Form 10-Q
period 1995-03-31
NORTH AMERICAN BIOLOGICALS INC
filed 1995-05-12
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D. C.   20549


                                   FORM 10-Q


  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                                       OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO           .
                                            ----------    ----------

                           COMMISSION FILE #0-4829-03



                        NORTH AMERICAN BIOLOGICALS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       59-1212264
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



        1111 Park Centre Boulevard, Third Floor, Miami, Florida   33169
        --------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)



(Registrant's telephone number, including area code):      (305) 625-5303
                                                      ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                               YES (X)     NO ( )

The number of shares outstanding of registrant's common stock at May 8, 1995 was 19,441,134 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        NORTH AMERICAN BIOLOGICALS, INC.

- --------------------------------------------------------------------------------



                                                                           Page
                                INDEX                                       No.
                                -----                                       ---
      PART I           FINANCIAL INFORMATION:

          ITEM 1.      FINANCIAL STATEMENTS

               Consolidated Balance Sheet, March 31, 1995
                 and December 31, 1994                                       3

               Consolidated Statement of Operations
                 for the three month periods ended
                  March 31, 1995 and 1994                                    4

               Consolidated Statement of Cash Flows
                 for the three month periods ended
                  March 31, 1995 and 1994                                    5

               Notes to Consolidated Financial Statements                    6

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS                                     7

      PART II          OTHER INFORMATION:

               Signatures                                                   10

          ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                      9

               Exhibit  11  - Calculation of Earnings per Share

               Exhibit  27  - Financial Data Schedule (for SEC use only).

Part I  Financial Information
Item 1  Financial Statements

                        NORTH AMERICAN BIOLOGICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                      ($ THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            (UNAUDITED)
                                                                             March 31,      December 31,
                                                                               1995             1994
                                                                            -----------     ------------
ASSETS
- ------

CURRENT ASSETS:
     Cash                                                                     $ 1,766          $ 1,982
     Trade accounts receivable, net                                            22,568           22,875
     Inventories                                                               20,279           20,713
     Prepaid expenses and other assets                                          3,188            2,485
                                                                              -------          -------
             TOTAL CURRENT ASSETS                                              47,801           48,055

PROPERTY AND EQUIPMENT, NET                                                    17,571           14,225
OTHER ASSETS:
     Excess of acquisition cost over net assets acquired, net                  16,564           16,696
     Intangible assets, net                                                    10,270           10,616
     Other assets                                                               4,508            4,225
                                                                              -------          -------

             TOTAL ASSETS                                                     $96,714          $93,817
                                                                              =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Trade accounts payable                                                   $ 6,117          $ 6,559
     Accrued expenses                                                          10,159           10,465
     Notes payable                                                              7,485            5,479
                                                                              -------          -------
             TOTAL CURRENT LIABILITIES                                         23,761           22,503

NOTES PAYABLE                                                                  18,181           19,549
                                                                              -------          -------
TOTAL LIABILITIES                                                              41,942           42,052
                                                                              -------          -------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, par value $.10 per share:
       5,000 shares authorized; no shares outstanding                              --               --
     Common stock, par value $.10 per share: 50,000 shares authorized,
       19,456 and 19,308 shares issued and outstanding, respectively            1,946            1,931
     Capital in excess of par value                                            37,719           37,781
     Retained earnings                                                         15,234           12,179
     Treasury stock, at cost, 20 shares                                          (127)              --
                                                                              -------          -------
                                                                               54,772           51,891
     Note receivable from stockholder                                              --             (126)
                                                                              -------          -------
TOTAL STOCKHOLDERS' EQUITY                                                     54,772           51,765
                                                                              -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $96,714          $93,817
                                                                              =======          =======


   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ($ THOUSANDS, EXCEPT PER SHARE DATA)


                                                            (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                        1995          1994
                                                        ----          ----
Sales                                                 $46,477       $35,636

Costs and expenses:
    Cost of products sold                              37,135        28,299
    Selling, general and administrative expenses        3,026         2,924
    Other operating expenses                            1,093           968
                                                      -------       -------

Operating income                                        5,223         3,445

Interest expense, net                                     295           837
                                                      -------       -------

Income before provision for income taxes                4,928         2,608

Provision for income taxes                              1,873           991
                                                      -------       -------

Net income                                            $ 3,055       $ 1,617
                                                      =======       =======

Earnings per share                                    $  0.15       $  0.10
                                                      =======       =======

Weighted average number of shares and
    common share equivalents (thousands)               20,244        16,262
                                                      =======       =======


   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ THOUSANDS)


                                                                                  (UNAUDITED)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ----------------------
                                                                             1995            1994
                                                                            ------          ------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                              $3,055          $1,617
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                      1,049           1,075
          Imputed interest and amortization of debt discount                     9             286
          Provision for doubtful accounts                                       (5)            104
          Compensation under employee stock plan                                13              13

    Change in assets and liabilities:
      Decrease (increase) in accounts receivable                               312            (216)
      Decrease (increase) in inventories                                       434          (1,764)
      Decrease (increase) in prepaid expenses and other assets                (707)             75
      Decrease (increase) in other assets                                     (455)           (125)
      Increase (decrease)  in accounts payable and accrued liabilities        (968)         (1,468)
                                                                            ------          ------

        Total adjustments                                                     (318)         (2,020)
                                                                            ------          ------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             2,737            (403)
                                                                            ------          ------

CASH FLOW FROM INVESTING ACTIVITIES:
    Collection on note receivable from stockholder                             126             166
    Cash of business acquired, net of transaction costs                         --             652
    Capital expenditures                                                    (3,759)           (381)
                                                                            ------          ------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                            (3,633)            437
                                                                            ------          ------

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under term debt agreement                                        --           6,125
    Repayments of term debt                                                   (375)         (4,875)
    Net borrowings (repayments) under line of credit agreement                (585)         (1,772)
    Other debt                                                               1,589             694
    Contingent royalty obligation payments                                      --            (255)
    Proceeds from the exercise of options and warrants                          51              81
                                                                            ------          ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      680              (2)
                                                                            ------          ------

NET (DECREASE) INCREASE IN CASH                                               (216)             32

CASH AT BEGINNING OF PERIOD                                                  1,982             824
                                                                            ------          ------

CASH AT END OF PERIOD                                                       $1,766          $  856
                                                                            ======          ======


   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1   --   GENERAL

The consolidated financial statements include the accounts of North American Biologicals, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 1995 and the consolidated results of its operations for the three months ended March 31, 1995 and 1994. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.

NOTE 2   --   INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

(In Thousands)                             March 31,             December 31,
                                             1995                    1994
                                             ----                    ----
Finished goods                              $13,978                 $15,328
Work in process                               2,134                   1,343
Raw materials                                 4,167                   4,042
                                            -------                 -------
                                            $20,279                 $20,713
                                            =======                 =======


NOTE 3   --   RECLASSIFICATIONS

Certain items in the consolidated financial statements for the three months ended March 31, 1994 have been reclassified for comparative purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------


The following is a discussion and analysis of the major factors contributing to the Company's financial condition and results of operations for the three month periods ended March 31, 1995 and 1994. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All amounts are expressed in thousands of dollars, except per share amounts.

                             RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations expressed as a percentage of sales:

                                                                      Three Months
                                                                     Ended March 31,
                                                                -------------------------
                                                                 1995               1994
                                                                 ----               ----
Sales                                                           100.0%             100.0%
Cost of products sold                                            79.9               79.4
                                                                -----              -----
Gross margin                                                     20.1               20.6

Selling, general and administrative expenses                      6.5                8.2
Other operating expenses                                          2.4                2.7
                                                                -----              -----

Operating income                                                 11.2                9.7
Interest expense, net                                             0.6                2.4
                                                                -----              -----

Income before provision for income taxes                         10.6                7.3
Provision for income taxes                                        4.0                2.8
                                                                -----              -----

Net income                                                        6.6%               4.5%
                                                                =====              =====


The following table sets forth certain information concerning sales by industry segment:


                                                     Three Months Ended March 31,
                                           ---------------------------------------------
                                             1995          %             1994        %
                                           -------       -----         -------     -----
Plasma-Source                              $28,445        61.2%        $22,435      63.0%
      -Specialty                            13,661        29.4           8,262      23.2
                                           -------       -----         -------     -----
                                            42,106        90.6          30,697      86.2
Therapeutic products                         2,601         5.6           2,041       5.7
Diagnostic products and services             1,770         3.8           2,898       8.1
                                           -------       -----         -------     -----

TOTAL                                      $46,477       100.0%        $35,636     100.0%
                                           =======       =====         =======     =====

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

The Company achieved record sales, operating income and net income for the quarter ended March 31, 1995. Operating income rose 52% to $5,223 in the first quarter of 1995 compared to $3,445 in the comparable 1994 quarter. Net income for the first quarter of 1995 was $3,055 or $0.15 per share, versus $1,617 or $0.10 per share in the first quarter of 1994.


                                     SALES

Sales for the first quarter of 1995 rose 30% to $46,477 compared to $35,636 for the first quarter of 1994. The increase during the quarter was primarily attributable to increased volume of source and specialty plasma shipments. Premier BioResources, Inc. ("PBI") acquired on January 27, 1994, contributed approximately $10.9 million and $7.7 million of plasma sales during the quarters ended March 31, 1995 and 1994, respectively.


                                  GROSS MARGIN

Gross margin in the first quarter of 1995 was $9,342 or 20.1% of sales compared to $7,337 or 20.6% of sales in the first quarter of 1994. The decline in gross margin as a percentage of sales was primarily attributable to increased lower margin source plasma sales contributed by PBI and start-up expenses associated with foreign operations. This was partially offset by an improved sales mix of higher margin specialty plasma, improved pricing under long-term plasma supply contracts, and the profit contribution from increased sales of therapeutic products.


                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $3,026, or 6.5% of sales, for the first quarter of 1995 compared to $2,924 or 8.2% of sales in the first quarter of 1994. The reduction in these expenses as a percentage of sales reflects the full integration and economies associated with the PBI acquisition and ongoing cost containment measures.


                            OTHER OPERATING EXPENSES

Other operating expenses were $1,093 for the first quarter of 1995, compared to $968 for the first quarter of 1994, primarily as a result of additional freight expenses associated with the increased volume of sales during the quarter.


                                INTEREST EXPENSE

Interest expense decreased to $295 in the first quarter of 1995 from $837 in the first quarter of 1994 primarily due to the early retirement of the Company's subordinated and other debt in the fourth quarter of 1994.


                                 OTHER FACTORS

The effective income tax rate of 38% was consistent with the first quarter of 1994 and differed from the federal statutory rate principally due to state income taxes and non-deductible foreign losses in 1995, offset by the effects of foreign trade income in both the current and comparable quarter.

                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, the Company's current assets exceeded current liabilities by $24,040 as compared to a net working capital position of $25,552 at December 31, 1994. Approximately $9.5 million in a term loan and $6.8 million in revolving credit loans were outstanding under a credit agreement with the Company's principal lender at March 31, 1995. The credit agreement provides for $12 million in revolving credit borrowing capacity to satisfy the Company's working capital requirements. In addition, the Company had approximately $5.1 million in flexible term notes outstanding, the proceeds of which were used to finance the construction of a new biopharmaceutical facility. The flexible term note agreement provides for a maximum outstanding principal amount of $18 million.

Projected capital expenditures for the remainder of 1995 include the substantial completion of construction of a new biopharmaceutical manufacturing facility, which will also include the Company's executive offices; plasma center renovations and relocations; and recurring improvements and continued automation of the Company's laboratories and warehouse facilities. Except for the new facility, the Company expects that these expenditures and the Company's working capital requirements will be furnished by a combination of funds on hand, cash flow from operations and bank borrowings, as required, under the Company's credit agreement.



PART  II   --   OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         11      Calculation of Earnings Per Share

         27      Financial Data Schedule (for SEC purposes only)


b.       Reports on Form 8-K:
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORTH AMERICAN BIOLOGICALS, INC.





DATE:  May 10, 1995                 By  /s/ Alfred J. Fernandez
                                        ---------------------------
                                        ALFRED J. FERNANDEZ
                                        Vice President, Finance and
                                        Chief Financial Officer