Form 10-Q
period 1995-06-30
NORTH AMERICAN BIOLOGICALS INC
filed 1995-08-11
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

    [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1995

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                    TO               .
                                    ------------------    --------------

                           COMMISSION FILE #0-4829-03


                        NORTH AMERICAN BIOLOGICALS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                       59-1212264
- -------------------------------                      ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


      5800 Park of Commerce Boulevard N.W., Boca Raton, FL        33487
- ------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


(Registrant's telephone number, including area code):   (407)989-5800
                                                        -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES (X)     NO ( )


The number of shares outstanding of registrant's common stock at August 8, 1995 was 19,486,910 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        NORTH AMERICAN BIOLOGICALS, INC.


                                                                                              Page
                                           INDEX                                               No.
                                           -----                                               ---
                 PART I           FINANCIAL INFORMATION:

                     ITEM 1.      FINANCIAL STATEMENTS

                          Consolidated Balance Sheet, June 30, 1995
                            and December 31, 1994                                              3

                          Consolidated Statement of Operations
                            for the three month and six month periods ended
                             June 30, 1995 and 1994                                            4

                          Consolidated Statement of Cash Flows
                            for the six month periods ended
                             June 30, 1995 and 1994                                            5

                          Notes to Consolidated Financial Statements                           6

                     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF FINANCIAL CONDITION AND RESULTS
                                      OF OPERATIONS                                            8

                 PART II          OTHER INFORMATION:

                     ITEM 1.      LEGAL PROCEEDINGS                                           12

                     ITEM 4.      SUBMISSION OF MATTERS OF A VOTE OF
                                  SECURITY HOLDERS                                            12

                     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            13

                          Exhibit  11  - Calculation of Earnings per Share                    14

                          Exhibit  27  - Financial Data Schedule (for SEC use only)

                          Signatures                                                          15


Part I Financial Information
Item 1 Financial Statements

                        NORTH AMERICAN BIOLOGICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                      ($ THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          JUNE 30,           DEC 31,
                                                                            1995              1994
                                                                          --------           -------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                                  $  1,863           $ 1,982
    Trade accounts receivable, net                                          26,047            22,875
    Inventories                                                             20,167            20,713
    Prepaid expenses and other assets                                        3,055             2,485
                                                                          --------           -------
      TOTAL CURRENT ASSETS                                                  51,132            48,055

PROPERTY AND EQUIPMENT, NET                                                 24,369            14,225

OTHER ASSETS:
    Excess of acquisition cost over net assets acquired, net                16,407            16,696
    Intangible assets, net                                                   9,908            10,616
    Other assets                                                             4,610             4,225
                                                                          --------           -------
              TOTAL ASSETS                                                $106,426           $93,817
                                                                          ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                                $  3,863           $ 6,559
    Accrued expenses                                                        10,776            10,465
    Notes payable                                                            6,471             5,479
                                                                          --------           -------
      TOTAL CURRENT LIABILITIES                                             21,110            22,503


NOTES PAYABLE                                                               27,007            19,549
                                                                          --------           -------
      TOTAL LIABILITIES                                                     48,117            42,052

COMMITMENTS AND CONTINGENCIES                                                   --                --

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, par value $.10 per share:
         5,000 shares authorized; no shares outstanding                         --                --
    Common stock, par value $.10 per share: 50,000 shares
         authorized; 19,487 and 19,308 shares issued, respectively           1,949             1,931
    Capital in excess of par value                                          37,701            37,781
    Retained earnings                                                       18,659            12,179
                                                                          --------           -------
                                                                            58,309            51,891
    Note receivable from stockholder                                            --              (126)
                                                                          --------           -------
      TOTAL STOCKHOLDERS' EQUITY                                            58,309            51,765
                                                                          --------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $106,426           $93,817
                                                                          ========           =======


   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ($ THOUSANDS, EXCEPT PER SHARE DATA)



                                                               (UNAUDITED)                      (UNAUDITED)
                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
                                                             ------------------               ----------------
                                                             1995          1994              1995         1994
                                                             ----          ----              ----         ----
Sales                                                       $46,975      $41,644           $93,452      $77,280

Costs and expenses:
    Cost of products sold                                    37,066       33,208            74,201       61,507
    Selling, general and administrative expenses              2,915        3,208             5,941        6,132
    Other operating expenses                                  1,231          895             2,324        1,863
                                                            -------      -------           -------      -------
Operating income                                              5,763        4,333            10,986        7,778

Interest expense, net                                          (238)        (929)             (533)      (1,766)
                                                            -------      -------           -------      -------
Income before provision for income taxes                      5,525        3,404            10,453        6,012

Provision for income taxes                                   (2,100)      (1,311)           (3,973)      (2,302)
                                                            -------      -------           -------      -------
Net income                                                  $ 3,425      $ 2,093           $ 6,480      $ 3,710
                                                            =======      =======           =======      =======
Earnings per share                                          $  0.17      $  0.12           $  0.32      $  0.22
                                                            =======      =======           =======      =======
Weighted average number of shares and
    common share equivalents (thousands)                     20,450       17,077            20,347       16,670
                                                            =======      =======           =======      =======






   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ THOUSANDS)


                                                                                 (UNAUDITED)
                                                                               Six Months Ended
                                                                                   JUNE 30,
                                                                             ---------------------
                                                                             1995             1994
                                                                             ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                               $6,480          $3,710
     Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
         Depreciation and amortization                                        2,229           2,252
         Imputed interest and amortization of debt discount                      18             568
         Provision for doubtful accounts                                       (116)            134
         Compensation under employee stock plan                                  14              26
    Change in assets and liabilities:
     Decrease (increase) in accounts receivable                              (3,056)         (1,654)
     Decrease (increase) in inventories                                         546          (2,694)
     Decrease (increase) in prepaid expenses                                   (581)         (1,423)
     Decrease (increase) in other assets                                       (742)           (258)
     Increase (decrease) in accounts payable and accrued liabilities         (2,604)         (1,171)
                                                                             ------          ------
        Total adjustments                                                    (4,292)         (4,220)
                                                                             ------          ------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              2,188            (510)

CASH FLOW FROM INVESTING ACTIVITIES:
    Cash of businesses acquired, net of transaction costs                        --             614
    Capital expenditures                                                    (11,024)         (1,599)
    Collection of note receivable from stockholder                              126             166
                                                                             ------          ------
NET CASH USED BY INVESTING ACTIVITIES                                       (10,898)           (819)

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under term debt agreement                                         --           6,125
    Repayments of term debt                                                  (1,167)         (5,250)
    Net repayments under line of credit agreement                            (1,288)           (477)
    Borrowings of flexible term notes                                         9,936              --
    Other debt                                                                  949           2,007
    Contingent purchase price obligation payments                                --            (612)
    Proceeds from the exercise of options                                       161             113
                                                                             ------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     8,591           1,906
                                                                             ------          ------
NET (DECREASE) INCREASE IN CASH                                                (119)            577

CASH AT BEGINNING OF PERIOD                                                   1,982             824
                                                                             ------          ------
CASH AT END OF PERIOD                                                        $1,863          $1,401
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

In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring adjustments necessary to present fairly the Company's consolidated financial position at June 30, 1995 and the consolidated results of its operations for the three and six month periods ended June 30, 1995 and 1994 and its consolidated cash flows for the six months ended June 30, 1995 and 1994. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2       --  INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                                                             JUNE 30,                  DECEMBER 31,
                 (In Thousands)                                               1995                        1994
                                                                              ----                        ----
                 Finished goods                                              $13,912                     $15,328
                 Work in process                                               2,002                       1,343
                 Raw materials                                                 4,253                       4,042
                                                                             -------                     -------
                                                                             $20,167                     $20,713
                                                                             =======                     =======



NOTE 3     --    PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:


                                                                             JUNE 30,                DECEMBER 31,
                    (In Thousands)                                             1995                      1994
                                                                               ----                      ----
                    Land and buildings                                         $3,003                   $2,998
                    Furniture and fixtures                                      2,437                    2,287
                    Machinery and equipment                                    10,554                    9,635
                    Leasehold improvements                                      6,478                    5,420
                    Construction in progress                                   12,025                    3,133
                                                                              -------                   -------
                    Total property and equipment                               34,497                   23,473
                    Less accumulated depreciation
                       and amortization                                       (10,128)                  (9,248)
                                                                              -------                   -------
                                                                              $24,369                   $14,225
                                                                              =======                   =======

Interest capitalized in connection with construction of the Company's biopharmaceutical facility was approximately $318,000 at June 30, 1995 and $40,000 at December 31, 1994.


NOTE 4       --  SUBSEQUENT EVENT

Effective July 21, 1995 the Company acquired certain assets including nine plasma collection centers located in Arizona, Texas and Colorado from Blood Systems, Inc. for $6 million. The acquisition was funded through bank borrowings and will be accounted for by the purchase method. The excess of acquisition cost over net assets acquired arising from the acquisition will be amortized ratably over 25 years.


NOTE 5       --  OTHER MATTERS

In May 1995, the Company was named as a defendant in a civil action in which the plaintiffs seek an unspecified amount of damages and also seek class action status with respect to others similarly situated. The Company denies all allegations against it, and intends to vigorously defend the case. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations. For further information regarding this matter, see Part II - Other Information,
Item I - Legal Proceedings.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




The following is a discussion and analysis of the major factors contributing to the Company's financial condition and results of operations for the three and six month periods ended June 30, 1995 and 1994. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. All amounts are expressed in thousands of dollars, except per share amounts.


                             RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the respective periods expressed as a percentage of sales:


                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                             JUNE 30,                        JUNE 30,
                                                                       --------------------            --------------------
                                                                       1995            1994            1995            1994
                                                                       ----            ----            ----            ----
                 Sales                                                100.0%          100.0%          100.0%          100.0%
                 Cost of products sold                                 78.9            79.7            79.4            79.6
                                                                      -----           -----           -----           -----
                 Gross margin                                          21.1            20.3            20.6            20.4

                 Selling, general and administrative expenses           6.2             7.7             6.3             7.9
                 Other operating expenses                               2.6             2.2             2.5             2.4
                                                                      -----           -----           -----           -----

                 Operating income                                      12.3            10.4            11.8            10.1
                 Interest expense, net                                  0.5             2.2             0.6             2.3
                                                                      -----           -----           -----           -----

                 Income before provision for income taxes              11.8             8.2            11.2             7.8
                 Provision for income taxes                             4.5             3.2             4.3             3.0
                                                                      -----           -----           -----           -----

                 Net income                                            7.3%            5.0%            6.9%            4.8%
                                                                      =====           =====           =====           =====


The following tables set forth certain information concerning sales by industry segment:

                                                                                 THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------
                                                               1995                %                 1994                   %
                                                               ----               ---                ----                  ---
                 Plasma     - Source                          $25,727             54.8%             $25,557                61.4%
                            - Specialty                        14,828             31.5               11,696                28.1
                                                              -------             ----              -------               -----
                                                               40,555             86.3               37,253                89.5
                 Therapeutic products                           3,989              8.5                2,101                 5.0
                 Diagnostic products and services               2,431              5.2                2,290                 5.5
                                                              -------             ----              -------               -----

                 TOTAL                                        $46,975             100.0%            $41,644               100.0%
                                                              =======             ====              =======               =====

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------
                                                               1995                %                 1994                   %
                                                               ----               ---                ----                  ---
                 Plasma     -Source                           $54,172             58.0%             $47,992                62.1%
                            -Specialty                         28,489             30.5               19,958                25.8
                                                              -------            -----              -------               -----
                                                               82,661             88.5               67,950                87.9
                 Therapeutic products                           6,590              7.0                4,142                 5.4
                 Diagnostic products and services               4,201              4.5                5,188                 6.7
                                                              -------            -----              -------               -----

                 TOTAL                                        $93,452            100.0%             $77,280               100.0%
                                                              =======            =====              =======               =====



                   THREE MONTHS ENDED JUNE 30, 1995 VS. 1994


The Company achieved record sales, operating income and net income for the three month period ended June 30, 1995. Operating income rose 33% to $5,763 for the second quarter of 1995 compared to $4,333 in the comparable 1994 quarter. Net income for the second quarter of 1995 was $3,425, or $0.17 per share, compared to $2,093, or $0.12 per share, in the second quarter of 1994.

                                     SALES

Sales for the second quarter of 1995 rose 13% to $46,975 compared to $41,644 for the second quarter of 1994. Increased volume of specialty plasma shipments as well as increased sales of the Company's proprietary therapeutic product, H-BIG(R), were the primary factors for the increase in overall sales.


                                  GROSS MARGIN

The gross margin improved to $9,909 or 21.1% of sales in the second quarter of 1995 compared to a gross margin of $8,436 or 20.3% of sales in the second quarter of 1994. An improved sales mix resulting from increased sales of H-BIG(R) and specialty plasma was primarily responsible for the enhanced gross margin.


                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $2,915 or 6.2% of sales for the second quarter of 1995 compared to $3,208 or 7.7% of sales in the second quarter of 1994. The reduction in these expenses reflects the full integration and economies associated with the Premier BioResources, Inc. acquisition in January, 1994 and ongoing cost containment measures.


                            OTHER OPERATING EXPENSES

Other operating expenses were $1,231 or 2.6% of sales for the 1995 period compared to $895 or 2.2% of sales for the second quarter of 1994. Additional royalties associated with increased sales of H-BIG(R) and freight expenses associated with the increased volume of plasma shipments during the quarter were primarily responsible for the increase in expenses.

                                INTEREST EXPENSE

Interest expense decreased to $238 or 0.5% of sales in the second quarter of 1995 from $929 or 2.2% of sales in the second quarter of 1994 primarily due to the early retirement of the Company's subordinated and other debt in the fourth quarter of 1994. As reflected in Note 3, interest associated with borrowings to finance construction of the Company's biopharmaceutical facility is being capitalized as project cost until the facility is available for commercial production.

                                 OTHER FACTORS

The effective income tax rates remained stable at 38% and 38.5% for the quarters ended June 30, 1995 and 1994, respectively, and differed from the federal statutory rate principally due to state income taxes and non-deductible foreign losses in 1995, offset by the effects of foreign trade income.




                    SIX MONTHS ENDED JUNE 30, 1995 VS. 1994


                             RESULTS OF OPERATIONS

The Company achieved record sales, operating income and net income for the six month period ended June 30, 1995. Operating income rose 41% to $10,986 in the first half of 1995 compared to $7,778 in the comparable 1994 period. Net income for the first six months of 1995 was $6,480, or $0.32 per share versus $3,710 or $0.22 per share in the first six months of 1994.


                                     SALES

Sales for the first half of 1995 rose 21% to $93,452 compared to $77,280 for the first half of 1994. The increase was primarily attributable to increased plasma shipments, primarily specialty plasma, and an increase in H-BIG(R) sales.


                                  GROSS MARGIN

The gross margin of $19,251 or 20.6% of sales in the first half of 1995 compared favorably to a gross margin of $15,773 or 20.4% of sales in the first half of 1994. An improved sales mix resulting from increased sales of H-BIG(R) and specialty plasma accounted for the improved gross margin.


                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $5,941 or 6.3% of sales for the first half of 1995 compared to $6,132 or 7.9% of sales in the first half of 1994. The reduction in these expenses reflects the full integration and economies associated with the Premier BioResources, Inc. acquisition in January, 1994 and ongoing cost containment measures.

                            OTHER OPERATING EXPENSES


Other operating expenses were $2,324 or 2.5% of sales for the first half of 1995 compared to $1,863 or 2.4% of sales for the first half of 1994 primarily as a result of higher royalty expenses associated with increased sales of H-BIG(R) and additional freight expenses associated with the increased volume of sales during the period.


                                INTEREST EXPENSE

Interest expense decreased to $533 or 0.6% of sales in the first six months of 1995 from $1,766 or 2.3% of sales in the first six months of 1994 primarily due to the early retirement of the Company's subordinated and other debt in the fourth quarter of 1994. As reflected in Note 3, interest associated with borrowings to finance construction of the Company's biopharmaceutical facility is being capitalized as project cost until the facility is available for commercial production.


                                 OTHER FACTORS

The effective income tax rates remained stable at 38% and 38.3% for the first half of 1995 and 1994, respectively, and differed from the federal statutory rate principally due to state income taxes and non-deductible foreign losses in 1995, offset by the effects of foreign trade income.


                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company's current assets exceeded current liabilities by $30 million as compared to a net working capital position of $25.6 million at December 31, 1994. Approximately $8.7 million in a term loan and $6.1 million in revolving credit loans, under the existing $12 million revolving credit facility, were outstanding under a credit agreement with the Company's principal lender at June 30, 1995. On July 27, 1995, the Company amended its existing credit agreement with its principal lender, increasing the availability under the revolving line of credit to $18 million through December 31, 1995. In addition, the Company had $15 million in flexible term notes outstanding, the proceeds of which were used to finance the construction of a new biopharmaceutical facility. The flexible term note agreement provides for a maximum outstanding principal amount of $18 million.


Projected capital expenditures for the remainder of 1995 include the completion of construction of the new biopharmaceutical manufacturing facility, which also includes the Company's executive offices; plasma center renovations and relocations; and recurring improvements and continued automation of the Company's laboratories and warehouse facilities. The Company expects that these expenditures and the Company's working capital requirements will be furnished by a combination of funds on hand, borrowings under the term note agreement, cash flow from operations and bank borrowings, as required, under the Company's credit agreement.

PART II     --     OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

On May 23, 1995 a civil action was filed in the Circuit Court of the 11th Judicial Circuit of Dade County Florida (Case No. 95-10489 CA 02) against Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer Inc., Baxter Healthcare Corporation and Alpha Therapeutic Corporation (the "Drug Companies"), the Company and The National Hemophilia Foundation. The plaintiffs in the case are ten individuals alleging the Company, the Drug Companies and The National Hemophilia Foundation were responsible for the production, sale/or and promotion of defective "coagulation products" used by persons with hemophilia, and that the persons who used such coagulation products consequently developed AIDs. The plaintiffs seek an unspecified amount of damages. The plaintiffs also seek class action status with respect to others similarly situated. On June 23, 1995, the case was removed to the United States District Court for the Southern District of Florida, Miami Division, by the Drug Companies on the theory that the Company was improperly joined as a defendant in this litigation only to circumvent federal diversity jurisdiction. Currently pending is the plaintiffs' motion to remand the case to state court. The Company has not filed an Answer or otherwise responded in the case, but it denies all claims made against the Company, and intends to vigorously defend the case. The Company believes that the claims will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's annual stockholders' meeting, which was held on May 26, 1995:

a)  Election of the following Board of Directors:

                                                                                 VOTES
                                                                  -----------------------------------
                                                                     FOR                     WITHHELD
                                                                  ----------                 --------
                 Paul Bogikes                                     17,910,254                  524,842
                 David L. Castaldi                                17,911,004                  524,092
                 David J. Gury                                    17,911,754                  523,342
                 Richard A. Harvey, Jr.                           17,910,354                  524,742
                 David A. Thompson                                17,909,554                  525,542

b)  Adoption of a Stock Plan for Non-Employee Directors:

                                                   VOTES
                        -------------------------------------------------------------
                           FOR                    AGAINST                   ABSTAINED
                        ----------               --------                   ---------
                        16,355,448               1,628,187                   451,461

c) Amendment to the Company's 1990 Equity Incentive Plan to increase the total number of shares of Common Stock which may be awarded under such plan by 775,000 shares:

                                                   VOTES
                        -------------------------------------------------------------
                           FOR                    AGAINST                   ABSTAINED
                        ----------               --------                   ---------
                        12,559,055               5,748,422                   127,619

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         11      Calculations of Earnings Per Share             Page 14

         27      Financial Data Schedule (for SEC use only)


b.       Reports on Form 8-K:

         NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTH AMERICAN BIOLOGICALS, INC.





DATE:            August 11, 1995            By:/s/ ALFRED J. FERNANDEZ
                                               -----------------------------
                                               ALFRED J. FERNANDEZ
                                               Vice President, Finance and
                                               Chief Financial Officer