Form 10-Q
period 1995-09-30
NORTH AMERICAN BIOLOGICALS INC
filed 1995-11-14
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM ____ TO ____.

                           COMMISSION FILE #0-4829-03

                        NORTH AMERICAN BIOLOGICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 Delaware                                                    59-1212264
--------------------------------------------                ------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)
or organization)


5800 Park of Commerce Boulevard N.W., Boca Raton, FL                  33487
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


(Registrant's telephone number, including area code):               (407)989-5800
                                                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES (X)   NO ( )


The number of shares outstanding of registrant's common stock at November 8, 1995 was 19,550,804 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        NORTH AMERICAN BIOLOGICALS, INC.

                                                                                              Page
                                           INDEX                                               No.
                                           -----                                               ---
                 PART I           FINANCIAL INFORMATION:

                     ITEM 1.      FINANCIAL STATEMENTS

                          Consolidated Balance Sheet, September 30, 1995
                            and December 31, 1994                                              3

                          Consolidated Statement of Operations
                            for the three month and nine month periods ended
                             September 30, 1995 and 1994                                       4

                          Consolidated Statement of Cash Flows
                            for the nine month periods ended
                             September 30, 1995 and 1994                                       5

                          Notes to Consolidated Financial Statements                           6

                     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    OF FINANCIAL CONDITION AND RESULTS
                                      OF OPERATIONS                                            9

                 PART II          OTHER INFORMATION:

                     ITEM 1.      LEGAL PROCEEDINGS                                           14

                     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                            14

                          Exhibit  11  - Calculation of Earnings per Share                    15

                          Signatures                                                          16

Part I   Financial Information
Item 1   Financial Statements

                        NORTH AMERICAN BIOLOGICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                      ($ THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     September 30,   December 31,
                                                                        1995             1994
                                                                     -------------   ------------
                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash                                                               $  2,447        $ 1,982
    Trade accounts receivable, net                                       24,697         22,875
    Inventories                                                          22,083         20,713
    Prepaid expenses and other assets                                     2,808          2,485
                                                                       --------        -------
      TOTAL CURRENT ASSETS                                               52,035         48,055

PROPERTY AND EQUIPMENT, NET                                              31,693         14,225

OTHER ASSETS:
    Excess of acquisition cost over net assets acquired, net             19,184         16,696
    Intangible assets, net                                               11,150         10,616
    Other assets                                                          5,011          4,225
                                                                       --------        -------
              TOTAL ASSETS                                             $119,073        $93,817
                                                                       ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                             $  4,721        $ 6,559
    Accrued expenses                                                     10,094         10,465
    Notes payable                                                         7,629          5,479
                                                                       --------        -------
      TOTAL CURRENT LIABILITIES                                          22,444         22,503


NOTES PAYABLE                                                            34,893         19,549
                                                                       --------        -------
      TOTAL LIABILITIES                                                  57,337         42,052

COMMITMENTS AND CONTINGENCIES                                                --             --

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, par value $.10 per share:
         5,000 shares authorized; no shares outstanding                      --             --
    Common stock, par value $.10 per share: 50,000 shares
         authorized; 19,550 and 19,308 shares issued, respectively        1,955          1,931
    Capital in excess of par value                                       37,672         37,781
    Retained earnings                                                    22,109         12,179
                                                                       --------        -------
                                                                         61,736         51,891
    Note receivable from stockholder                                         --           (126)
                                                                       --------        -------
      TOTAL STOCKHOLDERS' EQUITY                                         61,736         51,765
                                                                       --------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $119,073        $93,817
                                                                       ========        =======



   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ($ THOUSANDS, EXCEPT PER SHARE DATA)



                                                            (UNAUDITED)                   (UNAUDITED)
                                                        Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                      --------------------           ---------------------
                                                        1995         1994              1995         1994
                                                      -------      -------           --------     --------
Sales                                                 $48,090      $43,501           $141,542     $120,781

Costs and expenses:
    Cost of products sold                              37,830       34,848            112,031       96,355
    Selling, general and administrative expenses        3,281        3,350              9,222        9,482
    Other operating expenses                              981          794              3,305        2,657
                                                      -------      -------           --------     --------

Operating income                                        5,998        4,509             16,984       12,287

Interest and other expense, net                          (745)        (888)            (1,278)      (2,654)
                                                      -------      -------           --------     --------

Income before provision for income taxes                5,253        3,621             15,706        9,633

Provision for income taxes                             (1,803)      (1,511)            (5,776)      (3,813)
                                                      -------      -------           --------     --------

Net income                                            $ 3,450      $ 2,110           $  9,930     $  5,820
                                                      =======      =======           ========     ========

Earnings per share                                    $  0.17      $  0.12           $   0.49     $   0.35
                                                      =======      =======           ========     ========

Weighted average number of shares and
    common share equivalents (thousands)               20,516       17,229             20,403       16,856
                                                      =======      =======           ========     ========




   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ($ THOUSANDS)

                                                                             (UNAUDITED)
                                                                          Nine Months Ended
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                         1995            1994
                                                                        ------          ------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                         $ 9,930          $5,820
     Adjustments to reconcile net income to net cash provided (used)
           by operating activities:
           Depreciation and amortization                                 3,555           3,327
           Loss on disposal of property                                    170              --
           Imputed interest and amortization of debt discount               27             852
           Provision for doubtful accounts                                 (71)            389
           Compensation under employee stock plan                           15              38

    Change in assets and liabilities:
     Decrease (increase) in accounts receivable                         (1,751)         (3,598)
     Decrease (increase) in inventories                                   (838)         (5,167)
     Decrease (increase) in prepaid expenses                              (245)           (552)
     Decrease (increase) in other assets                                (1,284)         (1,110)
     Increase (decrease) in accounts payable and accrued liabilities    (2,480)            738
                                                                       -------          ------
        Total adjustments                                               (2,902)         (5,083)
                                                                       -------          ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                7,028             737

CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (18,267)         (2,814)
    Cash of businesses acquired, net of transaction costs                   --             614
    Cash consideration for business acquisition                         (6,075)             --
    Collection of note receivable from stockholder                         126             166
                                                                       -------          ------
NET CASH USED BY INVESTING ACTIVITIES                                  (24,216)         (2,034)

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under term debt agreement                                    --           6,125
    Repayments of term debt                                             (1,959)         (5,625)
    Net borrowings under line of credit agreement                        4,756             713
    Borrowings of flexible term notes                                   12,936              --
    Other debt                                                           1,732           1,617
    Contingent purchase price obligation payments                           --          (1,162)
    Proceeds from the exercise of stock options                            188             140
                                                                       -------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               17,653           1,808

NET INCREASE IN CASH                                                       465             511

CASH AT BEGINNING OF PERIOD                                              1,982             824
                                                                       -------          ------
CASH AT END OF PERIOD                                                  $ 2,447          $1,335
                                                                       =======          ======




   The accompanying Notes are an integral part of these Financial Statements.

                        NORTH AMERICAN BIOLOGICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1   --  GENERAL

The consolidated financial statements include the accounts of North American Biologicals, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

In the opinion of management, the unaudited consolidated financial statements include all adjustments consisting only of normal recurring adjustments necessary to present fairly the Company's consolidated financial position at September 30, 1995 and the consolidated results of its operations for the three and nine month periods ended September 30, 1995 and 1994 and its consolidated cash flows for the nine months ended September 30, 1995 and 1994. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2   --  INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                                                             SEPTEMBER 30,              DECEMBER 31,
                    (In Thousands)                                               1995                       1994
                                                                                 ----                       ----
                    Finished goods                                              $15,909                    $15,328
                    Work in process                                               1,449                      1,343
                    Raw materials                                                 4,725                      4,042
                                                                                -------                    -------
                                                                                $22,083                    $20,713
                                                                                =======                    =======



NOTE 3   --    PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                                                             SEPTEMBER 30,                DECEMBER 31,
                    (In Thousands)                                               1995                        1994
                                                                                 ----                        ----
                    Land and buildings                                         $ 5,498                     $ 2,998
                    Furniture and fixtures                                       2,817                       2,287
                    Machinery and equipment                                     12,367                       9,635
                    Leasehold improvements                                       7,010                       5,420
                    Construction in progress                                    14,638                       3,133
                                                                               -------                     -------
                       Total property and equipment                             42,330                      23,473
                    Less accumulated depreciation
                       and amortization                                        (10,637)                     (9,248)
                                                                               -------                     -------
                                                                               $31,693                     $14,225
                                                                               =======                     =======


Interest capitalized in connection with construction of the Company's biopharmaceutical facility was approximately $535,000 at September 30, 1995 and $40,000 at December 31, 1994.

NOTE 4  --  PROPOSED MERGER

On August 28, 1995, the Company entered into an Agreement and Plan of Merger with Univax Biologics, Inc. ("Univax"), pursuant to which Univax will merge with and into the Company in a tax-free, stock for stock transaction. The merger will be accounted for as a pooling of interests in accordance with Accounting Principles Board Opinion No. 16. Stockholder approval of both companies is a requirement prerequisite to closing; in addition, consent of the Company's lender as well as the receipt of customary opinions with respect to tax consequences and compliance letters with respect to the accounting treatment of the transaction are also prerequisites to closing. A Joint Proxy Statement/Prospectus dated October 27, 1995 has been furnished to the holders of record as of October 20, 1995 of both companies. A special meeting of stockholders of each company will be held on November 29, 1995 to vote for the approval of the merger.

The following unaudited proforma condensed combined financial statements give effect to the proposed merger of the Company and Univax.


PROFORMA CONDENSED COMBINED BALANCE SHEET

The unaudited proforma condensed combined balance sheet combines the historical balance sheets of the Company and Univax, as if the merger had become effective on September 30, 1995.



(In thousands)                                       SEPTEMBER 30,
                                                         1995
                                                     -------------
Current assets                                        $ 67,679
Total assets                                           142,450
Current liabilities                                     31,615
Long-term debt                                          36,189
Total liabilities                                       67,804
Total equity                                            74,646



PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

The unaudited proforma condensed combined statement of operations for the three and nine months ended September 30, 1995 and 1994 combine the historical statements of operations of the two companies as if the merger had become effective January 1, 1994.




                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
(In thousands, except per share amounts)           SEPTEMBER 30,                                SEPTEMBER 30,
                                          ------------------------------               ------------------------------
                                             1995                 1994                   1995                  1994
                                             ----                 ----                   ----                  ----
Sales                                      $50,203              $43,979                $146,734              $122,566
Operating loss                                (291)              (1,440)                   (852)               (3,829)
Net loss                                    (2,664)              (3,705)                 (7,067)              (10,430)
Loss per common share                        (0.08)               (0.13)                  (0.21)                (0.40)


NOTE 5   --    OTHER MATTERS

From May to August 1995, the Company was named in five civil actions containing similar claims. The Company denies all allegations against it, and intends to vigorously defend the cases. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations. For further information regarding this matter, see Part II - Other Information, Item I - Legal Proceedings.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the major factors contributing to the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1995 and 1994. The discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. All amounts are expressed in thousands of dollars, except per share amounts.


                            RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations for the respective periods expressed as a percentage of sales:


                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ---------------------           ---------------------
                                                                       1995            1994            1995            1994
                                                                       ----            ----            ----            ----
                 Sales                                                100.0%          100.0%          100.0%          100.0%
                 Cost of products sold                                 78.7            80.1            79.2            79.8
                                                                      -----           -----           -----           -----
                 Gross margin                                          21.3            19.9            20.8            20.2

                 Selling, general and administrative expenses           6.8             7.7             6.5             7.8
                 Other operating expenses                               2.0             1.8             2.3             2.2
                                                                      -----           -----           -----           -----
                 Operating income                                      12.5            10.4            12.0            10.2
                 Interest expense and other, net                       (1.6)           (2.0)           (0.9)           (2.2)
                                                                      -----           -----           -----           -----
                 Income before provision for income taxes              10.9             8.4            11.1             8.0
                 Provision for income taxes                            (3.7)           (3.5)           (4.1)           (3.2)
                                                                      -----           -----           -----           -----
                 Net income                                             7.2%            4.9%            7.0%            4.8%
                                                                      =====           =====           =====           =====



The following tables set forth certain information concerning sales by industry segment:

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------------------
                                                               1995                %                  1994                  %
                                                               ----              -----                ----                -----
                 Plasma     - Source                          $27,092             56.3%             $25,395                58.4%
                            - Specialty                        16,209             33.7               12,484                28.7
                                                              -------            -----              -------               -----
                                                               43,301             90.0               37,879                87.1
                 Therapeutic products                           2,810              5.9                2,240                 5.1
                 Diagnostic products and services               1,979              4.1                3,382                 7.8
                                                              -------            -----              -------               -----

                 TOTAL                                        $48,090            100.0%             $43,501               100.0%
                                                              =======            =====              =======               =====

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------------------
                                                               1995                 %                 1994                  %
                                                               ----                 -                 ----                  -
                 Plasma     -Source                          $ 81,264             57.4%            $ 73,387                60.7%
                            -Specialty                         44,698             31.6               32,442                26.9
                                                             --------            -----             --------               -----
                                                              125,962             89.0              105,829                87.6
                 Therapeutic products                           9,400              6.6                6,382                 5.3
                 Diagnostic products and services               6,180              4.4                8,570                 7.1
                                                             --------            -----             --------               -----
                 TOTAL                                       $141,542            100.0%            $120,781               100.0%
                                                             ========            =====             ========               =====




                THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994


The Company achieved record sales, operating income and net income for the three month period ended September 30, 1995. Operating income rose 33% to $6.0 million for the third quarter of 1995 compared to $4.5 million in the comparable 1994 quarter. Net income for the third quarter of 1995 was $3.5 million, or $0.17 per share, compared to $2.1 million, or $0.12 per share, in the third quarter of 1994.

                                    SALES

Sales for the third quarter of 1995 rose 10.5% to $48.1 million compared to $43.5 million for the third quarter of 1994. Increased volume of plasma shipments as well as increased sales of immunotherapeutic products were the primary factors for the increase in overall sales.


                                 GROSS MARGIN

The gross margin improved to $10.3 million or 21.3% of sales in the third quarter of 1995 compared to a gross margin of $8.7 million or 19.9% of sales in the third quarter of 1994. An improved sales mix resulting from increased sales of specialty plasma and immunotherapeutic products was primarily responsible for the enhanced gross margin.


                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $3.3 million or 6.8% of sales for the third quarter of 1995 compared to $3.4 million or 7.7% of sales in the third quarter of 1994. The reduction in these expenses reflects the Company's ongoing cost containment measures.

                            OTHER OPERATING EXPENSES

Other operating expenses were $1 million or 2.0% of sales for the 1995 period compared to $0.8 million or 1.8% of sales for the third quarter of 1994. Additional freight expenses associated with the increased volume of plasma shipments during the quarter were primarily responsible for the increase in expenses.


                           INTEREST EXPENSE AND OTHER

Interest expense decreased to $0.5 million or 1% of sales in the third quarter of 1995 from $0.9 million or 2.0% of sales in the third quarter of 1994 primarily due to the early retirement of the Company's subordinated and other debt in the fourth quarter of 1994. As reflected in Note 3, interest associated with borrowings to finance construction of the Company's biopharmaceutical facility is being capitalized as project cost until the facility is available for commercial production. Interest and other expense also includes a non-recurring charge of $0.2 million to reserve for loss on disposition of a property during the third quarter of 1995.


                                 OTHER FACTORS

The effective income tax rates were 34.3% and 41.7% for the 1995 and 1994 quarters, respectively. Recognition of additional foreign trade income in connection with the filing of the Company's 1994 federal income tax return in the third quarter reduced the effective tax rate for 1995. The effective tax rate differed from the federal statutory rate principally due to state income taxes and non-deductible foreign losses, offset by the effects of foreign trade income.



                 NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994


                             RESULTS OF OPERATIONS

The Company achieved record sales, operating income and net income for the nine month period ended September 30, 1995. Operating income rose 38% to $17.0 million for the nine months ended September 30, 1995 compared to $12.3 million in the comparable 1994 period. Net income for the nine months of 1995 was $9.9 million, or $0.49 per share, versus $5.8 million, or $0.35 per share, in the nine months of 1994.


                                     SALES

Sales for the first nine months of 1995 rose 17.2% to $141.5 million compared to $120.8 million in the comparable 1994 period. The increase was primarily attributable to increased plasma shipments, primarily specialty plasma, and an increase in immunotherapeutic sales.


                                  GROSS MARGIN

The gross margin of $29.5 million or 20.8% of sales in the first nine months of 1995 compared favorably to a gross margin of $24.4 million or 20.2% of sales in the comparable 1994 period. An improved sales mix resulting primarily from increased sales of specialty plasma and immunotherapeutics accounted for the improved gross margin.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $9.2 million or 6.5% of sales for the first nine months of 1995 compared to $9.5 million or 7.8% of sales in the first nine months of 1994. The reduction in these expenses reflects the full integration and economies associated with the Premier BioResources, Inc. acquisition in January, 1994 and ongoing cost containment measures.

                            OTHER OPERATING EXPENSES


Other operating expenses were $3.3 million or 2.3% of sales for the nine months ended September 30, 1995 compared to $2.7 million or 2.2% of sales for the nine months ended September 30, 1994. Royalty expenses associated with increased sales of immunotherapeutics (H-BIG(R)) and additional freight expenses associated with the increased volume of sales during the 1995 period were primarily responsible for the increase.


                           INTEREST EXPENSE AND OTHER

Interest expense decreased to $1.1 million or 0.8% of sales in the first nine months of 1995 from $2.7 million or 2.2% of sales for the first nine months of 1994, primarily due to the early retirement of the Company's subordinated and other debt in the fourth quarter of 1994. As reflected in Note 3, interest associated with borrowings to finance construction of the Company's biopharmaceutical facility is being capitalized as project cost until the facility is available for commercial production. Interest and other expense also includes a non-recurring charge of $0.2 million to reserve for loss on disposition of a property during the third quarter of 1995.


                                 OTHER FACTORS

The effective income tax rates were 36.8% and 39.6% for the nine months ended September 30, 1995 and 1994, respectively. Recognition of additional foreign trade income in connection with the filing of the Company's 1994 federal income tax return in the third quarter of 1995 reduced the effective tax rate for 1995. The effective tax rate differed from the federal statutory rate principally due to state income taxes and non-deductible foreign losses, offset by the effects of foreign trade.


                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company's current assets exceeded current liabilities by $29.6 million as compared to a net working capital position of $25.6 million at December 31, 1994. Approximately $7.9 million in a term loan and $12.1 million in revolving credit loans, under the existing $18 million revolving credit facility, were outstanding under a credit agreement with the Company's principal lender at September 30, 1995. On July 27, 1995, the Company amended its existing credit agreement with its principal lender, increasing the availability under the revolving line of credit to $18 million through December 31, 1995. In addition, the Company had $18 million in flexible term notes outstanding, the proceeds of which were used to finance the construction of a new biopharmaceutical facility. As reflected in Note 4 to the Company's consolidated financial statements, lender consent on the proposed merger with Univax is required. The Company is negotiating an amended loan agreement with the lender providing for amended loan covenants and increased credit availability. There can be no assurance that the Company will be successful in these negotiations.

Projected capital expenditures for the remainder of 1995 include the completion of construction of the new biopharmaceutical manufacturing facility, which also includes the Company's executive offices; plasma center renovations and relocations; and recurring improvements and continued automation of the Company's laboratories and warehouse facilities. The Company expects that these expenditures and the Company's working capital requirements will be furnished by a combination of funds on hand, cash flow from operations and bank borrowings.

PART II    --    OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is a party to litigation in the ordinary course of business. In addition, it has been named in the actions described below, but does not believe that any such litigation will have a material adverse effect on its financial position or results of operations.

The Company was named in a civil action filed on May 23, 1995 in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida (Case No. 95-10489 CA 02) against Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer Inc., Baxter Healthcare Corporation, Alpha Therapeutic Corporation, NABI and The National Hemophilia Foundation. The plaintiffs allege that they and their class members are persons infected with HIV as a result of using HIV-contaminated products of various defendants or as a result of family relations with those so infected. On June 23, 1995, the case was removed to the United States District Court for the Southern District of Florida, Miami Division. The plaintiffs subsequently moved to remand this case to state court. The federal court's ruling on the removal/remand issue is pending.

The Company was named in three other civil actions filed on or about July 27, 1995 in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida (Case No., 95-15169, 95-15170 and 95-15171) against Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer Inc., Baxter Healthcare Corporation, NABI and Alpha Therapeutic Corporation. The plaintiffs assert that use of AHF concentrate made by the defendants other than NABI resulted in plaintiffs becoming infected with the HIV virus. On September 1, 1995, the three cases were removed to the United States District Court for the Southern District of Florida, Miami Division. The plaintiffs subsequently moved to remand these cases to state court. The federal court's rulings on the removal/remand issues are pending.

The Company was named in a civil action filed on or about August 9, 1995 in the Franklin County Common Pleas Court, Civil Division, Columbus, Ohio (Case No. 95-CAB-08-5443) against Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer Inc., Baxter Healthcare Corporation, Alpha Therapeutic Corporation, the American Red Cross, Arthur L. Sagone, Jr., M.D., Arthur L. Sagone, M.D., Inc., NABI and the National Hemophilia Foundation, Inc. The plaintiffs' claims arise from the AIDS-related death of an individual who was treated for hemophilia with coagulation products allegedly contaminated with HIV. On September 11, 1995, the case was removed to the United States District Court for the Southern District of Ohio.

The Company denies all claims made against it, and intends to vigorously defend the cases.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         11      Calculations of Earnings Per Share               Page 15

         27      Financial Data Schedule (for SEC use only)

b.       Reports on Form 8-K:

On September 14, 1995, the Company filed a current report on Form 8-K, reporting under Item 5 thereof, an Agreement and Plan of Merger entered into between the Company and Univax.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTH AMERICAN BIOLOGICALS, INC.





DATE: November 14, 1995                     BY: /s/ Alfred J. Fernandez
     ---------------------                     ------------------------------
                                                  ALFRED J. FERNANDEZ
                                                  Vice President, Finance and
                                                  Chief Financial Officer