Form 10-K405
period 1995-12-31
NORTH AMERICAN BIOLOGICALS INC
filed 1996-04-01
CIK 72444

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K
(Mark One)


       [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1995
                           ----------------------------------------------------

                                       OR


       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


  For the transition period from                         to
                                  ---------------------  ---------------------

  Commission file number          0-4829-03
                           ---------------------------------------------------


                                      NABI
                   ---------------------------------------
                              (Name of Registrant)

         Delaware                                            59-1212264
- ------------------------------------------------------------------------------
 (State or Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization)                          Identification Number

          5800 Park of Commerce Boulevard N.W., Boca Raton, FL  33487
- ------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]  Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 22, 1996, 34,074,109 shares of common stock were outstanding, of which 33,513,939 shares were held of record by non-affiliates. The aggregate market value of shares held by non affiliates was approximately $439,870,449 based on the closing price per share of such common stock on such date as reported by the NASDAQ National Market.

                      Documents Incorporated by Reference

Portions of NABI's definitive Proxy Statement for its annual meeting of shareholders which NABI intends to file within 120 days after the end of NABI's fiscal year ended December 31, 1995 are incorporated by reference into Part III hereof as provided therein.

                                     PART I

ITEM 1. BUSINESS


OVERVIEW

     NABI (formerly North American Biologicals, Inc.) is a vertically integrated biopharmaceutical company that supplies human blood plasma and develops and commercializes therapeutic products for the prevention and treatment of infectious diseases and immunological disorders. NABI is one of the world's largest suppliers of source plasma and specialty plasma which are sold to pharmaceutical and diagnostic companies or used in NABI's proprietary products. NABI collects plasma from an extensive donor base through 78 collection centers in the United States and three collection centers in Germany. During 1994 and 1995 NABI collected and processed approximately 1,830,000 and 2,020,000 liters of plasma, respectively. NABI also is developing a broad specific polyclonal antibody ("SPA") product line that includes two therapeutic products approved by the United States Food and Drug Administration (the "FDA") and 12 therapeutic products that are in development, including four products in clinical trials. NABI has completed construction, and has commenced validation, of a new biopharmaceutical manufacturing facility designed to process plasma into immunotherapeutic products. In addition, NABI manufactures and markets human blood plasma-based control products and diagnostic products and provides testing services on plasma and blood samples supplied by third parties.

     On November 29, 1995, Univax Biologics, Inc. ("Univax"), a publicly traded biopharmaceutical company developing and marketing products for the prevention and treatment of infectious diseases and their associated complications through the activation and targeting of the human immune system, was merged into NABI (the "Merger").

TRADEMARKS

     NABI(R), WinRho SD(TM), H-BIG(R), HIV-IG(TM), HyperGAM+CF(TM), StaphVAX(TM), StaphGAM(TM), H-BIG IV(TM), CMV NeutraGAM(TM), QS-21 Stimulon(TM), H-CIG IV(TM), NeoGAM(TM), OmniGam(TM), NorMLCera-Plus(R), QC-HIV(R), ViroSure (TM) and QC-Hepatitis(TM) are trademarks that are either owned or licensed by NABI.

INDUSTRY BACKGROUND

  Source and Specialty Plasma

     Plasma is the liquid portion of blood which contains various proteins, as distinguished from formed elements of the blood such as red blood cells, white blood cells and platelets. According to Marketing Research Bureau, an independent market research company, the worldwide market for plasma-based products was approximately $4.6 billion in 1994. Plasma is obtained in the United States through donations from individuals at approximately 450 plasma collection centers. The market factors influencing the plasma industry have included: (i) the expanded use of immunotherapeutic products to prevent and treat disease, (ii) extensive public concern over the safety of the blood supply, with subsequent political demand for tighter scrutiny of blood product suppliers and a resulting reduction in blood collection, and (iii) an increase in regulatory control over the collection and testing of plasma.

     A worldwide shortage of plasma began in 1991, partially due to the increased need for plasma components to treat larger and older populations, and partially due to a diminished pool of donors that resulted from more restrictive testing and screening requirements imposed by regulatory authorities. In 1991, the FDA mandated screening for hepatitis C, thereby disqualifying donations from a significant portion of the then existing donor base.

     Plasma is composed of three primary proteins: albumin, anti-hemophilic factor ("AHF") and immune globulin. After collection, plasma is fractionated, or separated, into these three proteins. The therapeutic market for each of these proteins at any one time drives overall demand for plasma. The primary uses of these proteins are as follows:

- -    Albumin is the protein used to restore plasma volume subsequent to shock, trauma, surgery and burns.

- -    AHF is the clotting factor in plasma used to treat hemophilia and clotting disorders.

- -    Immune globulin is the component of plasma that carries antibodies to fight disease. Therapeutic uses include the treatment of tetanus, rabies, hepatitis, immune thrombocytopenic purpura ("ITP") and acquired or congenital immune disorders.

     Plasma which contains high concentrations of specific antibodies is known as specialty plasma and is distinguished from source plasma, which does not have such high concentrations. Specialty plasma is used primarily to manufacture plasma-based immunotherapeutic products which bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasmas for therapeutic purposes significantly increased. Among the current uses for specialty plasmas are the production of products to prevent hepatitis, ITP, Rh incompatibility in newborns, cytomegalovirus ("CMV") infections, tetanus and rabies. Specialty plasmas are also widely used for diagnostic and tissue culture purposes.

     Specialty plasmas can be obtained by screening the normal donor population for individuals who have an acceptable level of the desired antibody due to previous exposure to the pathogen. This screening approach is only feasible if high concentrations of the desired antibodies occur naturally in a significant percentage of the donor population. An alternative approach is to stimulate donors with an immunizing agent specifically directed at the targeted pathogen. Such donor stimulation can create a steadier supply of plasma with high levels of the desired types of antibodies. Specialty plasma is fractionated into its three component proteins and the resulting immunoglobulin is used to manufacture immunotherapeutic products. Donor stimulation has been used successfully for years for the collection of specialty plasmas containing antibodies active against tetanus, rabies, hepatitis B and Rh incompatibility.

  Immunotherapeutics

     Immunotherapeutic products include plasma-based immunoglobulin therapeutic products and vaccines. Immunotherapeutic products which are produced from specialty plasma contain a rich mixture of antibodies produced by healthy donors naturally or in response to exposure to particular component substances produced by a virus or bacteria. These SPAs are administered to provide passive immunity against infection in immune-compromised patients or patients who are immediately at risk and therefore do not have time to mount their own antibody response.

     NABI believes that plasma-based immunotherapeutic products have a high benefit-to-cost ratio and have a high level of physician acceptance based on past usage. Immunotherapeutic products offer numerous clinical advantages. They are produced naturally from a human source, and their safety has been well documented over several decades of clinical experience.

     The use of plasma-based immunotherapeutic products increased in the mid-1980s as a result of the development of intravenous formulations which made administration of larger therapeutic doses practical for a broad range of specific diseases. As a result, immunoglobulin therapy has become a growing part of medical practice. According to Market Research Bureau, in 1994, the market was approximately $983 million.

     Vaccines play an important role in the development and production of immunotherapeutic products. They can be used as stimulating agents to cause the human body to produce SPAs. They also can provide long-term protection against exposure to a specific disease-causing substance or pathogen. When invaded by viruses, bacteria or other disease-causing organisms, the human body mounts an immune response, producing antibodies that target and help kill the invading pathogen. This natural immune response to an infection is termed "active immunity." Vaccines induce active immunity in the absence of an actual infection by presenting to the immune system dead or disabled organisms or purified components derived from the organism's surface. The immune system develops an active immune response to the vaccine and "remembers" that response just as it does for a natural infection. Vaccines can provide significant long-term protection because this "immune memory" results in a stronger and more rapid immune response upon subsequent exposure to the pathogen. Vaccines are powerful tools in the fight against infectious disease and have been largely responsible for the elimination of smallpox, polio, diphtheria, whooping cough and certain other diseases as major causes of death in the United States.

     In contrast to viral vaccines, bacterial vaccines generally cannot be based on dead or disabled organisms because bacteria produce many toxins that are dangerous even if the bacteria are no longer infective. Moreover, because of certain structural characteristics, protein-based bacterial vaccines are not likely to be broadly useful. One solution may be to exploit the complex carbohydrates present on the surface of most bacteria. Only four carbohydrate-based bacterial vaccines are currently on the market in the United States because vaccine companies have historically focused primarily on viral rather than bacterial diseases.

STRATEGY

     NABI's objective is to become a leader in the development and marketing of proprietary plasma-based immunotherapeutic products. The key elements of NABI's strategy include the following:

     Leverage NABI's Plasma Business into the Higher Margin Immunotherapeutics
Business.   NABI intends to continue the expansion of its historical lower margin plasma business into the higher margin plasma-based immunotherapeutics business. NABI intends to build upon its expertise in the plasma business and on the consistent revenues and critical raw materials generated by that business. Through the Merger, NABI significantly increased the number of immunotherapeutic products it has in development.

     Capitalize on Fully Integrated Development Capabilities. NABI's 81 plasma collection centers in the United States and Germany make NABI one of the world's largest suppliers of plasma to the pharmaceutical and diagnostic industries. NABI's 81 person research and development team based in Rockville, Maryland has the capabilities to develop multiple product opportunities simultaneously, and bring products through the clinical development and FDA approval processes. NABI also has an experienced sales and marketing organization currently consisting of 16 salespersons, and a distribution network adding 40 more salespersons. In addition, NABI has completed construction and has begun validation of a new biopharmaceutical manufacturing facility in Boca Raton, Florida designed to process specialty plasma into immunotherapeutic products. NABI anticipates that it will receive requisite validation and FDA licensure of this facility in 1998. NABI intends to capitalize on this fully integrated development capability to become a leader in the plasma-based immunotherapeutics industry.

     Focus on Products that Prevent and Treat Infectious Diseases.   NABI is
focusing its efforts on SPA-based immunotherapeutic products, such as H-BIG IV, WinRho SD and HyperGAM+CF, for immediate short-term protection against infectious diseases and their associated complications. In support of these efforts, NABI is developing vaccines, such as StaphVAX and OmniVAX, to be used as stimulating agents in humans to produce antibodies for its immunotherapeutic products and, potentially, as long-term protection against infection.

     Pursue Selected Product Strategic Alliance Opportunities.   NABI has
developed strategic alliances with Genzyme Corporation ("Genzyme"), Chiron Biocine Company ("Chiron") and others to complement its in house research and development and product marketing capabilities, and intends to seek additional strategic alliances with others where appropriate. See "-Strategic Alliances, Licenses and Royalty Obligations."

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

Source Plasma

     NABI is one of the world's largest suppliers of human blood plasma to the pharmaceutical and diagnostic industries. During 1994 and 1995, NABI derived revenues of $98.6 million and $108.3 million, respectively, from the sale of source plasma, representing 68.6% and 63.9%, respectively, of NABI's total revenues from the sale of plasma.

Specialty Plasma

     During 1994 and 1995, NABI derived revenues of $45.1 million and $61.2 million, respectively, from the sale of specialty plasma, representing 31.4% and 36.1%, respectively, of NABI's total revenues from the sale of plasma.

     NABI identifies potential specialty plasma donors through internal screening and testing procedures. NABI also has developed FDA-licensed programs to inoculate potential donors to stimulate their production of specific antibodies. Through NABI's nationwide operating base and access to its large and diverse donor base, NABI believes it has a strategic advantage in its ability to collect specialty plasmas.

     NABI's principal specialty plasmas include:

- -    Hepatitis B Plasma.  NABI provides anti-hepatitis B plasma to manufacturers of hepatitis B immunotherapeutic products which provide passive immunity to hepatitis B. Anti-hepatitis B plasma collected by NABI is also used to produce H-BIG, NABI's own hepatitis B immunotherapeutic product. NABI believes that its proprietary donor stimulation and management programs generally allow NABI to produce anti-hepatitis B plasma having a higher concentration of antibody than competing products.

- -    Anti-D Plasma.  Specialty plasma containing anti-D antibody has long been used when there is a mismatch between a mother's Rh factor and that of her fetus. Plasma collected from donors who have natural levels of anti-D antibody or who have been inoculated to raise their anti-D antibody levels is used to make products to protect the infant. NABI has proprietary donor stimulation and management programs which enhance its ability to increase collection of anti-D plasma.

- -    HAV Plasma.  Plasma which is rich in antibodies against the hepatitis A virus ("HAV") is available from the small percentage of the population that has been exposed to the hepatitis A virus. HAV plasma is used to augment general intravenous immunotherapeutic products to provide protection from this virus.

- -    CMV Plasma.  CMV antibody-positive donors are indigenous in the population. By screening its large donor population, NABI can identify individuals with high concentrations of CMV antibodies in their plasma, and supply the plasma to product manufacturers to enhance intravenous products and to produce specific CMV immunoglobulin therapeutic products.

- -    Rabies Plasma.  NABI is a major supplier of rabies antibody-rich plasma to manufacturers of rabies immunotherapeutic products, which provide a short-term boost in immunity to patients exposed to the rabies virus.

Immunotherapeutic Products

     NABI is developing and marketing products for the prevention and treatment of infectious diseases and their associated complications through activation and targeting of the human immune system. NABI is focusing its efforts principally on SPA-based immunotherapeutic products. NABI also is developing vaccines to be used principally as stimulating agents in humans to produce antibodies for immunotherapeutic products and also, potentially, as long-term protection against infection. NABI is concentrating its vaccine development efforts on vaccines for bacterial infections, particularly those that are hospital-acquired or associated with chronic disease. NABI is developing a broad product line that includes two currently marketed immunotherapeutic products approved by the FDA and 12 products that are in development, including four products in clinical trials.

     NABI believes that it has research capability in the development of bacterial vaccines based on carbohydrates and carbohydrate/protein compounds. NABI's specific capabilities in the development of carbohydrates and carbohydrate/protein compound bacterial vaccines include, among others, broad expertise in the molecular and cellular biology of bacterial pathogens, and the ability to develop cell lines and manufacturing processes that maximize the production of carbohydrates and proteins.

     NABI's research and development capabilities have been enhanced as a result of the Merger by NABI's succession to collaborations with several of the major academic and government research laboratories active in this area. NABI has also licensed the use of proprietary proteins and enhancing agents which it believes will enhance the development of highly immune-stimulating vaccines.

           IMMUNOTHERAPEUTIC PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     NABI's product line of immunotherapeutic products was initiated with the acquisition of H-BIG and HIV-IG from Abbott Laboratories ("Abbott") in September and November 1992, respectively. NABI has expanded this product line with the formulation and development of H-BIG IV, an intravenous formulation of H-BIG, and H-CIG IV, another intravenous product. As a result of the Merger, NABI has added ten more products to its pipeline, including three products in clinical trials. The following table summarizes NABI's pipeline of products on the market or in development.


  PRODUCTS           POTENTIAL APPLICATIONS                               STATUS
- --------------------------------------------------------------------------------------------------------
H-BIG          Hepatitis B                          Product License Application ("PLA")
                                                    approved; marketing
- --------------------------------------------------------------------------------------------------------
WinRho SD      ITP and Rh isoimmunization           PLA approved; marketing
- --------------------------------------------------------------------------------------------------------
WinRho SD      Additional autoimmune conditions     Phase IV clinical trial in progress
- --------------------------------------------------------------------------------------------------------
HIV-IG         HIV/AIDS transmission from mother    Phase III clinical trial in progress in
               to fetus                             collaboration with the National Institutes of Health
                                                    (the "NIH")
- --------------------------------------------------------------------------------------------------------
HyperGAM+CF    Chronic pseudomonas infections in    Phase II clinical trial in progress in U.S.
               cystic fibrosis patients             and Europe in collaboration with Genzyme
- --------------------------------------------------------------------------------------------------------
StaphVAX       Staph A infections (vaccine)         Phase II clinical trial completed; follow-on
                                                    dosing studies in hemodialysis patients in progress
- --------------------------------------------------------------------------------------------------------
StaphGAM       Staph A infections                   Donor stimulation in progress; Phase I/II
                                                    with purified antibody to begin in 1996
- --------------------------------------------------------------------------------------------------------
H-BIG IV       Hepatitis B reinfection in liver     Phase I/II clinical trial to begin in 1996
               transplant patients
- --------------------------------------------------------------------------------------------------------
CMV NeutraGAM  CMV in renal transplant patients     Donor stimulation and Phase I/II
                                                    clinical trial to begin in 1996
- --------------------------------------------------------------------------------------------------------
H-CIG IV       Hepatitis C reinfection in liver     Preclinical; donor screening in progress
               transplant patients
- --------------------------------------------------------------------------------------------------------
StaphVAX II    Staph epi infections (vaccine)       Preclinical
- --------------------------------------------------------------------------------------------------------
StaphGAM II    Staph A and Staph epi infections     Preclinical
- --------------------------------------------------------------------------------------------------------
NeoGAM         Staph A and Staph epi infections in  Preclinical
               neonates
- --------------------------------------------------------------------------------------------------------
OmniGAM        Staphylococcal and Enterococci       Preclinical
               infections in intensive care
               transplant and surgical patients


H-BIG

     Despite the availability of hepatitis B vaccines, hepatitis B infection has spread rapidly and now affects approximately 300 million people worldwide. The Centers for Disease Control and Prevention (the "CDC") recommends that newborn infants of mothers who are hepatitis B-positive be inoculated with both hepatitis B immune globulin and a hepatitis B vaccine. The worldwide market for the current formulation and indications of H-BIG is estimated to be approximately $50 million. H-BIG is an intramuscular SPA product used following exposure by blood transfusion, accidental ingestion, transmission from a hepatitis B antigen-positive mother or sexual exposure. NABI believes that H-BIG is the first hepatitis B plasma-based immunotherapeutic product to be licensed by the FDA and has been marketed since 1977. NABI has marketed H-BIG since 1992 when it acquired the product. NABI is obligated to pay a royalty to Abbott on net sales of H-BIG through September 2002. NABI believes that it has substantially all of the United States market for sales of plasma-based immunotherapeutic products for the prevention and treatment of hepatitis B.

WinRho SD

     WinRho SD is an SPA product designed for the treatment of ITP and the suppression of Rh isoimmunization. ITP is a blood disorder characterized by abnormally low platelet levels due to platelet destruction by the patient's own immune system. Because platelets are required for blood clotting, the disorder can result in uncontrolled bleeding, either spontaneously or in response to even minor trauma. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life-threatening. ITP can occur as either a primary disease with no other associated condition, or secondary to another underlying disease, such as HIV infection or lupus. Unless associated with HIV infection, ITP in children is generally an acute condition which resolves itself within six months with or without therapy. In adults, whether primary or secondary to HIV infection, the disease is generally chronic in nature.

     In the United States, there are currently approximately 67,000 individuals who suffer from primary ITP or ITP secondary to HIV infection. Approximately 17,000 of these cases are primary ITP; the remaining 50,000 patients suffer from chronic ITP secondary to HIV infection, which represents 5% of the estimated one million HIV-positive individuals in the United States today. There are approximately 30,000 additional patients with ITP secondary to lupus and other conditions.

     Current therapies for ITP include steroids, standard IVIG, splenectomy and chemotherapeutic agents. These therapies all have significant drawbacks. Steroids and chemotherapy result in many undesirable side effects and cannot be used for long-term maintenance. Standard IVIG must be given in large doses, which are expensive, require several hours to administer and often lead to adverse reactions. Splenectomy procedures subject patients to the inherent risks of surgery plus a resulting life-long susceptibility to severe infection. Zidovudine ("AZT") or other antiviral drugs also can be used to treat ITP in HIV-positive patients, but only 50% of treated patients show a significant platelet response to these drugs. NABI believes that WinRho SD avoids many of these drawbacks. Unlike steroids and chemotherapy, WinRho SD can be used for long-term treatment of chronic ITP. Also, compared to standard IVIG, WinRho SD is relatively less expensive and also is less time-consuming in its administration. In addition, the product presents no surgical risk and, unlike AZT, has demonstrated consistency in its ability to elicit a platelet response.

     Rh isoimmunization occurs when a woman with Rh negative blood type becomes pregnant with an Rh positive fetus. The woman's immune system recognizes the fetal blood cells as foreign and develops antibodies that can attack the fetus and threaten future Rh pregnancies. Rh isoimmunization can be suppressed by treating the mother with antibodies that suppress this toxic reaction. There are currently three immunotherapeutic products on the market in the United States for the suppression of Rh isoimmunization. These products are priced at lower levels than WinRho SD and, as a result, notwithstanding the fact that NABI believes that WinRho SD is a superior product, NABI does not anticipate significant sales of WinRho SD for Rh isoimmunization.

     NABI commenced marketing WinRho SD, for which it has exclusive marketing rights in the United States only, in mid 1995 under a license and distribution agreement with Cangene Corporation, formerly Rh Pharmaceuticals, Inc. ("Cangene"). WinRho SD for the treatment of ITP has been designated an Orphan Drug.

NABI plans to conduct in 1996 three Phase IV clinical trials for WinRho SD for the following indications: ITP secondary to lupus, chronic inflammatory demylinating polyneuropathies (CIDP) and refractory platelet alloimmunization. See "-Strategic Alliances, Licenses and Royalty Obligations" and
"-Government and Industry Regulation-Orphan Drug Act."

HIV-IG

     In the United States, approximately 15% to 30% of the infants born to HIV-infected mothers become infected. Approximately 7,000 such infants are born at risk of contracting HIV/AIDS from their HIV positive mothers in the United States each year. The CDC estimates that there are approximately 3,500 children with AIDS in the United States and an additional 7,000 to 10,000 that are HIV positive. More than 80% of these HIV/AIDS infections resulted from the transmission of the virus from the mother to child at birth. In addition, recent World Health Organization data show that young women are a rapidly growing subgroup of HIV infection, making the need for prevention of vertical transmission especially pressing.

     HIV-IG is an experimental product currently manufactured by NABI for potential prophylactic and therapeutic use in treating HIV/AIDS. HIV-IG is prepared from the plasma of HIV-antibody positive individuals who are otherwise healthy and have displayed a strong immune response to the HIV virus. The plasma is extensively tested and virally inactivated during processing. The antibodies within the plasma are then purified and concentrated in preparation for administration to patients. HIV-IG has been granted Orphan Drug status for use in the prevention of vertical perinatal transmission of HIV/AIDS from mother to child. See "-Government and Industry Regulation-Orphan Drug Act." NABI acquired HIV-IG from Abbott in 1992 and will pay a royalty on any commercial sales of the product. See "-Strategic Alliances, Licenses and Royalty Obligations-Other Licenses and Royalty Obligations."

     AZT has been used to lessen the flow of the HIV virus from mother to the unborn child, and is currently being used in conjunction with HIV-IG in a Phase III clinical trial presently being conducted by the National Heart, Lung and Blood Institute, in collaboration with the National Institute of Child Health and Human Development and the National Institute of Allergy and Infectious Disease (collectively, the "Institutes"). However, the therapeutic goal of HIV-IG is to prevent rather than lessen the transmission of the virus, and therefore HIV-IG would, if effective, prove to be more beneficial than AZT used alone. Other approaches to the problem of HIV transmission from mother to unborn child are being developed by competitors and are in early experimental stages, and it is too early to discern the benefits and drawbacks of such approaches.

     The Phase III clinical trial being conducted by the Institutes is intended to determine whether HIV-IG will prevent the vertical transmission of HIV/AIDS from HIV-positive mothers to their unborn children. This trial is expected to be completed during the first half of 1997. The cost to the Institutes of this trial is estimated to be in excess of $20 million. Participants in this trial receive HIV-IG together with AZT while a control group receives a non-HIV-specific immune globulin and AZT.

HyperGAM+CF

     Cystic fibrosis ("CF") is a genetic defect which, according to the International Cystic Fibrosis Association, is currently found in approximately 25,000 individuals in the United States and in an estimated 60,000 individuals worldwide. This defect inhibits an individual's ability to secrete fluids of proper viscosity on the mucous membranes of the gastrointestinal and respiratory tracts. The fluids secreted by CF patients are thick and tend to trap bacteria in the lungs. Studies by the Cystic Fibrosis Foundation have shown that approximately 60% of CF patients harbor Pseudomonas bacteria in their lungs, and up to 90% of CF patients who survive to adulthood will experience chronic obstructive bronchitis associated with Pseudomonas. Once the lungs are infected, Pseudomonas secrete carbohydrates that lead to enhanced mucus accumulation in the infected lung. The resulting thick, bacteria-laden discharge inflames and damages lung tissue causing the breathing difficulties common in CF patients. The damage is exacerbated by the attack of white blood cells on the bacteria which often results in accumulation of cellular debris in the lungs and further breathing difficulty.

     HyperGAM+CF contains high levels of antibodies against the Pseudomonas mucoid exopolysaccharide ("MEP"). The product is designed to be administered prophylactically on a monthly basis to provide passive immunity against Pseudomonas. There currently are no immunotherapeutic products on the market that attempt to alleviate Pseudomonas infections in CF patients. Many commonly-used antibiotics are less effective against Pseudomonas due to growing bacterial resistance. A product recently introduced by a competitor attempts to dissolve the DNA which accumulates in the lungs of CF patients. HyperGAM+CF, on the other hand, is an immunotherapeutic approach that is designed to attack the problem at its source by removing the Pseudomonas bacteria from the patients' lungs, rather than to alleviate the symptoms of the infections that result from the presence of the bacteria.

     A Phase II trial was initiated in the first quarter of 1995, designed to evaluate HyperGAM+CF's efficacy in reducing the number of acute exacerbations suffered by CF patients. An interim analysis of the data from this trial is expected during the third quarter of 1996. NABI has received two Orphan Drug designations for this product, for both the prevention and the treatment of Pseudomonas infections associated with CF. NABI has entered into an agreement with Genzyme under which Genzyme has agreed to provide funding support for development and clinical trials of HyperGAM+CF in exchange for marketing rights. NABI licensed certain patent rights applicable to HyperGAM+CF from a third party to which a royalty will be due on any commercial sales of the product. See "-Strategic Alliances, Licenses and Royalty Obligations."

StaphGAM and StaphVAX

     Staphylococcal bacteria, especially Staphylococcus aureus ("Staph A") and Staphylococcus epidermis ("Staph epi"), are an increasing cause of bacterial infections in hospitalized patients and patients with chronic disease. These two species are responsible for the vast majority of all staphylococcal infections. Persons who are at a high risk of contracting staphylococcal infections include the following patient groups:

     Kidney Dialysis Patients.   Patients on chronic dialysis due to kidney
failure are constantly at risk for staph infections due to their in-dwelling catheters. Continuous ambulatory peritoneal dialysis ("CAPD") patients have a 50% risk of contracting an infection each year, of which 50% are due to staphylococcal bacteria (15% Staph A and 35% Staph epi). Hemodialysis patients have a significantly lower risk of infection (only 15% each year). In the hemodialysis patient group, 75% of the infections are due to Staphylococci (50% Staph A and 25% Staph epi). In the United States there are currently 30,000 CAPD patients and 160,000 hemodialysis patients.

     Severe Trauma Patients.   Patients suffering from severe trauma (i.e.,
Level I trauma center intensive care unit ("ICU") admissions) are at a 40% risk of acquiring an infection while in the hospital. Approximately 30% of these infections are due to staphylococcal bacteria (20% Staph A and 10% Staph epi). The majority of these infections occur within the first week after admission, but there is also a substantial long-term risk of infection in these patients due to the extended hospital stays often required. It currently is estimated that approximately 3% of the 2.8 million trauma victims admitted to hospitals each year in the United States are Level I trauma center ICU admissions.

     Cardiac Surgery Patients.   Approximately 500,000 patients undergo cardiac
surgery each year in the United States. Infections of the sternum appear in approximately 6% of patients following cardiac surgery, of which about 25%, or 1.5% overall, are deep infections of the sternum requiring surgical intervention. Approximately 60% of these infections are due to staphylococcal bacteria (40% Staph A and 20% Staph epi). The majority of these infections occur within one to two weeks of surgery, but the use of prosthetic devices such as valve replacements in cardiac surgery and the use of synthetic dacron grafts in arterial replacements present long-term infection risk.

     Vascular Graft Patients.   Approximately 180,000 patients undergo vascular
graft surgery annually in the United States. The incidence of infection following vascular graft surgery is approximately 2%, of which 60% are due to staphylococcal bacteria (30% Staph A and 30% Staph epi). Although this rate of infection is reasonably low compared to other risk groups, the consequences of infection in this population can be severe. There is nearly a 25% mortality associated with vascular graft infections and another 25% of patients require amputation of the affected limb. Moreover, in this patient group, there is a demonstrated risk of late stage infections appearing 11 to 12 months after surgery.

     Prosthetic Surgery Patients. There are approximately 420,000 orthopedic joint replacement surgeries performed in the United States each year. These patients run a 1% to 5% risk of contracting an infection while recovering from surgery, 60% of which are due to staphylococcal bacteria (30% Staph A and 30% Staph epi). Again, although the incidence is very low, the consequences can be severe and often require removal of the artificial joint. Moreover, there is a significant long-term risk that prosthetic joints will become infected even several years after surgery.

     It currently is estimated that 40% to 60% of the staphylococcal infections occurring in United States hospitals are caused by bacterial strains that are resistant to every currently available antibiotic except vancomycin. Of even greater concern is the increase in the bacteria that are resistant to all current antibiotics, including vancomycin. The percentage of hospital-acquired enterococcal infections that are resistant to vancomycin has increased from 0.3% in 1989 to nearly 10% in 1993, with the rate approaching 15% in ICUs. Because, like Staphylococci, Enterococci is a gram-positive bacterium, this vancomycin resistance could, at any time, be transferred to the staphylococcal bacteria present in hospitals. Such transfer has, in fact, recently been demonstrated in the research laboratory. If vancomycin resistance continues to grow, NABI believes certain bacterial infections could become untreatable.

     StaphGAM contains high levels of antibodies against the two most important clinical strains of Staph A. StaphGAM is designed to provide immediate, on-demand protection for patients who suddenly find themselves at high, short-term risk of Staph A infection or for patients who are immune-compromised and cannot respond effectively to a vaccine. Consequently, this SPA product might be used in patients who are at short- and long-term risk of contracting Staph A infections. Even in those patient groups in which the incidence of staphylococcal infection is relatively low, such as cardiac surgery patients, the consequences of an infection can be so severe that NABI believes that administration of the SPA product to all patients may be deemed medically appropriate.

     NABI expects to produce StaphGAM by stimulating healthy plasma donors with an immunizing agent. NABI began a preliminary donor stimulation program with this immunizing agent in July 1994, which was recently concluded. A six-month follow-on donor stimulation trial was initiated in September 1995. NABI expects to commence in 1996 a Phase I/II clinical trial using StaphGAM on severe trauma patients.

     NABI's goal is to use the same immunizing agent used to produce antibodies in healthy plasma donors for the production of StaphGAM as a vaccine in high risk patient populations. This vaccine, StaphVAX, is a carbohydrate/protein compound intended to elicit high levels of antibodies against the two bacterial strains responsible for over 90% of clinically important Staph A infections, Staph A and Pseudomonas. StaphVAX is based on patented vaccine technology in-licensed by NABI from NIH, and development of the vaccine is partially covered by a Cooperative Research and Development Agreement ("CRADA") with NIH. See "-Strategic Alliances, Licenses and Royalty Obligations." Supported by studies of StaphVAX in animal models, the vaccine has recently completed a Phase II trial in continuous ambulatory peritoneal dialysis patients. The clinical trial showed the vaccine to be safe but ineffective. Two possible explanations for the inability of StaphVAX to prevent infections related to peritoneal dialysis in vaccinated patients are that the immunogenicity of the vaccine was too low due to suboptimal vaccine dosing or that antibodies in the bloodstream are unable to affect infection in certain anatomic areas, such as the peritoneum. Like peritoneal dialysis patients, hemodialysis patients with kidney disease also have high Staph A infection rates. However, the Staph A infections contracted by hemodialysis patients are primarily bloodborne and may be more accessible to Staph A antibodies. As a result, NABI is designing a Phase II clinical trial with StaphVAX in hemodialysis patients and expects to begin treating patients in 1996.

H-BIG IV

     One of the severe side effects of hepatitis B infection is deterioration of the liver, resulting in the need for liver transplantation. NABI believes that up to 20% of the current eligible liver transplant population is comprised of hepatitis B patients. These patients are at high risk for liver reinfection with the hepatitis B virus once the transplant is completed. Reinfection causes the process of liver deterioration to recur, and, as a result, most transplant centers consider hepatitis B-infected patients to be poor candidates for transplantation. A significant number of transplant centers have policies precluding these patients from the transplant population, given the relative scarcity of available livers and poor prognosis for such patients. Due to these policies, liver transplants of hepatitis B-infected patients represented only 5% of the approximately 3,000 liver transplants performed in the United States in 1993.

     There are no products similar to H-BIG IV available in the United States. In Europe, however, certain manufacturers are currently producing substantially similar products. If H-BIG IV proves successful and receives FDA approval, and subsequent approval in the United States medical community results in the relaxation of prohibitions against conducting liver transplants in hepatitis B patients, it is estimated that approximately 1,000 additional hepatitis B patients would receive transplants each year.

     NABI believes treatment with H-BIG IV will greatly reduce the risk of hepatitis B re-infection in liver transplant patients by providing the patient with additional resistance to the disease and therefore will increase the number of liver transplants given to hepatitis B patients. Prevention of hepatitis B reinfection is likely to require a series of intravenous treatments with large amounts of H-BIG IV immediately following transplantation and maintenance doses for extended periods of undetermined length, compared to current indications for H-BIG which require only a single intramuscular injection of a small amount of antibody. Such large doses of H-BIG IV are anticipated because liver transplant patients receive large quantities of drugs that suppress the immune system to prevent rejection of their transplanted organs. As a result, hepatitis B patients require amounts of antibody that are sufficient to provide virtually 100% of the antibody required to neutralize their infections.

     NABI filed an Investigation for New Drug ("IND") application for H-BIG IV in July 1994 for the specific indication of use for hepatitis B liver transplant cases. In 1996, NABI intends to begin human clinical trials studying safety and pharmacokinetic tests in liver transplant patients. H-BIG IV has been granted Orphan Drug status.

CMV NeutraGAM

     CMV, a member of the herpes virus family, is widely prevalent throughout the world. Although most infections are without symptoms, CMV causes significant clinical disease in individuals with weakened immune systems, including transplant recipients and HIV infected individuals, and is the most common cause of virally produced birth defects (such as congenital deafness and mental retardation). CMV commonly affects renal transplant recipients and is a significant risk factor which could result in fever after a transplant, followed by leukopenia, graft failure and death. There were approximately 10,000 kidney transplants performed in the United States in 1994 and approximately 9,000 in Europe. It is estimated that 50% to 80% of these patients can develop CMV infection. In addition, CMV infection is a known complication in bone marrow transplant recipients, of which there were approximately 3,500 in the United States and 3,500 in Europe in 1994. CMV is also a major risk in other solid organ transplant patients, including those undergoing heart and liver transplants. Approximately 8,000 people underwent solid organ transplants (excluding kidney transplants) in the United States in 1994, and approximately 2,000 in Europe. In heart transplant recipients, CMV may play a role in the development of accelerated coronary graft atherosclerosis which is responsible for the majority of late cardiac graft failure and resulting patient morbidity and mortality.

     Preliminary laboratory evaluation of antibody concentration in plasma of subjects immunized with a Chiron CMV vaccine candidate indicates that the plasma could contain significantly higher levels of CMV neutralizing antibodies than currently available screened plasma used in other manufacturers' products. The higher levels of specific antibody may allow the product to be administered in lower doses with a potential for fewer side effects, shorter infusion times and improved efficacy. The higher concentration product might also allow the product to be injected directly into muscle. NABI expects to begin Phase I/II clinical trials with CMV NeutraGAM in 1996.

H-CIG IV

     H-CIG IV is designed to prevent reinfection in liver transplant patients who test positive for hepatitis C antibody at the time of transplant. NABI believes that hepatitis C infection is actually more prevalent among their liver transplant patients than hepatitis B. Hepatitis C was an under-recognized contributor to morbidity and hospitalization in liver transplant patients until recently when a diagnostic test specific for hepatitis C became widely available. Hepatitis C is not as lethal as hepatitis B; however, it does have significant economic impact because it contributes to frequent hospitalizations when it occurs in liver transplant patients.

     NABI expects to initiate preclinical studies of H-CIG IV in 1997. Because NABI's H-CIG IV is the first product to provide hepatitis C antibody for clinical use, no data exists to predict the efficacy and the dose level of H-CIG IV that will produce the best combination of safety and efficacy, other than experience with H-BIG IV. NABI has applied for Orphan Drug status for H-CIG IV.


StaphVAX II/StaphGAM II/NeoGAM

     NABI plans to develop a second generation vaccine product, StaphVAX II, which is directed to both Staph A and Staph epi. Staph epi is the second most clinically significant Staphylococcus species. The Staph epi components of Staph VAX II are undergoing preclinical testing and process development. The vaccine is expected to contain the two previously identified Staph A carbohydrates and one to three Staph epi antigens present on the surface of the bacteria. It recently has been shown that antibodies to one of these Staph Epi antigens bind not only the two Staph epi strains responsible for over 90% of Staph epi infections, but also Staphylococcus hemolyticus, another clinically important staphylococcal bacteria.

     In connection with StaphVAX II, NABI plans to develop a second-generation SPA product, StaphGAM II, containing antibodies to both Staph A and Staph epi. Development of this product is expected to involve stimulating donors with immunizing agents against both Staph A and Staph epi.

     NABI also plans to develop an additional SPA product, NeoGAM, which contains antibodies to both Staph A and Staph epi, and is specifically targeted at the prevention of infections in low birth weight neonates. Such neonates have a 25% overall rate of infection and a 60% rate of progression to sepsis. NeoGAM is being designed to contain antibodies against the bacteria responsible for approximately 50% of these infections.


OmniGAM

     In 1994, NABI began a program directed at Enterococci, for which studies are underway, to identify the most clinically important strains for use in developing a vaccine. If an effective immunizing agent against Enterococci can be developed, NABI plans to add it to the Staph A and Staph epi components to create OmniGAM, a combination SPA product. OmniGAM is targeted at the prevention of infections in high risk ICU patients, particularly patients recovering from major gastrointestinal, head or neck surgery and/or trauma, patients who have specific risk factors such as diabetes, alcoholism, chronic liver disease, severely impaired cardiovascular and/or pulmonary function, and patients who are already infected upon ICU admission.


Diagnostic Products and Services

     NABI develops and manufactures human serum-based products used by clinical laboratories to assure accurate testing for infectious diseases, and growth media used for genetic engineering. Among the products manufactured by NABI are NorMLCera-Plus from human serum, which is sold to tissue typing banks as a testing control for organ transplantation and for use in biological research. In 1993, NABI obtained FDA clearance to market VirocheQC I Quality Assurance Reagent, which is a multiconstituent reagent used as an external control to promote testing accuracy for HIV 1 and 2, hepatitis B antigen, hepatitis core, hepatitis C and HTLV-I. VirocheQC

I, and its companion products, QC-Hepatitis and QC-HIV, are sold to reference laboratories, blood bank laboratories and diagnostic product companies.

     NABI also provides testing services on plasma and blood samples supplied by third parties. Among the tests performed by NABI are screening tests for the antibody to HIV. NABI also performs confirmatory tests for the HIV antibody and other blood and plasma tests, including hepatitis, tetanus, CMV and protein electropheresis. Customers for laboratory services include hospitals, blood banks and other plasma collectors as well as the United States Department of Defense.


STRATEGIC ALLIANCES, LICENSES AND ROYALTY OBLIGATIONS

     Strategic alliances were an important element of Univax's corporate strategy. In its research and development and marketing programs, Univax established collaborations with a number of leading infectious disease specialists and government laboratories. NABI intends to continue this collaborative approach to research and development with respect to certain of its products, thereby allowing NABI to make efficient use of its research resources and leverage the fundamental discoveries emerging from basic research institutions throughout the United States.

     As a result of the Merger, NABI succeeded to the key strategic alliances of Univax described below.

Cangene

     Under a license and distribution agreement with Cangene, NABI has exclusive marketing rights for, and shares in the profits from sales of, WinRho SD in the United States. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SD to support such sales. In addition, Cangene has a license to sell in Canada certain of NABI's current products in development. The Cangene agreement terminates in 2005, although NABI may lose its exclusive rights to market WinRho SD if NABI fails to meet specified sales goals or make specified payments to Cangene.

Genzyme

     In August 1993, Univax entered into a collaborative agreement with Genzyme ("the Genzyme Agreement") to develop and commercialize products to treat certain infections in cystic fibrosis patients, including HyperGAM+CF. The terms of the agreement include a $5 million equity investment by Genzyme (August 1993), milestone payments to NABI, sharing of development funding and profit-sharing arrangements.

     NABI will be responsible for manufacturing the products developed pursuant to the Genzyme Agreement. In the event that NABI fails to supply Genzyme with products meeting specifications, Genzyme will have the right to manufacture the products or have the products manufactured. Genzyme will be responsible for sales of the products worldwide. All terms of sale will be set by Genzyme. NABI will receive a manufacturing allowance and Genzyme will receive a marketing allowance, and the net pretax profit from sales of the products will be divided in proportion to the development funding.

     The exclusive license granted to Genzyme for use and sale of products will terminate on a country-by-country basis upon the later of the expiration of the patent or ten years after the first commercial sale in such country. Either party may terminate the Genzyme Agreement upon 90 days written notice to the other, in which event the non-terminating party may, at its option, purchase over time all of the terminating party's rights to the products. Genzyme and NABI are discussing proposed amendments to the Genzyme Agreement which would include a provision allowing Genzyme to terminate the Genzyme Agreement, upon receipt of the interim analysis of the data from the current phase II trial of HyperGAM+CF, in which event Genzyme will be obligated to make specified wind-down payments to NABI under certain circumstances.

Chiron

     In November 1995, Univax entered into an agreement with Chiron (the "Chiron Agreement") pursuant to which Chiron has agreed to supply exclusively to NABI Chiron's CMV vaccine for use as an immunizing agent in humans to produce immunotherapeutic products. The Chiron Agreement also grants NABI options or rights of first negotiation for exclusive rights to 14 other Chiron vaccines for use in humans to produce immunotherapeutic products. In addition, the Chiron Agreement grants NABI access to Chiron's adjuvant, MF 59, for donor immunization. NABI has made an initial payment to Chiron and is obligated to make milestone payments and to share profits from the sale of immunotherapeutic products. NABI will be responsible for all development, manufacturing and worldwide distribution of these products. NABI may terminate the Chiron Agreement on a product-by-product basis in which event NABI shall transfer to Chiron all of NABI's rights with respect to the product as to which the Chiron Agreement has been terminated. Similarly, Chiron may terminate its obligations to supply immunizing agents to NABI on a product-by-product basis, in which event Chiron shall grant to NABI a license of the technology necessary for NABI to manufacture the applicable immunizing agent and the financial arrangements in the Chiron Agreement with respect to such agent shall continue.

Cambridge Biotech Corporation

     In April 1993, Univax entered into a licensing agreement with Cambridge Biotech Corporation ("Cambridge Biotech"). The agreement with Cambridge
Biotech provides NABI with exclusive rights to incorporate Cambridge Biotech's patented QS-21 Stimulon adjuvant in a wide range of bacterial immunizing agents used to stimulate plasma donors to produce antibodies. NABI will be responsible for, and provide funding in connection with, completing product development, conducting clinical trials, obtaining regulatory approvals and marketing products resulting from use of the adjuvant. NABI must reach annual mandatory funding levels during the course of product development, and sales levels after product licensure, in order to maintain the exclusivity of the license with respect to each product. Cambridge Biotech will be responsible for manufacturing the adjuvant. NABI will pay milestone fees on a per product basis if development of any product reaches certain development phases, and royalty payments once any products are commercialized. NABI has the right to manufacture the adjuvant and obtain from Cambridge Biotech all information necessary to engage in such manufacturing in the event that Cambridge Biotech fails to satisfy its obligations under the agreement.

Other Licenses and Royalty Obligations

     As part of the purchase price for the acquisitions of H-BIG and HIV-IG, NABI is obligated to pay Abbott a royalty based on net sales of H-BIG through September 2002 and a royalty based on net sales of HIV-IG in each country for which NABI acquired patent rights to HIV-IG from Abbott. The HIV-IG royalty obligation terminates on a country-by-country basis beginning 20 years after NABI's first commercial sale of the product in the country or such shorter period in any country as may be required under applicable law. If NABI employs the viral inactivation step currently contemplated for the manufacture of H-BIG, it also will be obligated to pay a royalty based upon net sales of this product to the New York Blood Center, Inc.

     Under a license agreement with Brigham and Women's Hospital ("BWH"), NABI has a worldwide, exclusive license to make and sell all products covered by a certain patent issued to BWH including HyperGAM+CF, and is obligated to pay BWH a royalty based on net sales. In the event that NABI fails to meet the marketing milestones contained in the agreement, BWH has the right to make NABI's rights non-exclusive, and in the event that NABI fails to pay BWH certain royalty amounts, BWH has the right to terminate the license.

     Under a license agreement with the NIH, NABI has exclusive rights to the NIH's patent relating to a carbohydrate/protein conjugate vaccine against staphylococcus, and is obligated to pay the NIH a royalty based on net sales. The licensed patent rights cover NABI's StaphVAX and StaphGAM products. The license terminates with respect to each country on the date that the NIH's patent rights expire in such country.

RESEARCH AND DEVELOPMENT

     NABI has approximately 80 employees involved in research and development programs. Research and development expenses were 12.2% and 13.0% of sales in 1994 and 1995 respectively.


MARKETING AND SALES

Plasma

     NABI sells plasma to approximately 20 pharmaceutical and diagnostic product manufacturers, most of which have been customers of NABI for many years. These customers constitute most of the worldwide purchasers of human blood plasma. NABI markets its plasma through its internal sales staff.

     Customers to which sales exceeded 10% of NABI's annual consolidated sales in the last three fiscal years ending December 31, 1995 were: Immuno Trading AG and Centeon Pharma GmbH (formerly Behringwerke AG) ("Centeon") in 1993; Baxter Healthcare Corporation ("Baxter"), Immuno Trading AG and Centeon in 1994; Baxter, Bayer Corporation and Immuno Trading AG in 1995. Aggregate sales of source and specialty plasma to these customers were approximately $34 million, $81 million and $92 million, or 34%, 48%, and 46% of total sales for the years ended December 31, 1993, 1994 and 1995, respectively.

     NABI generally sells its plasma under contracts ranging from one to five years which, with the exception of the Baxter contract discussed below, allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract year and fixed for that year, subject to price changes to reflect changes in customer specifications or price adjustments to compensate NABI for increased costs associated with new governmental testing regulations. Consequently, NABI may be adversely or beneficially affected if changes in donor fees or other factors, its costs of producing and selling plasma rise or fall during the year.

     Effective January 1, 1994, NABI entered into two separate agreements with terms of five years and three years, respectively, to supply source plasma to Baxter. Under these agreements, Baxter purchased an aggregate of 597,000 liters of source plasma in 1995 and is obligated to purchase an aggregate of approximately 575,000 liters of source plasma during 1996. Baxter's purchase obligations and the purchase price payable by Baxter for the plasma during the term of the agreements are subject to adjustment. Under the five-year agreement with Baxter, which covered 481,000 liters of the plasma sold to Baxter in 1995, the price NABI will receive for plasma adjusts periodically to reflect changes in NABI's principal costs for the collection of plasma. Under NABI's three-year agreement with Baxter, the price NABI will receive for plasma will be adjusted yearly by mutual agreement of the parties based on market conditions.

Immunotherapeutics

     NABI currently has a marketing and sales staff of approximately 34 individuals. Of this number, 13 people are part of the field sales force and the remainder are responsible for marketing, reimbursement and customer service activities. Inventory maintenance and distribution to pharmacies is handled by regional stocking distributors that specialize in the sale and distribution of blood products and other biologics. These distributors have extensive telemarketing operations, have been trained in the sale of NABI products by the NABI sales and marketing staff and have a combined field sales force of approximately 40 individuals. NABI also is seeking to develop distribution arrangements with selected home healthcare companies. In addition, certain of NABI's collaborators have marketing responsibilities in connection with the immunotherapeutic products that are intended to result from the collaborations. See "-Strategic Alliances, Licenses and Royalty Obligations."

     Although NABI believes that the markets for WinRho SD and H-BIG can be addressed effectively with a relatively small sales force, to the extent that NABI itself undertakes to market other products or is unable to continue third-party marketing of such other products, significant additional expenditures, management resources and time may be required to develop a larger sales force. There can be no assurance that NABI will be able to enter into additional marketing agreements or that it will be successful in gaining market acceptance for its products.

Diagnostic Products and Services

     NABI markets diagnostic products and services through its own sales organization and, in the case of diagnostic products, through independent distributors.


SUPPLY AND MANUFACTURING

Plasma Collection Process

     NABI currently collects and processes plasma from 81 plasma collection centers located in 30 states and Germany, including six independently owned centers which under contract supply their entire plasma collection output to NABI. Each United States center is licensed and regulated by the FDA. Most of NABI's centers are located in urban areas and many are near universities and military bases. During 1995, NABI processed a monthly average of approximately 2,900 collection procedures per center.

     Prospective plasma donors are required to complete an extensive medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, plasma is collected from suitable donors by means of a process known as plasmapheresis. During this process, whole blood is withdrawn from the donor, the plasma is separated from the donor's red blood cells by means of centrifugation and the donor's red blood cells are returned to the donor. This procedure, which can be manual or automated, is performed under medical supervision. The donor may donate plasma as frequently as twice a week because the red blood cells have been returned to the donor. After collection, each unit of plasma is frozen and stored. If properly handled and maintained, FDA regulations permit the use of plasma which has been stored for up to 10 years. NABI extensively tests each unit of plasma for a number of infectious diseases at either of its central testing laboratories in Miami and Detroit before shipment to the customer.

     Effective recruitment, management and retention of donors are essential to NABI's plasma business. NABI seeks to attract and retain its donor base by utilizing competitive financial incentives which NABI offers for the donation of the plasma, by providing outstanding customer service to its donors, by implementing programs designed to attract donors through education as to the uses of plasma, by encouraging groups to have their members become plasma donors and by improving the attractiveness of NABI's plasma collection facilities. NABI has also expanded its donor base by adding collection centers through acquisitions. Since January 1994, NABI has acquired 32 plasma collection centers.

Immunotherapeutics

     Although NABI collects and supplies the specialty plasma necessary for the manufacture of H-BIG, at the present time it is dependent on a single manufacturer to process this raw material for H-BIG and on Abbott to formulate and package the product. NABI's contract with the manufacturer will expire in 1996. Abbott may terminate its formulation and packaging activities on 30 days' notice, and Abbott has advised NABI that it expects to discontinue these activities during 1996. In August 1995, NABI entered into an agreement with Michigan Biologic Products Institute ("MBPI") (formerly, Michigan Department of Public Health) pursuant to which MBPI, subject to receiving FDA approval, will also process, formulate and package quantities of the raw material for H-BIG. NABI anticipates receiving product from MBPI by mid-1996, although there can be no assurance that product will be available at this time. After NABI begins to receive product from MBPI, NABI anticipates that it will terminate production, formulation and packaging of the product with Abbott and its manufacturer and that MBPI will become NABI's sole producer of H-BIG. NABI's agreement with MBPI has a five-year term commencing upon the date MBPI receives FDA approval, although either party may terminate the agreement upon 12 months' notice. NABI has completed construction, and has begun FDA validation, of a biopharmaceutical manufacturing facility which is designed to allow NABI to formulate, process and package H-BIG. NABI does not anticipate that the facility will be able to produce H-BIG for commercial sale at least until 1998.

     NABI is required to purchase its requirements of WinRho SD from Cangene, which has granted to NABI exclusive marketing rights to the product in the United States. NABI does not have manufacturing rights for WinRho SD.

     NABI manufactures its clinical supplies of HIV-IG and its testing and diagnostic products at its facility in Miami, Florida. NABI manufactures vaccines for clinical trials at its pilot production facility in Rockville, Maryland.


PATENTS AND PROPRIETARY RIGHTS

     NABI's success will depend, in part, on its abilities to obtain or in-license patents, and to protect trade secrets and other intellectual property rights. NABI has acquired title or licenses to a number of patents or patent applications of others and has filed two patent applications of its own. There can be no assurance that existing patent applications will mature into issued patents, that NABI will be able to obtain additional licenses to patents of others or that NABI will be able to develop additional patentable technology of its own. See "-Strategic Alliances, Licenses and Royalty Obligations."

     NABI has been notified by the European Patent Office that NABI has been allowed a patent for HIV-IG, giving NABI commercial protection in 12 European countries until the year 2008. NABI also has patents for HIV-IG in Australia and New Zealand, and has patent applications for HIV-IG pending in various other foreign countries. NABI jointly owns these HIV-IG patents and applications with the University of Minnesota, which is entitled to practice the technology contained in the patent and sell a product based on the patent in such countries to the same extent as NABI. NABI has no pending patent application for HIV-IG in the United States. An unrelated third party holds a United States patent for a product similar to HIV-IG. If this patent withstands any challenge by NABI or others, NABI may be required to obtain a license from the patent holder in order to market HIV-IG in the United States. While NABI believes that, if necessary, it will be able to obtain such a license on commercially acceptable terms, there can be no assurance that NABI will be successful. If NABI is successful in perfecting Orphan Drug status for HIV-IG prior to the unrelated patent holder, such holder would be barred from selling a product for the same indication as HIV-IG for seven years notwithstanding its patent.

     The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. Because patent applications in the United States are not disclosed by the Patent and Trademark Office until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, NABI cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that any patents issued to NABI will provide it with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products or, if patents are issued to NABI, will not design around such patents.

     A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to those of NABI. Some of these applications or patents may be competitive with NABI's applications, or conflict in certain respects with claims made under NABI's applications. Such a conflict could result in a significant reduction of the coverage of NABI's patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, NABI may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that NABI will be able to obtain any such licenses on commercially favorable terms, if at all. NABI's failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse effect on NABI's business, financial condition and results of operations. Litigation, which could result in substantial cost to NABI, may also be necessary to enforce any patents issued to NABI or to determine the scope and validity of third-party proprietary rights.

     NABI also relies on secrecy to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. NABI protects its proprietary technology and processes, in part, by confidentiality agreements with certain of its employees, consultants and contractors. In addition, NABI maintains strict controls and procedures regarding access to and use of its proprietary technology and processes. However, there can be no assurance that these agreements, controls or procedures will not be breached, that NABI would have adequate remedies for any breach, or that NABI's trade secrets will not otherwise become known or be independently discovered by competitors.


GOVERNMENT AND INDUSTRY REGULATION

     The collection, processing and sale of NABI's products as well as its research, preclinical development and clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. Domestically, the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of NABI's products. NABI believes that it is in substantial compliance with all applicable regulations.

Plasma

     The collection, storage and testing of plasma is regulated by the FDA. Any person operating a plasma collection facility in the United States must have an Establishment License and individual Product Licenses issued by the FDA and each plasma center must be inspected and approved by the FDA. NABI holds Establishment Licenses and Product Licenses issued by the FDA covering all NABI-owned collection centers located in the United States. In addition, plasma collection centers require FDA approval to collect each specialty plasma.

     FDA regulations applicable to plasma collection centers require that prospective plasma donors must be given a complete medical examination no more than one week prior to an initial donation and that repeat donors be reexamined at least once per year. On the day of a donation a donor must have a normal temperature, have systolic and diastolic blood pressures within normal limits, have a minimum weight of 110 pounds and be free from any infectious disease or history of viral hepatitis. Plasma collection centers are also required to maintain detailed records of all donations and storage and shipping activities, and every container of blood or source plasma must bear a label that includes a donor identification number, an expiration date and any product information that a manufacturer might require for use of the product. Each unit of plasma is accompanied by a document containing test results for hepatitis, HIV, liver function and any other pertinent special test results. FDA regulations also prescribe the frozen temperatures at which plasma must be stored and limit or prohibit, depending upon the circumstances, sales of plasma which has not been maintained at proper temperature. NABI undergoes regular, unscheduled inspections by the FDA to ascertain its compliance with that agency's regulations and guidelines. From time to time NABI receives notices of deficiencies from the FDA as a result of such inspections.

     NABI continually pursues its commitment to quality and compliance with applicable FDA regulations through its own internal quality assurance programs. NABI continuously trains all levels of its employees, from managers and regional managers through individual employees in each of its centers. At least once each year on a formal basis, and more frequently on an informal basis, NABI performs regulatory and quality assurance audits of each of its facilities. As part of its commitment to quality, NABI has embraced the Quality Plasma Program ("QPP") which was initiated by the American Blood Resources Association, a trade group which establishes standards for plasmapheresis centers. QPP imposes standards for plasmapheresis centers in addition to those presently required by the FDA. QPP certification is proving increasingly significant, because many customers will only purchase plasma which has been collected in QPP-certified centers. Seventy of NABI's 72 domestic-owned centers are QPP certified centers. NABI is highly committed to the QPP program and has applied for QPP certification for the remaining two facilities. While plasma collection costs have increased and the available donor supply has been affected industry-wide as a result of the QPP as well as additional blood plasma testing requirements imposed by the FDA, NABI believes that additional testing and standards may ultimately benefit NABI because it may be better able to satisfy the higher standards than some of its competitors which may not have the technical and financial resources to meet new standards.

     Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of plasma and plasma components collected outside the country's borders or, in the case of certain European countries, outside of Europe. To date, these efforts have not led to any meaningful restriction on the importation of plasma and plasma components and have not adversely affected NABI. There can be no assurance, however, that such restrictions will not be imposed in the future and that NABI will not be adversely affected. As a partial response to this risk, NABI acquired the assets of two plasma collection centers in Germany in June 1994, established a third collection center in Germany in November 1995, and intends to acquire and/or establish additional centers in Europe. NABI's plasma collection centers in Germany currently do not collect material amounts of plasma in relation to the demand for plasma from NABI's European customers. While NABI currently intends to increase its European plasma collections, there can be no assurance that it will be successful or that it will be able to serve all or most of the needs of its foreign customers from European plasma collections.

Immunotherapeutics

     Immunoglobulin products currently are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the United States generally include preclinical studies, the filing of an IND application with the FDA, which must become effective pursuant to FDA regulations before human clinical studies may commence, and FDA approval of a PLA. In addition to obtaining FDA approval for each product, an Establishment License Application ("ELA") must be filed and the FDA must approve the manufacturing facilities for the product. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product, even if it basically has the same composition and is for the same indication, must undergo the entire development process in order to be approved.

     Preclinical studies are conducted on laboratory animals to evaluate the potential efficacy and safety of a product. The results of preclinical studies are submitted as part of the IND application, which must become effective pursuant to FDA regulations before human clinical trials may begin. The initial human clinical evaluation, Phase I trials, generally involve administration of a product to a small number of healthy persons. The product is tested for safety, dosage, tolerance, metabolism, and pharmacokinetic properties. Phase II trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase III trials generally examine the clinical efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. The results of the preclinical and clinical trials are submitted after completion of the Phase III trials in the form of a PLA for approval to commence commercial sales. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

     Among the requirements for product license approval is the requirement that the prospective manufacturer's methods conform to the FDA's cGMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     The testing and approval process is likely to require substantial time and effort. There can be no assurance that any approval will be granted on a timely basis, if at all. Most of NABI's clinical trials are at a relatively early stage and, except for WinRho SD and H-BIG, no approval from the FDA or any other governmental agency for the manufacturing or marketing of any of its products under development has been granted. The FDA may deny a PLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the effects of NABI's products. In addition, the FDA may require samples of any lot of the product for testing and may deny release of the lot if the product fails the testing. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     NABI anticipates following different regulatory approval paths for immunizing agents to be used solely to stimulate antibody production for immunotherapeutic products as contrasted with immunizing agents it is developing as vaccine products. For immunizing agents to be used solely to stimulate antibody production for immunotherapeutic products, NABI intends to conduct donor stimulation trials to demonstrate the safety and immunogenicity of the immunizing agents in subjects who donate plasma. Upon satisfactory completion of such trials, donor stimulation programs will be initiated to provide immunotherapeutic products to be used in Phase I/II and Phase III clinical trials conducted by NABI. Upon satisfactory completion of the Phase III polyclonal antibody trials, PLA approval would be sought concurrently for the immunotherapeutic product for the applicable disease indication and for the immunizing agent used to produce the immunotherapeutic product, with donor stimulation as the only approved indication requested for the immunizing agent. NABI intends to follow the customary Phase I through Phase III approval procedures for immunizing agents it is developing as vaccine products. NABI has received permission from the FDA to conduct donor stimulation programs using the HyperGAM+CF immunizing agent and the staph A immunizing agent. No assurance can be given, however, that the FDA will permit NABI to begin donor stimulation using other immunizing agents before obtaining regulatory approval of the immunizing agents as vaccine products. If the FDA were to require NABI to secure such regulatory approvals for the immunizing agents to be used in donor stimulation before commencing clinical trials on the immunotherapeutic products to be produced using such immunizing agents, the overall regulatory approval process for NABI's immunotherapeutic products could be longer than that normally required for biological products.

     Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Orphan Drug Act

     Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, for which the sponsor establishes that it does not realistically anticipate its product sales in the United States will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first PLA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Recently, Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SD has received Orphan Drug protection for the treatment of ITP and has obtained Orphan Drug status for certain other indications and certain other of NABI's products under development have obtained Orphan Drug status.

Other

     NABI's Miami-based FDA-approved diagnostic testing laboratory is licensed by the Health and Rehabilitative Services of Florida, and the states of Maryland, New York, Pennsylvania and West Virginia. The laboratory is licensed pursuant to Medicare regulations and regulations of the U.S. Health Care Finance Administration's Clinical Laboratory Improvement Act of 1988.

     NABI also is subject to government regulations enforced under the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act and other national, state or local restrictions.


THIRD-PARTY REIMBURSEMENT

     NABI's ability to commercialize its immunotherapeutic products and related treatments will be dependent in part upon the availability of, and NABI's ability to obtain, adequate levels of reimbursement from government health administration authorities, private health care insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available, if at all. Inadequate levels of reimbursement may prohibit NABI from maintaining price levels sufficient for realization of an adequate return on its investment in developing new immunotherapeutic products and could result in the termination of production of otherwise commercially viable products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for NABI's products. The cost containment measures that health care providers are instituting and the impact of any health care reform could have an adverse effect on NABI's ability to sell its products and may have a material adverse effect on NABI's business, financial condition and results of operations.

     There can be no assurance that reimbursement in the United States or foreign countries will be available for NABI's products, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, NABI's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using NABI's products could have a material adverse effect on NABI's business, financial condition and results of operations. Moreover, NABI is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on NABI's business.


COMPETITION

Plasma

     NABI and other independent plasma suppliers sell plasma principally to pharmaceutical companies that process plasma into finished products. Although these pharmaceutical companies generally own plasmapheresis centers, in the aggregate they purchase a substantial portion of their plasma requirements from independent suppliers. There is intense competition among independent plasma collectors. NABI attempts to compete for sales by providing customers with substantial quantities of products, by stressing its ability to meet delivery schedules and by providing high-quality products. Management believes NABI has the ability to continue to compete successfully in these areas.

     NABI competes for donors with pharmaceutical companies which obtain plasma for their own use through their own plasma collection centers, other commercial plasma collection companies and non-profit organizations such as the American Red Cross and community blood banks which solicit the donations of blood. NABI competes for donors by providing competitive financial incentives which NABI offers to donors to compensate them for their time and inconvenience, by providing outstanding customer service to its donors, by implementing programs designed to attract donors through education as to the uses for collected plasma, by encouraging groups to have their members become plasma donors and by improving the attractiveness of NABI's plasma collection facilities.

     Most of the plasma which NABI collects, processes and sells to its customers is used in the manufacture of therapeutic products to treat certain diseases. Several companies are attempting to develop and market products to treat some of these diseases based upon technology which would lessen or eliminate the need for human blood plasma. Such products, if successfully developed and marketed, could adversely affect the demand for plasma. Products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human blood plasma. However, NABI is unable to predict the impact on its business of future technological advances.

     NABI believes that significant barriers to entry exist in the plasma collection industry. In order to commence a plasma collection business, an organization must establish a center, a process which NABI believes takes from 15 to 24 months to complete due to the need for regulatory approvals. Once a center has been licensed by the FDA, a separate FDA license must then be obtained for each specialty plasma to be collected. This, in turn, lengthens the approval process. Once the center is operational, a stable donor base must be established and cultivated. Repeat donors are critical to success for both quality control and economic reasons. A significant volume of donated plasma, and sophisticated screening and immunization procedures, also are necessary in order to provide the diversity of plasma products demanded by the market. Further, due to increasing quality requirements and more stringent testing procedures, as well as the need to automate for cost-effectiveness, there is an increasing need for economies of scale which generally only large firms can provide.

Immunotherapeutics

     With respect to its immunotherapeutic products, NABI is engaged in a rapidly evolving field. Competition from other biotechnology and pharmaceutical companies is intense and is expected to increase. Many of NABI's competitors have greater financial resources and larger research and development staffs than NABI, as well as substantially greater experience in developing products, in obtaining regulatory approvals, and in manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. NABI also competes with universities and other institutions in the development of products, technologies and processes. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing the desired effect than products being developed by NABI. There can be no assurance that NABI's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by NABI. In addition, one or more of NABI's competitors may achieve product commercialization or patent protection earlier than NABI. If NABI is unable to compete effectively, or if competing technologies are developed which reduce or eliminate the demand for plasma-based immunotherapeutic products, NABI's business, financial condition and results of operations could be materially adversely affected.

     NABI believes that H-BIG has a significant share of the domestic market and that NABI's access to the vaccine and specialty plasma necessary for the manufacture of H-BIG will allow it to maintain its market share. NABI's main competitor in marketing H-BIG has been Bayer AG ("Bayer"), a major multinational pharmaceutical company. Bayer has purchased some of the specialty plasma used in the manufacture of its hepatitis B immune globulin product from NABI. Bayer also is a significant customer of NABI for source plasma.


PRODUCT LIABILITY AND INSURANCE

     The processing and sale of NABI's plasma and plasma-based and immunotherapeutic products involve a risk of product liability claims. See "Item 3 - Legal Proceedings." NABI currently maintains commercial general (including product and professional liability) insurance with a limit of $5.8 million per occurrence and $5.8 million in the annual aggregate on a claims made basis. The limit is in excess of a $250,000 self insurance retention per claim limited to a $1 million annual aggregate. NABI intends to raise the limits under its general insurance to $10 million. There can be no assurance that the coverage limits of NABI's insurance policy and/or any rights of indemnification and contribution that NABI may have will offset existing or future claims. A successful claim against NABI with respect to an uninsured liability or in excess of insurance coverage and not subject to indemnification could have a material adverse effect on NABI's business, financial condition and results of operations.


EMPLOYEES

     NABI employed approximately 2,073 persons at December 31, 1995. NABI believes that the relations between NABI's management and its employees are generally good.


FACTORS TO BE CONSIDERED

     The parts of this Annual Report on Form 10-K titled "Item 1 - Business," "Item 3 - Legal Proceedings," and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements which involve risks and uncertainties. In addition, officers of NABI may from time to time make certain forward-looking statements which also involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause NABI's actual results to differ materially from the results projected in such forward-looking statements.

Uncertainty Associated with Rapid Expansion of Immunotherapeutic Efforts

     Although NABI's objective has been to become a fully integrated developer, manufacturer and marketer of immunotherapeutic products, NABI's historic business primarily has been the collection and sale of plasma. Prior to its November 1995 merger with Univax , NABI had four immunotherapeutic products (three of which are under development). Two of these products (one of which is under development) were acquired from Abbott. The Merger accelerated this shift to immunotherapeutic products by adding 10 products (nine of which are under development) to NABI's product portfolio as well as a large research and development group and an expanded sales and marketing team. Independently, NABI has completed construction, and has begun validation, of a new biopharmaceutical manufacturing facility which is intended to enable NABI to manufacture for the first time on a commercial scale certain of its immunotherapeutic products. Although immunotherapeutic products offer higher margins than the collection and sale of plasma, these products require significant product development activities and expenditures, may not be successfully developed (or if successfully developed, may not be successfully commercialized), require rigorous manufacturing specifications and practices, and are exposed to significant competition and the uncertainty of technological change. The effect of these risks on NABI may be magnified by NABI's rapid expansion into the immunotherapeutics business. There can be no assurance that NABI's immunotherapeutic product activities will be successful, and to the extent they are not, NABI's business, financial condition and results of operations will be materially adversely affected.

Impact of Merger on Financial Results

     Historically, without giving effect to the Merger, NABI's operations generally were profitable. Although NABI believes that the Merger will enhance NABI's long-term profitability and product development efforts, the Merger will adversely affect NABI's profitability for the foreseeable future. The Merger was consummated as a pooling of interests for financial accounting purposes and, accordingly, the historical financial statements for both companies have been combined for all historical periods. The transaction and related costs of the Merger (approximately $6 million) were expensed in the fourth fiscal quarter of 1995. As a result of the pooling of interests accounting treatment, NABI reported a substantial loss for the fourth quarter and for 1995. On a combined basis, after giving effect to the Merger, NABI also has had significant net losses for the years ended December 31, 1993 and 1994. There can be no assurance that, in order to return to profitability in future periods, NABI will not be required to reduce research and development and other expenses associated with the development and commercialization of higher margin immunotherapeutic products. A significant reduction in such research, development and other expenses could have a material adverse effect on the development and commercialization of immunotherapeutic products currently under development and could have a material adverse effect on the ability of NABI to realize the anticipated long-term benefits of the Merger.

     NABI expects to incur significant expenses associated with its immunotherapeutic product development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Any revenues generated from products under development will not be realized for several years. Other material and unpredictable factors which could adversely affect operating results include: the uncertainty of clinical trial results; the uncertainty, timing and costs associated with product approvals and commercialization; the issuance and use of patents and proprietary technology by NABI or its competitors; the effect of technology and other business acquisitions or transactions; the increasing emphasis on controlling health care costs and potential legislation or regulation of health care prices; and actions by collaborators, customers and competitors.

Uncertainty of New Product Development

     NABI's future success will depend on its ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. NABI's immunotherapeutic products under development are at various stages of research and development, and substantial further development, preclinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. The proposed development schedules for these products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, reliance on third parties and changes in government regulation, many of which factors are not within the control of NABI.
Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. In addition, any delay in the development, introduction or marketing of NABI's products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that NABI's immunotherapeutic products under development will prove to be technologically feasible, commercially viable and able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. The failure of NABI to successfully and timely develop and commercialize several of its immunotherapeutic products and obtain necessary regulatory approvals could have a material adverse effect on NABI's business, financial condition and results of operations.

Limited Marketing Experience with Immunotherapeutic Products

     NABI currently markets and sells two immunotherapeutic products: WinRho SD and H-BIG. No assurance can be given that the market for WinRho SD can be addressed effectively by NABI's current sales force and distribution network. NABI will lose its exclusive rights to market WinRho SD in the United States if it does not meet specific sales goals or pay specified amounts to Cangene. If NABI successfully develops additional immunotherapeutic products, significant additional expenditures, management resources and time may be required to develop a larger sales force, unless NABI elects to have a third party market any or all of such products. If NABI so elects, there can be no assurance that NABI will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. If NABI succeeds in bringing one or more products to market, it will compete with many other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that NABI's marketing and sales efforts will be able to compete successfully against such other companies. The failure of NABI to effectively and efficiently market existing and new immunotherapeutic products or the loss of exclusive rights to market WinRho SD in the United States would have a material adverse effect on NABI's business, financial condition and results of operations.

Uncertainty Associated with Integration

     The Merger has created risks typically associated with the merger of two large independent organizations, including the possibility that the combined financial, research, personnel and other resources may not be adequate to deal with the needs of NABI following the Merger. To the extent any such resources are inadequate to deal with NABI's needs, NABI's business, financial condition and results of operations could be materially adversely affected.

Uncertainty of Market Acceptance

     One of NABI's existing immunotherapeutic products, WinRho SD, has been marketed in the United States only since mid 1995, and no assurance can be given that physicians, patients or third-party payors will accept and utilize this product to a significant extent. Further, there can be no assurance that, if approved for marketing, any of NABI's other products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of NABI's products and their potential advantages over existing treatment methods, the prices of such products, and reimbursement policies of government and third-party payors. The failure of WinRho SD or any immunotherapeutic product under development to gain market acceptance could have a material adverse effect on NABI's business, financial condition and results of operations.

Fluctuations in Plasma Supply and Demand

     The basic raw material essential to NABI's business is human blood plasma. NABI has historically derived substantially all of its revenues from the collection and sale of plasma components and will continue to depend on plasma revenues until such time, if ever, that the revenues generated by the manufacture and sale of immunotherapeutic products increase significantly. As a result of factors affecting both the demand for and supply of plasma, worldwide demand for human blood plasma has exceeded supply since 1991. The demand for plasma has increased primarily as a result of an increase in both the number and use of products which require plasma components for their manufacture. Concern over the safety of blood products, including plasma, has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of plasma-based products. These procedures, which include a more extensive investigation into a donor's background and new tests, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Future changes in government regulation relating to the collection and use of plasma or any negative public perception about the plasma collection process could further adversely affect the number and type of available donors and, consequently, the overall plasma supply. Future fluctuations in the demand for or supply of plasma could have a material adverse effect on NABI's business, financial condition and results of operations.

Government Regulation; Uncertainty of Regulatory Approvals

     NABI's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous government authorities in the United States. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations. Most of NABI's clinical trials are at a relatively early stage and, except for H-BIG and WinRho SD, no approval from the FDA or any other government agency for the manufacturing or marketing of any of its products under development has been granted. There can be no assurance that NABI will be able to obtain the necessary approvals for manufacturing or marketing of any of its products under development. Failure to obtain additional FDA approvals of products under development would have a material adverse effect on NABI's business, financial condition and results of operations. If approved, failure to comply with applicable regulatory requirements could, among other things, result in fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

     Among the requirements for product license approval is the requirement that the prospective manufacturer's methods conform to the FDA's current Good Manufacturing Practice ("cGMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     Distribution of NABI's products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that NABI will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by NABI of certain of its products which have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on NABI's business, financial condition and results of operations.

     NABI's United States plasma collection, storage, labeling and distribution activities also are subject to strict regulation and licensing by the FDA. NABI's plasma collection centers in the United States are subject to periodic inspection by the FDA, and from time to time NABI receives notices of deficiencies from the FDA as a result of such inspections. The failure of NABI or its plasma collection centers to continue to meet regulatory standards or to remedy any such deficiencies could result in corrective action by the FDA, including closure of one or more collection centers and fines or penalties. In addition, before new plasma collection centers are opened, the collection centers and their procedures and personnel must meet certain regulatory standards to obtain necessary licenses. New regulations may be enacted and existing regulations or their interpretation or enforcement are subject to change. Therefore, there can be no assurance that NABI will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on NABI's business, financial condition and results of operations.

     The current process for producing H-BIG does not contain a viral inactivation step. Consequently, the FDA requires lots of H-BIG to be tested for viral contamination before the lots can be released for commercial sale.
To date, there is no commonly accepted test to determine the presence of such contamination, and different tests may produce different results. Although NABI believes that H-BIG poses no significant risk of viral contamination, and has each lot of H-BIG independently tested to determine safety, rejection of lots of H-BIG by the FDA or delay by the FDA in the release of lots for commercial sale could have a material adverse effect on NABI's business, financial condition and results of operation. NABI is pursuing the development of a manufacturing process for H-BIG which includes viral inactivation. There can be no assurance that NABI will be successful in these efforts.

     NABI has received permission from the FDA to conduct donor stimulation programs using the HyperGAM+CF immunizing agent and the staph A immunizing agent. No assurance can be given, however, that the FDA will permit NABI to begin donor stimulation using other immunizing agents before obtaining regulatory approval of the immunizing agents as vaccine products. If the FDA were to require NABI to secure such regulatory approvals for the immunizing agents to be used in donor stimulation before commencing clinical trials on the immunotherapeutic products to be produced using such immunizing agents, the overall regulatory approval process for NABI's immunotherapeutic products would be significantly delayed, which could have a material adverse effect on NABI's business, financial condition and results of operations.

Dependence Upon Third Parties to Manufacture Products

     Although NABI collects and supplies the specialty plasma necessary for the manufacture of H-BIG, at the present time it is dependent on a single manufacturer to process this raw material for H-BIG and on Abbott to formulate and package the product. NABI's contract with the manufacturer will expire in 1996. Abbott may terminate its formulation and packaging activities on 30 days' notice, and Abbott has advised NABI that it expects to discontinue these activities during 1996. In August 1995, NABI entered into an agreement with the MBPI pursuant to which MBPI, subject to receiving FDA approval, will also process, formulate and package quantities of the raw material for H-BIG. NABI anticipates receiving product from MBPI by mid-1996, although there can be no assurance that product will be available at that time. After NABI begins to receive product from MBPI, NABI anticipates that it will terminate production, formulation and packaging of the product with Abbott and its manufacturer and that MBPI will become NABI's sole producer of H-BIG. NABI's agreement with MBPI has a five-year term commencing upon the date MBPI receives FDA approval, although either party may terminate the agreement upon 12 months' notice. NABI is required to purchase its requirements of WinRho SD from Cangene, which has granted to NABI exclusive marketing rights to the product in the United States. NABI does not have manufacturing rights for WinRho SD. The failure by any of NABI's current or future manufacturers to meet NABI's needs for products or delays in the receipt of deliveries could have a material adverse effect on NABI's business, financial condition and results of operations. NABI has constructed a biopharmaceutical manufacturing facility which is designed to allow NABI to formulate, process and package H-BIG. Although NABI has commenced validation of this facility, because the facility will require complete validation and licensure by the FDA, NABI does not anticipate that the facility will be able to produce H-BIG for commercial sale until 1998. Moreover, manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, NABI will have to resort to alternative sources of manufacturing which could increase its costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on NABI's business, financial condition and results of operations.

Limited Manufacturing Capability and Experience

     NABI has completed construction and has commenced validation of a new biopharmaceutical manufacturing facility in Boca Raton, Florida. NABI anticipates that it will validate in 1996 and receive FDA licensure for this facility in 1998. No assurance can be given that NABI will be able to validate or obtain such licensure. Failure to validate and obtain such licensure on a timely basis or at all would have a material adverse effect on NABI's business, financial condition and results of operations. The new facility is designed to process specialty plasma into NABI's immunotherapeutic products. However, NABI has not previously owned or operated such a facility and has no direct experience in commercial, large-scale manufacturing of immunotherapeutic products. The failure of NABI to successfully operate its new manufacturing facility would have a material adverse effect on NABI's business, financial condition and results of operations.

Potential Adverse Effect of Litigation

     NABI is currently one of several defendants in numerous suits generally based upon claims that the plaintiffs became infected with HIV as a result of using HIV-contaminated products made by various defendants other than NABI or as a result of family relations with those so infected. These suits allege, among other things, that NABI or its predecessors supplied HIV-contaminated plasma to the defendants who produced the products in question. One of the suits purports to be a class action. NABI denies all claims made against it and intends to vigorously defend the cases. No assurance can be given that additional lawsuits relating to infection with HIV will not be brought against NABI by persons who have become infected with HIV or plasma fractionators or that cross-complaints will not be filed in existing lawsuits. In addition, there can be no assurance that lawsuits based on other causes of action will not be filed or that NABI will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits, particularly those related to HIV, could have a material adverse effect on NABI's business, financial condition and results of operations.

Risk of Product Liability; Limited Insurance

     The processing and sale of NABI's plasma and plasma-based products, including immunotherapeutic products, involve a risk of product liability claims, and NABI currently is a party to litigation involving such claims. In addition, there can be no assurance that infectious diseases will not be transmitted by NABI's products and therefore create additional product liability claims. Product liability insurance for the biopharmaceutical industry generally is expensive to the extent it is available at all. While NABI currently has $5.8 million in product liability insurance, there can be no assurance that it will be able to maintain such insurance on acceptable terms or that it will be able to secure increased coverage if the commercialization of its products progresses. Moreover, there can be no assurance that the existing coverage of NABI's insurance policy and/or any rights of indemnification and contribution that NABI may have will offset existing or future claims. A successful claim against NABI with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on NABI's business, financial condition and results of operations.

Dependence on Strategic Alliances

     NABI currently has strategic alliances with Cangene, Genzyme, Chiron and others for the manufacturing, development, marketing and sale of immunotherapeutic products. NABI intends to pursue strategic alliances with third parties for the development, marketing and sale of certain of its other immunotherapeutic products. No assurance can be given that NABI will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. Certain of NABI's collaborators, including Genzyme and Chiron, have the right to terminate their collaborative agreements with NABI. If any of NABI's existing or future collaborative partners breach or terminate their agreements with NABI or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of products could be delayed, and NABI may be required to devote significant additional resources to product development and commercialization, or terminate certain development programs. Failure to enter into successful strategic alliances or the termination of existing alliances could have a material adverse effect on NABI's business, financial condition and results of operations. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and NABI could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on NABI's business, financial condition and results of operations.

     NABI's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of NABI's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in those partners' withdrawal of support with respect to certain of NABI's products, which could have a material adverse effect on NABI's business, financial condition and results of operations.

Foreign Restrictions on Importation of Plasma

     Export sales of plasma for the 1993, 1994 and 1995 fiscal years represented approximately 48%, 36% and 35%, respectively, of NABI's sales for those periods. NABI's export sales primarily are to European customers. Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of plasma and plasma components collected outside such countries' borders or, in the case of certain European countries, outside Europe. NABI believes that, to date, these efforts have not led to any meaningful restriction on the importation of plasma and plasma components and have not adversely affected NABI. Such restrictions, however, continue to be debated and there can be no assurance that such restrictions will not be imposed in the future. If imposed, such restrictions could have a material adverse effect on the demand for NABI's plasma and on NABI's business, financial condition and results of operations.

Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights

     The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. There can be no assurance that existing patent applications will mature into issued patents, that NABI will be able to obtain additional licenses to patents of others or that NABI will be able to develop additional patentable technology of its own. Because patent applications in the United States are not disclosed by the Patent and Trademark Office until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, NABI cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurances that any patents issued to NABI will provide it with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, or, if patents are issued to NABI, design around such patents.

     A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to those of NABI. Some of these applications or patents may be competitive with NABI's applications, or conflict in certain respects with claims made under NABI's applications. Such a conflict could result in a significant reduction of the coverage of NABI's patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, NABI may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that NABI will be able to obtain any such licenses on commercially favorable terms, if at all. NABI's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on NABI's business, financial condition and results of operations.

Litigation, which could result in substantial cost to NABI, may also be necessary to enforce any patents issued to NABI or to determine the scope and validity of third-party proprietary rights.

     NABI has been notified by the European Patent Office that NABI has been allowed a patent for HIV-IG, giving NABI commercial protection in 12 European countries until the year 2008. NABI also has patents for HIV-IG in Australia and New Zealand, and has patent applications for HIV-IG pending in various other foreign countries. NABI jointly owns these HIV-IG patents and applications with the University of Minnesota, which is entitled to practice the technology contained in HIV-IG and sell HIV-IG product to the same extent as NABI. NABI has no pending patent application for HIV-IG in the United States. An unrelated third party which currently holds a United States patent may claim that its patent is infringed by HIV-IG. If such patent withstands any challenge by NABI or others, NABI will be required to obtain a license from the patent holder in order to market HIV-IG in the United States. While NABI believes that, if necessary, it will be able to obtain such a license on commercially acceptable terms, there can be no assurance that NABI will be successful.

     NABI also relies on secrecy to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. NABI maintains strict controls and procedures regarding access to and use of its proprietary technology and processes. However, there can be no assurance that these controls or procedures will not be violated, that NABI would have adequate remedies for any violation, or that NABI's trade secrets will not otherwise become known or be independently discovered by competitors.

Uncertainty of Orphan Drug Designation

     Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, for which the sponsor establishes that it does not realistically anticipate its product sales in the United States will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first approved PLA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Recently, Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SD has received Orphan Drug marketing exclusivity for the treatment of ITP (and has obtained Orphan Drug status for certain other indications) and certain other of NABI's products under development have Orphan Drug status. There can be no assurance that NABI will succeed in obtaining Orphan Drug marketing exclusivity for products that have Orphan Drug status or that Orphan Drug marketing exclusivity with respect to WinRho SD or other products, if obtained, will be of material benefit to NABI. Furthermore, another manufacturer could obtain an Orphan Drug designation as well as approval for the same product for a different indication or a different product for the same indication.

Intense Competition; Uncertainty of Technological Change

     Competition in the development of biopharmaceutical products is intense, both from biotechnology and pharmaceutical companies, and is expected to increase. Many of NABI's competitors have greater financial resources and larger research and development staffs than NABI, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. NABI also competes with universities and other institutions in the development of immunotherapeutic products, technologies, processes and for qualified scientific personnel. There can be no assurance that NABI's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by NABI. In addition, one or more of NABI's competitors may achieve product commercialization of or patent protection for competitive products earlier than NABI, which would preclude or substantially limit sales of NABI's products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology which would lessen or eliminate the need for human blood plasma. The successful development and commercialization by any competitor of NABI of any such product could have a material adverse effect on NABI's business, financial condition and results of operations.

     NABI competes for plasma donors with pharmaceutical companies which may obtain plasma for their own use, other commercial plasma collection companies and non-profit organizations such as the American Red Cross and community blood banks which solicit the donation of blood. A number of these competitors have access to greater financial, marketing and other resources than NABI. NABI competes for donors by means of offering financial incentives to donors to compensate them for lost time and inconvenience, providing outstanding customer service to its donors, implementing programs designed to attract donors through education as to the uses for collected plasma, encouraging groups to have their members become plasma donors and improving the attractiveness of NABI's plasma collection facilities. NABI also competes with other independent plasma suppliers that sell plasma principally to pharmaceutical companies that process plasma into finished products. If NABI is unable to maintain and expand its donor base, its business, financial condition and results of operations will be materially and adversely affected.

Dependence on Small Number of Customers for Plasma Sales

     NABI sells its source and specialty plasma to approximately 20 pharmaceutical and diagnostic product manufacturers. These customers constitute most of the worldwide purchasers of human blood plasma. During the 1993, 1994 and 1995 fiscal years, plasma sales to customers purchasing more than 10% of NABI's consolidated sales (which did not exceed four customers in any such period), accounted for approximately 34%, 48% and 46%, respectively, of NABI's consolidated sales for each period. The loss of any major customer or a material reduction in a major customer's purchases of plasma could have a material adverse effect upon NABI's business, financial condition and results of operations.

Uncertainty of Product Pricing and Reimbursement

     NABI's ability to commercialize its immunotherapeutic products and related treatments will be dependent in part upon the availability of, and NABI's ability to obtain, adequate levels of reimbursement from government health administration authorities, private health care insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available, if at all. Inadequate levels of reimbursement may prohibit NABI from maintaining price levels sufficient for realization of an adequate return on its investment in developing new immunotherapeutic products and could result in the termination of production of otherwise commercially viable products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for NABI's products. The cost containment measures that health care providers are instituting and the impact of any health care reform could have an adverse effect on NABI's ability to sell its products and may have a material adverse effect on NABI's business, financial condition and results of operations.

     There can be no assurance that reimbursement in the United States or foreign countries will be available for NABI's products, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, NABI's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical procedures using NABI's products could have a material adverse effect on NABI's business, financial condition and results of operations. Moreover, NABI is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on NABI's business.

     Most of NABI's plasma sales are made pursuant to contracts having terms ranging from one to five years. These contracts generally provide for annual pricing renegotiations. Once established, the pricing generally remains fixed for the year subject to price changes to reflect changes in customer specifications or price adjustments to compensate NABI for increased costs associated with new governmental testing requirements. As a result, NABI's business, financial condition and results of operations would be adversely affected if, due to changes in government regulation or other factors, its costs of collecting and selling plasma rise during a given year and NABI is not able to pass on the increased costs until the next annual pricing renegotiation.


ITEM 2. PROPERTIES

     The Company occupies approximately 712,000 square feet. A majority of the space primarily used to collect plasma is leased under leases expiring through 2010. All leases are with parties not affiliated with NABI. A majority of these leases contain renewal options which permit NABI to renew the leases for periods of two to five years at the then fair rental value. Five of NABI's plasma collection centers currently operate on month-to-month lease arrangements. NABI believes that in the normal course of its business it will be able to renew or replace its existing leases. NABI also owns four plasma collection centers located in Arizona, Indiana, Minnesota and Washington. NABI's plasma collection centers range in size from approximately 1,000 to 25,000 square feet and generally are located in population centers of 80,000 to 250,000 people.

     NABI leases office, laboratory, warehouse and pilot manufacturing space in Miami, Florida and Rockville, Maryland.

     NABI has completed construction, and has begun validation, of a new 77,000 square foot facility in Boca Raton, Florida. Approximately 47,000 square feet will be devoted to manufacturing, of which approximately 15,000 square feet is currently unoccupied and reserved for possible future expansion. The remainder of the facility houses certain administrative operations and executive offices.


ITEM 3. LEGAL PROCEEDINGS

     NABI is a party to litigation in the ordinary course of business.   NABI
does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

     In addition, NABI is a co-defendant with various other parties in numerous suits filed in the U.S. and Canada brought by individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than NABI or having familial relations with those so infected. The claims against NABI are based on either or both negligence and strict liability. One of the suits, filed in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida on May 23, 1995 (Case No. 95-10489 CA 02), purports to be a class action. The defendants in this suit, other than NABI, include Bayer, Armour Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter, Alpha Therapeutic Corporation and The National Hemophilia Foundation. The suits filed in Canada seek to impose liability on NABI as the successor to a company acquired by NABI in 1986.

     NABI denies all claims against it in these suits and intends to vigorously defend the cases. Although NABI does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations, the defense of these lawsuits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more of these lawsuits could have a material adverse effect on NABI's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of NABI stockholders was held on November 29, 1995. The following matters were approved:

a) Adoption and approval of agreement and Plan of Merger dated as of August 28, 1995 between NABI and Univax:

                                    VOTES
                       ------------------------------
                       FOR         AGAINST  ABSTAINED
                       ------------------------------
                       14,658,758  440,610    491,416

b) Approval of an amendment to NABI's 1990 Equity Incentive Plan to increase the total number of shares of common stock which may be awarded under such plan by 1,500,000 shares.



                                   VOTES
                       ------------------------------
                       FOR         AGAINST  ABSTAINED
                       ------------------------------
                       12,084,029  2,615,412  125,736

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of NABI are as follows:

Name                   AGE                      POSITION
- ----                   ---                      --------
David J. Gury          57   Chairman of the Board, President and
                            Chief Executive Officer

John C. Carlisle       49   Senior Executive Vice President and Director

Thomas P. Stagnaro     53   Senior Executive Vice President and Director

Alfred J. Fernandez    47   Senior Vice President and Chief Financial Officer

Pinya Cohen, Ph.D.     60   Senior Vice President, Quality Assurance and
                            Regulatory Affairs

Robert B. Naso, Ph.D.  51   Senior Vice President, Research and Development

Stephen W. Weston      48   Senior Vice President, Donor Management

Lorraine M. Breece     43   Controller and Chief Accounting Officer

     David J. Gury has served as NABI's Chairman of the Board, President and Chief Executive Officer since April 3, 1992. Previously, since May 21, 1984, he was NABI's President and Chief Operating Officer. He has been a director of NABI since 1984. From July 1977 until his employment by NABI, Mr. Gury was employed by Alpha Therapeutic Corporation (formerly Abbott Scientific Products, "Alpha") as Director of Plasma Procurement (through October 1980), General Manager, Plasma Operations (through October 1981) and Vice President, Plasma Supply (through May 1984). In these capacities, Mr. Gury had executive responsibilities for plasma procurement and operation of plasmapheresis centers.

     John C. Carlisle has served as Senior Executive Vice President since November 1995 and was elected a director in August 1995. Mr. Carlisle joined NABI in January 1994 and was elected Executive Vice President and Chief Operating Officer in March 1994. From August 1989 to January 1994 he was President and Chief Executive Officer of Premier BioResources, Inc. ("PBI"). From June 1981 to August 1989 he served as Director of Plasma Supply for Alpha.

     Thomas P. Stagnaro has served as Senior Executive Vice President and a director of NABI since November 1995. From October 1989 to November 1995 he was President and a director of Univax and he was Chief Executive Officer of Univax from October 1990 until November 1995. From 1982 to 1989, Mr. Stagnaro was with Alpha. During his tenure with Alpha, Mr. Stagnaro served as Vice President of Sales and Marketing as well as President of Alpha Home Care Company, an affiliate of Alpha.

     Alfred J. Fernandez is Senior Vice President and Chief Financial Officer of NABI, has served in that capacity since November 1995 and has served as an executive officer of NABI since April 5, 1989. Previously, Mr. Fernandez had been associated with Rachlin & Cohen, Certified Public Accountants, in Miami, Florida as Director of Accounting and Audit Services since January 1988. Mr. Fernandez was employed by the Chattahoochee Financial Corporation in Atlanta, Georgia from May 1986 to September 1987 as Executive Vice President and Chief Financial Officer, with responsibility over all financial, accounting and investment functions. For more than five years prior to that time, Mr. Fernandez served as a Senior Manager with Price Waterhouse, an international public accounting firm.

     Pinya Cohen, Ph.D. is Senior Vice President, Quality Assurance and Regulatory Affairs, has served in that capacity since November 1995 and has served as an executive officer since August 1992. From 1990 to 1992, he was Vice President, Regulatory Affairs for Connaught Laboratories, Inc. From 1976 to 1990, Dr. Cohen was Vice President, Quality Control and Regulatory Affairs at Merieux Institute, Inc. Prior to that time, from 1972 to 1976, he was Director of the Plasma Derivatives Branch, Bureau of Biologics, FDA and from 1964 to 1972, he was Director of the Plasma Derivatives Branch, Division of Biologics Standards, NIH.

     Robert B. Naso, Ph.D. joined NABI in November 1995 as Senior Vice President, Research and Development. Previously, he was Vice President of Research at Univax beginning in May 1992, and became Vice President of Research and Development in October 1994. From 1983 to 1992, Dr. Naso was a manager and director of pharmaceutical and vaccine research and development at the R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation and the Johnson & Johnson Biotechnology Center, a division of the R.W. Johnson Pharmaceutical Research Institute.

     Stephen W. Weston is Senior Vice President, Donor Management, has served in that capacity since November 1995 and has served as an executive officer since March 1992. Prior to that time, he was Vice President, Finance and Chief Financial Officer for TSI Security Acquisition Corporation in Deerfield Beach, Florida since August 1990. From September 1988 to July 1990, Mr. Weston was employed by ConPharma Home Healthcare, Inc. in Buffalo, New York as Vice President, Finance and Chief Financial Officer. For more than four years prior to that time, Mr. Weston served as Vice President, Finance and Chief Financial Officer of NABI.

     Lorraine M. Breece is NABI's Controller and Chief Accounting Officer and has been an officer of NABI since April 1, 1991. Previously, she had been associated with Trammell Crow Company as Controller and Consultant since October 1989. Prior to that time, from March 1984 to October 1989, Ms. Breece was employed by Levitt Corporation as Controller.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


     NABI's common stock is quoted on the NASDAQ National Market under the symbol "NABI." Until January 18, 1996, the common stock had been quoted under the symbol "NBIO." The following table sets forth for each period indicated the high and low sale prices for the common stock (based upon intra-day trading) as reported by the NASDAQ National Market.



                                        HIGH              LOW
                                      ---------        ----------
1994
         First Quarter                  $ 7 7/8        $   3 1/16
         Second Quarter                   7                5 1/16
         Third Quarter                    7 3/4            5 1/2
         Fourth Quarter                   8 1/2            6 1/8
1995
         First Quarter                    9 3/8            6 1/4
         Second Quarter                  10 3/8            8
         Third Quarter                   11 3/4            7 3/4
         Fourth Quarter                  11                7 7/8

     The number of record holders of NABI's common stock at December 31, 1995 was 1,490.

     No cash dividends have been previously paid on NABI's common stock and none are anticipated in 1996. NABI's loan agreement with its principal lender also restricts dividend payments.

ITEM 6. SELECTED FINANCIAL DATA - FIVE YEARS ENDED DECEMBER 31, 1995

     The following table sets forth selected consolidated financial data for NABI for the five years ended December 31, 1995 that were derived from NABI's consolidated financial statements, which have been audited by Price Waterhouse LLP, independent accountants. The data should be read in conjunction with, and are qualified by reference to, NABI's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All amounts in the following table are expressed in thousands, except for per share data.


                                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                       1991        1992          1993          1994          1995
                                                     --------   ---------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
Sales                                                $ 69,424    $ 83,327      $102,755      $167,209      $201,964
Cost of products sold                                  59,041      71,137        81,607       131,192       152,148
Gross profit                                           10,383      12,190        21,148        36,017        49,816
Research and development expense                        4,573      12,208        18,270        20,382        26,168
Selling, general and administrative expense             6,260      10,080        12,284        16,467        26,816
Royalty expense                                           ---         347         1,545         1,426         3,490
Other operating expense                                   602       2,101         1,842         2,234         3,015
Operating loss                                         (1,052)    (12,546)      (12,793)       (4,492)       (9,673)
Investment income                                         399       1,653         1,187           354         1,064
Interest expense                                         (635)     (2,604)       (3,282)       (3,254)       (1,931)
Other, net                                                 19         (65)          (24)          (28)         (334)
Loss before provision for income taxes
  and accounting change/extraordinary charge           (1,269)    (13,562)      (14,912)       (7,420)      (10,874)
Provision for income taxes                               (836)         (5)       (1,988)       (5,774)       (6,687)
Loss before accounting
  change/extraordinary charge                          (2,105)    (13,567)      (16,900)      (13,194)      (17,561)
Accounting change/extraordinary charge                    ---         ---           100          (717)          ---
Net loss                                              ($2,105)   ($13,567)     ($16,800)     ($13,911)     ($17,561)
Loss per share:
  Loss before accounting change/
    extraordinary charge                               ($0.09)     ($0.65)       ($0.76)       ($0.47)       ($0.52)
  Accounting change/extraordinary charge                  ---         ---          0.01         (0.03)          ---
  Net loss                                             ($0.09)     ($0.65)       ($0.75)       ($0.50)       ($0.52)
Weighted average number of shares                      23,888      20,850        22,328        28,042        33,574

BALANCE SHEET DATA:
  Working capital                                    $ 17,998    $ 36,384      $ 39,806      $ 52,208      $ 14,690
  Total assets                                         36,429      89,958        91,459       132,089       137,975
  Notes payable, including current maturities           7,782      19,969        21,202        27,557        42,894
  Contingent purchase price obligation,
  including current maturities                            ---       6,943         7,056           ---           ---
  Total stockholders' equity                           22,413      52,678        51,635        85,319        69,442

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of NABI's financial condition and results of operations for the three years ended December 31, 1995 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

     On November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into NABI in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling of interests for financial reporting purposes and accordingly, all prior period financial statements have been combined.

     The following table sets forth NABI's results of operations for the respective periods expressed as a percentage of sales:


                                                                       YEAR ENDED DECEMBER 31,
                                                                     ----------------------------
                                                                       1993      1994      1995
                                                                     --------  --------  --------
Sales                                                                 100.0%    100.0%    100.0%
Cost of products sold                                                  79.4      78.5      75.3
                                                                      -----     -----     -----
Gross profit margin                                                    20.6      21.5      24.7
Research and development expense                                       17.8      12.2      13.0
Selling, general and administrative expense                            12.0       9.8      13.3
Royalty expense                                                         1.5       0.9       1.7
Other operating expense                                                 1.8       1.3       1.5
                                                                      -----     -----     -----
Operating loss                                                        (12.5)     (2.7)     (4.8)
Investment income                                                       1.2       0.2       0.5
Interest expense                                                       (3.2)     (1.9)     (1.0)
Other, net                                                              ---       ---      (0.1)
                                                                      -----     -----     -----
Loss before provision for income taxes, cumulative effect of
  change in accounting for income taxes and extraordinary charge      (14.5)     (4.4)     (5.4)
Provision for income taxes                                             (1.9)     (3.5)     (3.3)
Cumulative effect of change in accounting for income taxes and
  extraordinary charge                                                  0.1      (0.4)      --
                                                                      -----     -----     -----
Net loss                                                              (16.3)%    (8.3)%    (8.7)%
                                                                      =====     =====     =====

     Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                             YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------
SEGMENT                            1993               1994               1995
- -------                       ----------------   ----------------   ----------------
Plasma - Source               $ 56,029    54.5%  $ 98,630    59.0%  $108,327    53.6%
       - Specialty              29,171    28.4     45,057    26.9     61,178    30.3
                              --------   -----   --------   -----   --------   -----
                                85,200    82.9    143,687    85.9    169,505    83.9
Immunotherapeutic  products      6,557     6.4      9,295     5.6     18,590     9.2
Diagnostic products and
services                         9,817     9.6     11,444     6.8      7,833     3.9
Research and development         1,181     1.1      2,783     1.7      6,036     3.0
                              --------   -----   --------   -----   --------   -----
Total                         $102,755   100.0%  $167,209   100.0%  $201,964   100.0%
                              ========   =====   ========   =====   ========   =====

                            1995 AS COMPARED TO 1994

     Sales. Sales for 1995 increased 20.8% to $202 million compared to $167.2 million in 1994, reflecting an increase in plasma sales of $25.8 million, an increase in immunotherapeutic product sales of $9.3 million and an increase in research revenue of $3.3 million, offset by a decrease in diagnostic products and services sales of $3.6 million. The 18% increase in plasma sales was primarily attributable to increased plasma shipments, primarily specialty plasmas. Sales of immunotherapeutic products increased primarily due to an increase of $4.3 million in H-BIG sales and $4.4 million in WinRho SD sales which NABI began marketing in mid 1995.

     Gross profit margin. Gross profit and related margin for 1995 was $49.8 million or 24.7%, compared to $36 million or 21.5% in 1994. An improved sales mix resulting primarily from increased sales of higher-margin specialty plasmas and immunotherapeutic products accounted for the improved profitability.

     Research and development expense. Research and development expense was $26.2 million or 13% of sales in 1995 compared to $20.4 million or 12.2% of sales in 1994. The increase in expenses relate primarily to clinical trial expenses associated with the Hypergam CF program, initial expenses associated with new product development and recognition of a reserve for development stage inventories which have no assurance of commercial viability.

     Selling, general and administrative expense. Selling, general and administrative expense was $26.8 million or 13.3% of sales in 1995, compared to $16.5 million or 9.8% of sales in 1994. The increase was primarily attributable to approximately $6 million in merger expenses related to the Univax Merger and additional sales and marketing expenses incurred related to the product launch of WinRho SD in mid 1995.

     Other factors. The provision for income taxes increased to $6.7 million in 1995, compared to $5.8 million in 1994 primarily due to NABI's stand alone pre-tax income, which could not be offset by premerger losses and non-deductible merger expenses incurred in 1995. Univax's net operating losses and research tax credit carryforwards will be available to offset future taxable income of the combined company subject to certain annual limitations.

                            1994 AS COMPARED TO 1993

     Sales.   Sales for 1994 increased 62.7% to $167.2 million compared to
$102.8 million for 1993, reflecting an increase in plasma sales of $58.5 million, an increase in sales of immunotherapeutic products of $2.7 million, an increase in sales of diagnostic products and services of $1.6 million and an increase in research revenue of $1.6 million. The 68.6% increase in plasma sales is primarily attributable to source plasma shipments resulting from the Premier BioResources, Inc. ("PBI") acquisition and to increased plasma shipments, primarily specialty plasma from NABI's other plasma centers. Sales of immunotherapeutic products increased to $9.3 million in 1994, compared to $6.6 million in the prior year, primarily due to increased sales of H-BIG.

     Gross profit margin. Gross margin for 1994 was $36 million or 21.5%, compared to $21.1 million or 20.6% in 1993. The increase resulted from increased shipments of higher margin specialty plasma and additional source plasma shipments, the latter of which was due primarily to the PBI acquisition. Gross margin percentages improved over 1993 as a result of increased sales volume of specialty plasma and the profit contribution from increased sales of H-BIG and diagnostic control products. The significant increase in source plasma from PBI partially offset the otherwise improved product mix and the gross margin as a percentage of sales.

     Research and development expense. Research and development expense increased to $20.4 million or 12.2% of sales in 1994, compared to $18.3 million or 17.8% of sales in 1993 due primarily to increased employee and facilities costs associated with ongoing research and development projects. Clinical trial expenses increased as NABI expanded its donor stimulation programs and advanced products in human clinical trials.

     Selling, general and administrative expense. Selling, general and administrative expense was $16.5 million or 9.8% of sales in 1994, as compared to $12.3 million or 12% of sales in 1993. While expenses decreased as a percentage of sales, the dollar increase was primarily attributable to personnel and other corporate expenses associated with the acquisition and continuing operations of PBI.

     Other factors. Provision for income taxes increased to $5.8 million, compared to $2 million in 1993 primarily due to NABI's stand alone pre-tax income, which could not be offset by premerger losses. Univax's net operating losses and research tax credit carryforwards will be available to offset future taxable income of the combined company subject to certain annual limitations.

     Net loss for 1994 reflects an extraordinary charge of $.7 million or $.03 per share, which reflects the immediate recognition and expense of deferred debt discount and debt issue costs associated with NABI's early retirement of its 11% Senior Subordinated notes in October 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, NABI's credit agreement, as amended through December 20, 1995, provided for a total of $55 million in available credit and consisted of a $27 million revolving credit facility maturing on December 31, 1998, $18 million in flexible term notes supported by an irrevocable bank letter of credit expiring on January 31, 1998 and $10 million in a term loan maturing on February 15, 1996. As of December 31, 1995, NABI had outstanding $6.8 million under the revolving credit facility, $18 million in flexible term notes and $10 million in a term loan. The credit facility is secured by substantially all of NABI's assets and contains covenants requiring the maintenance of various financial ratios and prohibiting the payment of dividends.

     During the first quarter of 1996, NABI issued $80.5 million of 6.5% convertible subordinated notes due 2003 in a private placement. A portion of the net proceeds was used to repay a majority of NABI's outstanding bank indebtedness aggregating approximately $22.2 million on February 8, 1996. NABI will use a portion of the net proceeds for the repayment and cancellation of the flexible term notes as they mature at varying dates through May 15, 1996. In addition, NABI is currently negotiating an amendment to its existing revolving credit facility providing for a minimum availability of $20 million, and it expects to reduce its borrowing costs and eliminate or relax certain restrictive financial covenants under the renegotiated credit agreement.

     At December 31, 1995, NABI's working capital of $14.7 million compared to working capital of $52.2 million on December 31, 1994. The reduction in working capital was principally due to utilization of cash to fund research and development expenditures and an increase in current maturities of bank indebtedness at December 31, 1995.

     NABI believes that the available proceeds from the sale of the 6.5% convertible subordinated notes discussed above, cash on hand at year end 1995 and cash flow from operations will be sufficient to meet its anticipated cash needs for fiscal 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and information required by Item 8 are listed in the Index, presented as Item 14, and included herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 4A will be contained in NABI's Proxy statement, which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in NABI's Proxy Statement which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in NABI's Proxy Statement which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in NABI's Proxy Statement which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1995 and such information is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

     The following consolidated financial statements of NABI and its subsidiaries are included pursuant to Item 8 hereof.


                                                                                 PAGE #
     Report of Independent Certified Public Accountants........................   46

     Consolidated Balance Sheet at December 31, 1994 and 1995..................   47

     Consolidated Statement of Operations for the years ended December 31,
     1993, 1994 and 1995.......................................................   48

     Consolidated Statement of Changes in Stockholders' Equity for the years
     ended December 31, 1993, 1994 and 1995....................................   49

     Consolidated Statement of Cash Flows for the years ended December 31,
     1993, 1994 and 1995.......................................................   50

     Notes to Consolidated Financial Statements................................   51


     (a) (2) FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts and Reserves..............   67



     All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(A) (3)  EXHIBITS


 2     Agreement and Plan of Merger dated August 28, 1995 between NABI and
       Univax Biologics, Inc. (incorporated by reference to NABI's Registration Statement on Form S-4; Commission File No. 33-63497)..................................................

 3.1*  Restated Certificate of Incorporation of NABI...............................................

 3.2   By-Laws (incorporated by reference to NABI's Registration Statement on Form S-4;
       Commission File No. 33-63497)...............................................................

 4.1   Specimen Stock Certificate (incorporated by reference to NABI's Registration Statement on
       Form S-2; Commission File No. 33-83096).....................................................

 4.2*  Indenture between NABI and State Street Bank and Trust Company, dated as of
       February 1, 1996............................................................................

 4.3*  Registration Rights Agreement by and between NABI and Robertson, Stephens & Company
       LLC and Raymond James & Associates, Inc., dated as of February 1, 1996......................

10.1   Third Amended and Restated Revolving Credit and Term Loan Agreement between
       NationsBank, National Association (South) (f/k/a NationsBank of Florida, National
       Association) ("NationsBank") and NABI dated December 1, 1994 (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1994)..................

10.2   Waiver and Amendment, dated December 30, 1994, of Section 8.09(e) of Third Amended and
       Restated Revolving Credit, Term Loan and Reimbursement Agreement between NationsBank and NABI dated as of December 1, 1994 (incorporated by reference to NABI's Registration
       Statement on Form S-4; Commission File No. 33-63497)........................................

10.3   Amendment No. 1 to Third Amended and Restated Revolving Credit Term Loan and
       Reimbursement Agreement between NationsBank and NABI dated March 31, 1995
       (incorporated by reference to NABI's Registration Statement on Form S-4; Commission
       File No. 33-63497)..........................................................................

10.4*  Amendment Nos. 3 and 4 to Third Amended and Restated Revolving Credit Term Loan and
       Reimbursement Agreement between NABI and NationsBank dated as of November 29, 1995 and December 20, 1995, respectively.........................................................

10.5   Shareholder Agreement effective as of September 30, 1992 between NABI and Abbott
       Laboratories (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1992)...............................................................

10.6   Shareholder Agreement between CGW Southeast Partners I, L.P. and NABI dated January 25,
       1994 (incorporated by reference to NABI's Registration Statement on Form S-2; Commission
       File No. 33-83096)..........................................................................

10.7   Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare Corporation and NABI (confidential treatment) (incorporated by reference to NABI's Registration
       Statement on Form S-2; Commission File No. 33-83096)........................................


10.8   Plasma Supply Agreement II dated January 1, 1994 between Baxter Healthcare Corporation,
       Hyland Division, and NABI (confidential treatment) (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096)...........................

10.9   Agreement effective January 1, 1994 between NABI and Immuno Trading AG (confidential treatment) (incorporated by reference to NABI's Registration Statement on Form S-2;
       Commission File No. 33-83096)...............................................................

10.10   Plasma Supply Agreement dated September 8, 1992 and letter dated November 1, 1993 from
        Behringwerke AG to NABI (confidential treatment) (incorporated by reference to NABI's
        Registration Statement on Form S-2; Commission File No. 33-83096)..........................

10.11   Supply Agreement dated May 1, 1993 between NABI and Intergen Company L.P. (confidential treatment) (incorporated by reference to NABI's Registration Statement on Form S-2;
        Commission File No. 33-83096)..............................................................

10.12   Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between NABI and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue,
        Miami, Florida (incorporated by reference to NABI's Registration Statement on Form S-2;
        Commission File No. 33-83096)..............................................................

10.13   Lease Agreement dated March 31, 1994 between NABI and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to NABI's Registration Statement on Form S-2; Commission
        File No. 33-83096).........................................................................

10.14   Employment Agreement dated January 1, 1993 between NABI and David J. Gury (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended
        December 31, 1992).........................................................................

10.15   Employment Agreement dated January 27, 1994 between John C. Carlisle and NABI
        (incorporated by reference to NABI's Registration Statement on Form S-2; Commission File
        No. 33-83096)..............................................................................

10.16   Employment Agreement effective August 1, 1995 between NABI and Alfred J. Fernandez
        (incorporated by reference to NABI's Registration Statement on Form S-4; Commission File
        No. 33-63497)..............................................................................

10.17   Employment Agreement effective August 1, 1995 between NABI and Stephen W. Weston
        (incorporated by reference to NABI's Registration Statement on Form S-4; Commission File
        No. 33-63497)..............................................................................

10.18*  Employment Agreement effective December 1, 1995 between NABI and Robert B. Naso............

10.19*  Employment Agreement effective December 1, 1995 between NABI and
        Thomas P. Stagnaro.........................................................................

10.20*  Separation Agreement effective January 5, 1996 between NABI and Raj Kumar..................

10.21   1990 Equity Incentive Plan (incorporated by reference to NABI's Registration Statement on
        Form S-4; Commission File No. 33-63497)....................................................

10.22   Amended and Restated Incentive Stock Option Plan adopted in 1993 (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1992).................


10.23   Stock Plan for Non-Employee Directors (incorporated by reference to NABI's Proxy
        Statement dated April 26, 1995)............................................................

21*     Subsidiaries of the Registrant.............................................................

23*     Consent of Independent Certified Public Accountants........................................

27*     Financial Data Schedule (for SEC use only).................................................

- -----------
* Filed herewith


     NABI's management contracts and compensatory plans are listed above as Exhibits 10.14 - 10.23.


(B) REPORTS ON FORM 8-K

     On December 14, 1995 NABI filed a current report on Form 8-K, reporting under Item 2 and 7 thereof, the consummation of the Merger between NABI and Univax and presenting proforma financial information.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 1996.

                                   NABI

                                   By:          /s/ David J. Gury
                                        ------------------------------------
                                                    David J. Gury
                                        Chairman of the Board, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

SIGNATURES                   TITLE                               DATE
- ----------                   -----                               ----

/s/  David J. Gury           Chairman of the Board,              March 27, 1996
- ---------------------------  President, Chief Executive Officer
David J. Gury

/s/  Alfred J. Fernandez     Senior Vice President,              March 27, 1996
- ---------------------------  Chief Financial Officer
Alfred J. Fernandez

/s/  Lorraine M. Breece      Chief Accounting Officer            March 27, 1996
- ---------------------------
Lorraine M. Breece

/s/  John C. Carlisle        Senior Executive Vice President     March 27, 1996
- ---------------------------  Director
John C. Carlisle

/s/  Thomas P. Stagnaro      Senior Executive Vice President     March 27, 1996
- ---------------------------  Director
Thomas P. Stagnaro

/s/  Joseph C. Cook, Jr.     Director                            March 27, 1996
- ---------------------------
Joseph C. Cook, Jr.

/s/  Richard A. Harvey, Jr.  Director                            March 27, 1996
- ---------------------------
Richard A. Harvey, Jr.

                             Director                            March 27, 1996
- ---------------------------
David L. Castaldi

                             Director                            March 27, 1996
- ---------------------------
David A. Thompson

/s/  Paul Bogikes            Director                            March 27, 1996
- ---------------------------
Paul Bogikes

/s/  George W. Ebright       Director                            March 27, 1996
- ---------------------------
George W. Ebright

/s/ Brian H. Dovey           Director                            March 27, 1996
- ---------------------------
Brian H. Dovey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of
NABI


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of NABI and its subsidiaries (formerly North American Biologicals, Inc.) at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of NABI's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Miami, Florida
February 27, 1996

                                     NABI
                          CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   DECEMBER 31,
                                                                                            ---------------------------
                                                                                               1994              1995
                                                                                             ---------         --------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                                $ 12,132          $  3,991
    Short-term investments                                                                     18,698               ---
    Trade accounts receivable, net                                                             23,383            28,213
    Inventories, net                                                                           20,713            22,646
    Prepaid expenses and other assets                                                           2,983             2,380
                                                                                             --------          --------
               TOTAL CURRENT ASSETS                                                            77,909            57,230

PROPERTY AND EQUIPMENT, NET                                                                    21,929            42,697

OTHER ASSETS
   Excess of acquisition cost over net assets acquired, net                                    16,696            18,882
   Intangible assets, net                                                                      10,615            11,048
   Other, net                                                                                   4,940             8,118
                                                                                             --------          --------
TOTAL ASSETS                                                                                 $132,089          $137,975
                                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                                   $  7,722          $  9,379
    Accrued expenses                                                                           11,312            15,997
    Notes payable                                                                               6,667            17,164
                                                                                             --------          --------
               TOTAL CURRENT LIABILITIES                                                       25,701            42,540

NOTES PAYABLE                                                                                  20,890            25,730
OTHER                                                                                             179               263
                                                                                             --------          --------
TOTAL LIABILITIES                                                                              46,770            68,533
                                                                                             --------          --------

COMMITMENTS AND CONTINGENCIES                                                                     ---               ---

STOCKHOLDERS' EQUITY
    Convertible preferred stock, par value $.10 per share:
         5,000 shares authorized; no shares outstanding                                           ---               ---
    Common stock, par value $.10 per share:  75,000 shares
       authorized; 33,296 and 33,942 shares issued, respectively                                3,330             3,394
    Capital in excess of par value                                                            131,606           133,100
    Accumulated deficit                                                                       (49,491)          (67,052)
                                                                                             --------          --------
                                                                                               85,445            69,442
NOTE RECEIVABLE FROM STOCKHOLDER                                                                 (126)              ---
                                                                                             --------          --------
TOTAL STOCKHOLDERS' EQUITY                                                                     85,319            69,442
                                                                                             --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $132,089          $137,975
                                                                                             ========          ========

  The accompanying Notes are an integral part of these Financial Statements

                                    NABI
                    CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                        ------------------------------------------
                                                                                           1993            1994            1995
                                                                                        ----------       ---------      ----------
SALES:
 Customers                                                                                $ 98,319        $161,106        $197,390
 Related parties                                                                             4,436           6,103           4,574
                                                                                          --------        --------        --------
                                                                                           102,755         167,209         201,964
COSTS AND EXPENSES:
 Costs of products sold                                                                     81,607         131,192         152,148
 Research and development expense                                                           18,270          20,382          26,168
 Selling, general and administrative expense                                                12,284          16,467          26,816
 Royalty expense                                                                             1,545           1,426           3,490
 Other operating expense, principally amortization and freight                               1,842           2,234           3,015
                                                                                          --------        --------        --------

OPERATING LOSS                                                                             (12,793)         (4,492)         (9,673)

 Investment income                                                                           1,187             354           1,064
 Interest expense                                                                           (3,282)         (3,254)         (1,931)
 Other, net                                                                                    (24)            (28)           (334)
                                                                                          --------        --------        --------

LOSS BEFORE PROVISION FOR INCOME TAXES, CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES                                           (14,912)         (7,420)        (10,874)
 AND EXTRAORDINARY CHARGE

PROVISION FOR INCOME TAXES                                                                  (1,988)         (5,774)         (6,687)
                                                                                          --------        --------        --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 FOR INCOME TAXES AND EXTRAORDINARY CHARGE                                                 (16,900)        (13,194)        (17,561)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES                                     100             ---             ---

EXTRAORDINARY CHARGE                                                                           ---            (717)            ---
                                                                                          --------        --------        --------
NET LOSS                                                                                  ($16,800)       ($13,911)       ($17,561)
                                                                                          ========        ========        ========
LOSS PER SHARE:
 Loss before cumulative effect of change in accounting for
      income taxes and extraordinary charge                                                 ($0.76)         ($0.47)         ($0.52)
 Cumulative effect of change in accounting for income taxes
      and extraordinary charge                                                                0.01           (0.03)            ---
                                                                                          --------        --------        --------
 Net loss                                                                                   ($0.75)         ($0.50)         ($0.52)
                                                                                          ========        ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES                                                           22,328          28,042          33,574
                                                                                          ========        ========        ========


 The accompanying Notes are an integral part of these Financial Statements.

                                     NABI
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                 (THOUSANDS)

                                                                      PREFERRED                                 COMMON STOCK
                                                                        STOCK            COMMON STOCK             WARRANTS
                                                                   ---------------     ------------------     -----------------
                                                                   SHARES   AMOUNT     SHARES      AMOUNT     SHARES     AMOUNT
                                                                   ------   ------     ------      ------     ------     ------
BALANCE AT DECEMBER 1992, AS PREVIOUSLY REPORTED                    ---       ---      12,858       $1,286     1,561     $2,314
Adjustments for business combination accounted
    for as pooling of interests                                     ---       ---       8,984          898         9        ---
                                                                  -----     -----      ------       ------     ------    ------
BALANCE AT DECEMBER 31, 1992, AS RESTATED                           ---       ---      21,842        2,184     1,570      2,314

Warrants exercised                                                  ---       ---          73            7       (10)       ---
Issuance of restricted stock under employee stock plan              ---       ---          12            1       ---        ---
Warrants expired                                                    ---       ---         ---          ---       (35)       ---
Stock options exercised                                             ---       ---         243           25       ---        ---
Tax benefit from warrants and stock options exercised               ---       ---         ---          ---       ---        ---
Issuance of common stock pursuant to employee stock plan            ---       ---           7            1       ---        ---
Issuance of 503 shares Series E Preferred
   stock converted to 526 shares of common stock                    ---       ---         526           53       ---        ---
Issuance of common stock                                            ---       ---       1,031          103       ---        ---
Net loss for the year                                               ---       ---         ---          ---       ---        ---
                                                                  -----     -----      ------       ------     -----     ------
BALANCE AT DECEMBER 31, 1993                                        ---       ---      23,734        2,374     1,525      2,314

Issuance of common stock                                            ---       ---       8,406          840       ---        ---
Compensation related to restricted stock issued
  under employee stock plan                                         ---       ---         ---          ---       ---        ---
Issuance of common stock pursuant to employee stock plan            ---       ---          12            1       ---        ---
Acquisition and retirement of treasury stock                        ---       ---         (35)          (3)      ---        ---
Stock options exercised                                             ---       ---         429           43       ---        ---
Warrants exercised                                                  ---       ---         750           75      (750)      (908)
Tax benefit from stock options exercised                            ---       ---         ---          ---       ---        ---
Repurchase of warrants                                              ---       ---         ---          ---      (766)    (1,406)
Collection of note receivable                                       ---       ---         ---          ---       ---        ---
Issuance of note receivable                                         ---       ---         ---          ---       ---        ---
Net loss for the year                                               ---       ---         ---          ---       ---        ---
Other                                                               ---       ---         ---          ---       ---        ---
                                                                  -----     -----      ------       ------     -----     ------
BALANCE AT DECEMBER 31, 1994                                        ---       ---      33,296        3,330         9        ---

Compensation related to restricted
  stock issued under employee stock plan                            ---       ---         ---          ---       ---        ---
Stock options exercised                                             ---       ---         700           70       ---        ---
Issuance of common stock pursuant to employee stock plan            ---       ---          22            2       ---        ---
Tax benefit from stock options exercised                            ---       ---         ---          ---       ---        ---
Acquisition and retirement of treasury stock                        ---       ---         (76)          (8)      ---        ---
Issuance of warrants                                                ---       ---         ---          ---       100        ---
Collection of note receivable                                       ---       ---         ---          ---       ---        ---
Net loss for the year                                               ---       ---         ---          ---       ---        ---
Other                                                               ---       ---         ---          ---       ---        ---
                                                                  -----     -----      ------       ------     -----     ------
BALANCE AT DECEMBER 31, 1995                                        ---       ---      33,942       $3,394       109        ---
                                                                  =====     =====      ======       ======     =====     ======
                                                                                RETAINED
                                                                  CAPITAL IN    EARNINGS/    RECEIVABLE
                                                                  EXCESS OF    (ACCUMULATED     FROM       STOCKHOLDERS'
                                                                  PAR VALUE      DEFICIT)    STOCKHOLDER      EQUITY
                                                                  ---------    ------------  -----------   ------------
BALANCE AT DECEMBER 1992, AS PREVIOUSLY REPORTED                  $  8,638      $  1,845        ($166)       $ 13,917
Adjustments for business combination accounted
    for as pooling of interests                                     57,406       (19,544)         ---          38,760
                                                                  --------      --------       ------        --------
BALANCE AT DECEMBER 31, 1992, AS RESTATED                           66,044       (17,699)        (166)         52,677
Warrants exercised                                                       4           ---          ---              11
Issuance of restricted stock under employee stock plan                  50           ---          ---              51
Warrants expired                                                       ---           ---          ---             ---
Stock options exercised                                                250           ---          ---             275
Tax benefit from warrants and stock options exercised                  394           ---          ---             394
Issuance of common stock pursuant to employee stock plan                54           ---          ---              55
Issuance of 503 shares Series E Preferred
   stock converted to 526 shares of common stock                     4,947           ---          ---           5,000
Issuance of common stock                                             9,869           ---          ---           9,972
Net loss for the year                                                  ---       (16,800)         ---         (16,800)
                                                                  --------      --------       ------        --------
BALANCE AT DECEMBER 31, 1993                                        81,612       (34,499)        (166)         51,635

Issuance of common stock                                            45,985           ---          ---          46,825
Compensation related to restricted stock issued
  under employee stock plan                                             51           ---          ---              51
Issuance of common stock pursuant to employee stock plan                89           ---          ---              90
Acquisition and retirement of treasury stock                          (215)          ---          ---            (218)
Stock options exercised                                                428           ---          ---             471
Warrants exercised                                                   3,270           ---          ---           2,437
Tax benefit from stock options exercised                               368           ---          ---             368
Repurchase of warrants                                                 ---        (1,081)         ---          (2,487)
Collection of note receivable                                          ---           ---          166             166
Issuance of note receivable                                            ---           ---         (126)           (126)
Net loss for the year                                                  ---       (13,911)         ---         (13,911)
Other                                                                   18           ---          ---              18
                                                                  --------      --------       ------        --------
BALANCE AT DECEMBER 31, 1994                                       131,606       (49,491)        (126)         85,319

Compensation related to restricted
  stock issued under employee stock plan                                 5           ---          ---               5
Stock options exercised                                              1,127           ---          ---           1,197
Issuance of common stock pursuant to employee stock plan               102           ---          ---             104
Tax benefit from stock options exercised                               819           ---          ---             819
Acquisition and retirement of treasury stock                          (555)          ---          ---            (563)
Issuance of warrants                                                   ---           ---          ---             ---
Collection of note receivable                                          ---           ---          126             126
Net loss for the year                                                  ---       (17,561)         ---         (17,561)
Other                                                                   (4)          ---          ---              (4)
                                                                  --------      --------       ------        --------
BALANCE AT DECEMBER 31, 1995                                      $133,100      ($67,052)         ---        $ 69,442
                                                                  ========      ========       ======        ========

  The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (THOUSANDS)

<Caption
                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                   1993             1994             1995
                                                                                ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        ($16,800)        ($13,911)        ($17,561)
 Adjustments to reconcile net loss to net cash (used)
  provided by operating activities:
   Depreciation and amortization                                                    4,623            6,319            6,959
   Imputed interest and amortization of debt discount and premiums                  1,218              928               14
   Compensation under employee stock plan                                             116              105              657
   Deferred income taxes                                                              135             (197)            (806)
   Purchase of trading securities                                                     ---          (27,926)          (4,036)
   Sales and redemptions of trading securities                                        ---           25,175           22,885
   Extraordinary charge                                                               ---              717              ---
   Other                                                                             (242)           1,372              105
 Change in assets and liabilities:
  Decrease (increase) in accounts receivable                                       (4,678)          (8,981)          (4,743)
  Decrease (increase) in inventories                                               (1,130)          (7,673)          (1,401)
  Decrease (increase) in prepaid expenses                                             (66)            (411)             369
  Decrease (increase) in other assets                                                (790)          (2,118)          (2,578)
  Increase (decrease) in accounts payable and accrued expenses                      1,372            4,250            6,314
                                                                                 --------         --------         --------
  Total adjustments                                                                   558           (8,440)          23,739
                                                                                 --------         --------         --------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                  (16,242)         (22,351)           6,178
                                                                                 --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash of businesses acquired, net of transaction costs                               ---              614              ---
  Cash consideration for business acquisitions                                        ---              ---           (6,425)
  Capital expenditures                                                             (4,031)          (8,330)         (24,387)
  Collections on note receivable from stockholder                                     ---              166              126
  Purchases of investments                                                        (22,042)             ---              ---
  Sales and redemptions of investments                                             33,411              ---              ---
                                                                                 --------         --------         --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    7,338           (7,550)         (30,686)
                                                                                 --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale and issuance of common stock                              10,197           38,618              612
  Proceeds from issuance of preferred stock                                         5,000              ---              ---
  Decrease in deferred offering expenses                                              252              ---              ---
  Proceeds from exercise of options and warrants                                      175            2,610              419
  Repurchase of warrants                                                              ---           (2,487)             ---
  Borrowings (repayments) under line of credit, net                                   315             (488)            (626)
  Borrowings of term debt                                                           2,597            8,781            2,683
  Repayments of term debt                                                          (2,057)          (9,245)          (3,071)
  Repayment of subordinated debt                                                      ---           (7,000)             ---
  Borrowings of flexible term notes                                                   ---            5,063           12,936
  Contingent purchase price obligation payments                                      (817)          (8,213)             ---
  Other debt                                                                          145            1,147            3,414
                                                                                 --------         --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          15,807           28,786           16,367
                                                                                 --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,903           (1,115)          (8,141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,344           13,247           12,132
                                                                                 --------         --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 13,247         $ 12,132         $  3,991
                                                                                 ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                 $  1,856         $  2,436         $  2,190
                                                                                 ========         ========         ========
   Income taxes paid                                                             $    945         $  4,247         $  7,190
                                                                                 ========         ========         ========

  The accompanying Notes are an integral part of these Financial Statements.

                                    NABI

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BUSINESS AND ORGANIZATION

     NABI (formerly North American Biologicals, Inc.) is a vertically integrated biopharmaceutical company that supplies human blood plasma and develops and commercializes therapeutic products for the prevention and treatment of infectious diseases and immunological disorders.

     On November 29, 1995, Univax Biologics, Inc. ("Univax"), a publicly traded biopharmaceutical company, was merged with and into NABI. Under the terms of the agreement and plan of merger, Univax's common stockholders received
 .79 of a share of NABI's common stock for each Univax share. Additionally, Univax's preferred stockholder received 1.047 shares of NABI's common stock for each preferred share. NABI issued an aggregate of 14,173,508 shares of its common stock for the outstanding shares of Univax common and preferred stock. The merger was accounted for as a pooling of interests and qualifies as a tax free reorganization under Internal Revenue Service regulations.

     On January 27, 1994, NABI acquired Premier BioResources, Inc. ("PBI"). PBI's principal business activities have been the collection and sale of human plasma. The acquisition was accounted for by the purchase method and accordingly, the results of operations of PBI are included with those of NABI for periods subsequent to the date of acquisition. The acquisition cost of PBI aggregated approximately $21 million and was funded through the issuance of approximately 2.3 million shares of NABI common stock, the assumption of various PBI liabilities and an additional contingent purchase price obligation.


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation: The consolidated financial statements include the assets of NABI and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Basis of presentation:  Certain items in the 1993 and 1994 consolidated
financial statements have been reclassified for comparative purposes.   All
dollar amounts, except amounts related to per share data, are expressed in thousands of dollars. The consolidated financial statements give effect to the merger with Univax which was accounted for as a pooling of interests. Accordingly, all prior period financial statements have been combined.

     Cash and cash equivalents and investments: Cash equivalents and investments consist of money market funds invested in securities issued or guaranteed by the U.S. Treasury and debt instruments including U.S. Treasury Securities, U.S. Government Agency Securities, high quality commercial paper and corporate debt. NABI considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Investments are stated at market and unrealized holding gains or losses are included in the results of operations.

     Effective December 31, 1993, NABI adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and changed its method of accounting and reporting for investments in debt securities. All investments at adoption were classified as trading securities based upon the active and frequent buying and selling of these securities and were classified as short-term investments.

     Inventories: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method for substantially all inventories.

                                      NABI

     Property and equipment: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

                ASSET                         LIFE
                -----                         ----
                Buildings                     35-39 years
                Furniture and fixtures        5-8 years
                Machinery and equipment       5-10 years
                Leasehold improvements        Lesser of lease term or economic life

     Maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized as additions to property and equipment. Gain or loss upon the retirement or sale of property and equipment is reflected currently in the results of operations.

     Excess of acquisition cost over net assets acquired: Excess of acquisition cost over net assets acquired (goodwill) represents the excess of cost over the fair value of identifiable assets acquired in business acquisitions. Goodwill is amortized ratably from the date of acquisition over periods ranging from ten to 25 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets.

     Intangible assets: Intangible assets represent the fair value of assets acquired in business, product and plasma center acquisitions including customer lists, donor lists, trademarks and trademark registrations, and non-competition agreements. These costs are amortized ratably from the date of acquisition over periods ranging from three to 25 years.

     Revenue recognition: Revenue is recognized when title and risk of loss is transferred to the customer, generally as products are shipped. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as services are rendered or products are shipped. Revenue from research support payments are recognized as the related expenses are incurred. Milestone payments are recognized as the applicable milestone is achieved.

     Research and development expense: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due.

     Income taxes:   Effective January 1, 1993, NABI adopted Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires a change in the method of accounting for income taxes from the deferred method to an asset and liability approach. NABI recognized the cumulative effect of the accounting change as of January 1, 1993. The provision for income taxes includes federal and state income taxes currently payable and the change in amounts deferred because of temporary differences between financial statement and tax bases of assets and liabilities.

     Loss per share:   Loss per share is determined based on the weighted
average number of shares outstanding during the year. Anti-dilutive common share equivalents are excluded from the calculation.

                                      NABI

     Accounting estimates:   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock based compensation: In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock Based Compensation". SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. NABI intends to adopt the provisions of SFAS 123 in 1996 and upon adoption, retain the intrinsic value method of accounting for stock based compensation.

     Financial instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1994 and 1995, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1994 and 1995, based upon quoted market prices for the same or similar debt issues.

NOTE 3   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:


                                           DECEMBER 31,
                                        ------------------
                                          1994      1995
                                        --------  --------
Trade accounts receivable                $23,930   $28,458
Allowance for doubtful accounts             (547)     (245)
                                         -------   -------
                                         $23,383   $28,213
                                         =======   =======

NOTE 4   INVENTORIES

The components of inventories are as follows:

                                           DECEMBER 31,
                                        ------------------
                                          1994      1995
                                        --------  --------
       Finished goods                    $16,146   $19,054
       Work in process                     1,343     1,255
       Raw materials                       4,120     6,405
                                         -------   -------
                                          21,609    26,714
       Less: valuation allowance            (896)   (4,068)
                                         -------   -------
                                         $20,713   $22,646
                                         =======   =======

                                      NABI

NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:


                                                         DECEMBER 31,
                                                      ------------------
                                                        1994      1995
                                                      --------  --------
Land and buildings                                     $ 2,998   $ 5,551
Furniture and fixtures                                   2,779     3,691
Machinery and equipment                                 17,152    19,443
Leasehold improvements                                   9,754    12,055
Construction in progress                                 3,133    18,311
                                                       -------   -------
       Total property and equipment                     35,816    59,051
Less accumulated depreciation and amortization         (13,887)  (16,354)
                                                       -------   -------
                                                       $21,929   $42,697
                                                       =======   =======

     Machinery and equipment includes certain assets which have been accounted for as capital leases aggregating $1,400 and $232 at December 31, 1994 and 1995, respectively.

     Depreciation and amortization expense during 1993, 1994 and 1995 includes amortization of assets under capital leases of approximately $309, $308 and $176, respectively.

     Interest capitalized in connection with construction of NABI's biopharmaceutical facility was $45 and $932 at December 31, 1994 and 1995, respectively.



NOTE 6  OTHER ASSETS

Other assets consist of the following:


                                                                 DECEMBER 31,
                                                              ------------------
                                                                1994      1995
                                                              --------  --------
Excess of acquisition cost over net assets acquired            $19,155   $22,156
Less accumulated amortization                                   (2,459)   (3,274)
                                                               -------   -------
                                                               $16,696   $18,882
                                                               =======   =======

Intangible assets                                              $13,371   $15,372
Less accumulated amortization                                   (2,756)   (4,324)
                                                               -------   -------
                                                               $10,615   $11,048
                                                               =======   =======

Other                                                          $ 6,609   $10,409
Less accumulated amortization                                   (1,669)   (2,291)
                                                               -------   -------
                                                               $ 4,940   $ 8,118
                                                               =======   =======

                                      NABI

NOTE 7  ACCRUED EXPENSES

Accrued expenses consist of the following:


                                               DECEMBER 31,
                                            ------------------
                                              1994      1995
                                            --------  --------
        Employee compensation and benefits   $ 4,323   $ 4,437
        Deferred revenue                       1,857     1,866
        Other                                  5,132     9,694
                                             -------   -------
                                             $11,312   $15,997
                                             =======   =======

NOTE 8  NOTES PAYABLE

Notes payable consists of the following:


                                           DECEMBER 31,
                                        ------------------
                                          1994      1995
                                        --------  --------
          Bank indebtedness:
            Term loan                    $ 9,875   $10,000
            Revolving credit facility      7,386     6,760
            Flexible term notes            5,063    18,000
            Other                          2,354     5,469
                                         -------   -------
                                          24,678    40,229
          Equipment term notes             2,212     1,877
          Other                              667       788
                                         -------   -------

          Total notes payable             27,557    42,894
          Current maturities              (6,667)  (17,164)
                                         -------   -------
          Notes payable, long-term       $20,890   $25,730
                                         =======   =======

     At December 31, 1995, the annual aggregate maturities of debt through the year 2000 and thereafter were $17,164; $652; $7,009; $2,469; $2,400; and
$13,200, respectively.

     NABI's average short-term bank indebtedness was $2,000 and $4,450 for the years ended December 31, 1994 and 1995, respectively, with weighted average interest rates of 7.84% and 8.25% for the respective periods.

     At December 31, 1995, NABI's bank loan agreement, as amended through December 20, 1995 provided for a $10,000 term loan, a $27,000 revolving credit facility under which NABI may borrow to satisfy its working capital requirements, and an irrevocable letter of credit ("LOC") in the amount of $18,175 as more fully discussed below. The term loan has a scheduled maturity of February 15, 1996 and bears interest at prime plus 1.5% or LIBOR plus 2.75%. The revolving credit facility bears interest on outstanding balances at prime plus 1.5% or LIBOR plus 2.75% and has a due date of December 31, 1998.

     At December 31, 1995, NABI had $18,000 outstanding in flexible term notes ("Flex Notes") under an agreement entered into on December 1, 1994 with a Trustee to issue the Flex Notes up to a maximum aggregate principal amount of $18,000. The proceeds were used to finance the construction of a new biopharmaceutical

                                      NABI
manufacturing facility which also includes NABI's executive offices. The Flex Notes may have varying interest rates, not to exceed 125% of the 30 day prime commercial rate, are redeemable by the borrower with the lender's prior consent and are subject to mandatory sinking fund redemptions of $2,400 annually beginning January 1, 1999 through 2003 and $1,200 annually thereafter. Repayment of the principal and interest on the Flex Notes is secured by an irrevocable LOC issued by NABI's principal lender in the amount of $18,175 under NABI's existing bank loan agreement, as amended. The LOC expires on the due date of the revolving credit facility and provides for a fee of 2.75% per annum of the outstanding balances and an unused commitment fee of .5% per annum.

     On November 29, 1995, in connection with the Univax merger (Note 14), NABI entered into an agreement with an affiliate of its principal bank lender under which NABI had the right to issue up to $20,000 of subordinated notes accompanied by detachable warrants until December 31, 1996. Subsequent to year end, the agreement was terminated without issuance of the subordinated notes.

     At December 31, 1995, the existing credit agreement was secured by substantially all assets and contains covenants prohibiting dividend payments and requiring the maintenance of various financial ratios. Other bank indebtedness includes amounts due for transactional float under the revolving credit facility.

     Equipment term notes outstanding at December 31,1995 bear interest at rates ranging from 12.2% to 13.1%, are payable in installments through 1999 and are secured by equipment having a net book value of $1,900 at December 31, 1995.

     As more fully discussed in Note 18, subsequent to year end, NABI issued $80,500 of 6.5% convertible subordinated notes in a private placement. NABI used a portion of the net proceeds of the notes to pay outstanding bank indebtedness, including the repayment of all outstanding amounts under its revolving credit facility and the repayment and cancellation of the $10,000 term loan. NABI will use a portion of the net proceeds for the repayment and cancellation of the Flex Notes as they mature at varying dates through May 15, 1996. In addition, NABI is currently negotiating an amendment to its existing revolving credit facility for minimum availability of $20,000 and expects to reduce its borrowing costs and eliminate or relax certain restrictive financial covenants under the renegotiated credit agreement. The aggregate annual maturities of debt from 1997 through the year 2000 and thereafter after giving effect to this refinancing are $652; $249; $69; $0 and $80,500.


NOTE 9  STOCKHOLDERS' EQUITY

Common Stock

     As more fully discussed in Note 14, effective November 29, 1995, NABI issued approximately 14,173,508 shares of its common stock in exchange for all of the outstanding common and preferred stock of Univax. The exchange ratio was
 .79 to 1 for the common shares and 1.047 to 1 for the preferred shares.

     In August 1993, NABI issued 502,512 shares of preferred stock (Univax Series E Preferred Stock) to a single shareholder for $5,000. These shares which were entitled to participate ratably in any dividends declared and paid on common stock, carried a liquidation preference and had a conversion price of $9.95 per share, were converted into 526,130 million shares of NABI common stock pursuant to the merger.

                                      NABI

     In December 1993, NABI sold approximately 1 million shares of its common stock in private placement transactions yielding net proceeds of $9,972. On January 27, 1994, NABI issued approximately 2.3 million shares of common stock in connection with an acquisition discussed in Note 14. In September 1994, NABI sold approximately 3.1 million shares of common stock in a public offering to institutional investors yielding net proceeds of $21,534. In October 1994, NABI completed an underwritten public offering of its common stock in which approximately 2.9 million shares were sold by NABI and 1.9 million shares were sold by two selling stockholders. Net proceeds from the offering were approximately $19,300 and were used to satisfy various debt obligations.

     In connection with the early retirement of debt in October 1994, NABI incurred an extraordinary charge of $717 or $.03 per share resulting from the immediate recognition and expense of the debt discount and deferred debt issue costs associated with the obligation.

     The note receivable from stockholder in the amount of $126 at December 31, 1994, bore interest at prime and was secured by a pledge of 36,783 shares of NABI common stock.

     Effective January 1995, NABI increased its authorized common stock from 20 million to 50 million and in November 1995 to 75 million shares.

Warrants

     At December 31, 1993, NABI had warrants outstanding for the purchase of approximately 1.5 million shares of its common stock with exercise prices of $3.25 per share, subject to antidilution adjustments. In connection with the October 1994 public offering discussed above, warrants to purchase 750,000 shares were exercised and warrants to purchase 766,000 shares were repurchased by NABI.

     In November 1995, NABI issued a warrant to purchase 100,000 shares of its common stock to an affiliate of its principal bank lender in connection with an agreement whereby NABI had the right to issue up to $20 million in subordinated notes (Note 8). The warrants are exercisable at $9.82 per share and expire on December 31, 2000.

Stock Purchase Plan

     During 1991, NABI adopted an employee stock purchase plan which was terminated effective November 29, 1995 in connection with the Univax merger (Note 14). The plan provided for the purchase of common stock by employees at a price equal to 85% of the fair market value of such stock. As of November 29, 1995, 41,830 common shares were issued to employees under this plan.

Stock Options

     NABI maintains three stock option plans for its employees. Under these plans, NABI has granted options to certain employees entitling them to purchase shares of common stock within ten years. The options vest over periods ranging from six months to five years from the date of grant and are granted with exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant.

                                      NABI

     NABI has granted 300,200 non-qualified options to its consultants and directors under terms and conditions similar to the employee stock option plans.

     During May 1995, the stockholders of NABI adopted the Stock Plan for Non-Employee Directors (the "Directors Plan"). NABI granted options under the Director's Plan to certain directors entitling them to purchase shares of NABI common stock within five years, vesting at six months after the date of grant and at an option price equal to the fair market value of the underlying common stock at the date of grant. Also, during May 1995, the stockholders of Univax approved the 1995 Director's Stock Option Plan (the "Univax Director's Plan") for the former directors of Univax. Under the Univax Director's Plan, options to purchase 27,650 shares of common stock were granted, all of which were exercised prior to the effective date of the Univax merger upon which date the plan was terminated.

     At December 31, 1995, there were options outstanding under all NABI's stock plans to acquire 3.1 million shares of its common stock of which 1.4 million were then exercisable. At December 31, 1995, under the plans, 2.2 million shares of common stock are reserved for future issuance. Information with respect to stock options granted to purchase common stock (thousands) under these plans as of December 31, 1995 is presented below:


                                             OPTIONS        EXERCISE PRICE
                                             -------        --------------
        BALANCE AT DECEMBER 31, 1992          2,525         $ .63-$10.13
          Granted                               588         $2.31-$12.97
          Exercised or canceled                (326)        $ .19-$12.97
                                             -------        ------------

        BALANCE AT DECEMBER 31, 1993          2,787         $ .19-$12.97
          Granted                               991         $2.64-$10.76
          Exercised or canceled                (724)        $ .19-$12.97
                                             -------        ------------

        BALANCE AT DECEMBER 31, 1994          3,054         $ .19-$12.97
          Granted                             1,029         $5.38-$11.00
          Exercised or canceled              (1,029)        $ .19-$12.97
                                             -------        ------------

        BALANCE AT DECEMBER 31, 1995          3,054         $ .19-$12.97
                                             =======        ============

     In connection with the merger of Univax into NABI, certain employees' stock options were vested in connection with the termination of their employment.

     The Company has recorded compensation in connection with these plans of $116, $105 and $657 in 1993, 1994 and 1995, respectively.

                                   NABI

NOTE 10   INCOME TAXES

     Effective January 1, 1993, NABI changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Loss before provision for income taxes, cumulative effect of change in accounting for income taxes and extraordinary charge was taxed under the following jurisdictions:


                                  FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------
                                    1993         1994         1995
                                    ----         ----         ----
               Domestic           ($14,912)     ($6,612)     ($9,148)
               Foreign                 ---         (808)      (1,726)
                                  --------      -------     --------
               Total              ($14,912)     ($7,420)    ($10,874)
                                  ========      =======     ========

The provision for income taxes consists of the following:


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                          1993         1994         1995
                                                                          ----         ----         ----
             Current
               Federal                                                   $1,506       $4,928       $5,926
               State                                                        266          657          730
                                                                         ------       ------       ------
                                                                          1,772        5,585        6,656
                                                                         ------       ------       ------
             Deferred
               Federal                                                     (385)        (180)        (771)
               State                                                         (6)         (17)         (35)
                                                                         ------       ------       ------
                                                                           (391)        (197)        (806)
                                                                         ------       ------       ------
             Benefit from utilization of net operating loss
               carryforward                                                 526         ---           ---

             Benefit charged directly to equity from exercise
               of stock options and warrants                                 59          368          819

             Acquired tax benefit used to reduce intangible assets           22           18           18
                                                                         ------       ------       ------
                                                                         $1,988       $5,774       $6,687
                                                                         ======       ======       ======

                                      NABI

     Deferred tax assets (liabilities) are comprised of the following:

                                                          DECEMBER 31,
                                           --------------------------------------------
                                             1993             1994              1995
                                           --------         ---------         ---------
DEFERRED TAX ASSETS:
        NOL carryforward                   $15,200           $17,528           $18,338
        Capitalized research and
        development                            ---             6,162            12,712
        Research tax credit                  1,200             2,190             2,801
        Inventory reserve and
        capitalization                         278               452             1,518
        Amortization                           409               911             1,090
        Bad debt reserve                       ---               197               126
        Depreciation                           ---               142               523
        Accrued vacation                       207               151               259
        Foreign tax credits                    111               111               111
        Other                                  362               674               223
                                           -------           -------           -------
                                            17,767            28,518            37,701
Valuation allowance                        (16,855)          (26,676)          (34,635)
                                           -------           -------           -------
Deferred tax assets                            912             1,842             3,066

DEFERRED TAX LIABILITIES:
        Amortization                          (145)             (533)             (937)
        Depreciation                           (87)              ---               ---
        Other                                  ---               (27)              (72)
                                           -------           -------           -------
Deferred tax liabilities                      (232)             (560)           (1,009)
                                           -------           -------           -------
Net deferred tax assets                    $   680           $ 1,282           $ 2,057
                                           =======           =======           =======

     As more fully discussed in Note 14, in November 1995, Univax was merged with and into NABI. The merger qualifies as a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's premerger deferred tax assets will be available to offset the future taxable income of NABI, subject to certain annual limitations. The Univax premerger deferred tax assets primarily include capitalized research and development expense, research tax credit carryforwards, and net operating loss carryforwards ("NOL").

     At December 31, 1995, the valuation allowance relates primarily to the NOLs and capitalized research and development expenditures. The NOLs and research tax credit carryforwards expire in varying amounts through the year 2010.

                                      NABI

     The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:


                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                 1993     1994     1995
                                                ------   ------   ------
Federal statutory rate                          (35.0)%  (35.0)%  (35.0)%
State income taxes, net of federal benefit        1.2      5.7      4.1
Goodwill and other amortization                   1.1      1.7      2.3
Foreign trade income                             (1.1)    (3.5)    (5.1)
Foreign loss                                      ---      3.9      5.7
Merger transaction cost                           ---      ---     19.0
Premerger losses                                 52.2     20.7     14.9
Capitalized research and development              ---     80.7     60.2
Other                                            (5.1)     3.6     (4.6)
                                                -----    -----    -----
                                                 13.3%    77.8%    61.5%
                                                =====    =====    =====


     The Internal Revenue Service completed its audit of NABI's 1990 income tax returns during 1993 without material change and is currently conducting an audit of NABI's 1992 tax return. The Company does not expect a material change as a result of the audit.


NOTE 11   LEASES

     NABI conducts a majority of its operations under operating lease agreements. Certain laboratory and office equipment leases are accounted for as capital leases. The majority of the related lease agreements contain renewal options which enable NABI to renew the leases for periods of two to five years at the then fair rental value at the end of the initial lease term. Management expects that the leases will be renewed or replaced in the normal course of business.

     Rent expense was approximately $2,251, $3,854 and $5,225 for the years ended December 31, 1993, 1994 and 1995, respectively.

     As of December 31, 1995, the aggregate future minimum lease payments under all noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:


          YEAR ENDING DECEMBER 31,
          ------------------------
          1996                                   $ 5,213
          1997                                     4,900
          1998                                     4,424
          1999                                     3,828
          2000                                     3,137
          Thereafter                               6,831
                                                 -------
          Total minimum lease commitments        $28,333
                                                 =======

                                      NABI

NOTE 12   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
          ACTIVITIES

     The acquisition of PBI described in Note 14 resulted in the following non-cash financing and investing activities:


                                                        1994
                                                       ------
                Contingent purchase price obligation   $1,164
                Issuance of NABI common stock           8,395
                Bank and other indebtedness assumed     6,920
                Liabilities assumed                     4,174


NOTE 13   RELATED PARTY TRANSACTIONS

     Effective September 30, 1992, NABI acquired H-BIG (Hepatitis B immune globulin) a proprietary plasma-based product from Abbott Laboratories ("Abbott"), in consideration of 2 million shares of NABI common stock valued at $3,854 and royalties based upon product sales. The shares of NABI common stock issued to Abbott were not registered under the federal securities laws and therefore were subject to restrictions on transfer. With respect to its investment in NABI, Abbott has agreed to various standstill measures, including agreements not to acquire additional shares without approval of NABI's Board of Directors and to vote its shares on most matters in the same proportion as other stockholders.

     In November 1992, Abbott transferred to NABI all of its rights to HIV-IG (HIV immune globulin), an experimental product, which may prevent the transmission of AIDS to unborn infants whose mothers are HIV-positive. Consideration for the product will be future royalties based upon commercial sales.

     Related party transactions with Abbott for the years ended December 31, 1993, 1994 and 1995 are summarized below:


                                                                    1993     1994     1995
                                                                   ------   ------   ------
       Sales of plasma-related products and testing services       $4,436   $6,103   $4,574
       Purchases of diagnostic, therapeutic and testing products    8,735   11,260    8,516
       Product royalty obligations                                  1,545    1,426    1,977
       Product distribution fees                                      136      120       52

     At December 31, 1994 and 1995, trade accounts receivable from Abbott totaled $1,465 and $845, respectively, and accounts payable to Abbott aggregated $625 and $650, respectively.


NOTE 14   MERGERS AND ACQUISITIONS

     On January 27, 1994, NABI acquired PBI. PBI's principal business activities have been the collection and sale of human plasma. The acquisition was accounted for by the purchase method and accordingly, the results of operations of PBI are included with those of NABI for periods subsequent to the date of acquisition. The acquisition cost of PBI aggregated approximately $21,000 and was funded through the issuance of approximately 2.3 million shares of NABI common stock valued at approximately $8,000, the assumption of various liabilities of PBI aggregating approximately $12,000 and an additional contingent purchase price obligation of approximately

                                      NABI

$1,000. In connection with the acquisition, NABI amended its bank credit agreement with its principal lender, the proceeds of which were used to repay PBI's existing bank indebtedness of approximately $6,500. Approximately $8,100 in acquisition cost over net assets acquired is being amortized ratably over 25 years. In connection with the acquisition, NABI entered into a five-year contract to supply a substantial portion of plasma produced by PBI to a single customer. This customer also entered into a three-year contract to purchase additional plasma from NABI.

     Effective November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into NABI. Under the terms of the agreement, Univax's common stockholders received .79 of a share of NABI's common stock for each Univax share. Accordingly, NABI issued 13,647,378 shares of common stock for the outstanding shares of Univax common stock. Additionally, Univax's preferred stockholder received 1.047 shares of NABI's common stock for each preferred share. Accordingly, NABI issued 526,130 shares of its common stock for the outstanding shares of Univax preferred stock. The merger was accounted for as a pooling of interests and qualifies as a tax free reorganization under the Internal Revenue Service regulations.

     Combined and separate results of NABI and Univax during the periods preceding the merger were as follows (in thousands):


                                                           NABI     UNIVAX      ADJ.     COMBINED
                                                         --------  --------  ----------  ---------
       FISCAL YEAR ENDED DECEMBER 31, 1993
       Revenues                                          $101,574    $1,181     $   ---   $102,755
       Net income (loss)                                    3,505   (20,305)        ---    (16,800)
       Other changes in stockholders' equity, net             560    15,198         ---     15,758

       FISCAL YEAR ENDED DECEMBER 31, 1994
       Revenues                                          $164,678    $2,783     $  (252)  $167,209
       Net income (loss)                                    7,910   (21,821)        ---    (13,911)
       Other changes in stockholders' equity, net          25,873    21,722         ---     47,595

       NINE MONTHS ENDED SEPTEMBER 30, 1995
       Revenues                                          $141,542    $6,768     $(1,576)  $146,734
       Net income (loss)                                    9,930   (16,998)        ---     (7,068)
       Other changes in stockholders' equity, net              41       354         ---        395

     The combined financial results presented above have been adjusted to eliminate intercompany sales.

     NABI recorded a charge of approximately $6,000 in the fourth quarter of 1995 related to the merger and accrued liabilities at December 31, 1995 include approximately $2,000 in merger related expenses.


NOTE 15 PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

     NABI has entered into product development and licensing agreements with certain collaborators. Under these agreements, NABI has made payments for contract initiation, milestone achievements, cost reimbursements and profit sharing and it is obligated to make future payments under these agreements if certain contractual conditions are achieved. In addition, NABI has received equity funding, milestone payments and development cost reimbursements under a certain collaborative agreement.

                                      NABI

     In connection with an exclusive licensing agreement to market and distribute WinRho SD in the U.S. through March 2005, NABI is obligated to expend a minimum of $3,000 for marketing and selling expenses in each of the years ending May 1996 and 1997. In addition, NABI has agreed to loan the manufacturer of WinRho SD fifty percent of the cost of capital improvements to its manufacturing facility up to $3,000, of which $1,300 was advanced at December 31, 1995.

     During the years ended December 31, 1993, 1994 and 1995, NABI incurred obligations under these agreements of $1,660, $250 and $900, respectively, including a contract initiation payment of $1,500 in the fourth quarter of 1995.

     During the years ended December 31, 1993, 1994 and 1995, NABI received payments under a certain collaboration agreement of $6,100, $2,759 and $6,051, respectively, which included a $5,000 equity investment in 1993.


NOTE 16   COMMITMENTS AND CONTINGENCIES

     NABI has been named with various other defendants in numerous suits filed in the U.S. and Canada brought by individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than NABI or having familial relations with those so infected. The Company denies all allegations against it, and intends to vigorously defend the cases. Management believes that the ultimate resolution of these matters will not have a material adverse effect on NABI's financial position or results of operations. At December 31, 1995, NABI and its subsidiaries were also parties to certain routine claims and litigation occurring in the normal course of business.

     At December 31, 1995, NABI had outstanding purchase commitments with a principal supplier which expire through September 1999. Under the agreement, NABI is obligated to purchase goods from the supplier aggregating approximately $21,942 in fiscal 1996 through fiscal 1998 and $16,457 in fiscal 1999.

     NABI is committed to purchase the entire plasma production of certain contract centers through 1999.


NOTE 17  INDUSTRY SEGMENT INFORMATION

      NABI operates in four principal industry segments. Plasma consists of the operation of plasma collection centers for the collection and processing of source and specialty plasmas. Immunotherapeutic products consists of proprietary plasma-based immune globulin therapeutic products. Diagnostic products and services is composed primarily of the production and sale of human plasma-based control and diagnostic products and the performance of laboratory testing services. Research and development includes expenses incurred under collaborative product development agreements and periodic reimbursements for a portion of NABI's research activities and attainment of specified milestones. Corporate and other includes the elimination of income on inter-segment sales, unallocated general corporate expenses and interest, including amortization of debt discount.

     Net export sales in 1993, 1994 and 1995 were $51,722, $62,788, and
$73,286, respectively, and represented 50%, 38% and 36% of consolidated sales for those years, respectively. Export sales are primarily to Europe. Plasma sales to unaffiliated customers (Immuno and Centeon for 1993, Baxter, Immuno and Centeon for 1994 and Baxter, Bayer and Immuno for 1995) exceeding 10% of consolidated sales aggregated 34%, 48% and 46% of sales in 1993, 1994 and 1995, respectively.

                                    NABI

Information regarding NABI's operations and identifiable assets in the different industry segments is as follows:

                                                    1993                1994            1995
                                                 ---------           ----------       ---------
SALES TO UNAFFILIATED CUSTOMERS:
  Plasma                                          $ 82,129            $140,175        $166,513
  Immunotherapeutic products                         5,876               8,697          18,320
  Diagnostic products and services                   9,133               9,451           6,521
  Research and development                           1,181               2,783           6,036
                                                  --------            --------        --------
                                                    98,319             161,106         197,390

SALES TO AFFILIATED CUSTOMERS:
  Plasma                                             3,071               3,512           2,992
  Immunotherapeutic products                           681                 598             270
  Diagnostic products and services                     684               1,993           1,312
                                                  --------            --------        --------
                                                     4,436               6,103           4,574

                                                  --------            --------        --------
        Total sales                               $102,755            $167,209        $201,964
                                                  ========            ========        ========

OPERATING PROFIT (LOSS):
  Plasma                                          $ 10,997            $ 19,424        $ 23,091
  Immunotherapeutic products                         2,942               4,433           4,595
  Diagnostic products and services                    (140)              2,910           2,189
  Research and development                         (17,089)            (17,599)        (20,208)
  Corporate and other                               (9,503)            (13,660)        (19,340)
                                                  --------            --------        --------
                                                  ($12,793)            ($4,492)        ($9,673)
                                                  ========            ========        ========

IDENTIFIABLE ASSETS:
  Plasma                                          $ 38,936            $ 72,250        $ 85,954
  Immunotherapeutic products                         6,522              11,108          27,927
  Diagnostic products and services                   4,965               6,210           5,638
  Research and development                           7,725               6,978           6,988
  Corporate and other                               33,311              35,543          11,468
                                                  --------            --------        --------
                                                  $ 91,459            $132,089        $137,975
                                                  ========            ========        ========

CAPITAL EXPENDITURES:
  Plasma                                          $    816            $  2,576        $  2,529
  Immunotherapeutic products                           365               1,620          15,667
  Diagnostic products and services                     377                 282           1,004
  Research and development                           2,000               1,382           1,124
  Corporate and other                                  473               2,470           4,063
                                                  --------            --------        --------
                                                  $  4,031            $  8,330        $ 24,387
                                                  ========            ========        ========

DEPRECIATION AND AMORTIZATION EXPENSE:
  Plasma                                          $  1,825            $  3,254        $  3,781
  Immunotherapeutic products                           232                 252             382
  Diagnostic products and services                     405                 411             391
  Research and development                           1,548               1,770           1,883
  Corporate and other                                  613                 632             522
                                                  --------            --------        --------
                                                  $  4,623            $  6,319        $  6,959
                                                  ========            ========        ========

                                    NABI

NOTE 18  SUBSEQUENT EVENT

     During the first quarter of 1996, NABI issued $80,500 of 6.5% convertible subordinated notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into NABI common stock at a conversion price of $14 per share at any time after 60 days following the date of original issuance and prior to maturity, unless previously redeemed or repurchased. At any time on or after February 4, 1999, the Notes may be redeemed at NABI's option. A total of 5,750,000 shares of common stock have been reserved for issuance upon conversion of the Notes. NABI has utilized the net proceeds of the offering to repay a $10,000 term loan, approximately $12,200 under a revolving credit facility and $5,500 of an $18,000 flexible term notes facility. The remaining flexible term notes will be satisfied at serial maturity through May 1996. The balance of the net proceeds from the sale of the Notes will be used for capital expenditures and for general corporate purposes.

     In connection with the early extinguishment of the bank debt through the application of the net proceeds of the notes, NABI will incur an extraordinary charge of approximately $932 in the first quarter of 1996.


NOTE 19  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                                       PER SHARE DATA
                                                                                     -----------------------------------------------
                                                  LOSS BEFORE                          LOSS BEFORE
                                   GROSS         EXTRAORDINARY                        EXTRAORDINARY    EXTRAORDINARY
                   SALES          MARGIN            CHARGE          NET LOSS             CHARGE           CHARGE         NET LOSS
- ------------------------------------------------------------------------------------------------------------------------------------
1994
1st Quarter       $ 36,439        $ 8,155           ($2,933)        ($2,933)            ($0.11)             ---           ($0.11)
2nd Quarter         42,133          8,962            (3,792)         (3,792)             (0.14)             ---            (0.14)
3rd Quarter         43,994          9,217            (3,705)         (3,705)             (0.13)             ---            (0.13)
4th Quarter         44,643          9,683            (2,764)         (3,481)             (0.08)           (0.03)           (0.11)
                  --------        -------          --------        --------             ------           ------           ------
                  $167,209        $36,017          ($13,194)       ($13,911)            ($0.47)(1)       ($0.03)          ($0.50)(1)
                  ========        =======          ========        ========             ======           ======           ======

1995
1st Quarter       $ 48,128        $11,118           ($1,830)        ($1,830)            ($0.05)             ---           ($0.05)
2nd Quarter         48,975         11,941            (2,529)         (2,529)             (0.08)             ---            (0.08)
3rd Quarter         49,631         12,360            (2,709)         (2,709)             (0.08)             ---            (0.08)
4th Quarter         55,230         14,397           (10,493)(2)     (10,493)(2)          (0.31)             ---            (0.31)
                  --------        -------          --------        --------             ------           ------           ------
                  $201,964        $49,816          ($17,561)       ($17,561)            ($0.52)             ---           ($0.52)
                  ========        =======          ========        ========             ======           ======           ======


(1) The quarterly per share amounts do not aggregate to the total per share amounts for 1994 due to fluctuations in the weighted average shares outstanding.

(2) During the fourth quarter of 1995, NABI recorded a valuation allowance to reserve for development stage inventories which have no assurance of commercial viability.

                                      NABI
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (THOUSANDS)

                                                                     ADDITIONS
                                                              -----------------------
                                                                           CHARGED TO       DEDUCTIONS
                                                BALANCE AT    CHARGED TO     OTHER      ------------------
                                               BEGINNING OF   COSTS AND    ACCOUNTS-    WRITE-OFFS CHARGED    BALANCE AT
               CLASSIFICATION                     PERIOD       EXPENSES    PROVISION     AGAINST RESERVE     END OF PERIOD
- ---------------------------------------------  ------------   ----------   ----------   ------------------   -------------
Year ended December 31, 1993:
  Allowance for doubtful accounts............    $    151       $   22            --          $   48            $   125
                                               ===========    ==========   ==========   =================    =============
  Deferred tax asset valuation allowance.....          --           --      $ 16,855              --            $16,855
                                               ===========    ==========   ==========   =================    =============
  Inventory valuation allowance..............    $    453       $  109            --          $  183            $   379
                                               ===========    ==========   ==========   =================    =============
Year ended December 31, 1994:
  Allowance for doubtful accounts............    $    125       $  422            --              --            $   547
                                               ===========    ==========   ==========   =================    =============
  Deferred tax asset valuation allowance.....    $ 16,855           --      $  9,821              --            $26,676
                                               ===========    ==========   ==========   =================    =============
  Inventory valuation allowance..............    $    379       $  801            --          $  284            $   896
                                               ===========    ==========   ==========   =================    =============
Year ended December 31, 1995:
  Allowance for doubtful accounts............    $    547       $  (86)           --          $  216            $   245
                                               ===========    ==========   ==========   =================    =============
  Deferred tax asset valuation allowance.....    $ 26,676           --      $  7,959              --            $34,635
                                               ===========    ==========   ==========   =================    =============
  Inventory valuation allowance..............    $    896       $4,186            --          $1,014            $ 4,068
                                               ===========    ==========   ==========   =================    =============

                                 EXHIBIT INDEX



2      Agreement and Plan of Merger dated August 28, 1995 between NABI and Univax Biologics, Inc. (incorporated by reference to NABI's Registration Statement on Form S-4; Commission File No. 33-63497)...........................

3.1*   Restated Certificate of Incorporation of NABI...................................................................

3.2    By-Laws (incorporated by reference to NABI's Registration Statement on Form S-4;
       Commission File No. 33-63497) ..................................................................................

4.1    Specimen Stock Certificate (incorporated by reference to NABI's Registration Statement on Form S-2; Commission File No. 33-83096) .....................................................................

4.2*   Indenture between NABI and State Street Bank and Trust Company, dated as of
       February 1, 1996................................................................................................

4.3*   Registration Rights Agreement by and between NABI and Robertson, Stephens & Company
       LLC and Raymond James & Associates, Inc., dated as of February 1, 1996..........................................

10.1   Third Amended and Restated Revolving Credit and Term Loan Agreement between
       NationsBank, National Association (South) (f/k/a NationsBank of Florida, National
       Association) ("NationsBank") and NABI dated December 1, 1994 (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1994)......................................

10.2   Waiver and Amendment, dated December 30, 1994, of Section 8.09(e) of Third Amended and
       Restated Revolving Credit, Term Loan and Reimbursement Agreement between NationsBank and NABI dated as of December 1, 1994 (incorporated by reference to NABI's Registration
       Statement on Form S-4; Commission File No. 33-63497)  ..........................................................

10.3   Amendment No. 1 to Third Amended and Restated Revolving Credit Term Loan and
       Reimbursement Agreement between NationsBank and NABI dated March 31, 1995
       (incorporated by reference to NABI's Registration Statement on Form S-4; Commission
       File No. 33-63497)  ............................................................................................

10.4*  Amendment Nos. 3 and 4 to Third Amended and Restated Revolving Credit Term Loan and
       Reimbursement Agreement between NABI and NationsBank dated as of November 29, 1995 and December 20, 1995, respectively.............................................................................

10.5   Shareholder Agreement effective as of September 30, 1992 between NABI and Abbott
       Laboratories (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1992)...................................................................................

10.6   Shareholder Agreement between CGW Southeast Partners I, L.P. and NABI dated January 25,
       1994 (incorporated by reference to NABI's Registration Statement on Form S-2; Commission
       File No. 33-83096) .............................................................................................

10.7   Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare Corporation and NABI (confidential treatment) (incorporated by reference to NABI's Registration
       Statement on Form S-2; Commission File No. 33-83096) ...........................................................

10.8    Plasma Supply Agreement II dated January 1, 1994 between Baxter Healthcare Corporation,
        Hyland Division, and NABI (confidential treatment) (incorporated by reference to NABI's
        Registration Statement on Form S-2; Commission File No. 33-83096) .............................................

10.9    Agreement effective January 1, 1994 between NABI and Immuno Trading AG (confidential treatment)
        (incorporated by reference to NABI's Registration Statement on Form S-2;
        Commission File No. 33-83096) .................................................................................

10.10   Plasma Supply Agreement dated September 8, 1992 and letter dated November 1, 1993 from
        Behringwerke AG to NABI (confidential treatment) (incorporated by reference to NABI's
        Registration Statement on Form S-2; Commission File No. 33-83096)..............................................

10.11   Supply Agreement dated May 1, 1993 between NABI and Intergen Company L.P. (confidential treatment) (incorporated by reference to NABI's Registration Statement on Form S-2;
        Commission File No. 33-83096)  ................................................................................

10.12   Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between NABI and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue,
        Miami, Florida (incorporated by reference to NABI's Registration Statement on Form S-2;
        Commission File No. 33-83096) .................................................................................

10.13   Lease Agreement dated March 31, 1994 between NABI and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to NABI's Registration Statement on Form S-2; Commission
        File No. 33-83096) ............................................................................................

10.14   Employment Agreement dated January 1, 1993 between NABI and David J. Gury (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended
        December 31, 1992) ............................................................................................

10.15   Employment Agreement dated January 27, 1994 between John C. Carlisle and NABI
        (incorporated by reference to NABI's Registration Statement on Form S-2; Commission File
        No. 33-83096) .................................................................................................

10.16   Employment Agreement effective August 1, 1995 between NABI and Alfred J. Fernandez
        (incorporated by reference to NABI's Registration Statement on Form S-4; Commission File
        No. 33-63497)  ................................................................................................

10.17   Employment Agreement effective August 1, 1995 between NABI and Stephen W. Weston
        (incorporated by reference to NABI's Registration Statement on Form S-4; Commission File
        No. 33-63497) .................................................................................................

10.18*  Employment Agreement effective December 1, 1995 between NABI and Robert B. Naso...................................

10.19*  Employment Agreement effective December 1, 1995 between NABI and Thomas P. Stagnaro ...........................

10.20*  Separation Agreement effective January 5, 1996 between NABI and Raj Kumar......................................

10.21   1990 Equity Incentive Plan (incorporated by reference to NABI's Registration Statement on
        Form S-4; Commission File No. 33-63497) .......................................................................

10.22   Amended and Restated Incentive Stock Option Plan adopted in 1993 (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1992)  ...................................


10.23   Stock Plan for Non-Employee Directors (incorporated by reference to NABI's Proxy
        Statement dated April 26, 1995)  ..............................................................................

21*     Subsidiaries of the Registrant  ...............................................................................

23*     Consent of Independent Certified Public Accountants ...........................................................

27*     Financial Data Schedule (for SEC use only) ....................................................................

- ----------------
* Filed herewith