Form 10-Q
period 1996-03-31
NABI /DE/
filed 1996-05-15
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO _________________.

                           COMMISSION FILE #0-4829-03


                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            59-1212264
- -------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


5800 Park of Commerce Boulevard N.W., Boca Raton, FL                 33487
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)


(Registrant's telephone number, including area code):      (407) 989-5800
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             YES (X)       NO ( )

The number of shares outstanding of registrant's common stock at May 13, 1996 was 34,216,934 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                                      NABI

================================================================================

                                     INDEX



                                                                                                   PAGE #
PART I.       FINANCIAL INFORMATION                                                                ------

   ITEM 1.  FINANCIAL STATEMENTS.................................................................. 3

   Consolidated Balance Sheet, March 31, 1996 and December 31, 1995............................... 3

   Consolidated Statement of Operations for the three month periods ended
       March 31, 1996 and 1995.................................................................... 4

   Consolidated Statement of Cash Flows for the three month periods ended
       March 31, 1996 and 1995.................................................................... 5

   Notes to Consolidated Financial Statements..................................................... 6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS........................................................................ 9


PART II.      OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................................... 11

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................... 11

   Exhibit 10.24  - Amendment No. 5 to Third Amended and Restated Revolving Credit Term Loan
   and Reimbursement Agreement between NationsBank and NABI dated March 31, 1996................. 14

   Exhibit 11 - Calculation of Earnings per Share................................................ 23



PART I    FINANCIAL INFORMATION
ITEM 1    FINANCIAL STATEMENTS

                                      NABI
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             (UNAUDITED)
                                                                               March 31,      December 31,
                                                                                 1996             1995
                                                                             ===========      ============
   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                 $ 22,267         $  3,991
     Investments                                                                 16,240               --
     Trade accounts receivable, net                                              37,081           28,213
     Inventories, net                                                            21,756           22,646
     Prepaid expenses and other assets                                            1,698            2,380
                                                                               --------         --------
             TOTAL CURRENT ASSETS                                                99,042           57,230

PROPERTY AND EQUIPMENT, NET                                                      45,351           42,697

OTHER ASSETS:
     Excess of acquisition cost over net assets acquired, net                    18,654           18,882
     Intangible assets, net                                                      10,743           11,048
     Other, net                                                                  10,239            8,118
                                                                               --------         --------

TOTAL ASSETS                                                                   $184,029         $137,975
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                    $  5,046         $  6,758
     Accrued expenses                                                            18,129           18,618
     Notes payable                                                                8,689           17,164
                                                                               --------         --------

             TOTAL CURRENT LIABILITIES                                           31,864           42,540

NOTES PAYABLE                                                                    81,370           25,730
OTHER                                                                               281              263
                                                                               --------         --------

TOTAL LIABILITIES                                                               113,515           68,533
                                                                               --------         --------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, par value $.10 per share:
       5,000 shares authorized; no shares outstanding
     Common stock, par value $.10 per share: 75,000 shares authorized,
       34,126 and 33,942 shares issued and outstanding, respectively              3,413            3,394
     Capital in excess of par value                                             133,668          133,100
     Accumulated deficit                                                        (66,567)         (67,052)
                                                                               --------         --------

TOTAL STOCKHOLDERS' EQUITY                                                       70,514           69,442
                                                                               --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $184,029         $137,975
                                                                               ========         ========

  The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                           1996               1995
                                                                         -------            -------
SALES                                                                    $59,495            $48,128

COSTS AND EXPENSES:
  Costs of products sold                                                  44,839             37,010
  Research and development expense                                         5,333              5,518
  Selling, general and administrative expense                              5,131              4,549
  Royalty expense                                                          1,248                449
  Other operating expense, principally freight and amortization              903                644
                                                                         -------            -------

OPERATING INCOME (LOSS)                                                    2,041                (42)

INTEREST AND OTHER INCOME                                                    326                459

INTEREST AND OTHER EXPENSE                                                  (891)              (374)
                                                                         -------            -------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY CHARGE                                                 1,476                 43

PROVISION FOR INCOME TAXES                                                   (59)            (1,873)
                                                                         -------            -------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                                  1,417             (1,830)

EXTRAORDINARY CHARGE                                                        (932)               ---
                                                                         -------            -------

NET INCOME (LOSS)                                                        $   485            $(1,830)
                                                                         =======            =======

EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary charge                              $  0.04            $ (0.05)
  Extraordinary charge                                                     (0.03)               ---
                                                                         -------            -------
  Net income (loss)                                                      $  0.01            $ (0.05)
                                                                         =======            =======

WEIGHTED AVERAGE NUMBER OF SHARES AND
  COMMON SHARE EQUIVALENTS                                                35,710             33,393
                                                                         =======            =======



  The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                              THREE MONTHS END
                                                                                   MARCH 31,
                                                                           -----------------------
                                                                             1996            1995
                                                                           -------         -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $   485         $(1,830)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                          1,955           1,558
      Gain on market value of trading securities                                --             (93)
      Provision for doubtful accounts                                           60              (5)
      Purchase of trading securities                                            --          (4,036)
      Sales and redemptions of trading securities                               --           6,912
      Extraordinary charge                                                     932              --
      Other                                                                     21              28

  Change in assets and liabilities:
      Decrease (increase) in accounts receivable                            (8,928)         (1,385)
      Decrease (increase) in inventories                                       890             434
      Decrease (increase) in prepaid expenses and other assets                 679          (1,187)
      Decrease (increase) in other assets                                     (793)           (472)
      Increase (decrease)  in accounts payable and accrued liabilities      (2,090)           (832)
                                                                           -------         -------

      Total adjustments                                                     (7,274)            922
                                                                           -------         -------

NET CASH USED BY OPERATING ACTIVITIES                                       (6,789)           (908)
                                                                           -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
      Net purchase of investments held to maturity                         (16,217)             --
      Collection on note receivable from stockholder                            --             126
      Capital expenditures                                                  (3,732)         (4,032)
                                                                           -------         -------

NET CASH USED BY INVESTING ACTIVITIES                                      (19,949)         (3,906)
                                                                           -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of convertible subordinated
          debentures                                                        77,884              --
      Repayments of flexible term notes                                    (14,500)             --
      Repayments of term debt                                              (10,172)           (702)
      Repayments under line of credit, net                                  (6,760)           (585)
      Other debt                                                            (1,894)          1,589
      Proceeds from the exercise of options and warrants                       456              84
                                                                           -------         -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   45,014             386
                                                                           -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        18,276          (4,428)

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,991          12,132
                                                                           -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $22,267         $ 7,704
                                                                           =======         =======


   The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1   --   GENERAL

NABI (formerly North American Biologicals, Inc.) is a vertically integrated biopharmaceutical company that supplies human blood plasma and develops and commercializes therapeutic products for the prevention and treatment of infectious diseases and immunological disorders.

On November 29, 1995, Univax Biologics, Inc. ("Univax"), a publicly traded biopharmaceutical company, was merged with and into NABI. Under the terms of the agreement and plan of merger, Univax's common stockholders received .79 of NABI common stock for each Univax share. Additionally, Univax's preferred stockholders received 1.047 shares of NABI common stock for each preferred share. NABI issued an aggregate of 14,173,508 shares of its common stock for the outstanding shares of Univax common and preferred stock. The merger was accounted for as a pooling of interests and accordingly, the prior period financial statements have been combined.

The consolidated financial statements include the accounts of NABI (formerly North American Biologicals, Inc.) (the "Company") and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 1996 and the consolidated results of its operations for the three months ended March 31, 1996 and 1995. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2   --   INVESTMENTS

At March 31, 1996, the Company had approximately $16.2 million in investments. The investments consist of securities issued or guaranteed by the U.S. Treasury and debt instruments including US Government Agency securities and high-quality commercial paper.

All the investments are classified as held to maturity and are stated at amortized cost. The carrying value of these investments approximates fair value.


         (In Thousands)                    MARCH 31,        DECEMBER 31,
                                             1996               1995
                                           =========        ============
         U.S. Treasury Bill                $ 4,761               --
         U.S. agencies                       9,524               --
         Corporate debt securities           1,955               --
                                           -------             ------
                Total                      $16,240               --
                                           =======             ======

NOTE 3   --   INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:


                                             MARCH 31,       DECEMBER 31,
         (In Thousands)                        1996              1995
                                             ---------       ------------
         Finished goods                       $18,849          $19,054
         Work in process                        1,562            1,255
         Raw materials                          6,685            6,405
                                              -------          -------
                                               27,096           26,714
         Less: valuation allowance             (5,340)          (4,068)
                                              -------          -------

                                              $21,756          $22,646
                                              =======          =======


NOTE 4   --   PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:


                                                   MARCH 31,      DECEMBER 31,
         (In Thousands)                              1996             1995
                                                  ==========      ============
         Land and buildings                        $ 5,573          $ 5,551
         Furniture and fixtures                      3,802            3,691
         Machinery and equipment                    20,290           19,443
         Leasehold improvements                     12,137           12,055
         Construction in progress                   20,890           18,311
                                                   -------          -------
              Total property and equipment          62,692           59,051
         Less: accumulated depreciation and
           amortization                            (17,341)         (16,354)
                                                   -------          -------

                                                   $45,351          $42,697
                                                   =======          =======

Interest capitalized in connection with construction of NABI's biopharmaceutical facility was $1,463 and $932 at March 31, 1996 and December 31, 1995, respectively.


NOTE 5   --   SUBORDINATED CONVERTIBLE NOTES

During the first quarter of 1996, NABI issued $80.5 million of 6.5% convertible subordinated notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into NABI common stock at a conversion price of $14 per share at any time after 60 days following the date of original issuance and prior to maturity, unless previously redeemed or repurchased. At any time on or after February 4, 1999, the Notes may be redeemed at NABI's option without premium. A total of 5,750,000 shares of common stock have been reserved for issuance upon conversion of the Notes. NABI utilized a portion of the net proceeds of the offering to repay a $10 million term loan, approximately $12.2 million under a revolving credit facility and $14.5 million of an $18 million flexible term notes facility.

In connection with the early extinguishment of the bank debt through the application of the net proceeds of the Notes, NABI incurred an extraordinary charge of approximately $932,000 in the first quarter of 1996.

NOTE 6   --   INCOME TAXES

For the quarter ended March 31, 1996, the provision for income taxes is comprised solely of state income taxes since NABI has recognized net deferred tax benefits equal to its current federal income tax provision.


NOTE 7   --   RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1995 periods have been reclassified for comparative purposes.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

The following is a discussion and analysis of the major factors contributing to the Company's financial condition and results of operations for the three month periods ended March 31, 1996 and 1995. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All amounts are expressed in thousands of dollars, except per share amounts.

                             RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations expressed as a percentage of sales:


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                        1996              1995
                                                       ------            ------
Sales                                                  100.0%            100.0%
Cost of products sold                                   75.4              76.9
                                                       -----             -----

Gross profit margin                                     24.6              23.1
Research and development expense                         9.0              11.5
Selling, general and administrative expense              8.6               9.5
Royalty expense                                          2.1               0.9
Other operating expense                                  1.5               1.3
                                                       -----             -----

Operating income (loss)                                  3.4              (0.1)
Interest and other income                                0.6               1.0
Interest and other expense                              (1.5)             (0.8)
                                                       -----             -----

Income before provision for income taxes and
   extraordinary charge                                  2.5               0.1
Provision for income taxes                              (0.1)             (3.9)
                                                       -----             -----
Income (loss) before extraordinary charge                2.4              (3.8)
Extraordinary charge                                    (1.6)              ---
                                                       -----             -----

Net income (loss)                                        0.8%             (3.8)%
                                                       =====             =====

Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                                  THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------------
                                           1996          %           1995          %
                                         -------       -----       -------       -----
Segment
- -------
Plasma -Source                           $30,627        51.5%      $28,271        58.7%
       -Specialty                         21,661        36.4        13,661        28.4
                                         -------       -----       -------       -----
                                          52,288        87.9        41,932        87.1
Immunotherapeutic products                 4,797         8.1         2,601         5.4
Diagnostic products and services           1,467         2.4         1,770         3.7
Research and development                     943         1.6         1,825         3.8
                                         -------       -----       -------       -----
       Total                             $59,495       100.0%      $48,128       100.0%
                                         =======       =====       =======       =====

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


The Company achieved record sales for the quarter ended March 31, 1996. Operating income rose to $2 million in the first quarter of 1996 compared to an operating loss of $42,000 in the comparable 1995 quarter. Net income for the first quarter of 1996 was approximately $.5 million or $0.01 per share, versus a net loss of $1.8 million or $0.05 per share in the first quarter of 1995.

Sales. Sales for the first quarter of 1996 rose 24% to $59.5 million compared to $48.1 million for the first quarter of 1995. The increase was primarily attributable to increased volume of plasma shipments, primarily specialty plasmas.

Gross profit margin. Gross profit and related margin for the first quarter of 1996 was $14.7 million, or 24.6% of sales, compared to $11.1 million, or 23.1% of sales, in the first quarter of 1995. An improved sales mix, primarily from increased sales of higher margin specialty plasmas, and increased immunotherapeutic sales, accounted for the improved profitability.

Selling, general and administrative expense. Selling, general and administrative expense was $5.1 million, or 8.6% of sales, for the first quarter of 1996 compared to $4.5 million, or 9.5% of sales, in the first quarter of 1995. While expenses decreased as a percentage of sales, the dollar increase resulted primarily from additional personnel and sales and marketing expenses related to the product launch of WinRho SD in mid 1995.

Royalty expense. Royalty expense for the first quarter of 1996 was $1.2 million, or 2.1% of sales, compared to $.4 million or .9% of sales, in the first quarter of 1995. The increase resulted primarily from royalties associated with sales of WinRho SD in the first quarter of 1996.

Interest and other expense. Interest and other expense for the first quarter of 1996 was $.9 million, or 1.5% of sales, compared to $.4 million, or .8% of sales, in the first quarter of 1995. The increase was primarily attributable to interest expense associated with the convertible subordinated notes issued during the first quarter of 1996.

Other factors. Provision for income taxes was $59,000 or an effective rate of 4% in the first quarter of 1996, compared to $1.9 million in the first quarter of 1995. The effective tax rate differs from the statutory rate of 35% primarily due to the reversal of a portion of the valuation allowance associated with NOL carryforwards. The provision for income taxes in the first quarter of 1995 reflects income taxes on NABI's stand-alone pre-tax income which could not be offset by pre-merger losses.

The first quarter of 1996 reflects an extraordinary charge of $.9 million, or $.03 per share, due to the immediate recognition and expense of debt issue costs associated with NABI's early extinguishment of its bank debt through the application of a portion of the net proceeds of the convertible subordinated notes issued during the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES


During the first quarter of 1996, NABI issued $80.5 million of 6.5% convertible subordinated notes due 2003 ("Notes") in a private placement. A portion of the net proceeds was used to repay a majority of NABI's outstanding bank indebtedness aggregating approximately $22.2 million. NABI also intends to use the net proceeds for the repayment and cancellation of $18 million of flexible term notes as they mature at varying dates through May 15, 1996. As of March 31, 1996, $14.5 million of flexible term notes have been repaid.

As of March 31, 1996, the Company's current assets exceeded current liabilities by $67.2 million as compared to a net working capital position of $14.7 million at December 31, 1995. The increase in working capital was principally due to the net proceeds from the issuance of the Notes. In addition, NABI's bank credit agreement, as amended through March 31, 1996, provides for a $20 million revolving credit facility. At March 31, 1996, NABI had no amounts outstanding under this credit facility.

The Company believes that cash on hand, available bank line of credit and cash flow from operations will be sufficient to meet its anticipated cash needs for the remainder of fiscal 1996.


PART II  --   OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

NABI is a party to litigation in the ordinary course of business. NABI does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

In addition, NABI is a co-defendant with various other parties in numerous suits filed in the U.S. and Canada brought by individuals or their representatives who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than NABI or having familial relations with those so infected. The claims against NABI generally are based on either or both negligence and strict liability. One of the suits, filed in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida on May 23, 1995 (Case No. 95-10489 CA 02), purports to be a class action. The defendants in this suit, other than NABI, include Bayer, Armour Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter, Alpha Therapeutic Corporation and The National Hemophilia Foundation. The suits filed in Canada seek to impose liability on NABI as the successor to a company acquired by NABI in 1986.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.  Exhibits:

    10.24   Amendment No. 5 to Third Amended and Restated Revolving Credit Term Loan
            and Reimbursement Agreement between NationsBank and NABI dated March 31, 1996....  14

    11      Calculation of Earnings Per Share................................................  23

    27      Financial Data Schedule (For SEC use only)


b.   Reports on Form 8-K:

On January 22, 1996, NABI filed a current report on Form 8-K, reporting under
Item 5 thereof, the proposed issuance of convertible subordinated notes and the announcement of the Company name change and trading symbol.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NABI


DATE:  May 13, 1996                  By:  /s/  Alfred J. Fernandez
                                        ----------------------------------------
                                        ALFRED J. FERNANDEZ
                                        Senior Vice President and
                                        Chief Financial Officer