Form 10-Q
period 1996-06-30
NABI /DE/
filed 1996-08-12
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
                                   EXCHANGE
                                  ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                           COMMISSION FILE #0-4829-03



                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                                  59-1212264
- ---------------------------------------------                ------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer Identification No.)
or organization)



          5800 Park of Commerce Boulevard N.W., Boca Raton, FL                   33487
- -------------------------------------------------------------------------------------------------
                (Address of principal executive offices)                      (Zip Code)



(Registrant's telephone number, including area code):               (561) 989-5800
                                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                              YES (X)      NO ( )

The number of shares outstanding of registrant's common stock at August 8, 1996 was 34,522,875 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                                      NABI



                                     INDEX




PART I.  FINANCIAL INFORMATION                                                                        PAGE #
    ITEM 1.  FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

    Consolidated Balance Sheet, June 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . .  3

    Consolidated Statement of Operations for the three month and six month periods ended
         June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

    Consolidated Statement of Cash Flows for the six month periods ended
         June 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.      OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . 13
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

    Exhibit 11 - Calculation of Earnings per Share  . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
    Exhibit 27 - Financial Data Schedule (for SEC use only)   . . . . . . . . . . . . . . . . . . . . . . 16


PART I    FINANCIAL INFORMATION
Item 1    Financial Statements

                                      NABI
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                (UNAUDITED)
                                                                                  June 30,       December 31,
                                                                                    1996             1995
                                                                                 ----------      ------------
   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                   $  6,282         $  3,991
     Investments                                                                   16,569               --
     Trade accounts receivable, net                                                48,474           28,213
     Inventories, net                                                              23,741           22,646
     Prepaid expenses and other assets                                              3,375            2,380
                                                                                 --------         --------
             TOTAL CURRENT ASSETS                                                  98,441           57,230

PROPERTY AND EQUIPMENT, NET                                                        49,920           42,697

OTHER ASSETS:
     Excess of acquisition cost over net assets acquired, net                      18,425           18,882
     Intangible assets, net                                                        10,505           11,048
     Other, net                                                                     9,272            8,118
                                                                                 --------         --------
TOTAL ASSETS                                                                     $186,563         $137,975
                                                                                 ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                      $  5,853         $  6,758
     Accrued expenses                                                              20,506           18,618
     Notes payable                                                                  5,362           17,164
                                                                                 --------         --------
             TOTAL CURRENT LIABILITIES                                             31,721           42,540

NOTES PAYABLE                                                                      81,100           25,730
OTHER                                                                                 298              263
                                                                                 --------         --------
TOTAL LIABILITIES                                                                 113,119           68,533
                                                                                 --------         --------
STOCKHOLDERS' EQUITY:
     Convertible preferred stock, par value $0.10 per share:
       5,000 shares authorized; no shares outstanding
     Common stock, par value $0.10 per share: 75,000 shares authorized,
       34,519 and 33,942 shares issued and outstanding, respectively                3,452            3,394
     Capital in excess of par value                                               134,917          133,100
     Accumulated deficit                                                          (64,925)         (67,052)
                                                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                         73,444           69,442
                                                                                 --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $186,563         $137,975
                                                                                 ========         ========

The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         (UNAUDITED)               (UNAUDITED)
                                                     Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                    --------------------     --------------------
                                                      1996        1995          1996        1995
                                                    -------     --------     --------     -------
SALES                                               $58,326     $48,975      $117,821     $97,103

COSTS AND EXPENSES:
  Costs of products sold                             43,625      37,034        88,464      74,044
  Research and development expense                    4,575       5,711         9,908      11,229
  Royalty expense                                     1,084         764         2,332       1,213
  Selling, general and administrative expense         6,691       5,940        12,725      11,133
                                                    -------     -------      --------     -------
OPERATING INCOME (LOSS)                               2,351        (474)        4,392        (516)

INTEREST AND OTHER INCOME                               460         359           786         818

INTEREST AND OTHER EXPENSE                           (1,101)       (314)       (1,992)       (688)
                                                    -------     -------      --------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY CHARGE                            1,710        (429)        3,186        (386)

PROVISION FOR INCOME TAXES                              (68)     (2,100)         (127)     (3,973)
                                                    -------     -------      --------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE             1,642      (2,529)        3,059      (4,359)

EXTRAORDINARY CHARGE                                    ---         ---          (932)        ---
                                                    -------     -------      --------     -------
NET INCOME (LOSS)                                   $ 1,642     $(2,529)     $  2,127     $(4,359)
                                                    =======     =======      ========     =======
EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary charge         $  0.05     $ (0.08)     $  (0.09     $ (0.13)
  Extraordinary charge                                  ---         ---         (0.03)        ---
                                                    -------     -------      --------     -------
  Net income (loss)                                 $  0.05     $ (0.08)     $   0.06     $ (0.13)
                                                    =======     =======      ========     =======
WEIGHTED AVERAGE NUMBER OF SHARES AND
  COMMON SHARE EQUIVALENTS                           35,781      33,519        35,746      33,456
                                                    =======     =======      ========     =======




The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                 (UNAUDITED)
                                                                               Six Months Ended
                                                                                   June 30,
                                                                           -------------------------
                                                                            1996              1995
                                                                           -------          --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $2,127          ($4,359)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization                                              3,868            3,259
  Gain on market value of trading securities                                    --             (145)
  Provision for doubtful accounts                                              120             (116)
  Purchase of trading securities                                                --           (4,036)
  Sales and redemptions of trading securities                                   --            8,912
  Extraordinary charge                                                         932               --
  Other                                                                         56               57

Change in assets and liabilities:
  Decrease (increase) in accounts receivable                               (20,381)          (4,976)
  Decrease (increase) in inventories                                        (1,095)             129
  Decrease (increase) in prepaid expenses and other assets                    (995)          (1,081)
  Decrease (increase) in other assets                                         (175)            (998)
  Increase (decrease)  in accounts payable and accrued liabilities           1,160           (1,331)
                                                                          --------         --------
  Total adjustments                                                        (16,510)            (326)
                                                                          --------         --------
NET CASH USED BY OPERATING ACTIVITIES                                      (14,383)          (4,685)
                                                                          --------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of investments available for sale                              (18,190)              --
  Proceeds from sale of investments available for sale                       1,724               --
  Collection on note receivable from stockholder                                --              126
  Capital expenditures                                                      (9,412)         (11,529)
                                                                          --------         --------
NET CASH USED BY INVESTING ACTIVITIES                                      (25,878)         (11,403)
                                                                          --------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible subordinated notes              77,884               --
  Repayments of flexible term notes                                        (18,000)              --
  Borrowings of flexible term notes                                             --            9,936
  Repayments of term debt                                                  (10,426)          (1,167)
  Repayments under line of credit, net                                      (6,760)          (1,346)
  Other debt                                                                (1,764)             949
  Proceeds from the exercise of options and warrants                         1,618              419
                                                                          --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   42,552            8,791
                                                                          --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                2,291           (7,297)
CASH  AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                  3,991           12,132
                                                                          --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  6,282         $  4,835
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

The consolidated financial statements include the accounts of NABI (the "Company") and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 1996 and the consolidated results of its operations for the three month and six month periods ended June 30, 1996 and 1995, respectively. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2      --      INVESTMENTS

At June 30, 1996, the Company had approximately $16.6 million in short-term investments. The investments consist of securities issued or guaranteed by the U.S. Treasury and debt instruments including US Government Agency securities and high-quality commercial paper.

During the second quarter of 1996, the Company sold a partial amount of one of its US Agency securities for approximately its carrying value and reclassified all its securities from held-to-maturity to available-for-sale based on a reassessment of its intent and ability to hold these securities to maturity.

The following is a summary of securities available-for-sale as of June 30, 1996:


                                                      AMORTIZED              UNREALIZED
          (In Thousands)                                COST           GAINS          LOSSES         FAIR VALUE
                                                      ---------       ----------------------         ----------
          U.S. Treasury Bill                            $4,825          $--            $(7)           $ 4,818
          U.S. agencies                                  7,823           --            (41)             7,782
          Corporate debt securities                      3,969           --             --              3,969
                                                      ---------       -------        -------         ---------
                   Total                               $16,617          $--           $(48)           $16,569
                                                      =========       =======        =======         =========

NOTE 3      --      INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:



                                                                  JUNE 30,            DECEMBER 31,
                     (In Thousands)                                 1996                  1995
                                                                 ----------          --------------
                     Finished goods                                $19,499              $19,054
                     Work in process                                 1,688                1,255
                     Raw materials                                   7,328                6,405
                                                                 ----------          --------------
                                                                    28,515               26,714
                     Less: valuation allowance                      (4,774)              (4,068)
                                                                 ---------           --------------
                                                                   $23,741               $22,646
                                                                 =========           ==============



NOTE 4      --     PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:


                                            JUNE 30,      DECEMBER 31,
(In Thousands)                                1996            1995
                                          -----------   ---------------
Land and buildings                          $ 5,588         $ 5,551
Furniture and fixtures                        3,843           3,691
Machinery and equipment                      21,102          19,443
Leasehold improvements                       12,419          12,055
Construction in progress                     25,398          18,311
                                          -----------   ---------------
                                             68,350          59,051
Less: accumulated depreciation and
    amortization                            (18,430)        (16,354)
                                          -----------   ---------------
                                            $49,920         $42,697
                                          ===========   ===============


Interest capitalized in connection with construction of NABI's biopharmaceutical facility was $1,831 and $932 at June 30, 1996 and December 31, 1995, respectively.


NOTE 5      --     CONVERTIBLE SUBORDINATED NOTES

During the first quarter of 1996, NABI issued $80.5 million of 6.5% convertible subordinated notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into NABI common stock at a conversion price of $14 per share at any time on or after May 6, 1996, unless previously redeemed or repurchased. At any time on or after February 4, 1999, the Notes may be redeemed at NABI's option without premium. A total of 5,750,000 shares of common stock have been reserved for issuance upon conversion of the Notes.
NABI utilized a portion of the net proceeds of the offering to repay a $10 million term loan, $18 million in flexible term notes and approximately $12.2 million under a revolving credit facility.

In connection with the early extinguishment of the bank debt through the application of the net proceeds of the Notes, NABI incurred an extraordinary charge of approximately $932,000 in the first quarter of 1996.

NOTE 6      --      INCOME TAXES

For the quarter ended June 30, 1996, the provision for income taxes is comprised solely of state income taxes as a result of NABI recognizing net deferred tax benefits equal to its current federal income tax provision.


NOTE 7      --      RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1995 periods have been reclassified for comparative purposes.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The following is a discussion and analysis of the major factors contributing to the Company's financial condition and results of operations for the three and six month periods ended June 30, 1996 and 1995. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All amounts are expressed in thousands of dollars, except per share amounts.

                             RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations expressed as a percentage of sales:


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                   ---------------------------         --------------------------
                                                      1996             1995               1996            1995
                                                   ----------       ----------         ----------      ----------
Sales                                                100.0%           100.0%             100.0%          100.0%
Cost of products sold                                 74.8             75.6               75.1            76.3
                                                   ----------       ----------         ----------      ----------

Gross profit margin                                   25.2             24.4               24.9            23.7
Research and development expense                       7.8             11.7                8.4            11.6
Royalty expense                                        1.9              1.6                2.0             1.2
Selling, general and administrative expense           11.5             12.1               10.8            11.4
                                                   ----------       ----------         ----------      ----------

Operating income (loss)                                4.0             (1.0)               3.7            (0.5)
Interest and other income                              0.8              0.7                0.7             0.8
Interest and other expense                            (1.9)            (0.6)              (1.7)           (0.7)
                                                   ----------       ----------         ----------      ----------

Income before provision for income taxes and
  extraordinary charge                                 2.9             (0.9)               2.7            (0.4)
Provision for income taxes                            (0.1)            (4.3)              (0.1)           (4.1)
                                                   ----------       ----------         ----------      ----------

Income (loss) before extraordinary charge              2.8             (5.2)               2.6            (4.5)
Extraordinary charge                                   ---             ---                (0.8)           ---
                                                   ----------       ----------         ----------      ----------

Net income (loss)                                      2.8%            (5.2)%              1.8%           (4.5)%
                                                   ==========       ==========         ==========      ==========


Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                                                      THREE MONTHS ENDED JUNE 30,
                                                   --------------------------------------------------------------
                                                      1996               %                1995              %
Segment                                            ----------       ----------         ----------      ----------
Plasma   -Source                                    $28,200            48.4%            $25,550            52.1%
         -Specialty                                  22,351            38.3              14,828            30.3
                                                   ----------       ----------         ----------      ----------
                                                     50,551            86.7              40,378            82.4
Immunotherapeutic products                            5,605             9.6               4,653             9.5
Diagnostic products and services                      1,526             2.6               2,431             5.0
Research and development                                644             1.1               1,513             3.1
                                                   ----------       ----------         ----------      ----------
         Total                                      $58,326           100.0%            $48,975           100.0%
                                                   ==========       ==========         ==========      ==========


                                                                       SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------
                                                     1996               %                 1995            %
                                                  ----------       ----------          ----------     ----------
Segment
Plasma   -Source                                   $ 58,827           49.9%              $53,821         55.5%
         -Specialty                                  44,012           37.4                28,489         29.3
                                                  ----------       ----------          ----------     ----------
                                                    102,839           87.3                82,310         84.8
Immunotherapeutic products                           10,402            8.8                 7,254          7.5
Diagnostic products and services                      2,993            2.5                 4,201          4.3
Research and development                              1,587            1.4                 3,338          3.4
                                                  ----------       ----------          ----------     ----------

         Total                                     $117,821          100.0%              $97,103        100.0%
                                                  ==========       ==========          ==========     ==========


                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995


Sales. Sales for the second quarter of 1996 rose 19% to $58.3 million compared to $49.0 million for the second quarter of 1995. The increase was primarily attributable to increased volume of plasma shipments, primarily specialty plasmas.

Gross profit margin. Gross profit and related margin for the second quarter of 1996 was $14.7 million, or 25.2% of sales, compared to $11.9 million, or 24.4% of sales, in the second quarter of 1995. An improved sales mix, primarily from increased sales of higher margin specialty plasmas, and increased immunotherapeutic sales, accounted for the improved profitability.

Research and development expense. Research and development expense was $4.6 million, or 7.8% of sales for the second quarter of 1996 compared to $5.7 million or 11.7% of sales, in the second quarter of 1995. The decline in research and development expenditures in the second quarter over the comparable period in 1995 is attributed to higher development costs during 1995 for WinRho SD which was commercially launched in mid 1995.

Royalty expense. Royalty expense for the second quarter of 1996 was $1.1 million, or 1.9% of sales, compared to $.8 million or 1.6 % of sales, in the second quarter of 1995. Royalties associated with increased immunotherapeutic sales in 1996 accounted for the increase in expense.

Selling, general, and administrative expense. Selling, general and administrative expense was $6.7 million, or 11.5% of sales, for the second quarter of 1996 compared to $5.9 million, or 12.1% of sales, in the second quarter of 1995. While expenses decreased as a percentage of sales, the dollar increase resulted primarily from personnel related expenses.

Interest and other expense. Interest and other expense for the second quarter of 1996 was $0.6 million, or 1.1% of sales, compared to net interest income of $45,000, or 0.1% of sales, in the second quarter of 1995. Interest expense associated with the convertible subordinated notes issued during the first quarter of 1996 was primarily responsible for the increased expense.

Other factors. Provision for income taxes was $68,000 or an effective rate of 4% in the second quarter of 1996, compared to $2.1 million in the second quarter of 1995. The effective tax rate differs from the statutory rate of 35% primarily due to the reversal of a portion of the valuation allowance associated with NOL carryforwards. The provision for income taxes in the second quarter of 1995 reflects income taxes on NABI's stand-alone pre-tax income which could not be offset by pre-merger losses.

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


Sales. Sales for the first half of 1996 rose 21% to $117.8 million compared to $97.1 million for the first half of 1995. The increase was primarily attributable to increased plasma shipments, primarily specialty plasma, and increased immunotherapeutic sales.

Gross profit margin. Gross profit and related margin for the first half of 1996 was $29.4 million or 24.9% of sales, compared to $23.1 million, or 23.7% of sales, in 1995. An improved sales mix, resulting primarily from increased sales of higher margin specialty plasma and immunotherapeutic products, accounted for the improved profitability.

Research and development expense. Research and development expense was $9.9 million or 8.4% of sales, compared to $11.2 million or 11.6% of sales in the first half of 1995. The decline in research and development expenditures in the first half of 1996 over the comparable period in 1995 is attributed to higher development costs during 1995 for WinRho SD which was commercially launched in mid 1995.

Royalty expense. Royalty expense for the first half of 1996 was $2.3 million or 2% of sales, compared to $1.2 million or 1.2% in 1995. Royalties associated with increased immunotherapeutic sales in 1996 accounted for the increase in expense.

Selling, general and administrative expense. Selling, general and administrative expense was $12.7 million or 10.8% of sales compared to $11.1 million or 11.4% of sales in the first half of 1995. While expenses decreased as a percentage of sales, the dollar increase resulted primarily from additional personnel and sales and marketing expenses related to the product launch of WinRho SD in mid 1995.

Interest and other expense. Interest and other expense for the first half of 1996 was $1.2 million, or 1% of sales, compared to net interest income of $130,000 or 0.1% in 1995. The increase in interest expense resulted primarily from interest expense associated with the convertible subordinated notes issued during the first quarter of 1996.

Other factors. The provision for income taxes was $127,000 or an effective rate of 4% in the first half of 1996, compared to $4.0 million in 1995. The effective tax rate differs from the statutory rate of 35% primarily due to the reversal of a portion of the valuation allowance associated with NOL carryforwards. The provision for income taxes in the second half of 1995 reflects income taxes on NABI's stand-alone pre-tax income which could not be offset by pre- merger losses.

The first half of 1996 reflects an extraordinary charge of $.9 million, or $.03 per share, due to the immediate recognition and expense of debt issue costs associated with NABI's early extinguishment of its bank debt through the application of a portion of the net proceeds of the convertible subordinated notes issued during the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES


During the first quarter of 1996, NABI issued $80.5 million of 6.5% convertible subordinated notes due 2003 ("Notes") in a private placement. A portion of the net proceeds was used to repay a majority of NABI's outstanding bank indebtedness aggregating approximately $22.2 million and $18 million was used to retire all outstanding flexible term notes.

As of June 30, 1996, the Company's current assets exceeded current liabilities by $66.7 million as compared to a net working capital position of $14.7 million at December 31, 1995. The increase in working capital was principally due to the net proceeds from the issuance of the Notes. In addition, NABI's bank credit agreement, as amended through March 31, 1996, provides for a $20 million revolving credit facility. At June 30, 1996, NABI had no amounts outstanding under this credit facility.

The Company believes that cash on hand, available bank line of credit and cash flow from operations will be sufficient to meet its anticipated cash needs for the remainder of fiscal 1996.

                            FACTORS TO BE CONSIDERED


NABI's Annual Report on Form 10-K for the year ended December 31, 1995, Item 1, "BUSINESS-Factors to be considered," discusses certain factors that could cause NABI's actual results to differ materially from the results projected in forward-looking statements from time to time made by NABI or that otherwise affect NABI's results of operations and financial condition. These factors continue to apply, including those discussed under "--Government Regulation; Uncertainty of Regulatory Approvals" with regard to the Food and Drug Administration ("FDA") and NABI's H-BIG(R) product. In June, 1996 NABI received notification from the FDA that all non-virally inactivated immune globulin products available for use should be tested and found to be negative by a modified protocol for polymerase chain reaction methodology (PCR2) or evaluated by a test or procedure of equivalent sensitivity. NABI elected, voluntarily and without charge, to withdraw previously distributed lots of this product which had satisfied all official FDA release criteria then in effect and exchange them for products which have been tested by the FDA under the PCR2 modified protocol. None of the previously distributed product had failed to pass the official FDA release criteria in effect at the time the product was manufactured.



PART  II     --  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

NABI is a party to litigation in the ordinary course of business. NABI does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

In addition, NABI is a co-defendant with various other parties in numerous suits filed in the U.S. and Canada brought by individuals or their representatives who claim to have been infected with HIV as a result of either using HIV- contaminated products made by the defendants other than NABI or having familial relations with those so infected. The claims against NABI generally are based on either or both negligence and strict liability. One of the suits, filed in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida on May 23, 1995 (Case No. 95-10489 CA 02), purports to be a class action. The defendants in this suit, other than NABI, include Bayer, Armour Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter, Alpha Therapeutic Corporation and The National Hemophilia Foundation. The suits filed in Canada seek to impose liability on NABI as the successor to a company acquired by NABI in 1986.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at the Company's annual stockholder's meeting, which was held on May 31, 1996:

a)  Election of the following Board of Directors:


                                                                                VOTES
                                                             ------------------------------------------
                                                                   FOR                     WITHHELD
                                                             ------------------------------------------
               Paul Bogikes                                     28,404,309                  29,575

               John C. Carlisle                                 28,406,163                  27,721

               David L. Castaldi                                28,406,208                  27,676

               Joseph C. Cook, Jr.                              28,405,758                  28,126

               Brian H. Dovey                                   28,405,284                  28,600

               George W. Ebright                                28,405,608                  28,276

               David J. Gury                                    28,406,000                  27,884

               Richard A. Harvey, Jr.                           28,405,834                  28,050

               David A. Thompson                                28,406,158                  27,726




ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits
         11      Calculation of Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . . .   15
         27      Financial Data Schedule (for SEC use only) . . . . . . . . . . . . . . . . . . .   16

b.  Reports on Form 8-K:

         None


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NABI






DATE:  August 9, 1996      By:    /s/ Alfred J. Fernandez
                              -------------------------------------------------
                              ALFRED J. FERNANDEZ
                              Senior Vice President and Chief Financial Officer