Form 10-Q
period 1996-09-30
NABI /DE/
filed 1996-11-14
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D. C.   20549


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
                            EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM             TO            .
                                        -----------    -----------

                           COMMISSION FILE #0-4829-03



                                      NABI
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                                                                    59-1212264
---------------------------------------------------                         ---------------------------------------------------
(State or other jurisdiction of incorporation                                      (I.R.S. Employer Identification No.)
or organization)



                       5800 Park of Commerce Boulevard N.W., Boca Raton, FL                  33487
-------------------------------------------------------------------------------------------------------------------------------
                           (Address of principal executive offices)                         (Zip Code)



(Registrant's telephone number, including area code):          (561) 989-5800
                                                      -------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                              YES (X)      NO ( )

The number of shares outstanding of registrant's common stock at November 8, 1996 was 34,588,910 shares.

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                                      NABI


===============================================================================


                                     INDEX
                                     -----




PART I.   FINANCIAL INFORMATION                                                           PAGE #
          ---------------------                                                           ------


   ITEM 1.  FINANCIAL STATEMENTS ............................................................. 3

   Consolidated Balance Sheet, September 30, 1996 and December 31, 1995 ...................... 3

   Consolidated Statement of Operations for the three month and nine month periods ended
       September 30, 1996 and 1995  .......................................................... 4

   Consolidated Statement of Cash Flows for the nine month periods ended
       September 30, 1996 and 1995  .......................................................... 5

   Notes to Consolidated Financial Statements  ............................................... 6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS  ........................................................................ 9


PART II.  OTHER INFORMATION
          -----------------

   ITEM 1.  LEGAL PROCEEDINGS  ............................................................... 12

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  ................................................ 12


   Exhibit 11 - Calculation of Earnings per Share  ........................................... 14

PART I    FINANCIAL INFORMATION
Item 1      Financial Statements

                                      NABI
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      (UNAUDITED)
                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                          1996             1995
                                                                     -------------    -------------
   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $  14,839        $   3,991
     Investments                                                           12,670               --
     Trade accounts receivable, net                                        40,911           28,213
     Inventories, net                                                      25,950           22,646
     Prepaid expenses and other assets                                      4,562            2,380
                                                                        ---------        ---------
             TOTAL CURRENT ASSETS                                          98,932           57,230

PROPERTY AND EQUIPMENT, NET                                                53,830           42,697

OTHER ASSETS:
     Excess of acquisition cost over net assets acquired, net              18,015           18,882
     Intangible assets, net                                                10,118           11,048
     Other, net                                                            10,180            8,118
                                                                        ---------        ---------
TOTAL ASSETS                                                            $ 191,075        $ 137,975
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                             $   5,414        $   6,758
     Accrued expenses                                                      24,207           18,618
     Notes payable                                                          5,394           17,164
                                                                        ---------        ---------
             TOTAL CURRENT LIABILITIES                                     35,015           42,540

NOTES PAYABLE                                                              80,947           25,730
OTHER                                                                         315              263
                                                                        ---------        ---------
TOTAL LIABILITIES                                                         116,277           68,533
                                                                        ---------        ---------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, par value $0.10 per share:
        5,000 shares authorized; no shares outstanding                         --               --
     Common stock, par value $0.10 per share: 75,000 shares authorized,
        34,544 and 33,942 shares issued and outstanding, respectively       3,454            3,394
     Capital in excess of par value                                       135,174          133,100
     Accumulated deficit                                                  (63,830)         (67,052)
                                                                        ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                 74,798           69,442
                                                                        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 191,075        $ 137,975
                                                                        =========        =========

  The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          (UNAUDITED)               (UNAUDITED)
                                                      Three Months Ended        Nine Months Ended
                                                         September 30,             September 30,
                                                    -------------------      --------------------
                                                       1996        1995          1996        1995
                                                    -------------------      --------------------
SALES                                              $ 58,048    $ 49,631     $ 175,869   $ 146,734

COSTS AND EXPENSES:
  Costs of products sold                             44,762      37,271       133,226     111,315
  Research and development expense                    4,433       5,685        14,341      16,914
  Royalty expense                                     1,182         709         3,514       1,922
  Selling, general and administrative expense         5,549       6,302        18,274      17,435
                                                   --------     -------     ---------   ---------
OPERATING INCOME (LOSS)                               2,122        (336)        6,514        (852)

INTEREST AND OTHER INCOME                               290         271         1,076       1,089

INTEREST AND OTHER EXPENSE                           (1,271)       (841)       (3,263)     (1,529)
                                                   --------     -------     ---------   ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY CHARGE                            1,141        (906)        4,327      (1,292)

PROVISION FOR INCOME TAXES                              (46)     (1,803)         (173)     (5,776)
                                                   --------     -------     ---------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE             1,095      (2,709)        4,154      (7,068)

EXTRAORDINARY CHARGE                                     --          --          (932)         --
                                                   --------     -------     ---------   ---------
NET INCOME (LOSS)                                  $  1,095    $ (2,709)    $   3,222   $  (7,068)
                                                   ========    ========     =========   =========

EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary charge        $   0.03    $  (0.08)    $    0.12   $   (0.21)
  Extraordinary charge                                   --          --         (0.03)         --
                                                   --------     -------     ---------   ---------
  Net income (loss)                                $   0.03    $  (0.08)    $    0.09   $   (0.21)
                                                   ========    ========     =========   =========
WEIGHTED AVERAGE NUMBER OF SHARES AND
  COMMON SHARE EQUIVALENTS                           35,548      33,643        35,680      33,518
                                                   ========    ========     =========   =========




The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                ($ IN THOUSANDS)

                                                                                    (UNAUDITED)
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                            --------------------------
                                                                               1996             1995
                                                                            ---------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $  3,222          $  (7,068)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
  Depreciation and amortization                                               5,838              5,037
  Gain on market value of trading securities                                     --               (163)
  Provision for doubtful accounts                                               505                (71)
  Purchase of trading securities                                                 --             (4,036)
  Sales and redemptions of trading securities                                    --             13,907
  Extraordinary charge                                                          932                 --
  Other                                                                         341                232

  Change in assets and liabilities:
      Decrease (increase) in accounts receivable                            (13,203)            (3,778)
      Decrease (increase) in inventories                                     (3,304)            (1,632)
      Decrease (increase) in prepaid expenses and other assets               (2,181)              (454)
      Decrease (increase) in other assets                                    (1,048)            (2,375)
      Increase (decrease)  in accounts payable and accrued liabilities        4,462                369
                                                                           --------          ---------
  Total adjustments                                                          (7,658)             7,036
                                                                           --------          ---------
NET CASH USED BY OPERATING ACTIVITIES                                        (4,436)               (32)
                                                                           --------          ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of investments available for sale                               (18,190)                --
  Proceeds from sale of investments available for sale                        5,724                 --
  Collection on note receivable from stockholder                                 --                126
  Cash consideration for business acquisition                                    --             (6,075)
  Capital expenditures                                                      (14,829)           (18,822)
                                                                           --------          ---------
NET CASH USED BY INVESTING ACTIVITIES                                       (27,295)           (24,771)
                                                                           --------          ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible subordinated notes               77,884                 --
  Repayments of flexible term notes                                         (18,000)                --
  Borrowings of flexible term notes                                              --             12,936
  Repayments of term debt, net                                              (10,000)            (2,394)
  Repayments under line of credit, net                                       (6,760)             4,756
  Other debt                                                                 (2,320)             1,732
  Proceeds from the exercise of options and warrants                          1,775                542
                                                                           --------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    42,579             17,572
                                                                           --------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                10,848             (7,231)
CASH  AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                   3,991             12,132
                                                                           --------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 14,839           $  4,901
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

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 1996 and the consolidated results of its operations for the three month and nine month periods ended September 30, 1996 and 1995, respectively. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2      --      INVESTMENTS

At September 30, 1996, the Company had approximately $12.7 million in short-term investments. The investments consist of securities issued or guaranteed by the U.S. Treasury and U.S. Government Agency securities.

The following is a summary of securities available-for-sale as of September 30, 1996:



                                                AMORTIZED             UNREALIZED
         (In Thousands)                           COST             GAINS       LOSSES         FAIR VALUE
                                                ---------         --------------------       ------------
         U.S. Treasury Bill                     $  4,890                 -      $    34        $  4,856
         U.S. Government Agencies                  7,832                 -           18           7,814
                                                --------           -------      -------        --------
                  Total                         $ 12,722                 -      $    52        $ 12,670
                                                ========           =======      =======        ========

NOTE 3      --      INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:



                                                       SEPTEMBER 30,  DECEMBER 31,
              (In Thousands)                               1996           1995
                                                       ------------   -----------
              Finished goods                           $  22,008      $ 19,054
              Work in process                              2,042         1,255
              Raw materials                                7,450         6,405
                                                       ---------      --------
                                                       $  31,500      $ 26,714

              Less: valuation allowance                   (5,550)       (4,068)
                                                       ---------      --------

                                                       $  25,950      $ 22,646
                                                       =========      ========

NOTE 4      --     PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:



              (In Thousands)                           SEPTEMBER 30,  DECEMBER 31,
                                                           1996           1995
                                                       ------------   -----------
              Land and buildings                       $      5,528   $     5,551
              Furniture and fixtures                          4,288         3,691
              Machinery and equipment                        21,083        19,443
              Leasehold improvements                         13,714        12,055
              Construction in progress                       28,278        18,311
                                                       ------------   -----------
                                                             72,891        59,051
              Less: accumulated depreciation and
                amortization                                (19,061)      (16,354)
                                                       ------------   -----------

                                                        $    53,830   $    42,697
                                                        ===========   ===========

Interest capitalized in connection with construction of NABI's biopharmaceutical facility was $2,404 and $932 at September 30, 1996 and December 31, 1995, respectively.


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

For the quarter ended September 30, 1996, the provision for income taxes is comprised solely of state income taxes as a result of NABI recognizing net deferred tax benefits equal to its current federal income tax provision.


NOTE 7      --      RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1995 periods have been reclassified for comparative purposes.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
===============================================================================


The following is a discussion and analysis of the major factors contributing to the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1996 and 1995. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All amounts are expressed in thousands of dollars, except per share amounts.

                             RESULTS OF OPERATIONS
                             ---------------------

The following table sets forth the Company's results of operations expressed as a percentage of sales:


                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             --------------------  --------------------
                                               1996       1995       1996       1995
                                             ---------  ---------  ---------  ---------
Sales                                           100.0%    100.0%      100.0%    100.0%
Cost of products sold                            77.1      75.1        75.8      75.9
                                             --------   -------    --------   -------
Gross profit margin                              22.9      24.9        24.2      24.1
Research and development expense                  7.6      11.5         8.1      11.5
Royalty expense                                   2.0       1.4         2.0       1.3
Selling, general and administrative expense       9.6      12.7        10.4      11.9
                                             --------   -------    --------   -------
Operating income (loss)                           3.7       (.7)        3.7       (.6)
Interest and other income                          .5        .6          .6        .7
Interest and other expense                       (2.2)     (1.7)       (1.8)     (1.0)
                                             --------   -------    --------   -------
Income (loss) before provision for income
taxes
and extraordinary charge                          2.0      (1.8)        2.5       (.9)
Provision for income taxes                        (.1)     (3.6)        (.1)     (3.9)
                                             --------   -------    --------   -------
Income (loss) before extraordinary charge         1.9      (5.4)        2.4      (4.8)
Extraordinary charge                               --        --         (.6)       --
                                             --------   -------    --------   -------
Net income (loss)                                 1.9 %    (5.4)%       1.8%     (4.8)%
                                             ========   =======    ========   =======

Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                     THREE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------------
                                    1996       %        1995       %
                                  --------  --------  --------  --------
Segment
-------
Plasma -Source                    $ 29,951     51.6%   $ 25,867     52.1%
       -Specialty                   19,547     33.7      16,209     32.7
                                  --------  -------    --------  -------
                                    49,498     85.3      42,076     84.8
Immunotherapeutic products           6,571     11.3       4,186      8.4
Diagnostic products and services     1,566      2.7       1,979      4.0
Research and development               413       .7       1,390      2.8
                                  --------  -------    --------  -------

         Total                    $ 58,048    100.0%   $ 49,631    100.0%
                                  ========  =======    ========  =======

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                  ------------------------------------------
                                    1996       %           1995         %
                                  --------  --------    ---------   --------
Segment
-------
Plasma -Source                    $  88,778     50.5%   $  79,688      54.3%
       -Specialty                    63,559     36.1       44,698      30.5
                                  ---------  -------    ---------   -------
                                    152,337     86.6      124,386      84.8
Immunotherapeutic products           16,973      9.7       11,440       7.8
Diagnostic products and services      4,559      2.6        6,180       4.2
Research and development              2,000      1.1        4,728       3.2
                                  ---------  -------    ---------   -------
                                  $ 175,869    100.0%   $ 146,734     100.0%
         Total                    =========  =======    =========   =======

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


General. During the quarter ended September 30, 1996, NABI recorded a non-recurring charge of approximately $2 million resulting from its voluntary withdrawal of certain lots of H-BIG(R) distributed prior to 1996. The product withdrawal was in response to implementation of second generation polymerase chain reaction (PCR) testing requirements mandated by the Food and Drug Administration in June 1996. All H-BIG(R) products sold in 1996 have been tested with second generation PCR testing. Sales and net income were adversely affected by approximately $2 million for the quarter.

Sales. Sales for the quarter rose 17% to $58 million compared to $49.6 million for the third quarter of 1995. The increase was primarily attributable to increased volume of shipments and improved pricing for plasma and immunotherapeutic products, partially offset by the effects of the H-BIG(R) withdrawal as discussed above.

Gross profit. Gross profit and related margin for the third quarter of 1996 was $13.3 million, or 22.9% of sales, compared to $12.4 million, or 24.9% of sales, in the third quarter of 1995. Profitability was adversely affected primarily by NABI's voluntary withdrawal of certain H-BIG(R) lots as discussed above.

Research and development expense. Research and development expense was $4.4 million, or 7.6% of sales for the quarter compared to $5.7 million or 11.5% of sales, in the third quarter of 1995. The decline in research and development expenditures over the comparable period in 1995 is primarily attributed to the discontinuation of clinical trials for HyperGAM+CF TM during June 1996.

Royalty expense. Royalty expense for the quarter was $1.2 million, or 2% of sales, compared to $.7 million or 1.4% of sales, in the third quarter of 1995. Increased immunotherapeutic sales during the quarter compared to the third quarter of 1995 accounted for the increase in royalty expense.

Selling, general, and administrative expense. Selling, general and administrative expense was $5.5 million, or 9.6% of sales, for the quarter compared to $6.3 million, or 12.7% of sales, in the third quarter of 1995 due primarily to a reduction in personnel related costs, partially offset by an increase in the allowance for doubtful accounts arising from the insolvency of an immunotherapeutics customer.

Net interest expense. Net interest expense for the quarter was $1.0 million, or 1.7% of sales, compared to net interest expense of $.6 million, or 1.1% of sales, in the third quarter of 1995. Net interest expense increased primarily due to interest charges associated with the convertible subordinated notes issued during the first quarter of 1996. Capitalized interest associated with construction of NABI's biopharmaceutical facility increased during the quarter as compared to the third quarter of 1995. This partially offset the increase in net interest expense recognized during the quarter when compared to the comparable period in 1995.

Other factors. The provision for income taxes for the quarter was $46,000 compared to $1.8 million in the third quarter of 1995. The 4% effective tax rate differs from the statutory rate of 35% primarily due to the reversal of a portion of the valuation allowance associated with NOL carryforwards. The provision for income taxes in the third quarter of 1995 reflects income taxes on NABI's stand-alone pre-tax income which could not be offset by pre-merger losses.



                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 ---------------------------------------------


Sales. Sales for the year to date rose 20% to $175.9 million compared to $146.7 million for the nine months of 1995. The increase was primarily attributable to increased plasma shipments, primarily specialty plasma, and increased immunotherapeutic sales, partially offset by the effect of NABI's voluntary withdrawal of certain H-BIG(R) lots as discussed above.

Gross profit margin. Gross profit and related margin for the year to date was $42.6 million or 24.2% of sales, compared to $35.4 million, or 24.1% of sales, in 1995. An improved sales mix, resulting primarily from increased sales of higher margin specialty plasma and immunotherapeutic products, accounted for the improved profitability, which was partially offset by the withdrawal of certain H-BIG(R) lots as discussed above.

Research and development expense. Research and development expense was $14.3 million or 8.1% of sales, compared to $16.9 million or 11.5% of sales in the nine months of 1995. The decline in research and development expenditures in the year to date over the comparable period in 1995 is attributed to the discontinuation of clinical trials for HyperGAM+CF TM during June 1996 and lower development costs incurred during 1996 for WinRho SD(TM) which was commercially launched in mid 1995.

Royalty expense. Royalty expense for the year to date was $3.5 million, or 2% of sales, compared to $1.9 million or 1.3% in 1995. Increased immunotherapeutic sales during 1996 compared to 1995 accounted for the increase in royalty expense.

Selling, general and administrative expense. Selling, general and administrative expense was $18.3 million or 10.4% of sales compared to $17.4 million or 11.9% of sales in the nine months of 1995. While expenses decreased as a percentage of sales, the dollar increase resulted primarily from an increase in the allowance for doubtful accounts arising from the insolvency of a certain immunotherapeutics customer, additional personnel costs and increased freight expense.

Net interest expense. Net interest expense for the year to date was $2.2 million, or 1.2% of sales, compared to net interest expense of $.4 million or
 .3% in 1995. The increase in net interest expense resulted primarily from interest expense associated with the convertible subordinated notes issued during the first quarter of 1996. Capitalized interest associated with construction of NABI's biopharmaceutical facility increased during 1996 as compared to 1995. This partially offset the increase in net interest expense recognized during 1996 when compared to 1995.

Other factors. The provision for income taxes for the year to date was $173,000 compared to $5.8 million in 1995. The 4% effective tax rate differs from the statutory rate of 35% primarily due to the reversal of a portion of the valuation allowance associated with NOL carryforwards. The provision for income taxes for the year to date ended September 30, 1995 reflects income taxes on NABI's stand-alone pre-tax income which could not be offset by pre-merger losses.

The year to date ended September 30, 1996 reflects an extraordinary charge of $.9 million, or $.03 per share, due to the immediate recognition and expense of debt issue costs associated with NABI's early extinguishment of its bank debt through the application of a portion of the net proceeds of the convertible subordinated notes issued during the first quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


During the first quarter of 1996, NABI issued $80.5 million of 6.5% convertible subordinated notes due 2003 ("Notes") in a private placement. A portion of the net proceeds was used to repay a majority of NABI's outstanding bank indebtedness aggregating approximately $22.2 million and $18 million was used to retire all outstanding flexible term notes.

As of September 30, 1996, the Company's current assets exceeded current liabilities by $63.9 million as compared to a net working capital position of $14.7 million at December 31, 1995. The increase in working capital is principally due to the net proceeds from the issuance of the Notes. In addition, NABI's bank credit agreement, as amended through March 31, 1996, provides for a $20 million revolving credit facility. At September 30, 1996, NABI had no amounts outstanding under this credit facility.

The Company believes that cash on hand, available bank line of credit and cash flow from operations will be sufficient to meet its anticipated cash needs for the remainder of fiscal 1996.


                            FACTORS TO BE CONSIDERED
                            ------------------------


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

PART  II  --   OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               -----------------

NABI is a party to litigation in the ordinary course of business. NABI does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

In addition, NABI is a co-defendant with various other parties in numerous suits filed in the U.S. and Canada brought by individuals or their representatives who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than NABI or having familial relations with those so infected. The claims against NABI generally are based on either or both negligence and strict liability. One of the suits, filed in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida on May 23, 1995 (Case No. 95-10489 CA 02), purports to be a class action. The defendants in this suit, other than NABI, include Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter Healthcare Corporation, Alpha Therapeutic Corporation and The National Hemophilia Foundation. The suits filed in Canada seek to impose liability on NABI as the successor to a company acquired by NABI in 1986.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

a.  Exhibits

      11    Calculation of Earnings Per Share............................  14

      27    Financial Data Schedule (for SEC use)

b.  Reports on Form 8-K:

        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NABI






DATE:  November 12, 1996           By:  /s/  Alfred J. Fernandez
                                      ----------------------------------------
                                       ALFRED J. FERNANDEZ
                                       Senior Vice President and Chief
                                       Financial Officer