Form 10-K
period 1996-12-31
NABI /DE/
filed 1997-03-27
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                                   FORM 10-K
(Mark One)


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              December 31, 1996
                           ----------------------------------------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                       to
                                  ---------------------  ---------------------

  Commission file number               0-4829-03
                         -----------------------------------------------------


                                      NABI
                    ----------------------------------------
                              (Name of Registrant)


             Delaware                                    59-1212264
-------------------------------------------------------------------------------
(State or Jurisdiction of                               I.R.S. Employer
Incorporation or Organization)                     Identification Number



       5800 Park of Commerce Boulevard N.W., Boca Raton, Florida  33487
-------------------------------------------------------------------------------
     Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 1997, 34,715,116 shares of common stock were outstanding, of which 33,187,166 shares were held of record by non-affiliates. The aggregate market value of shares held by non affiliates was approximately $296,610,296 based on the closing price per share of such common stock on such date as reported by the NASDAQ National Market.

                      Documents Incorporated by Reference

     Portions of NABI's definitive Proxy Statement for its annual meeting of shareholders which NABI intends to file within 120 days after the end of NABI's fiscal year ended December 31, 1996 are incorporated by reference into Part III hereof as provided therein.

                                     PART I


ITEM 1. BUSINESS


OVERVIEW

     NABI is a vertically integrated biopharmaceutical company that supplies human blood plasma and develops and commercializes therapeutic products for the prevention and treatment of infectious diseases and immunological disorders. NABI is one of the world's largest suppliers of source plasma and specialty plasma which are sold to pharmaceutical and diagnostic companies or used in NABI's proprietary products. NABI collects plasma from an extensive donor base through 80 collection centers in the United States and 4 collection centers in Germany. During 1995 and 1996 NABI collected and processed approximately 2,020,000 and 2,322,000 liters of plasma, respectively. NABI also is developing a broad portfolio of therapeutic products to prevent and treat immune disorders and infectious diseases that includes two products approved by the United States Food and Drug Administration (the "FDA") and 13 products that are in development, including 6 in clinical trials. NABI has completed construction, and has commenced validation, of a new biopharmaceutical manufacturing facility designed to process plasma into immunotherapeutic products. In addition, NABI manufactures and markets human blood plasma-based diagnostic products and provides testing services on plasma and blood samples supplied by third parties.

     On November 29, 1995, Univax Biologics, Inc. ("Univax"), a publicly traded biopharmaceutical company developing and marketing products for the prevention and treatment of infectious diseases and their associated complications through the activation and targeting of the human immune system, was merged into NABI (the "Merger").


TRADEMARKS

NABI(R), WinRho SD (R), H-BIG(R), HIV-IG (TM), HyperGAM+CF (TM), StaphVAX (TM), StaphGAM (TM), H-BIG IV (TM), CMV NeutraGAM (TM), QS-21 Stimulon (TM), H-CIG IV
(TM), NeoGAM (TM), NorMLCera-Plus(R), ViroSure (TM), Sero-HIV(R), Sero-HCV(TM) and Sero-HBV(TM) are trademarks that are either owned or licensed by NABI.


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

     Plasma which contains high concentrations of specific antibodies is known as specialty plasma and is distinguished from source plasma, which does not have such high concentrations. Specialty plasma is used primarily to manufacture plasma-based immunotherapeutic products which bolster the immunity of patients to fight a particular infection or to treat certain immune system disorders. Following advances in intravenous therapy in the mid-1980s, use of specialty plasmas for therapeutic purposes significantly increased. Among the current uses for specialty plasmas are the production of products to prevent or treat hepatitis, ITP, Rh incompatibility in newborns, cytomegalovirus ("CMV") infections, tetanus and rabies. Specialty plasmas are also widely used for diagnostic and tissue culture purposes.

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

Immunotherapeutics

     Immunotherapeutic products include plasma-based immunoglobulin therapeutic products and vaccines. Immunotherapeutic products which are produced from specialty plasma contain a rich mixture of antibodies produced by healthy donors naturally or in response to exposure to particular component substances produced by a virus or bacteria. These specific polyclonal antibodies ("SPA"s) are administered to provide passive immunity against infection in immune-compromised patients or patients who are immediately at risk and therefore do not have time to mount their own antibody response.

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

     Vaccines play an important role in the development and production of immunotherapeutic products. They can be used as stimulating agents to cause the human body to produce SPAs. They also can provide long-term protection against exposure to a specific disease-causing substance or pathogen. When invaded by viruses, bacteria or other disease-causing organisms, the human body mounts an immune response, producing antibodies that target and help kill the invading pathogen. This natural immune response to an infection is termed "active immunity." Vaccines induce active immunity in the absence of an actual infection by presenting to the immune system dead or weakened organisms or purified components derived from the organism's surface. The immune system develops an active immune response to the vaccine and "remembers" that response just as it does for a natural infection. Vaccines can provide significant long-term protection because this "immune memory" results in a stronger and more rapid immune response upon subsequent exposure to the pathogen. Vaccines are powerful tools in the fight against infectious disease and have been largely responsible for the elimination of smallpox, polio, diphtheria, whooping cough and certain other diseases as major causes of death in the United States.

     In contrast to viral vaccines, bacterial vaccines generally cannot be based on dead or weakened organisms because bacteria produce many toxins that are dangerous even if the bacteria are no longer infective. Moreover, because of certain structural characteristics, protein-based bacterial vaccines are not likely to be broadly useful. One solution is to exploit the complex carbohydrates present on the surface of most bacteria.

STRATEGY

     NABI's objective is to become a leader in the development and marketing of proprietary plasma-based immunotherapeutic products and vaccines. The key elements of NABI's strategy include the following:

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

     Capitalize on Fully Integrated Development Capabilities. NABI's 84 plasma collection centers in the United States and Germany make NABI one of the world's largest suppliers of plasma to the pharmaceutical and diagnostic industries. NABI's 112 persons' research and development team based in Rockville, Maryland has the capabilities to develop multiple product opportunities simultaneously, and bring products through the clinical development and FDA approval processes. NABI also has an experienced sales and marketing organization currently consisting of 19 salespersons, and a distribution network adding about 100 more salespersons. In addition, NABI has completed construction and has begun validation of a new biopharmaceutical manufacturing facility in Boca Raton, Florida designed to process specialty plasma into immunotherapeutic products. NABI anticipates that it will receive requisite validation and FDA licensure of this facility in late 1998 or early 1999. NABI intends to capitalize on this fully integrated development capability to become a leader in the plasma-based immunotherapeutics industry.

     Focus on Products that Prevent and Treat Infectious Diseases. NABI is focusing its efforts on SPA-based immunotherapeutic products, such as H-BIG IV, WinRho SD, StaphGAM and CMV NeutraGAM, for immediate short-term protection against infectious diseases and their associated complications. In support of these efforts, NABI is developing vaccines, such as StaphVAX and StaphVax A/E, to be used as stimulating agents in humans to produce antibodies for its immunotherapeutic products and, potentially, as long-term protection against infection.

     Pursue Selected Product Strategic Alliance Opportunities. NABI has developed strategic alliances with Chiron Vaccines ("Chiron") and others to complement its in house research and development and product marketing capabilities, and intends to seek additional strategic alliances with others where appropriate. See "-Strategic Alliances, Licenses and Royalty Obligations."

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

Source Plasma

     NABI is one of the world's largest suppliers of human blood plasma to the pharmaceutical and diagnostic industries. During 1995 and 1996, NABI derived revenues of $108.3 million and $121.0 million, respectively, from the sale of source plasma, representing 63.9% and 58.2%, respectively, of NABI's total revenues from the sale of plasma.

Specialty Plasma

     During 1995 and 1996, NABI derived revenues of $61.2 million and $86.8 million, respectively, from the sale of specialty plasma, representing 36.1% and 41.8%, respectively, of NABI's total revenues from the sale of plasma.

     NABI identifies potential specialty plasma donors through internal screening and testing procedures. NABI also has developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. Through NABI's nationwide operating base and access to its large and diverse donor base, NABI believes it has a strategic advantage in its ability to collect specialty plasmas.

     NABI's principal specialty plasmas include:

- Anti-Tetanus Plasma. NABI is a major supplier of tetanus-rich plasma to manufacturers of tetanus immunotherapeutic products, which provide a short-term boost in immunity to patients exposed to tetanus.

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

- Anti-D Plasma. Specialty plasma containing anti-D antibody has long been used when there is a mismatch between a mother's Rh factor and that of her fetus. Plasma collected from donors who have natural levels of anti-D antibody or who have been vaccinated to raise their anti-D antibody levels is used to make products to protect the infant. NABI has proprietary donor stimulation and management programs which enhance its ability to increase collection of anti-D plasma. WinRho SD, an immunotherapeutic product that NABI markets in the United States, is produced from anti-D plasma.

- HAV Plasma. Plasma which is rich in antibodies against the hepatitis A virus ("HAV") is available from the small percentage of the population that has been exposed to the hepatitis A virus. HAV plasma is used to augment general intravenous immunotherapeutic products to provide protection from this virus.

- CMV Plasma. Many potential CMV antibody-positive donors have been exposed to CMV. By screening its large donor population, NABI can identify individuals with high concentrations of CMV antibodies in their plasma, and supply the plasma to product manufacturers to enhance intravenous products and to produce specific CMV immunoglobulin therapeutic products.

- Rabies Plasma. NABI is a major supplier of rabies antibody-rich plasma to manufacturers of rabies immunotherapeutic products, which provide a short-term boost in immunity to patients exposed to the rabies virus.

Immunotherapeutic Products

     NABI is developing and marketing products for the prevention and treatment of infectious diseases and their associated complications through activation and targeting of the human immune system. NABI is focusing its efforts principally on SPA-based immunotherapeutic products. NABI also is developing vaccines to be used principally as stimulating agents in humans to produce antibodies for immunotherapeutic products and also, potentially, as long-term protection against infection. NABI is concentrating its vaccine development efforts on vaccines for bacterial infections, particularly those that are hospital-acquired or associated with chronic disease. NABI is developing a broad product line that includes two currently marketed immunotherapeutic products approved by the FDA and 13 products that are in development, including six products in clinical trials.

     NABI believes that it has research capability in the development of bacterial vaccines based on carbohydrates, carbohydrate/protein compounds and recombinant DNA technology. NABI's specific capabilities in the development of carbohydrates and carbohydrate/protein compound bacterial vaccines include, among others, broad expertise in the molecular and cellular biology of bacterial pathogens, and the ability to develop cell lines and manufacturing processes that maximize the production of carbohydrates and proteins.

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


      PRODUCTS               POTENTIAL APPLICATIONS                                STATUS
==================================================================================================================
H-BIG                  Hepatitis B                          Product License Application ("PLA")
                                                            approved; marketing
------------------------------------------------------------------------------------------------------------------
WinRho SD              ITP and Rh isoimmunization           PLA approved; marketing
------------------------------------------------------------------------------------------------------------------
WinRho SD              Additional autoimmune conditions     Phase IV clinical trial in progress
------------------------------------------------------------------------------------------------------------------
HIV-IG                 HIV/AIDS transmission from mother    Phase III clinical trial in progress in
                       to fetus                             collaboration with the National Institutes of
                                                            Health (the "NIH")
------------------------------------------------------------------------------------------------------------------
HIV-IG                 HIV/AIDS therapy in children         Phase II clinical trial in progress in collaboration
                                                            with the NIH
------------------------------------------------------------------------------------------------------------------
StaphVAX               Staph A infections (vaccine)         Phase II clinical trial completed; follow-on
                                                            dosing studies in hemodialysis patients completed
------------------------------------------------------------------------------------------------------------------
StaphGAM               Staph A infections                   Donor stimulation in progress; Phase I/II
                                                            with purified antibody to begin in 1997
------------------------------------------------------------------------------------------------------------------
H-BIG IV               Hepatitis B reinfection in liver     Bioequivalence trial completed; pivotal
                       transplant patients                  clinical trial to begin in 1997
------------------------------------------------------------------------------------------------------------------
CMV NeutraGAM          CMV in renal transplant patients     Donor stimulation in progress and Phase I/II
                                                            clinical trial to begin in 1997
------------------------------------------------------------------------------------------------------------------
H-CIG IV               Hepatitis C reinfection in liver     Preclinical; donor screening in progress
                       transplant patients
------------------------------------------------------------------------------------------------------------------
StaphVAX A/E           Staph epi infections (vaccine)       Preclinical
------------------------------------------------------------------------------------------------------------------
StaphGAM A/E           Staph A and Staph epi infections     Preclinical
------------------------------------------------------------------------------------------------------------------
NeoGAM                 Staph A and Staph epi infections in  Preclinical
                       neonates
------------------------------------------------------------------------------------------------------------------
Other vaccines and
other anti microbials  Various                              Preclinical
------------------------------------------------------------------------------------------------------------------

H-BIG

     Despite the availability of hepatitis B vaccines, hepatitis B infection has spread rapidly and now affects approximately 300 million people worldwide. The Centers for Disease Control and Prevention (the "CDC") recommends that newborn infants of mothers who are hepatitis B-positive be inoculated with both hepatitis B immune globulin and a hepatitis B vaccine. NABI estimates that the worldwide market for the current formulation and indications of H-BIG is estimated to be approximately $200 million. H-BIG is an intramuscular SPA product used following exposure by blood transfusion, accidental ingestion, transmission from a hepatitis B antigen-positive mother or sexual exposure. NABI believes that H-BIG which has been marketed since 1977, was the first hepatitis B plasma-based immunotherapeutic product to be licensed by the FDA. NABI has marketed H-BIG since September 1992 when it acquired the product from Abbott Laboratories ("Abbott"). NABI is obligated to pay a royalty to Abbott on net sales of H-BIG through September 2002.

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

     Management estimates that in the United States, there are currently approximately 130,000 individuals who suffer from primary ITP or ITP secondary to HIV infection. Approximately 20,000 of these cases are primary ITP; the remaining 110,000 patients suffer from chronic ITP secondary to HIV infection, which represents 11% of the estimated one million HIV-positive individuals in the United States today.

     Current therapies for ITP include steroids, standard IVIG, splenectomy and chemotherapeutic agents. These therapies all have significant drawbacks. Steroids and chemotherapy result in many undesirable side effects and cannot be used for long-term maintenance. Standard IVIG must be given in large doses, which are expensive, require several hours to administer and often lead to adverse reactions. Splenectomy procedures subject patients to the inherent risks of surgery plus a resulting life-long susceptibility to severe infection. Zidovudine ("AZT") or other antiviral drugs also can be used to treat ITP in HIV-positive patients, but only 50% of treated patients show a significant platelet response to these drugs. NABI believes that the effective use of WinRho SD avoids many of these drawbacks including the need for a splenectomy. Unlike steroids and chemotherapy, WinRho SD can be used for long-term treatment of chronic ITP. Also, compared to standard IVIG, WinRho SD is relatively less expensive and also is less time-consuming in its administration. In addition, the product presents no surgical risk and, unlike AZT, has demonstrated consistency in its ability to elicit a platelet response.

     Rh isoimmunization occurs when a woman with Rh negative blood type becomes pregnant with an Rh positive fetus. The woman's immune system recognizes the fetal blood cells as foreign and develops antibodies that can attack the fetus and threaten future Rh pregnancies. Rh isoimmunization can be suppressed by treating the mother with antibodies that suppress this toxic reaction. There are currently three competitive immunotherapeutic products licensed in the United States for the suppression of Rh isoimmunization. These products are typically priced at lower levels than WinRho SD and, as a result, NABI does not anticipate significant sales of WinRho SD for Rh isoimmunization.

     NABI commenced marketing WinRho SD, for which it has exclusive marketing rights in the United States only, in mid-1995 under a license and distribution agreement with Cangene Corporation, formerly Rh Pharmaceuticals, Inc. ("Cangene"). WinRho SD for the treatment of ITP has been designated an Orphan Drug.

NABI plans to conduct in 1997 three Phase IV clinical trials for WinRho SD for the following indications: acute pediatric ITP, splenectomy sparing in chronic ITP of adults and refractory platelet alloimmunization. See "-Strategic Alliances, Licenses and Royalty Obligations" and "-Government and Industry Regulation-Orphan Drug Act."

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

     AZT is used to reduce the transmission of the HIV virus from mother to the unborn child, and is currently being used in conjunction with HIV-IG in a Phase III clinical trial presently being conducted by the National Heart, Lung and Blood Institute, in collaboration with the National Institute of Child Health and Human Development and the National Institute of Allergy and Infectious Disease (collectively, the "Institutes"). However, the therapeutic goal of HIV-IG is to further lessen the transmission of the virus, and therefore HIV-IG would, if effective, prove to be more beneficial than AZT used alone. Other approaches to the problem of HIV transmission from mother to unborn child are being developed by competitors and are in early experimental stages, and it is too early to discern the benefits and drawbacks of such approaches.

     The Phase III clinical trial being conducted by the Institutes is intended to determine whether HIV-IG will prevent the vertical transmission of HIV/AIDS from HIV-positive mothers to their unborn children. This trial is expected to be completed in 1999. The cost to the Institutes of this trial is estimated to be in excess of $20 million. Participants in this trial receive HIV-IG together with AZT while a control group receives a non-HIV-specific immune globulin and AZT.

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

     Severe Trauma Patients. Patients suffering from severe trauma (i.e., Level I trauma center intensive care unit ("ICU") admissions) are at a 40% risk of acquiring an infection while in the hospital. Approximately 30% of these infections are due to staphylococcal bacteria (20% Staph A and 10% Staph epi). The majority of these infections occur within the first week after admission, but there is also a substantial long-term risk of infection in these patients due to the extended hospital stays often required. It currently is estimated that approximately 3% of the 3.6 million trauma victims admitted to hospitals each year in the United States are Level I trauma center ICU admissions.

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

     Low Birth Weight Neonates (LBWN). There are approximately 430,000 pre-term infants born in the United States each year. Of these, some 50,000 are considered LBWN. This group is highly susceptible to invasive staphylococcal disease and 17% of infection in these infants are caused by Staph A.

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

     StaphGAM contains high levels of antibodies against the two most important clinical strains of Staph A. StaphGAM is designed to provide immediate, on-demand protection for patients who suddenly find themselves at high, short-term risk of Staph A infection or for patients who are immune-compromised and cannot respond effectively to a vaccine. Consequently, this SPA product might be used in patients who are at short and long-term risk of contracting Staph A infections. Even in those patient groups in which the incidence of staphylococcal infection is relatively low, such as cardiac surgery patients, the consequences of an infection can be so severe that NABI believes that administration of the SPA product to all patients may be deemed medically appropriate.

     NABI is producing StaphGAM by stimulating healthy plasma donors with an immunizing agent. NABI began a preliminary donor stimulation program with this immunizing agent in July 1994, which was recently concluded. A six-month follow-on donor stimulation trial was initiated in September 1995. NABI expects to commence in 1997 a Phase I/II clinical trial using StaphGAM in low birth weight neonates.

     NABI's goal is to use the same immunizing agent that stimulates antibodies in healthy plasma donors for the production of StaphGAM as a vaccine in high risk patient populations. This vaccine, StaphVAX, is a carbohydrate/protein compound intended to elicit high levels of antibodies against the two bacterial strains responsible for over 90% of clinically important Staph A infections. StaphVAX is based on patented vaccine technology in-licensed by NABI from the NIH. See "-Strategic Alliances, Licenses and Royalty Obligations." A Phase
II trial using StaphVAX in continuous ambulatory peritoneal dialysis patients was completed in 1995. The clinical trial showed the vaccine to be safe but ineffective. Two possible explanations for the inability of StaphVAX to prevent infections related to peritoneal dialysis in vaccinated patients are that the immunogenicity of the vaccine was too low due to suboptimal vaccine dosing or that antibodies in the bloodstream are unable to affect infection in certain anatomic areas, such as the peritoneum. Like peritoneal dialysis patients, hemodialysis patients with kidney disease also have high Staph A infection rates. In contrast to CAPD patients, however, the Staph A infections contracted by hemodialysis patients are primarily bloodborne and may be more accessible to Staph A antibodies. As a result, NABI designed and initiated a Phase II clinical trial with StaphVAX in hemodialysis patients in 1996.
Results of this trial indicated that higher doses of StaphVAX in patients with end stage renal disease were able to induce levels of antibodies similar to that achieved in normal healthy volunteers. This result led NABI to reformulate StaphVAX to permit higher dosing. NABI anticipates beginning Phase III clinical studies of the reformulated StaphVAX in hemodialysis patients in 1997.

H-BIG IV

     One of the severe side effects of hepatitis B infection is deterioration of the liver, resulting in the need for liver transplantation. NABI believes that up to 20% of the current eligible liver transplant population is comprised of hepatitis B patients. These patients are at high risk for liver reinfection with the hepatitis B virus once the transplant is completed. Reinfection causes the process of liver deterioration to recur, and, as a result, most transplant centers consider hepatitis B-infected patients to be poor candidates for transplantation. A significant number of transplant centers have policies precluding these patients from the transplant population, given the relative scarcity of available livers and poor prognosis for such patients. Due to these policies, liver transplants of hepatitis B-infected patients represented only 5% of the approximately 3,900 liver transplants performed in the United States in 1995.

     There are no products similar to H-BIG IV available in the United States. In Europe, however, certain manufacturers are currently producing substantially similar products. If H-BIG IV proves successful and receives FDA approval, and subsequent approval in the United States medical community results in the relaxation of prohibitions against conducting liver transplants in hepatitis B patients, management estimates that the number of hepatitis B patients receiving liver transplants could double each year.

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

     NABI filed an Investigation for New Drug ("IND") application for H-BIG IV in July 1994 for the specific indication of use for hepatitis B liver transplant cases. In 1997, NABI intends to begin human clinical trials studying safety and pharmacokinetic tests in liver transplant patients. H-BIG IV has been granted Orphan Drug status. See "-Government and Industry Regulation - Orphan Drug Act."

CMV NeutraGAM

     CMV, a member of the herpes virus family, is widely prevalent throughout the world. Although most infections are without symptoms, CMV causes significant clinical disease in individuals with weakened immune systems, including transplant recipients and HIV infected individuals, and is the most common cause of virally produced birth defects (such as congenital deafness and mental retardation). CMV commonly affects renal transplant recipients and is a significant risk factor which could result in fever after a transplant, followed by leukopenia, graft failure and death. There were approximately 10,000 kidney transplants performed in the United States in 1994 and approximately 9,000 in Europe. It is estimated that 50% to 80% of these patients can develop CMV infection. In addition, CMV infection is a known complication in bone marrow transplant recipients, of which there were approximately 3,500 in the United States and 3,500 in Europe in 1994. CMV is also a major risk in other solid organ transplant patients, including those undergoing heart, liver or small bowel transplants. Approximately 8,000 people underwent solid organ transplants (excluding kidney transplants) in the United States in 1994, and approximately 2,000 in Europe. In heart transplant recipients, CMV may play a role in the development of accelerated coronary graft atherosclerosis which is responsible for the majority of late cardiac graft failure and resulting patient morbidity and mortality.

     Preliminary laboratory evaluation of antibody concentration in plasma of subjects immunized with a Chiron CMV vaccine candidate indicates that the plasma contains significantly higher levels of CMV neutralizing antibodies than currently available screened plasma used in other manufacturers' products. The higher levels of specific antibody may allow the product to be administered in lower doses with a potential for fewer side effects, shorter infusion times or improved efficacy. The higher concentration product might also allow the product to be injected directly into muscle. NABI expects to begin Phase I/II clinical trials with CMV NeutraGAM in 1997.

H-CIG IV

     H-CIG IV is designed to prevent reinfection in liver transplant patients who test positive for hepatitis C antibody at the time of transplant. NABI believes that hepatitis C infection is actually more prevalent among liver transplant patients than hepatitis B. Hepatitis C was an under-recognized contributor to morbidity and hospitalization in liver transplant patients until recently when a diagnostic test specific for hepatitis C became widely available. Hepatitis C is not as lethal as hepatitis B; however, it does have significant economic impact because it contributes to frequent hospitalizations when it occurs in liver transplant patients.

     NABI expects to initiate a study in chimpanzees of H-CIG IV in 1997. Because NABI's H-CIG IV is the first product to provide hepatitis C antibody for clinical use, no data exists to predict the efficacy and the dose level of H-CIG IV that will produce the best combination of safety and efficacy, other than experience with H-BIG IV. NABI has applied for Orphan Drug status for H-CIG IV.

StaphVAX A/E, StaphGAM A/E, NeoGAM

     NABI plans to develop a second generation vaccine product, StaphVAX A/E, which is directed to both Staph A and Staph epi. Staph epi is the second most clinically significant Staphylococcus species. The Staph epi components of StaphVAX A/E are undergoing preclinical testing and process development. The vaccine is expected to contain the two previously identified Staph A carbohydrates and one to three Staph epi antigens present on the surface of the bacteria. It recently has been shown that antibodies to these Staph Epi antigens bind the Staph epi strains responsible for over 90% of Staph epi infections.

     In connection with StaphVAX A/E, NABI plans to develop a second-generation SPA product, StaphGAM A/E, containing antibodies to both Staph A and Staph epi. Development of this product is expected to involve stimulating donors with immunizing agents against both Staph A and Staph epi.

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

Diagnostic Products and Services

     NABI is a supplier of infectious disease, quality assurance and specialty plasma-based products to in-vitro diagnostic (IVD) manufacturers, regulatory agencies and testing laboratories. NABI seroconverter panels and reactive/disease-state plasma are utilized by IVD manufacturers in the development and production of test assays. NABI also offers a Clinical Trial Service to assist IVD manufacturers with regulatory submissions.

     Regulatory agencies in the U.S.A. and Europe also use NABI's products to evaluate test kits for licensure. Once test kits reach the end-user testing laboratory, NABI's ViraSure external run controls and proficiency panels are used to assure testing for blood screening and infectious disease diagnostics.


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

Other Licenses and Royalty Obligations

     As part of the purchase price for the acquisitions of H-BIG and HIV-IG, NABI is obligated to pay Abbott a royalty based on net sales of H-BIG through September 2002 and a royalty based on net sales of HIV-IG in each country for which NABI acquired patent rights to HIV-IG from Abbott. The HIV-IG royalty obligation terminates on a country-by-country basis beginning 20 years after NABI's first commercial sale of the product in the country or such shorter period in any country as may be required under applicable law. If NABI employs the viral inactivation step currently contemplated for the manufacture of H-BIG, it also will be obligated to pay a royalty to the New York Blood Center, Inc. based upon net sales of this product.

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

     In June 1996, NABI's collaborative agreement with Genzyme Corporation was terminated based on a mutual agreement to halt the Phase II trial of HyperGAM+CF after an interim analysis of the data did not show efficacy in reducing the number of acute pulmonary exacerbations in trial participants.

RESEARCH AND DEVELOPMENT

     NABI has approximately 112 employees involved in research and development programs. Research and development expenses were 10.3% and 7.0% of sales in 1995 and 1996 respectively.

MARKETING AND SALES

Plasma

     NABI sells plasma to approximately 20 pharmaceutical and diagnostic product manufacturers, most of which have been customers of NABI for many years. These customers constitute most of the worldwide purchasers of human blood plasma. NABI markets its plasma through its internal sales staff.

     Customers to which sales exceeded 10% of NABI's annual consolidated sales in the last three fiscal years ending December 31, 1996 were: Baxter Healthcare Corporation ("Baxter"), Immuno Trading AG ("Immuno") and Centeon Pharma GmbH in 1994; Baxter, Bayer Corporation ("Bayer") and Immuno in 1995; and Baxter, Bayer and Biotest Pharma GmbH in 1996. Aggregate sales of source and specialty plasma to these customers were approximately $81 million, $92 million and $107 million, or 49%, 47% and 45% of total sales for the years ended December 31, 1994, 1995 and 1996, respectively.

     NABI generally sells its plasma under contracts ranging from one to five years which, with the exception of the Baxter contract discussed below, allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract year and fixed for that year, subject to price changes to reflect changes in customer specifications or price adjustments to compensate NABI for increased costs associated with new governmental testing regulations. Consequently, NABI may be adversely or beneficially affected if changes in donor fees or other costs of producing and selling plasma rise or fall during the year.

     Effective January 1, 1994, NABI entered into two separate agreements with terms of five years and three years, respectively, to supply source plasma to Baxter. Under these agreements, Baxter purchased an aggregate of 551,000 liters of source plasma in 1996 and is obligated to purchase an aggregate of approximately 450,000 liters of source plasma during 1997. Under the five-year agreement with Baxter, which covered 414,000 liters of the plasma sold to Baxter in 1996, the price NABI will receive for plasma adjusts periodically to reflect changes in NABI's principal costs for the collection of plasma.

Immunotherapeutics

     NABI currently has a marketing and sales staff of approximately 32 individuals. Of this number, 13 people are part of the field sales force and the remainder are responsible for marketing, reimbursement and customer service activities. Inventory maintenance and distribution to pharmacies is handled by regional stocking distributors that specialize in the sale and distribution of blood products and other biologics. These distributors have extensive telemarketing operations, have been trained in the sale of NABI products by the NABI sales and marketing staff and have a combined field sales force of approximately 100 individuals. NABI also has distribution arrangements with selected home healthcare companies. In addition, certain of NABI's collaborators have marketing responsibilities in connection with the immunotherapeutic products that are intended to result from the collaborations. See "-Strategic Alliances, Licenses and Royalty Obligations."

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

Diagnostic Products and Services

     NABI markets diagnostic products and services through its own sales organization and, through independent distributors in the United States, Europe and Asia.

SUPPLY AND MANUFACTURING

Plasma Collection Process

     NABI currently collects and processes plasma from 84 plasma collection centers located in 31 states and Germany, including nine independently owned centers which under contract supply their entire plasma collection output to NABI. Each United States center is licensed and regulated by the FDA. Most of NABI's centers are located in urban areas and many are near universities and military bases. During 1996, NABI processed a monthly average of approximately 3,000 collection procedures per center.

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

     Effective recruitment, management and retention of donors are essential to NABI's plasma business. NABI seeks to attract and retain its donor base by utilizing competitive financial incentives which NABI offers for the donation of the plasma, by providing outstanding customer service to its donors, by implementing programs designed to attract donors through education as to the uses of plasma, by encouraging groups to have their members become plasma donors and by improving the attractiveness of NABI's plasma collection facilities. NABI has also expanded its donor base by adding collection centers through acquisitions. Since January 1994, NABI has acquired 33 plasma collection centers and added 3 other centers through a contract for their entire supply of plasma.

Immunotherapeutics

     NABI collects and supplies the specialty plasma necessary for the manufacture of H-BIG. In August 1995, NABI entered into an agreement with Michigan Biologic Products Institute ("MBPI") (formerly, Michigan Department of Public Health) pursuant to which MBPI, subject to receiving FDA approval, will formulate, process and package H-BIG. NABI anticipates receiving product from MBPI by late 1997 or early 1998, although there can be no assurance that product will be available at this time. Abbott, NABI's previous manufacturer of H-BIG, has supplied NABI with a sufficient inventory of H-BIG to satisfy NABI's historical requirements for the product through 1997, assuming no rejection of, or delay in, release of lots of H-BIG by the FDA. See "-Factors to be Considered-Dependence upon Third Parties to Manufacture Product" and "Factors to be Considered-Government Regulation; Uncertainty of Regulatory Approvals." NABI's agreement with MBPI has a five-year term commencing upon the date MBPI receives FDA approval, although either party may terminate the agreement upon 12 months' notice. NABI has completed construction, and has begun FDA validation, of a biopharmaceutical manufacturing facility which is designed to allow NABI to formulate, process and package H-BIG. NABI does not anticipate that the facility will be able to produce H-BIG for commercial sale at least until 1998.

     NABI is required to purchase its requirements of WinRho SD from Cangene, which has granted to NABI exclusive marketing rights to the product in the United States. NABI does not have manufacturing rights for WinRho SD.

     NABI manufactures its clinical supplies of HIV-IG, StaphGAM, CMV and its diagnostic products at its facility in Miami, Florida. NABI manufactures vaccines for clinical trials at its pilot production facility in Rockville, Maryland.

PATENTS AND PROPRIETARY RIGHTS

     NABI's success will depend, in part, on its abilities to obtain or in-license patents, and to protect trade secrets and other intellectual property rights. NABI has acquired title or licenses to a number of patents or patent applications of others and has filed two patent applications of its own. There can be no assurance that existing patent applications will mature into issued patents, that NABI will be able to obtain additional licenses to patents of others or that NABI will be able to develop additional patentable technology of its own. See "-Strategic Alliances, Licenses and Royalty Obligations" and "-Factors to Be Considered-Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights."

     NABI has been notified by the European Patent Office that NABI has been allowed a patent for HIV-IG, giving NABI commercial protection in 12 European countries until the year 2008. NABI also has patents for HIV-IG in Australia, New Zealand and Japan, and has patent applications for HIV-IG pending in various other foreign countries. NABI jointly owns these HIV-IG patents and applications with the University of Minnesota, which is entitled to practice the technology contained in the patent and sell a product based on the patent in such countries to the same extent as NABI. NABI has no pending patent application for HIV-IG in the United States. An unrelated third party holds a United States patent for a product similar to HIV-IG. If this patent withstands any challenge by NABI or others, NABI may be required to obtain a license from the patent holder in order to market HIV-IG in the United States. While NABI believes that, if necessary, it will be able to obtain such a license on commercially acceptable terms, there can be no assurance that NABI will be successful. If NABI is successful in perfecting Orphan Drug status for HIV-IG prior to the unrelated patent holder, such holder would be barred from selling a product for the same indication as HIV-IG for seven years notwithstanding its patent.

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

     NABI continually pursues its commitment to quality and compliance with applicable FDA regulations through its own internal quality assurance programs. NABI continuously trains all levels of its employees, from managers and regional managers through individual employees in each of its centers. At least once each year on a formal basis, and more frequently on an informal basis, NABI performs regulatory and quality assurance audits of each of its facilities. As part of its commitment to quality, NABI has embraced the Quality Plasma Program ("QPP") which was initiated by the American Blood Resources Association, a trade group which establishes standards for plasmapheresis centers. QPP imposes standards for plasmapheresis centers in addition to those presently required by the FDA. QPP certification is proving increasingly significant, because many customers will only purchase plasma which has been collected in QPP certified centers. All of NABI's domestic-owned centers are QPP certified centers. While plasma collection costs have increased and the available donor supply has been affected industry-wide as a result of the QPP as well as additional blood plasma testing requirements imposed by the FDA, NABI believes that additional testing and standards may ultimately benefit NABI because it may be better able to satisfy the higher standards than some of its competitors which may not have the technical and financial resources to meet new standards.

     Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of plasma and plasma components collected outside the country's borders or, in the case of certain European countries, outside of Europe. To date, these efforts have not led to any meaningful restriction on the importation of plasma and plasma components and have not adversely affected NABI. There can be no assurance, however, that such restrictions will not be imposed in the future and that NABI will not be adversely affected. As a partial response to this risk, NABI acquired or established four plasma collection centers in Germany. The German centers currently do not collect material amounts of plasma in relation to the demand for plasma from NABI's European customers. While NABI currently intends to increase its European plasma collections, there can be no assurance that it will be successful or that it will be able to serve all or most of the needs of its foreign customers from European plasma collections.

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

     Preclinical studies are conducted on laboratory animals to evaluate the potential efficacy and safety of a product. The results of preclinical studies are submitted as part of the IND application, which must become effective pursuant to FDA regulations before human clinical trials may begin. The initial human clinical evaluation, Phase I trials, generally involve administration of a product to a small number of healthy persons. The product is tested for safety, dosage, tolerance, metabolism and pharmacokinetic properties. Phase II trials generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. Phase III trials generally examine the clinical efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. The results of the preclinical and clinical trials are submitted after completion of the Phase III trials in the form of a PLA for approval to commence commercial sales. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

     Among the requirements for product license approval is the requirement that the prospective manufacturer's methods conform to the FDA's Good Manufacturing Practice ("cGMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

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

     NABI anticipates following different regulatory approval paths for immunizing agents to be used solely to stimulate antibody production for immunotherapeutic products as contrasted with immunizing agents it is developing as vaccine products. For immunizing agents to be used solely to stimulate antibody production for immunotherapeutic products, NABI intends to conduct donor stimulation trials to demonstrate the safety and immunogenicity of the immunizing agents in subjects who donate plasma. Upon satisfactory completion of such trials, donor stimulation programs will be initiated to provide immunotherapeutic products to be used in Phase I/II and Phase III clinical trials conducted by NABI. Upon satisfactory completion of the Phase III polyclonal antibody trials, PLA approval would be sought concurrently for the immunotherapeutic product for the applicable disease indication and for the immunizing agent used to produce the immunotherapeutic product, with donor stimulation as the only approved indication requested for the immunizing agent. NABI intends to follow the customary Phase I through Phase III approval procedures for immunizing agents it is developing as vaccine products. NABI has received permission from the FDA to conduct donor stimulation programs using the Staph A and CMV immunizing agent. No assurance can be given, however, that the FDA will permit NABI to begin donor stimulation using other immunizing agents before obtaining regulatory approval of the immunizing agents as vaccine products. If the FDA were to require NABI to secure such regulatory approvals for the immunizing agents to be used in donor stimulation before commencing clinical trials on the immunotherapeutic products to be produced using such immunizing agents, the overall regulatory approval process for NABI's immunotherapeutic products could be longer than that normally required for biological products.

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

Orphan Drug Act

     Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, for which the sponsor establishes that it does not realistically anticipate its product sales in the United States will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first PLA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. WinRho SD has received Orphan Drug protection for the treatment of ITP and has obtained Orphan Drug status for certain other indications and certain other of NABI's products under development have obtained Orphan Drug status. See "-Factors to Be Considered-Uncertainty of Orphan Drug Designation."

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


PRODUCT LIABILITY AND INSURANCE

     The processing and sale of NABI's plasma and plasma-based and immunotherapeutic products involve a risk of product liability claims. See "Item 3 - Legal Proceedings." NABI currently maintains commercial general (including product and professional liability) insurance. There can be no assurance that the coverage limits of NABI's insurance policy and/or any rights of indemnification and contribution that NABI may have will offset existing or future claims. A successful claim against NABI with respect to an uninsured liability or in excess of insurance coverage and not subject to indemnification could have a material adverse effect on NABI's business, financial condition and results of operations.


EMPLOYEES

     NABI employed approximately 2,400 persons at December 31, 1996. NABI believes that the relations between NABI's management and its employees are generally good.


FACTORS TO BE CONSIDERED

     The parts of this Annual Report on Form 10-K titled "Item 1 - Business," "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements which involve risks and uncertainties. In addition, officers of NABI may from time to time make certain forward-looking statements which also involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause NABI's actual results to differ materially from the results projected in such forward-looking statements.

Uncertainty Associated with Rapid Expansion of Immunotherapeutic Efforts

     Although NABI's objective has been to become a fully integrated developer, manufacturer and marketer of immunotherapeutic products, NABI's historic business primarily has been the collection and sale of plasma. Prior to its November 1995 merger with Univax , NABI had four immunotherapeutic products (three of which are under development). Two of these products (one of which is under development) were acquired from Abbott. The Merger accelerated this shift to immunotherapeutic products by adding 10 products (one of which is being marketed, eight of which are under development and one of which is no longer being developed) to NABI's product portfolio as well as a large research and development group and an expanded sales and marketing team. Independently, NABI has completed construction, and has begun validation, of a new biopharmaceutical manufacturing facility which is intended to enable NABI to manufacture for the first time on a commercial scale certain of its immunotherapeutic products. Although immunotherapeutic products offer higher margins than the collection and sale of plasma, these products require significant product development activities and expenditures, may not be successfully developed (or if successfully developed, may not be successfully commercialized), require rigorous manufacturing specifications and practices, and are exposed to significant competition and the uncertainty of technological change. The effect of these risks on NABI may be magnified by NABI's rapid expansion into the immunotherapeutics business. There can be no assurance that NABI's immunotherapeutic product activities will be successful, and to the extent they are not, NABI's business, financial condition and results of operations will be materially adversely affected.

Impact of Merger on Financial Results

     The Merger with Univax was consummated as a pooling of interests for financial accounting purposes and, accordingly, the historical financial statements for both companies have been combined for all historical periods. The transaction and related costs of the Merger (approximately $6 million) were expensed in the fourth fiscal quarter of 1995. As a result of the pooling of interests accounting treatment, NABI reported a substantial loss for the fourth quarter and for 1995. On a combined basis, after giving effect to the Merger, NABI also has had significant net losses for the year ended December 31, 1994. There can be no assurance that, in order to continue the profitability experienced in 1996, NABI will not be required to reduce research and development and other expenses associated with the development and commercialization of higher margin immunotherapeutic products. A significant reduction in such research, development and other expenses could have a material adverse effect on the development and commercialization of immunotherapeutic products currently under development and could have a material adverse effect on the ability of NABI to realize the anticipated long-term benefits of the Merger.

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

Uncertainty of Market Acceptance

     One of NABI's existing immunotherapeutic products, WinRho SD, has been marketed in the United States only since mid-1995, and no assurance can be given that physicians, patients or third-party payors will accept and utilize this product to a significant extent. Further, there can be no assurance that, if approved for marketing, any of NABI's other products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of NABI's products and their potential advantages over existing treatment methods, the prices of such products, and reimbursement policies of government and third-party payors. The failure of WinRho SD or any immunotherapeutic product under development to gain market acceptance could have a material adverse effect on NABI's business, financial condition and results of operations.

Fluctuations in Plasma Supply and Demand

     The basic raw material essential to NABI's business is human blood plasma. NABI has historically derived substantially all of its revenues from the collection and sale of plasma components and will continue to depend on plasma revenues until such time, if ever, that the revenues generated by the manufacture and sale of immunotherapeutic products increase significantly. Currently, the supply of plasma is sufficient to meet demand (although this has not always been true), with the exception of certain specialty plasmas. The worldwide demand for plasma has increased primarily as a result of an increase in both the number and use of products which require plasma components for their manufacture. Concern over the safety of blood products, including plasma, has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of plasma-based products. These procedures, which include a more extensive investigation into a donor's background and new tests, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Future changes in government regulation relating to the collection and use of plasma or any negative public perception about the plasma collection process could further adversely affect the number and type of available donors and, consequently, the overall plasma supply. Future fluctuations in the demand for or supply of plasma could have a material adverse effect on NABI's business, financial condition and results of operations.

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

     The current process for producing H-BIG does not contain a viral inactivation step. Consequently, the FDA requires lots of H-BIG to be tested for viral contamination before the lots can be released for commercial sale. Although NABI believes that H-BIG poses no significant risk of viral contamination, and has each lot of H-BIG independently tested to determine safety, rejection of lots of H-BIG by the FDA or delay by the FDA in the release of lots for commercial sale could have a material adverse effect on NABI's business, financial condition and results of operation. NABI is pursuing the development of a manufacturing process for H-BIG which includes viral inactivation and expects to market a virally inactivated product in late 1997 or early 1998. There can be no assurance that NABI will be successful in these efforts.

     NABI has received permission from the FDA to conduct donor stimulation programs using the Staph A and CMV immunizing agents. No assurance can be given, however, that the FDA will permit NABI to begin donor stimulation using other immunizing agents before obtaining regulatory approval of the immunizing agents as vaccine products. If the FDA were to require NABI to secure such regulatory approvals for the immunizing agents to be used in donor stimulation before commencing clinical trials on the immunotherapeutic products to be produced using such immunizing agents, the overall regulatory approval process for NABI's immunotherapeutic products would be significantly delayed, which could have a material adverse effect on NABI's business, financial condition and results of operations.

Dependence Upon Third Parties to Manufacture Products

     NABI collects and supplies the specialty plasma necessary for the manufacture of H-BIG. In August 1995, NABI entered into an agreement with the MBPI pursuant to which MBPI, subject to receiving FDA approval, will formulate, process and package H-BIG. NABI anticipates receiving product from MBPI by late 1997 or early 1998, although there can be no assurance that product will be available at that time. Abbott, NABI's previous manufacturer of H-BIG, has supplied NABI with a sufficient inventory of H-BIG to satisfy NABI's historical requirements for the product through 1997, assuming no rejection of, or delay in, release of lots of H-BIG by the FDA. NABI's agreement with MBPI has a five-year term commencing upon the date MBPI receives FDA approval, although either party may terminate the agreement upon 12 months' notice. NABI is required to purchase its requirements of WinRho SD from Cangene, which has granted to NABI exclusive marketing rights to the product in the United States. NABI does not have manufacturing rights for WinRho SD. The failure by any of NABI's current or future manufacturers to meet NABI's needs for products or delays in the receipt of deliveries could have a material adverse effect on NABI's business, financial condition and results of operations. NABI has constructed a biopharmaceutical manufacturing facility which is designed to allow NABI to formulate, process and package H-BIG. Although NABI has commenced validation of this facility, because the facility will require complete validation and licensure by the FDA, NABI does not anticipate that the facility will be able to produce H-BIG for commercial sale until 1998. Moreover, manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, NABI will have to resort to alternative sources of manufacturing which could increase its costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on NABI's business, financial condition and results of operations.

Limited Manufacturing Capability and Experience

     NABI has completed construction and has commenced validation of a new biopharmaceutical manufacturing facility in Boca Raton, Florida. NABI anticipates that it will validate in 1997 and receive FDA licensure for this facility in 1998. No assurance can be given that NABI will be able to validate or obtain such licensure. Failure to validate and obtain such licensure on a timely basis or at all would have a material adverse effect on NABI's business, financial condition and results of operations. The new facility is designed to process specialty plasma into NABI's immunotherapeutic products. However, NABI has not previously owned or operated such a facility and has no direct experience in commercial, large-scale manufacturing of immunotherapeutic products. The failure of NABI to successfully operate its new manufacturing facility would have a material adverse effect on NABI's business, financial condition and results of operations.

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

Risk of Product Liability; Limited Insurance

     The processing and sale of NABI's plasma and plasma-based products, including immunotherapeutic products, involve a risk of product liability claims, and NABI currently is a party to litigation involving such claims. In addition, there can be no assurance that infectious diseases will not be transmitted by NABI's products and therefore create additional product liability claims. Product liability insurance for the biopharmaceutical industry generally is expensive to the extent it is available at all. There can be no assurance that NABI will be able to maintain such insurance on acceptable terms or that it will be able to secure increased coverage if the commercialization of its products progresses. Moreover, there can be no assurance that the existing coverage of NABI's insurance policy and/or any rights of indemnification and contribution that NABI may have will offset existing or future claims. A successful claim against NABI with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on NABI's business, financial condition and results of operations.

Dependence on Strategic Alliances

     NABI currently has strategic alliances with Cangene, Chiron and others for the manufacturing, development, marketing and sale of immunotherapeutic products. NABI intends to pursue strategic alliances with third parties for the development, marketing and sale of certain of its other immunotherapeutic products. No assurance can be given that NABI will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. Certain of NABI's collaborators, including Chiron, have the right to terminate their collaborative agreements with NABI. If any of NABI's existing or future collaborative partners breach or terminate their agreements with NABI or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of products could be delayed, and NABI may be required to devote significant additional resources to product development and commercialization, or terminate certain development programs. Failure to enter into successful strategic alliances or the termination of existing alliances could have a material adverse effect on NABI's business, financial condition and results of operations. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and NABI could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on NABI's business, financial condition and results of operations.

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

Foreign Restrictions on Importation of Plasma

     Export sales of plasma for the 1994, 1995 and 1996 fiscal years represented approximately 38%, 36% and 39% respectively, of NABI's sales for those periods. NABI's export sales primarily are to European customers. Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of plasma and plasma components collected outside such countries' borders or, in the case of certain European countries, outside Europe. NABI believes that, to date, these efforts have not led to any meaningful restriction on the importation of plasma and plasma components and have not adversely affected NABI. Such restrictions, however, continue to be debated and there can be no assurance that such restrictions will not be imposed in the future. If imposed, such restrictions could have a material adverse effect on the demand for NABI's plasma and on NABI's business, financial condition and results of operations.

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

     NABI has been notified by the European Patent Office that NABI has been allowed a patent for HIV-IG, giving NABI commercial protection in 12 European countries until the year 2008. NABI also has patents for HIV-IG in Australia, New Zealand and Japan, and has patent applications for HIV-IG pending in various other foreign countries. NABI jointly owns these HIV-IG patents and applications with the University of Minnesota, which is entitled to practice the technology contained in HIV-IG and sell HIV-IG product to the same extent as NABI. NABI has no pending patent application for HIV-IG in the United States. An unrelated third party which currently holds a United States patent may claim that its patent is infringed by HIV-IG. If such patent withstands any challenge by NABI or others, NABI will be required to obtain a license from the patent holder in order to market HIV-IG in the United States. While NABI believes that, if necessary, it will be able to obtain such a license on commercially acceptable terms, there can be no assurance that NABI will be successful.

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

Uncertainty of Orphan Drug Designation

     If a product is designated an Orphan Drug by the FDA, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first approved PLA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SD has received Orphan Drug marketing exclusivity for the treatment of ITP (and has obtained Orphan Drug status for certain other indications) and certain other of NABI's products under development have Orphan Drug status. There can be no assurance that NABI will succeed in obtaining Orphan Drug marketing exclusivity for products that have Orphan Drug status or that Orphan Drug marketing exclusivity with respect to WinRho SD or other products, if obtained, will be of material benefit to NABI. Furthermore, another manufacturer could obtain an Orphan Drug designation as well as approval for the same product for a different indication or a different product for the same indication.

Intense Competition; Uncertainty of Technological Change

     Competition in the development of biopharmaceutical products is intense, both from biotechnology and pharmaceutical companies, and is expected to increase. Many of NABI's competitors have greater financial resources and larger research and development staffs than NABI, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. NABI also competes with universities and other institutions in the development of immunotherapeutic products, technologies and processes and for qualified scientific personnel. There can be no assurance that NABI's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by NABI. In addition, one or more of NABI's competitors may achieve product commercialization of or patent protection for competitive products earlier than NABI, which would preclude or substantially limit sales of NABI's products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology which would lessen or eliminate the need for human blood plasma. The successful development and commercialization by any competitor of NABI of any such product could have a material adverse effect on NABI's business, financial condition and results of operations.

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

Dependence on Small Number of Customers for Plasma Sales

     NABI sells its source and specialty plasma to approximately 20 pharmaceutical and diagnostic product manufacturers. These customers constitute most of the worldwide purchasers of human blood plasma. During the 1994, 1995 and 1996 fiscal years, plasma sales to customers purchasing more than 10% of NABI's consolidated sales (which did not exceed three customers in any such period), accounted for approximately 49%, 47% and 45% respectively, of NABI's consolidated sales for each period. The loss of any major customer or a material reduction in a major customer's purchases of plasma could have a material adverse effect upon NABI's business, financial condition and results of operations.

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

     There can be no assurance that reimbursement in the United States or foreign countries will be available for NABI's products, or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, NABI's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical treatments using NABI's products could have a material adverse effect on NABI's business, financial condition and results of operations. Moreover, NABI is unable to forecast what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on NABI's business.

     Most of NABI's plasma sales are made pursuant to contracts having initial terms ranging from one to five years. These contracts generally provide for annual pricing renegotiations. Once established, the pricing generally remains fixed for the year subject to price changes to reflect changes in customer specifications or price adjustments to compensate NABI for increased costs associated with new governmental testing requirements. As a result, NABI's business, financial condition and results of operations would be adversely affected if, due to changes in government regulation or other factors, its costs of collecting and selling plasma rise during a given year and NABI is not able to pass on the increased costs until the next annual pricing renegotiation.


ITEM 2. PROPERTIES

     The Company occupies approximately 786,000 square feet. A majority of the space primarily used to collect plasma is leased under leases expiring through 2010. All leases are with parties not affiliated with NABI. A majority of these leases contain renewal options which permit NABI to renew the leases for periods of two to five years at the then fair rental value. One of NABI's plasma collection centers currently operates on a month-to-month lease arrangement. NABI believes that in the normal course of its business it will be able to renew or replace its existing leases. NABI also owns four plasma collection centers located in Arizona, Indiana, Minnesota and Washington. NABI's plasma collection centers range in size from approximately 1,000 to 25,000 square feet and generally are located in population centers of 80,000 to 250,000 people.

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

     In addition, NABI is a co-defendant with various other parties in numerous suits filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than NABI or having familial relations with those so infected. The claims against NABI are based on negligence and strict liability. One of the suits, filed in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida on May 23, 1995 (Case No. 95-10489 CA
02), purports to be a class action. The defendants in this suit, other than NABI, include Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter Healthcare Corporation, Alpha Therapeutic Corporation and The National Hemophilia Foundation.

     NABI denies all claims against it in these suits and intends to defend the cases vigorously. Although NABI does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations, the defense of these lawsuits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more of these lawsuits could have a material adverse effect on NABI's business, financial condition, and results of operations.

ITEM 3A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of NABI are as follows:


     NAME                       AGE                       POSITION
     ====================================================================================
     David J. Gury                    58   Chairman of the Board, President and
                                           Chief Executive Officer

     John C. Carlisle                 50   Executive Vice President, Chief Operating Officer
                                           and Director

     Alfred J. Fernandez              48   Senior Vice President and Chief Financial Officer

     David D. Muth                    44   Senior Vice President, Business Development,
                                           Sales and Marketing

     Pinya Cohen, Ph.D.               61   Senior Vice President, Quality Assurance and
                                           Regulatory Affairs

     Robert B. Naso, Ph.D.            52   Senior Vice President, Research and Development

     Stephen W. Weston                49   Senior Vice President, Donor Management

     Frank J. Malinoski, M.D., Ph.D.  42   Senior Vice President, Medical and Clinical Affairs

     Lorraine M. Breece               44   Controller and Chief Accounting Officer

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

     John C. Carlisle has served as Executive Vice President and Chief Operating Officer since March 1994 and was elected a director in August 1995. Mr. Carlisle joined NABI in January 1994 and previously, from August 1989 to January 1994 he was President and Chief Executive Officer of Premier BioResources, Inc. ("PBI"). From June 1981 to August 1989 he served as Director of Plasma Supply for Alpha.

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

     David D. Muth is Senior Vice President, Business Development, Sales and Marketing, and has served in that capacity since November 1996. Mr. Muth joined NABI in August 1996 and previously he was Senior Vice President, Business Development at Duramed Pharmaceuticals, Inc. in Cincinnati, Ohio from February 1995 to May 1996. From 1978 to 1995, he was employed by Ortho McNeil Pharmaceuticals Corporation, a division of Johnson

& Johnson in New Brunswick, New Jersey as Director, Corporate Development (1992
- 1995) and numerous positions of increasing responsibilities in both sales and marketing (1978 - 1992). Prior to that time, Mr. Muth held financial positions at Paine Webber and Dun & Bradstreet.

     Robert B. Naso, Ph.D. joined NABI in November 1995 as Senior Vice President, Research and Development and General Manager, Rockville Operations. Previously, he was Vice President of Research at Univax beginning in May 1992, and became Vice President of Research and Development in October 1994. From 1983 to 1992, Dr. Naso was a manager and director of pharmaceutical and vaccine research and development at the R.W. Johnson Pharmaceutical Research Institute, a division of Ortho Pharmaceutical Corporation and the Johnson & Johnson Biotechnology Center, a division of the R.W. Johnson Pharmaceutical Research Institute.

     Pinya Cohen, Ph.D. is Senior Vice President, Quality Assurance and Regulatory Affairs, has served in that capacity since November 1995 and has served as an executive officer since August 1992. From 1990 to 1992, he was Vice President, Regulatory Affairs for Connaught Laboratories, Inc.. From 1976 to 1979, Dr. Cohen was Director, Quality Control and Regulatory Affairs and from 1979 to 1990 was Vice President, Quality Control and Regulatory Affairs at Merieux Institute, Inc. From 1972 to 1976, he was Director of the Plasma Derivatives Branch, Bureau of Biologics, FDA and prior to that time, from 1964 to 1972, he was Director of the Plasma Derivatives Branch, Division of Biologics Standards, the NIH.

     Stephen W. Weston is Senior Vice President, Donor Management, and has served in that capacity since November 1995 and has served as an executive officer since April 1992. Prior to that time, he was Vice President, Finance and Chief Financial Officer for TSI Security Acquisition Corporation in Deerfield Beach, Florida since August 1990. From September 1988 to July 1990, Mr. Weston was employed by ConPharma Home Healthcare, Inc. in Buffalo, New York as Vice President, Finance and Chief Financial Officer. For more than four years prior to that time, Mr. Weston served as Vice President, Finance and Chief Financial Officer of NABI.

     Frank J. Malinoski, M.D., Ph.D. is Senior Vice President, Medical and Clinical Affairs, and has served in that capacity since March 1997. Dr. Malinoski joined NABI in March 1996 as Vice President, Medical and Clinical Affairs. Previously from 1992 to 1996, he was Director, Clinical Research for Lederle-Praxis Biologicals in Rochester, New York. Prior to that time, from 1986 to 1992, Dr. Malinoski conducted clinical research with the U.S. Army Medical Research Institute of Infectious Diseases.

     Lorraine M. Breece is NABI's Controller and Chief Accounting Officer, and has served in that capacity since April 1991. Previously, she had been associated with Trammell Crow Company as Controller and Consultant since October 1989. Prior to that time, from March 1984 to October 1989, Ms. Breece was employed by Levitt Corporation as Controller.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


     NABI's common stock is quoted on the NASDAQ National Market under the symbol "NABI." The following table sets forth for each period indicated the high and low sale prices for the common stock (based upon intra-day trading) as reported by the NASDAQ National Market.



                                         HIGH    LOW
                                         ----   -----
     1995
           First Quarter                  9 3/8  6 1/4
           Second Quarter                10 3/8  8
           Third Quarter                 11 3/4  7 3/4
           Fourth Quarter                11      7 7/8
     1996
           First Quarter                 14 3/4  9 1/2
           Second Quarter                14 5/8  8 3/4
           Third Quarter                 12 3/8  6 7/8
           Fourth Quarter                12 1/8  7 3/8

     The number of record holders of NABI's common stock at December 31, 1996 was 1,619.

     No cash dividends have been previously paid on NABI's common stock and none are anticipated in 1997. NABI's loan agreement with its principal lender also restricts dividend payments.

ITEM 6. SELECTED FINANCIAL DATA - FIVE YEARS ENDED DECEMBER 31, 1996

     The following table sets forth selected consolidated financial data for NABI for the five years ended December 31, 1996 that were derived from NABI's consolidated financial statements, which have been audited by Price Waterhouse LLP, independent accountants. On November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into NABI in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling of interests and accordingly, all prior period financial information has been combined.

     The data should be read in conjunction with, and are qualified by reference to, NABI's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All amounts in the following table are expressed in thousands, except for per share data.

                                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1992          1993          1994          1995          1996
                                          --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
Sales                                     $82,254       $101,574      $164,426      $195,928      $239,909
Cost of products sold                      71,137         81,607       131,192       152,148       181,914
                                          ------        --------      --------      --------      --------

Gross profit                               11,217         19,967        33,234        43,780        57,995
Reseach and development expense            11,235         17,089        17,599        20,132        16,721
Selling, general and administrative
 expense                                   10,080         12,284        16,467        26,816        21,095
Royalty expense                               347          1,545         1,426         3,490         5,253
Other operating expense                     2,101          1,842         2,234         3,015         3,757
                                          -------        -------       -------       -------       -------
Operating income (loss)                   (12,546)       (12,793)       (4,492)       (9,673)       11,169
Interest income                             1,653          1,187           354         1,064         1,275
Interest expense                           (2,604)        (3,282)       (3,254)       (1,931)       (3,987)
Other, net                                    (65)           (24)          (28)         (334)         (511)
                                          -------        -------       -------       -------       -------
Income (loss) before (provision)
 benefit income taxes and
 accounting change/extraordinary
 charge                                   (13,562)       (14,912)       (7,420)      (10,874)        7,946
(Provision) benefit for income taxes           (5)        (1,988)       (5,774)       (6,687)        6,214
                                           -------        -------       -------       -------       -------
Income (loss) before accounting
 charge/extraordinary charge              (13,567)       (16,900)      (13,194)      (17,561)       14,160
Accounting change/extraordinary
 charge                                        --            100          (717)          ---          (932)
                                          -------       --------      --------      --------      --------

Net income (loss)                        ($13,567)      $(16,800)     ($13,911)     $(17,561)      $13,228
                                         ========       ========      ========      ========      ========
Earnings (loss) per share:
  Income (loss) before accounting
   charge/extraordinary charge             $(0.65)        $(0.76)       $(0.47)       $(0.52)        $0.40
  Accounting change/extraordinary
   charge                                     ---           0.01         (0.03)          ---         (0.03)
                                          -------       --------      --------      --------      --------
  Net income (loss)                        $(0.65)        $(0.75)       $(0.50)       $(0.52)        $0.37
                                          =======       ========      ========      ========      ========

Weighted average number of shares and
 common share equivalents                  20,850         22,328        28,042        33,574        35,629

BALANCE SHEET DATA:
  Working capital                         $36,384       $ 39,806      $ 52,208      $ 14,690      $ 63,630
  Total assets                             89,958         91,459       132,089       137,975       202,142
  Notes payable, including current
   maturities                              19,969         21,202        27,557        42,894        83,465
  Contingent purchase price obligation,
   including current maturities             6,943          7,056           ---           ---           ---
  Total stockholders' equity               52,678         51,635        85,319        69,442        86,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of NABI's financial condition and results of operations for the three years ended December 31, 1996 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     On November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into NABI in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling of interests and accordingly, all prior period financial information has been combined.


RESULTS OF OPERATIONS

     The following table sets forth NABI's results of operations for the respective periods expressed as a percentage of sales:


                                                        YEAR ENDED DECEMBER 31,
                                                     =============================
                                                       1994      1995       1996
                                                     --------  ---------  --------
Sales                                                 100.0%      100.0%    100.0%
Cost of products sold                                  79.8        77.7      75.8
                                                     ------    --------   -------
Gross profit margin                                    20.2        22.3      24.2
Research and development expense                       10.7        10.3       7.0
Selling, general and administrative expense            10.0        13.7       8.8
Royalty expense                                         0.9         1.7       2.2
Other operating expense                                 1.3         1.5       1.6
                                                     ------    --------   -------
Operating income (loss)                                (2.7)       (4.9)      4.6
Interest income                                         0.2         0.5       0.5
Interest expense                                       (2.0)       (1.0)     (1.6)
Other, net                                              ---        (0.2)     (0.2)
                                                     ------    --------   -------
Income (loss) before provision for income taxes and
extraordinary charge                                   (4.5)       (5.6)      3.3
Benefit (provision) for income taxes                   (3.5)       (3.4)      2.6
Extraordinary charge                                   (0.4)        ---      (0.4)
                                                     ------    --------   -------
Net income (loss)                                      (8.4)%      (9.0)%     5.5%
                                                     ======    =========  =======

     Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                                YEAR ENDED DECEMBER 31,
                                  ====================================================
                                        1994              1995              1996
                                  ----------------  ----------------  ----------------
Plasma - Source                   $ 98,630   60.0%  $108,327   55.3%  $121,025   50.4%
       - Specialty                  45,057   27.4     61,178   31.2     86,807   36.2
                                  --------  -----   --------  -----   --------  -----
                                   143,687   87.4    169,505   86.5    207,832   86.6
Immunotherapeutic products           9,295    5.6     18,590    9.5     26,405   11.0
Diagnostic products and services    11,444    7.0      7,833    4.0      5,672    2.4
                                  --------  -----   --------  -----   --------  -----
Total                             $164,426  100.0%  $195,928  100.0%  $239,909  100.0%
                                  ========  =====   ========  =====   ========  =====

                            1996 AS COMPARED TO 1995


     Sales. Sales for 1996 increased 22% to $239.9 million compared to $195.9 million in 1995, reflecting an increase in plasma sales of $38.3 million and an increase in immunotherapeutic product sales of $7.8 million, both of which were offset by a decrease in diagnostic products and services sales of $2.2 million. The 22.6% increase in plasma sales was primarily attributable to increased specialty plasma sales. Increased sales of immunotherapeutic products was primarily due to an increase in H-BIG sales.

     Gross profit margin. Gross profit and related margin for 1996 was $58 million or 24.2%, compared to $43.8 million or 22.3% in 1995. An improved sales mix resulting primarily from increased sales of higher-margin specialty plasma and immunotherapeutic products accounted for the improved profitability.

     Research and development expense. Research and development expense was $16.7 million or 7.0% of sales in 1996 compared to $20.1 million or 10.3% of sales in 1995. The decrease in expenses relates primarily to the discontinuation of clinical trials for HyperGAM+CF during June 1996.

     Selling, general and administrative expense. Selling, general and administrative expense was $21.1 million or 8.8% of sales in 1996, compared to $26.8 million or 13.7% of sales in 1995. The decrease was primarily attributable to approximately $6 million in non-recurring merger expenses associated with the Univax Merger in 1995.

     Other factors. The benefit for income taxes was $6.2 million in 1996, compared to a provision of $6.7 million in 1995. The benefit was primarily due to the release of valuation allowances associated with certain net operating loss (NOL) carryforwards and other deferred tax assets acquired in the Merger. In 1995, the provision for income taxes reflected non-deductible merger expenses and pre-merger income which could not be offset by pre-merger losses incurred by Univax.

     Net income for 1996 includes an extraordinary charge of $.9 million, or $.03 per share, due to the write-off of debt issue costs associated with NABI's early repayment of its outstanding bank debt through the application of a portion of the net proceeds of the 6.5% Convertible Subordinated Notes issued during the first quarter of 1996.


                            1995 AS COMPARED TO 1994


     Sales. Sales for 1995 increased 19.2% to $195.9 million compared to $164.4 million in 1994, reflecting an increase in plasma sales of $25.8 million and an increase in immunotherapeutic product sales of $9.3 million, offset by a decrease in diagnostic products and services sales of $3.6 million. The 18% increase in plasma sales was primarily attributable to increased plasma sales, primarily specialty plasmas. Sales of immunotherapeutic products increased primarily due to an increase of $4.3 million in H-BIG sales and $4.4 million in WinRho SD sales which NABI began marketing in mid-1995.

     Gross profit margin. Gross profit and related margin for 1995 was $43.8 million or 22.3%, compared to $33.2 million or 20.2% in 1994. An improved sales mix resulting primarily from increased sales of higher-margin specialty plasmas and immunotherapeutic products accounted for the improved profitability.

     Research and development expense. Research and development expense was $20.1 million or 10.3% of sales in 1995 compared to $17.6 million or 10.7% of sales in 1994. The increase in expenses relates primarily to clinical trial expenses associated with the HyperGAM+CF program, initial expenses associated with new product development and recognition of a reserve for development stage inventories which have no assurance of commercial viability.

     Selling, general and administrative expense. Selling, general and administrative expense was $26.8 million or 13.7% of sales in 1995, compared to $16.5 million or 10% of sales in 1994. The increase was primarily attributable to approximately $6 million in merger expenses related to the Univax Merger and additional sales and marketing expenses incurred related to the product launch of WinRho SD in mid-1995.

     Other factors. The provision for income taxes increased to $6.7 million in 1995, compared to $5.8 million in 1994, primarily due to NABI's stand-alone pre-tax income, which could not be offset by pre-merger losses, and non-deductible merger expenses incurred in 1995.

     Net loss for 1994 reflects an extraordinary charge of $.7 million or $.03 per share, which reflects the write-off of deferred debt discount and debt issue costs associated with NABI's early retirement of its 11% Senior Subordinated Notes in October 1994.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1996, NABI issued $80.5 million of 6.5% Convertible Subordinated Notes due 2003 in a private placement. A portion of the net proceeds was used to repay a majority of NABI's outstanding bank indebtedness aggregating approximately $22.2 million on February 8, 1996 and $18 million was used to retire all outstanding flexible term notes.

     At December 31, 1996, NABI's credit agreement, provided for a $20 million revolving credit facility maturing on December 31, 1998. NABI had no outstanding balance as of December 31, 1996 under the revolving credit facility which is secured by substantially all of NABI's assets. The credit agreement contains covenants requiring the maintenance of various financial ratios and prohibits the payment of dividends.

     At December 31, 1996, NABI's working capital of $63.6 million compared to working capital of $14.7 million on December 31, 1995. The increase in working capital is principally due to the net proceeds from the issuance of the 6.5% Convertible Subordinated Notes.

     Projected capital expenditures for 1997 include validation costs for the manufacturing facilities, development of financial and donor management systems and plasma center renovations. NABI believes that cash and investments on hand at year end 1996, its available bank line of credit and cash flow from operations will be sufficient to meet its anticipated cash requirements for fiscal 1997.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item and not provided in Item 3A will be contained in NABI's Proxy statement, which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item will be contained in NABI's Proxy Statement which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item will be contained in NABI's Proxy Statement which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item will be contained in NABI's Proxy Statement which NABI intends to file within 120 days following the end of NABI's fiscal year ended December 31, 1996 and such information is incorporated herein by reference.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

     The following consolidated financial statements of NABI and its subsidiaries are included pursuant to Item 8 hereof.

                                                                                                   PAGE #


     Report of Independent Certified Public Accountants ...............................................    42

     Consolidated Statement of Operations for the years ended December 31, 1994, 1995 and 1996 ........    43

     Consolidated Balance Sheet at December 31, 1995 and 1996..........................................    44

     Consolidated Statement of Changes in Stockholders' Equity for the years ended
     December 31, 1994, 1995 and 1996..................................................................    45

     Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996 ........    46

     Notes to Consolidated Financial Statements........................................................    47

(A) (2) FINANCIAL STATEMENT SCHEDULES

     Schedule II - Valuation and Qualifying Accounts and Reserves......................................    62


     All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(A) (3)  EXHIBITS

                                                                                          PAGE #
                                                                                          ------
2      Agreement and Plan of Merger dated August 28, 1995 between NABI and
       Univax Biologics, Inc. (incorporated by reference to NABI's Registration
       Statement on Form S-4; Commission File No. 33-63497).........................       N/A

3.1    Restated Certificate of Incorporation of NABI................................       N/A

3.2    By-Laws (incorporated by reference to NABI's Registration Statement on
       Form S-4; Commission File No. 33-63497)......................................       N/A

4.1    Specimen Stock Certificate (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096)............       N/A

4.2    Indenture between NABI and State Street Bank and Trust Company, dated as
       of February 1, 1996..........................................................       N/A

4.3    Registration Rights Agreement by and between NABI and Robertson, Stephens
       & Company LLC and Raymond James & Associates, Inc., dated as of February
       1, 1996 .....................................................................       N/A

10.1   Third Amended and Restated Revolving Credit and Term Loan Agreement
       between NationsBank, National Association (South) (f/k/a NationsBank of
       Florida, National Association) ("NationsBank") and NABI dated December 1,
       1994 (incorporated by reference to NABI's Annual Report on Form 10-K for
       the year ended December 31, 1994)...........................................        N/A

10.2   Waiver and Amendment, dated December 30, 1994, of Section 8.09(e) of
       Third Amended and Restated Revolving Credit, Term Loan and Reimbursement
       Agreement between NationsBank and NABI dated as of December 1, 1994
       (incorporated by reference to NABI's Registration Statement on Form S-4;
       Commission File No. 33-63497)...............................................        N/A

10.3   Amendment No. 1 to Third Amended and Restated Revolving Credit Term Loan
       and Reimbursement Agreement between NationsBank and NABI dated March 31,
       1995 (incorporated by reference to NABI's Registration Statement on Form
       S-4; Commission File No. 33-63497)                                                  N/A

10.4   Amendment Nos. 3 and 4 to Third Amended and Restated Revolving Credit
       Term Loan and Reimbursement Agreement between NABI and NationsBank dated
       as of November 29, 1995 and December 20, 1995, respectively.................        N/A

10.5   Shareholder Agreement effective as of September 30, 1992 between NABI and
       Abbott Laboratories (incorporated by reference to NABI's Annual Report on
       Form 10-K for the year ended December 31, 1992).............................        N/A

10.6   Shareholder Agreement between CGW Southeast Partners I, L.P. and NABI dated January 25, 1994 (incorporated by reference to NABI's Registration
       Statement on Form S-2; Commission File No. 33-83096)........................        N/A

10.7   Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare
       Corporation and NABI (confidential treatment) (incorporated by reference
       to NABI's Registration Statement on Form S-2; Commission File No. 33-83096).        N/A

10.8   Plasma Supply Agreement II dated January 1, 1994 between Baxter
       Healthcare Corporation, Hyland Division, and NABI (confidential treatment) (incorporated by reference to NABI's Registration Statement on
       Form S-2; Commission File No. 33-83096).....................................        N/A


10.9   Agreement effective January 1, 1994 between NABI and Immuno Trading AG
       (confidential treatment) (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096)...........        N/A

10.10  Plasma Supply Agreement dated September 8, 1992 and letter dated November
       1, 1993 from Behringwerke AG to NABI (confidential treatment)
       (incorporated by reference to NABI's Registration Statement on Form S-2;
       Commission File No. 33-83096)...............................................        N/A

10.11  Supply Agreement dated May 1, 1993 between NABI and Intergen Company L.P.
       (confidential treatment) (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096)...........        N/A

10.12  Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between NABI and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to NABI's Registration Statement on Form S-2; Commission File
       No. 33-83096)...............................................................        N/A

10.13  Lease Agreement dated March 31, 1994 between NABI and Angelo Napolitano,
       Trustee, for certain real property located at 16500 N.W. 15th Avenue,
       Miami, Florida (incorporated by reference to NABI's Registration
       Statement on Form S-2; Commission File No. 33-83096)........................        N/A

10.14  Employment Agreement dated January 1, 1993 between NABI and David J. Gury
       (incorporated by reference to NABI's Annual Report on Form 10-K for the
       year ended December 31,1992)................................................        N/A

10.15  Employment Agreement dated January 27, 1994 between John C. Carlisle and
       NABI (incorporated by reference to NABI's Registration Statement on Form
       S-2; Commission File No. 33-83096)..........................................        N/A

10.16  Employment Agreement effective August 1, 1995 between NABI and Alfred J.
       Fernandez (incorporated by reference to NABI's Registration Statement on
       Form S-4; Commission File No. 33-63497).....................................        N/A

10.17  Employment Agreement effective August 1, 1995 between NABI and Stephen W.
       Weston (incorporated by reference to NABI's Registration Statement on
       Form S-4; Commission File No. 33-63497).....................................        N/A

10.18  Employment Agreement effective December 1, 1995 between NABI and Robert
       B. Naso (incorporated by reference to NABI's Annual Report on Form 10-K
       for the year ended December 31, 1995).......................................        N/A

10.19  Employment Agreement effective December 1, 1995 between NABI and Thomas
       P. Stagnaro (incorporated by reference to NABI's Annual Report on Form
       10-K for the year ended December 31, 1995)..................................        N/A

10.20  Separation Agreement effective January 5, 1996 between NABI and Raj Kumar
       (incorporated by reference to NABI's Annual Report on Form 10-K for the
       year ended December 31, 1995)...............................................        N/A

10.21  1990 Equity Incentive Plan (incorporated by reference to NABI's
       Registration Statement on Form S-4; Commission File No. 33-63497)...........        N/A

10.22  Amended and Restated Incentive Stock Option Plan adopted in 1993
       (incorporated by reference to NABI's Annual Report on Form 10-K for the
       year ended December 31, 1992)...............................................        N/A

10.23  Stock Plan for Non-Employee Directors (incorporated by reference to
       NABI's Proxy Statement dated April 26, 1995)................................        N/A

10.24  Amendment No. 5 to Third Amended and Restated Revolving Credit Term Loan
       and Reimbursement Agreement between NationsBank and NABI dated March 31,
       1996 (incorporated by reference to NABI's Quarterly Report on Form 10-Q
       for the quarter ended March 31,1996)........................................        N/A

10.25* Letter Amendment to Third Amended and Restated Revolving Credit Term Loan
       and Reimbursement Agreement between NationsBank and NABI dated August 1,
       1996 .......................................................................      66-68

10.26* Employment Agreement dated January 1, 1997 between John C. Carlisle and
       NABI........................................................................      69-73

21*    Subsidiaries of the Registrant..............................................      74-75

23*    Consent of Independent Certified Public Accountants.........................      76-77


----------------
* Filed herewith



(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 1997.

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



        SIGNATURES                        TITLE                    DATE
        ----------                        -----                    ----
/s/  David J. Gury          Chairman of the Board, President,
--------------------------  Chief Executive Officer            March 25, 1997
David J. Gury

/s/ Alfred J. Fernandez     Senior Vice President,
--------------------------  Chief Financial Officer            March 25, 1997
Alfred J. Fernandez

/s/ John C. Carlisle        Senior Executive Vice President
--------------------------  Director                           March 25, 1997
John C. Carlisle

/s/ Lorraine M. Breece
--------------------------  Chief Accounting Officer           March 25, 1997
Lorraine M. Breece

/s/ Joseph C. Cook, Jr.
--------------------------  Director                           March 25, 1997
Joseph C. Cook, Jr.

/s/ Richard A. Harvey, Jr.
--------------------------  Director                           March 25, 1997
Richard A. Harvey, Jr.

/s/ David L. Castaldi
--------------------------  Director                           March 25, 1997
David L. Castaldi

/s/ David A. Thompson
--------------------------  Director                           March 25, 1997
David A. Thompson

/s/ Paul Bogikes
--------------------------  Director                           March 25, 1997
Paul Bogikes

/s/ George W. Ebright
--------------------------  Director                           March 25, 1997
George W. Ebright

/s/ Brian H. Dovey
--------------------------  Director                           March 25, 1997
Brian H. Dovey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of
NABI



     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of NABI and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of NABI's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP
Miami, Florida
February 28, 1997

                                      NABI
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                       1994          1995           1996
                                                                     ---------    ----------     ---------
SALES                                                                $ 164,426     $ 195,928     $ 239,909
COSTS AND EXPENSES:
    Costs of products sold                                             131,192       152,148       181,914
    Research and development expense                                    17,599        20,132        16,721
    Selling, general and administrative expense                         16,467        26,816        21,095
    Royalty expense                                                      1,426         3,490         5,253
    Other operating expense, principally amortization and freight        2,234         3,015         3,757
                                                                     ---------     ---------     ---------

OPERATING INCOME (LOSS)                                                 (4,492)       (9,673)       11,169

INTEREST INCOME                                                            354         1,064         1,275
INTEREST EXPENSE                                                        (3,254)       (1,931)       (3,987)
OTHER, NET                                                                 (28)         (334)         (511)
                                                                     ---------     ---------     ---------

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR
    INCOME TAXES AND EXTRAORDINARY CHARGE                               (7,420)      (10,874)        7,946

BENEFIT (PROVISION) FOR INCOME TAXES                                    (5,774)       (6,687)        6,214
                                                                     ---------     ---------     ---------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                              (13,194)      (17,561)       14,160

EXTRAORDINARY CHARGE                                                      (717)         --            (932)
                                                                     ---------     ---------     ---------
NET INCOME (LOSS)                                                    $( 13,911)    $( 17,561)    $  13,228
                                                                     =========     =========     =========

EARNINGS (LOSS) PER SHARE:
    Earnings (loss) before extraordinary charge                      $(   0.47)    $(   0.52)    $    0.40
    Extraordinary charge                                                 (0.03)         --           (0.03)
                                                                     ---------     ---------     ---------
    Net earnings (loss)                                              $(   0.50)    $(   0.52)    $    0.37
                                                                     =========     =========     =========
WEIGHTED AVERAGE NUMBER OF SHARES AND
    COMMON SHARE EQUIVALENTS                                            28,042        33,574        35,629
                                                                     =========     =========     =========


The accompanying Notes are an integral part of these Financial Statements.

                                      NABI
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 (IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            1995        1996
                                                                         ---------     ---------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $   3,991     $  18,513
    Short-term investments                                                    --           8,797
    Trade accounts receivable, net                                          28,213        38,127
    Inventories, net                                                        22,646        28,395
    Prepaid expenses and other assets                                        2,380         4,269
                                                                         ---------     ---------
                 TOTAL CURRENT ASSETS                                       57,230        98,101

PROPERTY AND EQUIPMENT, NET                                                 42,697        60,587
OTHER ASSETS
   Excess of acquisition cost over net assets acquired, net                 18,882        18,072
   Intangible assets, net                                                   11,048         9,684
   Other, net                                                                8,118        15,698
                                                                         ---------     ---------
TOTAL ASSETS                                                             $ 137,975     $ 202,142
                                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                               $   7,588     $   9,800
    Accrued expenses                                                        17,788        22,484
    Notes payable                                                           17,164         2,187
                                                                         ---------     ---------
                 TOTAL CURRENT LIABILITIES                                  42,540        34,471

NOTES PAYABLE                                                               25,730        81,278
OTHER                                                                          263           332
                                                                         ---------     ---------
TOTAL LIABILITIES                                                           68,533       116,081
                                                                         ---------     ---------

COMMITMENTS AND CONTINGENCIES                                                 --            --

STOCKHOLDERS' EQUITY
    Convertible preferred stock, par value $.10 per share:
         5,000 shares authorized; no shares outstanding                       --            --
    Common stock, par value $.10 per share: 75,000 shares authorized;
        33,942 and 34,614 shares issued and outstanding, respectively        3,394         3,461
    Capital in excess of par value                                         133,100       136,424
    Accumulated deficit                                                    (67,052)      (53,824)
                                                                         ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                                  69,442        86,061
                                                                         ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 137,975     $ 202,142
                                                                         =========     =========

              The accompanying Notes are an integral part of these
                             Financial Statements.

                                     NABI
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)

                          PREFERRED                            COMMON STOCK
                            STOCK        COMMON STOCK            WARRANTS       CAPITAL IN               RECEIVABLE
                        -------------   ---------------      ----------------   EXCESS OF  ACCUMULATED      FROM     STOCKHOLDERS'
                        SHARES AMOUNT   SHARES   AMOUNT      SHARES   AMOUNT    PAR VALUE    DEFICIT     STOCKHOLDER    EQUITY
                        ------ ------   ------   ------      ------   -------   ---------  -----------   -----------   --------
BALANCE AT
DECEMBER 31, 1993         --    --      23,734   $2,374       1,525   $ 2,314    $ 81,612    $(34,499)      $(166)     $ 51,635

Issuance of common
 stock                    --    --       8,406      840        --        --        45,985        --          --          46,825
Compensation related
   to restricted
   stock issued under
   employee stock plan    --    --        --       --          --        --            51        --          --              51
Issuance of common
 stock pursuant to
 employee stock plan      --    --          12        1        --        --            89        --          --              90
Acquisition and
 retirement
 of treasury stock        --    --         (35)      (3)       --        --          (215)       --          --            (218)
Stock options
 exercised                --    --         429       43        --        --           428        --          --             471
Warrants exercised        --    --         750       75        (750)     (908)      3,270        --          --           2,437
Tax benefit
 from stock
 options exercised        --    --        --       --          --        --           368        --          --             368
Repurchase
 of warrants              --    --        --       --          (766)   (1,406)       --        (1,081)       --          (2,487)
Collection of note
 receivable               --    --        --       --          --        --          --          --           166           166
Issuance of note
 receivable               --    --        --       --          --        --          --          --          (126)         (126)
Net loss for
 the year                 --    --        --       --          --        --          --       (13,911)       --         (13,911)
Other                     --    --        --       --          --        --            18        --          --              18
                          ---   ---     ------   ------       -----   -------    --------    --------       -----      --------
BALANCE AT
DECEMBER 31, 1994         --    --      33,296    3,330           9      --       131,606     (49,491)       (126)       85,319

Compensation related
  to restricted stock
  issued under
  employee stock plan     --    --        --       --          --        --             5        --          --               5
Stock options exercised   --    --         700       70        --        --         1,127        --          --           1,197
Issuance of common stock
 pursuant to employee
 stock plan               --    --          22        2        --        --           102        --          --             104
Tax benefit from stock
 options exercised        --    --        --       --          --        --           819        --          --             819
Acquisition and
 retirement
 of treasury stock        --    --         (76)      (8)       --        --          (555)       --          --            (563)
Issuance of warrants      --    --        --       --           100      --          --          --          --            --
Collection of note
 receivable               --    --        --       --          --        --          --          --           126           126
Net loss for the year     --    --        --       --          --        --          --       (17,561)       --         (17,561)
Other                     --    --        --       --          --        --            (4)       --          --              (4)
                          ---   ---     ------   ------       -----   -------    --------    --------       -----      --------
BALANCE AT
DECEMBER 31, 1995         --    --      33,942    3,394         109      --       133,100     (67,052)       --          69,442

Compensation related
 to restricted stock
  issued under employee
  stock plan              --    --          14        1        --        --           164        --          --             165
Stock options
 exercised                --    --         704       71        --        --         2,526        --          --           2,597
Tax benefit from stock
 options exercised        --    --        --       --          --        --         1,211        --          --           1,211
Acquisition and
 retirement of
 treasury stock           --    --         (50)      (5)       --        --          (495)       --          --            (500)
Warrants exercised        --    --           4     --            (9)     --          --          --          --            --
Net income for
 the year                 --    --        --       --          --        --          --        13,228        --          13,228
Other                     --    --        --       --          --        --           (82)       --          --             (82)
                          ---   ---     ------   ------       -----   -------    --------    --------       -----      --------

BALANCE AT
DECEMBER 31, 1996         --    --      34,614   $3,461         100      --      $136,424    $(53,824)       --        $ 86,061
                          ===   ===     ======   ======       =====   =======    ========    ========       =====      ========

                           The accompanying Notes are
                an integral part of these Financial Statements.

                                      NABI
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        1994          1995         1996
                                                                     ----------    ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $ (13,911)    $ (17,561)    $  13,228
    Adjustments to reconcile net income (loss) to net
      cash (used) provided by operating activities:
         Depreciation and amortization                                   6,319         6,959         7,883
         Imputed interest and amortization of debt
          discount and premiums                                            928            14          --
         Compensation under employee stock plan                            105           657           165
         Deferred income taxes                                            (197)         (806)       (6,369)
         Tax benefit from stock options exercised                          368           819         1,211
         Extraordinary charge                                              717          --             932
         Other                                                           1,372           105           916
    Change in assets and liabilities:
      Decrease (increase) in trade accounts receivable                  (8,981)       (4,743)      (10,589)
      Decrease (increase) in inventories                                (7,673)       (1,401)       (5,749)
      Decrease (increase) in prepaid expenses                             (411)          369        (1,396)
      Decrease (increase) in other assets                               (2,118)       (2,578)       (1,106)
      Increase (decrease) in accounts payable and
       accrued expenses                                                  3,882         5,495         7,121
                                                                     ---------     ---------     ---------
      Total adjustments                                                 (5,689)        4,890        (6,981)
                                                                     ---------     ---------     ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                       (19,600)      (12,671)        6,247
                                                                     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash of business acquired, net of transaction costs                  614          --            --
      Cash consideration for business acquisition                         --          (6,425)         --
      Capital expenditures                                              (8,330)      (24,387)      (23,085)
      Collections on note receivable from stockholder                      166           126          --
      Purchases of short-term investments                              (27,926)       (4,036)      (18,190)
      Sales and redemptions of short-term investments                   25,175        22,885         9,724
                                                                     ---------     ---------     ---------
NET CASH USED BY INVESTING ACTIVITIES                                  (10,301)      (11,837)      (31,551)
                                                                     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of convertible
       subordinated debentures                                            --            --          77,884
      Net proceeds from sale and issuance of common stock               38,618           612          --
      Proceeds from exercise of options and warrants                     2,610           419         1,872
      Repurchase of warrants                                            (2,487)         --            --
      Repayments under line of credit, net                                (488)         (626)       (6,760)
      Borrowings of term debt                                            8,781         2,683          --
      Repayments of term debt                                           (9,245)       (3,071)      (10,933)
      Repayment of subordinated debt                                    (7,000)         --            --
      Borrowings (repayments) of flexible term notes                     5,063        12,936       (18,000)
      Contingent purchase price obligation payments                     (8,213)         --            --
      Other debt                                                         1,147         3,414        (4,237)
                                                                     ---------     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               28,786        16,367        39,826
                                                                     ---------     ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,115)       (8,141)       14,522
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        13,247        12,132         3,991
                                                                     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  12,132     $   3,991     $  18,513
                                                                     =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                     $   2,436     $   2,190     $   3,605
                                                                     =========     =========     =========
   Income taxes paid (refunded), net                                 $   4,247     $   7,190     ($    264)
                                                                     =========     =========     =========

              The accompanying Notes are an integral part of these
                             Financial Statements.

                                      NABI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   BUSINESS AND ORGANIZATION

     NABI is a fully integrated biopharmaceutical company that supplies human blood plasma and develops and commercializes therapeutic products for the prevention and treatment of infectious diseases and immunological disorders.

     On November 29, 1995, Univax Biologics, Inc. ("Univax"), a publicly traded biopharmaceutical company, was merged with and into NABI. Under the terms of the agreement and plan of merger, Univax's common stockholders received .79 shares of NABI common stock for each Univax common share. Additionally, Univax's preferred stockholders received 1.047 shares of NABI common stock for each Univax preferred share. NABI issued an aggregate of 14,173,508 shares of its common stock for the outstanding shares of Univax common and preferred stock. The merger was accounted for as a pooling of interests and qualified as a tax free reorganization under Internal Revenue Service regulations.


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

     Basis of presentation: Certain items in the 1994 and 1995 consolidated financial statements have been reclassified for comparative purposes. All dollar amounts are expressed in thousands of dollars except amounts related to per share data.

     Revenue recognition: Revenue is recognized when title and risk of loss are transferred to the customer, generally as products are shipped. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as services are rendered or products are shipped.

     Research and development expense: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due. Reimbursements from third parties for research and development activities are recorded as a reduction in research and development expense.

     Income taxes: The provision for income taxes includes federal and state income taxes currently payable and the change in amounts deferred because of temporary differences between financial statement and tax basis of assets and liabilities.

     Deferred tax assets are accounted for under the provisions of SFAS No. 109 "Accounting for Income Taxes," which requires a valuation allowance when it is "more likely than not" that some portion of the deferred tax assets will not be realized. The pronouncement further states that "forming a conclusion that a valuation

                                      NABI
allowance is not required is difficult" when there is persuasive evidence to the contrary, such as cumulative losses in recent years. NABI periodically evaluates the probability of future taxable income including the occurrence of intervening events which affect the probability of future taxable income and adjusts its valuation allowance accordingly.

     Earnings (loss) per share:   Earnings (loss) per share is determined based
on the weighted average number of common shares and common share equivalents outstanding during the year. Anti-dilutive common share equivalents are excluded from the calculation.

     Financial instruments: The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1995 and 1996, because of the relatively short maturity of these instruments.

     Cash equivalents and short-term investments: Cash equivalents consist of money market funds and bankers acceptances with a maturity of three months or less. Short-term investments consist of securities issued or guaranteed by the U.S. Treasury and U.S. Government Agency Securities.

     Short-term investments are classified as available-for-sale based on management's assessment of its intent and ability to hold these investments.

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

     Property and equipment: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

      ASSET                    LIFE
      -----                    ----
      Buildings                35-39 years
      Furniture and fixtures   5-8 years
      Machinery and equipment  3-8 years
      Leasehold improvements   Lesser of lease term or economic life

     Maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized as additions to property and equipment. Gain or loss upon the retirement or sale of property and equipment is reflected currently in the results of operations.

     Excess of acquisition cost over net assets acquired: Excess of acquisition cost over net assets acquired (goodwill) represents the excess of cost over the fair value of identifiable assets acquired in business acquisitions. Goodwill is amortized ratably from the date of acquisition over periods ranging from 10 to 25 years.

     Intangible assets: Intangible assets represent the fair value of assets acquired in business, product and plasma center acquisitions including customer lists, donor lists, trademarks and trademark registrations, and non-competition agreements. These costs are amortized ratably from the date of acquisition over periods ranging from 3 to 25 years.

     Impairment of long-lived assets: During 1996, NABI adopted Statement of Financial Accounting Standards No. 121, ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-term assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

                                      NABI

     Stock based compensation: In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, establishes a fair value based method of accounting for stock based compensation plans, the effect of which can either be disclosed or recorded. NABI adopted the disclosure-only provisions of SFAS 123 in 1996 and upon adoption, retained its intrinsic value method of accounting for stock- based compensation.


NOTE 3   SHORT-TERM INVESTMENTS

     The following is a summary of securities available for sale as of December 31, 1996:


         (In thousands)              FAIR VALUE
                                     ----------
         U.S. Treasury Bill            $4,955
         U.S. Government Agencies       3,842
                                       ------
         Total                         $8,797
                                       ======

     The fair value of the above securities approximates carrying value at December 31, 1996.

     During the second quarter of 1996, NABI reclassified its short-term investments from held-to-maturity to available-for-sale based on a reassessment of its intent and ability to hold these securities to maturity. At the date of the reclassification the fair value of short-term investments was approximately $16.6 million which approximated amortized cost.


NOTE 4   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:

                                             DECEMBER 31,
                                          ------------------
                                            1995      1996
                                          --------  --------
         Trade accounts receivable        $28,458   $38,774
         Allowance for doubtful accounts     (245)     (647)
                                          -------   -------
                                          $28,213   $38,127
                                          =======   =======

NOTE 5   INVENTORIES

The components of inventories are as follows:

                             DECEMBER 31,
                          ------------------
                            1995      1996
                          --------  --------
         Finished goods   $19,054   $23,610
         Work in process    1,255     1,836
         Raw materials      6,405     8,504
                          -------   -------
                           26,714    33,950
         Less: reserves    (4,068)   (5,555)
                          -------   -------
                          $22,646   $28,395
                          =======   =======

                                      NABI

NOTE 6   PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:


                                                             DECEMBER 31,
                                                         --------------------
                                                           1995       1996
                                                         ---------  ---------
         Land and buildings                              $  5,551   $  7,155
         Furniture and fixtures                             3,691      4,907
         Machinery and equipment                           19,443     21,531
         Leasehold improvements                            12,055     15,106
         Construction in progress                          18,311     32,298
                                                         --------   --------
           Total property and equipment                    59,051     80,997
         Less accumulated depreciation and amortization   (16,354)   (20,410)
                                                         --------   --------
                                                         $ 42,697   $ 60,587
                                                         ========   ========

     Machinery and equipment includes certain assets which have been accounted for as capital leases with a net book value of $1,894 and $1,056 at December 31, 1995 and 1996, respectively.

     Depreciation and amortization expense during 1994, 1995 and 1996 includes amortization of assets under capital leases of approximately $887, $861 and $743, respectively.

     Construction in progress consists primarily of costs incurred in connection with construction of NABI's biopharmaceutical facility and includes capitalized interest of $932 and $2,757 at December 31, 1995 and 1996, respectively.


NOTE 7   OTHER ASSETS

Other assets consist of the following:



                                                                 DECEMBER 31,
                                                              ------------------
                                                                1995      1996
                                                              --------  --------
         Excess of acquisition cost over net assets acquired  $22,156   $22,204
         Less accumulated amortization                         (3,274)   (4,132)
                                                              -------   -------
                                                              $18,882   $18,072
                                                              =======   =======

         Intangible assets                                    $15,372   $15,733
         Less accumulated amortization                         (4,324)   (6,049)
                                                              -------   -------
                                                              $11,048   $ 9,684
                                                              =======   =======

         Other                                                $10,409   $20,330
         Less accumulated amortization                         (2,291)   (4,632)
                                                              -------   -------
                                                              $ 8,118   $15,698
                                                              =======   =======

                                      NABI

NOTE 8   ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                    DECEMBER 31,
                                              ------------------------
                                                1995            1996
                                              --------        --------
         Employee compensation and benefits    $ 4,437         $ 6,919
         Accrued interest                          443           2,210
         Accrued chargebacks                     1,219           1,956
         Accrued royalties and product costs     2,631           3,282
         Other                                   9,058           8,117
                                               -------         -------
                                               $17,788         $22,484
                                               =======         =======

NOTE 9   NOTES PAYABLE

Notes payable consist of the following:


                                                 DECEMBER 31,
                                              -------------------
                                                1995       1996
                                              ---------  --------
         Bank indebtedness:
           Term loan                          $ 10,000       ---
           Revolving credit facility             6,760       ---
           Flexible term notes                  18,000       ---
           Other                                 5,469   $ 1,573
                                              --------   -------
                                                40,229     1,573
         6.5% Convertible subordinated notes       ---    80,500
         Equipment term notes                    1,877       957
         Other                                     788       435
                                              --------   -------
         Total notes payable                    42,894    83,465
         Current maturities                    (17,164)   (2,187)
                                              --------   -------
         Notes payable, long-term             $ 25,730   $81,278
                                              ========   =======

     At December 31, 1996, the annual aggregate maturities of debt through the year 2001 and thereafter were $2,187; $538; $240; $0; and $80,500, respectively.

     During the first quarter of 1996, NABI issued $80.5 million of 6.5% Convertible Subordinated Notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into NABI common stock at a conversion price of $14 per share at any time on or after May 6, 1996, unless previously redeemed or repurchased. At any time on or after February 4, 1999, the Notes may be redeemed at NABI's option without premium. A total of 5,750,000 shares of common stock have been registered and reserved for issuance upon conversion of the Notes. NABI utilized a portion of the net proceeds of the offering to repay a $10 million term loan, $18 million in flexible term notes and approximately $12.2 million under a revolving credit facility.

     In connection with the early repayment of the outstanding bank debt through the application of the net proceeds of the Notes, NABI incurred an extraordinary charge of approximately $932,000 in the first quarter of 1996.

     At December 31, 1996, NABI's existing credit agreement provided for a $20 million revolving credit facility maturing on December 31, 1998. This agreement is secured by substantially all assets and contains covenants

                                      NABI
prohibiting dividend payments and requiring the maintenance of various financial ratios. Other bank indebtedness includes amounts due for transactional float under the revolving credit facility.

     Equipment term notes outstanding at December 31,1996 have a weighted-average interest rate of 5.75%, are payable in installments through 1999 and are secured by equipment having a net book value of approximately $1.1 million at December 31, 1996.

     At December 31, 1996, the fair value of NABI's convertible subordinated notes was approximately $75.4 million. The fair value was estimated using an independently quoted market price. The carrying value of all other long-term notes payable approximated fair value based upon quoted market prices for the same or similar debt issues.


NOTE 10   STOCKHOLDERS' EQUITY

Common Stock

     Effective November 29, 1995, NABI issued approximately 14.2 million shares of its common stock in exchange for all of the outstanding common and preferred stock of Univax. The exchange ratio was .79 to 1 for the common shares and
1.047 to 1 for the preferred shares.

     On January 27, 1994, NABI issued approximately 2.3 million shares of common stock in connection with an acquisition. In September 1994, NABI sold approximately 3.1 million shares of common stock in a public offering to institutional investors yielding net proceeds of $21,534. In October 1994, NABI completed an underwritten public offering of its common stock in which approximately 2.9 million shares were sold by NABI. Net proceeds to NABI from the offering were approximately $19,300 and were used to satisfy various debt obligations. In connection with the early retirement of debt in October 1994, NABI incurred an extraordinary charge of $717 or $.03 per share resulting from the immediate recognition and expense of the debt discount and deferred debt issue costs associated with the obligation.

     Effective January 1995, NABI increased its authorized common stock from 20 million to 50 million and in November 1995 to 75 million shares.

Warrants

     At December 31, 1993, NABI had warrants outstanding for the purchase of approximately 1.5 million shares of its common stock with exercise prices of $3.25 per share, subject to anti-dilution adjustments. In connection with the October 1994 public offering discussed above, warrants to purchase 750,000 shares were exercised and warrants to purchase 766,000 shares were repurchased by NABI.

     In November 1995, NABI issued a warrant to purchase 100,000 shares of its common stock to an affiliate of its principal bank lender in connection with an agreement whereby NABI had the right to issue up to $20 million in subordinated notes. The warrants are exercisable at $9.82 per share and expire on December 31, 2000.

Stock Purchase Plan

     During 1991, NABI adopted an employee stock purchase plan which was terminated effective November 29, 1995 in connection with the Univax merger. The plan provided for the purchase of common stock by employees at a price equal to 85% of the fair market value of such stock. Under this plan, 41,830 common shares were issued to employees.

                                      NABI

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

     At December 31, 1996, there were options outstanding under all NABI's stock plans to acquire 3.1 million shares of its common stock of which 1.3 million were then exercisable. As of the same date, 1.3 million shares of common stock are reserved for future issuance under the plans. Stock options granted and outstanding under these plans as of December 31, 1996 is presented below:

     STOCK OPTION ACTIVITY


                                             OPTIONS
                                          (IN THOUSANDS)   EXERCISE PRICE
                                          --------------   --------------
        BALANCE AT DECEMBER 31, 1993           2,787        $.19-$12.97
         Granted                                 991       $2.64-$10.76
         Exercised or canceled                  (724)       $.19-$12.97
                                              ------       ------------
        BALANCE AT DECEMBER 31, 1994           3,054       $ .19-$12.97
         Granted                               1,029       $5.38-$11.00
         Exercised or canceled                (1,029)       $.19-$12.97
                                              ------       ------------
        BALANCE AT DECEMBER 31, 1995           3,054        $.19-$12.97
         Granted                                 975       $8.63-$13.75
         Exercised or canceled                  (912)       $.19- $3.75
                                              ------       ------------
        BALANCE AT DECEMBER 31, 1996           3,117        $.19-$13.75
                                              ======        ===========

                                      NABI

     STOCK OPTIONS OUTSTANDING


                                  OUTSTANDING                    EXERCISABLE
                      -----------------------------------  ------------------------
                                       AVERAGE   AVERAGE                   AVERAGE
                         OPTIONS        LIFE     EXERCISE     OPTIONS      EXERCISE
EXERCISE PRICE RANGE  (IN THOUSANDS)  REMAINING   PRICE    (IN THOUSANDS)   PRICE
--------------------  -------------   ---------  --------  --------------  --------
  $0.19 -  $3.56            673          4.0     $ 2.36          602        $ 2.35
  $5.06 -  $7.59          1,295          6.9       6.75          554          6.78
  $8.39 - $11.00            251          6.8       9.00          142          9.21
 $12.97 - $13.75            898          6.5      13.73           30         13.25
                          -----          ---     ------        -----        ------
      Total               3,117          6.1     $ 7.96        1,328        $ 7.89
                          =====          ===     ======        =====        ======

     In connection with the merger of Univax into NABI, certain employees' stock options were vested in connection with the termination of their employment.

     NABI has recorded compensation in connection with these plans of $105, $657 and $165 in 1994, 1995 and 1996, respectively.

     The following information reflects NABI's proforma earnings (loss) information as if compensation expense associated with NABI's stock plans had been recorded under the provisions of SFAS 123. Compensation expense has been determined based upon the fair market value at the date of grant.


                              1995      1996
                            ---------  -------
 Net income (loss)          ($17,781)  $12,230
 Earnings (loss) per share    ($0.53)  $  0.34

     The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of 2 - 5 years; expected volatility of 57% - 58%; and risk-free interest rates of 5% - 8%. The weighted-average fair value of options granted during 1995 was $3.60 and $5.93 for 1996.


     NOTE 11   INCOME TAXES

     Income (loss) before benefit (provision) for income taxes and extraordinary charge was taxed under the following jurisdictions:


              FOR THE YEARS ENDED DECEMBER 31,
            -------------------------------------
               1994         1995         1996
            -----------  -----------  -----------
 Domestic     $(6,612)     $(9,148)       $6,172
 Foreign         (808)      (1,726)        1,774
              -------     --------        ------
 Total        $(7,420)    $(10,874)       $7,946
              =======     ========        ======

                                      NABI

The benefit (provision) for income taxes consists of the following:


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1994         1995         1996
                                                    -----------  -----------  -----------
 Current
  Federal                                             $(4,928)     $(5,926)      $ (529)
  State                                                  (657)        (730)        (231)
                                                      -------      -------       ------
                                                       (5,585)      (6,656)        (760)
                                                      -------      -------       ------
 Deferred
  Federal                                                 180          771        7,719
  State                                                    17           35          484
                                                      -------      -------       ------
                                                          197          806        8,203
                                                      -------      -------       ------
 Benefit charged directly to equity from exercise
 of stock options and warrants                           (368)        (819)      (1,211)

 Acquired tax benefit used to reduce intangible
 assets                                                   (18)         (18)         (18)
                                                      -------      -------       ------
                                                      $(5,774)     $(6,687)      $6,214
                                                      =======      =======       ======

                                      NABI

     Deferred tax assets (liabilities) are comprised of the following:

                                                                              December 31,
                                                               ---------------------------------------------
                                                                  1994            1995             1996
                                                               -----------     -----------     ------------
      DEFERRED TAX ASSETS:
             NOL carryforward                                     $17,528         $18,338          $17,429
             Capitalized research and development                   6,162          12,712           10,387
             Research tax credit                                    2,190           2,801            3,078
             Inventory reserve and capitalization                     452           1,518            2,044
             Amortization                                             911           1,090            2,185
             Bad debt reserve                                         197             126              233
             Depreciation                                             142             523              719
             Accrued vacation                                         151             259              142
             Foreign tax credits                                      111             111               35
             Other                                                    674             223              348
                                                                  --------        -------          -------
                                                                   28,518          37,701           36,600
      Valuation allowance                                         (26,676)        (34,635)         (27,251)
                                                                  -------         -------          -------
      Deferred tax assets                                           1,842           3,066            9,349

      DEFERRED TAX LIABILITIES:
             Amortization                                            (533)           (937)            (906)
             Other                                                    (27)            (72)             (17)
                                                                  -------         -------          -------
      Deferred tax liabilities                                       (560)         (1,009)            (923)
                                                                  =======         =======          =======
      Net deferred tax assets                                     $ 1,282         $ 2,057          $ 8,426
                                                                  =======         =======          =======

     In November 1995, Univax was merged with and into NABI. The merger qualifies as a tax free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's pre-merger deferred tax assets are available to offset the future taxable income of NABI, subject to certain annual and change of control limitations. The Univax pre-merger deferred tax assets primarily include net operating loss carryforwards ("NOL"), capitalized research and development expense and research tax credit carryforwards. The NOLs and research tax credit carryforwards expire in varying amounts through the year 2010.

     Pursuant to SFAS No. 109 "Accounting for Income Taxes," NABI recognized approximately $7.4 million of certain deferred tax assets during 1996 primarily as a result of releasing a portion of the valuation allowance previously established against these assets acquired in the NABI/Univax merger. The residual deferred tax assets are fully reserved at December 31, 1996. The ultimate realization of the remaining deferred tax assets is largely dependent on NABI's ability to generate sufficient future taxable income. Management believes that the valuation allowance at December 31, 1996 is appropriate, given NABI's historical loss experience prior to 1996 and other factors including but not limited to the uncertainty of future taxable income expectations beyond NABI's strategic planning horizon.

                                      NABI

     The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:


                                                       YEAR ENDED DECEMBER 31,
                                                     ----------------------------
                                                       1994      1995      1996
                                                     --------  --------  --------
         Federal statutory rate                       (35.0)%   (35.0)%    35.0%
         State income taxes, net of federal benefit     5.7       4.1      (2.9)
         Goodwill and other amortization                1.7       2.3      (0.2)
         Foreign trade income                          (3.5)     (5.1)    (12.8)
         Foreign loss (benefit)                         3.9       5.7       ---
         Merger transaction cost                        ---      19.0      (0.6)
         Pre-merger losses                             20.7      14.9       ---
         Reduction in valuation allowance               ---       ---     (92.9)
         Tax credits                                    ---       ---      (3.3)
         Capitalized research and development          80.7      60.2       ---
         Other                                          3.6      (4.6)     (0.5)
                                                     ------    ------    ------
                                                       77.8%     61.5%    (78.2)%
                                                     ======    ======    ======

     The Internal Revenue Service completed its audit of NABI's 1992, 1993 and 1994 federal income tax returns during 1996 without material change.


NOTE 12   LEASES

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

     Rent expense was approximately $3,854, $5,225 and $6,293 for the years ended December 31, 1994, 1995 and 1996, respectively.

     As of December 31, 1996, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:


         YEAR ENDING DECEMBER 31,
         ------------------------
         1997                               $ 5,762
         1998                                 5,216
         1999                                 4,511
         2000                                 3,846
         2001                                 3,259
         Thereafter                           5,180
                                            -------
         Total minimum lease commitments    $27,774
                                            =======

                                      NABI

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

     Related party transactions with Abbott for the years ended December 31, 1994, 1995 and 1996 are summarized below:


                                                             1994     1995    1996
                                                            -------  ------  -------
 Sales of plasma-related products and testing services      $ 6,103  $4,574  $ 3,027
 Purchases of diagnostic, therapeutic and testing products   11,260   8,516   10,390
 Product royalty obligations                                  1,426   1,977    2,617
 Rental payments and other                                      120   1,048      919

     At December 31, 1995 and 1996, trade accounts receivable from Abbott totaled $845 and $311 respectively, and accounts payable to Abbott aggregated $650 and $1,554, respectively.


NOTE 14   PRODUCT DEVELOPMENT AND LICENSING AGREEMENTS

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

     In connection with an exclusive licensing agreement to market and distribute WinRho SD in the U.S. through March 2005, NABI is obligated to expend a minimum of $3,000 for marketing and selling expenses in each of the years ending May 1996 and 1997. In addition, NABI has agreed to loan the manufacturer of WinRho SD fifty percent of the cost of capital improvements to its manufacturing facility up to $3,000, of which $1,864 was advanced at December 31, 1996.

     During the years ended December 31, 1994 and 1995, NABI incurred obligations under these agreements of $250 and $2,400, respectively, including a contract initiation payment of $1,500.

     During the years ended December 31, 1994, 1995 and 1996, NABI recorded research support reimbursements under a certain collaboration agreement of $2,759, $6,036 and $2,148 respectively. This collaboration agreement terminated in 1996.

                                      NABI

NOTE 15   COMMITMENTS AND CONTINGENCIES

     NABI has been named with various other defendants in numerous suits filed in the U.S., by or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than NABI or having familial relations with those so infected. NABI denies all allegations against it, and intends to defend the cases vigorously. At December 31, 1996, NABI and its subsidiaries were also parties to certain routine claims and litigation occurring in the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on NABI's financial position or results of operations.

     At December 31, 1996, NABI had outstanding purchase commitments with a principal supplier which expire through September 1999. Under the agreement, NABI is obligated to purchase goods from the supplier aggregating approximately $21,942 in fiscal 1997 through fiscal 1998 and $16,457 in fiscal 1999.

     NABI is committed to purchase the entire plasma production of certain contract centers through October 31, and December 31, 1999.


NOTE 16   INDUSTRY SEGMENT INFORMATION

     NABI operates in four principal industry segments. Plasma consists of the operation of plasma collection centers for the collection and processing of source and specialty plasmas. Immunotherapeutic products consists of proprietary plasma-based immune globulin therapeutic products. Diagnostic products and services is composed primarily of the production and sale of human plasma-based control and diagnostic products and the performance of laboratory testing services. Research and development includes expenses incurred under collaborative product development agreements net of periodic reimbursements for a portion of NABI's research activities and attainment of specified milestones. Corporate and other includes the elimination of income on inter-segment sales, unallocated general corporate expenses and interest, including amortization of debt discount.

     Net export sales in 1994, 1995 and 1996 were $62,122, $70,679 and $93,774 respectively, and represented 38%, 36% and 39% of consolidated sales for those years, respectively. Export sales are primarily to Europe. Plasma sales to unaffiliated customers (Baxter, Immuno and Centeon for 1994; Baxter, Bayer and Immuno for 1995; and Baxter, Bayer and Biotest for 1996) exceeding 10% of consolidated sales aggregated 49%, 47% and 45% of sales in 1994, 1995 and 1996, respectively.

                                      NABI

Information regarding NABI's operations and identifiable assets in the different industry segments is as follows:

                                                   1994          1995          1996
                                                ---------     ---------     ---------
SALES:
     Plasma                                     $143,687      $169,505      $207,832
     Immunotherapeutic products                    9,295        18,590        26,405
     Diagnostic products and services             11,444         7,833         5,672
                                                --------      --------      --------
                                                $164,426      $195,928      $239,909
                                                ========      ========      ========


OPERATING (LOSS) PROFIT:
     Plasma                                     $ 19,424      $ 23,091      $ 30,218
     Immunotherapeutic products                    4,433         4,595         8,498
     Diagnostic products and services              2,910         2,189         2,058
     Research and development                    (17,599)      (20,208)      (17,353)
     Corporate and other                         (13,660)      (19,340)      (12,252)
                                                --------      --------      --------
                                                $ (4,492)     $ (9,673)     $ 11,169
                                                ========      ========      ========

IDENTIFIABLE ASSETS:
     Plasma                                     $ 72,250      $ 85,954      $ 99,000
     Immunotherapeutic products                   11,108        27,927        40,224
     Diagnostic products and services              6,210         5,638         6,277
     Research and development                      6,978         6,988         5,801
     Corporate and other                          35,543        11,468        50,840
                                                --------      --------      --------
                                                $132,089      $137,975      $202,142
                                                ========      ========      ========

CAPITAL EXPENDITURES:
     Plasma                                     $  2,576      $  2,529      $  6,010
     Immunotherapeutic products                    1,620        15,667         9,974
     Diagnostic products and services                282         1,004           898
     Research and development                      1,382         1,124           532
     Corporate and other                           2,470         4,063         5,671
                                                --------      --------      --------
                                                $  8,330      $ 24,387      $ 23,085
                                                ========      ========      ========

DEPRECIATION AND AMORTIZATION EXPENSE:
     Plasma                                     $  3,254      $  3,781      $  4,147
     Immunotherapeutic products                      252           382           381
     Diagnostic products and services                411           391           436
     Research and development                      1,770         1,883         1,915
     Corporate and other                             632           522         1,004
                                                --------      --------      --------
                                                $  6,319      $  6,959      $  7,883
                                                ========      ========      ========

                                      NABI

NOTE 17   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   PER SHARE DATA
                                                                        -------------------------------------
                                                                         INCOME
                                                  INCOME                 (LOSS)
                                                  (LOSS)                 BEFORE
                                                  BEFORE       NET       EXTRA-      EXTRA-           NET
                                    GROSS     EXTRADORDINARY  INCOME    ORDINARY    ORDINARY        INCOME
                      SALES         MARGIN        CHARGE      (LOSS)     CHARGE     CHARGE          (LOSS)
==============================================================================================================
1995
1st Quarter          $ 46,303      $ 9,293       $ (1,830)  $ (1,830)   $(0.05)         ---         $(0.05)
2nd Quarter            47,462       10,428         (2,529)    (2,529)    (0.08)         ---          (0.08)
3rd Quarter            48,241       10,970         (2,709)    (2,709)    (0.08)         ---          (0.08)
4th Quarter            53,922       13,089        (10,493)   (10,493)    (0.31)         ---          (0.31)(1)
                     --------      -------       --------   --------    ------       ------         ------
                     $195,928      $43,780       $(17,561)  $(17,561)   $(0.52)         ---         $(0.52)
                     ========      =======       ========   ========    ======       ======         ======

1996
1st Quarter          $ 58,552      $13,713       $  1,417   $    485    $ 0.04       $(0.03)         $0.01
2nd Quarter            57,682       14,057          1,642      1,642      0.05          ---           0.05
3rd Quarter            57,635       12,873          1,095      1,095      0.03          ---           0.03 (2)
4th Quarter            66,040       17,352         10,006     10,006      0.28          ---           0.28 (3)
                     --------      -------       --------   --------    ------       ------         ------
                     $239,909      $57,995       $ 14,160   $ 13,228    $ 0.40       $(0.03)        $ 0.37
                     ========      =======       ========   ========    ======       ======         ======




(1) During the fourth quarter of 1995, NABI established a reserve of approximately $2.5 million to reserve for development stage inventories which have no assurance of commercial viability. In addition, NABI recorded a charge of approximately $6 million in the fourth quarter of 1995 related to the NABI/Univax merger.

(2) During the third quarter of 1996, NABI recorded a charge of approximately $2 million resulting from its voluntary withdrawal of certain lots of H-BIG distributed prior to 1996 in response to implementation of second generation polymerase chain reaction (PCR) testing requirements mandated by the Food and Drug Administration in June 1996.

(3) During the fourth quarter of 1996, NABI recognized a tax benefit of approximately $6.5 million reflecting the recognition of certain tax benefits principally associated with the NABI/Univax merger.

                                      NABI
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                       ADDITIONS                  DEDUCTIONS
                                                            --------------------------------  -------------------
                                          BALANCE AT        CHARGED TO          CHARGED TO     WRITE-OFFS CHARGED     BALANCE
                                          BEGINNING         COSTS AND        OTHER ACCOUNTS-        AGAINST            AT END
          CLASSIFICATION                  OF PERIOD          EXPENSES           PROVISION           RESERVE          OF PERIOD
          --------------                  -----------       ----------       ---------------   ------------------    ---------
YEAR ENDED DECEMBER 31, 1994:
 Allowance for doubtful
 accounts                                  $   125           $    422              --                 --             $   547
                                           =======           ========           =======           ========           =======

 Deferred tax asset
  valuation allowance                      $16,855               --             $ 9,821               --             $26,676
                                           =======           ========           =======           ========           =======

 Inventory reserve                         $   379           $    801              --             $    284           $   896
                                           =======           ========           =======           ========           =======

YEAR ENDED DECEMBER 31, 1995:
 Allowance for doubtful accounts           $   547           ($    86)             --             $    216           $   245
                                           =======           ========           =======           ========           =======

 Deferred tax asset valuation
  allowance                                $26,676               --             $ 7,959               --             $34,635
                                           =======           ========           =======           ========           =======

 Inventory reserve                         $   896           $  4,186              --             $  1,014           $ 4,068
                                           =======           ========           =======           ========           =======

YEAR ENDED DECEMBER 31, 1996:
 Allowance for doubtful accounts           $   245           $    675              --             $    273           $   647
                                           =======           ========           =======           ========           =======

 Deferred tax asset valuation
  allowance                                $34,635               --             ($7,309)          $     75           $27,251
                                           =======           ========           =======           ========           =======

 Inventory reserve                         $ 4,068           $  3,419              --             $  1,932           $ 5,555
                                           =======           ========           =======           ========           =======

                                 EXHIBIT INDEX

                                                                                           PAGE #
2      Agreement and Plan of Merger dated August 28, 1995 between NABI and
       Univax Biologics, Inc. (incorporated by reference to NABI's Registration
       Statement on Form S-4; Commission File No. 33-63497)................................. N/A

3.1    Restated Certificate of Incorporation of NABI........................................ N/A

3.2    By-Laws (incorporated by reference to NABI's Registration Statement on
       Form S-4; Commission File No. 33-63497).............................................. N/A

4.1    Specimen Stock Certificate (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096).................... N/A

4.2    Indenture between NABI and State Street Bank and Trust Company, dated as of February 1, 1996.................................................................. N/A

4.3    Registration Rights Agreement by and between NABI and Robertson, Stephens
       & Company LLC and Raymond James & Associates, Inc., dated as of February
       1, 1996 ............................................................................. N/A

10.1   Third Amended and Restated Revolving Credit and Term Loan Agreement
       between NationsBank, National Association (South) (f/k/a NationsBank of
       Florida, National Association) ("NationsBank") and NABI dated December 1,
       1994 (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1994).................................................... N/A

10.2   Waiver and Amendment, dated December 30, 1994, of Section 8.09(e) of
       Third Amended and Restated Revolving Credit, Term Loan and Reimbursement
       Agreement between NationsBank and NABI dated as of December 1, 1994
       (incorporated by reference to NABI's Registration Statement on Form S-4;
       Commission File No. 33-63497)........................................................ N/A

10.3   Amendment No. 1 to Third Amended and Restated Revolving Credit Term Loan
       and Reimbursement Agreement between NationsBank and NABI dated March 31,
       1995 (incorporated by reference to NABI's Registration Statement on Form
       S-4; Commission File No. 33-63497)................................................... N/A

10.4   Amendment Nos. 3 and 4 to Third Amended and Restated Revolving Credit
       Term Loan and Reimbursement Agreement between NABI and NationsBank dated as of November 29, 1995 and December 20, 1995, respectively.......................... N/A

10.5   Shareholder Agreement effective as of September 30, 1992 between NABI and
       Abbott Laboratories (incorporated by reference to NABI's Annual Report on
       Form 10-K for the year ended December 31, 1992)...................................... N/A

10.6   Shareholder Agreement between CGW Southeast Partners I, L.P. and NABI dated January 25, 1994 (incorporated by reference to NABI's Registration
       Statement on Form S-2; Commission File No. 33-83096)................................. N/A

10.7   Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare
       Corporation and NABI (confidential treatment) (incorporated by reference to NABI's Registration Statement on Form S-2; Commission File No.
       33-83096)............................................................................ N/A


10.8   Plasma Supply Agreement II dated January 1, 1994 between Baxter
       Healthcare Corporation, Hyland Division, and NABI (confidential treatment) (incorporated by reference to NABI's Registration Statement on
       Form S-2; Commission File No. 33-83096).............................................. N/A

10.9   Agreement effective January 1, 1994 between NABI and Immuno Trading AG
       (confidential treatment) (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096).................... N/A

10.10  Plasma Supply Agreement dated September 8, 1992 and letter dated November
       1, 1993 from Behringwerke AG to NABI (confidential treatment)
       (incorporated by reference to NABI's Registration Statement on Form S-2;
       Commission File No. 33-83096)........................................................ N/A

10.11  Supply Agreement dated May 1, 1993 between NABI and Intergen Company L.P.
       (confidential treatment) (incorporated by reference to NABI's
       Registration Statement on Form S-2; Commission File No. 33-83096).................... N/A

10.12  Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between NABI and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to NABI's Registration Statement on Form S-2; Commission File
       No. 33-83096)........................................................................ N/A

10.13  Lease Agreement dated March 31, 1994 between NABI and Angelo Napolitano,
       Trustee, for certain real property located at 16500 N.W. 15th Avenue,
       Miami, Florida (incorporated by reference to NABI's Registration
       Statement on Form S-2; Commission File No. 33-83096)................................. N/A

10.14  Employment Agreement dated January 1, 1993 between NABI and David J. Gury
       (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31,1992)......................................................... N/A

10.15  Employment Agreement dated January 27, 1994 between John C. Carlisle and
       NABI (incorporated by reference to NABI's Registration Statement on Form
       S-2; Commission File No. 33-83096)................................................... N/A

10.16  Employment Agreement effective August 1, 1995 between NABI and Alfred J.
       Fernandez (incorporated by reference to NABI's Registration Statement on
       Form S-4; Commission File No. 33-63497).............................................. N/A

10.17  Employment Agreement effective August 1, 1995 between NABI and Stephen W.
       Weston (incorporated by reference to NABI's Registration Statement on
       Form S-4; Commission File No. 33-63497).............................................. N/A

10.18  Employment Agreement effective December 1, 1995 between NABI and Robert
       B. Naso (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1995)................................................ N/A

10.19  Employment Agreement effective December 1, 1995 between NABI and Thomas
       P. Stagnaro (incorporated by reference to NABI's Annual Report on Form
       10-K for the year ended December 31, 1995)........................................... N/A

10.20  Separation Agreement effective January 5, 1996 between NABI and Raj Kumar
       (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1995)........................................................ N/A


10.21  1990 Equity Incentive Plan (incorporated by reference to NABI's
       Registration Statement on Form S-4; Commission File No. 33-63497).................... N/A

10.22  Amended and Restated Incentive Stock Option Plan adopted in 1993
       (incorporated by reference to NABI's Annual Report on Form 10-K for the year ended December 31, 1992)........................................................ N/A

10.23  Stock Plan for Non-Employee Directors (incorporated by reference to
       NABI's Proxy Statement dated April 26, 1995)......................................... N/A

10.24  Amendment No. 5 to Third Amended and Restated Revolving Credit Term Loan
       and Reimbursement Agreement between NationsBank and NABI dated March 31,
       1996 (incorporated by reference to NABI's Quarterly Report on Form 10-Q for the quarter ended March 31,1996)................................................. N/A

10.25* Letter Amendment to Third Amended and Restated Revolving Credit Term Loan
       and Reimbursement Agreement between NationsBank and NABI dated August 1, 1996...... 66-68

10.26* Employment Agreement dated January 1, 1997 between John C. Carlisle and NABI....... 69-73

21*    Subsidiaries of the Registrant..................................................... 74-75

23*    Consent of Independent Certified Public Accountants................................ 76-77

27     Financial Data Schedule (for SEC use only).




-------------------
* Filed herewith