Form 10-Q
period 1997-03-31
NABI /DE/
filed 1997-05-13
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ____________ TO __________.


                           COMMISSION FILE #0-4829-03



                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         59-1212264
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



     5800 Park of Commerce Boulevard N.W., Boca Raton, FL            33487
   -----------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)



(Registrant's telephone number, including area code):   (561) 989-5800
                                                       -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                               YES (X)     NO ( )

The number of shares outstanding of registrant's common stock at May 9, 1997 was 34,743,416 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                                      NABI

================================================================================

                                      INDEX



                                                                                              PAGE
                                                                                             ------

PART I.  FINANCIAL INFORMATION
         ----------------------

     ITEM 1.  FINANCIAL STATEMENTS..............................................................3

     Consolidated Balance Sheet, March 31, 1997 and December 31, 1996...........................3

     Consolidated Statement of Operations for the three-month periods ended
          March 31, 1997 and 1996...............................................................4

     Consolidated Statement of Cash Flows for the three-month periods ended
          March 31, 1997 and 1996...............................................................5

     Notes to Consolidated Financial Statements.................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.........................................................8


PART II. OTHER INFORMATION
         -----------------

     ITEM 1.  LEGAL PROCEEDINGS................................................................10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................11

         Exhibit 11 - Calculation of Earnings per Share........................................13

         Exhibit 27 - Financial Data Schedule (for S.E.C. use only)............................14


NABI

PART I  Financial Information

Item 1  Financial Statements
--------------------------------------------------------------------------------
                                                      CONSOLIDATED BALANCE SHEET


                                                                      (UNAUDITED)
                                                                        March 31,     December 31,
                                                                       -----------------------------
(IN THOUSANDS)                                                            1997            1996
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                     $  20,329       $  18,513
         Short-term investments                                             --             8,797
         Trade accounts receivable, net                                   37,523          38,127
         Inventories, net                                                 34,258          28,395
         Prepaid expenses and other assets                                 3,782           4,269
                                                                       ---------       ---------
                      TOTAL CURRENT ASSETS                                95,892          98,101

PROPERTY AND EQUIPMENT, NET                                               66,668          60,587

OTHER ASSETS:
         Excess of acquisition cost over net assets
           acquired, net                                                  17,799          18,072
         Intangible assets, net                                            9,293           9,684
         Other, net                                                       17,502          15,698
                                                                       ---------       ---------
TOTAL ASSETS                                                           $ 207,154       $ 202,142
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Trade accounts payable                                        $   7,995       $   9,800
         Accrued expenses                                                 15,750          22,484
         Notes payable                                                     4,525           2,187
                                                                       ---------       ---------
                      TOTAL CURRENT LIABILITIES                           28,270          34,471

NOTES PAYABLE                                                             91,158          81,278
OTHER                                                                        343             332
                                                                       ---------       ---------
TOTAL LIABILITIES                                                        119,771         116,081
                                                                       ---------       ---------

STOCKHOLDERS' EQUITY:
         Convertible preferred stock, par value
           $.10 per share:
           5,000 shares authorized; no shares outstanding                   --              --
         Common stock, par value $.10 per share:
           75,000 shares authorized, 34,720 and 34,614 shares
           issued and outstanding, respectively                            3,472           3,461
         Capital in excess of par value                                  136,385         136,424
         Accumulated deficit                                             (52,474)        (53,824)
                                                                       ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                87,383          86,061
                                                                       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 207,154       $ 202,142
                                                                       =========       =========


   The accompanying Notes are an integral part of these Financial Statements.

NABI
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF OPERATIONS




                                                                            (UNAUDITED)
                                                                     Three Months Ended March 31,
                                                                   -------------------------------
(In Thousands, Except Per Share Data)                                     1997            1996
--------------------------------------------------------------------------------------------------
SALES                                                                   $ 56,377       $ 58,552

COSTS AND EXPENSES:
     Costs of products sold                                               43,185         44,839
     Research and development expense                                      3,798          4,390
     Selling, general and administrative expense                           4,400          5,131
     Royalty expense                                                       1,209          1,248
     Other operating expense, principally freight
       and amortization                                                      934            903
                                                                        --------       --------
OPERATING INCOME                                                           2,851          2,041

INTEREST AND OTHER INCOME                                                    187            326

INTEREST AND OTHER EXPENSE                                                  (987)          (891)
                                                                        --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY CHARGE                                              2,051          1,476

PROVISION FOR INCOME TAXES                                                  (701)           (59)
                                                                        --------       --------
INCOME BEFORE EXTRAORDINARY CHARGE                                         1,350          1,417

EXTRAORDINARY CHARGE                                                        --             (932)
                                                                        --------       --------
NET INCOME                                                              $  1,350       $    485
                                                                        ========       ========

EARNINGS PER SHARE:
     Income before extraordinary charge                                 $   0.04       $   0.04
     Extraordinary charge                                                   --            (0.03)
                                                                        --------       --------
     Net income                                                         $   0.04       $   0.01
                                                                        ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES AND
     COMMON SHARE EQUIVALENTS                                             35,613         35,710
                                                                        ========       ========




   The accompanying Notes are an integral part of these Financial Statements.

NABI
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                  (UNAUDITED)
                                                                           Three Months Ended March 31,
                                                                       ------------------------------------
(In Thousands)                                                                1997            1996
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                $  1,350       $    485
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                             2,130          1,955
     Provision for doubtful accounts                                             100             60
     Extraordinary charge                                                       --              932
     Other                                                                       (16)            21

  Change in assets and liabilities:
      Decrease (increase) in trade accounts receivable                           505         (8,928)
      Decrease (increase) in inventories                                      (5,863)           890
      Decrease (increase) in prepaid expenses and other assets                   486            679
      Decrease (increase) in other assets                                     (2,049)          (793)
      Increase (decrease) in accounts payable and
        accrued liabilities                                                   (8,863)        (2,090)
                                                                            --------       --------
     Total adjustments                                                       (13,570)        (7,274)
                                                                            --------       --------
NET CASH USED BY OPERATING ACTIVITIES                                        (12,220)        (6,789)
                                                                            --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                         --          (16,217)
     Proceeds from maturity of short-term investments                          8,850           --
     Capital expenditures                                                     (7,332)        (3,732)
                                                                            --------       --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                               1,518        (19,949)
                                                                            --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of convertible
       subordinated debentures                                                  --           77,884
     Repayments of flexible term notes                                          --          (14,500)
     Repayments of term debt                                                    --          (10,172)
     Borrowing (repayments) under line of credit, net                         10,000         (6,760)
     Other debt                                                                2,209         (1,894)
     Proceeds from the exercise of options and warrants                          309            456
                                                                            --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     12,518         45,014
                                                                            --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,816         18,276

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                18,513          3,991
                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 20,329       $ 22,267
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

The consolidated financial statements include the accounts of NABI and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in NABI's Annual Report to Stockholders for the year ended December 31, 1996.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly NABI's consolidated financial position at March 31, 1997 and the consolidated results of its operations for the three months ended March 31, 1997 and 1996. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.

NOTE 2 -- INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                               MARCH 31,     DECEMBER 31,
(In Thousands)                   1997           1996
                               ---------     ------------

Finished goods                 $ 30,026       $ 23,610
Work in process                   1,692          1,836
Raw materials                     8,680          8,504
                               --------       --------
                                 40,398         33,950
Less: reserves                   (6,140)        (5,555)
                               --------       --------

                               $ 34,258       $ 28,395
                               ========       ========


NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                            MARCH 31,    DECEMBER 31,
(In Thousands)                                1997           1996
                                            ---------    ------------


Land and buildings                         $  7,214       $  7,155
Furniture and fixtures                        4,788          4,907
Machinery and equipment                      22,513         21,531
Leasehold improvements                       15,279         15,106
Construction in progress                     38,287         32,298
                                           --------       --------
         Total property and equipment        88,081         80,997

Less: accumulated depreciation and
    amortization                            (21,413)       (20,410)
                                           --------       --------

                                           $ 66,668       $ 60,587
                                           ========       ========

Construction in progress consists primarily of costs incurred in connection with construction of NABI's biopharmaceutical facility and includes capitalized interest of $3,263 and $2,757 at March 31, 1997 and December 31, 1996, respectively.



NOTE 4 -- RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1996 period have been reclassified for comparative purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is a discussion and analysis of the major factors contributing to NABI's financial condition and results of operations for the three month periods ended March 31, 1997 and 1996. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands except per share amounts.

                              RESULTS OF OPERATIONS
                              ---------------------

The following table sets forth NABI's results of operations expressed as a percentage of sales:

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ------------------
                                                          1997         1996
                                                         -----        -----
Sales                                                    100.0%       100.0%
Cost of products sold                                     76.6         76.6
                                                         -----        -----

Gross profit margin                                       23.4         23.4
Research and development expense                           6.7          7.5
Selling, general and administrative expense                7.8          8.8
Royalty expense                                            2.1          2.1
Other operating expense                                    1.7          1.5
                                                         -----        -----

Operating income                                           5.1          3.5
Interest and other income                                  0.3          0.5
Interest and other expense                                (1.8)        (1.5)
                                                         -----        -----

Income before provision for income taxes and
   extraordinary charge                                    3.6          2.5
Provision for income taxes                                (1.2)        (0.1)
                                                         -----        -----
Income before extraordinary charge                         2.4          2.4
Extraordinary charge                                       --          (1.6)
                                                         -----        -----

Net income                                                 2.4%         0.8%
                                                         =====        =====

Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table.

                                            THREE MONTHS ENDED MARCH 31,
                                    -----------------------------------------
                                            1997                   1996
                                    ------------------     ------------------
SEGMENT
Plasma  -Source                     $33,896       60.2%    $30,627       52.3%
        -Specialty                   16,256       28.8      21,661       37.0
                                    -------      -----     -------      -----
                                     50,152       89.0      52,288       89.3
Immunotherapeutic products            4,908        8.7       4,797        8.2
Diagnostic products and services      1,317        2.3       1,467        2.5
                                    -------      -----     -------      -----

         Total                      $56,377      100.0%    $58,552      100.0%
                                    =======      =====     =======      =====

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   ------------------------------------------



SALES. Sales for the first quarter of 1997 declined by $2.2 million to $56.4 million compared to $58.6 million for the first quarter of 1996. The decrease was primarily attributable to a decline in the volume of specialty plasma shipments, resulting from normal quarterly fluctuations in product deliveries to customers.

GROSS PROFIT MARGIN. Gross profit and related margin for the first quarter of 1997 was $13.2 million, or 23.4% of sales, compared to $13.7 million, or 23.4% of sales, in the first quarter of 1996. Gross profit margins were consistent with the prior quarter due to improved gross margins for immunotherapeutic products, offset by the effects of lower margin plasma product sales.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.8 million, or 6.7% of sales, for the first quarter of 1997 compared to $4.4 million, or 7.5% of sales, in the first quarter of 1996. The decrease in expense related primarily to the discontinuation of clinical trials for HyperGam+CF during June 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $4.4 million, or 7.8% of sales, for the first quarter of 1997 compared to $5.1 million, or 8.8% of sales, in the first quarter of 1996. The decrease resulted primarily from a reduction of personnel related expenses.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for the first quarter of 1997 was $.8 million, or 1.4% of sales, compared to $.6 million, or 1.0% of sales, in the first quarter of 1996. The increase was primarily attributable to higher average outstanding borrowings and less average outstanding investments when compared to 1996.

OTHER FACTORS. Provision for income taxes was $.7 million or an effective rate of 34% in the first quarter of 1997 compared to $59,000, or an effective rate of 4%, in the first quarter of 1996. The 34% effective tax rate for the first quarter of 1997 differs from the statutory rate of 35% primarily due to foreign trade income, offset by the effects of non-deductible goodwill and state income taxes. The 4% effective tax rate for the first quarter of 1996 differs from the statutory rate of 35% primarily due to the utilization of previously reserved net operating loss carryforwards.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------



At March 31, 1997, NABI's credit agreement, provided for a $20 million revolving credit facility maturing on December 31, 1998. NABI had $10 million of indebtedness outstanding as of March 31, 1997 under this facility which is secured by substantially all of NABI's assets. The credit agreement contains covenants requiring the maintenance of various financial ratios and prohibits the payment of dividends.

As of March 31, 1997, NABI's current assets exceeded current liabilities by $67.6 million as compared to a net working capital position of $63.6 million at December 31, 1996.

Projected capital expenditures for 1997 include validation costs for manufacturing facilities, development of financial and donor management systems, and plasma center renovations. NABI believes that cash on hand, its available bank line of credit and cash flow from operations will be sufficient to meet its anticipated cash requirements for 1997.

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in NABI's Annual Report on Form 10-K for the year ended December 31, 1996 concerning certain factors that could cause NABI's actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

NABI is a party to litigation in the ordinary course of business. There have been no material developments in any of the legal proceedings reported in NABI's Annual Report on Form 10-K for the year ended December 31, 1996. NABI does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a. Exhibits

         11  Calculation of Earnings Per Share...............................13
         27 Financial Data Schedule (for S.E.C. use only)

b. Reports on Form 8-K:

         None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NABI






DATE: May 12, 1997                    By:  /s/ ALFRED J. FERNANDEZ
                                          -------------------------
                                          ALFRED J. FERNANDEZ
                                          Senior Vice President and
                                          Chief Financial Officer