Form 10-Q
period 1997-06-30
NABI /DE/
filed 1997-08-14
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO_____________ .

                           COMMISSION FILE #0-4829-03

                                      NABI
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    59-1212264
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL           33487
--------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code):      (561) 989-5800
                                                      -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES (X)            NO ( )

The number of shares outstanding of registrant's common stock at August 11, 1997 was 34,759,599 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                                      NABI

================================================================================


                                      INDEX
                                      -----


                                                                                                            PAGE
                                                                                                            ----
PART I.       FINANCIAL INFORMATION
              ---------------------

     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheet, June 30, 1997 and December 31, 1996...........................................3

     Consolidated Statement of Operations for the three-month and six-month periods ended June 30, 1997 and 1996...........................................................................4

     Consolidated Statement of Cash Flows for the six-month periods ended

          June 30, 1997 and 1996...............................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

          OF OPERATIONS........................................................................................8

PART II.      OTHER INFORMATION
              -----------------

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................11

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................12

         Exhibit 11 - Calculation of Earnings per Share.......................................................14

                                       2

NABI
PART I Financial Information
Item 1 Financial Statements
--------------------------------------------------------------------------------
                                                      CONSOLIDATED BALANCE SHEET



                                                     (UNAUDITED)
                                                       JUNE 30,     DECEMBER 31,
                                                 -------------------------------
(IN THOUSANDS)                                          1997            1996
--------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
      Cash and cash equivalents                         $5,358          $18,513
      Short-term investments                                 -            8,797
      Trade accounts receivable, net                    37,798           38,127
      Inventories, net                                  42,075           28,395
      Prepaid expenses and other assets                  4,119            4,269
                                                      --------         --------
                 TOTAL CURRENT ASSETS                   89,350           98,101

PROPERTY AND EQUIPMENT, NET                             77,923           60,587

OTHER ASSETS:
      Excess of acquisition cost over net assets
        acquired, net                                   17,572           18,072
      Intangible assets, net                             8,954            9,684
      Other, net                                        18,556           15,698
                                                      --------         --------
TOTAL ASSETS                                          $212,355         $202,142
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Trade accounts payable                            $6,903           $9,800
      Accrued expenses                                  14,905           22,484
      Notes payable                                      6,019            2,187
                                                      --------         --------
                 TOTAL CURRENT LIABILITIES              27,827           34,471

NOTES PAYABLE                                           94,763           81,278
OTHER                                                      354              332
                                                      --------         --------
TOTAL LIABILITIES                                      122,944          116,081
                                                      --------         --------

STOCKHOLDERS' EQUITY:
      Convertible preferred stock, par value
        $.10 per share: 5,000 shares authorized;
        no shares outstanding                                -                -
      Common stock, par value $.10 per share:
        75,000 shares authorized, 34,762 and
        34,614 shares issued and outstanding,
        respectively                                     3,476            3,461
      Capital in excess of par value                   136,396          136,424
      Accumulated deficit                              (50,461)         (53,824)
                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY                              89,411           86,061
                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $212,355         $202,142
                                                      ========         ========

   The accompanying Notes are an integral part of these Financial Statements.

NABI
-------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENT OF OPERATIONS



                                                                         (UNAUDITED)                   (UNAUDITED)
                                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                  ----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                1997         1996           1997           1996
----------------------------------------------------------------------------------------------------------------------------
SALES                                                               $57,915      $57,682       $114,292       $116,234

COSTS AND EXPENSES:
  Cost of products sold                                              42,946       43,625         86,131         88,464
  Research and development expense                                    4,045        3,931          7,843          8,321
  Selling, general and administrative expense                         5,838        5,745         10,238         10,876
  Royalty expense                                                     1,188        1,084          2,397          2,332
  Other operating expense, principally freight and amortization         686          946          1,620          1,849
                                                                  ---------    ---------      ---------      ---------
OPERATING INCOME                                                      3,212        2,351          6,063          4,392

INTEREST AND OTHER INCOME                                                27          460            214            786

INTEREST AND OTHER EXPENSE                                           (1,008)      (1,101)        (1,995)        (1,992)
                                                                  ---------    ---------      ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY CHARGE                                            2,231        1,710          4,282          3,186

PROVISION FOR INCOME TAXES                                             (218)         (68)          (919)          (127)
                                                                  ---------    ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE                                    2,013        1,642          3,363          3,059

EXTRAORDINARY CHARGE                                                     --           --             --           (932)
                                                                  ---------    ---------      ---------      ---------

NET INCOME                                                           $2,013       $1,642         $3,363         $2,127
                                                                  =========    =========      =========      =========


EARNINGS PER SHARE:
  Income before extraordinary charge                                  $0.06        $0.05          $0.10          $0.09
  Extraordinary charge                                                   --           --             --          (0.03)
                                                                  ---------    ---------      ---------      ---------
  Net income                                                          $0.06        $0.05          $0.10          $0.06
                                                                  =========    =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES AND
  COMMON SHARE EQUIVALENTS                                           35,141       35,781         35,377         35,746
                                                                  =========    =========      =========      =========







The accompanying Notes are an integral part of these Financial Statements.

NABI
-------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            (UNAUDITED)
                                                      SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------
(IN THOUSANDS)                                          1997             1996
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                           $3,363            $2,127
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       4,491             3,868
   Provision for doubtful accounts                        35               120
   Extraordinary charge                                   --               932
   Other                                                   8                56

 Change in assets and liabilities:
   Decrease (increase) in trade accounts receivable      295           (20,381)
   Decrease (increase) in inventories                (13,679)           (1,095)
   Decrease (increase) in prepaid expenses and
    other assets                                         149              (995)
   Decrease (increase) in other assets                (3,408)             (175)
   Increase (decrease) in accounts payable and
    accrued liabilities                              (10,846)            1,160
                                                   ---------         ---------

   Total adjustments                                 (22,955)          (16,510)
                                                   ---------         ---------

NET CASH USED BY OPERATING ACTIVITIES                (19,592)          (14,383)
                                                   ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                     --           (18,190)
   Proceeds from maturity of short-term investments    8,850             1,724
   Capital expenditures                              (20,092)           (9,412)
                                                   ---------         ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES     (11,242)          (25,878)
                                                   ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of convertible
    subordinated debentures                               --            77,884
   Repayments of flexible term notes                      --           (18,000)
   Repayments of term debt                                --           (10,000)
   Borrowing (repayments) under line of credit, net   13,700            (6,760)
   Other debt                                          3,600            (2,190)
   Proceeds from the exercise of options and
    warrants                                             379             1,618
                                                   ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES             17,679            42,552
                                                   ---------         ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS            (13,155)            2,291

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                           18,513             3,991
                                                   ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $5,358            $6,282
                                                   =========         =========


   The accompanying Notes are an integral part of these Financial Statements.

                                      NABI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
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

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly NABI's consolidated financial position at June 30, 1997 and the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.

NOTE 2      --      INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                                JUNE 30,          DECEMBER 31,
                                             -----------------------------------
(In Thousands)                                    1997                1996
--------------------------------------------------------------------------------

Finished goods                                    $38,347              $23,610
Work in process                                     1,258                1,836
Raw materials                                       8,845                8,504
                                             ------------        -------------
                                                   48,450               33,950
Less: reserves                                     (6,375)              (5,555)
                                             ------------        -------------

                                                  $42,075              $28,395
                                             ============        =============

NOTE 3      --      PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                                JUNE 30,           DECEMBER 31,
                                             -----------------------------------
(In Thousands)                                    1997                 1996
--------------------------------------------------------------------------------

Land and buildings                               $  8,682              $ 7,155
Furniture and fixtures                              4,844                4,907
Machinery and equipment                            23,529               21,531
Leasehold improvements                             15,548               15,106
Construction in progress                           48,160               32,298
                                             ------------        -------------
      Total property and equipment                100,763               80,997
Less: accumulated depreciation and
    amortization                                  (22,840)             (20,410)
                                             ------------        -------------

                                                  $77,923              $60,587
                                             ============        =============


Construction in progress consists primarily of costs incurred in connection with construction of NABI's biopharmaceutical facility and includes capitalized interest of $3,829 and $2,757 at June 30, 1997 and December 31, 1996, respectively.

NOTE 4      --      RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1996 period have been reclassified for comparative purposes.


NOTE 5      --      RECENT DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 128, "Earnings Per Share", which is effective for years ending after December 15, 1997. NABI plans to adopt SFAS 128 in the fourth quarter of 1997 and implementation of the Statement is not expected to have an adverse effect upon the Company's results of operations.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


The following is a discussion and analysis of the major factors contributing to NABI's financial condition and results of operations for the three and six month periods ended June 30, 1997 and 1996. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

                              RESULTS OF OPERATIONS

The following table sets forth NABI's results of operations expressed as a percentage of sales:

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED,
                                                                JUNE 30,                         JUNE 30,
                                                      ---------------------------------------------------------------
                                                          1997             1996            1997             1996
---------------------------------------------------------------------------------------------------------------------
Sales                                                    100.0%           100.0%          100.0%           100.0%
Cost of products sold                                     74.2             75.6            75.4             76.1
                                                      -------------    -------------   -------------    -------------

Gross profit margin                                       25.8             24.4            24.6             23.9
Research and development expense                           7.0              6.8             6.9              7.2
Selling, general and administrative expense               10.1             10.0             9.0              9.4
Royalty expense                                            2.1              1.9             2.1              2.0
Other operating expense                                    1.1              1.6             1.4              1.6
                                                      -------------    -------------   -------------    -------------

Operating income                                           5.5              4.1             5.2              3.7
Interest and other income                                  0.0              0.8             0.2              0.7
Interest and other expense                                (1.6)            (1.9)           (1.7)            (1.7)
                                                      -------------    -------------   -------------    -------------

Income before provision for income taxes and
   extraordinary charge                                    3.9              3.0             3.7              2.7
Provision for income taxes                                (0.4)            (0.2)           (0.8)            (0.1)
                                                      -------------    -------------   -------------    -------------
Income before extraordinary charge                         3.5              2.8             2.9              2.6
Extraordinary charge                                        --               --              --             (0.8)
                                                      -------------    -------------   -------------    -------------

Net income                                                 3.5%             2.8%            2.9%             1.8%
                                                      =============    =============   =============    =============

Information concerning NABI's sales by industry segment, for the respective periods, is set forth in the following table.

                                                                       THREE MONTHS ENDED JUNE 30,
                                                     -----------------------------------------------------------------
Segment                                                           1997                              1996
----------------------------------------------------------------------------------------------------------------------
Plasma -Source                                         $34,922             60.3%        $28,200             49.0%
       -Specialty                                       14,326             24.7          22,351             38.7
                                                     ------------     -------------   -------------     -------------
                                                        49,248             85.0          50,551             87.7
Immunotherapeutic products                               7,583             13.1           5,605              9.7
Diagnostic products and services                         1,084              1.9           1,526              2.6
                                                     -------------     -------------   -------------     -------------

         Total                                         $57,915            100.0%        $57,682            100.0%
                                                     =============     =============   =============     =============


                                                                        SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------------------------------------
Segment                                                           1997                              1996
----------------------------------------------------------------------------------------------------------------------
Plasma -Source                                        $  68,818            60.2%        $  58,827            50.6%
       -Specialty                                        30,582            26.8            44,012            37.9
                                                     -------------     -------------   -------------     -------------
                                                         99,400            87.0           102,839            88.5
Immunotherapeutic products                               12,491            10.9            10,402             8.9
Diagnostic products and services                          2,401             2.1             2,993             2.6
                                                     -------------     -------------   -------------     -------------

         Total                                         $114,292           100.0%         $116,234           100.0%
                                                     =============     =============   =============     =============



                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

SALES. Sales for the second quarter of 1997 were $57.9 million compared to $57.7 million for the second quarter of 1996. Overall, revenues for the quarter were adversely affected by a short-term shift in demand from specialty plasma, particularly tetanus, to source plasma. A temporary reduction in plasma processing by one of the industry's major processors also negatively affected revenues. The decline in plasma revenue was offset by a substantial increase in immunotherapeutic revenues over the comparable quarter in 1996. The quarterly results include sales of Autoplex(R)T, an immunotherapeutic product which was acquired from Baxter Healthcare Corporation in May 1997.

GROSS PROFIT MARGIN. Gross profit and related margin for the second quarter of 1997 was $15.0 million, or 25.8% of sales, compared to $14.1 million, or 24.4% of sales, in the second quarter of 1996. An improved sales mix of immunotherapeutic products relative to total sales accounted for the improved gross margin.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for the second quarter of 1997 was $1.0 million, or 1.6% of sales, compared to $0.6 million, or 1.1% of sales, in the second quarter of 1996. The increase was primarily attributable to lower average outstanding investments and related interest income when compared to 1996.

OTHER FACTORS. Provision for income taxes was $0.2 million or an effective rate of 9.8%, in the second quarter of 1997 compared to $68,000, or an effective rate of 4%, in the second quarter of 1996. The effective rate for the quarter reflects a cumulative adjustment reducing the Company's expected effective tax rate for 1997, principally due to foreign trade income and a reduction in tax reserves established in prior periods. The effective tax rate for the first quarter of 1996 differs from the statutory rate primarily due to the utilization of previously reserved net operating loss carryfowards.

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

SALES. Sales for the first half of 1997 were $114.3 million compared to $116.2 million for the first half of 1996. Overall, revenues for 1997 were adversely affected by a short-term shift in demand from specialty plasma, particularly tetanus, to source plasma. A temporary reduction in plasma processing by one of the industry's major processors also negatively affected revenues. The decline in plasma revenue was offset by increased immunotherapeutic revenues over the comparable six months in 1996. The first half results include sales of Autoplex(R)T, an immunotherapeutic product which was acquired from Baxter Healthcare Corporation in May 1997.

GROSS PROFIT MARGIN. Gross profit and related margin for the first half of 1997 was $28.2 million, or 24.6% of sales, compared to $27.8 million, or 23.9% of sales, in the first half of 1996. An improved sales mix of immunotherapeutic products relative to total sales accounted for the improved gross margin.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $7.8 million, or 6.9% of sales, for the first half of 1997 compared to $8.3 million, or 7.2% of sales, in the first half of 1996. The decline in expense related primarily to the discontinuation of clinical trials for HyperGam+CF in June 1996.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for the first half of 1997 was $1.8 million, or 1.5% of sales, compared to $1.2 million, or 1% of sales, in the first six months of 1996. The increase was primarily attributable to lower average outstanding investments and related interest income when compared to 1996.

OTHER FACTORS. Provision for income taxes was $0.9 million or an effective rate of 21.5%, in the first half of 1997 compared to $127,000, or an effective rate of 4%, in the first half of 1996. The effective rate for the six months ended June 30, 1997 reflects a cumulative adjustment reducing the Company's expected effective tax rate for 1997, principally due to foreign trade income and a reduction in tax reserves established in prior periods. The effective tax rate for the first half of 1996 differs from the statutory rate, primarily due to the utilization of previously reserved net operating loss carryforwards.

The first six months of 1996 reflect an extraordinary charge of $0.9 million, or $.03 per share, due to the recognition of debt issue costs associated with NABI's early extinguishment of its bank debt through the application of a portion of the net proceeds of the 6.5% Convertible Subordinated Notes issued during the first half of 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, NABI's credit agreement with its principal lender provided for a $20 million revolving credit facility maturing on December 31, 1998. NABI had $13.7 million of indebtedness outstanding as of June 30, 1997 under this facility which is secured by substantially all assets. The credit agreement contains covenants requiring the maintenance of various financial ratios and prohibits the payment of dividends. NABI is currently negotiating with the lender to restructure the existing credit agreement to provide for a revolving credit facility of $50 million with an initial term of five years and yearly renewals, thereafter. It is anticipated that the new credit facility will be effective in the third quarter of 1997.

As of June 30, 1997, NABI's current assets exceeded current liabilities by $61.5 million as compared to a net working capital position of $63.6 million at December 31, 1996.

Projected capital expenditures for the remainder of 1997 include validation costs for manufacturing facilities, development and implementation of information systems and plasma center renovations. NABI believes that cash on hand, cash flow from operations and available bank financing will be sufficient to meet its anticipated cash requirements for the remainder of 1997.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at NABI'S annual stockholders' meeting, which was held on May 30, 1997:

a)       Election of the following Board of Directors:

                                                        VOTES
                                 --------------------------------------------
                                            FOR              WITHHELD
                                 --------------------------------------------
Paul Bogikes                            29,279,904          1,172,204
John C. Carlisle                        29,295,640          1,156,468
David L. Castaldi                       29,565,174            886,934
Joseph C. Cook, Jr.                     29,563,116            888,992
Brian H. Dovey                          29,564,675            887,433
George W. Ebright                       29,295,265          1,156,843
David J. Gury                           29,293,031          1,159,077
Richard A. Harvey, Jr.                  29,562,974            889,134
David A. Thompson                       29,565,174            886,934

b) Approval of an amendment to the 1990 Equity Incentive Plan to increase the number of shares of Common Stock which may be awarded by 2,500,000 shares:

                       VOTES
-----------------------------------------------------
       FOR             AGAINST         ABSTAINED
-----------------------------------------------------
   15,797,461         4,083,942         223,067

c) Approval for an amendment to the 1990 Equity Incentive Plan to limit the number of shares of Common Stock available for issuance to any participant in any calendar year to 250,000 shares:

                       VOTES
-----------------------------------------------------
       FOR             AGAINST         ABSTAINED
-----------------------------------------------------
   29,099,010          815,187          283,993


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

         11    Calculation of Earnings Per Share..................14
         27    Financial Data Schedule (for S.E.C. use only)

b.  Reports on Form 8-K:

         None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NABI







DATE:     August 14, 1997      By: /s/ Alfred J. Fernandez
                                   -------------------------------------------------
                                   ALFRED J. FERNANDEZ
                                   Senior Vice President and Chief Financial Officer


NABI
--------------------------------------------------------------------------------
                                              CALCULATION OF EARNINGS PER SHARE




                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1997           1996           1997        1996
-------------------------------------------------------------------------------------------------------
Net income                                    $2,013           $1,642          $3,363       $2,127
                                           =========        =========       =========    =========
Weighted average number of common shares
   outstanding during the period              34,747           34,387          34,712       34,210

Add dilutive effect of common stock
   equivalents:

Stock options and warrants (as determined
   by the application of the treasury
   stock method)                                394             1,394             665        1,536
                                          ---------         ---------       ---------    ---------

Weighted average number of shares and
   common share equivalents used in
   primary earnings per share
   computations                              35,141            35,781          35,377       35,746
                                          =========         =========       =========    =========

Earnings per share                            $0.06             $0.05           $0.10        $0.06
                                          =========         =========       =========    =========


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NABI






DATE:   August 13, 1997                      By:  /s/ ALFRED J. FERNANDEZ
                                                 ------------------------------
                                                 ALFRED J. FERNANDEZ
                                                 Senior Vice President and
                                                 Chief Financial Officer