Form 10-Q
period 1997-09-30
NABI /DE/
filed 1997-11-14
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM ________TO ______.


                           COMMISSION FILE #0-4829-03



                                      Nabi
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         59-1212264
----------------------------                            ------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation                                        Identification No.)
or organization)



5800 Park of Commerce Boulevard N.W., Boca Raton, FL              33487
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)



(Registrant's telephone number, including area code):     (561) 989-5800
                                                      -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 YES (X) NO ( )

The number of shares outstanding of registrant's common stock at November 10, 1997 was 34,766,195 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                                      Nabi

================================================================================


                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                              PAGE
         ---------------------                                                                              ----

     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheet, September 30, 1997 and December 31, 1996......................................3

     Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 1997 and 1996......................................................................4

     Consolidated Statement of Cash Flows for the nine-month periods ended
          September 30, 1997 and 1996..........................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................................................................................9


PART II. OTHER INFORMATION
         -----------------

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................13
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................13

         Exhibit 11 - Calculation of Earnings (Loss) per Share................................................15
         Exhibit 10.27 - $50 Million Loan and Security Agreement dated as of September 12, 1997 between Nabi, the Financial Institutions Party and NationsBank N.A...................................17

Nabi
PART I  Financial Information
Item 1  Financial Statements
--------------------------------------------------------------------------------
                                                      CONSOLIDATED BALANCE SHEET

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                               -------------------------------
(In Thousands)                                                                     1997                1996
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $   7,995           $  18,513
     Short-term investments                                                            --               8,797
     Trade accounts receivable, net                                                33,848              38,127
     Inventories, net                                                              48,946              28,395
     Prepaid expenses and other assets                                              9,437               4,269
                                                                                ---------           ---------
                  TOTAL CURRENT ASSETS                                            100,226              98,101

PROPERTY AND EQUIPMENT, NET                                                        82,341              60,587

OTHER ASSETS:
     Excess of acquisition cost over net assets acquired, net                      17,351              18,072
     Intangible assets, net                                                         8,809               9,684
     Other, net                                                                    14,916              15,698
                                                                                ---------           ---------
TOTAL ASSETS                                                                    $ 223,643           $ 202,142
                                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                     $   7,189           $   9,800
     Accrued expenses                                                              13,858              22,484
     Notes payable                                                                  6,381               2,187
                                                                                ---------           ---------
                  TOTAL CURRENT LIABILITIES                                        27,428              34,471

6.5% CONVERTIBLE SUBORDINATED NOTES                                                80,500              80,500
NOTES PAYABLE                                                                      33,850                 778
OTHER                                                                                 365                 332
                                                                                ---------           ---------
TOTAL LIABILITIES                                                                 142,143             116,081
                                                                                ---------           ---------

STOCKHOLDERS' EQUITY:
     Convertible preferred stock, par value $.10 per share:
       5,000 shares authorized; no shares outstanding                                  --                  --
     Common stock, par value $.10 per share: 75,000 shares authorized,
       34,767 and 34,614 shares issued and outstanding, respectively                3,477               3,461
     Capital in excess of par value                                               136,373             136,424
     Accumulated deficit                                                          (58,350)            (53,824)
                                                                                ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                         81,500              86,061
                                                                                ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 223,643           $ 202,142
                                                                                =========           =========


   The accompanying Notes are an integral part of these Financial Statements.

Nabi
---------------------------------------------------------------------------------------------------------------------------
                                                                                CONSOLIDATED STATEMENT OF OPERATIONS


                                                                            (UNAUDITED)                    (UNAUDITED)
                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -------------------------------------------------------
(In Thousands, Except Per Share Data)                                   1997           1996           1997            1996
----------------------------------------------------------------------------------------------------------------------------
SALES                                                                $ 52,849       $ 57,635       $ 167,141       $ 173,869

COSTS AND EXPENSES:
  Cost of products sold                                                43,370         44,762         129,501         133,226
  Research and development expense                                      4,622          4,020          12,465          12,341
  Selling, general and administrative expense                           6,992          4,722          17,230          15,598
  Royalty expense                                                       1,924          1,182           4,321           3,514
  Other operating expense, principally freight and amortization           811            827           2,431           2,676
  Non-recurring charges                                                 5,680             --           5,680              --
                                                                     --------       --------       ---------       ---------
OPERATING INCOME (LOSS)                                               (10,550)         2,122          (4,487)          6,514

INTEREST AND OTHER INCOME                                                  16            290             230           1,076

INTEREST AND OTHER EXPENSE                                             (1,249)        (1,271)         (3,244)         (3,263)
                                                                     --------       --------       ---------       ---------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT FOR
  INCOME TAXES AND EXTRAORDINARY CHARGE                               (11,783)         1,141          (7,501)          4,327

(PROVISION) BENEFIT FOR INCOME TAXES                                    3,894            (46)          2,975            (173)
                                                                     --------       --------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                              (7,889)         1,095          (4,526)          4,154

EXTRAORDINARY CHARGE                                                       --             --              --            (932)
                                                                     --------       --------       ---------       ---------
NET INCOME (LOSS)                                                    $ (7,889)      $  1,095       $  (4,526)      $   3,222
                                                                     ========       ========       =========       =========

EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary charge                          $  (0.23)      $   0.03       $   (0.13)      $    0.12
  Extraordinary charge                                                     --             --              --           (0.03)
                                                                     --------       --------       ---------       ---------
  Net income (loss)                                                  $  (0.23)      $   0.03       $   (0.13)      $    0.09
                                                                     ========       ========       =========       =========
WEIGHTED AVERAGE NUMBER OF SHARES AND
  COMMON SHARE EQUIVALENTS                                             35,120         35,548          35,292          35,680
                                                                     ========       ========       =========       =========





   The accompanying Notes are an integral part of these Financial Statements.

Nabi
--------------------------------------------------------------------------------
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            -----------------------
(In Thousands)                                                                 1997           1996
---------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $( 4,526)      $  3,222
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             6,988          5,838
     Provision for doubtful accounts                                             135            505
     Extraordinary charge                                                         --            932
     Non-recurring charges                                                     5,680             --
     Other                                                                        54            341

  Change in assets and liabilities:
     Decrease (increase) in trade accounts receivable                          4,145        (13,203)
     Decrease (increase) in inventories                                      (20,551)        (3,304)
     Decrease (increase) in prepaid expenses and other assets                 (5,169)        (2,181)
     Decrease (increase) in other assets                                      (3,055)        (1,048)
     Increase (decrease)  in accounts payable and accrued liabilities        (13,132)         4,462
                                                                            --------       --------
     Total adjustments                                                       (24,905)        (7,658)
                                                                            --------       --------
NET CASH USED BY OPERATING ACTIVITIES                                        (29,431)        (4,436)
                                                                            --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                           --        (18,190)
     Proceeds from maturity of short-term investments                          8,850          5,724
     Capital expenditures                                                    (27,588)       (14,829)
                                                                            --------       --------
NET CASH USED BY INVESTING ACTIVITIES                                        (18,738)       (27,295)
                                                                            --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of convertible subordinated debentures            --         77,884
     Repayments of flexible term notes                                            --        (18,000)
     Repayments of term debt, net                                                 --        (10,000)
     Borrowing (repayments) under line of credit, net                         32,022         (6,760)
     Other debt                                                                5,219         (2,320)
     Proceeds from the exercise of options and warrants                          410          1,775
                                                                            --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     37,651         42,579
                                                                            --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (10,518)        10,848
CASH  AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                18,513          3,991
                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  7,995       $ 14,839
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

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at September 30, 1997 and the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2      --      INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:


                                                SEPTEMBER 30,       DECEMBER 31,
                                               ---------------------------------
         (In Thousands)                            1997               1996
         -----------------------------------------------------------------------
          Finished goods                          $ 45,215           $ 23,610
          Work in process                            1,185              1,836
          Raw materials                              9,510              8,504
                                                  --------           --------
                                                    55,910             33,950
          Less reserves                             (6,964)            (5,555)
                                                  --------           --------

                                                  $ 48,946           $ 28,395
                                                  ========           ========

NOTE 3      --      PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                    --------------------------------
          (In Thousands)                                1997                 1996
          --------------------------------------------------------------------------
          Land and buildings                          $   8,883           $  7,155
          Furniture and fixtures                          4,220              4,907
          Machinery and equipment                        17,992             16,838
          Information systems                            16,505              4,693
          Leasehold improvements                         17,435             15,106
          Construction in progress                       41,964             32,298
                                                      ---------           --------
                Total property and equipment            106,999             80,997
          Less: accumulated depreciation and
              amortization                              (24,658)           (20,410)
                                                      =========           ========

                                                      $  82,341           $ 60,587
                                                      =========           ========

Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical facility and includes capitalized interest of $4,458 and $2,757 at September 30, 1997 and December 31, 1996, respectively.


NOTE 4      --      NON-RECURRING CHARGES

During the third quarter of 1997, Nabi incurred non-recurring charges of $5.7 million, comprised of $3.9 million for asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute (MBPI) and $1.8 million related to streamlining initiatives within plasma operations.


NOTE 5    --      NOTE PAYABLE

Effective September 12, 1997, Nabi entered into a new credit agreement with its principal lenders which provides for a $50 million revolving line of credit facility, subject to certain borrowing base restrictions as defined in the agreement. Interest on borrowings accrue at the prime rate or a LIBOR option. The agreement matures in September, 2002 with two one year renewal options, requires maintenance of certain financial covenants, restricts the payment of dividends, and is secured by substantially all assets of the Company. Borrowings under the facility were $32 million at September 30, 1997.

Effective November 14, 1997, Nabi amended its credit agreement to provide for the suspension or modification of certain financial covenants and the addition of a minimum net worth requirements through December 31, 1999. Under the terms of the amended agreement, Nabi's borrowing rate was increased to prime plus one quarter percent or the equivalent in the case of the LIBOR option.


NOTE 6     --      RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1996 period have been reclassified for comparative purposes.

NOTE 7     --      RECENT DEVELOPMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 128, "Earnings Per Share", which is effective for years ending after December 15, 1997. Nabi plans to adopt SFAS 128 in the fourth quarter of 1997. Implementation of the Statement is not expected to have a material adverse effect upon the Company's earnings per share.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three and nine month periods ended September 30, 1997 and 1996. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

                              RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED,
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   --------------------------------------------
                                                    1997        1996         1997         1996
------------------------------------------------------------------------------------ ----------
Sales                                               100.0       100.0%       100.0       100.0%
Cost of products sold                                82.1        77.7         77.5        76.6
                                                    -----       -----        -----       -----

Gross profit margin                                  17.9        22.3         22.5        23.4
Research and development expense                      8.8         7.0          7.5         7.1
Selling, general and administrative expense          13.2         8.2         10.3         9.0
Royalty expense                                       3.7         2.0          2.6         2.0
Other operating expense                               1.5         1.4          1.4         1.6
Non-recurring charges                                10.7          --          3.4          --
                                                    -----       -----        -----       -----

Operating income (loss)                             (20.0)        3.7         (2.7)        3.7
Interest and other income                              --         0.5          0.1         0.6
Interest and other expense                           (2.3)       (2.2)        (1.9)       (1.8)
                                                    -----       -----        -----       -----

Income (loss) before (provision) benefit for
   income taxes and extraordinary charge            (22.3)        2.0         (4.5)        2.5
(Provision) benefit for income taxes                  7.4        (0.1)         1.8        (0.1)
                                                    -----       -----        -----       -----
Income loss before extraordinary charge             (14.9)        1.9         (2.7)        2.4
Extraordinary charge                                   --          --           --        (0.5)
                                                    -----       -----        -----       -----

Net income (loss)                                   (14.9)        1.9%        (2.7)        1.9%
                                                    =====       =====        =====       =====

Information concerning Nabi's sales by industry segment, for the respective periods, is set forth in the following table.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------
Segment                                                      1997                1996
--------------------------------------------------------------------------------------------
Plasma   -Source                                     $31,281      59.2%   $29,951      52.0%
         -Specialty                                    9,869      18.7     19,547      33.9
                                                     -------     -----    -------     -----
                                                      41,150      77.9     49,498      85.9
Immunotherapeutic products                            10,666      20.2      6,571      11.4
Diagnostic products and services                       1,033       1.9      1,566       2.7
                                                     =======     =====    =======     =====

         Total                                       $52,849     100.0%   $57,635     100.0%
                                                     =======     =====    =======     =====


                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------
Segment                                                       1997                  1996
----------------------------------------------------------------------------------------------
Plasma   -Source                                     $100,099      59.9%   $ 88,778      51.1%
         -Specialty                                    40,451      24.2      63,559      36.5
                                                     --------     -----    --------     -----
                                                      140,550      84.1     152,337      87.6
Immunotherapeutic products                             23,157      13.9      16,973       9.8
Diagnostic products and services                        3,434       2.0       4,559       2.6
                                                     ========     =====    ========     =====

         Total                                       $167,141     100.0%   $173,869     100.0%
                                                     ========     =====    ========     =====



                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Sales. Sales for the third quarter of 1997 were $52.8 million compared to $57.6 million for the third quarter of 1996. Overall, revenues for the quarter were adversely affected by a decline in plasma sales attributable to several factors, notably the general disruption in the plasma industry due to the regulatory shut down of a major plasma processor; a shift in demand from specialty to source plasma; postponement of certain plasma shipments due to customer delays in obtaining necessary import licenses; and delays experienced in obtaining FDA licensure of certain plasma centers to sell anti-D plasma collected in these centers. The decline in plasma revenue was offset by a substantial increase in immunotherapeutic revenues over the comparable quarter in 1996 largely due to an increased demand for WinRho SDF(TM) and sales of Autoplex(R) T, a product which was acquired from Baxter Healthcare Corporation in May 1997.

Gross profit margin. Gross profit and related margin for the third quarter of 1997 was $9.5 million, or 17.9% of sales, compared to $12.9 million, or 22.3% of sales, in the third quarter of 1996. Gross profit margins were adversely affected by several factors including a less favorable sales mix of specialty to source plasma and among specialty plasmas; under absorption of fixed overhead costs as a result of lower production levels in response to the general disruption in the plasma industry; and expenses associated with process improvement initiatives within plasma operations. Increased sales of higher margin immunotherapeutic products partially offset the overall decline in gross profit margin.

Selling, general and administrative expense. Selling, general and administrative expense increased to $7.0 million, or 13.2% of sales during the third quarter of 1997 compared to $4.7 million or 8.2% of sales during the third quarter 1996. The increase related primarily to expenses associated with implementation and ongoing support of new information systems, and sales and marketing expenses associated with increased immunotherapeutic sales.

Royalty expense. Royalty expense increased to $1.9 million or 3.7% of sales during the third quarter of 1997 compared to $1.2 million or 2.0% of sales during the third quarter of 1996 primarily due to increased sales of WinRho SDF(TM) during the third quarter of 1997.

Non-recurring charges. Nabi recognized approximately $5.7 million of non-recurring charges during the third quarter of 1997. These charges included $3.9 million of asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute (MBPI), an alternative contract fractionation facility for the production of H-BIG(R). The non-recurring charge is appropriate in light of Nabi's new H-BIG(R) manufacturing agreement with Cangene Corporation. Streamlining initiatives within plasma operations contributed the remaining $1.8 million in non-recurring charges.

Other factors. The benefit for income taxes was $3.9 million or an effective benefit rate of 33%, in the third quarter of 1997 compared to a tax charge of $46,000, or an effective tax rate of 4%, in the third quarter of 1996. The benefit for 1997 results from expected income tax refunds attributable to the carryback of net operating losses incurred in 1997 against prior years' taxable income. The effective tax rate for the third quarter of 1996 differs from the statutory rate primarily due to the utilization of previously reserved net operating loss carryforwards.



                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


Sales. Sales for the nine months ended September 30, 1997 were $167.1 million compared to $173.9 million for the nine months of 1996. Overall, revenues for 1997 were adversely affected by a decline in plasma sales attributable to several factors, notably the general disruption in the plasma industry due to the regulatory shut down of a major plasma processor; and a shift in demand from specialty to source plasma. The decline in plasma revenue was offset by a substantial increase in immunotherapeutic revenues over the comparable nine months in 1996 largely due to an increased demand for WinRho SDF(TM) and sales of Autoplex(R) T, a product which was acquired from Baxter Healthcare Corporation in May 1997.

Gross profit margin. Gross profit and related margin for the nine months of 1997 were $37.6 million, or 22.5% of sales, compared to $40.6 million, or 23.4% of sales, in the nine months of 1996. Gross profit margins were adversely affected by a less favorable sales mix of specialty plasma to source plasma and among specialty plasmas; under absorption of fixed costs as a result of lower production levels in response to the general disruption in the plasma industry; and expenses associated with process improvement initiatives within plasma operations. Increased sales of higher margin immunotherapeutic products partially offset the overall decline in gross profit margin.

Selling, general and administrative expense. Selling, general and administrative expense increased to $17.2 million or 10.3% of sales during the nine months of 1997 compared to $15.6 million, or 9% of sales during the nine months of 1996. The increase related primarily to expenses associated with implementation and ongoing support of new information systems, and sales and marketing expenses associated with increased immunotherapeutic sales.

Royalty expense. Royalty expense increased to $4.3 million or 2.6% of sales during the nine months of 1997 compared to $3.5 million or 2.0% of sales during the nine months of 1996 primarily due to increased sales of WinRho SDF(TM) in 1997.

Non-recurring charges. Nabi recognized approximately $5.7 million of non-recurring charges during the nine months of 1997. These charges included $3.9 million of asset impairment losses, principally associated with Nabi's investment in MBPI, an alternative contract fractionation facility for the production of H-BIG(R). The non-recurring charge is appropriate in light of Nabi's new H-BIG(R) manufacturing agreement with Cangene Corporation. Streamlining initiatives within plasma operations contributed the remaining $1.8 million in non-recurring charges.

Interest and other expense, net. Interest and other expense, net for the nine months of 1997 was $3.0 million, or 1.8% of sales, compared to $2.2 million, or 1.3% of sales in the nine months of 1996. The increase was primarily attributable to lower average outstanding investments and related interest income when compared to 1996.

Other factors. The income tax benefit for 1997 was $3.0 million or an effective benefit rate of 39.7%, compared to a tax charge of $.2 million, or an effective tax rate of 4% in the nine months of 1996. The benefit for 1997 results from expected income tax refunds attributable to the carryback of net operating losses incurred in 1997 against prior years' taxable income. The effective benefit rate of 39.7% for the nine months of 1997 differs from the statutory benefit rate of 35% primarily due to foreign trade income and a reduction in tax reserves established in prior periods, offset by the effect of non-deductible goodwill. The effective tax rate for 1996 differs from the statutory rate, primarily due to the utilization of previously reserved net operating loss carryforwards.

The nine months of 1996 reflect an extraordinary charge of $.9 million, or $.03 per share, due to the recognition of debt issue costs associated with Nabi's early extinguishment of its bank debt through the application of a portion of the net proceeds of the 6.5% Convertible Subordinated Notes issued during the third quarter of 1996.

                         LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1997, Nabi's credit agreement provided for a $50 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement. Borrowings under the facility were $32 million and availability was approximately $8.4 million at September 30, 1997. Effective November 14, 1997, Nabi amended its credit agreement to provide for the suspension or modification of certain financial covenants and the addition of minimum net worth requirements through December 31, 1999. Under the terms of the amended agreement, Nabi's borrowing rate was increased to prime plus one quarter percent or the equivalent in the case of the LIBOR option.

As of September 30, 1997, Nabi's current assets exceeded current liabilities by $72.8 million as compared to a net working capital position of $63.6 million at December 31, 1996.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

         11       Calculation of Earnings (Loss) Per Share..............................................15
         10.27    $50 Million Loan and Security Agreement dated as of September 12, 1997 between Nabi, The Financial Institutions Party and NationsBank, N.A...................17
         27       Financial Data Schedule (for SEC use only)

c.  Reports on Form 8-K:
         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Nabi






DATE:  November 14, 1997                  By: /s/ Alfred J. Fernandez
                                             ------------------------------
                                             ALFRED J. FERNANDEZ
                                             Senior Vice President and
                                             Chief Financial Officer