Form 10-K
period 1997-12-31
NABI /DE/
filed 1998-03-31
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1997
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _________________ to _________________

Commission file number             0-4829-03
                      ---------------------------------------------------------


                                      NABI
--------------------------------------------------------------------------------
                              (Name of Registrant)


             Delaware                                        59-1212264
--------------------------------------------------------------------------------
(State or Jurisdiction of Incorporation                    I.R.S. Employer
        or Organization)                                Identification Number


         5800 Park of Commerce Boulevard N.W., Boca Raton, Florida 33487
--------------------------------------------------------------------------------


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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 25, 1998, 34,893,934 shares of common stock were outstanding, of which 33,324,917 shares were held of record by non-affiliates. The aggregate market value of shares held by non affiliates was approximately $108,305,980 based on the closing price per share of such common stock on such date as reported by the Nasdaq National Market.

                       Documents Incorporated by Reference

        Portions of Nabi's definitive Proxy Statement for its annual meeting of shareholders which Nabi intends to file within 120 days after the end of Nabi's fiscal year ended December 31, 1997 are incorporated by reference into Part III hereof as provided therein.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

Nabi is a research and development driven biopharmaceutical company making and marketing unique products for people with life threatening conditions. Nabi possesses a broad portfolio of therapeutic products and vaccines to treat and prevent infectious diseases and immune disorders. Nabi's product portfolio includes three products approved by the United States Food and Drug Administration (the "FDA") and nine main products across four classes in development, including four products in clinical trials. Nabi has completed construction and is in the process of validating a new biopharmaceutical manufacturing facility designed to process plasma into therapeutic products. In addition, Nabi is one of the world's largest suppliers of source plasma and specialty plasmas which are sold to pharmaceutical and diagnostic companies. Some of the plasma that Nabi collects also is used to manufacture Nabi's proprietary products. Nabi collects plasma from an extensive donor base through 71 collection centers in the United States and four collection centers in Germany. During 1996 and 1997 Nabi collected and processed approximately 2,322,000 and 2,274,000 liters of plasma, respectively. In addition, Nabi manufactures and markets human-blood and plasma-based diagnostic products and provides testing services on plasma and blood samples for third parties.

Nabi intends to achieve its objective of becoming a leader in the development and marketing of proprietary therapeutic products and vaccines by expanding its therapeutics franchise to include new antiviral and antibacterial products, developing unique vaccines targeted to significant niche markets, developing its own manufacturing capabilities, and continuing to optimize its plasma business through sales of higher-margin specialty products. Nabi has combined its expertise in the plasma business and the revenues and critical raw materials generated by that business with a research and development team of more than 100 people capable of developing multiple product opportunities simultaneously and bringing products through the clinical development and FDA approval processes.

Nabi has a diverse portfolio of plasma-based therapeutic products, such as H-BIG(R), H-BIG(R) IV, WinRho SDF(TM), Autoplex(R)T, Nabi-Altastaph(TM) (formerly StaphGAM), Nabi-Altastaph(TM)+ and, Nabi-Civacir(TM) (formerly H-CIG) for immediate short-term protection against autoimmune and infectious diseases and their associated complications. Nabi is also developing vaccines, such as Nabi-StaphVAX(TM) and Nabi-StaphVAX(TM)+, to be used both as stand-alone vaccines and as immunizing agents in plasma donors to produce purified human antibodies for its antibody-based therapeutic products. The therapeutics franchise has further diversified with the addition of small molecule nucleoside analogs, such as Nabi-Cytera(TM).

MARKETED PRODUCTS

THERAPEUTIC PRODUCTS

Revenue generated by Nabi's therapeutic products has almost doubled since 1995. Sales of these products grew 31% from $26.4 million in 1996 to $34.5 million in 1997. Nabi is currently marketing three therapeutic products approved by the
FDA: H-BIG(R), WinRho SDF(TM) and Autoplex(R)T. These products are described below:

H-BIG(R)

Despite the availability of hepatitis B vaccines, hepatitis B infection has spread rapidly and now affects an estimated 300 million people worldwide. The Centers for Disease Control and Prevention (the "CDC") recommends that newborn infants of mothers who are hepatitis B-positive be inoculated with both hepatitis B immune globulin and a hepatitis B vaccine. H-BIG(R) is an intramuscular, human polyconal antibody product used following exposure by blood transfusion, accidental ingestion, transmission from a hepatitis B antigen-positive mother or sexual exposure. H-BIG(R), which has been marketed since 1977, was the first hepatitis B plasma-based therapeutic product to be licensed by the FDA. Nabi has marketed H-BIG(R) since September 1992 when it acquired the product from Abbott Laboratories ("Abbott"). See "-Strategic Alliances, Licenses and Royalty Obligations".

WinRho SDF(TM)

WinRho SDF(TM) is a human polyconal antibody product approved for the treatment of Idiopathic Thrombocytopenia Purpura ("ITP") and for the suppression of Rh isoimmunization. ITP is an autoimmune blood disorder characterized by abnormally low platelet levels due to platelet destruction by the patient's own immune system. Because platelets are required for blood clotting, the disorder can result in uncontrolled bleeding, either spontaneously or in response to trauma. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life-threatening. ITP can occur as either a primary disease, with no other associated condition, or secondary to another underlying disease, such as HIV infection or lupus. Unless associated with HIV infection, ITP in children is generally an acute condition which does not generally become chronic. In adults, whether primary or secondary to HIV infection, the disease is usually chronic in nature.

Nabi began exclusive marketing of WinRho SDF(TM) in the United States in mid-1995 under a license and distribution agreement with Cangene Corporation. WinRho SDF(TM) for the treatment of ITP has been designated an Orphan Drug. In 1997, Nabi initiated two Phase IV clinical trials for WinRho SDF(TM) and will add another Phase IV trial in 1998 for the following indications: acute pediatric ITP, splenectomy sparing in chronic ITP of adults and refractory platelet alloimmunization. See "-Strategic Alliances, Licenses and Royalty Obligations" and "-Government and Industry Regulation-Orphan Drug Act".

AutoPlex(R)T

AutoPlex(R)T is a complex of blood coagulation factors derived from plasma and used to treat hemophilia A patients who have developed antibodies (inhibitors) to Factor VIII, the standard therapy for people suffering from hemophilia A. In May 1997, Nabi acquired certain assets associated with the product sales of AutoPlex(R)T and obtained exclusive marketing rights for this product in the United States, Canada and Mexico from Baxter Healthcare Corporation ("Baxter").

PLASMA PRODUCTS

Source Plasma

Nabi is one of the world's largest suppliers of human blood plasma to the pharmaceutical and diagnostic industries. During 1996 and 1997, Nabi derived revenues of $121.0 million and $135.3 million, respectively, from the sale of source plasma, representing 58.2% and 71.3%, respectively, of Nabi's total revenues from the sale of plasma.

Plasma is the liquid portion of blood which contains various proteins, as distinguished from formed elements of the blood such as red blood cells, white blood cells and platelets. Plasma is composed of several primary proteins including: albumin, anti-hemophilic factor ("AHF") VIII and IX, and immune globulin. After collection from donors, plasma is fractionated into these purified proteins. The therapeutic market for these proteins drives overall demand for plasma. The primary uses of these proteins are as follows:

o Albumin is the protein used to restore plasma volume subsequent to shock, trauma, surgery and burns.

o AHF VIII and IX are the clotting factors in plasma used to treat hemophilia A and B as well as other clotting disorders.

o Immune globulin is the component of plasma, also known as antibodies, which helps the body to fight or prevent disease. Therapeutic uses of standard immune globulin from source plasma include the treatment of pediatric HIV, bone marrow transplantation, B cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies.

Specialty Plasma

During 1996 and 1997, Nabi derived revenues of $86.8 million and $54.3 million, respectively, from the sale of specialty plasma, representing 41.8% and 28.7%, respectively, of Nabi's total revenues from the sale of plasma.

Plasma which contains high concentrations of specific antibodies is known as specialty plasma and is distinguished from source plasma, which has normal concentrations of antibodies. Specialty plasma is used primarily to manufacture hyperimmune globulins which are used to bolster the immunity of patients to help fight a particular infection or to treat certain immune system disorders. Following advances in intravenous immune globulin therapy in the mid-1980s, use of specialty plasmas to generate therapeutic immune globulin products significantly increased. Among the current uses for specialty plasmas are the production of hyperimmune globulins to prevent or treat exposure to hepatitis A and B, cytomegalovirus ("CMV"), tetanus and rabies and production of products to treat ITP and Rh incompatibility in newborns. Specialty plasmas and hyperimmune globulins derived from them are also used for diagnostic and tissue culture purposes. Like source plasma, specialty plasma is fractionated into its component proteins and the resulting hyperimmune globulin fraction is used to manufacture therapeutic products.

Nabi identifies potential specialty plasma donors through internal screening and testing procedures. Nabi also has developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. Through Nabi's nationwide operations and access to its large and diverse donor base of approximately 300,000 individuals, Nabi believes it has a strategic advantage in its ability to collect specialty plasmas.

Nabi's principal specialty plasmas include:

o ANTI-D PLASMA. Specialty plasma containing anti-D antibodies has long been used when there is a mismatch between a mother's Rh factor and that of her fetus. Plasma collected from donors who have natural levels of anti-D or who have been vaccinated to raise their anti-D levels is used to make products to protect the infant. Nabi has proprietary donor stimulation and management programs which enhance its ability to increase collection of anti-D plasma. WinRho SDF(TM), a therapeutic product that Nabi markets in the U.S. for the treatment of ITP, is also produced from anti-D plasma.

o ANTI-HEPATITIS B PLASMA. Nabi provides specialty plasma containing high levels of antibodies to hepatitis B virus to manufacturers of hepatitis B immune globulin therapeutic products which provide passive immunity against hepatitis B virus. This specialty plasma collected by Nabi is also used to produce H-BIG(R), Nabi's propriety hepatitis B therapeutic product. Nabi believes that its proprietary donor stimulation and donor management programs generally allow Nabi to produce anti-hepatitis B plasma having a higher concentration and broader specificity than competing products.

o CMV PLASMA. Many individuals have been exposed to CMV. By screening its large donor population, Nabi can identify individuals with high concentrations of CMV antibodies in their plasma, and can supply the plasma to product manufacturers to enhance intravenous products and to produce CMV-specific immune globulin therapeutic products.

o RABIES PLASMA. Nabi is a major supplier of specialty plasma enriched in antibodies to rabies virus. Rabies plasma is used by manufacturers to make therapeutic products which provide a short-term protective antibody immunity to patients exposed to the rabies virus.

o RESPIRATORY SYNCYTIAL VIRUS ("RSV") PLASMA. Many individuals have been exposed to RSV during childhood. By screening its large donor population, Nabi can identify individuals with high concentrations of RSV-specific antibodies in their plasma. This plasma is supplied to the major manufacturers of RSV immune globulin therapeutic product. RSV is the leading cause of lower respiratory tract infections in infants and young children.

o TETANUS PLASMA. Nabi is a major supplier of specialty plasma enriched with antibodies to tetanus toxin. Manufacturers use tetanus plasma to produce therapeutic products which provide short-term protective immunity to patients exposed to tetanus.

DIAGNOSTIC PRODUCTS AND SERVICES

Nabi is a supplier of infectious disease quality assurance and specialty plasma-based products to in-vitro diagnostic ("IVD") manufacturers, regulatory agencies and testing laboratories. Nabi's seroconverter panels and reactive/disease-state plasmas are utilized by IVD manufacturers in the development and production of blood screening assays. Nabi also offers a clinical trial service to assist IVD manufacturers with regulatory submissions.

Regulatory agencies in the U.S. and Europe also use Nabi's diagnostic products to evaluate test kits for licensure. Once test kits reach the end-user testing laboratory, Nabi's ViroSure external run controls and proficiency panels are used to assure accurate testing for blood screening and infectious disease diagnostics.

THERAPEUTIC PRODUCTS UNDER DEVELOPMENT

Nabi is developing products for the prevention and treatment of infectious diseases and their associated complications through activation and targeting of the human immune system. Nabi is focusing a portion of its efforts on hyperimmune globulin products which are produced from specialty plasma and which contain a rich mixture of specific antibodies produced by healthy donors naturally or in response to exposure to immunization. These highly purified, human polyconal antibodies are administered to provide passive immunity against infection in immune-compromised patients who cannot respond to a vaccine or patients who are immediately at risk and therefore do not have time to mount their own antibody response to vaccination. The use of plasma-derived antibody products increased in the mid-1980's as a result of the development of intravenous formulations which made administration of larger therapeutic doses practical for a broad range of specific diseases. As a result, immune globulin therapy has become a growing part of medical practice.

Nabi also is developing vaccines to be used both as immunizing agents in plasma donors to produce antibodies for therapeutic products and as stand-alone vaccines for long-term protection against infection in at risk populations. Nabi is initially concentrating its vaccine development efforts on vaccines for bacterial infections, particularly those that are hospital acquired or associated with chronic disease. Nabi believes there may also be areas outside of infectious diseases, for example, in the prevention and treatment of nicotine addiction, for which conjugate vaccine technology may be applied.

Nabi has the research and development expertise and intellectual property to develop bacterial vaccines based on carbohydrates, proteins and carbohydrate/protein conjugates. Nabi's specific capabilities in the development of bacterial vaccines include, among others: broad expertise in the immunology, pathology and epidemiology associated with bacterial infections; the identification, purification and characterization of bacterial antigens; the development of animal models of infection and the development of assays and manufacturing processes.

Nabi is developing a broad product line that includes nine main products across four product classes, including four products in clinical trials. These products are described below:

                                         POTENTIAL APPLICATIONS
        PRODUCTS                             (PRODUCT TYPE)                                 STATUS
-------------------------------------------------------------------------------------------------------------------
H-BIG(R) IV                Prevention of hepatitis B reinfection             Pivotal clinical trial scheduled
                           in liver transplant patients                      for 1998.
                           (inmune globulin).

WINRHO SDF(TM)             Prevention of alloimmune                          Phase IV clinical trial in progress.
                           conditions, expansion of use
                           in ITP (immunoglobulin).

NABI-ALTASTAPH(TM)         Prevention of Staphylococcus                      Donor stimulation in progress;
                           aureus infections (immune globulin).              Phase I/II clinical trials underway.

NABI-STAPHVAX(TM)          Prevention of S. AUREUS infections (vaccine).     Phase II clinical trial completed;
                                                                             follow-on dosing studies in
                                                                             hemodialysis patients completed,
                                                                             Phase III study in hemodialysis
                                                                             patients scheduled to begin
                                                                             first Quarter of 1998.

NABI-CIVACIR(TM)           Prevention of hepatitis C virus- reinfection      Preclinical primate
                           in liver transplant patients, post-               studies underway.
                           exposure prophylaxis & treatment
                           of chronic hepatitis C virus infection
                           (immune globulin).

NABI-ALTASTAPH(TM)+        Prevention of S. AUREUS, S. EPIDERMIDIS           Preclinical
                           infections and enterococcal infections
                           (immune globulin).

NABI-STAPHVAX(TM)+         Prevention of S. AUREUS AND S. EPIDERMIDIS        Preclinical
                           and enterococcal infections (vaccine).

NABI-NIC VAX(TM)           Prevention and treatment of nicotine              Preclinical
                           addiction associated with tobacco use
                           (vaccine).

NABI-CYTERA(TM)            Treatment of viral infections & cancer            Preclinical
                           (ring expanded nucleoside analogs).

OTHER VACCINES &           Various                                           Preclinical
OTHER ANTI-MICROBIALS


H-BIG(R) IV

Chronic hepatitis B infections can cause a deterioration of the liver, resulting in the need for liver transplantation. Of the 126 liver transplant centers in the U.S., only 65 currently transplant hepatitis B ("HBV") infected patients, because historically these patients were susceptible to HBV reinfection. However, with the use of H-BIG(R), reinfection can be significantly delayed or prevented thus allowing more patients with HBV-induced liver failure to be transplanted. Nabi considers this patient population a significant opportunity.

There are no products similar to H-BIG(R) IV available in the United States. In Europe, however, certain manufacturers are currently producing substantially similar products. If H-BIG(R) IV proves successful and receives FDA approval, and subsequent approval in the United States medical community results in the relaxation of prohibitions against conducting liver transplants in hepatitis B patients, management believes that the number of hepatitis B patients receiving liver transplants could increase.

Nabi believes treatment with H-BIG(R) IV will greatly reduce the risk of hepatitis B re-infection in liver transplant patients by providing the patient with additional resistance to the disease and therefore will increase the number of liver transplants given to hepatitis B patients. Prevention of hepatitis B reinfection is likely to require a series of intravenous treatments with large amounts of H-BIG(R) IV during and immediately following transplantation and maintenance doses for extended periods of undetermined length, compared to current indications for H-BIG(R) which require only a single intramuscular injection of a small amount of antibody. Such large doses of H-BIG(R) IV are anticipated because liver transplant patients receive large quantities of drugs that suppress the immune system to prevent rejection of their transplanted organs. As a result, hepatitis B patients require large amounts of antibody in order to neutralize the infectious virus produced BY VIRONS that persist in non-hepatic replication sites.

Nabi is continuing human clinical trials during 1998 to study the safety and pharmacokinetic tests in liver transplant patients. H-BIG(R) IV has been granted Orphan Drug status as a prophylaxis against hepatitis B reinfection in liver transplant recipients. See "-Government and Industry Regulation - Orphan Drug Act".

WINRHO SDF(TM)

WinRho SDF(TM) is a human polyconal antibody product designed for the treatment of ITP and the suppression of Rh isoimmunization. ITP is a blood disorder characterized by abnormally low platelet levels due to platelet destruction by the patient's own immune system. Because platelets are required for blood clotting, the disorder can result in uncontrolled bleeding, either spontaneously or in response to minor trauma. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life-threatening. ITP can occur as either a primary disease, with no other associated condition, or secondary to another underlying disease, such as HIV infection or lupus. In 1997, Nabi initiated two Phase IV clinical trials for WinRho SDF(TM) and will add another Phase IV trial in 1998 for the following indications: acute pediatric ITP, splenectomy sparing in chronic ITP of adults and refractory platelet alloimmunization. See "-Strategic Alliances, Licenses and Royalty Obligations" and "-Government and Industry Regulation-Orphan Drug Act".




NABI-STAPHVAX(TM) AND NABI-ALTASTAPH(TM)

Staphylococci, especially Staphylococcus aureus ("S. AUREUS") and Staphylococcus epidermidis ("S. EPIDERMIDIS"), are an increasingly important cause of serious bacterial infections in hospitalized patients and patients with chronic disease. In addition, staphylococci continue to acquire antibiotic resistance at an alarming rate in all clinical settings.

It is currently estimated that 40% of the S. AUREUS infections and 60% of the S. EPIDERMIDIS infections occurring in large, urban U.S. hospitals are resistant to every antibiotic except vancomycin. As well, during the past 6 months, cases of
S. AUREUS with notably reduced sensitivity to vancomycin were reported in Japan and the United States. The Nabi-StaphVAX(TM) and Nabi-Altastaph(TM) products rely on a different mechanism of action than those of systemic antibiotics, therefore it is believed that prophylactic use of these products will not be prone to the selection of resistant mutants.

Nabi is developing two products for the prevention and treatment of S. AUREUS infections. Nabi-StaphVAX(TM) is a capsular polysaccharide-based glycoconjugate vaccine which targets the two S. AUREUS serotypes (Type 5 and Type 8) responsible for over 85% of S. AUREUS infections. This bivalent vaccine is a carbohydrate/protein conjugate based on patented vaccine technology in-licensed by Nabi from the National Institute of Health ("NIH"). See "-Strategies Alliances, Licenses and Royalty Obligations". Nabi-Altastaph(TM) is a specific polyclonal antibody product that contains high levels of antibodies against S. AUREUS Type 5 and Type 8. It is produced by immunizing healthy plasma donors with Nabi-StaphVAX(TM) then purifying immunoglobulin from pooled donor plasma.

Nabi-StaphVAX(TM) is directed at patients who are at high risk of infection over an extended period of time and who are immunocompetent and thus able to respond to a vaccine. The initial clinical target is kidney hemodialysis patients who are at high risk of S. AUREUS infections due to their vascular access grafts. Other potential clinical targets for Nabi-StaphVAX(TM) include: (a) at risk patients who are expected to have long stays in medical facilities; (b) patients undergoing planned cardiac surgery who can be vaccinated in advance and in whom staphylococcal infections can have serious consequences; (c) prosthetic surgery and vascular graft patients whose implants are at long-term risk of staphylococcal infections; and (d) patients undergoing any other planned surgery. Nabi began Phase III clinical studies of Nabi-StaphVAX(TM) in hemodialysis patients early in 1998. This trial uses Nabi-StaphVAX(TM) formulated to provide higher levels of protective antibodies in immunocompromised patients, such as those undergoing renal dialysis.

Recently, Nabi identified a serotype of S. AUREUS (type 336) that accounts for over 90% of non-type 5 and non-type 8 S. AUREUS clinical infections. The company has identified, purified and characterized a polysaccharide from type 336 S. AUREUS and has prepared a glycoconjugate vaccine that is capable of protecting animals from challenge with clinical isolates of this serotype. A trivalent Nabi-StaphVAX(TM) containing antigens to type 5, type 8 and type 336 antigens is currently in evaluation in cattle for the prevention of S. AUREUS induced mastitis. This study is being conducted under a Cooperative Research and Development Agreement with the U.S. Department of Agriculture. Based on the reactivity of antibodies to this trivalent vaccine with human clinical isolates of S. AUREUS, this vaccine is expected to account for nearly all clinical isolates of S. AUREUS. Nabi has applied for patents for type 336 antigen, antibodies to type 336 and the use of type 336 antigen in vaccines. The company plans to include type 336 antigen in the next generation of its Nabi-StaphVAX(TM) product.

In contrast to Nabi-StaphVAX(TM), which is expected to provide long-term immunological protection, Nabi-Altastaph(TM) is designed to provide immediate, on demand protection for patients who are at high, short-term risk of infection or who are immunocompromised and cannot respond effectively to a vaccine. This type of prophylactic treatment is likely to be cost effective because intravaneously administered polyclonal antibodies persist in the bloodstream for several weeks, and a single dose may be sufficient to provide protection for the entire risk period. High risk populations include low birth weight neonates, trauma patients and surgical patients. Nabi began a Phase I/II trial in neonates in early 1998.

Previous studies using either rats or mice in several different bacterial challenge modes have demonstrated the efficacy of active immunization with Nabi-StaphVAX(TM) and passive protection with Nabi-Altastaph(TM). In all prophylactic settings studied, antibodies to Nabi-StaphVAX(TM), whether actively or passively acquired, conferred statistically significant protection against the relevant S. AUREUS challenge strains.

NABI-CIVACIR(TM)

Nabi-Civacir(TM) is a human polyclonal antibody product derived from the plasma of screened donors. It is designed to prevent hepatitis C virus reinfection in liver transplant patients who test positive for hepatitis C antibody at the time of transplant, as a potential adjunctive therapy in chronic hepatitis C infection, and as a prophylaxis after needlestick injury. Approximately 40% - 50% of liver transplants are caused by liver complications resulting from hepatitis C infections. Hepatitis C is not as imminently pathogenic as hepatitis B; however, it does have significant economic impact because it causes chronic infections in a significant percentage of those infected and contributes to frequent hospitalizations when it occurs in liver transplant patients.

In 1998, Nabi initiated a series of chimpanzee studies of Nabi-Civacir(TM) in collaboration with the U.S. Centers for Disease Control under a Cooperative Research and Development Agreement. The studies will evaluate Nabi-Civacir(TM) in this relevant animal model of hepatitis C virus infection. Preliminary data from these studies to date show that Nabi-Civacir(TM) is able to delay the onset of acute hepatitis in a challenged chimp. Additional studies are underway to evaluate the ability of repeated doses of the drug to delay hepatitis indefinitely. Pending results from the chimpanzee studies, Nabi plans to enter a Phase I safety study with Nabi-Civacir(TM) iN late 1998. Nabi has applied for Orphan Drug status for Nabi-Civacir(TM).

NABI-STAPHVAX(TM)+, NABI-ALTASTAPH(TM)+

Staphylococcus epidermidis and Enterococcus spp. are the next most clinically common Gram positive bacterial infections after S. AUREUS. Because of this, Nabi is developing a combination vaccine product, Nabi-StaphVAX(TM)+, that expands coverage of Gram positive bacterial to include these pathogens. The S. EPIDERMIDIS and enterococcal components of a combined staphylococcal and enterococcal vaccine are undergoing preclinical testing and process development. It recently has been shown that antibodies to these antigens are protective in animal models and facilitate the killing of bacteria by white blood cells. In addition, the S. EPIDERMIDIS antigens contained in this next generation vaccine induce the formation of antibodies that recognize the S. EPIDERMIDIS strains responsible for over 90% of S. EPIDERMIDIS infections. The company has filed patent application in the S. EPIDERMIDIS and enterococcal antigens.

In connection with Nabi-StaphVAX(TM)+, Nabi plans to develop a second-generation polyconal product, Nabi-Altastaph(TM)+, containing antibodies to both S. AUREUS and S. EPIDERMIDIS. Development of this product will involve stimulating donors with immunizing agents against both infections.

NABI-NIC VAX(TM)

The use of tobacco products has been associated with increased risk of heart and lung disease and cancer world-wide. Addiction to nicotine as a result of tobacco use has been identified as one of the major factors that prevent cigarette smokers and other tobacco users from giving up this life-threatening activity. Nabi has begun development of a vaccine against nicotine that is intended to be used to prevent and treat nicotine addiction. Prototypic versions of the vaccine induce high titers of nicotine-specific antibodies in vaccinated animals. Studies evaluating the ability of the vaccine to prevent intake of nicotine into the brain and to modify animal behavior in response to nicotine are underway. Nabi believes that a nicotine vaccine that raises antibodies that bind nicotine with high affinity can prevent nicotine addiction by blocking nicotine from reaching drug receptors in the brain. The company also believes that Nabi-Nic VAX(TM) can be an effective product for those attempting to give up tobacco use.

NABI-CYTERA(TM)

Nabi-Cytera(TM) is a new class of anti-viral therapeutics being developed from a novel, proprietary technology developed at the University of Maryland and licensed by Nabi. The technology permits the synthesis of so-called ring expanded nucleoside (RENs) and nucleotide ("RENt) analogs with the potential for antiviral and anti-tumor cell activity. Using this technology, a number of active compounds have been prepared by Nabi through its collaboration with the University. A lead compound has been selected for further development. This drug, called Nabi-Cytera(TM)-B has been initially shown to have an acceptable cytotoxicity profile and to have good activity and specificity against hepatitis B virus IN VITOR. Further preclinical development of Nabi-Cytera(TM)-B is scheduled for 1998 in preparation for studies in the highly relevant woodchuck hepatitis model planned for later in the year". See "-Strategic Alliances, Licenses and Royalty Obligations".

STRATEGIC ALLIANCES, LICENSES AND ROYALTY OBLIGATIONS

In its research and development and marketing programs, Nabi established collaborations with several leading infectious disease specialists, university laboratories, contract research companies and government laboratories. Nabi believes that these collaborations will allow it to make efficient use of its research resources and leverage the fundamental discoveries emerging from basic research institutions throughout the United States.

Nabi's key strategic alliances are discussed below.

CANGENE CORPORATION

During 1997, Nabi entered into a co-promotion and supply agreement with Cangene Corporation ("Cangene") under which Cangene will manufacture H-BIG(R) IV for approximately three years. In addition, Cangene was granted exclusive marketing rights for, and will share profits from sales of H-BIG(R) IV in Canada for three years, provided Cangene achieves specified minimum annual sales levels.

Under a license and distribution agreement with Cangene, Nabi has exclusive marketing rights for, and shares in the profits from sales of, WinRho SDF(TM) in the United States. Cangene, which holds the FDA licenses for thE product, is required to supply the necessary quantities of WinRho SDF(TM) to support such sales. The Cangene agreement terminates in 2005, and requires Nabi to meet specified sales goals and make specified payments to Cangene.

CHIRON DIAGNOSTICS CORPORATION

In November 1995, Nabi entered into an agreement with Chiron (the "Chiron Agreement") pursuant to which Chiron has agreed to supply exclusively to Nabi Chiron's CMV vaccine for use as an immunizing agent in humans to produce immunotherapeutic products. The Chiron Agreement also grants Nabi options or rights of first negotiation for exclusive rights to 14 other Chiron vaccines for use in humans to produce immunotherapeutic products. In addition, the Chiron Agreement grants Nabi access to Chiron's adjuvant, MF 59, for donor immunization. Nabi will be responsible for all development, manufacturing and worldwide distribution of these products. Nabi may terminate the Chiron Agreement on a product-by-product basis in which event Nabi shall transfer to Chiron all of Nabi's rights with respect to the product as to which the Chiron Agreement has been terminated. Similarly, Chiron may terminate its obligations to supply immunizing agents to Nabi on a product-by-product basis, in which event Chiron shall grant to Nabi a license of the technology necessary for Nabi to manufacture the applicable immunizing agent and the financial arrangements in the Chiron Agreement with respect to such agent shall continue.

OTHER LICENSES AND ROYALTY OBLIGATIONS

As part of the purchase price for the H-BIG(R) product acquisition, Nabi is obligated to pay Abbott a royalty based on net sales of H-BIG(R) through September 2002. Nabi will also be obligated to pay a royalty to the New York Blood Center, Inc. based upon net sales of its product manufactured with the viral inactivation step, solvent detergent treatment.

Under a license agreement with the NIH, Nabi has exclusive rights to the NIH's patent relating to a carbohydrate/protein conjugate vaccine against Staphylococcus, and is obligated to pay the NIH a royalty based on net sales. The licensed patent rights cover Nabi-StaphVAX(TM) and Nabi-Altastaph(TM) products. The license terminates with respect to each country on the date that the NIH's patent rights expire in such country.

Under a license agreement with the University of Maryland, Nabi has exclusive rights to patents relating to ring expanded nucleoside and nucleotide analogs, and is obligated to pay the University a royalty based on net sales. The licensed patent rights cover Nabi-Cytera(TM)'s products. The license terminates with respect to each country on the date that the patent rights expire in such country.

CUSTOMER RELATIONSHIPS

Nabi sells therapeutic products to wholesalers, distributors, home healthcare companies and pharmacies. Nabi sells plasma to pharmaceutical and diagnostic product manufacturers, most of which have been customers of Nabi for many years. These customers constitute most of the worldwide purchasers of human blood plasma.

Customers to which sales exceeded 10% of Nabi's annual consolidated sales in the last three fiscal years ending December 31, 1997 were: Baxter, Bayer Corporation ("Bayer") and Immuno Trading AG ("Immuno") in 1995; Baxter; Bayer and Biotest Pharma GmbH ("Biotest") in 1996; and Baxter and Bayer in 1997. Aggregate sales of source and specialty plasma to these customers were approximately $92 million, $107 million and $93 million, or 47%, 45% and 41% of total sales for the years ended December 31, 1995, 1996 and 1997, respectively.

Nabi generally sells its plasma under contracts ranging from one to five years which allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract year and fixed for that year, subject to price changes to reflect changes in customer specifications or price adjustments to compensate Nabi for increased costs associated with new governmental testing regulations. Consequently, Nabi may be adversely or beneficially affected if changes in donor fees or other costs of producing and selling plasma rise or fall during the year.

SUPPLY AND MANUFACTURING

THERAPEUTICS

Nabi collects and supplies the specialty plasma necessary for the manufacture of H-BIG(R). In 1997, Nabi entered into an agreement with Cangene pursuant to which Cangene, subject to receiving FDA approval, will formulate, process and package H-BIG(R). Nabi anticipates receiving product from Cangene by late 1998 or early 1999, although there can be no assurance that product will be available at that time. Nabi's previous manufacturer of H-BIG(R) has supplied Nabi with a sufficient inventory of H-BIG(R) to maintain Nabi's historical sales levels of the product into the fourth quarter of 1998. See "-Factors to be Considered - Dependence upon Third Parties to Manufacture Product" and "-Factors to be Considered - Government Regulation; Uncertainty of Regulatory Approvals". Nabi's agreement with Cangene has a three year term commencing upon the date Cangene receives FDA approval, although either party may terminate the agreement upon 12 months notice. Nabi has completed construction and is in the process of validating a biopharmaceutical manufacturing facility which is designed to allow Nabi to manufacture, formulate, and package H-BIG(R). Currently Nabi anticipates that the facility will not be able to produce H-BIG(R) for commercial sale prior to late 1999.

Nabi is required to purchase its requirements of WinRho SDF(TM) from Cangene, which has granted to Nabi exclusive marketing rights to the product in the United States. WinRho SDF(TM) is manufactured by Cangene using a process that includes solvent-detergent treatment and nanofiltration, two validated virus removal and inactivation steps to ensure product safety.

In 1997, Nabi acquired certain assets associated with the product sales of Autoplex(R)T and obtained exclusive marketing rights for this product in the United States, Canada and Mexico from Baxter. In connection with the acquisition, Baxter agreed to manufacture Autoplex(R)T until the earlier of May 2000 or such later date as may be approved by the Federal Trade Commission ("FTC"), or four months after Nabi obtains FDA approval to manufacture the product. If Nabi does not obtain FDA approval within the required timetable, the FTC could terminate the divestiture agreement associated with Nabi's acquisition of AutoPlex(R)T from Baxter. In the event, all the assets and marketing rights associated with the acquisition would revert to Baxter. Nabi and Baxter would equally share in the proceeds from the ultimate sale of these assets under certain specified conditions. See "-Factors to be Considered - Dependence upon Third Parties to Manufacture Product" and "-Factors to be Considered - Government Regulation; Uncertainty of Regulatory Approvals".

Nabi manufactures its clinical supplies of products under development at its facilities in Miami and Boca Raton, Florida and Rockville, Maryland.

PLASMA COLLECTION PROCESS

Nabi currently collects and processes plasma from 75 plasma collection centers located in 28 states and Germany, including five independently-owned centers which under contract supply their entire plasma collection output to Nabi. Each Nabi-owned United States center is licensed and regulated by the FDA. Most of Nabi's centers are located in urban areas and many are near universities and military bases. Prospective plasma donors are required to complete an extensive medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, plasma is collected from suitable donors by means of a process known as plasmapheresis.

PATENTS AND PROPRIETARY RIGHTS

Nabi's success will depend, in part, on its abilities to obtain or in-license patents, and to protect trade secrets and other intellectual property rights. Nabi has acquired title or licenses to a number of patents or patent applications of others and has filed two patent applications of its own. See "-Factors to Be Considered-Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights".

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

THERAPEUTICS

Immune globulin products currently are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the United States generally include preclinical studies, the filing of an Investigation for New Drug ("IND") application with the FDA, which must become effective pursuant to FDA regulations before human clinical studies may commence, and FDA approval of a Product License Application ("PLA"). In addition to obtaining FDA approval for each product, an Establishment License Application ("ELA") must be filed and the FDA must approve the manufacturing facilities for the product. Biological products, once approved, have no provision allowing competitors to market generic versions.

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

Nabi continually pursues its commitment to quality and compliance with applicable FDA regulations through its own internal quality assurance programs. As part of its commitment to quality, Nabi has embraced the Quality Plasma Program ("QPP") which was initiated by the American Blood Resources Association, an industry group which establishes standards for plasmapheresis centers. QPP imposes standards for plasmapheresis centers in addition to those presently required by the FDA. QPP certification is proving increasingly significant, because many customers will only purchase plasma which has been collected in QPP certified centers. All of Nabi's domestic-owned centers are QPP certified centers.

Concern over blood safety has led to self-sufficiency movements in a number of European countries to restrict the importation of plasma and plasma components collected outside the country's borders or, in the case of certain European countries, outside of Europe. In 1997, Germany increased its regulatory requirements for plasma collected outside Germany. To date, however, these efforts have not led to any meaningful restriction on the importation of plasma and plasma components and have not adversely affected Nabi. There can be no assurance, however, that such restrictions will not be imposed in the future and that Nabi will not be adversely affected. As a partial response to this risk, Nabi acquired or established four licensed plasma collection centers and a testing laboratory in Germany. Despite its German centers, there can be no assurance that an increase in restrictions on plasma collected outside Germany or Europe will not have a material adverse effect on Nabi's business financial condition or results of operations.

ORPHAN DRUG ACT

Under the Orphan Drug Act, the FDA may designate a product or products as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, for which the sponsor establishes that it does not realistically anticipate its product sales in the United States will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first PLA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. WinRho SDF(TM) has received Orphan Drug protection for the treatment of ITP and Nabi has obtained Orphan Drug status for certain other indications and certain other of Nabi's products under development have obtained Orphan Drug status. See "-Factors to Be Considered - Uncertainty of Orphan Drug Designation".

OTHER

Nabi's Miami-based FDA-approved testing laboratory is licensed by the State of Florida Department of Health and Rehabilitative Services, and the states of Maryland, New York, Pennsylvania and West Virginia. The laboratory is licensed pursuant to Medicare regulations and regulations of the U.S. Health Care Finance Administration's Clinical Laboratory Improvement Act of 1988.

Nabi also is subject to government regulations enforced under the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, the Clean Water Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Medical Waste Tracking Act and other national, state or local restrictions.

COMPETITION

Nabi believes that H-BIG(R) has a significant share of the domestic market and that Nabi's access to the vaccines and specialty plasma necessary for the manufacture of H-BIG(R) will allow it to maintain its market share provided it has a sufficient supply of this product. See "Supply and Marketing - Therapeutics". Nabi's main competitor in marketing H-BIG(R) has been Bayer AG ("Bayer"), a major multinational pharmaceutical company. Bayer has purchased some of the specialty plasma used in the manufacture of its hepatitis B immune globulin product from Nabi. Bayer also is a significant customer of source and other specialty plasma. A significant percentage of Bayer's total plasma requirements are provided by Nabi.

Nabi believes that WinRho SDF(TM) has a significant and growing share of the domestic market for ITP treatment. Competing therapeutic modalities include the use of steroids; intravenous immune globulins ("IVIG"); and splenectomy (a surgical procedure to remove the spleen). Each of these therapies has significant drawbacks associated with its use, and Nabi believes that WinRho SDF(TM) can be used for long-term treatment of chronic ITP, is relatively less expensive and less time consuming in its administration, presents no surgical risks and has demonstrated consistency in its ability to elicit a platelet response when compared to the alternative ITP therapies. WinRho SDF(TM) is also designed to suppress Rh isoimmunization. There are currently three competitive therapeutic products licensed for Rh isoimmunization indications in the United States, however only two of these products are actively marketed. These products are typically less expensive than WinRho SDF(TM) and, as a result, Nabi does not anticipate significant sales of WinRho SDF(TM) for Rh isoimmunization.

Autoplex(R)T competes in the anti-inhibitor segment of the hemophilia A marketplace. Autoplex(R)T and other competitive agents are used to treat patients that have developed inhibitors (an immunity) to Factor VIII, the standard therapy for people suffering from hemophilia A. The primary competitors to Autoplex(R)T include: FEIBA (Baxter) and Hyate C (Speywood Pharmaceuticals, Inc.). The estimated U.S. market for anti-inhibitor products is $88 million.

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

Nabi competes for donors with pharmaceutical companies which obtain plasma for their own use through their own plasma collection centers, other commercial plasma collection companies and non-profit organizations such as the American Red Cross and community blood banks which solicit the donations of blood. Nabi competes for donors by providing competitive financial incentives which compensate donors for their time, by providing outstanding customer service to its donors, by implementing programs designed to attract donors through education as to the uses for collected plasma, by encouraging groups to have their members become plasma donors for fund raising purposes, and by improving the attractiveness of Nabi's plasma collection facilities.

Most of the plasma which Nabi collects, processes, and sells to its customers is used in the manufacture of therapeutic products to treat certain diseases. Several companies are marketing and continue to develop products to treat some of these diseases based upon technology which would lessen or eliminate the need for human blood plasma. Such products could adversely affect the demand for plasma. Products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human blood plasma. However, Nabi is unable to predict the impact on its business of future technological advances.

EMPLOYEES

Nabi employed approximately 2,122 persons at December 31, 1997. Nabi believes that the relations between Nabi's management and its employees are generally good.

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

UNCERTAINTY ASSOCIATED WITH RAPID EXPANSION OF THERAPEUTIC EFFORTS

Although Nabi's objective has been to become a fully integrated developer, manufacturer and marketer of therapeutic products, Nabi's historic business primarily has been the collection and sale of plasma products. Prior to its November 1995 merger (the "Merger") with Univax Biologics, Inc. ("Univax"), Nabi had four therapeutic products (two of which are under development and one of which is no longer being developed). Two of these products were acquired from Abbott. The Merger accelerated this shift to therapeutic products by adding 10 products (one of which is being marketed, seven of which are under development and two of which are no longer being developed) to Nabi's product portfolio as well as a large research and development group and an expanded sales and marketing team. Independently, Nabi has completed construction and is in the process of validating a new biopharmaceutical manufacturing facility which is intended to enable Nabi to manufacture for the first time on a commercial scale certain of its therapeutic products. Although therapeutic products offer higher margins than the collection and sale of plasma, these products require significant product development activities and expenditures, may not be successfully developed (or if successfully developed, may not be successfully commercialized), require rigorous manufacturing specifications and practices, and are exposed to significant competition and the uncertainty of technological change. The effect of these risks on Nabi may be magnified by Nabi's rapid expansion into the therapeutics business and its lack of in-depth prior experience in the therapeutics business, particularly with respect to successfully bringing a product through clinical trials and FDA licensure. There can be no assurance that Nabi's therapeutic product activities will be successful, and to the extent they are not, Nabi's business, financial condition and results of operations will be materially adversely affected.

COSTS OF RESEARCH AND DEVELOPMENT

Nabi expects to incur significant expenses associated with its therapeutic product development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Any revenues generated from products under development will not be realized for several years. Other material and unpredictable factors which could adversely affect operating results include: the uncertainty of clinical trial results; the uncertainty, timing and costs associated with product approvals and commercialization; the issuance and use of patents and proprietary technology by Nabi or its competitors; the effect of technology and other business acquisitions or transactions; the increasing emphasis on controlling healthcare costs and potential legislation or regulation of healthcare prices; and actions by collaborators, customers and competitors. There can be no assurance that Nabi has the financial resources to continue to fund research and development as necessary for the development and commercialization of higher margin therapeutic products. Nabi's ability to fund its research and development efforts are dependent in large part on the success of its plasma operations. The operating results of Nabi's plasma operations in 1997 did not meet expectations. A significant reduction in such research, development and other expenses could have a material adverse effect on the development and commercialization of therapeutic products currently under development and could have a material adverse effect on the ability of Nabi to realize its objective of becoming a fully integrated developer, manufacturer and marketer of therapeutic products.

UNCERTAINTY OF NEW PRODUCT DEVELOPMENT

Nabi's future success will depend on its ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. Nabi's therapeutic products under development are at various stages of research and development, and substantial further development, preclinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. The proposed development schedules for these products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, reliance on third parties and changes in government regulation, many of which factors are not within the control of Nabi. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. In addition, any delay in the development, introduction or marketing of Nabi's products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that Nabi's therapeutic products under development will prove to be technologically feasible, commercially viable and able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. The failure of Nabi to successfully and timely develop and commercialize several of its therapeutic products and obtain necessary regulatory approvals could have a material adverse effect on Nabi's business, financial condition and results of operations.

COMPETITIVE MARKET FOR THERAPEUTIC PRODUCTS

Nabi currently markets and sells three therapeutic products: H-BIG(R), WinRho SDF(TM) and Autoplex(R)T. No assurance can be given that the market for these products can be addressed effectively by Nabi's current sales force and distribution network. Nabi will lose its exclusive rights to market WinRho SDF(TM) in the United States if it does not meet specific sales goals or pay specified amounts to Cangene. Nabi may also lose its rights to Autoplex(R)T if it abandons its efforts to obtain FDA approval to manufacture the product or does not obtain such approval by mid 2000. If Nabi successfully develops additional therapeutic products, additional expenditures, management resources and time may be required to develop a larger sales force, unless Nabi elects to have a third party market any or all of such products. If Nabi so elects, there can be no assurance that Nabi will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. If Nabi succeeds in bringing one or more products to market, it will compete with many other companies that may have extensive and well-funded marketing and sales operations. The failure of Nabi to successfully market existing and new therapeutic products or the loss of exclusive rights to market WinRho SDF(TM) in the United States or to market Autoplex(R)T, could have a material adverse effect on Nabi's business, financial condition and results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE

There can be no assurance that any of Nabi's products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of Nabi's products and their potential advantages over existing treatment methods, the prices of such products, and reimbursement policies of government and third-party payors. The failure of any therapeutic product under development to gain market acceptance could have a material adverse effect on Nabi's business, financial condition and results of operations.

FLUCTUATIONS IN PLASMA SUPPLY AND DEMAND

The basic raw material essential to Nabi's business is human blood plasma. Nabi has historically derived substantially all of its revenues from the collection and sale of plasma components and will continue to depend on plasma revenues until such time, if ever, that the revenues generated by the manufacture and sale of therapeutic products increase significantly. The worldwide supply of plasma has historically fluctuated. Currently the worldwide supply exceeds the demand for plasma as a result of the FDA's regulatory initiatives within the plasma industry which have adversely affected the fractionation capacity of several of Nabi's major customers. Demand for fractionated plasma products, however, remains strong and continues to increase due to an increase in both the number and use of products which require plasma components for their manufacture.

Concern over the safety of blood products, including plasma, has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of plasma-based products. These procedures, which include a more extensive investigation into a donor's background and new tests, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. Future changes in government regulation relating to the collection and use of plasma, its fractionation or any negative public perception about the plasma collection process could further adversely affect the overall supply of or demand for plasma. Fluctuations in the demand for or supply of plasma could have a material adverse effect on Nabi's business, financial condition and results of operations.

GOVERNMENT REGULATION; UNCERTAINTY OF REGULATORY APPROVALS

Nabi's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous government authorities in the United States. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations. Most of Nabi's clinical trials are at a relatively early stage and, except for H-BIG(R), WinRho SDF(TM) and Autoplex(R)T, no approval from the FDA or any other government agency for the manufacturing or marketing of any of its products under development has been granted. Currently, Autoplex(R)T is manufactured by Baxter. If Nabi does not obtain FDA approval to manufacture Autoplex(R)T on a timely basis, the assets and marketing rights associated with Autoplex(R)T could revert to Baxter. There can be no assurance that Nabi will be able to obtain the necessary approvals for manufacturing or marketing of any of its products. Failure to obtain additional FDA approvals of products currently marketed or FDA approval for products under development could have a material adverse effect on Nabi's business, financial condition and results of operations. If a product is approved, its failure to comply with applicable regulatory requirements could, among other things, result in fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

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

Nabi has received permission from the FDA to conduct donor stimulation programs using the S. AUREUS and hepatitis immunizing agents. No assurance can be given, however, that the FDA will permit Nabi to begin donor stimulation using other immunizing agents before obtaining regulatory approval of the immunizing agents as vaccine products. If the FDA were to require Nabi to secure such regulatory approvals for the immunizing agents to be used in donor stimulation before commencing clinical trials on the therapeutic products to be produced using such immunizing agents, the overall regulatory approval process for Nabi's therapeutic products would be significantly delayed, which could have a material adverse effect on Nabi's business, financial condition and results of operations.

DEPENDENCE UPON THIRD PARTIES TO MANUFACTURE PRODUCTS

Nabi collects and supplies the specialty plasma necessary for the manufacture of H-BIG(R). In 1997, Nabi entered into an agreement with Cangene pursuant to which Cangene, subject to receiving FDA approval, will formulate, process and package H-BIG(R). Nabi anticipates receiving product from Cangene by late 1998, although there can be no assurance that product will be available at that time. Abbott, Nabi's previous manufacturer of H-BIG(R), has supplied Nabi with a sufficient inventory of H-BIG(R) to maintain Nabi's historical sales levels of the product into the fourth quarter of 1998, assuming no rejection of, or delay in, release of lots of H-BIG(R) by the FDA. Nabi's agreement with Cangene has a three year term commencing upon the date Cangene receives FDA approval, although either party may terminate the agreement upon 12 months' notice. Nabi also is required to purchase its requirements of WinRho SDF(TM) from Cangene, which has granted to Nabi exclusive marketing rights to the product in the United States. Nabi does not have manufacturing rights for WinRho SDF(TM) and Autoplex(R)T. Baxter has agreed to manufacture Autoplex(R)T for Nabi until the earlier of May 2000, or such later date as may be approved by the FTC, or four months after Nabi obtains FDA approval to manufacture the product. The failure by Nabi's manufacturers to meet Nabi's needs for these products or delays in the receipt of deliveries could have a material adverse effect on Nabi's business, financial condition and results of operations. Nabi has constructed a biopharmaceutical manufacturing facility which is designed to allow Nabi to manufacture, formulate and package therapeutic products. Nabi is in the process of validating this facility and related processes which will require licensure by the FDA. Nabi does not anticipate that the facility will be able to produce H-BIG(R) for commercial sale until late 1999 and Autoplex(R)T until mid 2000, respectively, at the earliest. Moreover, manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, Nabi will have to resort to alternative sources of manufacturing which could increase its costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on Nabi's business, financial condition and results of operations.

LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE

Nabi has completed construction and is undergoing validation of a new biopharmaceutical manufacturing facility and related processes in Boca Raton, Florida. Nabi anticipates that it will receive FDA licensure for this facility in late 1999 or early 2000. No assurance can be given that Nabi will be able to obtain such licensure by such times or at all. Failure to obtain such licensure on a timely basis or at all would have a material adverse effect on Nabi's business, financial condition and results of operations. The new facility is designed to process specialty plasma into Nabi's therapeutic products. However, Nabi has not previously owned or operated such a facility and has no direct experience in commercial, large-scale manufacturing of therapeutic products. The failure of Nabi to successfully operate its new manufacturing facility would have a material adverse effect on Nabi's business, financial condition and results of operations.

POTENTIAL ADVERSE EFFECT OF LITIGATION

Nabi is currently one of several defendants in numerous suits generally based upon claims that the plaintiffs became infected with HIV as a result of using HIV-contaminated products made by various defendants other than Nabi or as a result of family relations with those so infected. These suits allege, among other things, that Nabi or its predecessors supplied HIV-contaminated plasma to the defendants who produced the products in question. One of the suits purports to be a class action. Nabi denies all claims made against it and intends to vigorously defend the cases. No assurance can be given that additional lawsuits relating to infection with HIV will not be brought against Nabi by persons who have become infected with HIV or plasma fractionates or that cross-complaints will not be filed in existing lawsuits. In addition, there can be no assurance that lawsuits based on other causes of action will not be filed or that Nabi will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits, particularly those related to HIV, could have a material adverse effect on Nabi's business, financial condition and results of operations.

RISK OF PRODUCT LIABILITY; LIMITED INSURANCE

The processing and sale of Nabi's plasma and plasma-based products, including therapeutic products, involve a risk of product liability claims, and Nabi currently is a party to litigation involving such claims. In addition, there can be no assurance that infectious diseases will not be transmitted by Nabi's products and therefore create additional product liability claims. Product liability insurance for the biopharmaceutical industry generally is expensive to the extent it is available at all. There can be no assurance that Nabi will be able to maintain such insurance on acceptable terms or that it will be able to secure increased coverage if the commercialization of its products progresses. Moreover, there can be no assurance that the existing coverage of Nabi's insurance policy and/or any rights of indemnification and contribution that Nabi may have will offset existing or future claims. A successful claim against Nabi with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on Nabi's business, financial condition and results of operations.

DEPENDENCE ON STRATEGIC ALLIANCES

Nabi is pursuing strategic alliances with third parties for the development, marketing and sale of certain of its therapeutic products. No assurance can be given that Nabi will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. Certain of Nabi's current collaborators have the right to terminate their collaborative agreements with Nabi. If any of Nabi's existing or future collaborative partners act in, breach or terminate their agreements with Nabi or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of products could be delayed, and Nabi may be required to devote significant additional resources to product development and commercialization, or terminate certain development programs. Failure to enter into successful strategic alliances or the termination of existing alliances could have a material adverse effect on Nabi's business, financial condition and results of operations. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and Nabi could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on Nabi's business, financial condition and results of operations.

FOREIGN RESTRICTIONS ON IMPORTATION OF PLASMA

Export sales of plasma for the 1995, 1996 and 1997 fiscal years represented approximately 36%, 39% and 24%, respectively, of Nabi's sales for those periods. Nabi's export sales primarily are to European and Asian customers. Concern over blood safety has led to movements in a number of European and other countries to restrict the importation of plasma and plasma components collected outside such countries' borders or, in the case of certain European countries, outside Europe. Nabi believes that, to date, these efforts have not led to any meaningful restriction on the importation of plasma and plasma components and have not adversely affected Nabi. Such restrictions, however, continue to be debated and there can be no assurance that such restrictions will not be imposed in the future. If imposed, such restrictions could have a material adverse effect on the demand for Nabi's plasma and on Nabi's business, financial condition and results of operations. Uncertain economic conditions and financial markets, such as those which occurred in Asia in 1997, could also adversely impact Nabi's sales of plasma to foreign customers and materially and adversely affect Nabi's business, financial condition and results of operations.

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

UNCERTAINTY OF ORPHAN DRUG DESIGNATION

If a product is designated an Orphan Drug by the FDA, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first approved PLA for a given drug for its use in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SDF(TM) has received Orphan Drug marketing exclusivity for the treatment of ITP (and has obtained Orphan Drug status for certain other indications) and certain other of Nabi's products under development have Orphan Drug status. There can be no assurance that Nabi will succeed in obtaining Orphan Drug marketing exclusivity for products that have Orphan Drug status or that Orphan Drug marketing exclusivity with respect to WinRho SDF(TM) or other products, if obtained, will be of material benefit to Nabi. Furthermore, another manufacturer could obtain an Orphan Drug designation as well as approval for the same product for a different indication or a different product for the same indication.

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Competition in the development of biopharmaceutical products is intense, both from biotechnology and pharmaceutical companies, and is expected to increase. Many of Nabi's competitors have greater financial resources and larger research and development staffs than Nabi, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. Nabi also competes with universities and other institutions in the development of therapeutic products, technologies and processes and for qualified scientific personnel. There can be no assurance that Nabi's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by Nabi. In addition, one or more of Nabi's competitors may achieve product commercialization of or patent protection for competitive products earlier than Nabi, which would preclude or substantially limit sales of Nabi's products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology which would lessen or eliminate the need for human blood plasma. The successful development and commercialization by any competitor of Nabi of any such product could have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi competes for plasma donors with pharmaceutical companies which may obtain plasma for their own use, other commercial plasma collection companies and non-profit organizations such as the American Red Cross and community blood banks which solicit the donation of blood. A number of these competitors have access to greater financial, marketing and other resources than Nabi. Nabi competes for donors by means of offering financial incentives to donors to compensate them for their time and inconvenience, providing outstanding customer service to its donors, implementing programs designed to attract donors through education as to the uses for collected plasma, encouraging groups to have their members become plasma donors and improving the attractiveness of Nabi's plasma collection facilities. Nabi also competes with other independent plasma suppliers that sell plasma principally to pharmaceutical companies that process plasma into finished products. If Nabi is unable to maintain and expand its donor base, its business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS FOR SIGNIFICANT PLASMA SALES

During the 1995, 1996 and 1997 fiscal years, plasma sales to customers purchasing more than 10% of Nabi's consolidated sales (which did not exceed three customers in any such period), accounted for approximately 47%, 45% and 41%, respectively, of Nabi's consolidated sales for each period. The loss of any major customer or a material reduction in a major customer's purchases of plasma could have a material adverse effect upon Nabi's business, financial condition and results of operations.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT

Nabi's ability to commercialize its therapeutic products and related treatments will be dependent in part upon the availability of, and Nabi's ability to obtain, adequate levels of reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available, if at all. Inadequate levels of reimbursement may prohibit Nabi from maintaining price levels sufficient for realization of an adequate return on its investment in developing new therapeutic products and could result in the termination of production of otherwise commercially viable products. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for Nabi's products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on Nabi's ability to sell its products and may have a material adverse effect on Nabi's business, financial condition and results of operations.

There can be no assurance that reimbursement in the United States or foreign countries will be available for Nabi's products, or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, Nabi's products. The unavailability of third-party reimbursement or the inadequacy of the reimbursement for medical treatments using Nabi's products could have a material adverse effect on Nabi's business, financial condition and results of operations. Moreover, Nabi is unable to forecast what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on Nabi's business.

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

ITEM 2.       PROPERTIES

A majority of the space occupied by Nabi is primarily used to collect plasma, and is leased from non-affiliates under leases expiring through 2010. A majority of these leases contain renewal options which permit Nabi to renew the leases for periods of two to five years at the then fair rental value. Nabi believes that in the normal course of its business it will be able to renew or replace its existing leases. Nabi also owns four plasma collection facilities located in Arizona, Indiana, Minnesota and Washington. Nabi's plasma collection centers range in size from approximately 2,000 to 25,000 square feet.

Nabi leases office, laboratory, warehouse and pilot manufacturing space in Miami, Florida and Rockville, Maryland.

Nabi owns a facility that houses its executive offices and its manufacturing plant in Boca Raton, Florida. Nabi will commence manufacturing after it obtains FDA licensure.

ITEM 3.       LEGAL PROCEEDINGS

Nabi is a party to litigation in the ordinary course of business. Nabi does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

In addition, Nabi is a co-defendant with various other parties in numerous suits filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. The claims against Nabi are based on negligence and strict liability. One of the suits, filed in the Circuit Court for the Eleventh Judicial Circuit of Dade County, Florida on May 23, 1995 (Case No. 95-10489 CA 02), purports to be a class action. The defendants in this suit, other than Nabi, include Bayer

Corporation, Centeon Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter Healthcare Corporation, Alpha Therapeutic Corporation and The National Hemophilia Foundation.

Nabi denies all claims against it in these suits and intends to defend the cases vigorously. Nabi believes that any such litigation will not have a material adverse effect on its business, financial position or results of operations.

ITEM 3A.      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi are as follows:

NAME                                  AGE                          POSITION
----------------------------------------------------------------------------------------------------
DAVID J. GURY                          59         Chairman of the Board, President and
                                                  Chief Executive Officer

JOHN C. CARLISLE                       51         Executive Vice President, Chief Operating Officer
                                                  and Director

PINYA COHEN, PH.D.                     62         Senior Vice President, Quality Assurance and
                                                  Regulatory Affairs

ALFRED J. FERNANDEZ                    49         Senior Vice President and Chief Financial Officer

FRANK J. MALINOSKI,M.D. PH.D.          43         Senior Vice President, Medical and Clinical Affairs

DAVID D. MUTH                          44         Senior Vice President, Business Development,
                                                  Sales and Marketing

ROBERT B. NASO, PH.D.                  53         Senior Vice President, Research and Development

LORRAINE M. BREECE                     45         Controller and Chief Accounting Officer



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

LORRAINE M. BREECE is Controller and Chief Accounting Officer, and has served in that capacity since April 1991. Previously, she had been associated with Trammell Crow Company as Controller and as a consultant since October 1989. For more than five years prior to that time, Ms. Breece served as Controller for Levitt Corporation.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Nabi's common stock is quoted on the Nasdaq National Market under the symbol "NABI". The following table sets forth for each period indicated the high and low sale prices for the common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

                                                       HIGH           LOW
                                                    --------------------------
       1996
------------------------------------------------------------------------------

                  First Quarter                         14 3/4       9 1/2
                  Second Quarter                        14 5/8       8 3/4
                  Third Quarter                         12 3/8       6 7/8
                  Fourth Quarter                        12 1/8       7 3/8
       1997

------------------------------------------------------------------------------

                  First Quarter                         12 3/8       6 13/16
                  Second Quarter                         7 1/2       5 15/16
                  Third Quarter                          8 3/16      5  7/16
                  Fourth Quarter                         7 5/8       3  5/16


The number of record holders of Nabi's common stock at December 31, 1997 was 1,542.

No cash dividends have been previously paid on Nabi's common stock and none are anticipated in 1998. Nabi's credit agreement also restricts dividend payments.

ITEM 6.       SELECTED FINANCIAL DATA - FIVE YEARS ENDED DECEMBER 31, 1997

The following table sets forth selected consolidated financial data for Nabi for the five years ended December 31, 1997 that were derived from Nabi's consolidated financial statements, which have been audited by Price Waterhouse LLP, independent accountants. On November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into Nabi in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling of interests and accordingly, all prior period financial information has been combined.

The data should be read in conjunction with, and are qualified by reference to, Nabi's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All amounts in the following table are expressed in thousands, except for per share data.

                                                                                  Year Ended December 31,
                                                           ----------------------------------------------------------------------
                                                             1993            1994           1995             1996          1997
                                                           ---------      ---------       ---------       ---------     ---------
STATEMENT OF OPERATIONS DATA:
Sales                                                      $ 101,574      $ 164,426       $ 195,928       $ 239,909     $ 228,744
Cost of products sold                                         81,607        131,192         152,148         181,914       180,533
                                                           ---------      ---------       ---------       ---------     ---------
Gross profit                                                  19,967         33,234          43,780          57,995        48,211
Selling, general and administrative expense                   12,284         16,467          26,816          21,095        25,012
Research and development expense                              17,089         17,599          20,132          16,721        19,126
Royalty expense                                                1,545          1,426           3,490           5,253         6,617
Other operating expense                                        1,842          2,234           3,015           3,757         3,087
Non-recurring charges                                             --             --              --              --         5,680
                                                           ---------      ---------       ---------       ---------     ---------
Operating income (loss)                                      (12,793)        (4,492)         (9,673)         11,169       (11,311)
Interest income                                                1,187            354           1,064           1,275           272
Interest expense                                              (3,282)        (3,254)         (1,931)         (3,987)       (4,712)
Other, net                                                       (24)           (28)           (334)           (511)          (70)
                                                           ---------      ---------       ---------       ---------     ---------

Income (loss) before benefit (provision) for income
     taxes and accounting change/extraordinary charge        (14,912)        (7,420)        (10,874)          7,946       (15,821)
Benefit (provision) for income taxes                          (1,988)        (5,774)         (6,687)          6,214         4,668
                                                           ---------      ---------       ---------       ---------     ---------
Income (loss) before accounting change
     extraordinary charge                                    (16,900)       (13,194)        (17,561)         14,160       (11,153)
Accounting change/extraordinary charge                           100           (717)             --            (932)           --
                                                           ---------      ---------       ---------       ---------     ---------
Net income (loss)                                          $ (16,800)     $ (13,911)      $ (17,561)      $  13,228     $ (11,153)
                                                           =========      =========       =========       =========     =========

Basic earnings (loss) per share:
     Income (loss) before accounting change/
        extraordinary charge                               $   (0.76)     $   (0.47)      $   (0.52)      $    0.41     $   (0.32)
     Accounting change/extraordinary charge                     0.01          (0.03)             --           (0.03)           --
                                                           ---------      ---------       ---------       ---------     ---------
     Net income (loss)                                     $   (0.75)     $   (0.50)      $   (0.52)      $    0.38     $   (0.32)
                                                           =========      =========       =========       =========     =========

Diluted earnings (loss) per share:
    Income (loss) before accounting change/
     extraordinary charge                                  $   (0.76)     $   (0.47)      $   (0.52)      $    0.40     $   (0.32)
    Accounting change/extraordinary charge                      0.01          (0.03)             --           (0.03)           --
                                                           ---------      ---------       ---------       ---------     ---------
    Net income (loss)                                      $   (0.75)     $   (0.50)      $   (0.52)      $    0.37     $   (0.32)
                                                           =========      =========       =========       =========     =========

BALANCE SHEET DATA:
     Working capital                                       $  39,806      $  52,208       $  14,690       $  63,630     $  63,933
     Total assets                                             91,459        132,089         137,975         202,142       225,906
     Notes payable, including current maturities              21,202         27,557          42,894          83,465       121,081
     Contingent purchase price obligation,
        including current maturities                           7,056             --              --              --            --
     Total stockholders' equity                               51,635         85,319          69,442          86,061        75,663


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Nabi's financial condition and results of operations for the three years ended December 31, 1997 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under "Factors to be Considered" in Item 1.

On November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into Nabi in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling of interests and accordingly, all prior period financial information has been combined.

RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations for the respective periods expressed as a percentage of sales:

                                                                     YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1995         1996         1997
                                                               -------      -------      -------
Sales                                                            100.0%       100.0%       100.0%
Cost of products sold                                             77.7         75.8         78.9
                                                               -------      -------      -------

Gross profit margin                                               22.3         24.2         21.1
Selling, general and administrative expense                       13.7          8.8         10.9
Research and development expense                                  10.3          7.0          8.4
Royalty expense                                                    1.7          2.2          2.9
Other operating expense                                            1.5          1.6          1.3
Non-recurring charges                                               --           --          2.5
                                                               -------      -------      -------

Operating income (loss)                                           (4.9)         4.6         (4.9)
Interest income                                                    0.5          0.5           --
Interest expense                                                  (1.0)        (1.6)        (2.0)
Other, net                                                        (0.2)        (0.2)          --
                                                               -------      -------      -------

Income (loss) before benefit (provision) for income taxes
    and extraordinary charge                                      (5.6)         3.3         (6.9)
Benefit (provision) for income taxes                              (3.4)         2.6          2.0
Extraordinary charge                                                --         (0.4)          --
                                                               =======      =======      =======
Net income (loss)                                                 (9.0)%        5.5%        (4.9)%
                                                               =======      =======      =======



Information concerning Nabi's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.

                                                     YEAR ENDED DECEMBER 31,
                           -------------------------------------------------------------------------
                                    1995                      1996                       1997
                           ---------------------     ---------------------     ---------------------
Plasma Products
     -Source               $108,327         55.3%    $121,025         50.4%    $135,331         59.2%
     -Specialty              61,178         31.2       86,807         36.2       54,348         23.8
                           --------      -------     --------      -------     --------      -------
                            169,505         86.5      207,832         86.6      189,679         83.0
Therapeutic  products        18,590          9.5       26,405         11.0       34,470         15.0
Diagnostic products
   and services               7,833          4.0        5,672          2.4        4,595          2.0
                           --------      -------     --------      -------     --------      -------
        TOTAL              $195,928        100.0%    $239,909        100.0%    $228,744        100.0%
                           ========      =======     ========      =======     ========      =======


                            1997 AS COMPARED TO 1996

SALES. Sales for 1997 were $228.7 million compared to $239.9 million for 1996. Overall, revenues for the year were adversely affected by a 8.7% decline in plasma sales attributable to several factors, notably the general disruption in the plasma industry caused by regulatory problems experienced by the major plasma processors and a shift in demand from certain specialty plasmas to source plasma. While the industry disruption has not impacted the continued strong demand for plasma derived products, it has led to decreased fractionation capacity, a decreased ability to process raw plasma and an increase of plasma inventories. The decline in plasma revenue was partially offset by a 30.5% increase in therapeutic product revenues over the prior year largely due to an increased demand for WinRho SDFTM and sales of Autoplex(R)T, a product which was acquired from Baxter in May 1997.

GROSS PROFIT MARGIN. Gross profit and related margin for 1997 was $48.2 million or 21.1%, compared to $58 million or 24.2% in 1996. Gross profit margins were adversely affected by several factors, including a less favorable sales mix of specialty and source plasma; under absorption of fixed overhead as a result of reduced production levels in response to the general disruption in the plasma industry and certain expenses associated with process improvement initiatives within plasma operations. The increase in sales of higher margin therapeutic products partially offset the overall decline in gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $25.0 million or 10.9% of sales in 1997, compared to $21.1 million or 8.8% of sales in 1996. The increase was primarily attributable to sales and marketing expenses associated with increased therapeutic product sales and expenses associated with the implementation and ongoing support of new information systems.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $19.1 million or 8.4% of sales in 1997, compared to $16.7 million or 7.0% of sales in 1996. The increase in expenses relates primarily to the advancement of clinical trials for Nabi-H-BIG(R), Nabi-StaphVAX(TM) and Nabi-Altastaph(TM).

NON-RECURRING CHARGES. Nabi recognized approximately $5.7 million of non-recurring charges during 1997. These charges included $3.9 million of asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute ("MBPI"), an alternative contract fractionation facility for the production of H-BIG(R). The project was abandoned during the third quarter as Nabi entered into an H-BIG(R) manufacturing agreement with Cangene Corporation. Streamlining initiatives within plasma operations principally involving center closings contributed the remaining $1.8 million in non-recurring charges.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for 1997 was $4.5 million, compared to $3.2 million in 1996. The increase was primarily attributable to higher average outstanding borrowings and lower average outstanding investments as compared to 1996.

OTHER FACTORS. The provision for income taxes results in a benefit of $4.7 million for 1997, compared to a benefit of $6.2 million in 1996. The benefit for 1997 relates to the recovery of income taxes previously paid on taxable income in prior years. The benefit recognized in 1996 was primarily due to the release of valuation allowances associated with certain net operating loss ("NOL") carryforwards and other deferred tax assets acquired through the Merger.

                            1996 AS COMPARED TO 1995

SALES. Sales for 1996 increased 22% to $239.9 million, compared to $195.9 million in 1995, reflecting an increase in plasma sales of $38.3 million and an increase in immunotherapeutic product sales of $7.8 million, both of which were offset by a decrease in diagnostic products and services sales of $2.2 million. The 22.6% increase in plasma sales was primarily attributable to increased specialty plasma sales. Increased sales of immunotherapeutic products was primarily due to an increase in H-BIG(R) sales.

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

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $16.7 million or 7.0% of sales in 1996, compared to $20.1 million or 10.3% of sales in 1995. The decrease in expenses relates primarily to the discontinuation of clinical trials for HyperGAM+CF during June 1996.

OTHER FACTORS. The benefit for income taxes was $6.2 million in 1996, compared to a provision of $6.7 million in 1995. The benefit was primarily due to the release of valuation allowances associated with certain NOL carryforwards and other deferred tax assets acquired in the Merger. In 1995, the provision for income taxes reflected non-deductible merger expenses and pre-merger income which could not be offset by pre-merger losses incurred by Univax.

Net income for 1996 includes an extraordinary charge of $.9 million, or $.03 per share, due to the write-off of debt issue costs associated with Nabi's early repayment of its outstanding bank debt through the application of a portion of the net proceeds of the 6.5% Convertible Subordinated Notes issued during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, Nabi's credit agreement provided for a $50 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002. Borrowings under the facility were $34.2 million and additional availability was approximately $10.3 million at December 31, 1997. As of that date, Nabi was not in compliance with certain financial covenants. Effective March 30, 1998, Nabi amended its credit agreement to provide for a waiver of noncompliance with respect to the financial covenants and also to prospectively modify the financial covenants. The agreement was also amended to provide for a $45 million revolving credit facility due September 2002, and a $5 million term loan due March 1999, on substantially the same terms as the previous credit agreement, with the exception that all borrowings will bear interest at the prime rate plus 1%. Nabi currently believes that it can comply with the amended covenants during 1998 and the remaining term of the credit agreement.

At December 31, 1997, Nabi's working capital was $63.9 million compared to $63.6 million on December 31, 1996.

Projected capital expenditures for 1998 principally include deferred validation costs, including capitalized interest for manufacturing facilities, development and implementation of information systems and plasma center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not provided in Item 3A will be contained in Nabi's Proxy statement, which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1997 and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

The following consolidated financial statements of Nabi and its subsidiaries are included pursuant to Item 8 hereof.

                                                                                                           PAGE #
                                                                                                           ------
         Report of Independent Certified Public Accountants...................................................34

         Consolidated Statement of Operations for the years ended December 31, 1995, 1996 and 1997.............................................................................................35

         Consolidated Balance Sheet at December 31, 1996 and 1997.............................................36

         Consolidated Statement of Changes in Stockholders' Equity for the years ended

         December 31, 1995, 1996 and 1997.....................................................................37

         Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997.............................................................................................38

         Notes to Consolidated Financial Statements...........................................................39

(A) (2) FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts and Reserves.........................................55

         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(A) (3)  EXHIBITS.............................................................................................56

(B)     REPORTS ON FORM 8-K

On August 21, 1997, Nabi filed a current report on Form 8-K relating to its adoption of the Shareholders Rights Plan. Nabi inadvertently omitted disclosure of the filing in its quarterly report on Form 10Q for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998.

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

         SIGNATURES                                        TITLE                                         DATE
         ----------                                        -----                                         ----

/s/  DAVID J. GURY                                  Chairman of the Board,                           March 30, 1998
--------------------------------                    President, Chief Executive Officer
David J. Gury



/s/ JOHN C. CARLISLE                                Senior Executive Vice President                  March 30, 1998
--------------------------------
John C. Carlisle



/s/ ALFRED J. FERNANDEZ                             Senior Vice President,                           March 30, 1998
--------------------------------                    Chief Financial Officer
Alfred J. Fernandez



/s/ LORRAINE M. BREECE                              Chief Accounting Officer                         March 30, 1998
--------------------------------
Lorraine M. Breece



/s/ JOSEPH C. COOK, JR.                             Director                                         March 30, 1998
--------------------------------
Joseph C. Cook, Jr.



/s/ RICHARD A. HARVEY, JR.                          Director                                         March 30, 1998
--------------------------------
Richard A. Harvey, Jr.



/s/ DAVID L. CASTALDI                               Director                                         March 30, 1998
--------------------------------
David L. Castaldi



/s/ DAVID A. THOMPSON                               Director                                         March 30, 1998
--------------------------------
David A. Thompson



/s/ PAUL BOGIKES                                    Director                                         March 30, 1998
--------------------------------
Paul Bogikes



/s/ GEORGE W. EBRIGHT                               Director                                         March 30, 1998
--------------------------------
George W. Ebright



/s/ LINDA JENCKES                                   Director                                         March 30, 1998
--------------------------------
Linda Jenckes



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
Nabi

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of Nabi and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of Nabi's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Miami, Florida
March 30, 1998

                                      NABI

                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                                            For The Years Ended December 31,
                                                                       -----------------------------------------
(In Thousands, Except Per Share Data)                                    1995              1996           1997
                                                                       ---------       ---------       ---------
SALES                                                                  $ 195,928       $ 239,909       $ 228,744
COSTS AND EXPENSES:
    Costs of products sold                                               152,148         181,914         180,533
    Selling, general and administrative expense                           26,816          21,095          25,012
    Research and development expense                                      20,132          16,721          19,126
    Royalty expense                                                        3,490           5,253           6,617
    Other operating expense, principally
      amortization and freight                                             3,015           3,757           3,087
    Non-recurring charges                                                     --              --           5,680
                                                                       ---------       ---------       ---------

OPERATING INCOME (LOSS)                                                   (9,673)         11,169         (11,311)

INTEREST INCOME                                                            1,064           1,275             272
INTEREST EXPENSE                                                          (1,931)         (3,987)         (4,712)
OTHER, NET                                                                  (334)           (511)            (70)
                                                                       ---------       ---------       ---------

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR
    INCOME TAXES AND EXTRAORDINARY CHARGE                                (10,874)          7,946         (15,821)

BENEFIT (PROVISION) FOR INCOME TAXES                                      (6,687)          6,214           4,668
                                                                       ---------       ---------       ---------

INCOME (LOSS) BEFORE EXTRAORDINARY CHARGE                                (17,561)         14,160         (11,153)

EXTRAORDINARY CHARGE                                                          --            (932)             --
                                                                       ---------       ---------       ---------
NET INCOME (LOSS)                                                      $ (17,561)      $  13,228       $ (11,153)
                                                                       =========       =========       =========

BASIC EARNINGS (LOSS) PER SHARE:
    Earnings (loss) before extraordinary charge                        $   (0.52)      $    0.41       $   (0.32)
    Extraordinary charge                                                      --           (0.03)             --
                                                                       ---------       ---------       ---------
    Net earnings (loss)                                                $   (0.52)      $    0.38       $   (0.32)
                                                                       =========       =========       =========

DILUTED EARNINGS (LOSS) PER SHARE:
    Earnings (loss) before extraordinary charge                        $   (0.52)      $    0.40       $   (0.32)
    Extraordinary charge                                                      --           (0.03)             --
                                                                       ---------       ---------       ---------
    Net earnings (loss)                                                $   (0.52)      $    0.37       $   (0.32)
                                                                       =========       =========       =========







   The accompanying Notes are an integral part of these Financial Statements.

                                      NABI

                           CONSOLIDATED BALANCE SHEET



                                                                                  December 31,
                                                                           -------------------------
(In Thousands)                                                               1996             1997
                                                                           ---------       ---------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                              $  18,513       $   3,397
    Short-term investments                                                     8,797              --
    Trade accounts receivable, net                                            38,127          36,060
    Inventories, net                                                          28,395          43,387
    Prepaid expenses and other assets                                          4,269          16,128
                                                                           ---------       ---------
               TOTAL CURRENT ASSETS                                           98,101          98,972

PROPERTY AND EQUIPMENT, NET                                                   60,587          89,187
OTHER ASSETS
   Excess of acquisition cost over net assets acquired, net                   18,072          17,123
   Intangible assets, net                                                      9,684           8,104
   Other, net                                                                 15,698          12,520
                                                                           ---------       ---------
TOTAL ASSETS                                                               $ 202,142       $ 225,906
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable                                                 $   9,800       $  11,390
    Accrued expenses                                                          22,484          17,396
    Notes payable                                                              2,187           6,253
                                                                           ---------       ---------
               TOTAL CURRENT LIABILITIES                                      34,471          35,039

NOTES PAYABLE                                                                 81,278         114,828
OTHER                                                                            332             376
                                                                           ---------       ---------
TOTAL LIABILITIES                                                            116,081         150,243
                                                                           ---------       ---------

COMMITMENTS AND CONTINGENCIES                                                     --              --

STOCKHOLDERS' EQUITY
    Convertible preferred stock, par value $.10 per share:
         5,000 shares authorized; no shares outstanding                           --              --
    Common stock, par value $.10 per share: 75,000 shares authorized;
        34,614 and 34,801 shares issued and outstanding, respectively          3,461           3,480
    Capital in excess of par value                                           136,424         137,160
    Accumulated deficit                                                      (53,824)        (64,977)
                                                                           ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                    86,061          75,663
                                                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 202,142       $ 225,906
                                                                           =========       =========



   The accompanying Notes are an integral part of these Financial Statements.

                                      NABI

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                                                    Common Stock
                                                                    Common Stock                       Warrants
                                                              -------------------------------------------------------
(In Thousands)                                                 Shares          Amount           Shares         Amount
                                                              ---------       ---------       ---------       --------
Balance at December 31, 1994                                     33,296       $   3,330               9       $     --

Compensation related to restricted
   stock issued under employee stock plan                            --              --              --             --
Stock options exercised                                             700              70              --             --
Issuance of common stock pursuant to employee stock plan             22               2              --             --
Tax benefit from stock options exercised                             --              --              --             --
Acquisition and retirement of treasury stock                        (76)             (8)             --             --
Issuance of warrants                                                 --              --             100             --
Collection of note receivable                                        --              --              --             --
Net loss for the year                                                --              --              --             --
Other                                                                --              --              --             --

                                                              ---------       ---------       ---------       --------
Balance at December 31, 1995                                     33,942           3,394             109             --

Compensation related to restricted stock issued
   under employee stock plan                                         14               1              --             --
Stock options exercised                                             704              71              --             --
Tax benefit from stock options exercised                             --              --              --             --
Acquisition and retirement of treasury stock                        (50)             (5)             --             --
Warrants exercised                                                    4              --              (9)            --
Net income for the year                                              --              --              --             --
Other                                                                --              --              --             --


Balance at December 31, 1996                                     34,614           3,461             100             --
                                                              ---------       ---------       ---------       --------

Stock options exercised                                             185              19              --             --
Tax benefit from stock options exercised                             --              --              --             --
Net loss for the year                                                --              --              --             --
Other                                                                 2              --              --             --

                                                              ---------       ---------       ---------       --------
Balance at December 31, 1997                                     34,801       $   3,480             100             --
                                                              =========       =========       =========       ========


                                                               Capital in                     Receivable
                                                               Excess of      Accumulated        from         Stockholders'
(In Thousands)                                                 Par Value        Deficit       Stockholder       Equity
                                                               ----------     -----------     -----------     -----------
Balance at December 31, 1994                                   $ 131,606       $ (49,491)      $    (126)      $  85,319

Compensation related to restricted
   stock issued under employee stock plan                              5              --              --               5
Stock options exercised                                            1,127              --              --           1,197
Issuance of common stock pursuant to employee stock plan             102              --              --             104
Tax benefit from stock options exercised                             819              --              --             819
Acquisition and retirement of treasury stock                        (555)             --              --            (563)
Issuance of warrants                                                  --              --              --              --
Collection of note receivable                                         --              --             126             126
Net loss for the year                                                 --         (17,561)             --         (17,561)
Other                                                                 (4)             --              --              (4)
                                                               ---------       ---------       ---------       ---------
Balance at December 31, 1995                                     133,100         (67,052)             --          69,442

Compensation related to restricted stock issued
   under employee stock plan                                         164              --              --             165
Stock options exercised                                            2,526              --              --           2,597
Tax benefit from stock options exercised                           1,211              --              --           1,211
Acquisition and retirement of treasury stock                        (495)             --              --            (500)
Warrants exercised                                                    --              --              --              --
Net income for the year                                               --          13,228              --          13,228
Other                                                                (82)             --              --             (82)

                                                               ---------       ---------       ---------       ---------
Balance at December 31, 1996                                     136,424         (53,824)             --          86,061

Stock options exercised                                              427              --              --             446
Tax benefit from stock options exercised                             477              --              --             477
Net loss for the year                                                 --         (11,153)             --         (11,153)
Other                                                               (168)             --              --            (168)
                                                               ---------       ---------       ---------       ---------
Balance at December 31, 1997                                   $ 137,160       $ (64,977)             --       $  75,663
                                                               =========       =========       =========       =========





   The accompanying Notes are an integral part of these Financial Statements.

                                      NABI

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                            For The Years Ended December 31,
                                                                                        --------------------------------------
(In Thousands)                                                                            1995           1996           1997
                                                                                        --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $(17,561)      $ 13,228       $(11,153)
    Adjustments to reconcile net income (loss) to net cash (used)
      provided by operating activities:
         Depreciation and amortization                                                     6,959          7,883          9,856
         Non-recurring charge                                                                 --             --          5,680
         Compensation under employee stock plan                                              657            165             --
         Deferred income taxes                                                              (806)        (6,369)         2,503
         Tax benefit from stock options exercised                                            819          1,211            477
         Extraordinary charge                                                                 --            932             --
         Other                                                                               119            916          1,179
    Change in assets and liabilities:
      Decrease (increase) in trade accounts receivable                                    (4,743)       (10,589)         1,066
      Decrease (increase) in inventories                                                  (1,401)        (5,749)       (15,096)
      Decrease (increase) in prepaid expenses                                                369         (1,396)       (12,259)
      Decrease (increase) in other assets                                                 (2,578)        (1,106)        (2,633)
      Increase (decrease) in accounts payable and accrued expenses                         5,495          7,121         (5,246)
                                                                                        --------       --------       --------
      Total adjustments                                                                    4,890         (6,981)       (14,473)
                                                                                        --------       --------       --------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                         (12,671)         6,247        (25,626)
                                                                                        --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash consideration for business acquisition                                         (6,425)            --             --
      Capital expenditures                                                               (24,387)       (23,085)       (36,367)
      Collections on note receivable from stockholder                                        126             --             --
      Purchases of short-term investments                                                 (4,036)       (18,190)            --
      Sales and redemptions of short-term investments                                     22,885          9,724          8,850
                                                                                        --------       --------       --------
NET CASH USED BY INVESTING ACTIVITIES                                                    (11,837)       (31,551)       (27,517)
                                                                                        --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of convertible subordinated debentures                       --         77,884             --
      Net proceeds from sale and issuance of common stock                                    612             --             --
      Proceeds from exercise of options and warrants                                         419          1,872            446
      Borrowings (repayments) under line of credit, net                                     (626)        (6,760)        34,246
      Repayments of term debt, net                                                          (388)       (10,933)          (614)
      Borrowings (repayments) of flexible term notes                                      12,936        (18,000)            --
      Borrowings (repayments) of other debt                                                3,414         (4,237)         3,949
                                                                                        --------       --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 16,367         39,826         38,027
                                                                                        --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (8,141)        14,522        (15,116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          12,132          3,991         18,513
                                                                                        --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  3,991       $ 18,513       $  3,397
                                                                                        ========       ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                        $  2,190       $  3,605       $  6,295
                                                                                        ========       ========       ========
   Income taxes paid (refunded), net                                                    $  7,190       $   (264)      $    350
                                                                                        ========       ========       ========


    The accompanying Notes are an integral part of these Financial Statements

                                      NABI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BUSINESS AND ORGANIZATION

Nabi is a fully integrated research and development driven biopharmaceutical company that develops and commercializes therapeutic products for the prevention and treatment of infectious diseases and immunological disorders and supplies human blood plasma.

On November 29, 1995, Univax Biologics, Inc. ("Univax"), a publicly traded biopharmaceutical company, was merged with and into Nabi. Under the terms of the agreement and plan of merger, Nabi issued an aggregate of 14,173,508 shares of its common stock for the outstanding shares of Univax common and preferred stock. The merger was accounted for as a pooling of interests and qualified as a tax free reorganization under Internal Revenue Service regulations.

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

BASIS OF PRESENTATION: Certain items in the 1995 and 1996 consolidated financial statements have been reclassified for comparative purposes. All dollar amounts are expressed in thousands of dollars except amounts related to per share data.

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

INCOME TAXES: The provision for income taxes includes federal and state income taxes currently payable and the change in amounts deferred because of temporary differences between financial statement and tax basis of assets and liabilities. Deferred tax assets are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," which requires a valuation allowance when it is "more likely than not" that some portion of the deferred tax assets will not be realized. The pronouncement further states that "forming a conclusion that a valuation allowance is not required is difficult" when there is persuasive evidence to the contrary, such as cumulative losses in recent years. Nabi periodically evaluates the probability of future taxable income including the occurrence of intervening events which affect the probability of future taxable income and adjusts its valuation allowance accordingly.

EARNINGS PER SHARE: During the fourth quarter of 1997, Nabi adopted SFAS No. 128, "Earnings Per Share", which requires presentation of basic and diluted earnings per share and restatement of earnings per share for all prior periods presented. Basic earnings per share is determined based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is determined based on the weighted average number of common shares and potentially dilutive securities outstanding during the year.

FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1996 and 1997, because of the relatively short maturity of these instruments.

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

INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out ("FIFO") method for substantially all inventories.

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

     ASSET                                       LIFE
     --------------------------------------------------------------------------
     Buildings                           35 - 39 Years
     Furniture and fixtures               5 - 8 Years
     Information systems                  3 - 10 Years
     Machinery and equipment              3 - 8 Years
     Leasehold improvements               Lesser of lease term or economic life

Maintenance and repairs are expensed as incurred. Major renewals and betterments are capitalized as additions to property and equipment. Gain or loss upon the retirement or sale of property and equipment is reflected currently in the results of operations.

EXCESS OF ACQUISITION COST OVER NET ASSETS ACQUIRED: Excess of acquisition cost over net assets acquired (goodwill) represents the excess of cost over the fair value of identifiable assets acquired in business acquisitions. Goodwill is amortized ratably from the date of acquisition over periods ranging from 10 to 25 years and is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets.

INTANGIBLE ASSETS: Intangible assets represent the fair value of assets acquired in business, product and plasma center acquisitions including customer lists, donor lists, trademarks and trademark registrations, and non-competition agreements. These costs are amortized ratably from the date of acquisition over periods ranging from 3 to 25 years and are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets.

NOTE 3   SHORT-TERM INVESTMENTS

The following is a summary of securities available for sale as of December 31, 1996:

                                                FAIR VALUE
         -----------------------------------------------------------------
         U.S. Treasury Bill                       $4,955
         U.S. Government Agencies                  3,842
                                                  ------
                 TOTAL                            $8,797
                                                  ======

The fair value of the above securities approximates carrying value at December 31, 1996.

NOTE 4   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:

                                                     DECEMBER 31,
                                              -----------------------
                                                1996            1997
                                              --------       --------
         Trade accounts receivable            $ 38,774       $ 36,463
         Allowance for doubtful accounts          (647)          (403)
                                              --------       --------
                 TOTAL                        $ 38,127       $ 36,060
                                              ========       ========


NOTE 5   INVENTORIES

The components of inventories are as follows:

                                             DECEMBER 31,
                                        -----------------------
                                          1996           1997
                                        --------       --------
         Finished goods                 $ 23,610       $ 40,029
         Work in process                   1,836            212
         Raw materials                     8,504          3,787
                                        --------       --------
                                          33,950         44,028
         Less reserves                    (5,555)          (641)
                                        --------       --------
                 TOTAL                  $ 28,395       $ 43,387
                                        ========       ========

Inventory reserves at December 31, 1997 declined substantially from the prior year, principally due to the write-off of previously reserved development stage raw material inventories which had no commercial viability.

NOTE 6   PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other current assets are summarized below:

                                                            DECEMBER 31,
                                                       --------------------
                                                         1996         1997
                                                       -------      -------
         Federal and State income tax receivables           --      $ 7,767
         Other prepaid items                           $ 4,269        8,361
                                                       -------      -------
                 TOTAL                                 $ 4,269      $16,128
                                                       =======      =======

NOTE 7   PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                                                    DECEMBER 31,
                                                             -------------------------
                                                               1996             1997
                                                             ---------       ---------
         Information systems                                 $   4,692       $  19,066
         Leasehold improvements                                 15,106          17,523
         Machinery and equipment                                16,839          16,882
         Land and buildings                                      7,155           8,634
         Furniture and fixtures                                  4,907           5,122
         Construction in progress                               32,298          46,776
                                                             ---------       ---------
                 Total property and equipment                   80,997         114,003
         Less accumulated depreciation and amortization        (20,410)        (24,816)
                                                             ---------       ---------
                 TOTAL                                       $  60,587       $  89,187
                                                             =========       =========



Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical facility included deferred validation costs of $2,754 and $9,370 and capitalized interest of $2,757 and $5,149 at December 31, 1996 and 1997, respectively.

The biopharmaceutical facility requires FDA licensure to produce therapeutic products. Nabi believes that the facility will be licensed by late 1999 or early 2000. The anticipated costs of completion to prepare the facility for its intended use are estimated to be approximately $11,000 and $12,500 in 1998 and 1999, respectively.

Machinery and equipment includes certain assets which have been accounted for as capital leases with a net book value of $1,056 and $421 at December 31, 1996 and 1997, respectively.

Depreciation and amortization expense during 1995, 1996 and 1997 includes amortization of assets under capital leases of approximately $861, $743 and $447 respectively.

NOTE 8   OTHER ASSETS

Other assets consist of the following:

                                                                  DECEMBER 31,
                                                            -----------------------
                                                             1996            1997
                                                            --------       --------
         Excess of acquisition cost over net
           assets acquired                                  $ 22,204       $ 22,204
         Less accumulated amortization                        (4,132)        (5,081)
                                                            --------       --------
                                                            $ 18,072       $ 17,123
                                                            ========       ========

         Intangible assets                                  $ 15,733       $ 15,557
         Less accumulated amortization                        (6,049)        (7,453)
                                                            --------       --------
                                                            $  9,684       $  8,104
                                                            ========       ========

         Other                                              $ 20,330       $ 18,145
         Less accumulated amortization                        (4,632)        (5,625)
                                                            --------       --------
                 TOTAL                                      $ 15,698       $ 12,520
                                                            ========       ========


NOTE 9   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                       DECEMBER 31,
                                                  --------------------
                                                    1996        1997
                                                  -------      -------
         Employee compensation and benefits       $ 6,919      $ 5,127
         Accrued royalties and product costs        3,282        3,741
         Accrued interest                           2,210        2,389
         Accrued chargebacks                        1,956          715
         Other                                      8,117        5,424
                                                  -------      -------
                 TOTAL                            $22,484      $17,396
                                                  =======      =======


NOTE 10   NOTES PAYABLE

Notes payable consist of the following:

                                                         DECEMBER 31,
                                                  -------------------------
                                                    1996             1997
                                                  ---------       ---------
         Bank indebtedness:
             Revolving credit facility                   --       $  34,246
             Other                                $   1,573           4,599
                                                  ---------       ---------
                                                      1,573          38,845
         6.5% Convertible Subordinated Notes         80,500          80,500
         Equipment term notes                           957             343
         Other                                          435           1,393
                                                  ---------       ---------
         Total notes payable                         83,465         121,081
         Current maturities                          (2,187)         (6,253)
                                                  ---------       ---------
         Notes payable, long-term                 $  81,278       $ 114,828
                                                  =========       =========

At December 31, 1997, the annual aggregate maturities of debt through the year 2002 and thereafter were $6,253; $82; $0; $0; $34,246; and $80,500.

At December 31, 1997, Nabi's credit agreement provided for a $50,000 revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002. Availability under the new facility was approximately $10,300 at December 31, 1997. As of the same date, Nabi was not in compliance with certain financial covenants. Effective March 30, 1998 Nabi amended its credit agreement to provide for a waiver of noncompliance with respect to the financial covenants and also to prospectively modify the financial covenants. The agreement was also amended to provide for a $45,000 revolving credit facility due September 2002, and a $5,000 term loan due March 1999, on substantially the same terms as the previous credit agreement, with the exception that all borrowings will bear interest at the prime rate plus 1%. Nabi currently believes that it can comply with the amended covenants during 1998 and the remaining term of the credit agreement. This credit agreement is secured by substantially all assets and contains covenants prohibiting dividend payments and requiring the maintenance of certain financial covenants. Other bank indebtedness includes amounts due for transactional float under the revolving credit facility.

Equipment term notes outstanding at December 31,1997 have a weighted-average interest rate of 5.57%, are payable in installments through 1999 and are secured by equipment having a net book value of approximately $400 at December
31, 1997.

During the first quarter of 1996, Nabi issued $80,500 of 6.5% Convertible Subordinated Notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into Nabi common stock at a conversion price of $14 per share at any time on or after May 6, 1996, unless previously redeemed or repurchased. At any time on or after February 4, 1999, the Notes may be redeemed at Nabi's option without premium. A total of 5,750,000 shares of common stock have been registered and reserved for issuance upon conversion of the Notes. Nabi utilized a portion of the net proceeds of the offering to repay a $10,000 term loan, $18,000 in flexible term notes and approximately $12,200 under a revolving credit facility. In connection with the early repayment of the outstanding bank debt through the application of the net proceeds of the Notes, Nabi incurred an extraordinary charge of approximately $932 in the first quarter of 1996.

At December 31, 1997, the fair value of Nabi's convertible subordinated notes was approximately $53,900. The fair value was estimated using an independently quoted market price. The carrying value of all other long-term notes payable approximated fair value based upon quoted market prices for the same or similar debt issues.

NOTE 11   STOCKHOLDERS' EQUITY

COMMON STOCK

Effective November 29, 1995, Nabi issued approximately 14.2 million shares of its common stock in exchange for all of the outstanding common and preferred stock of Univax.

Effective January 1995, Nabi increased its authorized common stock from 20 million to 50 million shares and in November 1995 to 75 million shares.

WARRANTS

In November 1995, Nabi issued a warrant to purchase 100,000 shares of its common stock to an affiliate of its principal bank lender in connection with an agreement whereby Nabi had the right to issue up to $20,000 in subordinated notes. The warrants are exercisable at $9.82 per share and expire on December 31, 2000.

STOCK OPTIONS

Nabi maintains four stock option plans for its employees. Under these plans, Nabi has granted options to certain employees entitling them to purchase shares of common stock within ten years. The options vest over periods ranging from six months to four years from the date of grant and are granted with exercise prices equal to or greater than the fair market value of the underlying common stock on the date of grant.

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

At December 31, 1997, there were options outstanding under all Nabi's stock plans to acquire 4.9 million shares of its common stock of which 1.8 million were then exercisable. As of the same date, 4.9 million shares of common stock are reserved for future issuance under the plans. Stock options granted and outstanding under these plans as of December 31, 1997 is presented below:

STOCK OPTION ACTIVITY

                                          OPTIONS       EXERCISE PRICE
                                          -------       --------------
                                       (In Thousands)
         BALANCE AT DECEMBER 31, 1994       3,054       $ .19 - $12.97
             Granted                        1,029       $5.38 - $11.00
             Exercised or canceled         (1,029)      $ .19 - $12.97
                                          -------       --------------
         BALANCE AT DECEMBER 31, 1995       3,054       $ .19 - $12.97
            Granted                           975       $8.63 - $13.75
            Exercised or canceled            (912)      $ .19 - $ 3.75
                                          -------       --------------
         BALANCE AT DECEMBER 31, 1996       3,117       $ .19 - $13.75
            Granted                         1,001       $4.25 - $11.13
            Exercised or canceled            (345)      $1.03 - $13.75
                                          -------       --------------
         BALANCE AT DECEMBER 31, 1997       3,773       $ .19 - $13.75
                                          =======       ==============


STOCK OPTIONS OUTSTANDING

                                                    OUTSTANDING                                   EXERCISABLE
                                  -------------------------------------------           ----------------------------
                                                 Average            Average                                Average
  EXERCISE PRICE RANGE                            Years             Exercise                               Exercise
  --------------------             Options      Remaining            Price               Options             Price
                                  ---------     ----------         ----------           ---------          ---------
                               (In Thousands)                                         (In Thousands)
$0.19 - $4.25                           540           4.6              $2.65                 520             $2.59
$5.06 - $7.59                         1,260           7.1               6.75                 834              6.77
$8.39 - $11.125                       1,121           6.9              10.72                 168              9.11
$12.97 - $13.75                         852           6.5              13.73                 241             13.68
                                  ---------    ----------         ----------           ---------          ---------
               TOTAL                  3,773           6.5              $8.46               1,763             $8.04
                                  =========    ==========         ==========           =========          =========


In connection with the merger of Univax into Nabi, certain employees' stock options were vested in connection with the termination of their employment.

Nabi has recorded compensation in connection with these plans of $657 and $165 in 1995 and 1996, respectively.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123, the disclosure provisions of which must be implemented for fiscal years beginning subsequent to December 15, 1995, establishes a fair value based method of accounting for stock-based compensation plans, the effect of which can either be disclosed or recorded. Nabi adopted the disclosure-only provisions of SFAS 123 in 1996 and upon adoption, retained its intrinsic value method of accounting for stock-based compensation.

The following information reflects Nabi's proforma earnings (loss) information as if compensation expense associated with Nabi's stock plans had been recorded under the provisions of SFAS 123. Proforma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant.

                                                  1996              1997
                                                ----------      ----------
         Net income (loss)                      $   12,230      $  (12,658)
         Basic earnings (loss) per share        $     0.36      $    (0.36)
         Diluted earnings (loss) per share      $     0.35      $    (0.36)

 The estimated fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of 2 - 5 years; expected volatility of 57% - 83%; and risk-free interest rates of 5% - 8%. The weighted-average estimated fair value of options granted during 1996 was $5.93 and $6.48 for 1997.

Effective July 25, 1997, Nabi's Board of Directors adopted a shareholders rights plan under which a dividend of one preferred share purchase right ("the Right") was distributed for each outstanding share of common stock held as of the close of business on August 27, 1997. Each right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. The Rights expire August 1, 2007, and are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of the common stock. Such percentage may be lowered at the Board's discretion. If the Rights become exercisable, the holder may be entitled to receive upon exercise shares of Nabi's common stock having a market value of two times the exercise price of the Rights or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. Nabi is entitled to redeem the Rights in whole for $.01 per Right under certain circumstances.

During January 1998, Nabi granted approximately 1.6 million options to its employees under the stock option plans.

STOCK PURCHASE PLAN

During 1991, Nabi adopted an employee stock purchase plan which was terminated effective November 29, 1995 in connection with the Univax merger. The plan provided for the purchase of common stock by employees at a price equal to 85% of the fair market value of such stock. Under this plan, 41,830 common shares were issued to employees.

NOTE 12   INCOME TAXES

Income (loss) before benefit (provision) for income taxes and extraordinary charge was taxed under the following jurisdictions:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------
                                   1995           1996          1997
                                 --------       --------      --------
         Domestic                $ (9,148)      $  6,172      $(15,348)
         Foreign                   (1,726)         1,774          (473)
                                 --------       --------      --------
                 TOTAL           $(10,874)      $  7,946      $(15,821)
                                 ========       ========      ========

The benefit (provision) for income taxes consists of the following:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        1995          1996          1997
                                                      -------       -------       -------
Current
         Federal                                      $(5,926)      $  (529)      $ 6,929
         State                                           (730)         (231)          (60)
                                                      -------       -------       -------
                                                       (6,656)         (760)        6,869
                                                      -------       -------       -------

Deferred
         Federal                                          771         7,719        (1,631)
         State                                             35           484           (75)
                                                      -------       -------       -------
                                                          806         8,203        (1,706)
                                                      -------       -------       -------

Benefit charged directly to equity from exercise
  of stock options and warrants                          (819)       (1,211)         (477)

Acquired tax benefit used to reduce intangible
  assets                                                  (18)          (18)          (18)
                                                      -------       -------       -------
        TOTAL                                         $(6,687)      $ 6,214       $ 4,668
                                                      =======       =======       =======



Deferred tax assets (liabilities) are comprised of the following:

                                                              December 31,
                                                 --------------------------------------
                                                   1995           1996           1997
                                                 --------       --------       --------
DEFERRED TAX ASSETS:
       NOL carryforward                          $ 18,338       $ 17,429       $ 17,987
       Capitalized research and development        12,712         10,387          9,003
       Research tax credit                          2,801          3,078          2,882
       Inventory reserve and capitalization         1,518          2,044            482
       Amortization                                 1,090          2,185          2,349
       Bad debt reserve                               126            233            145
       Depreciation                                   523            719            678
       Alternative minimum tax credit                  --             --            703
       Other                                          593            525            928
                                                 --------       --------       --------
                                                   37,701         36,600         35,157
Valuation allowance                               (34,635)       (27,251)       (28,324)
                                                 --------       --------       --------
Deferred tax assets                                 3,066          9,349          6,833

DEFERRED TAX LIABILITIES:
       Amortization                                  (937)          (906)          (906)
       Other                                          (72)           (17)            (4)
                                                 --------       --------       --------
Deferred tax liabilities                           (1,009)          (923)          (910)
                                                 ========       ========       ========
Net deferred tax assets                          $  2,057       $  8,426       $  5,923
                                                 ========       ========       ========



In November 1995, Univax was merged with and into Nabi. The merger qualifies as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's pre-merger deferred tax assets are available to offset the future taxable income of Nabi, subject to certain annual and change of control limitations. The Univax pre-merger deferred tax assets primarily include NOL carryforwards, capitalized research and development expense and research tax credit carryforwards. The NOLs and research tax credit carryforwards expire in varying amounts through the year 2010.

Pursuant to SFAS No. 109 "Accounting for Income Taxes," Nabi recognized approximately $7,400 of certain deferred tax assets during 1996 primarily as a result of releasing a portion of the valuation allowance previously established against these assets acquired in the Nabi/Univax merger. During 1997, Nabi utilized deferred tax assets of approximately $2,500. The ultimate realization of the remaining deferred tax assets is largely dependent on Nabi's ability to generate sufficient future taxable income. Nabi believes that the valuation allowance at December 31, 1997 is appropriate, given its historical loss experience and other factors including but not limited to the uncertainty of future taxable income expectations beyond Nabi's strategic planning horizon. During 1997, Nabi generated a federal income tax receivable in the amount of $6,900 due to carryback of the current year net operating loss.

'


The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:



                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                        1995       1996        1997
                                                      ------      ------      ------
Federal statutory rate                                 (35.0)%      35.0%      (35.0)%
State income taxes, net of federal benefit               4.1        (2.9)        0.1
Goodwill and other amortization                          2.3        (0.2)        1.1
Foreign trade income                                    (5.1)      (12.8)        1.0
Foreign loss                                             5.7          --          --
Merger transaction cost                                 19.0        (0.6)       (0.9)
Pre-merger losses                                       14.9          --          --
Increase (reduction) in valuation allowance               --       (92.9)        5.5
Tax credits                                               --        (3.3)        0.2
Capitalized research and development                    60.2          --          --
Other                                                   (4.6)       (0.5)       (1.5)
                                                      ------      ------      ------
                                                        61.5%      (78.2)%     (29.5)%
                                                      ======      ======      ======



NOTE 13   EARNINGS PER SHARE

                                                              Effect of
                                               Basic      Dilutive Securities:  Diluted
                                                EPS          Stock Options        EPS
                                               --------   -------------------  --------
1995
Income (Loss) Before Extraordinary Charge      $(17,561)            --         $(17,561)

Shares                                           33,574             --           33,574

Per Share                                      $  (0.52)                       $  (0.52)
                                               --------       ---------        --------
1996
Income (Loss) Before Extraordinary Charge      $ 14,160             --         $ 14,160

Shares                                           34,387            995           35,382

Per Share                                      $   0.41                        $   0.40
                                               --------       ---------        --------
1997
Income (Loss) Before Extraordinary Charge      $(11,153)            --         $(11,153)

Shares                                           34,737             --           34,737

Per Share                                      $  (0.32)                       $  (0.32)
                                               --------       ---------        --------


NOTE 14   LEASES

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

Rent expense was approximately $5,225, $6,293 and $6,785 for the years ended December 31, 1995, 1996 and 1997, respectively.

As of December 31, 1997, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,

          1998                                        $5,727
          1999                                         4,826
          2000                                         4,105
          2001                                         3,487
          2002                                         2,136
          Thereafter                                   4,188
                                                     --------
          Total minimum lease commitments            $24,469
                                                     ========

NOTE 15   RELATED PARTY TRANSACTIONS

Effective September 30, 1992, Nabi acquired H-BIG(R) (hepatitis B immune globulin) a proprietary plasma-based product from Abbott Laboratories ("Abbott"), in consideration of 2 million shares of Nabi common stock valued at $3,854 and royalties based upon product sales. The shares of Nabi common stock issued to Abbott were not registered under the federal securities laws and therefore were subject to restrictions on transfer. With respect to its investment in Nabi, Abbott has agreed to various standstill measures, including agreements not to acquire additional shares without approval of Nabi's Board of Directors and to vote its shares on most matters in the same proportion as other stockholders.

Related party transactions with Abbott for the years ended December 31, 1995, 1996 and 1997 are summarized below:

                                                                         1995         1996         1997
                                                                        -------      -------      -------
         Sales of plasma-related products and testing services          $ 4,574      $ 3,027      $ 2,720
         Purchases of diagnostic, therapeutic and testing products        8,516       10,390       14,028
         Product royalty obligations                                      1,977        2,617        2,489
         Rental payments and other                                        1,048          919        1,030



At December 31, 1996 and 1997, trade accounts receivable from Abbott totaled $311 and $499 respectively, and accounts payable to Abbott aggregated $1,554 and $894, respectively.

At December 31, 1997, notes receivable from corporate officers aggregated $390, bear interest at the prime rate and mature at varying dates through December 31, 1998.

NOTE 16   STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

Nabi has entered into product development and licensing agreements with certain collaborators. Under these agreements, Nabi has made payments for contract initiation, milestone achievements, cost reimbursements and profit sharing and is obligated to make future payments under these agreements if certain contractual conditions are achieved. Nabi incurred research and development expenses under these agreements of $1,900 in 1995, In addition, under a certain collaboration agreement, Nabi recorded research support reimbursements of $6,036 and $2,148 in 1995 and 1996, respectively. This collaboration agreement terminated in 1996.

As discussed in Note 15, Nabi is obligated to pay Abbott royalties based upon its H-BIG(R) product sales.

In connection with an exclusive licensing and distribution agreement with Cangene Corporation ("Cangene") to market and distribute WinRho SDF(TM) in the U.S. through March 2005, Nabi was obligated to expend a minimum of $3,000 for sales and marketing expenses in each of the fiscal years ended May 1996 and 1997. In addition, Nabi has agreed to loan Cangene fifty percent (50%) of the cost of capital improvements to its manufacturing facility up to $3,000, of which $2,240 was advanced at December 31, 1997. Under the agreement which terminates in 2005, Nabi has exclusive marketing rights for and shares in the profits from sales of WinRho SDF(TM) in the United States.

During 1997, Nabi entered into a co-promotion and supply agreement with Cangene under which Cangene will manufacture H-BIG(R) for approximately three years once the new formulation receives U.S. regulatory approval. In a reciprocal agreement, Cangene gains exclusive rights to distribute H-BIG(R) in Canada for three years, provided Cangene achieves specified minimum annual sales, and will share profits on all Canadian sales with Nabi. Nabi is obligated to purchase approximately $6,800 of H-BIG(R) over the three years following receipt of regulatory approval.

Nabi also entered into an agreement in May 1997 with Baxter Healthcare Corporation ("Baxter") to acquire certain assets associated with the product sales of Autoplex(R)T and obtained exclusive marketing rights for this product in the United States, Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex(R)T until the earlier of May 2000, or such later date as may be approved by the Federal Trade Commission ("FTC"), or four months after Nabi obtains FDA approval to manufacture the product. If Nabi does not obtain FDA approval within the required timetable, FTC could terminate the divestiture agreement associated with Nabi's acquisition of Autoplex(R)T from Baxter. In this event, all assets and marketing rights associated with the acquisition would revert to Baxter. Nabi and Baxter would equally share in the proceeds from the ultimate sale of these assets under certain specified conditions. Upon FDA licensure to manufacture the product, Nabi is obligated to pay $1,000 to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6,000.

NOTE 17   COMMITMENTS AND CONTINGENCIES

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

At December 31, 1997, Nabi had outstanding purchase commitments in the normal course of business with various suppliers. Under an agreement with a principal supplier, Nabi is obligated to purchase goods aggregating approximately $21,942 in fiscal 1998 and $16,457 in fiscal 1999. Nabi is committed to purchase the entire plasma production of certain contract centers through December 31, 1999.

NOTE 18   INDUSTRY SEGMENT INFORMATION

Nabi operates in four principal industry segments. Plasma consists of the collection and sale of source and specialty plasmas. Therapeutic products consists of the production and sale of proprietary plasma-based therapeutic products. Diagnostic products and services is composed primarily of the production and sale of human plasma-based control and diagnostic products and laboratory testing services. Research and development expenses are presented net of periodic reimbursements under collaborative product development agreements. Corporate and other includes unallocated general corporate expenses, interest and elimination of inter-segment sales and related profits.

Net export sales in 1995, 1996 and 1997 were $70,679, $93,774 and $55,464 respectively, and represented 36%, 39% and 24% of consolidated sales for those years, respectively. Export sales are primarily to Europe. Plasma sales to unaffiliated customers (Baxter, Bayer and Immuno for 1995; Baxter, Bayer and Biotest for 1996; and Baxter and Bayer for 1997) exceeding 10% of consolidated sales aggregated 47%, 45% and 41% of sales in 1995, 1996 and 1997, respectively.

Information regarding Nabi's operations and identifiable assets in the different industry segments is as follows:


                                              1995            1996            1997
                                            ---------       ---------       ---------
Sales:
     Plasma                                 $ 169,505       $ 207,832       $ 189,679
     Therapeutic products                      18,590          26,405          34,470
     Diagnostic products and services           7,833           5,672           4,595
                                            ---------       ---------       ---------
                                            $ 195,928       $ 239,909       $ 228,744
                                            =========       =========       =========

Operating Profit (Loss):
     Plasma                                 $  23,091       $  30,218       $  12,253
     Therapeutic products                       4,595           8,498           9,540
     Diagnostic products and services           2,189           2,058           1,220
     Research and development                 (20,208)        (17,353)        (19,126)
     Corporate and other                      (19,340)        (12,252)        (15,198)
                                            ---------       ---------       ---------
                                            ($  9,673)      $  11,169       ($ 11,311)
                                            =========       =========       =========

Identifiable Assets:
     Plasma                                 $  85,954       $  99,000       $ 120,985
     Therapeutic products                      27,927          40,224          52,809
     Diagnostic products and services           5,638           6,277           3,990
     Research and development                   6,988           5,801           5,791
     Corporate and other                       11,468          50,840          42,331
                                            ---------       ---------       ---------
                                            $ 137,975       $ 202,142       $ 225,906
                                            =========       =========       =========

Capital Expenditures:
     Plasma                                 $   2,529       $   6,010       $   8,885
     Therapeutic products                      15,667           9,974          12,896
     Diagnostic products and services           1,004             898           1,396
     Research and development                   1,124             532           1,689
     Corporate and other                        4,063           5,671          11,501
                                            ---------       ---------       ---------
                                            $  24,387       $  23,085       $  36,367
                                            =========       =========       =========

Depreciation and Amortization Expense:
     Plasma                                 $   3,781       $   4,147       $   5,105
     Therapeutic products                         382             381             263
     Diagnostic products and services             391             436             115
     Research and development                   1,883           1,915           2,133
     Corporate and other                          522           1,004           2,240
                                            ---------       ---------       ---------
                                            $   6,959       $   7,883       $   9,856
                                            =========       =========       =========


Note 19   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                            Basic Per Share Data
                                                                                ---------------------------------------------
                                               Income (Loss) Before     Net     Income (Loss) Before                    Net
                                      Gross       Extraordinary       Income       Extraordinary      Extraordinary   Income
                      Sales          Margin           Charge          (Loss)           Charge            Charge       (Loss)
                     ---------      ---------       ---------       ---------       -------------    -----------    -----------
1996
1st Quarter          $  58,552      $  13,713       $   1,417       $     485       $        0.04    $     (0.03)   $      0.01
2nd Quarter             57,682         14,057           1,642           1,642                0.05             --           0.05
3rd Quarter (1)         57,635         12,873           1,095           1,095                0.03             --           0.03
4th Quarter (2)         66,040         17,352          10,006          10,006                0.29             --           0.29
                     ---------      ---------       ---------       ---------       -------------    -----------    -----------
                     $ 239,909      $  57,995       $  14,160       $  13,228       $        0.41    $     (0.03)   $      0.38
                     =========      =========       =========       =========       =============    ===========    ===========

1997
1st Quarter          $  56,377      $  13,192       $   1,350       $   1,350       $        0.04             --    $      0.04
2nd Quarter             57,915         14,969           2,013           2,013                0.06             --           0.06
3rd Quarter (3)         52,849          9,479          (7,889)         (7,889)              (0.23)            --          (0.23)
4th Quarter (4)         61,603         10,571          (6,627)         (6,627)              (0.19)            --          (0.19)
                     ---------      ---------       ---------       ---------       -------------    -----------    -----------
                     $ 228,744      $  48,211       $ (11,153)      $ (11,153)      $       (0.32)            --    $     (0.32)
                     =========      =========       =========       =========       =============    ===========    ===========

                               Diluted Per Share Data
                 --------------------------------------------------
                 Income (Loss) Before                       Net
                    Extraordinary       Extraordinary      Income
                        Charge             Charge          (Loss)
                 ----------------        -----------    -----------
1996
1st Quarter          $      0.04        $     (0.03)   $      0.01
2nd Quarter                 0.05                 --           0.05
3rd Quarter (1)             0.03                 --           0.03
4th Quarter (2)             0.28                 --           0.28
                     -----------        -----------    -----------
                     $      0.40        $     (0.03)   $      0.37
                     ===========        ===========    ===========

1997
1st Quarter          $      0.04                 --    $      0.04
2nd Quarter                 0.06                 --           0.06
3rd Quarter (3)            (0.23)                --          (0.23)
4th Quarter (4)            (0.19)                --          (0.19)
                     -----------        -----------    -----------
                     $     (0.32)                --    $     (0.32)
                     ===========        ===========    ===========

(1) During the third quarter of 1996, Nabi recorded a charge of approximately $2,000 resulting from  its voluntary withdrawal of certain lots of H-BIG(R) distributed prior to 1996 in response to implementation of second generation polymerase chain reaction
("PCR") testing requirements mandated by the Food and Drug Administration in June 1996.

(2) During the fourth quarter of 1996, Nabi recognized a tax benefit of approximately $6,500 reflecting the recognition of certain tax benefits principally associated with the Nabi/Univax merger.

(3) During the third quarter of 1997, Nabi recognized approximately $5,700 of non-recurring charges. These charges included $3,900 of asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute ("MBPI"), an
alternative contract fractionation facility for the production of H-BIG(R). The project was abandoned during the third quarter as
Nabi entered into an H-BIG(R) manufacturing agreement with Cangene Corporation. Streamlining initiatives within plasma operations principally involving center closings contributed the remaining $1,800 in non-recurring charges.

(4) During the fourth quarter of 1997, Nabi incurred a charge of approximately $1,800 related to physical inventory adjustments, and approximately $700 related to the write-off of accounts receivable from a foreign plasma fractionator which is in bankruptcy proceedings.


                                      NABI

           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)


                                                                           Additions                  Deductions
                                                                 -----------------------------------------------
                                                 Balance at      Charged to        Charged to          Charged
                                                Beginning of     Costs and       Other Accounts-       Against      Balance at End
               Classification                      Period         Expenses          Provision          Reserve       of Period
               --------------                   ------------     ----------      ---------------       ---------     -------------

Year ended December 31, 1995:
    Allowance for doubtful accounts               $   547          $   (86)               --           $   216        $   245

    Deferred tax asset valuation allowance        $26,676               --           $ 7,959                --        $34,635

   Inventory reserve                              $   896          $ 4,186                --           $ 1,014        $ 4,068

Year ended December 31, 1996:
    Allowance for doubtful accounts               $   245          $   675                --           $   273        $   647

    Deferred tax asset valuation allowance        $34,635               --           $(7,309)          $    75        $27,251

   Inventory reserve                              $ 4,068          $ 3,419                --           $ 1,932        $ 5,555

Year ended December 31, 1997:
    Allowance for doubtful accounts               $   647          $ 1,013                --           $ 1,257        $   403

    Deferred tax asset valuation allowance        $27,251               --           $ 1,073                --        $28,324

   Inventory reserve                              $ 5,555          $ 1,648                --           $ 6,562        $   641





                                  EXHIBIT INDEX

                                                                                                      PAGE #

    2       Agreement and Plan of Merger dated August 28, 1995 between Nabi and Univax
            Biologics, Inc. (incorporated by reference to Nabi's Registration Statement on
            Form S-4; Commission File No. 33-63497)....................................................N/A

    3.1     Restated Certificate of Incorporation of Nabi..............................................N/A

    3.2     By-Laws (incorporated by reference to Nabi's Registration Statement on Form S-4;
            Commission File No. 33-63497)..............................................................N/A

    4.1     Specimen Stock Certificate (incorporated by reference to Nabi's Registration
            Statement on Form S-2; Commission File No. 33-83096).......................................N/A

    4.2     Indenture between Nabi and State Street Bank and Trust Company, dated as of
            February 1, 1996...........................................................................N/A

    4.3     Registration Rights Agreement by and between Nabi and Robertson,
            Stephens & Company LLC and Raymond James & Associates, Inc., dated as of
            February 1, 1996...........................................................................N/A

   10.1     Third Amended and Restated Revolving Credit and Term Loan Agreement between
            NationsBank, National Association (South) (f/k/a NationsBank of Florida, National
            Association) ("NationsBank") and Nabi dated December 1, 1994 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
            December 31, 1994).........................................................................N/A

   10.2     Waiver and Amendment, dated December 30, 1994, of Section 8.09(e) of Third Amended and Restated Revolving Credit, Term Loan and Reimbursement Agreement between
            NationsBank and Nabi dated as of December 1, 1994 (incorporated by reference to
            Nabi's Registration Statement on Form S-4; Commission File No. 33-63497)...................N/A

   10.3     Amendment No. 1 to Third Amended and Restated Revolving Credit Term Loan and
            Reimbursement Agreement between NationsBank and Nabi dated March 31, 1995
            (incorporated by reference to Nabi's Registration Statement on Form S-4; Commission
            File No. 33-63497).........................................................................N/A

   10.4     Amendment Nos. 3 and 4 to Third Amended and Restated Revolving Credit
            Term Loan and Reimbursement Agreement between Nabi and NationsBank dated as of November 29, 1995 and December 20, 1995, respectively................................N/A

   10.5     Shareholder Agreement effective as of September 30, 1992 between Nabi and Abbott
            Laboratories (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992) .............................................................N/A

   10.6     Shareholder Agreement between CGW Southeast Partners I, L.P. and Nabi dated
            January 25, 1994 (incorporated by reference to Nabi's Registration Statement on
            Form S-2; Commission File No. 33-83096)....................................................N/A



   10.7     Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare
            Corporation and Nabi (confidential treatment) (incorporated by reference to Nabi's
            Registration Statement on Form S-2; Commission File No. 33-83096)..........................N/A

   10.8     Plasma Supply Agreement II dated January 1, 1994 between Baxter Healthcare
            Corporation, Hyland Division, and Nabi (confidential treatment) (incorporated by reference to Nabi's Registration Statement on Form S-2;
            Commission File No. 33-83096)..............................................................N/A

   10.9     Agreement effective January 1, 1994 between Nabi and Immuno Trading AG
            (confidential treatment) (incorporated by reference to Nabi's Registration
            Statement on Form S-2; Commission File No. 33-83096).......................................N/A

   10.10    Plasma Supply Agreement dated September 8, 1992 and letter dated November 1, 1993 from Behringwerke AG to Nabi (confidential treatment) (incorporated by reference to
            Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)...................N/A

   10.11    Supply Agreement dated May 1, 1993 between Nabi and Intergen Company L.P.
            (confidential treatment) (incorporated by reference to Nabi's Registration Statement on
            Form S-2; Commission File No. 33-83096)....................................................N/A

   10.12    Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between
            Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W.
            15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096).................................................N/A

   10.13    Lease Agreement dated March 31, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission
            File No. 33-83096).........................................................................N/A

   10.14    Employment Agreement dated January 1, 1993 between Nabi and David J. Gury
            (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
            December 31,1992)..........................................................................N/A

   10.15    Employment Agreement dated January 27, 1994 between John C. Carlisle and Nabi
            (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission
            File No. 33-83096).........................................................................N/A

   10.16    Employment Agreement effective August 1, 1995 between Nabi and Alfred J. Fernandez
            (incorporated by reference to Nabi's Registration Statement on Form S-4; Commission
            File No. 33-63497).........................................................................N/A

   10.17    Employment Agreement effective August 1, 1995 between Nabi and Stephen W. Weston
            (incorporated by reference to Nabi's Registration Statement on Form S-4; Commission
            File No. 33-63497).........................................................................N/A

   10.18    Employment Agreement effective December 1, 1995 between Nabi and Robert B. Naso
            (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
            December 31, 1995).........................................................................N/A

   10.19    Employment Agreement effective December 1, 1995 between Nabi and Thomas P.
            Stagnaro (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)..............................................................N/A


   10.20    Separation Agreement effective January 5, 1996 between Nabi and Raj Kumar
            (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)...................................................................N/A

   10.21    1990 Equity Incentive Plan (incorporated by reference to Nabi's Registration
            Statement on Form S-4; Commission File No. 33-63497).......................................N/A

   10.22    Amended and Restated Incentive Stock Option Plan adopted in 1993\
            (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992)..............................................................N/A

   10.23    Stock Plan for Non-Employee Directors (incorporated by reference to Nabi's Proxy
            Statement dated April 26, 1995)............................................................N/A

   10.24    Amendment No. 5 to Third Amended and Restated Revolving Credit Term Loan and
            Reimbursement Agreement between NationsBank and Nabi dated March 31, 1996
            (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended March 31,1996).......................................................................N/A

   10.25    Letter Amendment to Third Amended and Restated Revolving Credit Term
            Loan and Reimbursement Agreement between NationsBank and Nabi dated August 1, 1996.......................................................................N/A

   10.26    Employment Agreement dated January 1, 1997 between John C. Carlisle and Nabi...................................................................................N/A

   10.27    $50 Million Loan and Security Agreement dated as of September 12, 1997 between Nabi, The Financial Institutions Party and NationsBank, N.A........................N/A

   10.28*   Rights Agreement dated as of August 1, 1997, as Amended between Nabi and Registrar and Transfer Company.......................................................59-93

   10.29*   Amendment No. 1 and Waiver dated as of November 14, 1997 to Loan and
            Security Agreement dated as of September 12, 1997.......................................94-101

   21*      Subsidiaries of the Registrant.............................................................102

   23*      Consent of Independent Certified Public Accountants........................................103

   27*      Financial Data Schedule (for S.E.C. use only).



----------
* FILED HEREWITH