Form 10-Q
period 1998-03-31
NABI /DE/
filed 1998-05-14
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                               EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO             .
                                        ------------    ------------

                           COMMISSION FILE #0-4829-03




                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      59-1212264
--------------------------------            ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)



  5800 Park of Commerce Boulevard N.W., Boca Raton, FL                 33487
--------------------------------------------------------------------------------
          (Address of principal executive offices)                    (Zip Code)



(Registrant's telephone number, including area code):        (561) 989-5800
                                                         -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 YES (X) NO ( )

The number of shares outstanding of registrant's common stock at May 12, 1998 was 34,893,917 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      Nabi

================================================================================

                                       INDEX
                                       -----

PART I.       FINANCIAL INFORMATION                                                                          PAGE
                                                                                                             ----

     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheets, March 31, 1998 and December 31, 1997.........................................3

     Consolidated Statements of Operations for the three-month periods ended
          March 31, 1998 and 1997..............................................................................4

     Consolidated Statements of Cash Flows for the three-month periods ended
          March 31, 1998 and 1997..............................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS....................................................................................9

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................11
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................12

         Exhibit 10.30 - Amendment No. 2 and Waiver dated as of March 30, 1998 to
                         Loan and Security Agreement dated as of September 12, 1997...........................14
                    27 - Financial Data Schedule (for S.E.C. use only)........................................27


Nabi
PART I Financial Information
Item 1 Financial Statements
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS

                                                                 (UNAUDITED)
                                                                   March 31,      December 31,
                                                               -------------------------------
(In Thousands)                                                      1998             1997
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                    $  1,225         $  3,397
      Trade accounts receivable, net                                 35,086           36,060
      Inventories, net                                               40,526           43,387
      Prepaid expenses and other assets                              18,666           16,128
                                                                 ----------       ----------

              TOTAL CURRENT ASSETS                                   95,503           98,972

PROPERTY AND EQUIPMENT, NET                                          91,943           89,187

OTHER ASSETS:
      Excess of acquisition cost over net assets acquired, net       16,866           17,123
      Intangible assets, net                                          7,827            8,104
      Other, net                                                     12,289           12,520
                                                                 ----------       ----------
TOTAL ASSETS                                                       $224,428         $225,906
                                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                       $ 12,380         $ 11,390
      Accrued expenses                                               18,771           17,396
      Notes payable                                                   2,154            6,253
                                                                 ----------       ----------
              TOTAL CURRENT LIABILITIES                              33,305           35,039

NOTES PAYABLE                                                       116,930          114,828
OTHER                                                                   381              376
                                                                 ----------       ----------
TOTAL LIABILITIES                                                   150,616          150,243
                                                                 ----------       ----------

STOCKHOLDERS' EQUITY:
      Convertible preferred stock, par value $.10 per share:
        5,000 shares authorized; no shares outstanding                   --               --
      Common stock, par value $.10 per share: 75,000 shares
        authorized; 34,889 and 34,801 shares issued and
        outstanding, respectively                                     3,489            3,480
      Capital in excess of par value                                137,882          137,780
      Accumulated deficit                                           (66,895)         (64,977)
      Accumulated other comprehensive income (loss)                    (664)            (620)
                                                                 ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                           73,812           75,663
                                                                 ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $224,428         $225,906
                                                                 ==========       ==========


   The accompanying notes are an integral part of these financial statements.

Nabi
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               (UNAUDITED)
                                                         Three Months Ended March 31,
                                                         ----------------------------
(In Thousands, Except Per Share Data)                         1998           1997
-------------------------------------------------------------------------------------
SALES                                                       $ 58,614       $ 56,377

COSTS AND EXPENSES:
 Costs of products sold                                       44,589         43,185
 Selling, general and administrative expense                   7,995          4,400
 Research and development expense                              4,767          3,798
 Royalty expense                                               2,745          1,209
 Other operating expense, principally freight
    and amortization                                             582            934
                                                            --------       --------
OPERATING INCOME (LOSS)                                       (2,064)         2,851

INTEREST INCOME                                                    9            185
INTEREST EXPENSE                                              (1,776)          (976)
OTHER, NET                                                      (140)            (9)
                                                            --------       --------

INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES     (3,971)         2,051

BENEFIT (PROVISION) FOR INCOME TAXES                           2,053           (701)
                                                            --------       --------

NET INCOME (LOSS)                                           ($ 1,918)      $  1,350
                                                            ========       ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                 ($  0.06)      $   0.04
                                                            ========       ========


The accompanying notes are an integral part of these financial statements.

Nabi
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             (UNAUDITED)
                                                                    Three Months Ended March 31,
                                                                    ----------------------------
(In Thousands)                                                           1998          1997
------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    ($ 1,918)      $  1,350
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
  Depreciation and amortization                                           2,671          2,130
  Provision for doubtful accounts                                            62            100
  Other                                                                     102            (16)
  Deferred income taxes                                                  (2,053)            --

  Change in assets and liabilities:
  Decrease (increase) in trade accounts receivable                          911            505
  Decrease (increase) in inventories                                      2,861         (5,863)
  Decrease (increase) in prepaid expenses and other assets                 (485)           486
  Decrease (increase) in other assets                                        27         (2,049)
  Increase (decrease) in accounts payable and accrued liabilities         2,327         (8,863)
                                                                     ----------     ----------
  Total adjustments                                                       6,423        (13,570)
                                                                     ----------     ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          4,505        (12,220)
                                                                     ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from maturity of short-term investments                           --          8,850
  Capital expenditures                                                   (4,765)        (7,332)
                                                                     ----------     ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         (4,765)         1,518
                                                                     ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowing (repayments) under line of credit, net                        2,126         10,000
  Other debt                                                             (4,149)         2,209
  Proceeds from the exercise of options and warrants                        111            309
                                                                     ----------     ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (1,912)        12,518
                                                                     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,172)         1,816

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,397         18,513
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  1,225       $ 20,329
                                                                     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

Nabi
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)


NOTE 1 -- GENERAL

Nabi is a fully integrated research and development driven biopharmaceutical company that develops and commercializes products for the prevention and treatment of infectious diseases and immunological disorders, and supplies human-blood plasma.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Annual Report to Stockholders for the year ended December 31, 1997.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at March 31, 1998 and the consolidated results of its operations for the three months ended March 31, 1998 and 1997. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.

NOTE 2 -- INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                       MARCH 31,            DECEMBER 31,
                                   ------------------------------------------
(In thousands)                           1998                   1997
-----------------------------------------------------------------------------

Finished goods                           $36,593                $40,029
Work in process                              316                    212
Raw materials                              4,789                  3,787
                                   ------------------    --------------------
                                          41,698                 44,028
Less: reserves                            (1,172)                  (641)
                                   ==================    ====================
         TOTAL                           $40,526                $43,387
                                   ==================    ====================

NOTE 3 -- PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                        MARCH 31,            DECEMBER 31,
                                    ------------------------------------------
(In thousands)                            1998                   1997
------------------------------------------------------------------------------

Information systems                      $19,335                $19,066
Leasehold improvements                    18,683                 18,077
Machinery and equipment                   17,028                 16,882
Land and buildings                         8,634                  8,634
Furniture and fixtures                     4,632                  4,568
Construction in progress                  50,113                 46,776
                                    ------------------    --------------------
Total property and equipment             118,425                114,003
Less: accumulated depreciation and
  amortization                           (26,482)               (24,816)
                                    ==================    ====================
         TOTAL                           $91,943                $89,187
                                    ==================    ====================

Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical facility and includes capitalized interest of $5,903 and $5,149 at March 31, 1998 and December 31, 1997, respectively.

NOTE 4 -- EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share for the quarters ending March 31, 1998 and 1997:

                                                                     EFFECT OF
                                                  BASIC        DILUTIVE SECURITIES:           DILUTED
                                                   EPS             STOCK OPTIONS                EPS
-----------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1998
Net loss                                          ($1,918)               -                     ($1,918)
Shares                                             34,852                -                      34,852 (1)
Per share                                          ($0.06)                                      ($0.06)

-----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1997
Net income                                         $1,350                -                      $1,350
Shares                                             34,677              713                      35,390
Per share                                           $0.04                                        $0.04


(1) AT MARCH 31, 1998, STOCK OPTIONS FOR SHARES OF COMMON STOCK WERE NOT INCLUDED IN THE CALCULATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WERE ANTI-DILUTIVE.

NOTE 5 -- COMPREHENSIVE INCOME

Effective January 1, 1998, Nabi adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting of comprehensive income.

The components of comprehensive income for the first quarter of 1998 and 1997 are as follows:


                                                      QUARTER ENDED MARCH 31,
                                              -----------------------------------------
(In thousands)                                      1998                  1997
---------------------------------------------------------------------------------------
Net income (loss)                                  ($1,918)               $1,350
Other comprehensive income (loss)                      (44)                 (336)
                                              -----------------    --------------------
         TOTAL                                     ($1,962)               $1,014
                                              =================    ====================


NOTE 6 -- RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1997 period have been reclassified for comparative purposes.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three month periods ended March 31, 1998 and 1997. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

                              RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ---------------------------------
                                                                          1998               1997
-------------------------------------------------------------------------------------------------------
Sales                                                                    100.0%             100.0%
Cost of products sold                                                     76.1               76.6
                                                                      --------------     --------------

Gross profit margin                                                       23.9               23.4
Selling, general and administrative expense                               13.6                7.8
Research and development expense                                           8.1                6.7
Royalty expense                                                            4.7                2.1
Other operating expense                                                    1.0                1.7
                                                                      --------------     --------------

Operating income (loss)                                                   (3.5)               5.1
Interest income                                                             --                0.3
Interest expense                                                          (3.0)              (1.8)
Other, net                                                                (0.3)                --
                                                                      --------------     --------------

Income (loss) before benefit (provision) for income taxes                 (6.8)               3.6
Benefit (provision) for income taxes                                       3.5               (1.2)
                                                                      ==============     ==============
Net income (loss)                                                         (3.3)%              2.4%
                                                                      ==============     ==============


Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------------------------------
(In thousands)                                                      1998                            1997
---------------------------------------------------------------------------------------------------------------------
Segment
Plasma   - Source                                            $34,008       58.0%             $33,896       60.2%
         - Specialty                                          10,700       18.3               16,256       28.8
         - Other (includes diagnostic products and
           services)                                           1,254        2.1                1,317        2.3
                                                         ----------------------------   -------------- --------------
                                                              45,962       78.4               51,469       91.3
Drugs                                                         12,652       21.6                4,908        8.7
                                                         ============================   ============== ==============
         TOTAL                                               $58,614      100.0%             $56,377      100.0%
                                                         ============================   ============== ==============

                   THREE-MONTHS ENDED MARCH 31, 1998 AND 1997

SALES. Sales for the first quarter of 1998 increased by $2.2 million to $58.6 million compared to $56.4 million for the first quarter of 1997. The increase was primarily attributable to a substantial increase in the sales of drug products, partially offset by a decline in specialty plasma sales.

GROSS PROFIT MARGIN. Gross profit and related margin for the first quarter of 1998 was $14 million, or 23.9% of sales, compared to $13.2 million, or 23.4% of sales, in the first quarter of 1997. The increase in gross profit and related margin resulted from increased sales of high-margin drug products, offset by the effects of reduced margins on plasma product sales. Gross profits and related margins on plasma product sales were adversely affected by under absorption of fixed overhead as a result of reduced production levels in response to the general disruption in the plasma industry and certain expenses associated with process improvement initiatives within plasma operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.0 million, or 13.6% of sales, for the first quarter of 1998 compared to $4.4 million, or 7.8% of sales, in the first quarter of 1997. The increase resulted primarily from costs associated with Nabi's restructuring measures, sales and marketing expenses associated with increased drug product sales and expenses associated with the implementation and ongoing support of new information systems.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $4.8 million, or 8.1% of sales, for the first quarter of 1998 compared to $3.8 million, or 6.7% of sales, in the first quarter of 1997. The increase in expenses related primarily to costs associated with the advancement of clinical trials for Nabi-H-BIG(R), Nabi-Altastaph(TM) and Nabi-StaphVAX(TM).

INTEREST EXPENSE. Interest expense for the first quarter of 1998 was $1.8 million, or 3% of sales, compared to $1.0 million, or 1.8% of sales, in the first quarter of 1997. The increase was primarily attributable to interest expense associated with higher average outstanding borrowings in the first quarter of 1998 when compared to 1997.

OTHER FACTORS. Benefit for income taxes was $2.1 million or an effective rate of 52%, in the first quarter of 1998 compared to a $.7 million provision, or an effective rate of 34%, in the first quarter of 1997. The 52% effective tax rate for the first quarter of 1998 differs from the statutory rate of 35% primarily due to foreign losses, non-deductible goodwill and alternative minimum taxes. The 34% effective tax rate for the first quarter of 1997 differs from the statutory rate of 35% primarily due foreign trade income, offset by the effects of non-deductible goodwill and state income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, Nabi's credit agreement provided for a $45 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002, and a $5.0 million term loan due March 1999. Borrowings under the agreement were $36.4 million and additional availability was approximately $9.7 million at March 31, 1998. The credit agreement is secured by substantially all of Nabi's assets, contains covenants requiring the maintenance of certain financial covenants and prohibits the payment of dividends.

As of March 31, 1998, Nabi's current assets exceeded current liabilities by $62.2 million as compared to a net working capital position of $63.9 million at December 31, 1997.

Projected capital expenditures for 1998 include deferred validation costs, including capitalized interest for manufacturing facilities, development of information systems, and plasma center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for 1998.

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Nabi's Annual Report on Form 10-K for the year ended December 31, 1997 concerning certain factors that could cause Nabi's actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

PART  II      --  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Nabi is a party to litigation in the ordinary course of business. There have been no material developments in any of the legal proceedings reported in Nabi's Annual Report on Form 10-K for the year ended December 31, 1997. Nabi does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

\

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit

         10.30    Amendment No. 2 and Waiver dated as of March 30, 1998 to
                  Loan and Security Agreement dated as of September 12, 1997............................14

         27       Financial Data Schedule (for SEC use only)............................................27


b.  Reports on Form 8-K:

         None

Nabi
--------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Nabi

DATE: May 13, 1998                    By: /s/ David J. Gury
                                           -------------------------------------
                                           DAVID J. GURY
                                           Chairman of the Board,
                                           President and Chief Executive Officer

                                      By:  /s/ Lorraine M. Breece
                                           -------------------------------------
                                           LORRAINE M. BREECE
                                           Chief Accounting Officer,
                                           Controller