Form 10-Q
period 1998-06-30
NABI /DE/
filed 1998-08-13
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                           COMMISSION FILE #0-4829-03



                                      NABI

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     59-1212264
---------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
or organization)

    5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL                33487
    ----------------------------------------------------------        ----------
          (Address of principal executive offices)                    (Zip Code)



(Registrant's telephone number, including area code):     (561) 989-5800
                                                        -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES (X)              NO ( )

The number of shares outstanding of registrant's common stock at August 10, 1998 was 34,897,420 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                                      Nabi

                                [GRAPHIC OMITTED]

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

     Consolidated Balance Sheets, June 30, 1998 and December 31, 1997..........................................3

     Consolidated Statements of Operations for the three-month and six-month periods ended
          June 30, 1998 and 1997...............................................................................4

     Consolidated Statements of Cash Flows for the six-month periods ended
          June 30, 1998 and 1997...............................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................................................................................9


PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................12
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................13
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................13

         10.30    Employment Agreement dated June 1, 1998 between
                  Thomas H. McLain and Nabi.................................................................. 15

         10.31    Addendum to Employment Agreement dated August 19, 1996 between
                  David D. Muth and Nabi..................................................................... 22

         27       Financial Data Schedule (for S.E.C. use only).............................................. 24


NABI
PART I    Financial Information
Item 1    Financial Statements
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS


                                                                            (UNAUDITED)
                                                                               JUNE 30,  DECEMBER 31,
                                                                            -------------------------
(DOLLARS IN THOUSANDS)                                                          1998         1997
-----------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS:
          Cash and cash equivalents                                           $   1,802    $   3,397
          Trade accounts receivable, net                                         33,590       36,060
          Inventories, net                                                       36,552       43,387
          Prepaid expenses and other assets                                      13,556       16,128
                                                                              ---------    ---------
                      Total current assets                                       85,500       98,972

Property and equipment, net                                                      94,123       89,187

Other assets:
          Excess of acquisition cost over net assets acquired, net               16,625       17,123
          Intangible assets, net                                                  7,565        8,104
          Other, net                                                             12,020       12,520
                                                                              ---------    ---------
TOTAL ASSETS                                                                  $ 215,833    $ 225,906
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
          Trade accounts payable                                              $   9,966    $  15,989
          Accrued expenses                                                       18,226       17,396
          Notes payable                                                           5,825        1,654
                                                                              ---------    ---------
                      TOTAL CURRENT LIABILITIES                                  34,017       35,039

NOTES PAYABLE                                                                   108,100      114,828
OTHER                                                                               384          376
                                                                              ---------    ---------
TOTAL LIABILITIES                                                               142,501      150,243
                                                                              ---------    ---------

STOCKHOLDERS' EQUITY:
          Convertible preferred stock, par value $.10 per share:
            5,000 shares authorized; no shares outstanding                           --           --
          Common stock, par value $.10 per share: 75,000 shares authorized;
            34,889 and 34,801 shares issued and outstanding, respectively         3,489        3,480
          Capital in excess of par value                                        137,884      137,780
          Accumulated deficit                                                   (67,412)     (64,977)
          Accumulated other comprehensive income (loss)                            (629)        (620)
                                                                              ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                                       73,332       75,663
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 215,833    $ 225,906
                                                                              =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Nabi
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (UNAUDITED)                    (UNAUDITED)
                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------     --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           1998            1997           1998             1997
---------------------------------------------------------------------------------------------------------------
SALES                                                $  61,178       $  57,915       $ 119,792       $ 114,292

COSTS AND EXPENSES:
    Costs of products sold                              43,542          42,946          88,131          86,131
    Selling, general and administrative expense          8,178           5,838          16,173          10,238
    Research and development expense                     5,621           4,045          10,388           7,843
    Royalty expense                                      3,118           1,188           5,863           2,397
    Other operating expense, principally
       freight and amortization                            577             686           1,159           1,620
                                                     ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                    142           3,212          (1,922)          6,063

INTEREST INCOME                                              3              27              12             212
INTEREST EXPENSE                                        (1,401)           (992)         (3,177)         (1,968)
OTHER, NET                                                 187             (16)             47             (25)
                                                     ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                                     (1,069)          2,231          (5,040)          4,282

BENEFIT (PROVISION) FOR INCOME TAXES                       552            (218)          2,605            (919)
                                                     ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                    ($    517)      $   2,013       ($  2,435)      $   3,363
                                                     =========       =========       =========       =========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE          ($   0.01)      $    0.06       ($   0.07)      $    0.10
                                                     =========       =========       =========       =========






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                (UNAUDITED)
                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------
(DOLLARS IN THOUSANDS)                                                      1998           1997
---------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       ($ 2,435)      $  3,363
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
     Depreciation and amortization                                           5,640          4,491
     Provision for doubtful accounts                                           (75)            35
     Other                                                                     136              8
     Deferred income taxes                                                  (2,605)            --

  Change in assets and liabilities:
     Decrease (increase) in trade accounts receivable                        2,544            295
     Decrease (increase) in inventories                                      6,835        (13,679)
     Decrease (increase) in prepaid expenses and other assets                5,178            149
     Decrease (increase) in other assets                                        79         (3,408)
     Increase (decrease) in accounts payable and accrued liabilities        (5,194)       (10,846)
                                                                          --------       --------
     Total adjustments                                                      12,538        (22,955)
                                                                          --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            10,103        (19,592)
                                                                          --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of short-term investments                           --          8,850
     Capital expenditures                                                   (9,227)       (20,092)
                                                                          --------       --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            (9,227)       (11,242)
                                                                          --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing (repayments) under line of credit, net                       (6,646)        13,700
     Borrowings under term loan                                              5,000             --
     Other debt                                                               (938)         3,600
     Proceeds from the exercise of options and warrants                        113            379
                                                                          --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (2,471)        17,679
                                                                          --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,595)       (13,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,397         18,513
                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  1,802       $  5,358
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

NOTE 1   GENERAL


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

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at June 30, 1998 and the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.


NOTE 2   INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                       JUNE 30,             DECEMBER 31,
                                   ------------------------------------------
DOLLARS IN THOUSANDS                     1998                   1997
-----------------------------------------------------------------------------

Finished goods                           $35,283                $40,029
Work in process                              516                    212
Raw materials                              3,694                  3,787
                                   ------------------    --------------------
                                          39,493                 44,028
Less: reserves                            (2,941)                  (641)
                                   ==================    ====================
         TOTAL                           $36,552                $43,387
                                   ==================    ====================

NOTE 3   PROPERTY AND EQUIPMENT


Property and equipment and related allowances for depreciation and amortization are summarized below:

                                                JUNE 30,            DECEMBER 31,
                                            ------------------------------------
DOLLARS IN THOUSANDS                              1998                   1997
--------------------------------------------------------------------------------

Information systems                              $19,934                $19,066
Leasehold improvements                            19,535                 18,077
Machinery and equipment                           17,385                 16,882
Land and buildings                                 8,722                  8,634
Furniture and fixtures                             4,884                  4,568
Construction in progress                          51,939                 46,776
                                            ------------------    --------------
Total property and equipment                     122,399                114,003
Less: accumulated depreciation and
  amortization                                   (28,276)               (24,816)
                                            ==================    ==============
         TOTAL                                   $94,123                $89,187
                                            ==================    ==============

Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical facility and includes capitalized interest of $6,737 and $5,149 at June 30, 1998 and December 31, 1997, respectively.


NOTE 4   EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share for the three and six months ending June 30, 1998 and 1997:

                                                                     EFFECT OF
                                                  BASIC        DILUTIVE SECURITIES:           DILUTED
                                                   EPS             STOCK OPTIONS                EPS
---------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 1998
Net loss                                           ($517)                --                    ($517)
Shares                                            34,889                 --                   34,889 (1)
Per share                                         ($0.01)                                     ($0.01)

THREE MONTHS ENDED JUNE 30, 1997
Net income                                        $2,013                 --                   $2,013
Shares                                            34,747                301                   35,048
Per share                                          $0.06                                       $0.06

---------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 1998
Net loss                                         ($2,435)                --                  ($2,435)
Shares                                            34,870                 --                   34,870 (1)
Per share                                         ($0.07)                                     ($0.07)

SIX MONTHS ENDED JUNE 30, 1997
Net income                                        $3,363                 --                   $3,363
Shares                                            34,712                507                   35,219
Per share                                          $0.10                                       $0.10
===============================================================================================================

(1) AT JUNE 30, 1998, STOCK OPTIONS FOR SHARES OF COMMON STOCK WERE NOT INCLUDED IN THE CALCULATION OF DILUTED EARNINGS PER SHARE BECAUSE THE EFFECTS WERE ANTI-DILUTIVE.

NOTE 5   COMPREHENSIVE INCOME


Effective January 1, 1998, Nabi adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting of comprehensive income.

The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows:

                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------  ------------------------------------
DOLLARS IN THOUSANDS                          1998              1997                1998               1997
---------------------------------------------------------------------------- ------------------- -----------------
Net income (loss)                              ($517)            $2,013            ($2,435)            $3,363
Other comprehensive income (loss)                 35                (56)                (9)              (392)
                                        ====================================  ================== =================
         TOTAL                                 ($482)            $1,957            ($2,444)            $2,971
                                        ====================================  ================== =================



NOTE 6   RECENT PRONOUNCEMENTS

In April 1998, Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP requires that all start-up or pre-operating costs be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management believes that the adoption of the SOP will not have a material impact on the financial statements.


NOTE 7   RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1997 period have been reclassified for comparative purposes.

ITEM 2
--------------------------------------------------------------------------------
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three and six month periods ended June 30, 1998 and 1997. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.


RESULTS OF OPERATIONS


The following table sets forth Nabi's results of operations expressed as a percentage of sales:


                                              THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                              ---------------------------   -------------------------
                                                  1998           1997         1998           1997
-----------------------------------------------------------------------------------------------------
Sales                                            100.0 %        100.0 %      100.0 %        100.0 %
Costs of products sold                            71.2 %         74.2 %       73.6 %         75.4 %
                                                 -------        -------      -------        -------

Gross profit margin                               28.8 %         25.8 %       26.4 %         24.6 %
Selling, general and administrative expense       13.4 %         10.1 %       13.5 %          9.0 %
Research and development expense                   9.2 %          7.0 %        8.7 %          6.8 %
Royalty expense                                    5.1 %          2.0 %        4.9 %          2.1 %
Other operating expense, principally
   freight and amortization                        0.9 %          1.2 %        0.9 %          1.4 %
                                                 -------        -------      -------        -------

Operating income (loss)                            0.2 %          5.5 %       (1.6)%          5.3 %
Interest income                                    0.0 %          0.0 %        0.0 %          0.1 %
Interest expense                                  (2.2)%         (1.7)%       (2.6)%         (1.7)%
Other, net                                         0.3 %         (0.0)%        0.0 %         (0.0)%
                                                 -------        -------      -------        -------

Income (loss) before benefit (provision)
   for income taxes                               (1.7)%          3.8 %       (4.2)%          3.7 %

Benefit (provision) for income taxes               0.9 %         (0.3)%        2.2 %         (0.8)%
                                                 -------        -------      -------        -------
Net income (loss)                                 (0.8)%          3.5 %       (2.0)%          2.9 %
                                                 =======        =======      =======        =======

Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------------------------------------
DOLLARS IN THOUSANDS                                                1998                            1997
---------------------------------------------------------------------------------------------------------------------
Segment
Plasma   - Source                                            $32,686       53.4%             $34,923       60.3%
         - Specialty                                          10,639       17.4%              14,296       24.7%
         - Other (includes diagnostic products and services)   2,293        3.8%               1,113        1.9%
                                                         ----------------------------   -------------- --------------
                                                              45,618       74.6%              50,332       86.9%
Drugs                                                         15,560       25.4%               7,583       13.1%
                                                         ============================   ============== ==============
         TOTAL                                               $61,178      100.0%             $57,915      100.0%
                                                         ============================   ============== ==============

                                                                          SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------------------------------------
DOLLARS IN THOUSANDS                                                1998                            1997
---------------------------------------------------------------------------------------------------------------------
Segment
Plasma   - Source                                            $66,694       55.7%             $68,819       60.2%
         - Specialty                                          21,339       17.8%              30,552       26.7%
         - Other (includes diagnostic products and services    3,547        3.0%               2,430        2.1%
                                                         ------------- --------------   -------------- --------------
                                                              91,580       76.5%             101,801       89.0%
Drugs                                                         28,212       23.5%              12,491       11.0%
                                                         ============= ==============   ============== ==============
         TOTAL                                              $119,792      100.0%            $114,292      100.0%
                                                         ============= ==============   ============== ==============



THREE MONTHS ENDED JUNE 30, 1998 AND 1997

SALES. Sales for the second quarter of 1998 increased by $3.3 million to $61.2 million compared to $57.9 million for the second quarter of 1997. The increase was primarily attributable to a substantial increase in the sales of drug products based on a strong demand for all three of Nabi's marketed therapeutics. This significant increase was partially offset by a decline in plasma product sales.

GROSS PROFIT MARGIN. Gross profit and related margin for the second quarter of 1998 was $17.6 million, or 28.8% of sales, compared to $15 million, or 25.8% of sales, in the second quarter of 1997. The increase in gross profit and related margin resulted from increased sales of high-margin drug products, offset by the effects of reduced margins on plasma product sales. Gross profits and related margins on plasma product sales were adversely affected by under absorption of fixed overhead as a result of reduced production levels in response to the general disruption in the plasma industry as well as by certain expenses associated with process improvement initiatives within plasma operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.2 million or 13.4% of sales for the second quarter of 1998 compared to $5.8 million, or 10.1% of sales, in the second quarter of 1997. The increase resulted primarily from sales and marketing expenses associated with increased drug product sales, costs associated with Nabi's restructuring measures and expenses associated with the implementation and ongoing support of new information systems.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $5.6 million, or 9.2% of sales, for the second quarter of 1998 compared to $4 million, or 7% of sales, in the second quarter of 1997. The increase in expense related primarily to costs associated with the advancement of clinical trials for Nabi-StaphVAX(TM) and Nabi-H-BIG(R).

INTEREST EXPENSE. Interest expense for the second quarter of 1998 was $1.4 million, or 2.2% of sales, compared to $1 million, or 1.7% of sales, in the second quarter of 1997. The increase was primarily attributable to interest expense associated with higher average outstanding borrowings in 1998 as compared to 1997.

OTHER FACTORS. Benefit for income taxes was $0.6 million or an effective rate of 52%, in the second quarter of 1998 compared to a $0.2 million provision, or an effective rate of 9.8%, in the second quarter of 1997. The effective tax rate for the second quarter of 1998 differs from the statutory rate of 35% primarily due to foreign losses, non-deductible goodwill and alternative minimum taxes. The effective rate for the second quarter of 1997 reflects a cumulative adjustment reducing the Company's expected effective tax rate for 1997, principally due to foreign trade income and a reduction in tax reserves established in prior periods.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

SALES. Sales for the first half of 1998 increased by $5.5 million to $119.8 million compared to $114.3 million for the first half of 1997. The increase was primarily attributable to a substantial increase in the sales of drug products based on a strong demand for all three of Nabi's marketed therapeutics. This significant increase was partially offset by a decline in plasma product sales.

GROSS PROFIT MARGIN. Gross profit and related margin for the first half of 1998 was $31.7 million, or 26.4% of sales, compared to $28.2 million, or 24.6% of sales, in the first half of 1997. The increase in gross profit and related margin resulted from increased sales of high-margin drug products, offset by the effects of reduced margins on plasma product sales. Gross profits and related margins on plasma product sales were adversely affected by under absorption of fixed overhead as a result of reduced production levels in response to the general disruption in the plasma industry as well as by certain expenses associated with process improvement initiatives within plasma operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $16.2 million, or 13.5% of sales, for the first half of 1998 compared to $10.2 million, or 9% of sales, in the first half of 1997. The increase resulted primarily from sales and marketing expenses associated with increased drug product sales, costs associated with Nabi's restructuring measures and expenses associated with the implementation and ongoing support of new information systems.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $10.4 million, or 8.7% of sales, for the first half of 1998 compared to $7.8 million, or 6.8% of sales, in the first half of 1997. The increase in expenses related primarily to costs associated with the advancement of clinical trials for Nabi-H-BIG(R), Nabi-StaphVAX(TM) and Nabi-Altastaph(TM).

INTEREST EXPENSE. Interest expense for the first half of 1998 was $3.1 million, or 2.6% of sales, compared to $2 million, or 1.7% of sales, in the first half of 1997. The increase was primarily attributable to interest expense associated with higher average outstanding borrowings in the first half of 1998 when compared to 1997.

OTHER FACTORS. Benefit for income taxes was $2.6 million or an effective rate of 52%, in the first half of 1998 compared to a $0.9 million provision, or an effective rate of 21.5%, in the first half of 1997. The effective tax rate for the first half of 1998 differs from the statutory rate of 35% primarily due to foreign losses, non-deductible goodwill and alternative minimum taxes. The effective tax rate for the first half of 1997 reflects a cumulative adjustment reducing the Company's expected tax rate for 1997, principally due to foreign trade income and a reduction in tax reserves established in prior periods.

LIQUIDITY AND CAPITAL RESOURCES


At June 30, 1998, Nabi's credit agreement provided for a $45 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002, and a $5 million term loan due
March 1999. Borrowings under the agreement were $32.6 million and additional availability was approximately $8.8 million at June 30, 1998. The credit agreement is secured by substantially all of Nabi's assets, contains covenants requiring the maintenance of certain financial covenants and prohibits the payment of dividends.

As of June 30, 1998, Nabi's current assets exceeded current liabilities by $51.5 million as compared to a net working capital position of $63.9 million at December 31, 1997.

Projected capital expenditures for 1998 include deferred validation costs, including capitalized interest for manufacturing facilities, development of information systems, and plasma center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for the remainder of 1998.

YEAR 2000

Nabi is conducting an assessment of the extent to which the Company's software, equipment and other systems are Year 2000 compliant. This assessment is ongoing, but at this time, based on the work to date, the Company has no reason to believe either that its software, equipment and other systems is not Year 2000 compliant or that it will not be able to modify or replace, in a timely manner, any software equipment or other system which, if not Year 2000 compliant, could be expected to affect adversely the Company's delivery of products and related services in a significant manner.

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Nabi's Annual Report on Form 10-K for the year ended December 31, 1997 concerning certain factors that could adversely affect Nabi's future operating performance or cause Nabi's actual results to differ materially from the results anticipated in such forward-looking statements, including in particular the risks described under the caption, "Dependence Upon Third Parties to Manufacture Products." Said discussion is hereby incorporated by reference into this Quarterly Report.


PART  II      OTHER INFORMATION

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at Nabi's annual stockholders' meeting, which was held on May 29, 1998:

a)       Election of the following Board of Directors:

                                                                    VOTES
                                             ----------------------------------------------------
                                                        For                      Withheld
-------------------------------------------------------------------------------------------------
John C. Carlisle                                    30,975,386                    315,561
David L. Castaldi                                   30,995,869                    295,078
Joseph C. Cook, Jr.                                 30,995,536                    295,411
Brian H. Dovey                                      30,996,482                    294,465
George W. Ebright                                   30,991,368                    299,579
David J. Gury                                       30,896,273                    394,674
Richard A. Harvey, Jr.                              30,987,610                    303,337
Linda Jenckes                                       30,983,310                    307,637
David A. Thompson                                   30,993,947                    297,000



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit

         10.30    Employment Agreement dated June 1, 1998 between
                  Thomas H. McLain and Nabi............................................................ 15

         10.31    Addendum to Employment Agreement dated August 19, 1996 between
                  David D. Muth and Nabi............................................................... 22

         27       Financial Data Schedule (for S.E.C. use only)........................................ 24

b. Reports on Form 8-K:

         None

NABI

--------------------------------------------------------------------------------
                                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NABI

Date: August 13, 1998          By: /s/ Thomas H. Mclain
                                   -------------------------
                                   THOMAS H. MCLAIN
                                   Senior Vice President, Corporate Services and Chief Financial Officer