Form 10-Q
period 1998-09-30
NABI /DE/
filed 1998-11-13
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                   TO                 .
                                  -------------------  -----------------

                           COMMISSION FILE #0-4829-03




                                      Nabi
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   59-1212264
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

           5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL    33487
--------------------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)



(Registrant's telephone number, including area code):       (561) 989-5800
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES (X)          NO ( )

The number of shares outstanding of registrant's common stock at November 10, 1998 was 34,903,410 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                      Nabi
================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                PAGE
                                                                                                             ----
     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheets, September 30, 1998 and December 31, 1997.....................................3

     Consolidated Statements of Operations for the three-month and nine-month periods ended
          September 30, 1998 and 1997..........................................................................4

     Consolidated Statements of Cash Flows for the nine-month periods ended
          September 30, 1998 and 1997..........................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................................................................................9

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................14
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................14

         10.33    Employment Agreement dated August 1, 1998 between
                  Dr. Robert B. Naso and Nabi.................................................................16

Nabi
PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS


                                                                                (UNAUDITED)
                                                                               September 30,   December 31,
(AMOUNTS IN THOUSANDS)                                                             1998           1997
-----------------------------------------------------------------------------------------------------------
    ASSETS

    CURRENT ASSETS:
            Cash and cash equivalents                                           $     680       $   3,397
            Trade accounts receivable, net                                         32,122          36,060
            Inventories, net                                                       39,173          43,387
            Prepaid expenses and other assets                                       7,927          16,128
                                                                                ---------       ---------
                    Total current assets                                           79,902          98,972

    Property and equipment, net                                                    97,170          89,187

    Other assets:
            Excess of acquisition cost over net assets acquired, net               16,416          17,123
            Intangible assets, net                                                  7,299           8,104
            Other, net                                                             11,577          12,520
                                                                                ---------       ---------
    TOTAL ASSETS                                                                $ 212,364       $ 225,906
                                                                                =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
            Trade accounts payable                                              $   9,511       $  15,989
            Accrued expenses                                                       17,830          17,396
            Notes payable                                                           5,368           1,654
                                                                                ---------       ---------
                    Total current liabilities                                      32,709          35,039

    Notes payable                                                                 109,484         114,828
    Other                                                                             389             376
                                                                                ---------       ---------
    Total liabilities                                                             142,582         150,243
                                                                                ---------       ---------

    Stockholders' equity:
            Convertible preferred stock, par value $.10 per share:
              5,000 shares authorized; no shares outstanding                           --              --
            Common stock, par value $.10 per share: 75,000 shares authorized;
              34,897 and 34,801 shares issued and outstanding, respectively         3,490           3,480
            Capital in excess of par value                                        137,904         137,780
            Accumulated deficit                                                   (71,169)        (64,977)
            Accumulated other comprehensive income (loss)                            (443)           (620)
                                                                                ---------       ---------
    Total stockholders' equity                                                     69,782          75,663
                                                                                ---------       ---------
    Total liabilities and stockholders' equity                                  $ 212,364       $ 225,906
                                                                                =========       =========






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


Nabi
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         (UNAUDITED)                     (UNAUDITED)
                                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                                               --------------------------------  -------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                         1998          1997             1998            1997
--------------------------------------------------------------------------------------------------------------------------------
    Sales                                                           $  58,713    $  52,849         $ 178,505       $ 167,141

    Costs and expenses:
            Costs of products sold                                     42,520       43,370           130,651         129,501
            Selling, general and administrative expense                 7,449        6,992            23,622          17,230
            Research and development expense                            5,301        4,622            15,689          12,465
            Royalty expense                                             2,694        1,924             8,557           4,321
            Other operating expense, principally freight and
              amortization                                                499          811             1,658           2,431
            Non-recurring charges                                          --        5,680                --           5,680
                                                                   ----------   ----------        ----------      ----------
    Operating income (loss)                                               250      (10,550)           (1,672)         (4,487)

    Interest income                                                        24           16                36             230
    Interest expense                                                   (1,419)      (1,247)           (4,596)         (3,215)
    Other, net                                                             (7)          (2)               40             (29)
                                                                   ----------   ----------        ----------      ----------

    Income (loss) before benefit (provision)
       for income taxes                                                (1,152)     (11,783)           (6,192)         (7,501)

    Benefit (provision) for income taxes                               (2,605)       3,894                --           2,975
                                                                   ----------   ----------        ----------      ----------

    Net income (loss)                                              $   (3,757)   $  (7,889)       $   (6,192)     $   (4,526)
                                                                   ==========   ==========        ==========      ==========

    Basic and diluted earnings (loss) per share                    $    (0.11)  $    (0.23)       $    (0.18)     $    (0.13)
                                                                   ==========   ==========        ==========      ==========

    Weighted average number of shares outstanding                      34,897       34,759            34,879          34,728
                                                                   ==========   ==========        ==========      ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Nabi
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   (UNAUDITED)
                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
    (Dollars in Thousands)                                                        1998        1997
---------------------------------------------------------------------------------------------------------
    Cash flow from operating activities:
      Net income (loss)                                                       $ (6,192)   $ (4,526)
      Adjustments to reconcile net income (loss) to net cash provided
       (used) by operating activities:
            Depreciation and amortization                                        8,548       6,988
            Provision for doubtful accounts                                        (13)        135
            Other                                                                  228          54
            Non-recurring charges                                                   --       5,680

      Change in assets and liabilities:
            Decrease (increase) in trade accounts receivable                     3,950       4,145
            Decrease (increase) in inventories                                   4,214     (20,551)
            Decrease (increase) in prepaid expenses and other assets             8,254      (5,169)
            Decrease (increase) in other assets                                    258      (3,055)
            Increase (decrease) in accounts payable and accrued liabilities     (5,658)    (13,132)
                                                                              --------    --------
            Total adjustments                                                   19,781     (24,905)
                                                                              --------    --------
    Net cash provided (used) by operating activities                            13,589     (29,431)
                                                                              --------    --------

    Cash flow from investing activities:
            Proceeds from maturity of short-term investments                        --       8,850
            Capital expenditures                                               (14,786)    (27,588)
                                                                              --------    --------
    Net cash provided (used) by investing activities                           (14,786)    (18,738)
                                                                              --------    --------
    Cash flow from financing activities:
            Borrowing (repayments) under line of credit, net                    (5,261)     32,022
            Borrowings under term loan                                           5,000          --
            Other debt                                                          (1,394)      5,219
            Proceeds from the exercise of options and warrants                     135         410
                                                                              --------    --------
    Net cash provided (used) by financing activities                            (1,520)     37,651
                                                                              --------    --------
    Net increase (decrease) in cash and cash equivalents                        (2,717)    (10,518)
    Cash and cash equivalents at beginning of period                             3,397      18,513
                                                                              --------    --------

    Cash and cash equivalents at end of period                                $    680    $  7,995
                                                                              ========    ========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Nabi
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

NOTE 1   GENERAL

Nabi is a fully integrated research and development driven biopharmaceutical company that develops and commercializes products for the prevention and treatment of infectious diseases and immunological disorders, and supplies human plasma.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Annual Report to Stockholders for the year ended December 31, 1997.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at September 30, 1998 and the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997. The interim results of operations are not necessarily indicative of the results which may occur for the fiscal year.

NOTE 2   INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                      SEPTEMBER 30,           DECEMBER 31,
AMOUNTS IN THOUSANDS                      1998                    1997
-------------------------------------------------------------------------------

Finished goods                            $38,143                 $40,029
Work in process                               955                     212
Raw materials                               3,527                   3,787
                                   --------------------    --------------------
                                           42,625                  44,028
Less: reserves                             (3,452)                   (641)
                                   --------------------    --------------------
         TOTAL                            $39,173                 $43,387
                                   ====================    ====================

NOTE 3   PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                               SEPTEMBER 30,           DECEMBER 31,
DOLLARS IN THOUSANDS                               1998                    1997
----------------------------------------------------------------------------------------
Information systems                                $21,347                $19,066
Leasehold improvements                              20,398                 18,077
Machinery and equipment                             18,103                 16,882
Land and buildings                                   8,815                  8,634
Furniture and fixtures                               5,139                  4,568
Construction in progress                            53,643                 46,776
                                            --------------------    --------------------
Total property and equipment                       127,445                114,003
Less: accumulated depreciation and
  amortization                                     (30,275)               (24,816)
                                            --------------------    --------------------
         TOTAL                                     $97,170                $89,187
                                            ====================    ====================

Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical manufacturing facility and includes capitalized interest of $7,645 and $5,149 at September 30, 1998 and December 31, 1997, respectively.



NOTE 4   EARNINGS PER SHARE

At September 30, 1998 and 1997, stock options for shares of common stock were not included in the calculation of diluted earnings per share because the effects were anti-dilutive. The following is the basic and diluted earnings per share for the three and nine months ending September 30, 1998 and 1997:


                                                                  BASIC AND
AMOUNTS IN THOUSANDS                                             DILUTED EPS
--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998
Net loss                                                          ($3,757)
Shares                                                             34,897
Per share                                                          ($0.11)

--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1997
Net loss                                                          ($7,889)
Shares                                                             34,759
Per share                                                          ($0.23)

--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1998
Net loss                                                          ($6,192)
Shares                                                             34,879
Per share                                                          ($0.18)

--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1997
Net loss                                                          ($4,526)
Shares                                                             34,728
Per share                                                          ($0.13)
================================================================================

NOTE 5   COMPREHENSIVE INCOME

Effective January 1, 1998, Nabi adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting of comprehensive income.

The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
AMOUNTS IN THOUSANDS                          1998              1997                1998               1997
------------------------------------------------------------------------------------------------------------------
Net income (loss)                            ($3,757)          ($7,889)            ($6,192)           ($4,526)
Other comprehensive income (loss)                186               (53)                177               (445)
                                        -----------------  -----------------  -----------------  -----------------
         TOTAL                               ($3,571)          ($7,942)            ($6,015)           ($4,971)
                                        =================  =================  =================  =================


NOTE 6   PRODUCT LICENSE APPLICATION

In September 1998, Nabi sold the last of its inventory of the old formulation of one of its major marketed therapeutic products, H-BIG(R). During the third quarter of 1998, Nabi filed a Product License Application for a new formulation of H-BIG(R) which is currently under review by the FDA. Nabi expects to generate revenues from this new formulation, pending FDA approval, in early 1999.

During this period, the Company has filed an amendment to its Investigation for New Drug application to allow expanded access to the newly re-formulated H-BIG(R) for intravascular use in liver transplants patients. Nabi believes this is the best method to provide H-BIG(R) to the patients who are chronically in need of this drug.

NOTE 7   RECENT PRONOUNCEMENTS

In April 1998, Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP requires that all start-up or pre-operating costs be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Management believes that the adoption of the SOP will not have a material impact on the financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. This statement requires disclosure of certain information about operating segments and geographic areas of operation. Management believes that adoption of SFAS 131 in 1998 will not have any effect upon the Company's consolidated financial condition or results of operations.

NOTE 8   RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1997 period have been reclassified for comparative purposes.

ITEM 2
--------------------------------------------------------------------------------
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three and nine month periods ended September 30, 1998 and 1997. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------  ------------------------
                                                    1998         1997      1998        1997
-----------------------------------------------------------------------------------------------
    Sales                                           100.0 %     100.0 %     100.0 %     100.0 %
    Costs of products sold                           72.4 %      82.1 %      73.2 %      77.5 %
                                                  -------     -------     -------     -------

    Gross profit margin                              27.6 %      17.9 %      26.8 %      22.5 %
    Selling, general and administrative expense      12.7 %      13.2 %      13.2 %      10.3 %
    Research and development expense                  9.0 %       8.7 %       8.8 %       7.4 %
    Royalty expense                                   4.6 %       3.5 %       4.8 %       2.6 %
    Other operating expense, principally
       freight and amortization                       0.8 %       1.5 %       0.9 %       1.5 %
    Non-recurring charges                              -- %      10.7 %        -- %       3.4 %
                                                  -------     -------     -------     -------

    Operating income (loss)                           0.4 %     (20.0)%      (0.9)%      (2.7)%
    Interest income                                    -- %        -- %        -- %        -- %
    Interest expense                                 (2.3)%      (2.4)%      (2.5)%      (1.9)%
    Other, net                                         -- %        -- %        -- %        -- %
                                                  -------     -------     -------     -------

    Income (loss) before benefit (provision)
       for income taxes                              (2.0)%     (22.4)%      (3.5)%      (4.5)%

    Benefit (provision) for income taxes             (4.4)%       7.5 %         - %       1.8 %
                                                  -------     -------     -------     -------
    Net income (loss)                                (6.4)%     (14.9)%      (3.5)%      (2.7)%
                                                  =======     =======     =======     =======


Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
DOLLARS IN THOUSANDS                                                1998                            1997
---------------------------------------------------------------------------------------------------------------------
Segment

Plasma   - Source                                            $30,579       52.1%             $31,280       59.2%
         - Specialty                                          11,788       20.1                9,843       18.7
         - Other (includes diagnostic products and
           services)                                           2,568        4.3                1,060        1.9
                                                         -------------  -------------   -------------  --------------
                                                              44,935       76.5               42,183       79.8
Drugs                                                         13,778       23.5               10,666       20.2
                                                         -------------  -------------   -------------  --------------
                  TOTAL                                      $58,713      100.0%             $52,849      100.0%
                                                         =============  =============   =============  ==============

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
DOLLARS IN THOUSANDS                                                1998                            1997
---------------------------------------------------------------------------------------------------------------------
Segment

Plasma   - Source                                            $97,273       54.5%            $100,099       59.9%
         - Specialty                                          33,127       18.6               40,395       24.2
         - Other (includes diagnostic products and
           services)                                           6,115        3.4                3,490        2.0
                                                         -----------    -------------   --------------   ------------
                                                             136,515       76.5              143,984       86.1
Drugs                                                         41,990       23.5               23,157       13.9
                                                         -----------    -------------   --------------   ------------
                  TOTAL                                     $178,505      100.0%            $167,141      100.0%
                                                         ===========    =============   ==============   ============



THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

SALES. Sales for the third quarter of 1998 increased by $5.9 million to $58.7 million compared to $52.8 million for the third quarter of 1997. Plasma sales increased due to a higher volume of specialty plasma sales, primarily anti-D and other high-margin products. This increase was offset by a decrease in source plasma revenues. Although shipments of source plasma increased, the overall decline in revenues was primarily due to lower prices under contracts which were negotiated in late 1997 when there was a general disruption in the plasma industry. Nabi also benefited from an opportunity to provide laboratory testing services for a plasma fractionator during the third quarter of 1998. Drug sales improved based on strong demand for WinRho SDF(TM) and Autoplex(R)T which more than offset a reduction in H-BIG(R) sales due to product supply constraints.

GROSS PROFIT MARGIN. Gross profit and related margin for the third quarter of 1998 was $16.2 million, or 27.6% of sales, compared to $9.5 million, or 17.9% of sales, in the third quarter of 1997. The substantial increase in gross profit and related margin resulted from a shift in product mix toward high-margin drug products and specialty plasma.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $7.4 million or 12.7% of sales, for the third quarter of 1998 compared to $7.0 million, or 13.2% of sales, in the third quarter of 1997. The expense increase resulted primarily from sales and marketing efforts directed toward increasing drug product sales. Selling, general and administrative expense as a percentage of sales decreased as a result of higher sales for the quarter.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $5.3 million, or 9.0% of sales, for the third quarter of 1998 compared to $4.6 million, or 8.7% of sales, in the third quarter of 1997. The higher spending related primarily to the advancement of clinical trials. During the third quarter of 1998, Nabi submitted its first Product License Application ("PLA") for a new formulation of H-BIG(R). In addition, Nabi has enrolled over 50% of the patients in its pivotal Phase III clinical trial of Nabi-StaphVAX(TM) and is currently in Phase I/II clinical studies using Nabi-Altastaph(TM) in low birth-weight neonates.

INTEREST EXPENSE. Interest expense for the third quarter of 1998 was $1.4 million, or 2.3% of sales, compared to $1.2 million, or 2.4% of sales, in the third quarter of 1997. The increase was primarily attributable to interest expense associated with higher average outstanding borrowings in 1998 as compared to 1997.

OTHER FACTORS. Provision for income taxes was $2.6 million in the third quarter of 1998. Since Nabi does not expect to be profitable for the full year, the tax benefit recorded during the first half of 1998 was reversed in the third quarter. The tax benefit for the third quarter of 1997 was $3.9 million and resulted from expected income tax refunds attributable to the carryback of net operating losses incurred in 1997, against prior years' taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

SALES. Sales for the nine months ended September 30, 1998 increased by $11.4 million to $178.5 million compared to $167.1 million for the nine months of 1997. The increase was primarily attributable to a substantial increase in drug sales based on a strong demand for all three of Nabi's marketed therapeutic products. This significant increase was reduced by an overall decline in plasma product sales. Although revenues for certain high-margin specialty plasma products, including anti-D plasma increased, this was offset by decreased market demand for other specialty plasmas. Source plasma shipments increased in 1998, but sales declined due to lower prices under contracts which were negotiated in late 1997 when there was a general disruption in the plasma industry. Revenues from laboratory testing services increased during 1998.

GROSS PROFIT MARGIN. Gross profit and related margin for the nine months of 1998 was $47.9 million, or 26.8% of sales, compared to $37.6 million, or 22.5% of sales, in the nine months of 1997. The increase in gross profit and related margin resulted from increased sales of high-margin drug products, offset by the effects of reduced margins on source plasma and diagnostic product sales. Gross profits and related margins on plasma product sales were adversely affected by several factors: lower contract prices, higher fees paid to donors to increase production to meet demand during a period of low unemployment, higher costs to meet new regulatory and quality requirements and certain expenses associated with process improvement initiatives within plasma operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $23.6 million, or 13.2% of sales, for the nine months of 1998 compared to $17.2 million, or 10.3% of sales, in the nine months of 1997. The increase resulted primarily from sales and marketing programs directed toward increasing drug product sales, costs associated with Nabi's restructuring efforts and incremental expenses in the first half of 1998 associated with the SAP information systems which were implemented in the third quarter of 1997.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $15.7 million, or 8.8% of sales, for the nine months of 1998 compared to $12.5 million, or 7.4% of sales, in the nine months of 1997. In 1998 these programs have been focused primarily on the advancement of clinical trials for Nabi-H-BIG(R), Nabi-StaphVAX(TM) and Nabi-Altastaph(TM).

ROYALTY EXPENSE. Royalty expense increased to $8.6 million or 4.8% of sales during the nine months of 1998, compared to $4.3 million, or 2.6% of sales, in the nine months of 1997 primarily due to increased sales of H-BIG(R) and WinRho SDF(TM) in 1998.

INTEREST EXPENSE. Interest expense for the nine months of 1998 was $4.6 million, or 2.5% of sales, compared to $3.2 million, or 1.9% of sales, in the nine months of 1997. The increase was primarily attributable to interest expense associated with higher average outstanding borrowings in the nine months of 1998 when compared to 1997.

OTHER FACTORS. There was no tax provision in 1998 since Nabi has incurred a pre-tax loss for the nine months of 1998 and does not anticipate profits for the year. During the nine months of 1997, the benefit for income taxes of $3 million results from expected income tax refunds attributable to the carryback of net operating losses incurred in 1997 against prior years' taxable income. The 1997 effective rate of 39.7% differs from the statutory rate primarily due to foreign trade income and a reduction in tax reserves established in prior periods, offset by the effect of non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, Nabi's credit agreement provided for a $45 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002, and a $5 million term loan due March 1999. Borrowings under the agreement were $34 million and additional availability was approximately $6.7 million at September 30, 1998. The credit agreement is secured by substantially all of Nabi's assets and requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of September 30, 1998, Nabi's current assets exceeded current liabilities by $47.2 million as compared to a net working capital position of $63.9 million at December 31, 1997. Cash and cash equivalents at September 30, 1998 was $680,000 compared to $3.9 million at December 31, 1997. The primary source of cash for the nine months of 1998 was from operations, including reductions in receivables and inventories and the collection of a significant refund of income taxes. Net cash provided by operating activities was $13.6 million representing an improvement of $43 million from the prior year. The primary uses of cash were capital expenditures and debt repayments.

Projected capital expenditures for the remainder of 1998 include deferred validation costs, including capitalized interest for manufacturing facilities, development of information systems, and plasma center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for the remainder of 1998.

YEAR 2000

During 1997, the Company implemented a current version of SAP software. This system is used for most computer processing related to purchasing, accounts payable, invoicing, accounts receivable, inventory, fixed assets and financial reporting. The vendor of this software has advised Nabi that this system is Year 2000 compliant.

During the third quarter of 1998, Nabi established a cross-functional team to coordinate the Company's efforts in addressing year 2000 issues beyond SAP. These efforts are focused in four major areas: information systems, equipment, other systems and third party supplier and customer relationships.

The Company's program to address Year 2000 preparedness has four overlapping phases: (1) the identification and assessment of business critical systems, equipment and business relationships, (2) the testing of year 2000 readiness for internal systems and equipment and the inquiry/audit of year 2000 readiness for third party suppliers and customers, (3) the renovation or replacement of systems, equipment or business relationships that that will not be year 2000 compliant, including re-testing as required, and finally, (4) contingency planning to mitigate the potential effect of issues which may be so deeply embedded in systems, equipment and processes that they are beyond the Company's ability to identify and control.

As of the end of the October 1998, Nabi had completed all major elements of its project planning and the assessment of internal information systems and applications. Assessment of other equipment and systems is targeted for completion during the fourth quarter of 1998 and the inquiry/audit of third party suppliers and customers is expected to be completed by March, 1999. Testing is planned for completion by the end of March 1999 and any renovations or replacements are targeted for completion by June, 1999. Nabi's goal is to complete any required validation of changes to systems, equipment or processes and contingency planning by the end of the third quarter of 1999.

The Company will utilize both internal and external resources in its year 2000 efforts. The additional cost to achieve year 2000 compliance is currently estimated at $2 to $5 million dollars, including expense and capital expenditures, not all of which are incremental to the Company's operations. These expenditures will primarily be incurred during 1999.

The Company's efforts in these areas are ongoing. At this time, based on the work completed to date, Nabi believes that its software, equipment and other systems are year 2000 compliant or that it will be able to renovate or replace, in a timely manner, any element, which if not year 2000 compliant could be expected to have a significant, adverse effect on our ability to deliver products or services. There can be no assurance that the Company's efforts will be successful. If they are not, the Company's operations or financial condition may be materially and adversely affected.

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

In addition, Nabi is a co-defendant with various other parties in numerous suits filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. The claims against Nabi are based on negligence and strict liability. The defendants include Bayer Corporation, Armour Pharmaceutical Company, Rhone-Poulenc Rorer, Inc., Baxter Healthcare Corporation, Alpha Therapeutic Corporation and The National Hemophilia Foundation. A national settlement involving most of the plaintiffs is pending.

Nabi denies all claims against it in these suits and intends to defend the cases vigorously. Nabi believes that any such litigation will not have a material adverse effect on its business, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit

         10.33    Employment Agreement dated August 1, 1998 between
                  Dr. Robert B. Naso and Nabi................................16

         27       Financial Data Schedule (for SEC use only).

b. Reports on Form 8-K:

         None

Nabi
--------------------------------------------------------------------------------
                                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Nabi




Date: November 13, 1998       By:  /s/ THOMAS H. MCLAIN
                                   ---------------------------------------------
                                   THOMAS H. MCLAIN
                                   Senior Vice President, Corporate Services and
                                       Chief Financial Officer