Form 10-K
period 1998-12-31
NABI /DE/
filed 1999-03-31
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998
                         ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from __________________ to __________________


Commission file number        0-4829-03
                      ------------------------------


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

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 25, 1999, 34,913,623 shares of common stock were outstanding, of which 33,438,972 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $125,396,145 based on the closing price per share of such common stock on such date as reported by the Nasdaq National Market.

                       Documents Incorporated by Reference

        Portions of Nabi's definitive Proxy Statement for its annual meeting of shareholders which Nabi intends to file within 120 days after the end of Nabi's fiscal year ended December 31, 1998 are incorporated by reference into Part III hereof as provided therein.

NABI
--------------------------------------------------------------------------------
                                                                          PART I

ITEM 1.       BUSINESS

OVERVIEW
--------
Nabi(R) (the "Company") is a fully integrated biopharmaceutical company that develops and commercializes pharmaceutical products used for the prevention and treatment of infectious diseases and immunological disorders. On March 25, 1999, the Company announced that its Biologics License Application ("BLA") for Nabi-HB(TM), was approved by the Food and Drug Administration ("FDA"). Nabi's current pharmaceutical product portfolio includes WinRho SDF(TM) and Autoplex(R)T, which have also been approved by the FDA. In addition, the Company has an extensive pipeline of products under development. Currently five of Nabi's pharmaceutical products are in clinical trials. The Company is also one of the largest collectors and suppliers of non-specific and specialty antibody products (source and specialty plasma) in the world. Nabi collects these products from an extensive donor base in the United States. Some of these antibodies are used in the manufacture of Nabi's pharmaceutical products. Most are supplied to other pharmaceutical companies for the manufacture of numerous products used throughout the world. The mission of the Company is simple - to focus its competitive advantages in technology, facilities, people and markets to deliver products to prevent and treat life-threatening conditions.

During 1998, Nabi's management determined that certain restructuring initiatives were necessary to sharpen the Company's focus and to improve overall profitability and cash flow. As part of this process, management and the Board of Directors re-examined each of the Company's business segments with a view towards strategic optimization. While sales of non-specific antibody products were essentially even year over year, there was considerable margin pressure in this segment of the Company's business. To address this problem, the Company decided to pursue a shift in its revenue mix towards higher margin specialty antibody products and to streamline its production of non-specific antibodies. During 1999, certain antibody collection centers in the United States and the Company's four centers in Germany will be sold or closed. United States donors are expected to transfer to nearby Nabi centers or Nabi will seek to increase production at other lower-cost antibody collection facilities.

Nabi also determined its own product development spending needs to be focused on clinical trials and marketing programs for currently marketed and late development stage pharmaceutical products. The Company will actively pursue strategic alliances to support additional product development activities. As a result of these decisions, the Company will decrease its rate of internal spending on preclinical research activities in 1999 and reduced staff accordingly at its Rockville, Maryland facility in February 1999.

PRODUCTS
--------
CURRENTLY MARKETED PHARMACEUTICAL PRODUCTS

Revenue generated by Nabi's pharmaceutical products has grown almost six-fold since 1994. Sales of these products totaled $55 million in 1998 representing a 60% increase over 1997 levels ($34.5 million). In 1998, pharmaceutical products accounted for more than 20% of the Company's total revenues and approximately 70% of the Company's gross margin. Nabi marketed three pharmaceutical products during 1998 and 1997. Nabi sold the last of its H-BIG(R) product inventory in the third quarter of 1998. This product has been replaced by the Company's internally developed Nabi-HB(TM), which was approved by the FDA in March, 1999. Nabi's currently marketed pharmaceutical products are described below:

Nabi-HB(TM)

According to the U.S. Center for Disease Control and Prevention ("CDC"), viral hepatitis ranks third as a reportable disease, surpassed only by venereal diseases and chickenpox. Approximately one third of all viral hepatitis cases are reported as hepatitis B. The hepatitis B virus ("HBV") is a major health concern globally as it now affects approximately 300 million people worldwide. Hepatitis B is 100 times more infectious than the human immunodeficiency virus ("HIV"). The CDC estimates that in the United States alone there are one to two million chronic hepatitis B carriers, 300,000 new hepatitis B infections per year, 22,000 babies born to hepatitis B positive mothers and 5,000 individuals who die from hepatitis B or its complications annually.

Nabi-HB(TM) is a human polyclonal antibody product to be used to prevent hepatitis B following exposure to the disease by sexual or household exposure, blood transfusion or accidental ingestion, or by transmission from a hepatitis B antigen-positive mother to a newborn. Nabi launched the product immediately upon receipt of FDA approval in March, 1999. Cangene Corporation ("Cangene") currently manufactures Nabi-HB(TM) for the Company.

Additionally, in November 1998, Nabi filed an expanded access Investigational New Drug application ("IND") for the use of Nabi-HB(TM) to prevent the infection of transplanted livers in patients with HBV. Nabi is manufacturing a hepatitis B immune globulin in its Boca Raton manufacturing facility. This product is currently in clinical studies.

WinRho SDF(TM)

Immune Thrombocytopenia Purpura ("ITP") is an autoimmune disease which manifests itself in abnormally low platelet levels (Thrombocytopenia) resulting in bleeding tendencies. The term purpura refers to the appearance of large purple patches on the body caused by bleeding into the skin and mucous membranes. In ITP, the body's immune system produces antibodies that attach to platelets causing them to be removed from circulation, primarily by the spleen. Because platelets are required for blood clotting, as platelet counts decrease, the incidence of bleeding episodes increase. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life threatening. In the United States, experts estimate that there are 50 per 1,000,000 childhood cases of ITP and 60 per 1,000,000 adult cases of ITP annually. In children, the disease is usually acute in onset and is often resolved in six months. In adult ITP, the onset is insidious and rarely resolves itself spontaneously. Additionally, ITP is more common in females than males. ITP can occur as either a primary disease, with an associated condition or secondary to another underlying disease such as HIV or Lupus.

WinRho SDF(TM) is a human polyclonal antibody product approved for the treatment of ITP and for the suppression of Rh isoimmunization. WinRho SDF(TM) has been designated as an Orphan Drug for the treatment of ITP. Nabi began exclusive marketing of WinRho SDF(TM) in the United States in mid-1995 under a license and distribution agreement with Cangene Corporation. Nabi is currently conducting several Phase IV clinical studies involving WinRho SDF(TM), including(a) a comparison of WinRho SDF(TM) versus IVIG for the treatment of ITP, (b) an evaluation of WinRho SDF(TM) in the treatment of ITP during pregnancy, and (c) a comparison of WinRho SDF(TM) versus routine care with Prednisone followed by splenectomy in the management of ITP. See also "Strategic Alliances" and "Government and Industry Regulation-Orphan Drug Act."

AutoPlex(R)T

Hemophilia is a blood disorder characterized by a lack of a particular functional coagulation factor. In the case of hemophilia A, the deficient factor is Factor VIII. Physicians typically treat hemophilia by replacing the deficient factor with factor from outside sources. In most cases, replacement therapy is effective in stopping bleeding episodes. However, the treatment of hemophilia A is complicated when an inhibitor or antibody is produced in response to outside sources of Factor VIII. These inhibitors combine with the infused Factor VIII and neutralize its activity.

AutoPlex(R)T is a complex blood coagulation factor used to treat hemophilia A patients who have developed inhibitors to Factor VIII. AutoPlex(R)T "bypasses" the Factor VIII requirement for clotting by stimulating other components of the coagulation process. Nabi acquired exclusive rights for AutoPlex(R)T in the United States, Canada and Mexico from Baxter Healthcare Corporation ("Baxter") in May 1997.


MARKETED ANTIBODY PRODUCTS

Non-specific Antibodies

Nabi is one of the world's largest suppliers of human non-specific antibody products (source plasma) to the pharmaceutical and diagnostic industries. In 1998, Nabi derived revenues of $133.1 million from sales of non-specific antibodies. This was virtually even with 1997 levels of $135.3 million. Sales of non-specific antibodies in 1998 accounted for 55% of total Company revenues, a 4% decrease from 1997 levels, reflecting the increasing revenue contribution from pharmaceutical products discussed earlier.

Among other uses, non-specific antibodies are used to manufacture intravenous immune globulin ("IVIG") that helps the body to fight infections and assists in the treatment of bone marrow transplantation, B cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies.

Specialty Antibodies

During 1998, sales of specialty antibodies (specialty plasma) were $55.0 million, a 7% decrease from 1997 sales of $59.0 million. Certain high-margin specialty antibody product sales increased during 1998, such as anti-D and hepatitis B, but were more than offset by a reduction in sales of other lower-margin specialty antibodies for tetanus, cytomegalovirus ("CMV") and respiratory syncytial virus ("RSV"). Specialty antibody sales in 1998 accounted for 23% of the Company's total revenue, a 3% decrease from 1997 levels.

These products are derived from plasma that contains high concentrations of specific antibodies. They are used primarily to manufacture hyperimmune globulins that can bolster the immunity of patients to help fight a particular infection or to treat certain immune system disorders. This includes products to prevent or treat exposure to hepatitis A and B, CMV, and rabies and products to treat ITP and Rh incompatibility. Specialty antibodies are also used to develop diagnostic products.

Nabi identifies potential specialty antibody donors through screening and testing procedures. Nabi also has developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. Through Nabi's nationwide operations and access to its large and diverse donor base of approximately 275,000 individuals, Nabi believes it has a strategic advantage in its ability to collect specialty antibodies.

Nabi's principal specialty antibody products include:

 * ANTI-D. Anti-D antibodies have long been used to prevent Rh-D immunization in Rh negative women and subsequent hemolytic disease ("blue baby disease") in Rh positive infants. Antibodies collected from donors who have high anti-D levels are used to make products to protect the infant (Rh isoimmunization) and treat ITP in children and adults. Nabi has proprietary donor stimulation and management programs that enhance its ability to increase collection of anti-D antibodies.

 * HEPATITIS B ANTIBODIES. Antibodies to HBV are used to manufacture hepatitis B immune globulin therapeutic products that provide passive immunity against HBV. The specialty antibodies collected by Nabi are also used to produce Nabi-HB(TM), the Company's hepatitis B pharmaceutical product. Nabi believes that its proprietary donor stimulation and donor management programs generally allow Nabi to produce anti-hepatitis B antibodies having a higher concentration and broader specificity than competing products.

 * CMV ANTIBODIES. By screening its large donor population, Nabi can identify individuals with high concentrations of CMV antibodies, and can supply these antibodies to manufacturers to enhance intravenous immune globulin products and to produce CMV-specific immune globulin therapeutic products.

 * RABIES ANTIBODIEs. Rabies antibodies are used by manufacturers to make therapeutic products that provide a short-term protective antibody immunity to patients exposed to the rabies virus.


RESEARCH AND DEVELOPMENT PRODUCT PIPELINE

The use of human antibody products increased in the mid-1980's as a result of the development of intravenous formulations that made administration of larger therapeutic doses practical for a broad range of specific diseases. As a result, antibody therapy (also known as passive immunization) has become a growing part of medical practice. Nabi is developing additional pharmaceutical products for the prevention and treatment of infectious diseases and their associated complications through the activation and targeting of the human immune system. Nabi is focusing the major portion of its efforts on products that contain a rich mixture of specific antibodies produced naturally by healthy human donors or stimulated through immunization. These highly purified, human polyclonal antibody-based products are administered to provide passive immunity against infection in immune-compromised patients who cannot respond to a vaccine or in patients who are at immediate risk and therefore do not have time to mount their own antibody response through vaccination.

Nabi is also developing vaccines to be used as immunizing agents in donors for the production of antibody products or as stand-alone vaccines for long-term protection against infection in at risk populations. Nabi is initially concentrating these development efforts on vaccines for bacterial infections, particularly those infections that are hospital acquired (nosocomial infections) or associated with chronic disease. Nabi believes there also may be areas outside of infectious diseases, for example, in the prevention and treatment of nicotine addiction, where its conjugate vaccine technologies may also be applied successfully.

Nabi-StaphVAX(TM) and Nabi-Altastaph(TM)

The World Health Organization ("WHO") estimates that more than 17 million people die of infectious disease each year. According to the CDC, the mortality rate for infectious disease increased approximately 60% between 1980 and 1992. In the early 1980's, the majority of hospital-acquired bloodstream infections were due to Gram-negative bacteria such as E. COLI and P. AERUGINOSA. However, by 1989, the combined incidence of Gram-positive infections in the bloodstream such as, STAPHYLOCOCCUS AUREUS and S. EPIDERMIDIS had increased over 5-fold to a level twice that of Gram-negative infections. The trend is expected to continue.

Over the past two decades, infectious disease experts have become increasingly concerned about the emerging Gram-positive bacterial resistance to contemporary antibiotics, coupled with the increasing prevalence of organisms having greater virulence. It is currently estimated that up to 40% of S. AUREUS and more than 80% of S. EPIDERMIDIS are methicillin-resistant. Of greater concern is the fact that a number of infections caused by another Gram-positive pathogen, ENTEROCOCCUS, are resistant to all antibiotics including vancomycin.

Further, for the first time in history, isolates of S. AUREUS with reduced sensitivity to vancomycin have been identified in the United States and in Japan. Resistance of a clinical S. EPIDERMIDIS isolate to vancomycin has also been reported. If vancomycin resistance is broadly transferred to S. AUREUS and
S. EPIDERMIDIS, many clinicians fear a return to the pre-methicillin/vancomycin era of the 1950's and 1960's when staphylococcal infections were generally fatal. Adding to the gravity of the situation, drug resistant isolates have moved from the hospital into the community, threatening those most at risk - the young and the elderly.

Nabi is developing two products for the prevention and treatment of S. AUREUS infections. Nabi-StaphVAX(TM) is a capsular polysaccharide-based glycoconjugate vaccine which targets the two S. AUREUS serotypes (Type 5 and Type 8) responsible for over 85% of S. AUREUS infections. This bivalent vaccine is based on patented vaccine technology in-licensed by Nabi from the National Institute of Health ("NIH"). See also "Strategic Alliances". Nabi-StaphVAX(TM) seeks to induce specific antibodies in vaccinated individuals that bind to and help kill invading S. AUREUS bacteria. The second product, Nabi Altastaph(TM) is a specific human antibody-based product that contains high levels of antibodies against S. AUREUS Type 5 and Type 8. It is manufactured from specialty antibodies produced by immunizing healthy donors with Nabi-StaphVAX(TM).

Nabi StaphVAX(TM) and Nabi-Altastaph(TM) rely on completely different mechanisms of action than those of systemic antibiotics and it is believed, based on preclinical data, that these products will be effective against even antibiotic resistant strains of S. AUREUS. In addition, since vaccines and antibodies present a different mechanism of action from that of antibiotics, Nabi is attempting to demonstrate that concurrent use of Nabi-StaphVAX(TM) or Nabi-Altastaph(TM) and antibiotics will act synergistically, or additively, to combat infection and may reduce the appearance of additional antibiotic resistant strains of bacteria in the future.

Nabi-StaphVAX(TM) is being developed for patients who are at long term, high risk of infection and who are immunocompetent and thus able to respond to a vaccine. The initial clinical target is hemodialysis patients with end stage renal disease ("ESRD") who are at high risk of S. AUREUS infections due to their vascular access grafts. Other potential clinical targets for Nabi-StaphVAX(TM) include: (a) at risk patients such as the elderly who are expected to have long stays in medical or extended care facilities; (b) patients undergoing planned surgery who can be vaccinated in advance and in whom staphylococcal infections can have serious consequences; and (c) prosthetic surgery and vascular graft patients whose implants are at long-term risk of staphylococcal infections. Nabi-StaphVAX(TM) is currently in a Phase III pivotal trial in ESRD patients on hemodialysis. Nabi intends to establish a correlate of protection based on population antibody titers to expand the clinical indications for this vaccine beyond the Phase III trial's patient population.

In contrast to Nabi-StaphVAX(TM), which is intended to provide long-term immunological protection, Nabi-Altastaph(TM) is designed to provide immediate, on demand protection for patients who are at high, short-term risk of infection or who are immunocompromised and cannot respond effectively to a vaccine. This type of prophylactic treatment is likely to be cost effective because a single dose of intravenously administered human polyclonal antibodies persists in the bloodstream for several weeks, and may be sufficient to provide protection for the entire risk period. High-risk populations include low birth weight newborns, trauma patients and emergency surgical patients. Nabi-Altastaph(TM) is currently in a Phase I/II trial in neonates to determine its safety and pharmacokinetics. In addition, Nabi plans to evaluate Nabi-Altastaph(TM) as a therapeutic drug for the treatment of diagnosed S. AUREUS infections. Clinical studies of Nabi-Altastaph(TM) in shock-trauma patients in hospital-intensive care units are in the planning stages.

Previous studies using either rats or mice in several different bacterial challenge modes have demonstrated the efficacy of active immunization with Nabi-StaphVAX(TM) and passive immunization with

Nabi-Altastaph(TM). In the prophylactic settings studied, antibodies to Nabi-StaphVAX(TM), whether actively acquired (through vaccination) or passively acquired (through the use of Nabi-Altastaph(TM)), conferred statistically significant protection against the relevant S. AUREUS challenge strains. In human clinical trials to date, Nabi-StaphVAX(TM) has been shown to be safe and immunogenic.

Recently, Nabi identified a serotype of S. AUREUS, named type 336, that accounts for over 90% of non-type 5 and non-type 8 S. AUREUS clinical infections (about 10-12% of all clinically significant S. AUREUS infections). The Company has identified, purified and characterized a polysaccharide from type 336 S. AUREUS and has prepared a glycoconjugate vaccine that is capable of protecting animals from challenge with clinical isolates of this serotype. During 1998, Nabi was issued a patent on a S. AUREUS 336 antigen, vaccines made from that antigen, and antibodies reactive to the antigen. Subsequent generations of Nabi-StaphVAX(TM) are expected to contain type 336 antigen in addition to type 5 and type 8 antigens. A prototype of this trivalent vaccine against S. AUREUS is currently in studies in dairy cattle under a Cooperative Research and Development Agreement ("CRADA") with the U.S. Department of Agriculture. The veterinary applications of Nabi-StaphVAX(TM) are of interest since S. AUREUS is a major cause of mastitis in dairy cattle worldwide.

STAPHYLOCOCCUS EPIDERMIDIS and ENTEROCOCCUS SPP. are the next most clinically common Gram-positive nosocomial bacterial infections after S. AUREUS. Nabi intends to extend coverage to these two Gram-positive bacteria in subsequent generations of Nabi-StaphVAX(TM) and Nabi-Altastaph(TM). The Company has filed patent applications on selected enterococcal antigens and in 1998 was issued a patent for a protective S. EPIDERMIDIS antigen that it intends to include in a combination vaccine. From 1996 to 1998 these bacterial antigens have been undergoing preclinical testing and process development. These activities have shown that antibodies to these antigens are protective in animal models and facilitate killing of bacteria by white blood cells (a process called opsonophagocytosis).

Nabi is currently in discussions with potential corporate partners to assist in the development of Nabi-StaphVAX(TM), Nabi-Altastaph(TM) and the related combination vaccines and antibody products described above.

Nabi-Civacir(TM)

Nabi-Civacir(TM) is a human antibody product derived from screened donors. It contains antibodies that are neutralizing to hepatitis C virus ("HCV"). Nabi intends to develop Nabi-Civacir for post-exposure prophylaxis of HCV, the prevention of HCV reinfection of transplanted livers in patients and ultimately for the treatment of certain stages of chronic HCV infections. Management believes that approximately 40% to 50% of liver transplants are due to complications resulting from chronic HCV infections. HCV has significant economic impact because it causes chronic infections in a large percentage of those infected and results in significant morbidity and mortality in later stages of the disease. HCV infection also contributes to frequent hospitalizations when it occurs in liver transplant patients. There are four million individuals in the United States and more than 170 million individuals worldwide infected with HCV.

In 1998, Nabi initiated a series of chimpanzee studies of Nabi-Civacir(TM) in collaboration with the CDC under a CRADA. The results from these animal studies suggest that the elevated level of anti-HCV in serum maintained by multiple infusions of Nabi-Civacir(TM) may be associated with the elimination of virus from the blood, prevention of acute hepatitis and the possible elimination of HCV antigen from liver cells after experimental HCV infection. Nabi is currently in discussions with potential corporate partners to assist in the development of Nabi-Civacir(TM).

Nabi-NicVAX(TM)

The use of tobacco products has been associated with increased risk of heart and lung disease and cancer worldwide. Addiction to nicotine as a result of tobacco use has been identified as one of the major factors that prevent cigarette smokers and other tobacco users from giving up this life-threatening activity. Nabi has begun development of Nabi-NicVAX(TM), a vaccine against nicotine that is intended to be used to prevent and treat nicotine addiction. Prototypic versions of the vaccine have been shown to induce high titers of nicotine-specific antibodies in vaccinated animals. Studies evaluating the ability of the vaccine to prevent entrance of nicotine into the brain and to modify animal behavior in response to nicotine were conducted during 1998 and have generated positive preliminary results. Nabi believes that a nicotine vaccine that raises high titered, highly specific antibodies that bind to nicotine with high affinity can also prevent nicotine addiction in humans by blocking nicotine from reaching drug receptors in the brain. The Company also believes that Nabi-NicVAX(TM) can be an effective product for those attempting to give up tobacco by helping to prevent relapse into continued nicotine use. The Company has filed a patent application on Nabi-NicVAX(TM) and its uses to prevent and treat nicotine addiction. Nabi is currently in discussions with potential corporate partners to assist in the development of Nabi-NicVAX(TM).

RENs

Nabi has exclusively licensed from the University of Maryland a novel, proprietary, platform technology which permits the synthesis of so-called Ring Expanded Nucleoside ("RENs") and Nucleotide ("RENt") analogs with the potential for antiviral and anti-tumor cell activity. Using this technology, a number of active compounds have been prepared by Nabi through its collaboration with the University under a series of Maryland Industrial Partnership ("MIPS") grants. A lead compound, Nabi 3700.001, has been selected for further development. This drug has been initially shown to have an acceptable toxicity profile and to have good anti-viral activity and specificity against hepatitis B virus IN VITRO. In 1998, the University of Maryland was issued a U.S. patent with claims encompassing the composition and synthesis of RENs and RENt compounds; these patent rights have been assigned to Nabi. See also "Strategic Alliances". Nabi is currently in discussions with potential corporate partners to assist in the development of the RENs technology.

The following is a summary of Nabi's currently marketed products and products under development:

==================================================================================================================================
        PRODUCTS                 INDICATIONS OR POTENTIAL APPLICATIONS                               STATUS
==================================================================================================================================
NABI-HB(TM)             Post exposure prevention of hepatitis B infection                 CURRENTLY MARKETED and planned
                                                                                          Phase IV clinical trials

                        Prevention of hepatitis B virus reinfection in                    Phase II clinical trials &
                        liver transplant patients                                         expanded access to transplant
                                                                                          patients under IND.

WINRHO SDF(TM)          Treatment of ITP                                                  CURRENTLY MARKETED and in Phase IV
                                                                                          clinical trials

AUTOPLEX(R)T            Treatment of hemophilia patients with                             CURRENTLY MARKETED
                        inhibitors to Factor VIII

==================================================================================================================================


==================================================================================================================================
NON-SPECIFIC ANTIBODIES   Intermediate for production of                              CURRENTLY MARKETED as
                          non-specific antibodies (i.e., standard IVIG)               bulk intermediate products

SPECIALTY                 Intermediate for production of specific                     CURRENTLY MARKETED as
ANTIBODIES                antibodies (e.g., tetanus, rabies, HBV                      bulk intermediate products
                          and anti-D antibodies)

NABI-STAPHVAX(TM)         Prevention and treatment OF S. AUREUS infections;           In Phase III clinical trials in
                                                                                      ESRD patients on hemodialysis

                          Next generation products also address                       In preclinical development
                          S. EPIDERMIDIS and Enterococcal infections

NABI-ALTASTAPH(TM)        Prevention OF S. AUREUS infections;                         In Phase I/II clinical trials
                                                                                      in premature infants

                          Next generation products to also address                    In preclinical development
                          S. EPIDERMIDIS and Enterococcal infections

NABI-CIVACIR(TM)          Prevention of hepatitis C virus-reinfection                 In preclinical development
                          in liver transplant patients,
                          post- exposure prophylaxis & treatment of chronic
                          hepatitis C virus infection

NABI-NICVAX(TM)           Prevention and treatment of nicotine                        In research
                          addiction associated with tobacco use

RENS                      Treatment of viral infections                               In research

                          Treatment of cancer                                         In research

==================================================================================================================================


STRATEGIC ALLIANCES
-------------------

Nabi is actively pursuing strategic alliances to assist in the development of its product pipeline. The Company's current key strategic alliances are discussed below.

CANGENE CORPORATION

Under a license and distribution agreement with Cangene, has exclusive marketing rights for, and shares in the profits from sales of WinRho SDF(TM) in the United States. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF(TM) to support such sales. The Cangene agreement terminates in 2005, and requires Nabi among other things, to meet specified sales goals or make specified payments to Cangene in order to maintain exclusivity.

During 1997, Nabi entered into an agreement with Cangene with respect to the manufacture of Nabi-HB(TM). See also "Supply and Manufacturing - Pharmaceuticals". In addition, Cangene has exclusive marketing rights for Nabi-HB(TM) in Canada provided it meets specified sales goals. Nabi shares in the profits from sales of Nabi-HB(TM) in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB(TM) is co-extensive with the terms of the manufacturing agreement for Nabi-HB(TM).

OTHER LICENSES

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

CUSTOMER RELATIONSHIPS
----------------------

Nabi sells its pharmaceutical products to wholesalers, distributors, and home healthcare companies and sells its antibody products to pharmaceutical and diagnostic manufacturers, most of which have been customers of Nabi for many years.

Customers to which sales exceeded 10% of Nabi's annual consolidated sales in the last three fiscal years ending December 31, 1998 were: Baxter and Bayer Corporation ("Bayer") in 1998; Bayer and Baxter in 1997; Baxter, Bayer and Biotest Pharma GmbH ("Biotest") in 1996. Aggregate sales of antibody products to these customers were approximately $89 million, $93 million and $107 million, or 37%, 41% and 45% of total sales for the years ended December 31, 1998, 1997 and 1996, respectively.

Nabi generally sells its antibody products under contracts ranging from one to five years that allow for annual pricing renegotiations. Pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract year and fixed for that year, but generally does provide for price increases/decreases to reflect changes in customer specifications and new governmental regulations. Consequently, Nabi's profit margins may be adversely or beneficially affected if changes in the cost of collecting antibody products rise or fall during the year.

SUPPLY AND MANUFACTURING
------------------------

PHARMACEUTICAL PRODUCTS

Nabi has completed construction of a biopharmaceutical manufacturing facility that is designed to allow the Company to manufacture, formulate, process and package pharmaceutical products. Nabi anticipates completion of all requisite validation studies and clinical trials by the end of 1999 and submission of a BLA for the facility to produce pharmaceutical products subsequently thereafter.

In 1997, Nabi entered into an agreement with Cangene under which Cangene manufactures Nabi-HB(TM) for the Company. This agreement with Cangene has a three year term that commenced on the date Nabi received FDA approval to market Nabi-HB(TM), although either party may terminate the agreement upon 12 months notice. Nabi collects and supplies the specialty antibodies necessary for the manufacture of Nabi-HB(TM).

Nabi is required to purchase its requirements of WinRho SDF(TM) from Cangene which has granted Nabi exclusive marketing rights to the product in the United States, under an agreement which terminates in 2005.

In 1997, Nabi acquired from Baxter the exclusive rights to AutoPlex(R)T in the United States, Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex(R)T until May 2000 or at such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after Nabi receives approval from the FDA to manufacture AutoPlex(R)T. The FTC could require Nabi to return to Baxter Nabi's rights to AutoPlex(R)T if Nabi does not obtain FDA approval to manufacture the product by May 2000 or to a later date agreed to by the FTC. If Baxter thereafter sells these rights, Nabi and Baxter will share equally the proceeds of any such sale and under certain circumstances Baxter will be required to make a specified payment to Nabi.

Nabi manufactures its clinical supplies of products under development at its facilities in Boca Raton and Miami, Florida and Rockville, Maryland.

ANTIBODY COLLECTION PROCESS

Nabi currently collects and processes antibody products from 69 collection centers located across the United States and Germany. Each Nabi-owned United States center is licensed and regulated by the FDA. Most of Nabi's centers are located in urban areas and many are near universities and military bases. Prospective donors are required to complete an extensive medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, antibodies are collected from suitable donors by means of a process known as plasmapheresis. As described earlier, during the fourth quarter of 1998, Nabi decided to sell or close a number of its antibody collection centers in the U.S. and the Company's four centers in Germany.

PATENTS AND PROPRIETARY RIGHTS
------------------------------

Nabi's continued success will depend, in part, on its abilities to obtain and protect patent rights, trade secrets and other intellectual property. Nabi has acquired title or licenses to a number of patents or patent applications and has filed ten patent applications of its own. See also "Factors to Be Considered - Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights".

GOVERNMENT AND INDUSTRY REGULATION
----------------------------------

The collection, processing and sale of Nabi's products as well as its research, preclinical development and clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries, including England, Germany and Australia. Domestically, the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of Nabi's products.

PHARMACEUTICAL PRODUCTS

Human polyclonal antibody products currently are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the United States generally include preclinical studies and the filing of an Investigational New Drug ("IND") application with the FDA, which must be accepted by the FDA before human clinical studies may commence. After human clinical studies, the FDA must approve a BLA. In addition to obtaining FDA approval for each product, the FDA must approve the manufacturing facilities for the product. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved.

Preclinical studies are conducted on laboratory animals to evaluate the potential efficacy and safety of a product. The results of preclinical studies are submitted as part of the IND application, which must be approved by the FDA before human clinical trials may begin. The initial human clinical evaluation called Phase I trials, generally involve administration of a product to a small number of normal healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. The results of all trials are submitted in the form of a BLA for approval to commence commercial sales. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

For BLA approval, the FDA requires, among other things, that the prospective manufacturer's methods conform to the agency's Good Manufacturing Practice ("cGMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

ANTIBODY PRODUCTS

The collection, storage and testing of antibody based products is regulated by the FDA. Any person operating a plasma collection facility in the United States must have an Establishment License Application ("ELA") and individual Product License Application ("PLA") issued by the FDA and each center must be inspected and approved by the FDA. In the future, the ELA and PLA will be replaced by a single application, the BLA. Nabi holds Establishment Licenses and Product Licenses issued by the FDA covering all Nabi-owned collection centers located in the United States. In addition, collection centers require FDA approval to collect each specialty antibody. Nabi is also subject to and is required to be in compliance with applicable regulatory requirements in foreign countries where it exports products.

Nabi continually pursues its commitment to quality and compliance with applicable FDA regulations and other regulatory requirements through its own internal training and quality assurance programs. As part of its commitment to quality, Nabi has embraced the Quality Plasma Program ("QPP") which was initiated by the American Blood Resources Association, an industry group that establishes standards for plasmapheresis centers. QPP imposes standards for plasmapheresis centers in addition to those presently required by the FDA. QPP certification is proving increasingly significant, because many customers will only purchase antibodies that have been collected in QPP certified centers. All of Nabi's domestic-owned centers are QPP certified centers.

ORPHAN DRUG ACT

Under the Orphan Drug Act, the FDA may designate a product as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the United States, or, if victims of a disease number more than 200,000, for which the sponsor establishes that it does not realistically anticipate its product sales in the United States will be sufficient to recover its costs. If a product is designated an Orphan Drug, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first BLA approved for a given drug for its use in treating a given rare disease may receive marketing exclusivity. WinRho SDF(TM) has received Orphan Drug protection for the treatment of ITP. See also "Factors to Be Considered - Uncertainty of Orphan Drug Designation".

OTHER

Nabi's Miami-based FDA-approved testing laboratory is licensed by the State of Florida Department of Health and Rehabilitative Services, and the states of Maryland, New York, Pennsylvania and West Virginia. The laboratory is licensed pursuant to Medicare regulations and regulations of the U.S. Health Care Finance Administration's Clinical Laboratory Improvement Act of 1988.

COMPETITION
-----------

Nabi believes that Nabi-HB(TM) will be able to achieve a significant share of the domestic market and that Nabi's access to the vaccines and specialty antibodies necessary for the manufacture of Nabi-HB(TM) will allow it to maintain its market share. See also "Supply and Manufacturing - Pharmaceutical Products".

Nabi believes that WinRho SDF(TM) has a significant and growing share of the domestic market for ITP treatment. Competing therapeutic modalities include the use of steroids; intravenous immune globulins ("IVIG"); and splenectomy (a surgical procedure to remove the spleen). Each of these therapies has significant drawbacks associated with its use, and Nabi believes that WinRho SDF(TM) can be used for long-term treatment of chronic ITP. WinRho SDF(TM) costs less and requires less time to administer versus intravenous immune globulin. WinRho SDF(TM) presents no surgical risks compared to splenectonomy and has consistently demonstrated its ability to elicit a platelet response when compared to the alternative ITP therapies. WinRho SDF(TM) is also designed to suppress Rh isoimmunization. There are competitive therapeutic products licensed for Rh isoimmunization indications in the United States, however these products are administered intermuscularly ("IM") compared to WinRho SDF(TM) which is administered intravenously ("IV"). These products are typically less expensive than WinRho SDF(TM) and, as a result, Nabi does not anticipate significant sales of WinRho SDF(TM) for Rh isoimmunization.

Autoplex(R)T competes in the anti-inhibitor segment of the hemophilia A marketplace. Autoplex(R)T and other competitive agents are used to treat patients that have developed inhibitors (an immunity) to Factor VIII, the standard therapy for people suffering from hemophilia A. There are two pharmaceutical products currently on the market that compete with AutoPlex(R)T.

Nabi and other independent suppliers of antibody products, sell these products principally to pharmaceutical companies that process this raw material into finished products. Although these pharmaceutical companies generally own plasmapheresis centers, in the aggregate they purchase a substantial portion of their antibody requirements from independent suppliers. There is competition among these independent suppliers. Nabi attempts to compete for sales by maintaining competitive pricing and by providing customers with high-quality products and superior customer service. Management believes Nabi has the ability to continue to compete successfully in these areas.

Nabi competes for donors with pharmaceutical companies which obtain antibodies for their own use through their own collection centers, other commercial collectors of antibody products, and non-profit organizations such as the American Red Cross and community blood banks which solicit the donations of blood. Nabi competes for donors by providing competitive compensation and outstanding donor service, by implementing programs to attract donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors for fund raising purposes and by improving the attractiveness of Nabi's collection facilities.

Most of the antibody products which Nabi collects, processes and sells to its customers are used in the manufacture of therapeutic products to treat certain diseases. Several companies are marketing and developing products to treat some of these diseases based upon technology which would lessen or eliminate the need for human antibodies. Such products could adversely affect the demand for antibody products. Products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human antibodies. However, Nabi is unable to predict the impact on its business of future technological advances.

EMPLOYEES
---------

Nabi employed approximately 2,100 persons at December 31, 1998. Nabi believes that the relations between Nabi's management and its employees are generally good.

FACTORS TO BE CONSIDERED
------------------------

The parts of this Annual Report on Form 10-K titled "Item 1 - Business," "Item 3
- Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements which involve risks and uncertainties. In addition, officers of Nabi may from time to time make certain forward-looking statements that also involve risks and uncertainties. Set forth below is a discussion of certain factors that could cause Nabi's actual results to differ materially from the results projected in such forward-looking statements.

COSTS OF RESEARCH AND DEVELOPMENT

Nabi has incurred and expects to continue incurring significant expenses associated with its pharmaceutical product development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Any revenues generated from products under development will not be realized for several years. Nabi currently does not have the financial resources to fund all of its pharmaceutical product development activities and has elected to focus its spending on those products which Nabi is already marketing or which are in the late stage of development. Nabi is actively pursuing strategic alliances to assist in the development and commercialization of its pharmaceutical products. There can be no assurance that Nabi's efforts will be successful, and if they are not, Nabi will not be able to continue to aggressively develop its early stage products. Nabi's ability to continue to fund its ongoing research and development activities is dependent on its ability to generate revenues from its pharmaceutical products or obtain financing. There can be no assurance, therefore, that Nabi will be able to continue to funds its research and development activities even at its reduced target level and if Nabi is required to further reduce the funding for its research and development activities,this could have a material adverse effect on the ability of Nabi to realize its objective of becoming a fully integrated developer, manufacturer and marketer of pharmaceutical products.

UNCERTAINTY OF NEW PRODUCT DEVELOPMENT

Nabi's future success will depend on its ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. Nabi's pharmaceutical products under development are at various stages of research and development, and substantial further development, preclinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. The proposed development schedules for these products may be affected by a variety of factors, including technological difficulties, proprietary technology of others, reliance on third parties and changes in government regulation, many of which factors are not within the control of Nabi. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. In addition, any delay in the development, introduction or marketing of Nabi's products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that Nabi's pharmaceutical products under development will prove to be technologically feasible, commercially viable and able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. The failure of Nabi to successfully and timely develop and commercialize several of its pharmaceutical products and obtain necessary regulatory approvals could have a material adverse effect on Nabi's business, financial condition and results of operations.

COMPETITIVE MARKET FOR PHARMACEUTICAL PRODUCTS

Nabi could lose its exclusive marketing rights to WinRho SDF(TM) if it fails to achieve specified performance criteria including sales goals and compensatory payments. Nabi may lose its rights to Autoplex(R)T if it abandons its efforts to obtain FDA approval to manufacture the product or does not timely obtain such approval. If Nabi successfully develops additional pharmaceutical products, additional expenditures, management resources and time may be required to develop a larger sales force, unless Nabi elects to have a third party market any or all of such products. If Nabi so elects, there can be no assurance that Nabi will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. If Nabi succeeds in bringing one or more products to market, it will compete with many other companies that may have extensive and well-funded marketing and sales operations. The failure of Nabi to successfully market new pharmaceutical products or the loss of exclusive rights to market WinRho SDF(TM) or Autoplex(R)T could have a material adverse effect on Nabi's business, financial condition and results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE

There can be no assurance that any of Nabi's products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of Nabi's products and their potential advantages over existing treatment methods, the prices of such products, and reimbursement policies of government and third-party payers. The failure of any pharmaceutical product under development to gain market acceptance could have a material adverse effect on Nabi's business, financial condition and results of operations.

FACTORS AFFECTING ANTIBODY PRODUCTS SUPPLY AND DEMAND

In response to continuing concerns over the safety of blood-derived products, the FDA began to step up inspections and citations of manufacturers of blood and plasma products in 1996 and 1997. The FDA maintained that this industry had not paid sufficient attention to Good Manufacturing Practices and should address deficiencies. Several of these manufacturers received serious citations and some entered into consent decrees with the FDA that involved temporary closures of facilities or cutbacks in production. These FDA actions caused several manufacturers of blood-derived products, most of whom are customers of Nabi, to reduce their need for non-specific and specific antibodies provided by Nabi. This reduced demand for non-specific and specific antibodies on the part of these manufacturers has resulted in a temporary reduction of Nabi's sales of these products.

In 1997, the establishment of Team Biologics by the FDA ushered in a new era of more stringent controls and regulation affecting the collectors of human antibody products. Increased regulatory and quality assurance personnel were required to ensure compliance with the new regulations. Implementation of more sophisticated information technology systems, as well as more thorough and sensitive testing of both donors and of plasma also became necessary. These changes resulted in increased cost to Nabi in providing non-specific and specialty antibodies to its customers.

Concern over the safety of antibody products has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. These procedures, which include a more extensive investigation into a donor's background and new tests, have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. In addition, Nabi's efforts to increase production to meet demand has resulted in higher costs to attract and retain donors during a period of low unemployment in the United States.

The worldwide supply of plasma has fluctuated historically. Future changes in government regulation relating to the collection and use of antibodies, its fractionation or any negative public perception about the antibody collection process or the safety of products derived from blood or plasma could further adversely affect the overall supply of or demand for antibodies. Fluctuations in the demand for or supply of antibody products could have a material adverse effect on Nabi's business, financial condition and results of operations.

GOVERNMENT REGULATION; UNCERTAINTY OF REGULATORY APPROVALS

Nabi's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous government authorities in the United States. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations. Many of Nabi's clinical trials are at a relatively early stage and, except for Nabi-HB(TM), WinRho SDF(TM) and Autoplex(R)T, no approval from the FDA or any other government agency for the manufacturing or marketing of any of its products under development has been granted. Currently, Autoplex(R)T is manufactured by Baxter. If Nabi does not obtain FDA approval to manufacture Autoplex(R)T on a timely basis, the assets and marketing rights associated with Autoplex(R)T could revert to Baxter. There can be no assurance that Nabi will be able to obtain the necessary approvals for manufacturing or marketing of any of its products. Failure to obtain additional FDA approvals of products currently marketed or FDA approval for products under development could have a material adverse effect on Nabi's business, financial condition and results of operations. If a product is approved, its failure to comply with applicable regulatory requirements could, among other things, result in fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Distribution of Nabi's products outside the United States is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that Nabi will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by Nabi of certain of its products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi's United States antibody collection, storage, labeling and distribution activities also are subject to strict regulation and licensing by the FDA. Nabi's collection centers in the United States are subject to periodic inspection by the FDA, and from time to time Nabi receives notices of deficiencies from the FDA as a result of such inspections. The failure of Nabi or its collection centers to continue to meet regulatory standards or to remedy any such deficiencies could result in corrective action by the FDA, including closure of one or more collection centers and fines or penalties. In addition, before new antibodies collection centers are opened, the collection centers and their procedures and personnel must meet certain regulatory standards to obtain necessary licenses. New regulations may be enacted and existing regulations or their interpretation or enforcement are subject to change. Therefore, there can be no assurance that Nabi will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi has received permission from the FDA to conduct certain donor stimulation programs. No assurance can be given, however, that the FDA will permit Nabi to begin stimulation using other immunizing agents before obtaining regulatory approval of the immunizing agents as vaccine products. If the FDA were to require Nabi to secure such regulatory approvals for the immunizing agents to be used in donor stimulation before commencing clinical trials on the pharmaceutical products to be produced using such immunizing agents, the overall regulatory approval process for Nabi's pharmaceutical products would be significantly delayed, which could have a material adverse effect on Nabi's business, financial condition and results of operations.

DEPENDENCE UPON THIRD PARTIES TO MANUFACTURE PRODUCTS

Nabi does not currently manufacture any of the pharmaceutical products which it markets and is dependent upon third parties to manufacture these products for Nabi. The failure by Nabi's manufacturers to meet Nabi's needs for these products or delays in the receipt of deliveries could have a material adverse effect on Nabi's business, financial condition and results of operations. Nabi has constructed a biopharmaceutical manufacturing facility that is designed to allow Nabi to manufacture, formulate and package pharmaceutical products. Nabi has validated this facility and is completing the required clinical trials for licensure by the FDA. Nabi anticipates that the facility will be able to produce Nabi-HB(TM) for commercial sale til 2001 and Autoplex(R)T thereafter. Moreover, manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, Nabi will have to resort to alternative sources of manufacturing that could increase its costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on Nabi's business, financial condition and results of operations.

LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE

Nabi has completed construction of a new biopharmaceutical manufacturing facility and related processes in Boca Raton, Florida. Nabi anticipates completion of all requisite clinical studies and documentation by the end of 1999 and filing for approval of FDA licensure for this facility subsequently thereafter. No assurance can be given that Nabi will be able to obtain such licensure and failure to obtain such licensure on a timely basis or at all would have a material adverse effect on business, financial condition and results of operations. The new facility is designed to process specialty antibodies into pharmaceutical products. However, Nabi has not previously owned or operated such a facility and has no direct experience in commercial, large-scale manufacturing of pharmaceutical products. There can be no assurance that when FDA licensure is received, Nabi will have product to manufacture so that the facility can be operated efficiently and profitably. The failure of Nabi to successfully operate its new manufacturing facility would have a material adverse effect on Nabi's business, financial condition and results of operations.

POTENTIAL ADVERSE EFFECT OF LITIGATION

Nabi is currently one of several defendants in several suits generally based upon claims that the plaintiffs became infected with HIV as a result of using HIV-contaminated products made by various defendants other than Nabi or as a result of family relations with those so infected. These suits allege, among other things, that Nabi or its predecessors supplied HIV-contaminated plasma to the defendants who produced the products in question. Nabi denies all claims made against it and intends to vigorously defend the cases. No assurance can be given that additional lawsuits relating to infection with HIV will not be brought against Nabi by persons who have become infected with HIV or plasma fractionates or that cross-complaints will not be filed in existing lawsuits. In addition, there can be no assurance that lawsuits based on other causes of action will not be filed or that Nabi will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits, particularly those related to HIV, could have a material adverse effect on Nabi's business, financial condition and results of operations.

RISK OF PRODUCT LIABILITY; LIMITED INSURANCE

The processing and sale of Nabi's products involve a risk of product liability claims, and Nabi currently is a party to litigation involving such claims. In addition, there can be no assurance that infectious diseases will not be transmitted by Nabi's products and therefore create additional product liability claims. Product liability insurance for the biopharmaceutical industry generally is expensive to the extent it is available at all. There can be no assurance that Nabi will be able to maintain such insurance on acceptable terms or that it will be able to secure increased coverage if the commercialization of its products progresses. Moreover, there can be no assurance that the existing coverage of Nabi's insurance policy and/or any rights of indemnification and contribution that Nabi may have will offset existing or future claims. A successful claim against Nabi with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on Nabi's business, financial condition and results of operations.

DEPENDENCE ON STRATEGIC ALLIANCES

Nabi is pursuing strategic alliances with third parties for the development of certain of its pharmaceutical products. No assurance can be given that Nabi will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. If Nabi is not successful in its efforts, Nabi will not be able to continue to aggressively develop its early stage products. Even if Nabi is successful, if any of Nabi's collaborative partners breach or terminate their agreements with Nabi or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and Nabi may be required to devote significant additional resources to product development and commercialization, or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and Nabi could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on Nabi's business, financial condition and results of operations.

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

UNCERTAINTY OF ORPHAN DRUG DESIGNATION

If a product is designated an Orphan Drug by the FDA, then the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug with different indications. However, only the sponsor of the first approved PLA for a given drug indication in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SDF(TM) has received Orphan Drug marketing exclusivity for the treatment of ITP (and has obtained Orphan Drug status for certain other indications) and certain other of Nabi's products under development have Orphan Drug status. There can be no assurance that Nabi will succeed in obtaining Orphan Drug marketing exclusivity for products that have Orphan Drug status or that Orphan Drug marketing exclusivity with respect to WinRho SDF(TM) or other products, if obtained, will be of material benefit to Nabi. Furthermore, another manufacturer could obtain an Orphan Drug designation as well as approval for the same product for a different indication or a different product for the same indication.

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Competition in the development of biopharmaceutical products is intense, both from biotechnology and pharmaceutical companies, and is expected to increase. Many of Nabi's competitors have greater financial resources and larger research and development staffs than Nabi, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. Nabi also competes with universities and other institutions in the development of pharmaceutical products, technologies and processes and for qualified scientific personnel. There can be no assurance that Nabi's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by Nabi. In addition, one or more of Nabi's competitors may achieve product commercialization of or patent protection for competitive products earlier than Nabi, which would preclude or substantially limit sales of Nabi's products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology that would lessen or eliminate the need for human antibodies. The successful development and commercialization by any competitor of Nabi of any such product could have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi competes for antibody donors with pharmaceutical companies that may obtain antibodies for their own use, other commercial collection companies and non-profit organizations such as the American Red Cross and community blood banks that solicit the donation of blood. A number of these competitors have access to greater financial, marketing and other resources than Nabi. Nabi competes for donors by means of offering financial incentives to donors to compensate them for their time and inconvenience, providing outstanding customer service to its donors, implementing programs designed to attract donors through education as to the uses for collected antibodies, encouraging groups to have their members become antibodies donors and improving the attractiveness of Nabi's antibodies collection facilities. Nabi also competes with other independent antibody suppliers that sell antibodies principally to pharmaceutical companies that process antibodies into finished products. If Nabi is unable to maintain and expand its donor base, its business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS FOR SIGNIFICANT ANTIBODY PRODUCT SALES

During the 1998, 1997 and 1996 fiscal years, antibody product sales to customers purchasing more than 10% of Nabi's consolidated sales (which did not exceed three customers in any such period), accounted for approximately 37%, 41% and 45%, respectively, of Nabi's consolidated sales for each period. The loss of any major customer or a material reduction in a major customer's purchases of antibodies could have a material adverse effect upon Nabi's business, financial condition and results of operations.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT

Nabi's ability to commercialize its pharmaceutical products and related treatments will be dependent in part upon the availability of, and Nabi's ability to obtain, adequate levels of reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available, if at all. Inadequate levels of reimbursement may prohibit Nabi from maintaining price levels sufficient for realization of an adequate return on its investment in developing new pharmaceutical products and could result in the termination of production of otherwise commercially viable products. Government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for Nabi's products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on Nabi's ability to sell its products and may have a material adverse effect on Nabi's business, financial condition and results of operations.

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

Most of Nabi's antibody product sales are made pursuant to contracts having initial terms ranging from one to five years. These contracts generally provide for annual pricing renegotiations. Once established, the pricing generally remains fixed for the year subject to price changes to reflect changes in customer specifications or price adjustments to compensate Nabi for increased costs associated with new governmental testing requirements. As a result, Nabi's business, financial condition and results of operations would be adversely affected if, due to changes in government regulation or other factors, its costs of collecting and selling antibodies rise during a given year and Nabi is not able to pass on the increased costs until the next annual pricing renegotiation.

YEAR 2000

Nabi continues to assess the potential impact of the Year 2000 computer processing issue on its management and information systems. Key financial and operational systems have been evaluated for Year 2000 compliance. During 1998, a cross-functional team was established to identify and address Year 2000 issues for other information systems, equipment, other business systems and external supplier and customer relationships.

Nabi has completed its initial assessment phase of addressing Year 2000 issues. The Company is currently testing systems and equipment, and is concurrently renovating or replacing any systems or equipment as needed. In addition, Nabi has initiated communications with key external suppliers and customers. Nabi's goal is to complete all significant required validation of changes to systems, equipment or processes and contingency planning by the end of the third quarter of 1999.

At this time, based on the work completed to date, Nabi believes that its software, equipment and other systems are Year 2000 compliant or that it will be able to renovate or replace, in a timely manner, any element, which if not Year 2000 compliant could be expected to have a significant, adverse effect on our ability to deliver products and services. However, no assurance can be given that the Company's efforts will be successful. If they are not, the Company's operations or financial condition may be materially and adversely affected.

ITEM 2.       PROPERTIES

A majority of the space occupied by Nabi is primarily used to collect antibody products, and is leased from non-affiliates under leases expiring through 2010. A majority of these leases contain renewal options that permit Nabi to renew the leases for varying periods up to five years at the then fair rental value. Nabi believes that in the normal course of its business it will be able to renew or replace its existing leases. Nabi also owns four collection facilities located in Arizona, Indiana, Minnesota and Washington. Nabi's collection centers range in size from approximately 2,000 to 20,000 square feet.

Nabi leases office, laboratory, warehouse or pilot manufacturing space in Miami, Florida and Rockville, Maryland.

Nabi owns a facility that houses its executive offices and its biopharmaceutical manufacturing facility in Boca Raton, Florida. Nabi will commence commercial manufacturing in this location after it obtains FDA licensure.

ITEM 3.       LEGAL PROCEEDINGS

Nabi is a party to litigation in the ordinary course of business. Nabi does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

In addition, Nabi is a co-defendant with various other parties in several suits filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. The claims against Nabi are based on negligence and strict liability. Several similar suits previously pending against Nabi, including a purported class action, have been dismissed.

Nabi denies all claims against it in these suits and intends to defend these cases vigorously. Nabi believes that any such litigation will not have a material adverse effect on its business, financial position or results of operations.

ITEM 3A.      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi are as follows:


NAME                                  AGE                          POSITION
-------------------------------------------------------------------------------------------
DAVID J. GURY                          60              Chairman of the Board, President and
                                                       Chief Executive Officer

BRUCE K. FARLEY                        48              Senior Vice President, Manufacturing Operations

THOMAS H. MCLAIN                       41              Senior Vice President, Corporate Services
                                                       and Chief Financial Officer

DAVID D. MUTH                          45              Senior Vice President, Business Operations

ROBERT B. NASO, PH.D.                  54              Senior Vice President, Quality Regulatory
                                                       and Product Development

LORRAINE M. BREECE                     46              Senior Director of Finance and
                                                       Chief Accounting Officer



DAVID J. GURY has served as Nabi's Chairman of the Board, President and Chief Executive Officer since April 3, 1992. Previously, since May 21, 1984, he was Nabi's President and Chief Operating Officer. He has been a director of Nabi since 1984.

BRUCE K. FARLEY has served as Senior Vice President, Manufacturing Operations since February 1999, when he joined Nabi. Previously, Mr. Farley was Executive Vice President and Chief Operating Officer of Meris Laboratories, where he led the Company through a strategic reorganization and sale. From 1983 to 1996, he was employed by Laboratory Corporation of America (formerly National Health Laboratories) in numerous positions of increasing general management and operational responsibility as Vice President, Divisional Manager Northwest (Seattle), Vice President, Chief Operating Officer, Esoteric and Drugs of Abuse Testing (Nashville), Divisional Manager, California (San Diego), and Regional Manager (Houston).

THOMAS H. MCLAIN has served as Senior Vice President, Corporate Services and Chief Financial Officer of Nabi since June 1998. Previously, from 1988 to 1998, Mr. McLain was employed by Bausch & Lomb, Inc. where, as Staff Vice President, Business Process Reengineering, he led a cross functional team to restructure the global finance and purchasing organizations.He also held various positions of increasing responsibility in finance at Bausch & Lomb, including Staff Vice President, Accounting and Reporting and Assistant Corporate Controller.

DAVID D. MUTH has served as Senior Vice President of Business Operations since March 1998. Since November 1996, he was Senior Vice President of Sales, Marketing and Business Development and responsible for growing Nabi's pharmaceutical business. Mr. Muth joined Nabi in August 1996 as the Senior Vice President of Business Development. Previously, he was Senior Vice President of Business Development at Duramed Pharmaceuticals, Inc. from February 1995 to May 1996. From 1978 to 1995, Mr. Muth was employed at Johnson and Johnson where he held numerous positions of increasing responsibility in Business Development, Sales, Marketing, New Product Development and Finance at the Corporate Headquarters in New Brunswick, New Jersey, at Ethicon Inc. in Sommerville, New Jersey and at Ortho McNeal Pharmaceuticals in Raritan, New Jersey.

ROBERT B. NASO, PH.D.has served as Senior Vice President Quality, Regulatory and Product Development, since August 1998. He joined Nabi in November 1995 as Senior Vice President, Research and Development and General Manager, Rockville Operations. Previously, he was Vice President of Research at Univax Biologics, Inc. beginning in May 1992, and became Vice President of Research and Development in October 1994. From 1983 to 1992, Dr. Naso was employed at Johnson and Johnson where he held various positions of increasing responsibility in research and development.

LORRAINE M. BREECE has served as Senior Director of Finance and Chief Accounting Officer since April 1991.

NABI
--------------------------------------------------------------------------------
                                                                         PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Nabi's common stock is quoted on the Nasdaq National Market under the symbol "NABI." The following table sets forth for each period indicated the high and low sale prices for the common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

                                                    HIGH           LOW
                                                  -----------------------
       1998
      -------------------------------------------------------------------
                  First Quarter                     4 7/8       2 5/8
                  Second Quarter                    4 1/2       2 21/32
                  Third Quarter                     3 3/4       1 7/8
                  Fourth Quarter                    3 7/16      1
       1997
      -------------------------------------------------------------------
                  First Quarter                    12 3/8       6 13/16
                  Second Quarter                    7 1/2       5 15/16
                  Third Quarter                     8 3/16      5 7/16
                  Fourth Quarter                    7 5/8       3 5/16



The number of record holders of Nabi's common stock at December 31, 1998 was 1,501.

        No cash dividends have been previously paid on Nabi's common stock and none are anticipated in 1999. Nabi's credit agreement also restricts dividend payments.

ITEM 6.       SELECTED FINANCIAL DATA - FIVE YEARS ENDED DECEMBER 31, 1998

The following table sets forth selected consolidated financial data for Nabi for the five years ended December 31, 1998 that were derived from Nabi's consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants. On November 29, 1995, Univax, a publicly traded biopharmaceutical Company, was merged with and into Nabi in a tax-free, stock-for-stock transaction. The Merger was accounted for as a pooling of interests and accordingly, all prior period financial information has been combined.

The data should be read in conjunction with, and are qualified by reference to, Nabi's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All amounts in the following table are expressed in thousands, except for per share data.


                                                                                   Year Ended December 31,
                                                           ----------------------------------------------------------------------
                                                               1998           1997           1996          1995          1994
                                                           ---------      ---------       ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Sales                                                      $ 243,087      $ 228,744       $ 239,909      $ 195,928      $ 164,426
Cost of products sold                                        178,366        180,533         181,914        152,148        131,192
                                                           ---------      ---------       ---------      ---------      ---------

Gross profit                                                  64,721         48,211          57,995         43,780         33,234
Selling, general and administrative expense                   31,151         25,012          21,095         26,816         16,467
Research and development expense                              21,822         19,126          16,721         20,132         17,599
Royalty expense                                               10,946          6,617           5,253          3,490          1,426
Other operating expense                                        2,169          3,087           3,757          3,015          2,234
Non-recurring charges                                         14,605          5,680              --             --             --
                                                           ---------      ---------       ---------      ---------      ---------

Operating income (loss)                                      (15,972)       (11,311)         11,169         (9,673)        (4,492)
Interest income                                                   48            272           1,275          1,064            354
Interest expense                                              (5,681)        (4,712)         (3,987)        (1,931)        (3,254)
Other, net                                                      (105)           (70)           (511)          (334)           (28)
                                                           ---------      ---------       ---------      ---------      ---------

Income (loss) before benefit (provision) for income
     taxes and extraordinary charge                          (21,710)       (15,821)          7,946        (10,874)        (7,420)
Benefit (provision) for income taxes                             (47)         4,668           6,214         (6,687)        (5,774)
                                                           ---------      ---------       ---------      ---------      ---------

Income (loss) before extraordinary charge                    (21,757)       (11,153)         14,160        (17,561)       (13,194)
Extraordinary charge                                              --             --            (932)            --           (717)
                                                           ---------      ---------       ---------      ---------      ---------
Net income (loss)                                          $ (21,757)     $ (11,153)      $  13,228      $ (17,561)     $ (13,911)
                                                           =========      =========       =========      =========      =========

Basic earnings (loss) per share:
     Income (loss) before extraordinary charge             $   (0.62)     $   (0.32)      $    0.41      $   (0.52)     $   (0.47)
     Extraordinary charge                                         --             --           (0.03)            --          (0.03)
                                                           ---------      ---------       ---------      ---------      ---------
     Net income (loss)                                     $   (0.62)     $   (0.32)      $    0.38      $   (0.52)     $   (0.50)
                                                           =========      =========       =========      =========      =========

Diluted earnings (loss) per share:
    Income (loss) before extraordinary charge             $   (0.62)     $   (0.32)      $    0.40      $   (0.52)     $   (0.47)
    Extraordinary charge                                         --             --           (0.03)            --          (0.03)
                                                           =========      =========       =========      =========      =========
    Net income (loss)                                      $   (0.62)     $   (0.32)      $    0.37      $   (0.52)     $   (0.50)
                                                           =========      =========       =========      =========      =========

BALANCE SHEET DATA:
     Working capital                                       $  39,720      $  63,933       $  63,630      $  14,690      $  52,208
     Total assets                                            218,300        225,906         202,142        137,975        132,089
     Notes payable, including current maturities             118,044        121,081          83,465         42,894         27,557
     Total stockholders' equity                               54,189         75,663          86,061         69,442         85,319





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Nabi's financial condition and results of operations for the three years ended December 31, 1998 should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under "Factors to be Considered" in Item 1.

RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations for the respective periods expressed as a percentage of sales:

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                  1998        1997       1996
                                                                 -------     ------     -----
Sales                                                              100.0%     100.0%    100.0%
Cost of products sold                                               73.4       78.9      75.8
                                                                 -------     ------     -----

Gross profit margin                                                 26.6       21.1      24.2
Selling, general and administrative expense                         12.8       10.9       8.8
Research and development expense                                     9.0        8.4       7.0
Royalty expense                                                      4.5        2.9       2.2
Other operating expense                                              0.9        1.3       1.6
Non-recurring charges                                                6.0        2.5        --
                                                                 -------     ------     -----

Operating income (loss)                                             (6.6)      (4.9)      4.6
Interest income                                                       --         --       0.5
Interest expense                                                    (2.3)      (2.0)     (1.6)
Other, net                                                            --         --      (0.2)
                                                                 -------     ------     -----

Income (loss) before benefit (provision) for income taxes
    and extraordinary charge                                        (8.9)      (6.9)      3.3
Benefit (provision) for income taxes                                  --        2.0       2.6
Extraordinary charge                                                  --         --      (0.4)
                                                                 =======     ======     =====
Net income (loss)                                                   (8.9)%     (4.9)%     5.5%
                                                                 =======     ======     =====


Information concerning Nabi's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.

                                                                          YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
SEGMENT                                            1998                            1997                         1996
                                         -------------------------       -----------------------      ----------------------
Antibody Products:
     - Non-specific antibodies           $133,141             54.8%      $135,331           59.2%     $  121,025         50.5%
     - Specialty antibodies                54,963             22.6         58,943           25.8          92,479         38.5
                                         --------        ---------       --------       --------      ----------       ------
                                          188,104             77.4        194,274           85.0         213,504         89.0
Pharmaceutical Products                    54,983             22.6         34,470           15.0          26,405         11.0
                                         --------        ---------       --------      ---------      ----------       ------
        TOTAL                            $243,087            100.0%      $228,744          100.0%     $  239,909        100.0%
                                         ========        =========       ========       ========      ==========       ======

                            1998 AS COMPARED TO 1997

SALES. Sales for 1998 increased by $14.3 million, or 6%, to $243.1 million compared to $228.7 million for 1997. The increase was primarily attributable to a substantial increase in pharmaceutical sales based on strong demand for WinRho SDF(TM) and Autoplex(R)T. Pharmaceutical sales in 1998 also included sales of H-BIG(R) during the first three fiscal quarters until Nabi essentially exhausted its inventory of this product. Nabi's successor product, Nabi-HB(TM), was launched immediately after the announcement of FDA approval, on March 25, 1999. This significant improvement in pharmaceutical sales was offset by an overall 3% decline in antibody product (plasma) sales. Certain high-margin specialty antibody sales increased during 1998, such as anti-D and hepatitis B, but these revenue gains were more than offset by decreased market demand for other lower margin specialty antibody products. While non-specific antibody (source plasma) shipments increased in 1998, sales declined due to lower pricing under contracts which were negotiated in late 1997 when there was a general disruption in the plasma industry. Antibody product revenues also benefited from a short-term opportunity to provide laboratory testing services for a plasma fractionator during 1998.

GROSS PROFIT MARGIN. Gross profit and related margin for 1998 was $64.7 million or 26.6%, compared to $48.2 million or 21.1% in 1997. The significant improvement in the gross profit margin resulted from increased contribution from sales of high-margin pharmaceutical products and certain high-margin specialty antibodies, offset by the effects of reduced margins earned on non-specific antibody sales. Gross profits and related margins on antibody product sales were adversely impacted by several factors in 1998: lower contract prices for non-specific antibodies, higher fees paid to donors to increase production to meet demand, higher costs to meet new regulatory and quality requirements and underabsorption of fixed overhead as a result of reduced production levels. The impact of these factors was partially offset by a reduction in certain expenses associated with process improvement initiatives within antibody operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $31.2 million or 12.8% of sales in 1998, compared to $25.0 million or 10.9% of sales in 1997. The increase was primarily attributable to the expansion of the Company's sales force and promotional activity expenses associated with increasing pharmaceutical product sales. In addition, incremental expenditures were incurred in 1998 associated with ongoing support of new information systems that were implemented enterprise wide in mid 1997.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $21.8 million or 9% of sales in 1998, compared to $19.1 million or 8.4% of sales in 1997. The increase in expenses relates primarily to the higher costs associated with the advancement of clinical trials for Nabi-HB(TM), Nabi-StaphVAX(TM) and Nabi-Altastaph(TM)

ROYALTY EXPENSE. Royalty expense was $10.9 million, or 4.5% of sales in 1998, compared to $6.6 million, or 2.9% of sales in 1997. This increase in expense is attributable to higher sales of pharmaceutical products.

NON-RECURRING CHARGES. Results for 1998 include approximately $14.6 million of non-recurring charges. The 1998 charges were comprised of certain restructuring costs ($13.0 million) and costs relating to litigation ($1.6 million). During the fourth quarter of 1998, Nabi's management determined that certain restructuring initiatives were necessary to sharpen the Company's focus and to improve overall profitability and cash flow. As part of this process, management and the Board of Directors re-examined each of the Company's business segments with a view towards strategic optimization. While sales of antibody products were essentially flat year over year, there was considerable margin pressure in this segment of the Company's overall business. To address this problem, the Company decided to pursue a shift in its revenue mix towards higher margin specialty antibody products and streamline its production of non-specific antibodies. During 1999, certain antibody collection centers in the United States and the

Company's four centers in Germany will be sold or closed. Unites States donors are expected to transfer to nearby Nabi centers or Nabi will seek to increase production at other lower-cost antibody collection facilities.

Nabi also determined its own product development spending needs to be focused on clinical trials and marketing programs for currently marketed and late development stage pharmaceutical products. The Company will actively pursue strategic alliances to support additional product development activities. As a result of these decisions, the Company will decrease its rate of internal spending on preclinical research activities in 1999 and reduced staff accordingly at its Rockville, Maryland facility in February 1999. Also included in the restructuring charge is the write-off of the Company's vaccine pilot plant in Maryland.

The additional non-recurring charge of $1.6 million relates to management's estimate of the Company's costs incurred in connection with its ongoing litigation with the general contractor for the Boca Raton, Florida manufacturing facility. This litigation was initiated by Nabi.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for 1998 was $5.7 million, compared to $4.5 million in 1997. The increase was primarily attributable to higher average outstanding borrowings as compared to 1997. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida during 1998 was approximately $3.8 million as compared to $2.4 million during 1997.

OTHER FACTORS. The provision for income taxes was $47,000 for 1998, compared to a benefit of $4.7 million in 1997. The benefit for 1997 relates to the refund of income taxes previously paid on taxable income in prior years. The effective tax rate differs from the statutory rate of 35% due primarily to the establishment of a valuation allowance for net operating loss carryforwards generated in 1998.

                            1997 AS COMPARED TO 1996

SALES. Sales for 1997 were $228.7 million compared to $239.9 million for 1996. Overall, revenues for the year were adversely affected by a 9.0% decline in antibody sales attributable to several factors, notably the general disruption in the industry caused by regulatory problems experienced by the major plasma processors and a shift in demand from certain specialty antibodies to non-specific antibodies. While the industry disruption had not impacted the continued strong demand for products produced from non-specific antibodies, it had led to decreased fractionation capacity, a decreased ability to process raw plasma and an increase of plasma inventories in 1997. The decline in antibody revenue was partially offset by a 31% increase in pharmaceutical product revenues over the prior year largely due to an increased demand for WinRho SDF(TM) and sales of Autoplex(R)T, a product which was acquired from Baxter in May 1997.

GROSS PROFIT MARGIN. Gross profit and related margin for 1997 was $48.2 million or 21.1%, compared to $58 million or 24.2% in 1996. Gross profit margins were adversely affected by several factors, including a less favorable sales mix of specialty and non-specific antibodies; under absorption of fixed overhead as a result of reduced production levels in response to the general disruption in the plasma industry and certain expenses associated with process improvement initiatives within antibody operations. The increase in sales of higher margin pharmaceutical products partially offset the overall decline in gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $25.0 million or 10.9% of sales in 1997, compared to $21.1 million or 8.8% of sales in 1996. The increase was primarily attributable to sales and marketing expenses associated with increased pharmaceutical product sales and expenses associated with the implementation and ongoing support of new information systems.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $19.1 million or 8.4% of sales in 1997, compared to $16.7 million or 7.0% of sales in 1996. The increase in expenses relates primarily to the cost of clinical studies associated with the development of Nabi-HB(TM), Nabi-StaphVAX(TM) and Nabi-Altastaph(TM).

ROYALTY EXPENSE. Royalty expense was $6.6 million, or 2.9% of sales in 1997, compared to $5.3 million, or 2.2% of sales in 1996. This increase in expense is attributable to higher sales of pharmaceutical products.

NON-RECURRING CHARGES. Nabi recognized approximately $5.7 million of non-recurring charges during 1997. These charges included $3.9 million of asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute ("MBPI"), an alternative contract manufacturing facility for the production of Nabi-HB(TM). The project was abandoned during the third quarter as Nabi entered into an agreement with Cangene Corporation for the manufacturing of Nabi-HB(TM). Streamlining initiatives within plasma operations, principally involving center closings, contributed the remaining $1.8 million in non-recurring charges.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for 1997 was $4.5 million, compared to $3.2 million in 1996. The increase was primarily attributable to higher average outstanding borrowings and lower average outstanding investments as compared to 1996. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing plant in Boca Raton, Florida during 1997 was approximately $2.4 million as compared to $1.8 million during 1996.

OTHER FACTORS. The income tax benefit of $4.7 million for 1997, compares to a benefit of $6.2 million in 1996. The benefit for 1997 relates to the expected recovery of income taxes previously paid on taxable income in prior years. The benefit recognized in 1996 was primarily due to the release of valuation allowances associated with certain net operating loss ("NOL") carryforwards and other deferred tax assets acquired through the Merger.

Net income for 1996 includes an extraordinary charge of $.9 million, or $.03 per share, due to the write-off of debt issue costs associated with Nabi's early repayment of its outstanding bank debt through the application of a portion of the net proceeds of the 6.5% Convertible Subordinated Notes issued during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

On March 1, 1999, Nabi amended its credit agreement to allow for retroactive application as of December 31, 1998. The amendment provided for the waiver of existing defaults of the financial covenants at the end of the year, the amendment of certain financial covenants and the extension of the Company's $5 million term loan for twelve months to March 31, 2000. Borrowings under the revolving credit and term loan agreement were $37.5 million and additional availability was approximately $7.6 million at December 31, 1998. The credit agreement is secured by substantially all of Nabi's assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of December 31, 1998, Nabi's current assets exceeded current liabilities by $39.7 million as compared to a net working capital position of $63.9 million at December 31, 1997. Cash and cash equivalents at December 31, 1998 were $1 million compared to $3.4 million at December 31, 1997. The primary source of cash during 1998 was from operations, including reductions in inventories and the collection of significant refunds of income taxes. Net cash provided by operating activities was $18.2 million representing an improvement of $43.8 million from the prior year. The primary uses of cash were capital expenditures primarily associated with the Company's manufacturing facility in Boca Raton, Florida.

 Projected capital expenditures for 1999 consist of costs associated with the Boca Raton manufacturing facility including capitalized interest, development of information systems (with Year 2000 expenditures prioritized over other systems development expenditures) and antibody collection center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for the remainder of 1999. It is Nabi's objective to generate positive cash flow in the future and reduce debt through the repayment of borrowings under its revolving credit agreement or through possible repurchases under its 6.5% Convertible Subordinated Notes. The Company is also in the process of seeking additional cash to fund the development of its pharmaceutical product pipeline from strategic alliances and additional funding from new or existing credit facilities.

YEAR 2000

During 1997, the Company implemented a current version of SAP software. This system is used for most computer processing related to purchasing, accounts payable, invoicing, accounts receivable, inventory, fixed assets and financial reporting. The vendor of this software has advised Nabi that it has provided Nabi with the appropriate updates for the system to be Year 2000 compliant. In addition, Nabi is in the process of updating donor management systems in approximately one-fifth of the Company's antibody collection centers which are not currently Year 2000 compliant.

During the third quarter of 1998, Nabi established a cross-functional team to coordinate the Company's efforts in addressing Year 2000 issues beyond SAP and the donor management systems. These efforts are focused in four major areas: other information systems, equipment, other business systems and external supplier and customer relationships.

The Company's program to address Year 2000 preparedness has four overlapping phases: (1) the identification and assessment of business critical systems, equipment and business relationships, (2) the testing of Year 2000 readiness for internal systems and equipment and the inquiry/audit of Year 2000 readiness for external suppliers and customers, (3) the renovation or replacement of systems, equipment or business relationships that will not be Year 2000 compliant, including re-testing as required, and finally, (4) contingency planning to mitigate the potential effect of issues which may be so deeply embedded in systems, equipment and processes that they are beyond the Company's ability to identify and control.

Nabi has completed its initial assessment phase of addressing the Year 2000 issue. The Company is currently testing systems and equipment, and is concurrently renovating or replacing any systems or equipment as needed. In addition, Nabi has initiated communications with its key customers and critical suppliers and is currently in the process of assessing the responses being received. Nabi's goal is to complete all significant required validation of changes to systems, equipment or processes and contingency planning by the end of the third quarter of 1999.

The Company will utilize both internal and external resources in its Year 2000 efforts. The additional cost to achieve Year 2000 compliance is currently estimated at $3 to $5 million dollars, including expense and capital expenditures, not all of which are incremental to the Company's operations. These expenditures will primarily be incurred during 1999 and will be funded by a combination of operating cash flows, bank credit facilities, and operating lease agreements. Approximately 25% of Nabi's 1999 information technology planned expenditures will be directly attributable to Year 2000 remediation efforts.

The Company's efforts in these areas are ongoing. As of March 1999, based on the work completed to date, Nabi believes that its software, equipment and other systems are Year 2000 compliant or that it will be able to renovate or replace, in a timely manner, any element, which if not Year 2000 compliant could be expected to have a significant, adverse effect on our ability to deliver products or services. However, there can be no assurance that the Company's efforts will be successful. If they are not, the Company's operations or financial condition may be materially and adversely affected.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and information required by Item 8 are listed in the Index, presented as Item 14, and included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

NABI

--------------------------------------------------------------------------------
                                                                        PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not provided in Item 3A will be contained in Nabi's Proxy statement, which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following the end of Nabi's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

NABI

--------------------------------------------------------------------------------

                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1999.

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

                   SIGNATURES                                         TITLE                               DATE
                   ----------                                         -----                               ----

/S/  DAVID J. GURY                                   Chairman of the Board,                          March 30, 1999
----------------------------------                   President, Chief Executive Officer
David J. Gury


/S/ THOMAS H. MCLAIN                                 Senior Vice President, Corporate                March 30, 1999
----------------------------------                   Services and Chief Financial Officer
Thomas H. McLain


/S/ LORRAINE M. BREECE                               Chief Accounting Officer,                       March 30, 1999
----------------------------------                   Senior Director of Finance
Lorraine M. Breece


/S/ DAVID L. CASTALDI                                Director                                        March 30, 1999
----------------------------------
David L. Castaldi


/S/ JOSEPH C. COOK, JR.                              Director                                        March 30, 1999
----------------------------------
Joseph C. Cook, Jr.


/S/ BRIAN H. DOVEY                                   Director                                        March 30, 1999
----------------------------------
Brian H. Dovey


/S/ GEORGE W. EBRIGHT                                Director                                        March 30, 1999
----------------------------------
George W. Ebright


/S/ RICHARD A. HARVEY, JR.                           Director                                        March 30, 1999
----------------------------------
Richard A. Harvey, Jr.


/S/ LINDA JENCKES                                    Director                                        March 30, 1999
----------------------------------
Linda Jenckes


/S/ DAVID A. THOMPSON                                Director                                        March 30, 1999
----------------------------------
David A. Thompson



 NABI

--------------------------------------------------------------------------------
                                                                         PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

The following consolidated financial statements of Nabi and its subsidiaries are included pursuant to Item 8 hereof.

                                                                                                                 PAGE NO.
                                                                                                                 --------
         Report of Management.................................................................................    36

         Report of the Audit Committee........................................................................    37

         Report of Independent Certified Public Accountants...................................................    38

         Consolidated Balance Sheet at December 31, 1998 and 1997.............................................    39

         Consolidated Statement of Operations for the years ended December 31, 1998, 1997
         and 1996.............................................................................................    40

         Consolidated Statement of Changes in Stockholders' Equity for the years ended
         December 31, 1998, 1997 and 1996.....................................................................    41

         Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997
         and 1996.............................................................................................    42

         Notes to Consolidated Financial Statements...........................................................    43

(A) (2) FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts and Reserves.........................................    61

         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(A) (3) EXHIBITS..............................................................................................    62

(B) REPORTS ON FORM 8-K

None.


NABI

--------------------------------------------------------------------------------
                                                            REPORT OF MANAGEMENT



The following consolidated financial statements of Nabi were prepared by the Company's management, which is responsible for their reliability and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

Management is further responsible for maintaining a system of internal controls to provide reasonable assurance that Nabi's books and records reflect the transactions of the Company; that assets are safeguarded; and that management's established policies and procedures are followed. Management systematically reviews and modifies the system of internal controls to improve its effectiveness. The internal control system is augmented by the communication of accounting and business policies throughout the Company; the careful selection, training and development of qualified personnel; the delegation of authority and establishment of responsibilities.

Independent accountants are engaged to audit the consolidated financial statements of the Company and issue a report thereon. They have informed management and the audit committee of the Board of Directors that their audits were conducted in accordance with generally accepted auditing standards which require a review and evaluation of internal controls to determine the nature, timing and extent of audit testing. The Report Of Independent Certified Public Accountants is included in this report.

The recommendations of the independent accountants are reviewed by management. Control procedures have been implemented or revised as appropriate to respond to these recommendations. In management's opinion, as of December 31, 1998, the internal control system was functioning effectively and accomplished the objectives discussed herein.

/s/  David J. Gury                          Chairman of the Board,
-------------------------------             President, Chief Executive Officer
David J. Gury


/s/ Thomas H. McLain                        Senior Vice President, Corporate
-------------------------------             Services and Chief Financial Officer
Thomas H. McLain


/s/ Lorraine M. Breece                      Chief Accounting Officer,
-------------------------------             Senior Director of Finance
Lorraine M. Breece

NABI

--------------------------------------------------------------------------------
                                                   REPORT OF THE AUDIT COMMITTEE



The audit committee of the Board of Directors, which held two meetings during 1998, is composed of three outside directors. The chair of the committee is David L. Castaldi. The other members are Joseph C. Cook and Linda Jenckes.

The audit committee meets with the Company's independent accountants and management to provide reasonable assurance that management fulfills its responsibilities in the preparation of the financial statements and in the maintenance of an effective system of internal controls. The audit committee reviews the performance and fees of the independent accountants, recommends their appointment and meets with them, without management present, to discuss the scope and results of their audit work. The independent accountants have full access to the audit committee.



/s/ David L. Castaldi
-------------------------------
David L. Castaldi
Chair, Audit Committee

NABI

--------------------------------------------------------------------------------
                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
and Stockholders of
Nabi

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of Nabi and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Nabi's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Miami, Florida
March 26, 1999

NABI
PART 1 FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                     Consolidated Balance Sheets




                                                                                 December 31,     December 31,
(Amounts in Thousands)                                                               1998            1997
                                                                                  ---------       ---------
Assets

Current assets:
           Cash and cash equivalents                                              $   1,016       $   3,397
           Trade accounts receivable, net                                            40,029          36,060
           Inventories, net                                                          38,203          43,387
           Prepaid expenses and other assets                                          6,227          16,128
                                                                                  ---------       ---------
                      Total current assets                                           85,475          98,972

Property and equipment, net                                                          99,018          89,187

Other assets:
           Excess of acquisition cost over net assets acquired, net                  16,165          17,123
           Intangible assets, net                                                     7,032           8,104
           Other, net                                                                10,610          12,520
                                                                                  ---------       ---------
Total assets                                                                      $ 218,300       $ 225,906
                                                                                  =========       =========

Liabilities and stockholders' equity

Current liabilities:
           Trade accounts payable                                                 $  14,964       $  15,989
           Accrued expenses                                                          30,710          17,396
           Notes payable                                                                 81           1,654
                                                                                  ---------       ---------
                      Total current liabilities                                      45,755          35,039

Notes payable                                                                       117,963         114,828
Other                                                                                   393             376
                                                                                  ---------       ---------
Total liabilities                                                                   164,111         150,243
                                                                                  ---------       ---------

Stockholders' equity:
           Convertible preferred stock, par value $.10 per share:
             5,000 shares authorized; no shares outstanding                              --              --
           Common stock, par value $.10 per share: 75,000 shares authorized;
             34,903 and 34,801 shares issued and outstanding, respectively            3,490           3,480
           Capital in excess of par value                                           137,911         137,780
           Accumulated deficit                                                      (86,734)        (64,977)
           Accumulated other comprehensive loss                                        (478)           (620)
                                                                                  ---------       ---------
Total stockholders' equity                                                           54,189          75,663
                                                                                  ---------       ---------
Total liabilities and stockholders' equity                                        $ 218,300       $ 225,906
                                                                                  =========       =========




The accompanying Notes are an integral part of these Financial Statements.

NABI

--------------------------------------------------------------------------------
                                           Consolidated Statements of Operations




                                                                               For the Years Ended December 31,
                                                                          -----------------------------------------
(Amounts In Thousands, Except Per Share Data)                                 1998          1997            1996
                                                                          ---------       ---------       ---------
Sales                                                                     $ 243,087       $ 228,744       $ 239,909
Costs and expenses:
    Costs of products sold                                                  178,366         180,533         181,914
    Selling, general and administrative expense                              31,151          25,012          21,095
    Research and development expense                                         21,822          19,126          16,721
    Royalty expense                                                          10,946           6,617           5,253
    Other operating expense, principally freight & amortization               2,169           3,087           3,757
    Non-recurring charges                                                    14,605           5,680              --
                                                                          ---------       ---------       ---------
Operating income (loss)                                                     (15,972)        (11,311)         11,169

Interest income                                                                  48             272           1,275
Interest expense                                                             (5,681)         (4,712)         (3,987)
Other, net                                                                     (105)            (70)           (511)
                                                                          ---------       ---------       ---------

Income (loss) before benefit (provision)
   for income taxes and extraordinary charge                                (21,710)        (15,821)          7,946

Benefit (provision) for income taxes                                            (47)          4,668           6,214
                                                                          ---------       ---------       ---------

Income (loss) before extraordinary charge                                   (21,757)        (11,153)         14,160

Extraordinary charge                                                             --              --            (932)
                                                                          =========       =========       =========
Net income (loss)                                                         $ (21,757)      $ (11,153)      $  13,228
                                                                          =========       =========       =========
Basic earnings (loss) per share:
    Earnings (loss) before extraordinary charge                           $   (0.62)      $   (0.32)      $    0.41
    Extraordinary charge                                                         --              --           (0.03)
                                                                          =========       =========       =========
    Net earnings (loss)                                                   $   (0.62)      $   (0.32)      $    0.38
                                                                          =========       =========       =========
Diluted earnings (loss) per share:
    Earnings (loss) before extraordinary charge                           $   (0.62)      $   (0.32)      $    0.40
    Extraordinary charge                                                         --              --           (0.03)
                                                                          =========       =========       =========
    Net earnings (loss)                                                   $   (0.62)      $   (0.32)      $    0.37
                                                                          =========       =========       =========
Weighted average number of shares outstanding                                34,885          34,737          34,387
                                                                          =========       =========       =========



The accompanying Notes are an integral part of these Financial Statements.

NABI
----------------------------------------------------------------------------------------------------------------------------------
                                                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                        ACCUMULATED
                                                                  COMMON STOCK                             OTHER
                                                  COMMON STOCK     WARRANTS      CAPITAL IN             COMPREHENSIVE
                                             -----------------------------------  EXCESS OF ACCUMULATED     INCOME   STOCKHOLDERS'
(IN THOUSANDS)                               SHARES    AMOUNT    SHARES   AMOUNT  PAR VALUE   DEFICIT       (LOSS)      EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                33,942    $  3,394     109   $   --  $133,116   ($67,052)       ($ 16)     $69,442

Compensation related to restricted
  stock issued under employee stock plan        14           1      --       --       164         --           --          165
Stock options exercised                        704          71      --       --     2,526         --           --        2,597
Tax benefit from stock options
  exercised                                     --          --      --       --     1,211         --           --        1,211
Acquisition and retirement of treasury stock   (50)         (5)     --       --      (495)        --           --         (500)
Warrants exercised                               4          --      (9)      --        --         --           --           --
Net income for the year                         --          --      --       --        --     13,228           --       13,228
Foreign currency translation adjustments        --          --      --       --        --         --          (86)        (86)
Other                                           --          --      --       --         3         --           --           3
                                            ------    --------      --- -------   -------    --------   ---------      -------
BALANCE AT DECEMBER 31, 1996                34,614       3,461      100      --   136,525    (53,824)        (102)      86,060

Stock options exercised                        185          19      --       --       427         --           --          446
Tax benefit from stock options exercised        --          --      --       --       477         --           --          477
Net loss for the year                           --          --      --       --        --    (11,153)          --      (11,153)
Foreign currency translation adjustments        --          --      --       --        --         --         (518)        (518)
Other                                            2          --      --       --       351         --           --          351
                                            ------    --------      --- -------   -------    --------   ---------      -------
BALANCE AT DECEMBER 31, 1997                34,801       3,480      100      --   137,780    (64,977)        (620)      75,663

Stock options exercised                         97          10       --      --       105         --           --          115
Tax benefit from stock options exercised        --          --       --      --         5         --           --            5
Net loss for the year                           --          --       --      --        --    (21,757)          --      (21,757)
Foreign currency translation adjustments        --          --       --      --        --         --          142          142
Other                                            5          --       --      --        21         --           --           21
                                            ------    --------      --- -------   -------    --------   ---------      -------
BALANCE AT DECEMBER 31, 1998                34,903    $  3,490      100 $    --  $137,911   ($86,734)       ($478)     $54,189
                                            ======    ========      === =======   =======    ========   =========      =======

   The accompanying notes are an integral part of these Financial Statements.

NABI

----------------------------------------------------------------------------------------------------------------------
                                                                                 Consolidated Statements of Cash Flows


                                                                                     For The Years Ended December 31,
                                                                                 --------------------------------------
(Dollars in Thousands)                                                             1998           1997           1996
                                                                                 --------       --------       --------
Cash flow from operating activities:
  Net income (loss)                                                              $(21,757)      $(11,153)      $ 13,228
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
     Depreciation and amortization                                                 11,502          9,856          7,883
     Non-recurring charges                                                         13,039          5,680             --
     Deferred income taxes                                                             --          2,503         (6,369)
     Tax benefit from stock options exercised                                           5            477          1,211
     Extraordinary charge                                                              --             --            932
     Compensation under employee stock plan                                            --             --            165
     Other                                                                            459          1,179            916

  Change in assets and liabilities:
     Decrease (increase) in trade accounts receivable                              (3,949)         1,066        (10,589)
     Decrease (increase) in inventories                                             5,184        (15,096)        (5,749)
     Decrease (increase) in prepaid expenses and other assets                       9,912        (12,259)        (1,396)
     Decrease (increase) in other assets                                            1,298         (2,633)        (1,106)
     Increase (decrease) in accounts payable and accrued liabilities                2,515         (5,246)         7,121
                                                                                 --------       --------       --------
     Total adjustments                                                             39,965        (14,473)        (6,981)
                                                                                 --------       --------       --------
Net cash provided (used) by operating activities                                   18,208        (25,626)         6,247
                                                                                 --------       --------       --------

Cash flow from investing activities:
     Purchases of short-term investments                                               --             --        (18,190)
     Proceeds from maturity of short-term investments                                  --          8,850          9,724
     Capital expenditures                                                         (18,931)       (36,367)       (23,085)
                                                                                 --------       --------       --------
Net cash used by investing activities                                             (18,931)       (27,517)       (31,551)
                                                                                 --------       --------       --------
Cash flow from financing activities:
     Net proceeds from issuance of convertible subordinated notes                      --             --         77,884
     Borrowing (repayments) under line of credit, net                              (1,783)        34,246         (6,760)
     Repayments of term debt                                                         (261)          (614)       (28,933)
     Borrowings under term debt                                                     5,000             --             --
     Other debt                                                                    (4,729)         3,949         (4,237)
     Proceeds from the exercise of options                                            115            446          1,872
                                                                                 --------       --------       --------
Net cash provided (used) by financing activities                                   (1,658)        38,027         39,826
                                                                                 --------       --------       --------
Net increase (decrease) in cash and cash equivalents                               (2,381)       (15,116)        14,522
Cash and cash equivalents at beginning of period                                    3,397         18,513          3,991
                                                                                 --------       --------       --------
Cash and cash equivalents at end of period                                       $  1,016       $  3,397       $ 18,513
                                                                                 ========       ========       ========
Supplemental cash flow information:
     Interest paid                                                               $  8,336       $  6,295       $  3,605
                                                                                 ========       ========       ========
     Income taxes paid (refunded), net                                           $ (7,645)      $    350       $   (264)
                                                                                 ========       ========       ========



The accompanying Notes are an integral part of these Financial Statements.

NABI

--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   BUSINESS AND ORGANIZATION

Nabi is a fully integrated biopharmaceutical company that develops and commercializes pharmaceutical products for the prevention and treatment of infectious diseases and immunological disorders, and supplies antibody products (source and specialty plasma) to major healthcare companies.

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

BASIS OF PRESENTATION: Certain items in the 1997 and 1996 consolidated financial statements have been reclassified for comparative purposes. All dollar amounts are expressed in thousands of dollars except amounts related to per share data.

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

INCOME TAXES: The provision for income taxes includes federal and state income taxes currently payable and the change in amounts deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," which requires a valuation allowance when it is "more likely than not" that some portion of the deferred tax assets will not be realized. The pronouncement further states that "forming a conclusion that a valuation allowance is not required is difficult" when there is persuasive evidence to the contrary, such as cumulative losses in recent years. Nabi periodically evaluates the probability of future taxable income including the occurrence of intervening events which affect the probability of future taxable income and adjusts its valuation allowance accordingly.

EARNINGS PER SHARE: Basic earnings per share is determined based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is determined based on the weighted average number of common shares and potentially dilutive securities outstanding during the year.

FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturity of these instruments.

CASH EQUIVALENTS & SHORT-TERM INVESTMENTS: Cash equivalents consist of money market funds and bankers acceptances with a maturity of three months or less. Short term investments consist of securities issued or guaranteed by the U.S. Treasury and U.S. Government Agency Securities.

INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out ("FIFO") method for substantially all inventories.

PROPERTY AND EQUIPMENT: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

                    ASSET                                LIFE

          ---------------------------------------------------------------------

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

STOCK-BASED COMPENSATION: In 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting. Upon adoption, Nabi retained its intrinsic value method of accounting for stock-based compensation.

COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". As a result, certain balance sheet reclassifications were made to previously reported amounts to achieve the required presentation of comprehensive income. The Company's difference between net income and comprehensive income relates to the changes in foreign currency translation adjustments.

NOTE 3   RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP requires that all start-up or pre-operating costs be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. Adoption of this SOP did not have a material impact on the financial statements for Nabi for the year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires disclosure of certain information about operating segments and geographic areas of operation. The Company adopted SFAS 131, in the fourth quarter of 1998. Disclosures required by this new statement are included in Note 20.

NOTE 4   TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:

                                                                    DECEMBER 31,
                                                         ------------------------------------
                                                            1998                   1997
                  ---------------------------------------------------------------------------
                  Trade accounts receivable                  $40,250                $36,463
                  Allowance for doubtful accounts               (221)                  (403)
                                                         =============          =============
                          TOTAL                              $40,029                $36,060
                                                         =============          =============



NOTE 5   INVENTORIES

The components of inventories are as follows:

                                                                   DECEMBER 31,
                                                         -----------------------------------
                                                            1998                  1997
                  --------------------------------------------------------------------------
                  Finished goods                            $36,975                $40,029
                  Work in process                             1,964                    212
                  Raw materials                               3,772                  3,787
                                                         -------------          ------------
                                                             42,711                 44,028
                  Less reserves                              (4,508)                  (641)
                                                         -------------          ------------
                          TOTAL                             $38,203                $43,387
                                                         =============          ============


Inventory reserves at December 31, 1998 increased substantially from the prior year. The principal increase was due to reserves for certain antibody product damaged in transit which was fully recovered under Nabi's insurance policy. The remaining increase related to conformance lots for Nabi-HB(TM) subject to potential outdating, and obsolescence of various antibody products.

NOTE 6   PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other current assets are summarized below:

                                                                                    DECEMBER 31,
                                                                          -----------------------------------
                                                                             1998                  1997
                  -------------------------------------------------------------------------------------------
                  Federal and state income tax receivable                       $182                 $7,767
                  Other prepaid items                                          6,045                  8,361
                                                                          =============          ============
                          TOTAL                                               $6,227                $16,128
                                                                          =============          ============



NOTE 7   PROPERTY AND EQUIPMENT

Property and equipment and related allowances for depreciation and amortization are summarized below:

                                                                                      DECEMBER 31,
                                                                          -----------------------------------
                  DOLLARS IN THOUSANDS                                         1998                  1997
                  -------------------------------------------------------------------------------------------
                  Information systems                                        $21,968                $19,066
                  Leasehold improvements                                      20,747                 17,523
                  Machinery and equipment                                     18,075                 16,882
                  Land and buildings                                           8,852                  8,634
                  Furniture and fixtures                                       5,052                  5,122
                  Construction in progress                                    56,297                 46,776
                                                                         -------------           ------------
                          Total property and equipment                       130,991                114,003
                  Less accumulated depreciation and amortization             (31,973)               (24,816)
                                                                         -------------           ------------
                          TOTAL                                              $99,018                $89,187
                                                                         =============           ============

Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida and includes deferred validation costs of $16,268 and $9,370 at December 31, 1998 and 1997, respectively. Capitalized interest associated with the pharmaceutical facility and system development projects was approximately $8,902 and $5,149 at December 31, 1998 and 1997, respectively.

The pharmaceutical facility requires FDA licensure to produce pharmaceutical products for sale in the U.S. The anticipated costs of completion to prepare the facility for its intended use are estimated to be approximately $14,000 and $15,000 in 1999 and 2000, respectively.

Machinery and equipment includes certain assets which have been accounted for as capital leases with a net book value of $169 and $421 at December 31, 1998 and 1997, respectively.

Depreciation and amortization expense during 1998, 1997 and 1996 includes amortization of assets under capital leases of approximately $191, $447 and $743, respectively.

NOTE 8   OTHER ASSETS

Other assets consist of the following:

                                                                                      DECEMBER 31,
                                                                          -----------------------------------
                  DOLLARS IN THOUSANDS                                       1998                  1997
                  -------------------------------------------------------------------------------------------
                  Excess of acquisition cost over net
                    assets acquired                                          $21,442                $21,396
                  Less accumulated amortization                               (5,277)                (4,273)
                                                                          -------------          ------------
                                                                             $16,165                $17,123
                                                                          =============          ============

                  Intangible assets                                          $12,601                $12,576
                  Less accumulated amortization                               (5,569)                (4,472)
                                                                          -------------          ------------
                                                                              $7,032                 $8,104
                                                                          =============          ============

                  Other                                                      $12,631                $13,894
                  Less accumulated amortization                               (2,021)                (1,374)
                                                                          -------------          ------------
                          TOTAL                                              $10,610                $12,520
                                                                          =============          ============


NOTE 9   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                 DECEMBER 31,
                                                                          ------------------------------
                  DOLLARS IN THOUSANDS                                       1998            1997
                  --------------------------------------------------------------------------------------
                  Employee compensation and benefits                           $5,682        $ 5,127
                  Accrued royalties and product costs                           3,422          3,741
                  Accrued interest                                              2,424          2,389
                  Accrued restructuring costs                                  13,214          1,365
                  Other                                                         5,968          4,774
                                                                          --------------  --------------
                          TOTAL                                               $30,710        $17,396
                                                                          ==============  ==============



NOTE 10   NOTES PAYABLE

Notes payable consist of the following:

                                                                                  DECEMBER 31,
                                                                          ------------------------------
                  DOLLARS IN THOUSANDS                                       1998            1997
                  --------------------------------------------------------------------------------------
                  Bank indebtedness:
                     Revolving credit facility                                $32,463         $34,246
                     Term debt                                                  5,000              --
                                                                          --------------  --------------
                                                                               37,463          34,246
                  6.5% Convertible Subordinated Notes                          80,500          80,500
                  Equipment term notes                                             81             343
                  Other                                                            --           1,393
                                                                          --------------  --------------
                  Total notes payable                                         118,044         116,482
                  Current maturities                                              (81)         (1,654)
                                                                          --------------  --------------
                  Notes payable, long-term                                   $117,963        $114,828
                                                                          ==============  ==============

At December 31, 1998, the annual aggregate maturities of debt through the year 2003 and thereafter were $81; $5,000; $0; $32,463; $80,500; and $0.

At December 31, 1998, Nabi's credit agreement provided for a $45,000 revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002. Availability under the new facility was approximately $7,600 at December 31, 1998. As of the same date, Nabi was not in compliance with certain financial covenants. On March 1, 1999, Nabi amended its credit agreement to allow for retroactive application as of December 31, 1998. The amendment provided for the waiver of existing defaults of the financial covenants at the end of the year, the amendment of certain financial covenants and the extension of the $5,000 term loan to March 2000. Nabi currently believes that it can comply with the amended covenants during 1999 and the remaining term of the credit agreement. This credit agreement is secured by substantially all assets, including a mortgage on the manufacturing facility, and contains covenants prohibiting dividend payments and requiring the maintenance of certain financial covenants.

Equipment term notes outstanding at December 31,1998 have a weighted-average interest rate of 5.39%, are payable in installments through 1999 and are secured by equipment having a net book value of approximately $169 at December 31, 1998.

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

At December 31, 1998, the fair value of Nabi's 6.5% Convertible Subordinated Notes was approximately $50,011. The fair value was estimated using an independently quoted market price. The carrying value of all other long-term notes payable approximated fair value based upon quoted market prices for the same or similar debt issues.

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

During May 1995, the stockholders of Nabi adopted the Stock Plan for Non-Employee Directors (the "Directors Plan"). Nabi has granted options under the Director's Plan to certain directors entitling them to purchase shares of Nabi common stock within five years, vesting at six months after the date of grant and at an option price equal to the fair market value of the underlying common stock at the date of grant.

At December 31, 1998, there were options outstanding under all Nabi's stock plans to acquire 5.0 million shares of its common stock of which 2.3 million were then exercisable. As of the same date, 3.4 million shares of common stock are reserved for future issuance under the plans. Stock options granted and outstanding under these plans as of December 31, 1998 is presented below:


STOCK OPTION ACTIVITY
---------------------

                                                                      OPTIONS          EXERCISE PRICE
                                                                 ----------------------------------------
                                                                   (In Thousands)
         ------------------------------------------------------------------------------------------------
         BALANCE AT DECEMBER 31, 1995                                   3,054            $.19 - $12.97
            Granted                                                       975           $8.63 - $13.75
            Exercised or canceled                                        (912)           $.19 -  $3.75
                                                                 ------------------  --------------------
         BALANCE AT DECEMBER 31, 1996                                   3,117            $.19 - $13.75
            Granted                                                     1,001           $4.25 - $11.13
            Exercised or canceled                                        (345)          $1.03 - $13.75
                                                                 ------------------  --------------------
         BALANCE AT DECEMBER 31, 1997                                   3,773            $.19 - $13.75
            Granted                                                     1,959           $2.63 - $4.06
            Exercised or canceled                                        (741)           $.19 - $13.75
                                                                 ==================  ====================
         BALANCE AT DECEMBER 31, 1998                                   4,991            $.19 - $13.75
                                                                 ==================  ====================


STOCK OPTIONS OUTSTANDING
-------------------------

                                                     OUTSTANDING                                EXERCISABLE
                                   ------------------------------------------------------------------------------------
                                                     Average          Average                               Average
                                      Options         Years          Exercise             Options          Exercise
 EXERCISE PRICE RANGE             (In Thousands)    Remaining          Price            (In Thousands)       Price
-----------------------------------------------------------------------------------------------------------------------
$0.19 - $4.25                          2,190           8.0             $3.29                 541             $3.05
$5.06 - $7.59                          1,095           5.5              6.76                 988              6.76
$8.39 - $11.125                          946           7.5             10.74                 386             10.37
$12.97 - $13.75                          760           6.9             13.73                 424             13.71
                                   --------------  -------------- -----------------   --------------  -----------------
               TOTAL                   4,991           7.0             $8.63               2,339             $8.47
                                   ==============  ============== =================   ==============  =================



The following information reflects Nabi's proforma earnings (loss) information as if compensation expense associated with Nabi's stock plans had been recorded under the provisions of SFAS 123. Proforma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant.

                                                                   1998              1997             1996
         --------------------------------------------------------------------------------------------------------
         Net income (loss)                                      $(25,779)         $(12,658)         $12,230
         Basic earnings (loss) per share                          $(0.74)           $(0.36)           $0.36
         Diluted earnings (loss) per share                        $(0.74)           $(0.36)           $0.35

 The estimated fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of two to five years; expected volatility of 57% - 93%; and risk-free interest rates of 4% - 8%. The weighted-average estimated fair value of options granted during 1998, 1997 and 1996 was $2.32, $6.48 and $5.93, respectively.



NOTE 12   COMPREHENSIVE INCOME

Effective January 1, 1998, Nabi adopted SFAS 130 which establishes new rules for the reporting of comprehensive income.

The components of comprehensive income for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
AMOUNTS IN THOUSANDS                            1998                 1997          1996
----------------------------------------------------------------------------------------------
Net income (loss)                              $(21,757)           $(11,153)      $13,228
Foreign currency
  translation adjustments                           142                (518)          (86)
                                          -----------------   ----------------  --------------
Comprehensive Income                           $(21,615)           $(11,671)      $13,142
                                          =================   ================  ==============


NOTE 13   NON-RECURRING CHARGES

In December 1998, the Board of Directors approved a plan to sell or close certain antibody collection centers, including the Company's German operations. In addition, the Board approved actions to reduce product development activities at the Company's Rockville, Maryland facility. Nabi will primarily focus its ongoing research and development efforts on support for products which are currently marketed or in later stages of development. Nabi is actively seeking corporate and government partners to fund further development of the remaining products in its research and development pipeline.

In connection with the plan, Nabi recorded a net restructuring charge of $13,164 in the fourth quarter of 1998. The restructuring charge is comprised of $2,529 in termination benefits resulting from the elimination of 103 positions within the antibody operations and 36 positions in Rockville; $3,682 for non-cancelable lease obligations; $5,058 for write-downs of leasehold improvements, equipment and furniture and fixtures, of which $4,797 is non-cash; and $967 in non-cash write-downs of intangible assets. The write-downs are based upon management's assessment of fair value. Nabi anticipates completion of the plan during 1999.

A summary of the Company's restructuring activity for 1997 and 1998 is presented below:

AMOUNTS IN THOUSANDS
------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                                                   $          --

ACTIVITY DURING 1997:
        Restructuring accrual associated with the disposition of antibody centers                      1,800
        Termination benefit payments                                                                      (9)
        Non-cancelable lease obligation payments and other cash outflows                                 (52)
        Non-cash write downs of fixed and intangible assets                                             (283)
        Change in estimated restructuring charge                                                         (91)
                                                                                               -----------------
BALANCE AT DECEMBER 31, 1997                                                                          $1,365
ACTIVITY DURING 1998:
        Restructuring accrual associated with disposition of antibody centers
               and the reduction of product development activities                                    13,164
        Termination benefit payments                                                                    (354)
        Non-cancelable lease obligation payments and other cash outflows                                (742)
        Non-cash write downs of fixed and intangible assets                                              (98)
        Change in estimated restructuring charge                                                        (121)
                                                                                               -----------------
BALANCE AT DECEMBER 31, 1998                                                                         $13,214
                                                                                               =================


In addition, Nabi recorded a $1,563 non-recurring charge which represents management's estimate of the costs incurred in connection with the Company's ongoing litigation with the general contractor for its biopharmaceutical manufacturing facility in Boca Raton, Florida. This litigation was initiated by Nabi.

During 1997, Nabi recognized approximately $5,680 of non-recurring charges. These charges included $3,880 of asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute ("MBPI"), an alternative contract fractionation facility for the production of Nabi-HB(TM). The project was abandoned during the third quarter as Nabi entered into an Nabi-HB(TM) manufacturing agreement with Cangene Corporation. Streamlining initiatives within antibody operations principally involving center closings contributed to the remaining $1,800 in non-recurring charges.



NOTE 14   INCOME TAXES

Income (loss) before benefit (provision) for income taxes and extraordinary charge was taxed under the following jurisdictions:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                               1998                1997               1996
-----------------------------------------------------------------------------------------------------------------
Domestic                                                      $(16,595)           $(15,348)            $6,172
Foreign                                                         (5,115)               (473)             1,774
                                                          ----------------   -----------------   ----------------
        TOTAL                                                 $(21,710)           $(15,821)            $7,946
                                                          ================   =================   ================

The benefit (provision) for income taxes consists of the following:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                               1998               1997              1996
---------------------------------------------------------------------------------------------------------------
Current
         Federal                                                 $ --              $6,929            $(529)
         State                                                    (47)                (60)            (231)
                                                          ----------------   ----------------  ----------------
                                                                  (47)              6,869             (760)
                                                          ----------------   ----------------  ----------------

Deferred
         Federal                                                    7              (1,631)           7,719
         State                                                      4                 (75)             484
                                                          ----------------   ----------------  ----------------
                                                                   11              (1,706)           8,203
                                                          ----------------   ----------------  ----------------
Benefit charged directly to equity from exercise
         of stock options and warrants                             (5)               (477)          (1,211)

Acquired tax benefit used to reduce intangible
         assets                                                    (6)                (18)             (18)
                                                          ----------------   ----------------  ----------------
               TOTAL                                             $(47)             $4,668           $6,214
                                                          ================   ================  ================


Deferred tax assets (liabilities) are comprised of the following:


                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                   1998                1997            1996
----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
        NOL carryforward                                            $22,543             $17,987         $17,429
        Capitalized research and development                          7,619               9,003          10,387
        Non-recurring charge                                          3,162                  --              --
        Research tax credit                                           3,368               2,882           3,078
        Inventory reserve and capitalization                          1,695                 482           2,044
        Amortization                                                  2,167               2,349           2,185
        Bad debt reserve                                                 80                 145             233
        Depreciation                                                    653                 678             719
        Alternative minimum tax credit                                  900                 703              --
        Other                                                         1,089                 928             525
                                                                ------------       -------------    ------------
                                                                     43,276              35,157          36,600
Valuation allowance                                                 (36,508)            (28,324)        (27,251)
                                                                ------------       -------------    ------------
Deferred tax assets                                                   6,768               6,833           9,349

Deferred tax liabilities:
        Amortization                                                   (945)               (906)           (906)
        Other                                                           (13)                 (4)            (17)
                                                                ------------       -------------    ------------
Deferred tax liabilities                                               (958)               (910)           (923)
                                                                ------------       -------------    ------------

Net deferred tax assets                                              $5,810              $5,923          $8,426
                                                                ============       =============    ============



In November 1995, Univax was merged with and into Nabi. The merger qualifies as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's pre-merger deferred tax assets are available to offset the future taxable income of Nabi, subject to certain annual and change of control limitations. The Univax pre-merger deferred tax assets primarily include NOL carryforwards, capitalized research and development expense and research tax credit carryforwards. Nabi's NOLs and research tax credit carryforwards expire in varying amounts through the year 2018.

Pursuant to SFAS 109, Nabi recognized approximately $7,400 of certain deferred tax assets during 1996 primarily as a result of releasing a portion of the valuation allowance previously established against these assets acquired in the Nabi/Univax merger. The ultimate realization of the remaining deferred tax assets is largely dependent on Nabi's ability to generate sufficient future taxable income. Nabi believes that the valuation allowance at December 31, 1998 is appropriate, given its historical loss experience and other factors including, but not limited to, the uncertainty of future taxable income expectations beyond Nabi's strategic planning horizon.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1998          1997            1996
 -----------------------------------------------------------------------------------------------------
 Federal statutory rate                                       (35.0)%       (35.0)%          35.0%
 State income taxes, net of federal benefit                     0.1           0.1            (2.9)
 Goodwill and other amortization                                0.8           1.1            (0.2)
 Foreign trade income                                            --           1.0           (12.8)
 Merger transaction cost                                         --          (0.9)           (0.6)
 Increase (reduction) in valuation allowance                   37.7           5.5           (92.9)
 Tax credits                                                   (3.1)          0.2            (3.3)
 Other                                                         (0.3)         (1.5)           (0.5)
                                                           -------------  ------------   -------------
                    TOTAL                                       0.2%        (29.5)%         (78.2)%
                                                           =============  ============   =============



NOTE 15   EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share before extraordinary item for the years ended December 31, 1998, 1997 and 1996:


                                                                               EFFECT OF
                                                               BASIC      DILUTIVE SECURITIES:      DILUTED
                                                                EPS          STOCK OPTIONS            EPS
------------------------------------------------------------------------------------------------------------
1998
Income (Loss) Before Extraordinary Charge                       ($21,757)                   --     ($21,757)
Shares                                                            34,885                    --       34,885
Per Share                                                         ($0.62)                            ($0.62)
------------------------------------------------------------------------------------------------------------
1997
Income (Loss) Before Extraordinary Charge                       ($11,153)                   --     ($11,153)
Shares                                                            34,737                    --       34,737
Per Share                                                         ($0.32)                            ($0.32)
------------------------------------------------------------------------------------------------------------
1996
Income (Loss) Before Extraordinary Charge                        $14,160                    --      $14,160
Shares                                                            34,387                   995       35,382
Per Share                                                          $0.41                    --        $0.40
------------------------------------------------------------------------------------------------------------

NOTE 16   LEASES

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

Rent expense was approximately $6,868, $6,785 and $6,293 for the years ended December 31, 1998, 1997 and 1996, respectively.

As of December 31, 1998, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

          YEAR ENDING DECEMBER 31,
          ------------------------------------------------------------------
          1999                                                   $6,116
          2000                                                    5,072
          2001                                                    4,356
          2002                                                    3,528
          2003                                                    2,296
          Thereafter                                              3,283
                                                          ------------------
          Total minimum lease commitments                       $24,651
                                                          ==================


NOTE 17   RELATED PARTY TRANSACTIONS

Effective September 30, 1992, Nabi acquired H-BIG(R) (hepatitis B immune globulin) a proprietary antibody-based product from Abbott Laboratories ("Abbott"), in consideration of 2 million shares of Nabi common stock valued at $3,854 and royalties based upon product sales. The shares of Nabi common stock issued to Abbott were not registered under the federal securities laws and therefore were subject to restrictions on transfer. With respect to its investment in Nabi, Abbott has agreed to various standstill measures, including agreements not to acquire additional shares without approval of Nabi's Board of Directors and to vote its shares on most matters in the same proportion as other stockholders.

Related party transactions with Abbott for the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                                                          1998           1997           1996
         --------------------------------------------------------------------------------------------------------
         Sales of antibody products and testing services                   $2,949         $2,720         $3,027
         Purchases of diagnostic, pharmaceutical and testing products      12,606         14,028         10,390
         Product royalty obligations                                        2,311          2,489          2,617
         Rental payments and other                                          1,030          1,030            919

At December 31, 1998 and 1997, trade accounts receivable from Abbott totaled $301 and $499 respectively, and accounts payable to Abbott aggregated $2,167 and $894, respectively.

At December 31, 1998, notes receivable from corporate officers aggregated $431, bear interest at the prime rate and mature on December 31, 1999.

NOTE 18   STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

Nabi has entered into product development and licensing agreements with certain collaborators. Under these agreements, Nabi has made payments for contract initiation, milestone achievements, cost reimbursements and profit sharing and is obligated to make future payments under these agreements if certain contractual conditions are achieved. In addition, under a certain collaboration agreement, Nabi recorded research support reimbursements of $2,148 in 1996. This collaboration agreement terminated in 1996.

As discussed in Note 17, Nabi is obligated to pay Abbott royalties based upon its H-BIG(R) product sales.

In connection with an exclusive licensing and distribution agreement with Cangene Corporation ("Cangene") to market and distribute WinRho SDF(TM) in the U.S. through March 2005, Nabi was obligated to expend a minimum of $3,000 for sales and marketing expenses in each of the fiscal years ended May 1996 and 1997. In addition, Nabi has agreed to loan Cangene fifty percent (50%) of the cost of capital improvements to its manufacturing facility up to $3,000, of which $2,380 was advanced at December 31, 1998. Under the agreement which terminates in 2005, provided that Nabi achieves specified sales or makes specified payments, Nabi has exclusive marketing rights for and shares in the profits from sales of WinRho SDF(TM) in the United States.

During 1997, Nabi entered into an agreement with Cangene with respect to the manufacture of Nabi-HB(TM). In addition, Cangene has exclusive marketing rights for Nabi-HB(TM) in Canada provided it meets specified sales goals. Nabi will share in the profits from sales of Nabi-HB(TM) in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB(TM) is co-extensive with the terms of the manufacturing agreement for Nabi-HB(TM). Nabi is obligated to purchase approximately $6,800 of Nabi-HB(TM) over the three years following receipt of regulatory approval.

In 1997, Nabi acquired from Baxter the exclusive rights to AutoPlex(R)T in the United States, Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex(R)T until May 2000 or at such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after Nabi receives approval from the FDA to manufacture AutoPlex(R)T. The FTC could require Nabi to return to Baxter Nabi's rights to AutoPlex(R)T, if Nabi does not obtain FDA approval to manufacture the product by May 2000 or to a later date agreed to by the FTC. If Baxter thereafter sells these rights, Nabi and Baxter will share equally the proceeds of any such sale and under certain circumstances Baxter will be required to make a specified payment to Nabi. Upon FDA licensure to manufacture the product, Nabi is obligated to pay $1,000 to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6,000. Baxter is also a significant antibody products customer and a principal supplier of antibody collection supplies to Nabi.

NOTE 19   COMMI(TM)ENTS AND CONTINGENCIES

Nabi has been named with various other defendants in numerous suits filed in the U.S., by or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. Nabi denies all allegations against it, and intends to defend the cases vigorously.

At December 31, 1998, Nabi and its subsidiaries were also parties to certain routine claims and litigation occurring in the normal course of business, including the ongoing litigation with the general contractor for its manufacturing facility as more fully discussed in Note 13. Management believes that the ultimate resolution of these matters will not have a material adverse effect on Nabi's financial position or results of operations.

At December 31, 1998, Nabi had outstanding purchase commitments in the normal course of business with various suppliers. Under an agreement with a principal supplier, Nabi is obligated to purchase goods aggregating approximately $16,457 in fiscal 1999. Nabi is also committed to purchase the entire antibody production of certain contract centers through varying dates ending March 31, 2000.

NOTE 20   INDUSTRY SEGMENT INFORMATION

Nabi adopted SFAS 131 in the fourth quarter of 1998. Prior year segment information has been restated to a comparative basis.

During 1998, Nabi strategically examined each of its business segments with a view toward optimization; as a result, Nabi's organizational structure was consolidated into two reportable segments. They are the antibody products and pharmaceutical products segments. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products, the production and sale of antibody-based control and diagnostic products and laboratory testing services. The pharmaceutical products segment consists of the production and sale of proprietary therapeutic products and research and development efforts for the pharmaceutical product line.

The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment revenues or allocations of corporate overhead costs. Nabi evaluates the performance of each segment based on operating profit or loss; interest expense and income taxes are not allocated.

Information regarding Nabi's operations and assets for the two industry segments is as follows:


(IN THOUSANDS)                                                  1998               1997            1996
------------------------------------------------------------------------------------------------------------
SALES:
     Antibody products                                          $188,104           $194,274        $213,504
     Pharmaceutical products                                      54,983             34,470          26,405
                                                            -------------       ------------    ------------
                                                                $243,087           $228,744        $239,909
                                                            =============       ============    ============
OPERATING INCOME (LOSS):
     Antibody products                                           ($4,473)            $1,990         $20,460
     Pharmaceutical products                                     (11,499)           (13,301)         (9,193)
                                                            -------------       ------------    ------------
                                                                ($15,972)          ($11,311)        $11,267
                                                            =============       ============    ============
DEPRECIATION AND AMORTIZATION EXPENSE:
     Antibody products                                            $8,340             $6,687          $5,075
     Pharmaceutical products                                       2,427              2,520           2,293
                                                            -------------       ------------    ------------
                                                                 $10,767             $9,207          $7,368
                                                            =============       ============    ============
NON-RECURRING CHARGE:
     Antibody products                                            $5,855             $1,839             $--
     Pharmaceutical products                                       8,750              3,841              --
                                                            -------------       ------------    ------------
                                                                 $14,605             $5,680             $--
                                                            =============       ============    ============
ASSETS:
     Antibody products                                          $129,572           $141,588
     Pharmaceutical products                                      78,725             65,280
                                                            -------------       ------------
                                                                $208,297           $206,868
                                                            =============       ============

EXPENDITURES FOR ADDITIONS TO LONG-LIVED ASSETS:
     Antibody products                                            $4,377            $20,226
     Pharmaceutical products                                      14,147             16,071
                                                            -------------       ------------
                                                                 $18,524            $36,297
                                                            =============       ============


A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:

(IN THOUSANDS)                                                          1998                1997            1996
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR
  INCOME TAXES AND EXTRAORDINARY CHARGE:
     Reportable segment operating income                                ($15,972)           ($11,311)        $11,267
     Unallocated interest expense                                         (5,681)             (4,712)         (3,987)
     Unallocated other income and expense, net                               (57)                202             666
                                                                     ------------        ------------    ------------
       Consolidated income (loss) before benefit
         (provision) for income taxes and extraordinary
         charge                                                         ($21,710)           ($15,821)         $7,946
                                                                     ============        ============    ============
DEPRECIATION AND AMORTIZATION EXPENSE:
     Reportable segment depreciation &
       amortization expense                                              $10,767              $9,207          $7,368
     Unallocated (corporate) depreciation & amortization
       expense                                                               735                 649             515
                                                                    ============        ============    ============
       Consolidated depreciation & amortization expense                  $11,502              $9,856          $7,883
                                                                     ============        ============    ============

ASSETS:
     Reportable segment assets                                          $208,297            $206,868
     Unallocated (corporate) assets                                       10,003              19,038
                                                                     ------------        ------------
       Consolidated assets                                              $218,300            $225,906
                                                                     ============        ============


Information regarding sales and long-lived assets by geographic area for the years ended December 31, 1998 is as follows:


(IN THOUSANDS)                                                          1998                1997            1996
---------------------------------------------------------------------------------------------------------------------
SALES:
     Domestic                                                           $177,870            $163,502        $135,832
     Foreign                                                              65,217              65,242         104,077
                                                                     ------------        ------------    ------------
       Total                                                            $243,087            $228,744        $239,909
                                                                     ============        ============    ============
LONG-LIVED ASSETS:
     Domestic                                                           $131,317            $125,201        $101,799
     Foreign                                                               1,508               1,733           2,242
                                                                     ------------        ------------    ------------
       TOTAL                                                            $132,825            $126,934        $104,041
                                                                     ============        ============    ============





Foreign revenue is based upon customer location.

Sales in 1998 from two customers of Nabi's antibody products segment exceeded 10% of total sales, representing $44,920 and $44,215, respectively. Sales in 1997 from two customers of Nabi's antibody product segment exceeded 10% of total sales, representing $59,244 and $34,128, respectively. Sales in 1996 from three customers of Nabi's antibody products segment exceeded 10% of total sales, representing $38,959, $38,537 and $29,446, respectively.

NABI
--------------------------------------------------------------------------------------------------------------------
                                                             NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                     -----------------------------------------------------------------------------------------------
                                                                   NET             BASIC EARNINGS   DILUTED EARNINGS
                                              GROSS              INCOME                (LOSS)            (LOSS)
                           SALES              MARGIN             (LOSS)              PER SHARE          PER SHARE
                     -----------------------------------------------------------------------------------------------
1998
1st Quarter                $58,614            $14,025             ($1,918)              ($0.06)            ($0.06)
2nd Quarter                 61,178             17,636                (517)               (0.01)             (0.01)
3rd Quarter                 58,713             16,193              (3,757)               (0.11)             (0.11)
4th Quarter(1)              64,582             16,867             (15,565)               (0.44)             (0.44)
                     ------------------------------------------------------------------------------------------------
                          $243,087            $64,721            ($21,757)              ($0.62)            ($0.62)
                     ================================================================================================

1997
1st Quarter                $56,377            $13,192              $1,350                $0.04              $0.04
2nd Quarter                 57,915             14,969               2,013                 0.06               0.06
3rd Quarter(2)              52,849              9,479              (7,889)               (0.23)             (0.23)
4th Quarter(3)              61,603             10,571              (6,627)               (0.19)             (0.19)
                     ------------------------------------------------------------------------------------------------
                          $228,744            $48,211            ($11,153)              ($0.32)            ($0.32)
                     ================================================================================================


(1) During the fourth quarter of 1998, Nabi recognized approximately $14.6 million of non-recurring charges. The charges were comprised of certain restructuring costs ($13.0 million) and costs relating to litigation ($1.6 million). See Note 13.
(2) During the third quarter of 1997, Nabi recognized approximately $5.7 million of non-recurring charges. These charges included $3.9 million of asset impairment losses, principally associated with Nabi's investment in Michigan Biologic Products Institute ("MBPI"), an alternative contract fractionation facility for the production of Nabi-HB(TM). The project was abandoned during the third quarter as Nabi entered into an Nabi-HB(TM) manufacturing agreement with Cangene Corporation. Streamlining initiatives within antibody operations principally involving center closings contributed the remaining $1.8 million in non-recurring charges.

(3) During the fourth quarter of 1997, Nabi incurred a charge of approximately $1.8 million related to physical inventory adjustments, and approximately $0.7 million related to the write-off of accounts receivable from a foreign plasma fractionator which is in bankruptcy proceedings.

NABI
----------------------------------------------------------------------------------------------------------------------------------
                                                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                  ADDITIONS                  DEDUCTIONS
                                                     -------------------------------------------------------
                                    BALANCE AT          CHARGED TO        CHARGED TO      WRITE-OFFS CHARGED   BALANCE AT END
         CLASSIFICATION         BEGINNING OF PERIOD  COSTS AND EXPENSES  OTHER ACCOUNTS     AGAINST RESERVE       OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998:
    Allowance for doubtful accounts   $   403            $   (20)           $    --             $  162             $   221

    Deferred tax asset valuation
      allowance                       $28,324            $    --            $ 8,184             $   --             $36,508

    Inventory reserve                 $   641            $ 3,286            $ 1,342             $  761             $ 4,508


YEAR ENDED DECEMBER 31, 1997:
    Allowance for doubtful accounts   $   647            $ 1,013            $    --             $1,257             $   403

    Deferred tax asset valuation
      allowance                       $27,251            $    --            $ 1,073             $   --             $28,324

    Inventory reserve                 $ 5,555            $ 1,648            $    --             $6,562             $   641

YEAR ENDED DECEMBER 31, 1996:
    Allowance for doubtful accounts   $   245            $   675            $    --             $  273             $   647

    Deferred tax asset valuation
     allowance                        $34,635            $    --            $(7,309)            $   75             $27,251

    Inventory reserve                 $ 4,068            $ 3,419            $    --             $1,932             $ 5,555

NABI
--------------------------------------------------------------------------------
                                                                   EXHIBIT INDEX

                                                                                                          PAGE NO.
                                                                                                          --------


   3.1            Restated Certificate of Incorporation of Nabi (incorporated by reference to Nabi's
                  Annual Report on Form 10-K for the year ended December 31, 1995).......................... N/A

   3.2            By-Laws (incorporated by reference to Nabi's Registration Statement on Form S-4;
                  Commission File No. 33-63497)............................................................. N/A

   4.1            Specimen Stock Certificate (incorporated by reference to Nabi's Registration
                  Statement on Form S-2; Commission File No. 33-83096)...................................... N/A

   4.2            Indenture between Nabi and State Street Bank and Trust Company, dated as of February 1,
                  1996 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
                  December 31, 1995)........................................................................ N/A

   4.3            Registration Rights Agreement by and between Nabi and Robertson, Stephens & Company LLC and Raymond James & Associates, Inc., dated as of February 1, 1996 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)...... N/A

   10.1           Shareholder Agreement effective as of September 30, 1992 between Nabi and Abbott
                  Laboratories (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992) ............................................................ N/A

   10.2           Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare
                  Corporation and Nabi (confidential treatment) (incorporated by reference to Nabi's
                  Registration Statement on Form S-2; Commission File No. 33-83096)......................... N/A

   10.3           Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between
                  Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W.
                  15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration
                  Statement on Form S-2; Commission File No. 33-83096)...................................... N/A

   10.4           Lease Agreement dated March 31, 1994 between Nabi and Angelo Napolitano,
                  Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida
                  (incorporated by reference to Nabi's Registration Statement on Form S-2;
                  Commission File No. 33-83096)............................................................. N/A

   10.5           Employment Agreement dated January 1, 1993 between Nabi and David J. Gury
                  (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
                  December 31,1992)......................................................................... N/A

   10.6           1990 Equity Incentive Plan (incorporated by reference to Nabi's Proxy Statement dated
                  April 22, 1997) .......................................................................... N/A

   10.7           Amended and Restated Incentive Stock Option Plan adopted in 1993
                  (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992)............................................................. N/A

   10.8           Stock Plan for Non-Employee Directors (incorporated by reference to Nabi's Proxy
                  Statement dated April 26, 1995)........................................................... N/A

   10.9           Employment Agreement dated January 1, 1997 between John C. Carlisle and Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1996).................................................................. N/A




   10.11          $50 Million Loan and Security Agreement dated as of September 12, 1997 between
                  Nabi, certain Financial Institutions and NationsBank, N.A. (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1997)..................................................................................N/A

   10.12          Rights Agreement dated as of August 1, 1997, as Amended between Nabi and Registrar and Transfer Company (incorporated by reference to Nabi's Annual Report on Form
                  10-K for the year ended December 31, 1997).................................................N/A

   10.13          Amendment No. 1 and Waiver dated as of November 14, 1997 to Loan and Security
                  Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's
                  Annual Report on Form 10-K for the year ended December 31, 1997)...........................N/A

   10.14          Amendment No. 2 and Waiver dated as of March 30, 1998 to Loan and Security
                  Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)........................N/A

   10.15          Addendum to Employment Agreement dated January 15, 1998 between David D. Muth and
                  Nabi (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)...............................................................N/A

   10.16          Employment Agreement dated June 1, 1998 between Thomas H. McLain and Nabi
                  (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998) ......................................................................N/A

   10.17          Employment Agreement dated August 1, 1998 between Dr. Robert B. Naso and Nabi
                  (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)..................................................................N/A

   10.18*         Employment Agreement dated August 19, 1996 between David D. Muth and Nabi................64-68


   10.19*         Change in Control: Executive Compensation Package Agreement dated September 28,
                  1998 between David J. Gury and Nabi......................................................69-75

   10.20*         Employment Agreement dated February 9, 1999 between Bruce K. Farley and Nabi.................................................................................76-80

   10.21*         Amendment No. 3 and Waiver dated as of March 1, 1999 to Loan and
                  Security Agreement dated as of September 12, 1997........................................81-88

   10.22*         1998 Non-Qualified Employee Stock Option Plan............................................89-94

   21*            Subsidiaries of the Registrant...........................................................95-96

   23*            Consent of Independent Certified Public Accountants......................................97-98

   27*            Financial Data Schedule.....................................................................99

----------------
* FILED HEREWITH