Form 10-Q
period 1999-03-31
NABI /DE/
filed 1999-05-13
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________.

                           Commission File #0-4829-03

                                      Nabi
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               59-1212264
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           5800 Park of Commerce Boulevard N.w., Boca Raton, Fl 33487
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



(Registrant's telephone number, including area code):      (561) 989-5800
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES (X)        NO ( )

The number of shares outstanding of registrant's common stock at May 10, 1999 was 34,921,842 shares.

Nabi(R)
--------------------------------------------------------------------------------
                                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)



                                      INDEX
                                      -----

--------------------------------------                                                                      PAGE NO.
PART I        FINANCIAL INFORMATION
--------------------------------------

     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheets, March 31, 1999 and December 31, 1998.........................................3

     Consolidated Statements of Operations for the three month periods ended
          March 31, 1999 and 1998..............................................................................4

     Consolidated Statements of Cash Flows for the three month periods ended
          March 31, 1999 and 1998..............................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................................................................................9

-------------------------------------
PART II       OTHER INFORMATION
-------------------------------------


     ITEM 1.  LEGAL PROCEEDINGS...............................................................................12
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................12

              27 - Financial Data Schedule (for S.E.C. use only)..............................................14


Nabi(R)
PART I  Financial Information
Item 1  Financial Statements
--------------------------------------------------------------------------------
                                                    CONSOLIDATED BALANCE SHEETS


                                                                          (Unaudited)
                                                                            March 31,   December 31,
Amounts in Thousands                                                          1999         1998
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                           $   2,046    $   1,016
        Trade accounts receivable, net                                         33,695       40,029
        Inventories, net                                                       36,445       38,203
        Prepaid expenses and other assets                                       7,001        6,227
                                                                            ---------    ---------
                TOTAL CURRENT ASSETS                                           79,187       85,475

PROPERTY AND EQUIPMENT, NET                                                    97,734       99,018

OTHER ASSETS:
        Excess of acquisition cost over net assets acquired, net               15,573       16,165
        Intangible assets, net                                                  6,750        7,032
        Other, net                                                             10,396       10,610
                                                                            ---------    ---------
TOTAL ASSETS                                                                $ 209,640    $ 218,300
                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Trade accounts payable                                              $  17,252    $  14,964
        Accrued expenses                                                       24,164       28,466
        Notes payable                                                           5,221           81
                                                                            ---------    ---------
                TOTAL CURRENT LIABILITIES                                      46,637       43,511

NOTES PAYABLE                                                                 107,003      117,963
OTHER                                                                           2,465        2,637
                                                                            ---------    ---------
TOTAL LIABILITIES                                                             156,105      164,111
                                                                            ---------    ---------

STOCKHOLDERS' EQUITY:
        Convertible preferred stock, par value $.10 per share:
          5,000 shares authorized; no shares outstanding                           --           --
        Common stock, par value $.10 per share: 75,000 shares authorized;
          34,914 and 34,903 shares issued and outstanding, respectively         3,491        3,490
        Capital in excess of par value                                        137,912      137,911
        Accumulated deficit                                                   (87,248)     (86,734)
        Accumulated other comprehensive loss                                     (620)        (478)
                                                                            ---------    ---------
Total stockholders' equity                                                     53,535       54,189
                                                                            ---------    ---------
Total liabilities and stockholders' equity                                  $ 209,640    $ 218,300
                                                                            =========    =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Nabi(R)
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              (Unaudited)
                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
In Thousands, Except Per Share Data                                       1999        1998
-------------------------------------------------------------------------------------------------
SALES                                                                   $ 58,023    $ 58,614

COSTS AND EXPENSES:
        Costs of products sold                                            45,229      44,589
        Selling, general and administrative expense                        6,483       7,995
        Research and development expense                                   3,193       4,767
        Royalty expense                                                    2,177       2,745
        Other operating expense, principally freight and amortization        491         582
                                                                        --------    --------
OPERATING INCOME (LOSS)                                                      450      (2,064)

INTEREST INCOME                                                                6           9
INTEREST EXPENSE                                                          (1,311)     (1,776)
OTHER, NET                                                                   (41)       (140)
                                                                        --------    --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                        (896)     (3,971)

BENEFIT FOR INCOME TAXES                                                     382       2,053
                                                                        --------    --------
NET LOSS                                                                $   (514)   $ (1,918)
                                                                        ========    ========
BASIC AND DILUTED LOSS PER SHARE                                        $  (0.01)   $  (0.06)
                                                                        ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             34,907      34,852
                                                                        ========    ========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Nabi(R)
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                (Unaudited)
                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
Amounts in Thousands                                                        1999        1998
--------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                ($   514)   ($ 1,918)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
        Depreciation and amortization                                        2,689       2,671
        Provision for doubtful accounts                                         30          62
        Other                                                                   28         102
        Deferred income taxes                                                 (382)     (2,053)

  Change in assets and liabilities:
        Decrease (increase) in trade accounts receivable                     6,304         911
        Decrease (increase) in inventories                                   1,758       2,861
        Decrease (increase) in prepaid expenses and other assets              (390)       (485)
        Decrease (increase) in other assets                                     16          27
        Increase (decrease) in accounts payable and accrued liabilities      1,520      (1,183)
                                                                          --------    --------
        Total adjustments                                                   11,573       2,913
                                                                          --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   11,059         995
                                                                          --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Capital expenditures                                                (4,212)     (4,765)
                                                                          --------    --------
NET CASH USED BY INVESTING ACTIVITIES                                       (4,212)     (4,765)
                                                                          --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
        Borrowings (repayments) under line of credit, net                   (5,960)      2,126
        Other debt                                                             140        (639)
        Proceeds from the exercise of options and warrants                       3         111
                                                                          --------    --------
NET CASH USED BY FINANCING ACTIVITIES                                       (5,817)      1,598
                                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,030      (2,172)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,016       3,397
                                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  2,046    $  1,225
                                                                          ========    ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Nabi(R)

-------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (Unaudited)




----------------------------------
NOTE 1    GENERAL
----------------------------------



Nabi(R) (the "Company") is a fully-integrated biopharmaceutical company that develops and commercializes pharmaceutical products used for the prevention and treatment of infectious and autoimmune diseases and supplies specialty and non-specific antibody products to pharmaceutical companies.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Annual Report to Stockholders for the year ended December 31, 1998.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at March 31, 1999 and the consolidated results of its operations for the three months ended March 31, 1999 and 1998. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.


----------------------------------
NOTE 2    INVENTORIES
----------------------------------



The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                      MARCH 31,            DECEMBER 31,
                                  ------------------------------------------
Dollars in Thousands                    1999                   1998
----------------------------------------------------------------------------
Finished goods                          $34,051                $36,975
Work in process                           2,906                  1,964
Raw materials                             3,773                  3,772
                                  ------------------    --------------------
                                         40,730                 42,711
Less: reserves                           (4,285)                (4,508)
                                  ------------------    --------------------
         TOTAL                          $36,445                $38,203
                                  ==================    ====================


----------------------------------
NOTE 3    NON-RECURRING CHARGES
----------------------------------




During the fourth quarter of 1998, Nabi recorded a non-recurring charge that included $13.2 million related to a strategic plan to sharpen the Company's focus. The plan commenced during late 1998 and will be substantially completed during 1999.

A summary of the Company's restructuring activity for the first quarter of 1999 is presented below:

Dollars in Thousands
----------------------------------------------------------------
Balance at December 31, 1998                        $13,214
Activity during 1999:
   Termination benefit payments                        (283)
   Non-cash write-downs of fixed and
     intangible assets                               (3,850)
   Non-cancelable lease obligation
     payments and other cash outflows                   (85)
                                              ------------------
BALANCE AT MARCH 31, 1999                            $8,996
                                              ==================


----------------------------------
NOTE 4    NET LOSS PER SHARE
----------------------------------


Basic and diluted net loss per share are computed using the weighted average number of shares of common stock outstanding. Potentially dilutive securities are excluded from the diluted earnings per share computation, as their effects are anti-dilutive.


----------------------------------
NOTE 5    COMPREHENSIVE INCOME
----------------------------------


The components of comprehensive income (loss) for the first quarter of 1999 and 1998 are as follows:


                                                QUARTER ENDED MARCH 31,
                                        --------------------------------------
Dollars in Thousands                          1999                  1998
------------------------------------------------------------------------------
Net loss                                       ($514)             ($1,918)
Foreign currency translation loss               (142)                 (44)
                                        -----------------    -----------------
         Comprehensive income (loss)           ($656)             ($1,962)
                                        =================    =================

-----------------------------------------
NOTE 6    INDUSTRY SEGMENT INFORMATION
-----------------------------------------


The following table presents information related to Nabi's two operating business segments for the three month periods ended March 31, 1999 and 1998.


                                                QUARTER ENDED MARCH 31,
                                        -------------------------------------
Dollars in Thousands                          1999                  1998
-----------------------------------------------------------------------------
Sales
     Antibody products                        $46,481                $45,962
     Pharmaceutical products                   11,542                 12,652
                                        -----------------    ----------------
         TOTAL                                $58,023                $58,614
                                        =================    ================

Operating income (loss)
     Antibody products                           $716                ($1,086)
     Pharmaceutical products                     (266)                  (978)
                                        -----------------    ----------------
         TOTAL                                   $450                ($2,064)
                                        =================    ================


The following summary reconciles reportable segment operating profit (loss) to loss before benefit for income taxes:


                                                  QUARTER ENDED MARCH 31,
                                              -------------------------------
Dollars in Thousands                             1999             1998
-----------------------------------------------------------------------------
LOSS BEFORE BENEFIT FOR INCOME TAXES:
     Reportable segment
       operating income (loss)                   $450           ($2,064)
     Unallocated interest expense              (1,311)           (1,776)
     Unallocated other income and
       expense, net                               (35)             (131)
                                             -------------    ---------------
     Consolidated loss before benefit for
       income taxes                             ($896)          ($3,971)
                                             =============    ===============


----------------------------------
NOTE 7    SUBSEQUENT EVENT
----------------------------------

During April 1999, Nabi completed the sale of six of its U.S. non-specific antibody collection centers. As contemplated by the restructuring plan discussed in Note 3, Nabi sold these centers in order to better balance the product mix of specialty and non-specific antibody products.


----------------------------------
NOTE 8    RECLASSIFICATIONS
----------------------------------


Certain items in the consolidated financial statements for the 1998 period have been reclassified for comparative purposes.

ITEM 2.

-------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                                       AND RESULTS OF OPERATIONS




The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three month periods ended March 31, 1999 and 1998. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                -------------------------------
                                                    1999               1998
-------------------------------------------------------------------------------
Sales                                              100.0%             100.0%
Cost of products sold                               78.0               76.1
                                                --------------     ------------

Gross profit margin                                 22.0               23.9
Selling, general and administrative expense         11.2               13.6
Research and development expense                     5.5                8.1
Royalty expense                                      3.7                4.7
Other operating expense                              0.8                1.0
                                                --------------     ------------

Operating income (loss)                              0.8               (3.5)
Interest income                                       -                  -
Interest expense                                    (2.2)              (3.0)
Other, net                                          (0.1)              (0.3)
                                                --------------     ------------

Loss before benefit for income taxes                (1.5)              (6.8)
Benefit for income taxes                             0.6                3.5
                                                --------------     ------------
Net loss                                            (0.9)%             (3.3)%
                                                ==============     ============


Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------------------------------
Segment                                                             1999                            1998
---------------------------------------------------------------------------------------------------------------------
Antibody Products:
         -Non-specific antibodies                            $32,094       55.3%            $34,008        58.0%
         -Specialty antibodies                                14,387       24.8              11,954        20.4
                                                         ------------- --------------   -------------- --------------
                                                              46,481       80.1              45,962        78.4
Pharmaceutical Products                                       11,542       19.9              12,652        21.6
                                                         ------------- --------------   -------------- --------------
         TOTAL                                               $58,023      100.0%            $58,614       100.0%
                                                         ============= ==============   ============== ==============

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

SALES. Sales for the first quarter of 1999 decreased slightly to $58.0 million, compared to $58.6 million for the first quarter of 1998. Pharmaceutical sales declined $1.1 million from the 1998 first quarter. WinRho SDF(TM) sales were lower, reflecting the effect of increased demand in the fourth quarter of 1998 in advance of an announced price increase in early 1999. Additionally, results in the 1999 period included only a few days sales of Nabi-HB(TM), following the late March approval of the product by the FDA, compared to a full quarter of revenues for H-BIG(R) in the 1998 first quarter. These sales decreases for pharmaceutical products were partially offset by increased sales of Autoplex(R)T in the first quarter. Antibody sales increased by $0.5 million from the 1998 first quarter. Specialty antibody product sales increased $2.4 million, reflecting higher revenues for hepatitis B and anti-D products. Non-specific antibody sales decreased $1.9 million from the comparable 1998 period as a result of lower production in the 1999 first quarter.

GROSS PROFIT MARGIN. Gross profit and related margin for the first quarter of 1999 was $12.8 million, or 22% of sales, compared to $14.0 million, or 23.9% of sales, in the first quarter of 1998. The decrease in gross profit and related margin resulted from lower mix of sales of high-margin pharmaceutical products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $6.5 million, or 11.2% of sales, for the first quarter of 1999 compared to $8.0 million, or 13.6% of sales, in the first quarter of 1998. This improvement reflects the positive effect of favorable adjustments in benefits accruals in 1999, additional costs incurred in 1998 for reorganization measures and higher 1998 costs for the support of new information systems.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.2 million, or 5.5% of sales, for the first quarter of 1999 compared to $4.8 million, or 8.1% of sales, in the first quarter of 1998. The decrease in expenses is due to Nabi's decision to reduce product development activities in 1999. Nabi will primarily focus its ongoing research and development efforts on support for currently marketed products or those in later stages of development. Nabi is actively seeking corporate and government partners to fund further development of the remaining products in its research and development pipeline. Accordingly, the Company reduced staff at its Rockville, Maryland facility during February 1999.

ROYALTY EXPENSE. Royalty expense was $2.2 million, or 3.7% of sales in the first quarter of 1999, compared to $2.7 million, or 4.7% of sales in 1998. The decrease in expense is attributable to lower sales of pharmaceutical products.

INTEREST EXPENSE. Interest expense for the first quarter of 1999 was $1.3 million, or 2.2% of sales, compared to $1.8 million, or 3.0% of sales, in the first quarter of 1998. The decrease is primarily attributable to higher amounts of interest capitalized during the 1999 first quarter. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida during the 1999 first quarter was approximately $1.1 million as compared to $0.8 million during the 1998 quarter.

OTHER FACTORS. Benefit for income taxes was $0.4 million recorded at an effective rate of 42.6% in the first quarter of 1999 compared to a $2.1 million benefit, recorded at an effective rate of 52% in the first quarter of 1998. The 42.6% effective tax rate for the first quarter of 1999 differs from the statutory rate of 35% primarily due to foreign income, non-deductible goodwill and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, Nabi's credit agreement provided for a $45 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002, and a

$5.0 million term loan due March 2000. Accordingly, the term loan was reclassified to current notes payable at March 31, 1999. Borrowings under the agreement totaled $31.5 million and additional availability was approximately $8.8 million at March 31, 1999. The credit agreement is secured by substantially all of Nabi's assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of March 31, 1999, Nabi's current assets exceeded current liabilities by $32.6 million as compared to a net working capital position of $42 million at December 31, 1998. Cash and cash equivalents at March 31, 1999 were $2 million compared to $1 million at December 31, 1998. The primary source of cash was operations, including a reduction of trade receivables and inventories. Net cash provided by operating activities was $11.1 million representing an improvement of $10.1 million from the comparable 1998 quarter. The primary uses of cash during the first quarter of 1999 were capital expenditures, principally associated with the Company's manufacturing facility in Boca Raton, Florida and a $6.0 million reduction of borrowings under the revolving credit agreement.

Projected capital expenditures for 1999 include costs associated with the Boca Raton manufacturing facility, including capitalized interest, development of information systems and related expenditures, and antibody collection center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for 1999. The Company is also in the process of seeking additional cash to fund the development of its pharmaceutical product pipeline from strategic alliances and additional funding from new or existing credit facilities.

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

Nabi has completed its initial assessment phase of addressing Year 2000 issues. The Company is currently testing systems and equipment, and is concurrently renovating or replacing any systems or equipment as needed. In addition, Nabi has initiated communications with key external suppliers and customers and is assessing the responses received. Nabi's goal is to complete all significant required validation of changes to systems, equipment or processes and contingency planning by the end of the third quarter of 1999.

The Company will utilize both internal and external resources in its Year 2000 efforts. The additional cost to achieve Year 2000 compliance is currently estimated at $3 to $5 million dollars, including expense and capital expenditures, not all of which are incremental to the Company's operations. These expenditures will primarily be incurred during 1999 and will be funded by a combination of operating cash flows, bank credit facilities, and operating lease agreements. Approximately 25% of Nabi's 1999 information technology planned expenditures will be directly attributable to Year 2000 remediation efforts. As of March 31, 1999, total Year 2000 expenditures were approximately $250,000.

The Company's efforts in these areas are ongoing. At this time, based on the work completed to date, Nabi believes that its software, equipment and other systems are Year 2000 compliant or that it will be able to renovate or replace, in a timely manner, any element, which if not Year 2000 compliant could be expected to have a significant, adverse effect on Nabi's ability to deliver products or services. However, there can be no assurance that the Company's efforts will be successful. If they are not, the Company's operations or financial condition may be materially and adversely affected.

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Nabi's Annual Report on Form 10-K for the year ended December 31, 1998 concerning certain factors that could cause Nabi's actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.


----------------------------------
PART II   OTHER INFORMATION
----------------------------------



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K:

         None

    27 - Financial Data Schedule (for S.E.C. use only)

Nabi(R)
--------------------------------------------------------------------------------
                                                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NABI(R)


Date: May 13, 1999          By:      /s/ Thomas H. Mclain
                                 ----------------------------------------------
                                 THOMAS H. MCLAIN
                                 Senior Vice President, Corporate Services and
                                     Chief Financial Officer