Form 10-Q
period 1999-06-30
NABI /DE/
filed 1999-08-12
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


           5800 Park of Commerce Boulevard N.W., Boca Raton, FL 33487
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



(Registrant's telephone number, including area code):       (561) 989-5800
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES (X)                NO ( )

The number of shares outstanding of registrant's common stock at August 10, 1999 was 34,940,366 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                                      NABI

================================================================================

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION                                                                                PAGE
     ITEM 1. FINANCIAL STATEMENTS..............................................................................3

     Consolidated Balance Sheets, June 30, 1999 and December 31, 1998..........................................3

     Consolidated Statements of Operations for the three-month and six-month periods ended
          June 30, 1999 and 1998...............................................................................4

     Consolidated Statements of Cash Flows for the six-month periods ended
          June 30, 1999 and 1998...............................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS........................................................................................9

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS................................................................................13

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................14


NABI(R)
PART I  Financial Information
Item 1  Financial Statements
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS


                                                                              (UNAUDITED)
                                                                               JUNE 30,       DECEMBER 31,
                                                                              ----------------------------
DOLLARS IN THOUSANDS                                                             1999            1998
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                              $   1,112       $   1,016
        Trade accounts receivable, net                                            31,911          40,029
        Inventories, net                                                          32,969          38,203
        Prepaid expenses and other assets                                          3,757           6,227
                                                                               ---------       ---------
                TOTAL CURRENT ASSETS                                              69,749          85,475

PROPERTY AND EQUIPMENT, NET                                                      102,174          99,018

OTHER ASSETS:
        Excess of acquisition cost over net assets acquired, net                  13,600          16,165
        Intangible assets, net                                                     6,432           7,032
        Other, net                                                                10,250          10,610
                                                                               ---------       ---------
TOTAL ASSETS                                                                   $ 202,205       $ 218,300
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Trade accounts payable                                                 $  12,716       $  14,964
        Accrued expenses                                                          24,156          28,466
        Notes payable                                                              5,279              81
                                                                               ---------       ---------
                TOTAL CURRENT LIABILITIES                                         42,151          43,511

NOTES PAYABLE                                                                    103,273         117,963
OTHER                                                                              2,287           2,637
                                                                               ---------       ---------
TOTAL LIABILITIES                                                                147,711         164,111
                                                                               ---------       ---------

STOCKHOLDERS' EQUITY:
        Convertible preferred stock, par value $.10 per share:
          5,000 shares authorized; no shares outstanding                              --              --
        Common stock, par value $.10 per share: 75,000 shares authorized;
           34,938 and 34,903 shares issued and outstanding, respectively           3,494           3,490
        Capital in excess of par value                                           137,971         137,911
        Accumulated deficit                                                      (86,196)        (86,734)
        Accumulated other comprehensive loss                                        (775)           (478)
                                                                               ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                        54,494          54,189
                                                                               ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 202,205       $ 218,300
                                                                               =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI(R)
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               (UNAUDITED)                     (UNAUDITED)
                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                 1999           1998            1999            1998
------------------------------------------------------------------------------------------------------------------
SALES                                                    $  62,198       $  61,178       $ 120,221       $ 119,792

COSTS AND EXPENSES:
        Costs of products sold                              42,669          43,542          87,898          88,131
        Selling, general and administrative expense          8,513           8,178          14,996          16,173
        Research and development expense                     3,868           5,621           7,061          10,388
        Royalty expense                                      3,914           3,118           6,091           5,863
        Other operating expense, principally
           freight and amortization                            487             577             978           1,159
                                                         ---------       ---------       ---------       ---------
OPERATING INCOME (LOSS)                                      2,747             142           3,197          (1,922)

INTEREST INCOME                                                 54               3              60              12
INTEREST EXPENSE                                              (980)         (1,401)         (2,291)         (3,177)
OTHER, NET                                                     (13)            187             (54)             47
                                                         ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                                          1,808          (1,069)            912          (5,040)

BENEFIT (PROVISION) FOR INCOME TAXES                          (756)            552            (374)          2,605
                                                         ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                        $   1,052       ($    517)      $     538       ($  2,435)
                                                         =========       =========       =========       =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE              $    0.03       ($   0.01)      $    0.02       ($   0.07)
                                                         =========       =========       =========       =========







      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI(R)
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    (UNAUDITED)
                                                                             SIX MONTHS ENDED JUNE 30,
DOLLARS IN THOUSANDS                                                             1999           1998
-----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $    538       ($ 2,435)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
        Depreciation and amortization                                           5,272          5,640
        Provision for doubtful accounts                                           (10)           (75)
        Deferred income taxes                                                     374         (2,605)
        Other                                                                      65            136

  Change in assets and liabilities:
        Decrease (increase) in trade accounts receivable                        8,128          2,544
        Decrease (increase) in inventories                                      5,234          6,835
        Decrease (increase) in prepaid expenses and other assets                  341          5,178
        Decrease (increase) in other assets                                      (242)            79
        Increase (decrease) in accounts payable and accrued liabilities        (2,846)        (5,194)
                                                                             --------       --------
        Total adjustments                                                      16,316         12,538
                                                                             --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      16,854         10,103
                                                                             --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from sale of antibody centers                                  2,518             --
        Capital expenditures                                                   (9,804)        (9,227)
                                                                             --------       --------
NET CASH USED BY INVESTING ACTIVITIES                                          (7,286)        (9,227)
                                                                             --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Repayments under line of credit, net                                   (9,690)        (6,646)
        Borrowings under term loan                                                 --          5,000
        Other debt                                                                198           (938)
        Proceeds from the exercise of options                                      20            113
                                                                             --------       --------
NET CASH USED BY FINANCING ACTIVITIES                                          (9,472)        (2,471)
                                                                             --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               96         (1,595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,016          3,397
                                                                             --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,112       $  1,802
                                                                             ========       ========









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
NOTE 1  GENERAL

Nabi(R) (the "Company") is a fully-integrated biopharmaceutical company that develops and commercializes pharmaceutical products used for the prevention and treatment of infectious and autoimmune diseases and supplies specialty and non-specific antibody products to pharmaceutical companies worldwide.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during the consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Annual Report to Stockholders for the year ended December 31, 1998.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at June 30, 1999 and the consolidated results of its operations for the three and six month periods ended June 30, 1999 and 1998. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.


NOTE 2  INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                                  JUNE 30,            DECEMBER 31,
                                            ------------------------------------------
           DOLLARS IN THOUSANDS                    1999                   1998
           ---------------------------------------------------------------------------
           Finished goods                         $31,904                $36,975
           Work in process                            944                  1,964
           Raw materials                            3,230                  3,772
                                            ------------------    --------------------
                                                   36,078                 42,711
           Less: reserves                          (3,109)                (4,508)
                                            ------------------    --------------------
                TOTAL                             $32,969                $38,203
                                            ==================    ====================




NOTE 3  NON-RECURRING CHARGES

During the fourth quarter of 1998, Nabi recorded a non-recurring charge that included $13.2 million related to a strategic plan to sharpen the Company's focus. The plan commenced during late 1998 and will be substantially completed during 1999.

A summary of the Company's restructuring activity for the first six months of 1999 is presented below:

         DOLLARS IN THOUSANDS
         ----------------------------------------------------------------------
         Balance at December 31, 1998                                $ 13,214
         Activity during 1999:
            Termination benefit payments                                 (585)
            Non-cash write-downs of fixed and intangible assets        (4,295)
            Non-cancelable lease obligation payments
               and other cash outflows                                   (145)
                                                                     --------
         BALANCE AT JUNE 30, 1999                                    $  8,189
                                                                     ========




NOTE 4  EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998:




                                                      THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------------    ----------------------------------------
                                                                  Effect of                                   Effect of
                                                                   Dilutive                                    Dilutive
                                                                  Securities:                                Securities:
                                                                    Stock                                       Stock
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    Basic EPS         Options   Diluted EPS    Basic EPS          Options   Diluted EPS
------------------------------------------------------------------------------------------------------------------------------------
1999
Net income (loss)                                  $1,052             --      $  1,052       $    538             --      $    538
Shares                                             34,926            316        35,242         34,916            243        35,159
Per share                                           $0.03             --      $   0.03       $   0.02             --      $   0.02
------------------------------------------------------------------------------------------------------------------------------------
1998
Net income (loss)                                   ($517)            --      ($   517)      ($ 2,435)            --      ($ 2,435)
Shares                                             34,889             --        34,889         34,870             --        34,870
Per share                                          ($0.01)            --      ($  0.01)      ($  0.07)            --      ($  0.07)
====================================================================================================================================



NOTE 5  COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows:

                                            THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------
DOLLARS IN THOUSANDS                          1999              1998                1999               1998
------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $1,052             ($517)               $538            ($2,435)
Foreign currency translation
  gain (loss)                                   (155)               35                (297)                (9)
                                        ------------------  ----------------  ------------------   ---------------
COMPREHENSIVE INCOME (LOSS)                     $897             ($482)               $241            ($2,444)
                                        ==================  ================  ==================   ===============


NOTE 6  INDUSTRY SEGMENT INFORMATION

The following table presents information related to Nabi's two operating business segments for the three and six months ended June 30, 1999 and 1998:

                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------------------
DOLLARS IN THOUSANDS                        1999              1998                1999             1998
------------------------------------------------------------------------- ------------------------------------
Sales
     Antibody products                      $43,988           $45,618              $90,469          $91,580
     Pharmaceutical products                 18,210            15,560               29,752           28,212
                                       ----------------   ---------------    ----------------   --------------
         TOTAL                               62,198            61,178              120,221          119,792
                                       ================   ===============    ================   ==============
Operating income (loss)
     Antibody products                        1,504              (230)               2,220           (1,316)
     Pharmaceutical products                  1,243               372                  977             (606)
                                       ----------------   ---------------    ----------------   --------------
         TOTAL                               $2,747              $142               $3,197          ($1,922)
                                       ================  ================    ================ ================


The following summary reconciles reportable segment operating profit (loss) to income (loss) before benefit (provision) for income taxes:

                                          THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------------------------------------------
DOLLARS IN THOUSANDS                        1999              1998                1999             1998
------------------------------------------------------------------------- ------------------------------------
INCOME (LOSS) BEFORE BENEFIT
  (PROVISION) FOR INCOME TAXES:
  Reportable segment
    operating income (loss)                  $2,747              $142               $3,197          ($1,922)
  Unallocated interest expense                 (980)           (1,401)              (2,291)          (3,177)
  Unallocated other income
     and expense, net                            41               190                    6               59
                                       ----------------  ----------------    ---------------- ----------------
  Consolidated income (loss)
     before benefit (provision)
     for income taxes                        $1,808           ($1,069)                $912          ($5,040)
                                       ================  ================    ================ ================


NOTE 7  RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1998 period have been reclassified for comparative purposes.

ITEM 2

--------------------------------------------------------------------------------
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three and six month periods ended June 30, 1999 and 1998. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.



RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:

                                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------------------------------------------------
                                                                   1999               1998             1999                1998
------------------------------------------------------------------------------------------------------------------------------------
SALES                                                               100.0 %            100.0 %          100.0 %             100.0 %
Costs of products sold                                               68.6 %             71.2 %           73.1 %              73.6 %
                                                               -------------       ------------     ------------       -------------

GROSS PROFIT MARGIN                                                  31.4 %             28.8 %           26.9 %              26.4 %
Selling, general and administrative expense                          13.7 %             13.4 %           12.5 %              13.5 %
Research and development expense                                      6.2 %              9.2 %            5.9 %               8.7 %
Royalty expense                                                       6.3 %              5.1 %            5.1 %               4.9 %
Other operating expense, principally
   freight and amortization                                           0.8 %              0.9 %            0.7 %               0.9 %
                                                               -------------       ------------     ------------       -------------

OPERATING INCOME (LOSS)                                               4.4 %              0.2 %            2.7 %              (1.6)%
Interest income                                                       0.1 %              0.0 %            0.0 %               0.0 %
Interest expense                                                     (1.6)%             (2.2)%           (1.9)%              (2.6)%
Other, net                                                           (0.0)%              0.3 %           (0.0)%               0.0 %
                                                               -------------       ------------     ------------       -------------

Income (loss) before benefit (provision)
   for income taxes                                                   2.9 %             (1.7)%            0.8 %              (4.2)%

Benefit (provision) for income taxes                                 (1.2)%              0.9 %           (0.3)%               2.2 %
                                                               -------------       ------------     ------------       -------------
NET INCOME (LOSS)                                                     1.7 %             (0.8)%            0.5 %              (2.0)%
                                                               =============       ============     ============       =============


Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------------------------------------
SEGMENT                                                             1999                            1998
---------------------------------------------------------------------------------------------------------------------
Antibody products:
         - Non-specific antibodies                           $29,868       48.0%            $32,686        53.4%
         - Specialty antibodies                               14,120       22.7%             12,932        21.1%
                                                         -------------  -------------   -------------  --------------
                                                              43,988       70.7%             45,618        74.6%
Pharmaceutical products                                       18,210       29.3%             15,560        25.4%
                                                         -------------  -------------   -------------  --------------
         TOTAL                                               $62,198      100.0%            $61,178       100.0%
                                                         =============  =============   =============  ==============

                                                                          SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------------------------------------
SEGMENT                                                             1999                            1998
---------------------------------------------------------------------------------------------------------------------
Antibody products:
         - Non-specific antibodies                           $61,962       51.5%            $66,694        55.7%
         - Specialty antibodies                               28,507       23.7%             24,886        20.8%
                                                         -------------  -------------   -------------  --------------
                                                              90,469       75.2%             91,580        76.5%
Pharmaceutical products                                       29,752       24.8%             28,212        23.5%
                                                         -------------  -------------   -------------  --------------
         TOTAL                                              $120,221      100.0%           $119,792       100.0%
                                                         =============  =============   =============  ==============




THREE MONTHS ENDED JUNE 30, 1999 AND 1998

SALES. Sales for the second quarter of 1999 increased by $1 million to $62.2 million, compared to $61.2 million for the second quarter of 1998. Pharmaceutical sales increased 17% from the 1998 second quarter. This increase reflected increased sales of existing products, WinRho SDF(TM) and Autoplex(R)T, and sales of ALOPRIM(TM), a new pharmaceutical product that Nabi in-licensed and launched at the end of the second quarter in 1999. Total antibody sales decreased by $1.6 million from the 1998 second quarter. Consistent with the Company's objectives for 1999 to shift revenues toward specialty products and improve antibody margins, specialty antibody product sales increased almost 10%, reflecting higher volumes for most products, including tetanus, anti-CMV and rabies products, which more than offset the cessation of anti-RSV product sales. Non-specific antibody sales decreased 9% from the comparable 1998 period due to lower production, reflecting in part the effect of the sale of six antibody collection centers in April 1999.

GROSS PROFIT MARGIN. Gross profit and related margin for the second quarter of 1999 was $ 19.5 million, a record level of 31.4% of sales, compared to $17.6 million, or 28.8% of sales, in the second quarter of 1998. The gains in gross profit and related margin reflects the Company's success in improving sales mix toward higher-margin specialty antibody products and pharmaceutical products. In addition, the 1999 results reflect management's efforts to manage costs and optimize production in the antibody business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.5 million, or 13.7% of sales, for the second quarter of 1999 compared to $8.2 million, or 13.4% of sales, in the second quarter of 1998. This increase resulted from higher sales and marketing expenses associated with increasing pharmaceutical product sales, the launch of Nabi-HB(TM), and increased system costs related to Year 2000 readiness. This increase was partially offset by a reduction in other general and administrative expenses for the 1999 quarter.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.9 million, or 6.2% of sales, for the second quarter of 1999 compared to $5.6 million, or 9.2% of sales, in the second quarter of 1998. Nabi incurred significant expenditures during 1998 related to the advancement of clinical trials for Nabi-HB(TM) which was approved by the FDA in March 1999. In 1999, Nabi has reduced pre-clinical product development activities and has focused its ongoing research and development efforts to support currently marketed products and those in later stages of development. At the same time, the Company is actively seeking corporate and government partners to fund the significant cost of further development for the products in its research and development pipeline.

ROYALTY EXPENSE. Royalty expense was $3.9 million, or 6.3% of sales, in the second quarter of 1999, compared to $3.1 million, or 5.0% of sales, in the second quarter of 1998. The increase is attributable to higher sales of pharmaceutical products and Nabi-HB(TM) royalties payable to the New York Blood Center based on the reformulated product.

INTEREST EXPENSE. Interest expense for the second quarter of 1999 was $1 million, or 1.6% of sales, compared to $1.4 million, or 2.2% of sales, in the second quarter of 1998. The decrease is primarily attributable to higher amounts of interest capitalized during the 1999 second quarter. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $1.2 million in the 1999 second quarter as compared to $0.8 million during the 1998 period.

OTHER FACTORS. Provision for income taxes was $0.8 million, recorded at an effective rate of 41.8%, in the second quarter of 1999 compared to a $0.6 million benefit, or an effective rate of 52%, in the second quarter of 1998. The 41.8% effective tax rate for the second quarter of 1999 differs from the statutory rate of 35% primarily due to foreign income, non-deductible goodwill and state income taxes.




SIX MONTHS ENDED JUNE 30, 1999 AND 1998

SALES. Sales for the first half of 1999 increased by $0.4 million to $120.2 million compared to $119.8 million for the first half of 1998. The increase resulted primarily from a 15% increase in sales of specialty antibody products, reflecting higher volumes for most products, including hepatitis B, tetanus, anti-CMV, rabies and anti-D products, partially offset by the cessation of anti-RSV product sales. Non-specific antibody sales decreased by $4.7 million due to lower production in 1999. This is in part due to the impact of the sale of six centers in April 1999 and, the Company believes, low unemployment levels which has made it difficult to attract potential donors. Pharmaceutical product sales increased by $1.5 million primarily due to increased sales of Autoplex(R)T and sales of ALOPRIM(TM), a new pharmaceutical product that Nabi in-licensed and launched at the end of the second quarter in 1999.

GROSS PROFIT MARGIN. Gross profit and related margin for the first half of 1999 was $32.3 million, or 26.9% of sales, compared to $31.7 million, or 26.4% of sales, in the first half of 1998. The $0.7 million increase in gross profit and related margin resulted from an improved sales mix of higher-margin specialty antibody products and pharmaceutical products. In addition, the 1999 results reflect management's efforts to manage costs and optimize production in the antibody business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $15 million, or 12.5% of sales, for the first half of 1999 compared to $16.2 million, or 13.5% of sales, in the first half of 1998. This $1.2 million decrease reflects the impact of higher general and administrative expense in 1998 due to costs associated with reorganizational measures initiated in the first half of 1998. This reduction was partially offset by increased sales and marketing expenses in 1999 associated with increased pharmaceutical product sales, the launch of Nabi-HB(TM), and increased system costs related to Year 2000 readiness.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $7.1 million, or 5.9% of sales, for the first half of 1999, compared to $10.4 million, or 8.7% of sales, in the first half of 1998. Nabi incurred significant expenditures during 1998 related to the advancement of clinical trials for Nabi-HB(TM) which was approved by the FDA in March 1999. In 1999, Nabi has reduced pre-clinical product development activities and has focused its ongoing research and development efforts to support currently marketed products and those in later stages of development. At the same time, the Company is actively seeking corporate and government partners to fund the significant cost of further development for the products in its research and development pipeline.

ROYALTY EXPENSE. Royalty expense for the first half of 1999 was $6.1 million, or 5.1% of sales, compared to $5.9 million, or 4.9% of sales, in the first half of 1998. The increase is attributable to higher sales of pharmaceutical products and Nabi-HB(TM) royalties payable to the New York Blood Center based on the reformulated product.

INTEREST EXPENSE. Interest expense for the first half of 1999 was $2.3 million, or 1.9% of sales, compared to $3.2 million, or 2.6% of sales, in the first half of 1998. The decrease is primarily attributable to higher amounts of interest capitalized during the first half of 1999. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $2.3 million during the first six months of 1999 as compared to $1.6 million during the 1998 period.

OTHER FACTORS. Provision for income taxes was $0.4 million or an effective rate of 41%, in the first half of 1999 compared to a $2.6 million benefit, or an effective rate of 52%, in the first half of 1998. The 41% effective tax rate for 1999 differs from the statutory rate of 35% primarily due to foreign income, non-deductible goodwill and state income taxes.



LIQUIDITY AND CAPITAL RESOURCES


At June 30, 1999, Nabi's credit agreement provided for a $45 million revolving credit facility subject to certain borrowing base restrictions as defined in the agreement which matures in September 2002, and a $5.0 million term loan due in March 2000. Borrowings under the agreement totaled $27.8 million and additional availability was approximately $8 million at June 30, 1999. The credit agreement is secured by substantially all of Nabi's assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of June 30, 1999, Nabi's current assets exceeded current liabilities by $27.6 million as compared to a net working capital position of $42 million at December 31, 1998. Cash and cash equivalents at June 30, 1999 were $1.1 million compared to $1 million at December 31, 1998. The primary source of cash during 1999 was operations, including a reduction of trade receivables and inventories. Net cash provided by operating activities was $16.9 million representing an improvement of $6.8 million from the comparable 1998 six months. The primary uses of cash during the first half of 1999 were capital expenditures, principally associated with the Company's manufacturing facility in Boca Raton, Florida, and a $9.7 million reduction of borrowings under the revolving credit agreement.

Projected capital expenditures for the remainder of 1999 include costs associated with the Boca Raton manufacturing facility, including capitalized interest, development of information systems and related expenditures, and antibody collection center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for 1999. The Company is also in the process of seeking additional cash to fund the development of its pharmaceutical product pipeline from strategic alliances and additional funding from new or existing credit facilities.


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

The Company's program to address Year 2000 readiness has four overlapping phases. Phase I, the identification and assessment of systems, equipment and business relationships associated with Nabi's business critical processes, has been completed. For these business critical processes, the Company is focusing its efforts on Phase II, the testing of Year 2000 readiness for the associated internal systems and equipment and the inquiry/audit of Year 2000 readiness for external suppliers and customers, Phase III, the renovation or replacement of the associated systems, equipment or business relationships that will not be Year 2000 ready, including re-testing as required, and Phase IV, contingency planning to mitigate the potential effect of issues which may be so deeply embedded in the identified business critical processes that they are beyond the Company's ability to identify and control.

As indicated above, Nabi has completed its initial assessment phase of addressing Year 2000 issues. For its business critical processes, the Company is currently testing systems and equipment, and is concurrently renovating or replacing any systems or equipment as needed. In addition, Nabi has initiated communications with any associated key external suppliers and customers and is assessing the responses received. Nabi's goal is to complete all significant required testing of changes to systems, equipment or processes and contingency planning by the end of the third quarter of 1999.

The Company will utilize both internal and external resources in its Year 2000 efforts. The additional cost to achieve Year 2000 readiness is currently estimated at $3 to $5 million dollars, including expense and capital expenditures, not all of which are incremental to the Company's operations. These expenditures will primarily be incurred during 1999 and will be funded by a combination of operating cash flows, bank credit facilities, and operating and capital lease agreements. Approximately 25% of Nabi's 1999 information technology planned expenditures will be directly attributable to Year 2000 remediation efforts. Year 2000 related expenditures were approximately $620,000 in the second quarter of 1999.

The Company's efforts in these areas are ongoing. As of June 1999, based on the work completed to date, Nabi believes that the software, equipment and other systems related to its business critical processes are Year 2000 ready or that it will be able to renovate or replace, in a timely manner, any element, which if not Year 2000 ready could be expected to have a significant, adverse effect on Nabi's ability to deliver products or services. However, there can be no assurance that the Company's efforts will be successful. If they are not, the Company's operations or financial condition may be materially and adversely affected.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at Nabi's annual stockholders' meeting, which was held on May 28, 1999:

a) Election of the following to the Board of Directors:

                                                                     VOTES
                                              ----------------------------------------------------
                                                         FOR                       WITHHELD
--------------------------------------------------------------------------------------------------
David L. Castaldi                                     31,441,424                    358,444

Joseph C. Cook, Jr.                                   31,463,924                    335,944

George W. Ebright                                     31,433,799                    366,069

David J. Gury                                         31,405,880                    393,988

Richard A. Harvey, Jr.                                31,454,319                    345,549

Linda Jenckes                                         31,457,077                    342,791

David A. Thompson                                     31,438,974                    360,894


b) Approval of the Stock Plan for Non-Employee Directors, as amended:

                                              VOTES
------------------------------------------------------------------------
          For                  Against                 Abstain

----------------------- --------------------- --------------------------
      30,700,809              908,195                  190,864


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit

         10.23    Amended and Restated By-Laws of Nabi dated
                  May 28, 1999

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


                              NABI(R)


Date: August 11, 1999         By: /s/ Thomas H. Mclain
                                  ---------------------------------------
                                  THOMAS H. MCLAIN
                                  Senior Vice President, Corporate Services and Chief Financial Officer