Form 10-Q
period 1999-09-30
NABI /DE/
filed 1999-11-12
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

                           COMMISSION FILE #0-4829-03




                                    NABI (R)
                         ------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                       59-1212264
-------------------------------            ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    5800 Park of Commerce Boulevard N.W., Boca Raton, FL         33487
--------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)



(Registrant's telephone number, including area code):      (561) 989-5800
                                                     -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                      YES (X)                NO ( )

The number of shares outstanding of registrant's common stock at November 9, 1999 was 34,960,243 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     NABI(R)
================================================================================


                                      INDEX
                                      -----

-----------------------------
PART I. FINANCIAL INFORMATION                                                                                PAGE
-----------------------------                                                                                ----

     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheets, September 30, 1999 and December 31, 1998.....................................3

     Consolidated Statements of Operations for the three-month and nine-month periods ended
          September 30, 1999 and 1998..........................................................................4

     Consolidated Statements of Cash Flows for the nine-month periods ended
          September 30, 1999 and 1998..........................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.......................................................................................10

-----------------------------
PART II. OTHER INFORMATION
-----------------------------

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................15
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................15


NABI(R)
PART I  Financial Information
Item 1  Financial Statements
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS

                                                                              (UNAUDITED)
                                                                              SEPTEMBER 30,    DECEMBER 31,
IN THOUSANDS EXCEPT PER SHARE DATA                                                1999             1998
-----------------------------------------------------------------------------------------------------------
ASSETS
------

CURRENT ASSETS:
        Cash and cash equivalents                                               $     593        $   1,016
        Trade accounts receivable, net                                             28,059           40,029
        Inventories, net                                                           35,280           38,203
        Prepaid expenses and other assets                                           6,082            6,227
                                                                                ---------        ---------
                Total current assets                                               70,014           85,475

PROPERTY AND EQUIPMENT, NET                                                       105,791           99,018

OTHER ASSETS:
        Excess of acquisition cost over net assets acquired, net                   13,418           16,165
        Intangible assets, net                                                      6,227            7,032
        Other, net                                                                  7,689           10,610
                                                                                ---------        ---------
TOTAL ASSETS                                                                    $ 203,139        $ 218,300
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Trade accounts payable                                                  $  17,555        $  14,964
        Accrued expenses                                                           22,833           28,466
        Notes payable                                                               5,145               81
                                                                                ---------        ---------
                TOTAL CURRENT LIABILITIES                                          45,533           43,511

NOTES PAYABLE                                                                     100,178          117,963
OTHER                                                                               1,361            2,637
                                                                                ---------        ---------
TOTAL LIABILITIES                                                                 147,072          164,111
                                                                                ---------        ---------

STOCKHOLDERS' EQUITY:
        Convertible preferred stock, par value $.10 per share:
           5,000 shares authorized; no shares outstanding                               --               --
        Common stock, par value $.10 per share: 75,000 shares authorized;
           34,959 and 34,903 shares issued and outstanding, respectively            3,496            3,490
        Capital in excess of par value                                            138,031          137,911
        Accumulated deficit                                                       (84,746)         (86,734)
        Accumulated other comprehensive loss                                         (714)            (478)
                                                                                ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                         56,067           54,189
                                                                                ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 203,139        $ 218,300
                                                                                =========        =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI(R)
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (UNAUDITED)                     (UNAUDITED)
                                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------   -------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                  1999            1998             1999             1998
-------------------------------------------------------------------------------------------------------------------------
SALES                                                     $  54,181        $  58,713        $ 174,402        $ 178,505
COSTS AND EXPENSES:
        Costs of products sold                               37,589           42,520          125,487          130,651
        Selling, general and administrative expense           8,859            7,449           23,855           23,622
        Research and development expense                      4,229            5,301           11,290           15,689
        Royalty expense                                       2,786            2,694            8,877            8,557
        Other operating expense, principally
           freight and amortization                             446              499            1,424            1,658
        Non-recurring credit                                 (1,935)              --           (1,935)              --
                                                          ---------        ---------        ---------        ---------
OPERATING INCOME (LOSS)                                       2,207              250            5,404           (1,672)

INTEREST INCOME                                                   7               24               67               36
INTEREST EXPENSE                                             (1,012)          (1,419)          (3,303)          (4,596)
OTHER, NET                                                      (11)              (7)             (65)              40
                                                          ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE BENEFIT (PROVISION)
   FOR INCOME TAXES                                           1,191           (1,152)           2,103           (6,192)

BENEFIT (PROVISION) FOR INCOME TAXES                            259           (2,605)            (115)              --
                                                          ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                         $   1,450        $  (3,757)       $   1,988        $  (6,192)
                                                          =========        =========        =========        =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE               $    0.04        $   (0.11)       $    0.06        $   (0.18)
                                                          =========        =========        =========        =========









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI(R)
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             (UNAUDITED)
                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
DOLLARS IN THOUSANDS                                                                   1999            1998
------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $  1,988        $ (6,192)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                   7,695           8,548
        Non-recurring credit                                                           (1,935)             --
        Provision for doubtful accounts                                                   (98)            (13)
        Other                                                                             108             228

  Change in assets and liabilities:
        Decrease in trade accounts receivable                                          12,068           3,950
        Decrease in inventories                                                         2,923           4,214
        Decrease in prepaid expenses and other assets                                     769           8,254
        (Increase) decrease in other assets                                              (223)            258
        Increase (decrease) in accounts payable and accrued liabilities                 1,493          (5,658)
                                                                                     --------        --------
        Total adjustments                                                              22,800          19,781
                                                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              24,788          13,589
                                                                                     --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:
        Proceeds from sale of antibody centers                                          2,518              --
        Capital expenditures                                                          (15,090)        (14,786)
                                                                                     --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                                 (12,572)        (14,786)
                                                                                     --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
        Repayments under line of credit, net                                          (12,785)         (5,261)
        Borrowings under term loan                                                         --           5,000
        Other debt                                                                         64          (1,394)
        Proceeds from the exercise of options                                              82             135
                                                                                     --------        --------
NET CASH USED BY FINANCING ACTIVITIES                                                 (12,639)         (1,520)
                                                                                     --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (423)         (2,717)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,016           3,397
                                                                                     --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    593        $    680
                                                                                     ========        ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI

-------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------
NOTE 1    GENERAL
--------------------------------

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly Nabi's consolidated financial position at September 30, 1999 and the consolidated results of its operations for the three and nine month periods ended September 30, 1999 and 1998. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.


--------------------------------
NOTE 2    INVENTORIES
--------------------------------

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                              SEPTEMBER 30,            DECEMBER 31,
                                            -------------------------------------------
DOLLARS IN THOUSANDS                               1999                    1998
---------------------------------------------------------------------------------------
Finished goods                                    $33,890                  $36,975
Work in process                                     1,328                    1,964
Raw materials                                       2,861                    3,772
                                            -------------           --------------
                                                   38,079                   42,711
Less: reserves                                     (2,799)                  (4,508)
                                            -------------           --------------
         TOTAL                                    $35,280                  $38,203
                                            =============           ==============

--------------------------------
NOTE 3    NON-RECURRING CHARGES
--------------------------------


During the fourth quarter of 1998, Nabi recorded a non-recurring charge that included $13.2 million related to its strategic plan to sharpen the Company's focus on improving profitability. The plan commenced during late 1998 and will be substantially completed during 1999.

A summary of the Company's restructuring activity for the first nine months of 1999 is presented below:

DOLLARS IN THOUSANDS
-------------------------------------------------------------------------------
Balance at December 31, 1998                                           $13,214
Activity during 1999:
   Non-cash write-downs of fixed and intangible assets                  (4,269)
   Non-recurring credit                                                 (1,935)
   Termination benefit payments                                           (817)
   Non-cancelable lease obligation payments
      and other cash outflows                                             (292)
                                                                 -------------
BALANCE AT SEPTEMBER 30, 1999                                           $5,901
                                                                 =============


Included in the original $13.2 million restructuring charge were estimated cash expenses for severance and future lease costs related to the shut-down of the Company's German operations which was planned for and determined likely to occur at that time. Rather than shutting down the operations, Nabi has been able to reach an agreement during the third quarter of 1999 to transfer those operations to a third party. As a result, Nabi reversed $1.9 million of the accrued severance and lease charges since the Company should avoid these obligations.


--------------------------------
NOTE 4    EARNINGS PER SHARE
--------------------------------

The following is a reconciliation between basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                 -----------------------------------------     ------------------------------------------
                                  Effect of                                      Effect of
                                   Dilutive                                       Dilutive
                                  Securites:                                     Securites:
                                    Stock                                          Stock
                 Basic EPS          Options    Diluted EPS     Basic EPS           Options    Diluted EPS
---------------------------------------------------------------------------------------------------------
1999
Net income       $  1,450              --       $  1,450        $  1,988              --       $  1,988
Shares             34,943           1,688         36,631          34,925             725         35,650
Per share        $   0.04              --       $   0.04        $   0.06              --       $   0.06
                 ----------------------------------------------------------------------------------------
1998
Net loss         $ (3,757)             --       $ (3,757)       $ (6,192)             --       $ (6,192)
Shares             34,897              --         34,897          34,879              --         34,879
Per share        $  (0.11)             --       $  (0.11)       $  (0.18)             --       $  (0.18)
---------------------------------------------------------------------------------------------------------

--------------------------------------
NOTE 5    COMPREHENSIVE INCOME
--------------------------------------



The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
DOLLARS IN THOUSANDS                          1999              1998                1999               1998
------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $1,450           $(3,757)             $1,988            $(6,192)
Foreign currency translation
  gain (loss)                                     61               186                (236)               177
                                        -----------------  -----------------  ------------------  ----------------
COMPREHENSIVE INCOME (LOSS)                   $1,511           $(3,571)             $1,752            $(6,015)
                                        -----------------  -----------------  ------------------  ----------------



--------------------------------------
NOTE 6    INDUSTRY SEGMENT INFORMATION
--------------------------------------



The following table presents information related to Nabi's two operating business segments for the three and nine months ended September 30, 1999 and 1998:

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                       -----------------------------------------------------------------------
DOLLARS IN THOUSANDS                        1999              1998                1999             1998
------------------------------------------------------------------------- ------------------------------------
Sales
     Pharmaceutical products                $18,222           $13,778             $ 47,974         $ 41,990
     Antibody products                       35,959            44,935              126,428          136,515
                                       ----------------  ----------------    ---------------- ----------------
         TOTAL                              $54,181           $58,713             $174,402         $178,505
                                       ================  ================    ================ ================
Operating income (loss)
     Pharmaceutical products                $ 1,782           $   182             $  2,761         $   (424)
     Antibody products                          425                68                2,643           (1,248)
                                       ----------------  ----------------    ---------------- ----------------
         TOTAL                              $ 2,207           $   250             $  5,404         $ (1,672)
                                       ================  ================    ================ ================


The following summary reconciles reportable segment operating profit (loss) to income (loss) before benefit (provision) for income taxes:

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                       -----------------------------------------------------------------------
DOLLARS IN THOUSANDS                        1999              1998                1999             1998
------------------------------------------------------------------------- ------------------------------------
INCOME (LOSS) BEFORE BENEFIT
  (PROVISION) FOR INCOME TAXES:
  Reportable segment
    operating income (loss)                 $ 2,207           $   250              $ 5,404          $(1,672)
  Unallocated interest expense               (1,012)           (1,419)              (3,303)          (4,596)
  Unallocated other income
     and expense, net                            (4)               17                    2               76
                                       ----------------  ----------------    ---------------- ----------------
  Consolidated income (loss)
     before benefit (provision)
     for income taxes                       $ 1,191           $(1,152)             $ 2,103          $(6,192)
                                       ================  ================    ================ ================

--------------------------------------
NOTE 7    RECLASSIFICATIONS
--------------------------------------


Certain items in the consolidated financial statements for the 1998 period have been reclassified for comparative purposes.

ITEM 2
--------------------------------------------------------------------------------
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three and nine month periods ended September 30, 1999 and 1998. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.


---------------------------------
RESULTS OF OPERATIONS
---------------------------------


The following table sets forth Nabi's results of operations expressed as a percentage of sales:

                                                     Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
                                                 ----------------------      ---------------------
                                                    1999         1998          1999         1998
                                                 ---------    ---------      --------    ---------

Sales                                            100.0 %       100.0 %       100.0 %       100.0 %
Costs of products sold                            69.4 %        72.4 %        72.0 %        73.2 %
                                                ------        ------        ------        ------

Gross profit margin                               30.6 %        27.6 %        28.0 %        26.8 %
Selling, general and administrative expense       16.4 %        12.7 %        13.7 %        13.2 %
Research and development expense                   7.8 %         9.0 %         6.5 %         8.8 %
Royalty expense                                    5.1 %         4.6 %         5.1 %         4.8 %
Other operating expense, principally
   freight and amortization                        0.8 %         0.8 %         0.8 %         0.9 %
Non-recurring charges                             (3.6)%          -- %        (1.1)%          -- %
                                                ------        ------        ------        ------

Operating income (loss)                            4.1 %         0.4 %         3.1 %        (0.9)%
Interest income                                     -- %          -- %          -- %          -- %
Interest expense                                  (1.9)%        (2.3)%        (1.9)%        (2.5)%
Other, net                                          -- %          -- %          -- %          -- %
                                                ------        ------        ------        ------

Income (loss) before benefit (provision)
   for income taxes                                2.2 %        (2.0)%         1.2 %        (3.5)%

Benefit (provision) for income taxes               0.5 %        (4.4)%        (0.1)%          -- %
                                                ------        ------        ------        ------
Net income (loss)                                  2.7 %        (6.4)%         1.1 %        (3.5)%
                                                ======        ======        ======        ======



Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:


                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
SEGMENT                                                             1999                            1998
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical products                                      $18,222       33.6%            $13,778        23.5%
Antibody products:
         - Non-specific antibodies                            24,850       45.9              30,579        52.1
         - Specialty antibodies                               11,109       20.5              14,356        24.4
                                                         ------------  --------------   -------------  --------------
                                                              35,959       66.4              44,935        76.5
                                                         ------------  --------------   -------------  --------------
         TOTAL                                               $54,181      100.0%            $58,713       100.0%
                                                         ============  ==============   =============  ==============

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
SEGMENT                                                             1999                            1998
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical products                                      $47,974       27.5%            $41,990        23.5%
Antibody products:
         - Non-specific antibodies                            86,812       49.8              97,273        54.5
         - Specialty antibodies                               39,616       22.7              39,242        22.0
                                                         -------------  -------------   --------------  -------------
                                                             126,428       72.5             136,515        76.5
                                                         -------------  -------------   --------------  -------------
         TOTAL                                              $174,402      100.0%           $178,505       100.0%
                                                         =============  =============   ==============  =============



----------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
----------------------------------------------------


SALES. Sales for the third quarter of 1999 decreased by $4.5 million to $54.2 million, compared to $58.7 million for the third quarter of 1998, reflecting lower revenues for antibody products. Pharmaceutical sales increased 32% from the third quarter of 1998 reflecting increased sales of WinRho SDF(TM) and Nabi-HB(TM), and sales OF ALOPRIM(TM), a new pharmaceutical product that Nabi in-licensed and launched in June 1999. Higher sales of WinRho SDF(TM) in the third quarter of 1999 resulted primarily from increased demand from distributors. In 1999, Nabi-HB(TM) sales results reflect the successful launch of this product, which received expedited approval by the FDA in March, 1999. In 1998, Nabi exhausted the remaining inventory of its predecessor product, H-BIG(R) during the third quarter.

Total antibody sales decreased by 20% from the third quarter of 1998 due to a 19% decline in non-specific antibody sales. Sales of non-specific antibody sales decreased due to lower production reflecting the impact of the sale of six antibody collection centers in April 1999, and lower overall antibody collections on a same store basis. The Company believes low unemployment and the increasing impact of regulations on donor eligibility have contributed to these lower production levels. The impact of lower production was partially offset by increased prices as a result of a new multi-year contract with a major customer. The 23% decrease in specialty antibodies sales from the comparable 1998 period included the effect of customer import licensing issues that delayed shipments of some specialty antibodies until the fourth quarter.

GROSS PROFIT MARGIN. Gross profit and related margin for the third quarter of 1999 was $16.6 million, or 30.6% of sales, compared to $16.2 million, or 27.6% of sales, in the third quarter of 1998. The increase in gross profit and related margin reflects the Company's success in shifting the sales mix toward higher-margin pharmaceutical products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.9 million, or 16.4% of sales, for the third quarter of 1999 compared to $7.4 million, or 12.7% of sales, in the third quarter of 1998. This increase resulted from higher sales and marketing expenses associated with increasing pharmaceutical product sales, as well as the cost related to Year 2000 preparedness efforts. The higher sales and marketing expenses included costs related to the launch of ALOPRIM(TM) and continuing promotion of Nabi-HB(TM). These increases were partially offset by a reduction in other general and administrative expenses for the 1999 quarter.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $4.2 million, or 7.8% of sales, for the third quarter of 1999 compared to $5.3 million, or 9.0% of sales, in the third quarter of 1998. Nabi incurred significant expenditures during the prior year period related to expenditures incurred in conjunction with the submission of the Product License Application ("PLA") for Nabi-HB(TM), a product approved by the FDA in March 1999. In 1999, Nabi has reduced pre-clinical product development activities and has focused its ongoing research and development efforts to support currently marketed products and those products in later stages of development, including Nabi-StaphVAX(TM). At the same time, the Company is actively seeking corporate and government partners to fund the significant cost of further development for the products in its extensive research and development pipeline.

Nabi has continued to report promising data from its research and development efforts in the third quarter of 1999, specifically the encouraging interim results from a pivotal phase III trial of Nabi-StaphVAX(TM), for which the Company anticipates final results to be available in the third quarter of 2000. In addition, Nabi was recently issued two patents (US Pat. No. 5,866,140 & 5,961,975) containing claims covering both a Staphylococcus epidermidis vaccine and a hyperimmune globulin made using the vaccine, thereby strengthening the Company's proprietary position around the staphylococcal vaccines and immunoglobulin products it has currently in development. It is Nabi's strategy to integrate these antigens into pharmaceutical products aimed at preventing and treating life threatening bacterial infections.

ROYALTY EXPENSE. Royalty expense is directly related to pharmaceutical sales. The Company incurred $2.8 million of royalty expense, or 15.3% of pharmaceutical sales, in the third quarter of 1999, compared to $2.7 million, or 19.6% of sales, in the third quarter of 1998. Royalty expense decreased as a percentage of pharmaceutical revenue reflecting the year to date effect of a recent agreement limiting the amount of royalties to be paid on sales of Nabi-HB(TM). The benefits of the restated royalty agreement will continue into the fourth quarter.

NON-RECURRING CREDIT. During the third quarter of 1999, Nabi reversed a portion of a non-recurring charge originally recorded in the fourth quarter of 1998 for the planned shut-down of its German operations, which was planned for and determined likely to occur at that time. Rather than shutting down the operations, Nabi has been able to reach an agreement during the third quarter of 1999 to transfer those operations to a third party. As a result , Nabi should avoid estimated cash expenses for severance and future lease costs amounting to $1.9 million.

INTEREST EXPENSE. Interest expense for the third quarter of 1999 was $1.0 million, or 1.9% of sales, compared to $1.4 million, or 2.3% of sales, in the third quarter of 1998. The decrease is attributable to higher amounts of interest capitalized and lower average outstanding bank borrowings during the third quarter of 1999 as compared to the third quarter of 1998. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $1.2 million in the 1999 third quarter as compared to $0.9 million during the 1998 period.

OTHER FACTORS. Benefit for income taxes was $0.3 million, recorded at an effective rate of 21.7%, in the third quarter of 1999 compared to a $2.6 million provision in the third quarter of 1998. The 21.7% effective tax benefit rate for the third quarter of 1999 differs from the statutory rate of 35% primarily due to reversal of the prior 1999 six months' tax provision. This reversal is due to Nabi's expectation of realizing the current year's benefit from a portion of its net operating loss carryforwards from prior years.


------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
------------------------------------------------

SALES. Sales for the nine months ended September 30, 1999 decreased by $4.1 million to $174.4 million compared to $178.5 million for the nine months of 1998. Pharmaceutical sales increased by approximately $6.0 million primarily due to increased sales of Autoplex(R)T and WinRho SDF(TM), and sales of ALOPRIM(TM), a new pharmaceutical product that Nabi in-licensed and launched in June 1999. Comparative increased sales of Autoplex(R)T during the first nine months of 1999 reflect the impact of increased supply of the product as compared to the first nine months of 1998. Higher sales of WinRho SDF(TM) for the nine months of 1999 resulted primarily from increased distributor demand.

Total antibody sales decreased by 7% from the nine months of 1998. Non-specific antibody sales decreased 11% due to lower production reflecting the impact of the sale of six centers in April 1999, and overall lower antibody collections on a same store basis. The Company believes low unemployment and the increasing impact of regulations on donor eligibility have contributed to these lower production levels.

GROSS PROFIT MARGIN. Gross profit and related margin for the nine months ended September 30, 1999 was $48.9 million, or 28.0% of sales, compared to $47.9 million, or 26.8% of sales, in the nine months of 1998. The increase in gross profit and related margin resulted from an improved sales mix of higher-margin pharmaceutical products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $23.9 million, or 13.7% of sales, for the nine months ended September 30, 1999 compared to $23.6 million, or 13.2% of sales, in the nine months of 1998. This increase reflects increased sales and marketing expenses in 1999 associated with increased pharmaceutical product sales and the launches of Nabi-HB(TM) and ALOPRIM(TM), as well as increased system costs related to Year 2000 readiness. The increase was offset by the impact of higher general and administrative expenses in 1998 due to costs associated with reorganizational measures initiated in the first half of 1998.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $11.3 million, or 6.5% of sales, for the nine months of 1999, compared to $15.7 million, or 8.8% of sales, in the prior year period. In 1998, Nabi incurred significant expenditures related to the advancement of clinical trials and the submission of the PLA for Nabi-HB(TM), a product approved by the FDA in March 1999. In 1999, Nabi has reduced pre-clinical product development activities and has focused its ongoing research and development efforts to support currently marketed products and those in later stages of development, including Nabi-StaphVAX(TM). At the same time, the Company is actively seeking corporate and government partners to fund the significant cost of further development for the products in its extensive research and development pipeline.

ROYALTY EXPENSE. Royalty expense is directly related to pharmaceutical sales. The Company incurred $8.9 million of royalty expense, or 18.5% of pharmaceutical sales, in the first nine months of 1999, compared to $8.6 million, or 20.4% of sales, in the first nine months of 1998. Royalty expense decreased as a percentage of pharmaceutical revenue due to a recent agreement limiting the amount of royalties to be paid on sales of Nabi-HB(TM). The benefits of the restated royalty agreement will continue for the remainder of 1999.

NON-RECURRING CREDIT. During the third quarter of 1999, Nabi reversed a portion of a non-recurring charge originally recorded in the fourth quarter of 1998 for the planned shut-down of its German operations, which was planned for and determined likely to occur at that time. Rather than shutting down the operations, Nabi has been able to reach an agreement to transfer those operations to a third party. As a result, Nabi should avoid estimated cash expenses for severance and future lease costs amounting to $1.9 million.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 was $3.3 million, or 1.9% of sales, compared to $4.6 million, or 2.5% of sales, in the nine months of 1998. The decrease is attributable to higher amounts of interest capitalized and lower average outstanding bank borrowings during the nine months of 1999. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $3.5 million during the first nine months of 1999 as compared to $2.5 million during the 1998 period.

OTHER FACTORS. Benefit for income taxes was $0.1 million or an effective rate of 5.5%, in the nine months ended September 30, 1999. The 5.5% effective tax rate for 1999 differs from the statutory rate of 35% due to Nabi's expectation of realizing the current year's benefit from a portion of its net operating loss carryforwards from prior years.

-----------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-----------------------------------

At September 30, 1999, Nabi's credit agreement provided for a revolving credit facility of up to $45 million subject to certain borrowing base restrictions, which matures in September 2002, and a $5 million term loan due in March 2000. Borrowings under the agreement totaled $24.7 million at September 30, 1999 as compared to $37.5 million at December 31, 1998, and additional availability was approximately $5.6 million at September 30, 1999. The credit agreement is secured by substantially all of Nabi's assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of September 30, 1999, Nabi's current assets exceeded current liabilities by $24.5 million as compared to a net working capital position of $42 million at December 31, 1998. Cash and cash equivalents at September 30, 1999 were $0.6 million compared to $1 million at December 31, 1998. The primary source of cash during 1999 was operations, including cash earnings and reductions of trade receivables and inventories. Net cash provided by operating activities was $24.8 million representing an improvement of $11.2 million from the comparable 1998 nine month period. The primary uses of cash during the nine months ended September 30, 1999 were capital expenditures, principally associated with the Company's manufacturing facility in Boca Raton, Florida, and a $12.8 million reduction of borrowings under the revolving credit agreement.

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


-----------------------------------
YEAR 2000
-----------------------------------

During 1998, a cross-functional team was established to address Year 2000 readiness for key financial and operational computer systems, equipment (including lab equipment), information and business systems and external supplier and customer relationships. The Company established a program to address Year 2000 issues which focused on Nabi's business critical processes and had four overlapping phases: Phase I, the identification and assessment of systems, equipment and business relationships; Phase II, the testing of Year 2000 readiness for internal systems and equipment and the inquiry/audit of Year 2000 readiness for external suppliers and customers; Phase III, the remediation or replacement of equipment or business relationships that will not be Year 2000 compliant/ready, including re-testing as required; and Phase IV, contingency planning to mitigate the potential effect of problems which may be so deeply embedded in the identified business critical processes that they are beyond the Company's reasonable ability to identify and control.

Nabi has completed Year 2000 readiness efforts for its business critical processes with two exceptions: 1) Desktop Computers - although the pilot program began in August 1999, the installation of new desktop computers did not begin until the end of August due to shipment delays. Nabi expects to complete the installation of such systems at the Company's Boca Raton, Miami and Rockville locations by mid-November 1999. 2) Donor Management System (DMS) - FDA review was required before system implementation could begin. On July 2, 1999, a 510K Notification of Intent was submitted to the FDA by the software developer. On September 10, 1999, the FDA issued a finding of "substantial equivalence to a legally marketed predicate device" which allowed for system implementation. Nabi expects to complete the installation of this system by early December 1999 in the 13 U.S. antibody collection centers that will require DMS implementation as a Year 2000 business solution.

The project cost to achieve Year 2000 readiness is currently estimated at $2 to $3 million dollars, including expense and capital expenditures, not all of which are incremental to the Company's operations. These expenditures will primarily be incurred during 1998 and 1999, however, some cost may be expended in 2000. These costs will be funded by a combination of operating cash flows, bank credit facilities, and operating and capital lease agreements. Approximately 25% of Nabi's 1999 information technology planned expenditures will be directly attributable to Year 2000 remediation efforts. Year 2000 related expenditures were approximately $650,000 in the third quarter of 1999, and approximately $1,520,000 for the nine months ended September 30, 1999.

The Company utilized both internal and external resources in the above Year 2000 efforts. Nabi will continue to communicate with business critical suppliers and customers and monitor new developments through the end of the year, and beyond, if necessary. However, given the nature of the Year 2000 problem, there can be no assurance that the Company's efforts will be successful. If they are not, the Company's operations or financial condition may be materially and adversely affected.

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements, which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Nabi's Annual Report on Form 10-K for the year ended December 31, 1998 concerning certain factors that could cause Nabi's actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.


-----------------------------------
PART II  OTHER INFORMATION
-----------------------------------


ITEM 1.  LEGAL PROCEEDINGS

Nabi is a party to litigation in the ordinary course of business. In addition, Nabi is a co-defendant with various other parties in two suits filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. Nabi does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibit

         10.24    Employment Agreement dated August 1, 1999 between
                  David D. Muth and Nabi......................................17


         27       Financial Data Schedule (for S.E.C. use only) ..............22

b. Reports on Form 8-K:

On September 15, 1999, the Company filed a current report on Form 8-K, reporting under Item 4 thereof, a change in Registrant's Certifying Accountant.

NABI(R)
--------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NABI(R)

Date: November 11, 1999               By:  /s/ Thomas H. McLain
                                           ------------------------------------
                                           THOMAS H. McLAIN
                                           Senior Vice President, Corporate
                                               Services and Chief Financial
                                               Officer