Form 10-K
period 1999-12-31
NABI /DE/
filed 2000-03-15
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
       (MARK ONE)

         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1999
                           ----------------------------------------------------

                                       OR

         [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

From the transition period from                     to
                                  ------------------  -----------------------

Commission file number                           0-4829-03
                       ---------------------------------------------------------

                                      NABI
--------------------------------------------------------------------------------
                              (Name of Registrant)

               Delaware                                       59-1212264
-------------------------- -----------------------------------------------------
 (State or Jurisdiction of Incorporation                    I.R.S. Employer
            or Organization)                             Identification Number

         5800 Park of Commerce Boulevard N.W., Boca Raton, Florida 33487
--------------------------------------------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 29, 2000, 35,526,498 shares of common stock were outstanding, of which 34,947,999 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $384,427,989 based on the closing price per share of such common stock on such date as reported by the Nasdaq National Market.

                       Documents Incorporated by Reference

         Portions of Nabi's definitive Proxy Statement for its annual meeting of shareholders which Nabi intends to file within 120 days after the end of Nabi's fiscal year ended December 31, 1999 are incorporated by reference into Part III hereof as provided therein.

NABI
--------------------------------------------------------------------------------
                                                                          PART I


ITEM 1.       BUSINESS

OVERVIEW

Nabi (the "Company") is nearing completion of a multi-year transition from being a leading provider of antibody products (plasma) to other pharmaceutical manufacturers to becoming a fully-integrated biopharmaceutical company developing, manufacturing and marketing its own products for the prevention and treatment of infectious diseases and immunological disorders. During 1999, the Company achieved two major milestones that are key to the success of this transition plan. In March, Nabi received the Food and Drug Administration's ("FDA") approval and quickly launched its first internally developed pharmaceutical product, Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], produced from antibodies collected in Nabi's own network of U.S.-based antibody collection centers. This has confirmed the Company's ability to both develop and successfully commercialize products that address infectious and autoimmune diseases, while at the same time leveraging the value of its expertise in collecting specialty antibodies. In December, the Company filed with the FDA a Biologics License Application ("BLA") for a hepatitis immune globulin product to be produced at its Boca Raton manufacturing facility. When approved, Nabi will have a product that it controls from collection of the specialty antibody through the manufacture, sale and distribution of the final pharmaceutical product. Building on these significant achievements, Nabi also realized two other major goals in 1999 - a return to operating profitability and the announcement of positive interim data from its pivotal phase III clinical trial for Nabi(R) StaphVAX(R) (STAPHYLOCOCCUS AUREUS Type 5 and Type 8 Capsular Polysaccharide Conjugate Vaccine). Each of these accomplishments will be discussed further in this Annual Report on Form 10-K.

Nabi currently markets four pharmaceutical products, Nabi-HB, WinRho SDF(R) [Rho(D) Immune Globulin Intravenous (Human)], Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection]. In addition the Company has an extensive pipeline of new products under development. At December 31, 1999 the Company was conducting clinical trials related to five of its products, both currently marketed and products under development. The Company is also one of the largest collectors and suppliers of non-specific and specialty antibody products in the world. Nabi collects these products from an extensive donor base in the U.S. Some of these antibodies are used in the production of Nabi's pharmaceutical products. Most are supplied to other pharmaceutical companies for the manufacture of numerous products. The mission of the Company is to generate value for its shareholders by focusing Nabi's competitive advantages in technology, facilities, people and markets on delivering products that prevent and treat life-threatening conditions.


PRODUCTS

CURRENTLY MARKETED PHARMACEUTICAL PRODUCTS

Revenues generated from Nabi's pharmaceutical products have grown almost eight-fold since 1994. Sales of these products totaled $71 million in 1999, representing a 29% increase over the 1998 level of $55 million. In 1999, pharmaceutical products accounted for more than 30% of the Company's total revenues and 79% of the Company's gross margin. During 1999, Nabi launched two new products, Nabi-HB and Aloprim. Each of Nabi's four currently marketed pharmaceutical products are described below:

NABI-HB [HEPATITIS B IMMUNE GLOBULIN (HUMAN)]

According to the U.S. Center for Disease Control and Prevention ("CDC"), viral hepatitis ranks third as a reportable disease, surpassed only by venereal diseases and chickenpox. Approximately one third of all viral hepatitis cases are reported as hepatitis B. The hepatitis B virus ("HBV") is a major health concern globally as it now affects approximately 300 million people worldwide. Hepatitis B is 100 times more infectious than the human immunodeficiency virus ("HIV"). The CDC estimates that in the U.S. alone there are one to two million chronic hepatitis B carriers, 300,000 new hepatitis B infections per year, 22,000 babies born to hepatitis B positive mothers and 5,000 individuals who die from hepatitis B, or its complications, annually.

Nabi-HB is a human polyclonal antibody product used to prevent hepatitis B following sexual or other exposure, including needlestick and transmission from a hepatitis B antigen-positive mother to a newborn. Nabi launched the product immediately upon receipt of FDA approval in March 1999. Cangene Corporation ("Cangene") currently manufactures Nabi-HB for the Company. See also "Strategic Alliances."

WINRHO SDF [RHO(D) IMMUNE GLOBULIN INTRAVENOUS (HUMAN)]

Immune Thrombocytopenia Purpura ("ITP") is an autoimmune disease that manifests itself in abnormally low platelet levels (thrombocytopenia) resulting in excessive bleeding. The term "purpura" refers to the appearance of large purple patches on the body caused by bleeding into the skin and mucous membranes. In ITP, the body's immune system produces antibodies that attach to platelets causing them to be removed from circulation, primarily by the spleen. Because platelets are required for blood clotting, as platelet counts decrease, the incidence of bleeding episodes increase. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life threatening. In the U.S., it is estimated that there are 15 per 100,000 cases of ITP annually, or approximately 40,000 cases. In children, the disease is usually acute in onset and is often resolved with treatment in six months. In adult ITP, the onset is insidious and rarely resolves itself spontaneously. Additionally, ITP is more common in females than males. ITP can occur as either a primary disease, or secondary to another underlying disease such as HIV or Lupus.

WinRho SDF is a human polyclonal antibody product approved for the treatment of ITP and for the suppression of Rh isoimmunization. WinRho SDF has been designated by the FDA as an Orphan Drug for the treatment of ITP through 2002. Nabi began exclusive marketing of WinRho SDF in the U.S. in mid-1995 under a license and distribution agreement with Cangene. Nabi is currently conducting several Phase IV clinical studies involving WinRho SDF, including (a) a comparison of WinRho SDF versus IVIG for the treatment of ITP, (b) an evaluation of WinRho SDF in the treatment of ITP during pregnancy, and (c) a comparison of WinRho SDF versus routine care with prednisone followed by splenectomy in the management of ITP. See also "Strategic Alliances" and "Government and Industry Regulation-Orphan Drug Act."

AUTOPLEX T [ANTI-INHIBITOR COAGULANT COMPLEX, HEAT TREATED]

Hemophilia is a blood disorder characterized by a lack of a particular functional coagulation factor. In the case of hemophilia A, the deficient factor is Factor VIII. Physicians typically treat hemophilia by replacing the deficient factor with either recombinant clotting factor or plasma derived human Factor VIII or IX. In most cases, replacement therapy is effective in stopping bleeding episodes. However, the treatment of hemophilia A is complicated when an inhibitor or antibody is produced in response to outside sources of Factor VIII. These antibodies combine with the infused Factor VIII and neutralize its activity. There are approximately 20,000 hemophilia A patients in the U.S., and approximately 10-15% of them suffer from the production of these inhibitors.

Autoplex T is a coagulation complex used to treat hemophilia A patients who have developed inhibitors to Factor VIII. Autoplex T "bypasses" the Factor VIII requirement for clotting by stimulating other components of the coagulation process. Nabi acquired exclusive rights to Autoplex T in the U.S.,

Canada and Mexico from Baxter Healthcare Corporation ("Baxter") in May 1997. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after Nabi receives approval from the FDA to manufacture Autoplex T. The FTC could require Nabi to return to Baxter Nabi's rights to Autoplex T if Nabi does not obtain FDA approval to manufacture the product by May 2000 or by a later date agreed to by the FTC. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. Nabi anticipates that the period Baxter manufactures Autoplex T under the terms of a consent order from the FTC will be extended for the first twelve-month period through May 2001. If the rights revert to Baxter and Baxter later sells these rights, Nabi and Baxter will share equally the proceeds of any such sale and, under certain circumstances, Baxter will be required to make a specified payment to Nabi.

ALOPRIM [(ALLOPURINOL SODIUM) FOR INJECTION]

Aloprim is indicated for the treatment of chemotherapy induced hyperuricemia in patients with leukemia, lymphomas, or solid organ tumors. There are approximately 90,000 patients annually who suffer from these conditions in the U.S. Aloprim I.V. was licensed from Catalytica Pharmaceuticals ("Catalytica") in June 1999, as part of Nabi's ongoing strategy to opportunistically in-license late stage products targeted to the physician population Nabi currently sells to. Nabi has exclusive U.S. and Canadian distribution rights to Aloprim and global rights to launch the product in those territories in which Glaxo Wellcome (former license holder prior to Catalytica) does not sell the product. Nabi is currently exploring future clinical development of Aloprim in new indications beyond oncology. See also "Strategic Alliances."

MARKETED ANTIBODY PRODUCTS

NON-SPECIFIC ANTIBODIES

Nabi is one of the world's largest suppliers of human non-specific antibody products to the pharmaceutical and diagnostic industries.

In 1999, Nabi derived revenues of $109.3 million from sales of non-specific antibodies as compared to 1998 levels of $133.1 million. The lower revenue from non-specific antibodies was attributable to two major factors. First, Nabi sold six U.S. centers in April 1999 and transferred its German antibody collection operations to a third party in the fourth quarter of 1999. These changes were part of the Company's ongoing efforts to increase profitability by concentrating on the production and sale of higher margin specialty antibody and pharmaceutical products. Second, the Company experienced a decline in antibody collections on a same store basis. The Company believes low unemployment levels and the increasing impact of regulations limiting donor eligibility have contributed to these lower collection levels. Sales of non-specific antibodies in 1999 accounted for 47% of total Company revenues, an 8% decrease from 1998 levels.

Among other uses, non-specific antibodies are used to manufacture intravenous immune globulin ("IVIG"), a product used to fight infections and in the treatment of several conditions, including bone marrow transplantation, B cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies.

SPECIALTY ANTIBODIES

During 1999, sales of specialty antibodies were $53.2 million, a 3% decrease from 1998 sales of $55 million. Although certain specialty product sales increased during 1999, including anti-CMV, tetanus, and anti-Hbs, this increase was more than offset by reduced sales for anti-D, anti-RSV, lower laboratory testing service revenue and reduced sales of diagnostic products. Specialty antibody sales accounted for 23% of the Company's total revenue in 1999 and 1998.

Specialty antibody products, derived from plasma that contains high concentrations of a specific antibody, are used primarily to manufacture hyperimmune globulins. These immunoglobulins are used to treat chronic immune disorders as well as to prevent and treat viral diseases such as hepatitis A and B, CMV, tetanus and rabies. Specialty antibodies are also used to treat Rh incompatibility and to develop diagnostic products. Over time, Nabi anticipates a strategic shift of converting non-specific antibody production into the production of specialty antibodies used in the manufacture of its own pharmaceutical products.

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

Nabi's principal specialty antibody products include:

o ANTI-D. Anti-D is the antibody to the Rh blood group antigen D. This antigen is responsible for the designation of blood as either Rh+ or Rh-. Anti-D antibodies have long been used to prevent Rh-D immunization in Rh-negative women and subsequent hemolytic disease ("blue baby disease") in Rh-positive infants. These antibodies collected from donors who have high levels of anti-D antibodies, are also used to treat ITP in children and adults. Nabi has proprietary donor stimulation and management programs that enhance its ability to increase collection of anti-D antibodies.

o HEPATITIS B ANTIBODIES. Antibodies to HBV are used to manufacture hepatitis B immune globulin therapeutic products that provide passive immunity against HBV. Nabi is strategically committed to utilizing its collection of these specialty antibodies to produce Nabi-HB, the Company's hepatitis B pharmaceutical product. Nabi believes that its proprietary donor stimulation and donor management programs generally allow Nabi to produce anti-hepatitis B antibodies having a higher concentration and broader specificity than competing products.

o CMV ANTIBODIES. By screening its large donor population, Nabi can identify individuals with high concentrations of CMV antibodies, and can supply these antibodies to manufacturers to enhance intravenous immune globulin products and to produce CMV-specific immune globulin therapeutic products.

o RABIES ANTIBODIES. Rabies antibodies are used by manufacturers to make therapeutic products that provide a short-term protective antibody immunity to patients exposed to the rabies virus. Nabi utilizes donor stimulation and management programs that enhance its ability to increase collection of rabies antibodies.

o TETANUS ANTIBODIES. Manufacturers use specialty antibodies enriched with antibodies to tetanus toxin to produce therapeutic products, which provide short-term protective immunity to patients exposed to tetanus. Nabi utilizes donor stimulation and management programs that enhance its ability to increase collection of tetanus antibodies.

The following is a summary of Nabi's currently marketed products :



        PRODUCTS                 INDICATIONS OR POTENTIAL APPLICATIONS                        STATUS
        --------                 -------------------------------------                        ------

NABI-HB                   Post exposure prevention of hepatitis B infection    CURRENTLY MARKETED; in Phase
                                                                               IV clinical trials


WINRHO SDF                Treatment of ITP                                     CURRENTLY MARKETED; in Phase
                                                                               IV clinical trials


AUTOPLEX T                Treatment of hemophilia patients with                CURRENTLY MARKETED
                          inhibitors to Factor VIII


ALOPRIM                   Manage patients with leukemia, lymphoma and solid    CURRENTLY MARKETED
                          tumor malignancies receiving cancer therapy and
                          who suffer from elevated serum and urinary uric
                          acid levels.

NON-SPECIFIC ANTIBODIES   Intermediate for production of                       CURRENTLY MARKETED
                          non-specific antibodies (i.e., standard IVIG)

SPECIALTY                 Intermediate for production of specific              CURRENTLY MARKETED
ANTIBODIES                antibodies (e.g., tetanus, rabies, HBV
                          and anti-D antibodies)



RESEARCH AND DEVELOPMENT PRODUCT PIPELINE

Nabi has an extensive pipeline of anti-microbial pharmaceutical products under development. Its lead program consists of first and second-generation vaccines for long-term protection against Gram-positive infections in at risk populations. These vaccines will also be used as immunizing agents in donors for the production of Nabi antibody products. Nabi is initially concentrating its development efforts on preventing those infections that are hospital-acquired (nosocomial infections) or associated with chronic disease. Nabi believes there also may be areas outside of infectious diseases, for example, in the prevention and treatment of nicotine addiction, where its conjugate vaccine technologies may also be applied successfully. During April 1999, Nabi was awarded the Frost and Sullivan 1998 Market Engineering Entrepreneurial Company Award as recognition for its work in the area of specialty vaccines.

NABI GRAM-POSITIVE PROGRAM

EPIDEMIOLOGY

In the U.S. alone, approximately 5-7 million people annually are at risk for nosocomial bacterial infections. Bacteria such as S. AUREUS, S. EPIDERMIDIS, and ENTEROCOCCUS species are included in the

Gram-positive category. It is estimated that in 1995, there were approximately 2 million nosocomial infections in the U.S. Between 60,000 and 80,000 of these patients will die, mostly due to bacteremia (blood infections) and pneumonia. In a recent survey of hospitals throughout the U.S. reported in 1999, the mortality rate associated with Gram-positive bacteremia was determined to be approximately 25%.

S. AUREUS is the cause of approximately 15% of these nosocomial infections.
It is estimated that S. AUREUS is carried on the skin or in the noses of up to 40% of people, including healthcare workers, who may then transmit this infection to patients. S. AUREUS infections are caused when this organism enters patients through surgical or other incisions or intravenous lines. The infections may also pass from patient to patient. Staph infections can also occur without hospitalization. The potential severity of community-acquired antibiotic-resistant S. AUREUS infections was recently demonstrated in a report by the CDC of four pediatric deaths from community-acquired methicillin-resistant S. AUREUS ("MRSA") infections in Minnesota and North Dakota between 1997-1999.

Over the past two decades, infectious disease experts have become increasingly concerned about the emerging Gram-positive bacterial resistance to contemporary antibiotics, coupled with the increasing prevalence of organisms having greater virulence. It is currently estimated that up to 40% of S. AUREUS and more than 80% of S. EPIDERMIDIS are methicillin-resistant. Of greater concern is the fact that a number of infections caused by another Gram-positive pathogen, ENTEROCOCCUS, are also very resistant to most antibiotics including vancomycin. If vancomycin resistance becomes broadly applicable to S. AUREUS and S. EPIDERMIDIS, many clinicians fear a return to the pre-penicillin era of the 1950's and 1960's when staph infections were generally fatal.

Beyond the significant morbidity and mortality associated with Gram-positive infections, the costs associated with these infections are significant. In a study conducted by The Lewin Group in New York City, the average cost per infection attributable to S. AUREUS is estimated to exceed $30,000, and the average hospital charge attributable to S. AUREUS is more than double the average cost associated with hospital stays overall. The majority of the cost and mortality of S. AUREUS infections was due to pneumonia and bacteremia.


DUAL APPROACH

Nabi is taking two approaches to developing products to combat staph infections. Nabi StaphVAX is a vaccine intended to stimulate antibody production to provide active, long-term protection. After receiving the vaccine, the patient's immune system responds in about two weeks with the production of specific antibodies which may last for over a year. Nabi(R) Altastaph(TM) is a purified form of the antibodies to Nabi StaphVAX. It can be provided to a patient who is at immediate risk of infection. The protection provided by Nabi Altastaph is short-term (potentially lasting two to three weeks) but may be extended by giving repeated doses. Clinical trials are currently underway to evaluate the extent of protection offered by these two approaches.

NABI STAPHVAX (STAPHYLOCOCCUS AUREUS TYPE 5 AND TYPE 8 CAPSULAR POLYSACCHARIDE CONJUGATE VACCINE)

Nabi is in a pivotal Phase III clinical trial with Nabi StaphVAX, a vaccine intended to prevent S. AUREUS infections. Nabi StaphVAX is a capsular polysaccharide based conjugate vaccine which targets the two S. AUREUS serotypes (Type 5 and Type 8) responsible for over 85% of S. AUREUS infections. Active vaccination with Nabi StaphVAX induces the body's production of specific antibodies that are believed will bind to and help kill invading S. AUREUS bacteria. The antibodies to the vaccine are polyclonal and bind to multiple sites on the bacteria, making it difficult for the bacteria to develop resistance by mutating. This bivalent vaccine, currently in pivotal Phase III clinical trials, is based on patented vaccine technology in-licensed by Nabi from the Public Health Services ("PHS")/National Institute of Health ("NIH"). See also "Strategic Alliances".

Nabi StaphVAX relies on a completely different mechanism of action than those of systemic antibiotics. It is believed that this approach will be effective against even antibiotic resistant strains of S. AUREUS. In addition, since vaccines and antibodies present a different mechanism of action from that of antibiotics, concurrent use of Nabi StaphVAX with Nabi Altastaph or antibiotics may act synergistically, or additively, to combat infection. The success of such treatments might help to reduce the emergence of additional antibiotic resistant strains of bacteria in the future.

Nabi StaphVAX is being developed for patients who are at high risk of infection and able to respond to a vaccine by producing their own antibodies. The initial clinical target is hemodialysis patients with end stage renal disease
("ESRD") who are at high risk and long-term risk of S. AUREUS infections due to their vascular access grafts. Other potential patient populations for Nabi StaphVAX include: (a) at-risk patients such as the elderly who are expected to have long stays in medical or extended care facilities; (b) patients undergoing planned surgery who can be vaccinated in advance and in whom staph infections can have serious consequences; (c) prosthetic surgery and vascular graft patients whose implants are at long-term risk of staph infections; (d) chronic osteomyelitis patients; and (e) hematology/oncology patients, for whom S. AUREUS is an increased risk.

Nabi StaphVAX is currently nearing the completion of a Phase III pivotal trial in patients on hemodialysis. Earlier clinical trials have shown Nabi StaphVAX to be safe and immunogenic in humans. In August 1999, Nabi announced that, based on an analysis of interim data from its ongoing pivotal clinical trial of Nabi StaphVAX, statistical significance may be achievable given the trend towards protection seen to date. The double-blinded, placebo-controlled trial, involving 1,800 ESRD patients on hemodialysis, was fully enrolled as of August 1999. Assuming a one-year follow-up period for all patients, the Company anticipates that the trial will be completed by or around the end of the third quarter of 2000 and the results compiled this year. However, Nabi has filed a request with the FDA to accelerate trial completion, allowing the Company to compile results around the end of the third quarter of 2000. If these results demonstrate statistical significance, Nabi will pursue FDA licensure. Nabi intends to establish the safety and immunogenicity of Nabi StaphVAX in other patient populations to expand the clinical indications for this vaccine beyond the Phase III trial's patient population. Currently, Nabi does not have internal commercial scale vaccine manufacturing capability and is in the process of identifying an appropriate third party contract-manufacturer or partner for commercial production of Nabi StaphVAX. Concurrent with transferring production to this third party and completion of the necessary bridging studies required by the FDA for filing a BLA, commercialization of Nabi StaphVAX is expected to commence in late 2002.

NABI ALTASTAPH [STAPHYLOCOCCUS AUREUS IMMUNE GLOBULIN INTRAVENOUS (HUMAN)]

Nabi Altastaph is a specific human antibody-based product that contains high levels of antibodies against S. AUREUS Type 5 and Type 8 polysaccharides. These specialty antibodies are produced by immunizing healthy plasma donors with Nabi StaphVAX at Nabi's donor centers. The collected antibodies will be purified at the Company's manufacturing facility in Boca Raton, Florida. In contrast to Nabi StaphVAX, which is intended to provide long-term protection, Nabi Altastaph is designed to provide immediate, on-demand protection for patients who are at high, short-term risk from infection or who are immunocompromised and cannot respond effectively to a vaccine. This type of prophylactic treatment is likely to be cost-effective because a single dose persists in the bloodstream for several weeks to provide protection for the entire risk period. High-risk populations include low birth weight newborns, trauma patients and emergency surgical patients.

In 1999, Nabi Altastaph successfully completed a Phase I/II trial in low birth weight newborns that demonstrated its safety and pharmacokinetics at a variety of dosage levels. The preliminary pharmokinetics analysis indicates that titers of the specific anti-staph antibodies are dose-related. Even the lowest dose (500 mg/kg) of Nabi Altastaph resulted in plasma titers that preclinical models predict may be protective against infection.

Nabi also plans to evaluate the use of Nabi Altastaph as a therapeutic drug for the treatment of diagnosed S. AUREUS infections. As a therapeutic product, Nabi Altastaph may act synergistically, or additively, with antibiotics. Clinical studies of Nabi Altastaph in bacteremia in hospital-intensive care units are in the planning stages. Nabi is also planning to conduct clinical studies of the combined use of Nabi

Altastaph and Nabi StaphVAX in preventing infections. Nabi's antibody collection centers will provide a significant advantage in the immunization of donors and the procurement of the specialty antibodies used in the manufacture of Nabi Altastaph.

ONGOING DEVELOPMENT

Nabi has also identified and patented a serotype of S. AUREUS, named type 336, that accounts for over 90% of non-type 5 and non-type 8 S. AUREUS clinical infections (about 10%-12% of all clinically significant S. AUREUS infections). The Company has identified, purified and characterized type 336 antigen and has prepared a conjugate vaccine that is capable of protecting animals from challenge with clinical isolates of this serotype. During 1998, Nabi was issued a patent on a S. AUREUS 336 antigen, vaccines made from that antigen, and antibodies reactive to the antigen. The next generation of Nabi StaphVAX is expected to contain type 336 antigen in addition to type 5 and type 8 antigens.

S. EPIDERMIDIS and ENTEROCOCCUS SPP. are the two other clinically significant Gram-positive bacteria causing nosocomial infections. Nabi intends to extend product coverage to these two Gram-positive bacteria in subsequent generations of Nabi StaphVAX and Nabi Altastaph. The Company has filed patent applications on selected enterococcal antigens and was issued two patents during 1999 containing claims covering both a S. EPIDERMIDIS VACCINE and a hyperimmune globulin made using the vaccine. Prototypic S. EPIDERMIDIS and enterococcal vaccines produced by Nabi have been shown to induce antibodies that are protective in animal models and that facilitate killing of bacteria by human phagocytes.

ANTI-VIRAL PROGRAM:

HEPATITIS B IMMUNE GLOBULIN (HUMAN)

In December 1999, Nabi submitted to the FDA a BLA for its Hepatitis B Immune Globulin (Human) for post-exposure prophylaxis to HBV and its Boca Raton manufacturing facility in which the pharmaceutical product will be manufactured. In November 1999, Nabi initiated clinical studies for the use of hepatitis B immune globulin to prevent the reinfection of transplanted livers in HBV positive patients. Nabi's application to the FDA for this new indication for the product will be filed as a new BLA later in 2000.

NABI(R) CIVACIR(TM) [HEPATITIS C IMMUNE GLOBULIN (HUMAN)]

Hepatitis C virus ("HCV") has significant economic impact because it causes chronic infections in a large percentage of those infected and results in significant morbidity and mortality in later stages of the disease. Management believes that approximately 40% to 50% of liver transplants are due to complications resulting from chronic HCV infections. HCV infection also contributes to frequent hospitalizations and failure of the transplanted liver when it occurs in transplant patients. There are approximately four million individuals in the U.S. and an estimated 170 million individuals worldwide infected with HCV. Nabi Civacir contains antibodies that are neutralizing to HCV. Nabi is developing Nabi Civacir for the prevention of HCV reinfection of transplanted livers and for the treatment of certain stages of chronic HCV infections.

In 1999, Nabi completed a series of chimpanzee studies of Nabi Civacir in collaboration with the CDC under a Cooperative and Research Development Agreement ("CRADA"). The results from these animal studies suggest that the elevated level of anti-HCV in serum maintained by multiple infusions of Nabi Civacir may be associated with the elimination of virus from the blood, prevention of acute hepatitis and the possible elimination of HCV antigen from liver cells after experimental HCV infection. In chronically infected chimpanzees, Nabi Civacir appears to reduce circulating levels of HCV in the bloodstream and reduce liver disease. Nabi has manufactured a clinical lot of Nabi Civacir and also plans to manufacture commercial lots at its Boca Raton manufacturing facility when the product is licensed by the FDA.

RENS (RING EXPANDED NUCLEOSIDES AND NUCLEOTIDES)

Nucleosides and nucleotides are the building blocks of DNA and RNA. Scientists at the University of Maryland Baltimore County ("UMBC") and at Nabi have developed a novel, proprietary, platform technology which permits the synthesis of a new class of nucleoside and nucleotide analogs called Ring Expanded Nucleosides ("RENs") and Ring Expanded Nucleotides ("RENt"). Nucleoside and nucleotide analogs have been shown to possess anti-microbial, anti-viral and anti-tumor activities. In addition to evaluating RENs compounds as stand alone drugs, Nabi believes there are opportunities to evaluate use of its current antibody based anti-virals in combination with RENs compounds.

In 1998, Nabi and UMBC were issued a U.S. patent with claims encompassing certain RENs and RENt compounds. Nabi has exclusively licensed UMBC rights in the patented inventions, inclusive of a pending patent application claiming therapeutic (anti-viral/anti-tumor) uses of these analogs. A number of active compounds have been prepared by Nabi through its collaboration with UMBC under a series of Maryland Industrial Partnership ("MIPS") grants. A lead compound, Nabi 3700.001, has been selected for further development. In pre-clinical IN-VITRO studies, this drug has been shown to have an acceptable toxicity profile and to have good anti-viral activity and specificity against hepatitis B virus. Under the license agreement Nabi is obligated to pay the UMBC a royalty based on net sales.

OTHER PROGRAMS:

NABI(R) NICVAX(TM) (NICOTINE CONJUGATE VACCINE)

The use of tobacco products has been associated with increased risk of heart and lung diseases and cancer worldwide. Globally, one out of three people over the age of 15 smoke, compared to one out of four in the U.S. Smoking related medical expenses account for about $50 billion per year and $50 billion in indirect costs. Smoking related deaths number 400,000 each year, more than AIDS, alcohol, drug abuse, car crashes, murders, suicides, and fires combined. Approximately 80% of those who smoke begin before they are 18, with 3,000 more starting each day. Addiction to nicotine has been identified as one of the major factors that prevent cigarette smokers and other tobacco users from discontinuing the activity.

Leveraging the conjugate vaccine technology developed for its Gram-positive program, Nabi is developing Nabi NicVAX, a vaccine to prevent and treat nicotine addiction. Prototypic versions of the vaccine have been shown to induce high titers of nicotine-specific antibodies in vaccinated animals. Preclinical studies evaluating the ability of the vaccine to prevent entrance of nicotine into the brain and to modify animal behavior in response to nicotine were conducted during 1998 and 1999, and results have been published in a peer-reviewed journal. Antibodies generated in response to vaccinations with Nabi NicVAX appear to block the physiological and behavioral responses to nicotine addiction in animal models. Nabi believes that a nicotine vaccine that produces highly specific antibodies that bind to nicotine might also prevent nicotine addiction in humans by blocking nicotine from reaching acetylcholine receptors in the brain. The Company also believes that Nabi NicVAX might be an effective product for those attempting to give up tobacco by helping to prevent relapse into continued nicotine use. The Company has filed a patent application on Nabi NicVAX and its uses to prevent and treat nicotine addiction. Clinical trials on Nabi NicVAX are anticipated to begin immediately following toxicology studies currently underway in collaboration with the National Institute on Drug Abuse.

The following is a summary of Nabi's products under development:



         PRODUCTS                           PURPOSE                                      STATUS
         --------                           -------                                      ------
GRAM-POSITIVE PROGRAM:

Nabi StaphVAX             Vaccine to provide long-term protection against     In pivotal Phase III clinical trials
                          onset of staph infections                           in ESRD patients on hemodialysis,
                                                                              completion expected in 2000

Nabi Altastaph            High dose of antibodies to provide treatment or     Completed Phase I/II clinical trials
                          immediate protection against staph infections       in premature infants; scheduled for
                                                                              Phase II trials in second half of
                                                                              2000, subject to the timing of NIH
                                                                              funding

Next generation           Combat S.AUREUS, S. EPIDERMIDIS, and Enterococcal   Research and pre-clinical
products                  bacterial infections                                development
(vaccines and
hyperimmune antibodies)

ANTI VIRAL PROGRAMS:

Hepatitis B Immune        Antibodies administered post exposure for           BLA  filed with FDA December 1999
Globulin (Human)          prevention of hepatitis B virus infection           for product to be manufactured in
                                                                              Boca Raton facility.

                          Prevention of hepatitis B virus reinfection in      In pivotal Phase II/III clinical
                          liver transplant patients                           trials

Nabi CIVACIR              Antibody to treat chronic hepatitis C virus         Scheduled for Phase I/II clinical
                          infections and to prevent reinfection of            trials in liver transplant patients
                          transplanted livers in patients with hepatitis      2000, subject to the timing of NIH
                          C liver disease                                     funding

RENS & RENT               Small molecule nucleoside and nucleotide analog     Research
                          technology to treat viral infections and cancer.


OTHER PROGRAMS:

Nabi NicVAX               Vaccine for smoking cessation and prevention and    Phase I/II clinical trial
                          treatment of nicotine addiction                     anticipated to begin once toxicology
                                                                              studies are completed later in 2000


STRATEGIC ALLIANCES

Nabi is actively pursuing strategic alliances to assist in the development of its product pipeline. The Company's current key strategic alliances are discussed below.

CANGENE CORPORATION

Under a license and distribution agreement with Cangene, Nabi has exclusive marketing rights for, and shares in the profits from, sales of WinRho SDF in the U.S. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales. The Cangene agreement terminates in 2005 and requires Nabi, among other things, to meet specified annual sales goals or make specified annual payments to Cangene in order to maintain exclusivity. During 1999, Nabi continued to meet and exceed these goals.

Cangene also manufactures Nabi-HB for the Company under an agreement with a three-year term through March 2002. See also "Supply and Manufacturing - Pharmaceuticals". In addition, Cangene has exclusive marketing rights for Nabi-HB in Canada provided it meets specified sales goals. Nabi shares in the profits from sales of Nabi-HB in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB is co-extensive with the term of the manufacturing agreement for Nabi-HB.

CATALYTICA PHARMACEUTICALS

In 1999, Nabi entered into an agreement with Catalytica under which Catalytica has granted Nabi exclusive distribution rights in the U.S. and Canada to Aloprim, as well as global rights in territories where the license holder prior to Catalytica (Glaxo Wellcome) has not commercialized the product. Under the five-year agreement, Nabi will sell and Catalytica will manufacture the product and both companies will share in profits from the sale of the product. Nabi has the option to purchase the rights to the product at any time within five years from the effective date of the agreement. Aloprim is not currently approved for sale and distribution in Canada. Catalytica shall use its commercially reasonable best efforts to acquire the sales and distribution rights for Aloprim in Canada. The costs associated with obtaining these Canadian sales and distribution rights will be shared equally by Catalytica and Nabi.

OTHER LICENSES

Nabi is seeking partnering opportunities to license certain of its currently marketed products outside the U.S. with entities who have international marketing and distribution capabilities. Under a license agreement with the PHS/ NIH, Nabi has exclusive rights to a patent relating to a carbohydrate/protein conjugate vaccine against STAPHYLOCOCCUS, and is obligated to pay PHS a royalty based on net sales. The licensed patent rights cover Nabi StaphVAX and Nabi Altastaph products. The license terminates with respect to each country on the date that the patent rights expire in such country.


CUSTOMER RELATIONSHIPS

Nabi sells its pharmaceutical products to wholesalers, distributors, and home healthcare companies and sells its antibody products to pharmaceutical and diagnostic manufacturers, most of which have been customers of Nabi for many years.

Customers for antibody products to which sales exceeded 10% of Nabi's annual consolidated sales in the last three fiscal years ending December 31, 1999 were Baxter and Bayer Corporation. Aggregate sales of antibody products to these customers were approximately $95 million, $89 million and $93 million, or 41%, 37% and 41% of total sales for the years ended December 31, 1999, 1998 and 1997, respectively.

Nabi generally sells its antibody products under contracts ranging from one to five years. Certain contracts allow for annual pricing renegotiations. Others contain provisions that provide for fixed price increases that have been agreed to by both parties at the inception of the contract period. Pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract year and fixed for that year, but generally does provide for price increases/decreases to reflect changes in customer specifications and new governmental regulations. Consequently, Nabi's profit margins may be adversely or beneficially affected if the cost of collecting antibody products rises or falls during the year.

Effective July 1, 1999, Nabi entered into an agreement to supply non-specific and anti-D antibodies to Baxter through December 31, 2004. The five and one-half year contract is expected to generate $300 million of revenues for Nabi over the term of the agreement. The supply agreement includes pricing adjustments and replaces a multi-year agreement that expired at the end of fiscal 1999.

SUPPLY AND MANUFACTURING

PHARMACEUTICAL PRODUCTS

Nabi has completed construction of a biopharmaceutical manufacturing facility in Boca Raton, Florida that is designed for the manufacture, formulation, processing and packaging of pharmaceutical products produced from specialty antibodies collected at its U.S. centers. Nabi submitted a BLA to the FDA in December 1999 for a hepatitis B immune globulin (human) product for post exposure prophylaxis of hepatitis B to be manufactured in this new facility. Nabi has manufactured clinical lots of the Hepatitis B Immune Globulin (Human) and Civacir in this new facility.

Catalytica manufactures Aloprim for and has granted the Company exclusive distribution rights in the U.S. and Canada under an agreement which terminates in June 2004.

Cangene manufactures Nabi-HB for the Company under an agreement that establishes minimum purchase quantities and terminates March 2002, although either party may terminate the agreement upon 12 months' notice. Nabi collects and supplies the specialty antibodies necessary for the manufacture of Nabi-HB.

Nabi is required to purchase its requirements of WinRho SDF from Cangene, which has granted Nabi exclusive marketing rights to the product in the U.S., under an agreement which terminates in 2005.

In 1997, Nabi acquired from Baxter the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after Nabi receives approval from the FDA to manufacture Autoplex T. The FTC could require Nabi to return to Baxter Nabi's rights to Autoplex T if Nabi does not obtain FDA approval to manufacture the product by May 2000 or by a later date agreed to by the FTC. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. Nabi anticipates that the period Baxter manufactures Autoplex T under the terms of a consent order from the FTC will be extended for the first twelve-month period through May 2001. If the rights revert to Baxter and Baxter later sells these rights, Nabi and Baxter will share equally the proceeds of any such sale and under certain circumstances Baxter will be required to make a specified payment to Nabi. Nabi expects to manufacture Autoplex T for commercial sale in its Boca Raton manufacturing facility.

Nabi manufactures both pre-clinical and clinical lots of vaccine products under development at its facility in Rockville, Maryland and immune globulin products under development at its Boca Raton, Florida and Miami, Florida facilities. Currently, Nabi does not have a commercial scale vaccine manufacturing capability. Nabi is in the process of identifying an appropriate third party contract-manufacturer or partner for initial commercial production of Nabi StaphVAX .

ANTIBODY COLLECTION PROCESS

Nabi currently collects and processes antibody products from 57 collection centers located across the U.S. Each Nabi-owned center is licensed and regulated by the FDA. Most of Nabi's centers are located in urban areas and many are near universities and military bases. Prospective donors are required to complete a medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, antibodies are collected from suitable donors by means of a process known as plasmapheresis. During 1999, eleven of Nabi's antibody collection centers received Bayer Quality Awards and one center was the recipient of Bayer's prestigious William A. Tarleton Excellence Award for 1999.

PATENTS AND PROPRIETARY RIGHTS

Nabi's continued success will depend, in part, on its ability to obtain and protect its patent rights, trade secrets and other intellectual property. Nabi has acquired title or obtained licenses to a number of patents or patent applications and has filed a number of patent applications of its own. During 1999, Nabi was issued two patents (U.S. Pat. Nos. 5,866,140 and 5,961,975) containing claims covering both a S. EPIDERMIDIS vaccine and a hyperimmune globulin made using the vaccine. See also "Factors to Be Considered - Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights".

GOVERNMENT AND INDUSTRY REGULATION

The collection, processing and sale of Nabi's products as well as its research, preclinical development and clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities in the U.S. and other countries, including the United Kingdom, Germany and Australia. Domestically, the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of Nabi's products.

PHARMACEUTICAL PRODUCTS

Vaccines and human polyclonal antibody products are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include preclinical studies and the filing of an Investigational New Drug ("IND") application with the FDA, which must be accepted by the FDA before human clinical studies may commence. After human clinical studies, the FDA must approve a Biologics License Application/New Drug Application ("BLA"/"NDA"). In addition to approving each product, the FDA must approve the manufacturing facilities for the product. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved.

Preclinical studies are conducted to evaluate the potential safety and efficacy of a product. The results of preclinical studies are submitted as part of the IND application, which must be approved by the FDA before human clinical trials may begin. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues.

The results of all trials are submitted in the form of a BLA/NDA for approval to commence commercial sales. For BLA/NDA approval, the FDA requires, among other things, that the prospective manufacturer's methods conform to the agency's current Good Manufacturing Practice ("cGMP") regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

ANTIBODY PRODUCTS

The collection, storage and testing of antibody based products is regulated by the FDA. Any person operating a plasma collection facility in the U.S. must have an Establishment License and individual

Product Licenses issued by the FDA and each collection facility must be inspected and approved by the FDA. In the future, the Establishment License Application ("ELA") and Product License Application ("PLA") will be replaced by a single application, the BLA. Nabi holds Establishment Licenses and Product Licenses issued by the FDA covering all Nabi-owned collection centers located in the U.S. In addition, collection centers require FDA approval to collect each specialty antibody product. Nabi is also subject to and is required to be in compliance with applicable regulatory requirements of the foreign countries where it exports products.

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

ORPHAN DRUG ACT

Under the Orphan Drug Act, the FDA may designate a product as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the U.S., or, if victims of a disease number more than 200,000, for which the sponsor establishes that it does not realistically anticipate its product sales in the U.S. will be sufficient to recover its costs. If a product is designated an Orphan Drug, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first BLA/NDA approved for a given drug for its use in treating a given rare disease may receive marketing exclusivity. WinRho SDF and Aloprim have received Orphan Drug protection, WinRho SDF for the treatment of ITP through 2002, and Aloprim for treatment of chemotherapy induced hyperuricemia through 2003. See also "Factors to Be Considered - Uncertainty of Orphan Drug Designation".

OTHER

Nabi's Miami-based FDA-certified testing laboratory is licensed by the State of Florida agency for Health Care Administration, and the states of Maryland, New York, and Pennsylvania. The laboratory also has testing permits from California and West Virginia. The laboratory is licensed pursuant to Medicare regulations and regulations of the U.S. Health Care Finance Administration's Clinical Laboratory Improvement Act of 1988. Nabi is currently seeking ISO 9001 certification for the laboratory.

COMPETITION

PHARMACEUTICAL PRODUCTS

Nabi believes that Nabi-HB has achieved a significant share of the domestic market and that Nabi's access to the vaccines and specialty antibodies necessary for the manufacture of Nabi-HB will allow it to maintain its market share. See also "Supply and Manufacturing - Pharmaceutical Products".

Nabi believes that WinRho SDF has a significant and growing share of the domestic market for ITP treatment. Competing therapeutic modalities include the use of steroids, intravenous immune globulins ("IVIG"), and splenectomy (a surgical procedure to remove the spleen).

Autoplex T competes in the anti-inhibitor segment of the hemophilia A marketplace. Autoplex T and other competitive agents are used to treat patients that have developed inhibitors (an immunity) to Factor

VIII, the standard therapy for people suffering from hemophilia A. There are two pharmaceutical products currently on the market that compete with Autoplex T.

Aloprim is the only intravenous indication that competes in the allopurinol market for leukemia, lymphoma and solid organ tumor patients that have chemotherapy-induced hyperuricemia. Specifically, Aloprim, being an intravenous agent, can also be used in patients who have difficulty swallowing oral allopurinol due to their cancer status.

ANTIBODY PRODUCTS

Nabi and other independent suppliers of antibody products sell these products principally to pharmaceutical companies that process this raw material into finished products. Although these pharmaceutical companies generally own plasmapheresis centers, in the aggregate, they purchase a substantial portion of their antibody requirements from independent suppliers. There is competition among these independent suppliers. Nabi attempts to compete for sales by maintaining competitive pricing and by providing customers with high-quality products and superior customer service. Management believes Nabi has the ability to continue to compete successfully in these areas.

Nabi competes for donors with pharmaceutical companies that obtain antibodies for their own use through their own collection centers, other commercial collectors of antibody products, and non-profit organizations such as the American Red Cross and community blood banks which solicit donations of whole blood. Nabi competes for donors by providing competitive compensation and outstanding donor service, by implementing programs to attract donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors for fund raising purposes and by improving the attractiveness of Nabi's collection facilities.

EMPLOYEES

Nabi employed 1,746 persons at December 31, 1999. Nabi believes that the relations between Nabi's management and its employees are generally good.

FACTORS TO BE CONSIDERED

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "estimate", "project", "plan", "intend", "expect", "believe" and similar expressions are intended to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Set forth below is a discussion of certain factors which could cause Nabi's actual results to differ materially from the results projected or suggested in such forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and that this list should not be considered a complete statement of all potential risks and uncertainties. Nabi undertakes no obligation to update any forward-looking statements as a result of future events or developments.

UNCERTAINTY OF NEW PRODUCT DEVELOPMENT

Nabi's future success will depend on its ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. Nabi's pharmaceutical products under development are at various stages, and substantial further development, preclinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. The proposed development schedules for these products may be affected by a variety of factors, including technological difficulties, competition, failure to achieve desired results in clinical trials, proprietary technology positions of others, reliance on third parties for manufacturing, failure to market effectively and changes in government regulation. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. In addition, any delay in the development, introduction or marketing of Nabi's products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that Nabi's pharmaceutical products under development will prove to be technologically feasible, commercially viable and able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. Nabi's failure to successfully develop and commercialize in a timely manner its pharmaceutical products and obtain necessary regulatory approvals could have a material adverse effect on Nabi's future operations. In particular, Nabi's failure to obtain the statistically significant results for Nabi StaphVAX required for FDA approval may have a major impact on market valuation.

COSTS OF RESEARCH AND DEVELOPMENT

Nabi has incurred and expects to continue incurring significant expenses associated with its pharmaceutical product development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Products under development may not generate revenues for several years or at all. Nabi currently does not have the financial resources to concurrently fund all of its pharmaceutical product development programs. Nabi has elected to focus on its product development activities relating to Nabi StaphVAX and clinical support for Nabi's currently marketed products. Nabi is actively pursuing strategic alliances to assist in the development and commercialization of its pharmaceutical products. There can be no assurance that Nabi's efforts will be successful, and if they are not, Nabi will not be able to continue to aggressively develop its early stage products. Nabi's ability to continue to fund its ongoing research and development activities will be dependent on its ability to generate revenues from its pharmaceutical products or obtain financing. There can be no assurance, therefore, that Nabi will be able to continue to fund its research and development activities at the current level and if Nabi is required to further reduce the funding for its research and development activities, this could have a material adverse effect on Nabi's future prospects.

COMPETITIVE MARKET FOR PHARMACEUTICAL PRODUCTS

Nabi's currently marketed pharmaceutical products compete with those of other companies. Most of these companies have greater financial resources, research and product development capabilities and marketing organizations than Nabi. In order to successfully develop additional pharmaceutical products, additional expenditures, management resources and time will be required. Nabi may need to supplement its own sales efforts through the use of a partner. If Nabi so elects, there can be no assurance that Nabi will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. If Nabi succeeds in bringing one or more products to market, it will compete with many other companies that may have extensive and well-funded marketing and sales operations. Nabi's failure to successfully market new pharmaceutical products could have a material adverse effect on Nabi's business, financial condition and results of operations.

RISK WITH RESPECT TO CERTAIN EXISTING PRODUCTS

Nabi could lose its exclusive marketing rights to WinRho SDF if it fails to achieve specified performance criteria including sales goals and compensatory payments. Pursuant to the terms under which Nabi acquired its rights to Autoplex T from Baxter, the FTC could require Nabi to return to Baxter Nabi's rights to Autoplex T if Nabi does not obtain FDA approval to manufacture the product by May 2000 or a later date agreed to by the FTC. Nabi will not obtain FDA approval to manufacture Autoplex T by May 2000 and is seeking an extension from the FTC. Although Nabi believes it will receive the extension, there can be no assurance that it will be granted by the FTC. Loss of exclusive marketing rights to market WinRho SDF or rights to Autoplex T would have an adverse effect on Nabi's business, financial condition and results of operations.

The future capability of Nabi to produce high potency anti-HBs antibodies will be directly dependent on the availability of a suitable vaccine to stimulate the antibody response in donors. Nabi is currently utilizing a human plasma source vaccine for donor stimulation. The supply of the vaccine, which is no longer manufactured, is expected to be exhausted in the next few years. Based on studies conducted to date with currently licensed alternative vaccines manufactured using recombinant technology, Nabi has been unable to identify a comparable replacement for the human source vaccine. Nabi's cost of production of hepatitis B immune globulin will significantly increase if the currently licensed vaccines remain the only alternative for stimulation of antibody production in donors.

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL

Nabi's outstanding debt matures in 2002 and 2003. To satisfy these obligations, Nabi may need to raise additional capital to repay the debt or restructure the outstanding debt. In addition, Nabi may need to raise additional capital to increase funding of its product research, development and marketing activities and to support capital expenditures. Nabi intends to seek additional funding through public or private equity or debt financing, collaborative arrangements with strategic partners or from other sources. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, Nabi will have to defer certain investments in the areas of research, product development, manufacturing or marketing activity, or otherwise modify its business strategy, and its business and future prospects could be materially and adversely affected.

UNCERTAINTY OF MARKET ACCEPTANCE

There can be no assurance that any of Nabi's products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of Nabi's products and their potential advantages over existing treatment methods, the prices of such products, and reimbursement policies of government and third party payers. The failure of Nabi's product pipeline to gain market acceptance could have a material adverse effect on Nabi's business, financial condition and results of operations.

FACTORS AFFECTING ANTIBODY PRODUCTS SUPPLY AND DEMAND; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Nabi's customers for antibody products, including itself in the cases of Nabi Altastaph and Civacir, are subject to extensive regulation by the FDA. Failure by these customers to comply with FDA regulations can lead to temporary closure of their manufacturing facilities. Cutbacks in the customers' production would reduce the need for antibodies provided by Nabi and impact its revenues. Plant closures and cutbacks in customers' production because of regulatory problems have occurred in recent years, and Nabi's financial performance has been adversely affected as a result thereof. There can be no assurance that these customer regulatory problems, which are not within Nabi's control, will not re-occur with the same adverse impact on Nabi.

Concern over the safety of antibody products has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. These changes resulted in increased cost to Nabi in providing non-specific and specialty antibodies to its customers. New procedures, which include a more extensive investigation into a donor's background and new tests, have also disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. These more stringent measures, particularly when coupled with a period of low unemployment nationally, could adversely affect Nabi's antibody production with a corresponding adverse effect on Nabi's business, financial condition and results of operations. In addition, Nabi's efforts to increase production to meet customer demand have resulted in higher costs to attract and retain donors.

Most of the antibody products Nabi collects, processes and sells to its customers are used in the manufacture of therapeutic products to treat certain diseases. Several companies are marketing and developing products to treat some of these diseases based upon technology which would lessen or eliminate the need for human antibodies. Such products could adversely affect the demand for antibody products. Products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human antibodies. However, Nabi is unable to predict the impact on its business of future technological advances.

The worldwide supply of plasma has fluctuated historically. Future changes in government regulation relating to the collection and use of antibodies, its fractionation or any negative public perception about the antibody collection process or the safety of products derived from blood or plasma could further adversely affect the overall supply of or demand for antibodies. Increases in supply or decreases in demand of antibody products could have a material adverse effect on Nabi's business, financial condition and results of operations.

GOVERNMENT REGULATION; UNCERTAINTY OF REGULATORY APPROVALS

Nabi's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by various government authorities in the U.S. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations. Many of Nabi's clinical trials are at a relatively early stage and, except for Nabi-HB, WinRho SDF, Autoplex T, Aloprim and certain non-specific and specialty antibody products, no approval from the FDA or any other government agency for the manufacturing or marketing of any of its products under development has been granted. There can be no assurance that Nabi will be able to obtain the necessary approvals for manufacturing or marketing of any of its products. Failure to obtain additional FDA approvals of products currently marketed or FDA approval for products under development could have a material adverse effect on Nabi's future business, financial condition and results of operations. If a product is approved, its failure to comply with applicable regulatory requirements could, among other things, result in fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Distribution of Nabi's products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that Nabi will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In addition, the export by Nabi of certain of its products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi's U.S. antibody collection, storage, labeling and distribution activities also are subject to strict regulation and licensing by the FDA. Nabi's collection centers in the U.S. are subject to periodic inspection by the FDA, and from time to time Nabi receives notices of deficiencies from the FDA as a result of such inspections. Nabi's failure or the failure of its collection centers to continue to meet regulatory standards or to remedy any such deficiencies could result in corrective action by the FDA, including closure of one or more collection centers and fines or penalties. In addition, before new antibody collection centers are opened, the collection centers and their procedures and personnel must meet certain regulatory standards to obtain necessary licenses. New regulations may be enacted and existing regulations or their interpretation or enforcement are subject to change. Therefore, there can be no assurance that Nabi will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on Nabi's business, financial condition and results of operations.

DEPENDENCE UPON THIRD PARTIES TO MANUFACTURE PRODUCTS; LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE

Nabi does not currently manufacture any of its marketed pharmaceutical products and is dependent upon third parties to manufacture these products for Nabi. The failure by Nabi's manufacturers to meet Nabi's needs for these products or delays in the receipt of deliveries could have a material adverse effect on Nabi's business, financial condition and results of operations. Nabi has constructed a biopharmaceutical manufacturing facility that is designed to allow Nabi to manufacture, formulate and package pharmaceutical products. Nabi submitted a BLA for licensure for a product manufactured in the Boca Raton facility to the FDA in December 1999. No assurance can be given that Nabi will be able to obtain such licensure, and failure to obtain such licensure on a timely basis, or at all, would have a material adverse effect on business, financial condition and results of operations. The new facility is designed to process specialty antibodies into pharmaceutical products. However, Nabi has not previously owned or operated such a facility and has no direct experience in commercial, large-scale manufacturing of pharmaceutical products. There can be no assurance that when FDA licensure is received, Nabi will have sufficient product to manufacture so that the facility can be operated efficiently and profitably. Further, there can be no assurance that when the facility is ready for its intended use Nabi will have product to manufacture, either on its own behalf or on behalf of third parties, to offset the cost of the facility's operation. Nabi's failure to successfully operate its new manufacturing facility would have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi anticipates that the facility will be able to produce Nabi-HB for commercial sale in 2001, but there can be no assurance that Nabi will be able to do so. However, Nabi expects to have an adequate supply of Nabi-HB based on its manufacturing agreement with Cangene that expires in 2002. Moreover, manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, Nabi will have to resort to alternative sources of manufacturing that could increase its costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi's research and development pipeline principally involves specialty vaccines. In order to obtain FDA approval to market these vaccines, Nabi must be able to demonstrate that it has FDA-licensed facilities to manufacture the vaccines. Nabi currently does not have such facilities. Nabi's failure to develop an acceptable manufacturing capability in a timely manner will adversely impact the timing of an FDA submission and FDA approval to sell the vaccines on a commercial basis. Although Nabi is discussing arrangements with third parties, there can be no assurance that Nabi will be able to enter into agreements on terms acceptable to Nabi.

POTENTIAL ADVERSE EFFECT OF LITIGATION

Antibody products collected by Nabi and products using these antibody products manufactured by Nabi's customers run the risk of being HIV-contaminated. As a result, suits may be filed against Nabi's customers and Nabi claiming that the plaintiffs became infected with HIV as a result of using the HIV-contaminated products. Such suits have been filed in the past, and in a number of suits Nabi was one of several defendants. With the exception of one suit which is still pending, all of these suits have been dismissed without liability to Nabi. No assurance can be given that additional lawsuits relating to infection with HIV will not be brought against Nabi by persons who have become infected with HIV or from plasma fractionates. In addition, there can be no assurance that lawsuits based on other causes of action will not be filed or that Nabi will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits, could have a material adverse effect on Nabi's business, financial condition and results of operations.

RISK OF PRODUCT LIABILITY; LIMITED INSURANCE

The processing and sale of Nabi's products involves a risk of product liability claims, and Nabi currently is a party to litigation involving such claims. In addition, there can be no assurance that infectious diseases will not be transmitted by Nabi's products and create additional product liability claims. Product liability insurance for the biopharmaceutical industry generally is expensive to the extent it is available at all. There can be no assurance that Nabi will be able to maintain such insurance on acceptable terms or that it will be able to secure increased coverage if the commercialization of its products progresses, or that existing or future claims against Nabi will be covered by Nabi's product liability insurance. Moreover, there can be no assurance that the existing coverage of Nabi's insurance policy and/or any rights of indemnification and contribution that Nabi may have will offset existing or future claims. A successful claim against Nabi with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on Nabi's business, financial condition and results of operations.

STRATEGIC ALLIANCES

Nabi is pursuing strategic alliances with third parties for the development of certain of its pharmaceutical products. No assurance can be given that Nabi will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. If Nabi is not successful in its efforts, Nabi will not be able to continue to aggressively develop its early stage products. Even if Nabi is successful, if any of Nabi's collaborative partners violate or terminate their agreements with Nabi or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and Nabi might be required to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and Nabi could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive, and could have a material adverse effect on Nabi's business, financial condition and results of operations.

UNCERTAINTY OF LEGAL PROTECTION AFFORDED BY PATENTS AND PROPRIETARY RIGHTS

The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. There can be no assurance that existing patent applications will result in issued patents, that Nabi will be able to obtain additional licenses to patents of others or that Nabi will be able to develop additional patentable technology of its own. Because patent applications in the U.S. are not disclosed by the Patent and Trademark Office until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, Nabi cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurances that any patents issued to Nabi will provide it with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, or, if patents are issued to Nabi, design around such patents.

A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to those of Nabi. Some of these applications or patents may be competitive with Nabi's applications or conflict in certain respects with claims made under Nabi's applications. Such a conflict could result in a significant reduction of the coverage of Nabi's patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, Nabi may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that Nabi will be able to obtain any such licenses on commercially favorable terms, if at all. Nabi's failure to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on Nabi's business, financial condition and results of operations. Litigation, which could result in substantial cost to Nabi, may also be necessary to enforce any patents issued to Nabi or to determine the scope and validity of third party proprietary rights.

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

UNCERTAINTY OF ORPHAN DRUG DESIGNATION

If a product is designated an Orphan Drug by the FDA, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug with different indications. However, only the sponsor of the first approved BLA/NDA for a given drug indication in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SDF has received Orphan Drug marketing exclusivity for the treatment of ITP (and has obtained Orphan Drug status for certain other indications) and certain other of Nabi's products under development have Orphan Drug status. Aloprim has received Orphan Drug status for the treatment of chemotherapy induced hyperuricemia. There can be no assurance that Nabi will succeed in obtaining Orphan Drug marketing exclusivity for products that have Orphan Drug status or that Orphan Drug marketing exclusivity with respect to WinRho SDF or other products, if obtained, will be of material benefit to Nabi. Furthermore, another manufacturer could obtain an Orphan Drug designation as well as approval for the same product for a different indication or a different product for the same indication.

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Competition in the development of biopharmaceutical products is intense, both from biotechnology and pharmaceutical companies, and is expected to increase. Many of Nabi's competitors have greater financial resources and larger research and development staffs than Nabi, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. Nabi also competes with universities and other institutions in the development of pharmaceutical products, technologies and processes and for qualified scientific personnel. There can be no assurance that Nabi's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by Nabi. In addition, one or more of Nabi's competitors may achieve product commercialization of or patent protection for competitive products earlier than Nabi, which would preclude or substantially limit sales of Nabi's products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology that would lessen or eliminate the need for human antibodies. The successful development and commercialization by any of Nabi's competitors of any such product could have a material adverse effect on Nabi's business, financial condition and results of operations.

Nabi competes for antibody donors with pharmaceutical companies, other independent antibody suppliers, other commercial collection companies and non-profit organizations such as the American Red Cross and community blood banks that solicit the donation of blood. A number of these competitors have access to greater financial, marketing and other resources than Nabi. Nabi competes for donors by offering financial incentives to donors to compensate them for their time and inconvenience, providing outstanding customer service to its donors, implementing programs designed to attract donors through education as to the uses for collected antibodies, encouraging groups to have their members become antibodies donors and improving the attractiveness of Nabi's antibodies collection facilities. Nabi also competes with other independent antibody suppliers that sell antibodies principally to pharmaceutical companies that process antibodies into finished products. If Nabi is unable to maintain and expand its donor base, its business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON SMALL NUMBER OF CUSTOMERS FOR SIGNIFICANT ANTIBODY PRODUCT SALES

Nabi's antibody sales are currently concentrated among a few large pharmaceutical companies. During the 1999, 1998 and 1997 fiscal years, antibody product sales to Nabi's top two customers collectively accounted for approximately 41%, 37% and 41%, respectively, of Nabi's consolidated sales. Only these top two customers purchased more than 10% of our consolidated sales in any such period. The loss of any major customer or a material reduction in a major customer's purchases of antibodies could have a material adverse effect upon Nabi's business, financial condition and results of operations.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT

Nabi's ability to commercialize its pharmaceutical products and related treatments will be dependent in part upon the availability of, and Nabi's ability to obtain, adequate levels of reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third party coverage will be available, if at all. Inadequate levels of reimbursement may prohibit Nabi from maintaining price levels sufficient for realization of an adequate return on its investment in developing new pharmaceutical products and could result in the termination of production of otherwise commercially viable products. Government and other third party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for Nabi's products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on Nabi's ability to sell its products and may have a material adverse effect on Nabi's business, financial condition and results of operations.

There can be no assurance that reimbursement in the U.S. or foreign countries will be available for Nabi's products, or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, Nabi's products. The unavailability of third party reimbursement or the inadequacy of the reimbursement for medical treatments using Nabi's products could have a material adverse effect on Nabi's business, financial condition and results of operations. Moreover, Nabi is unable to forecast what additional legislation or regulation, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on Nabi's business.

Most of Nabi's antibody product sales are made pursuant to contracts having initial terms ranging from one to five years. These contracts generally provide for annual pricing renegotiations. The pricing generally remains fixed for the first year and subsequently is subject to price changes to reflect changes in customer specifications or price adjustments to compensate Nabi for increased costs associated with new governmental or customer testing requirements. As a result, Nabi's business, financial condition and results of operations would be adversely affected if its costs of collecting and preparing antibodies rise during a given year and Nabi is not able to pass on the increased costs until the next annual pricing re-negotiation.

ITEM 2. PROPERTIES

A majority of the space occupied by Nabi is primarily used to collect antibody products and is leased from non-affiliates under leases expiring through 2010.
A majority of these leases contain renewal options that permit Nabi to renew the leases for varying periods up to ten years at the then fair rental value. Nabi believes that in the normal course of its business it will be able to renew or replace its existing leases. Nabi also owns four collection facilities located in Arizona, Indiana, Minnesota and Washington. Nabi's collection centers range in size from approximately 3,000 to 21,000 square feet.

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

In addition, Nabi is a co-defendant with various other parties in one suit filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. The claims against Nabi are based on negligence and strict liability. Several similar suits previously pending against Nabi, including a purported class action, have been dismissed.

Nabi denies all claims against it in these suits and intends to defend these cases vigorously. Nabi believes that any such litigation will not have a material adverse effect on its business, financial position or results of operations.

ITEM 3A.      EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi are as follows:


NAME                       AGE               POSITION
----                       ---               --------

DAVID J. GURY               61  Chairman of the Board, President and
                                Chief Executive Officer

BRUCE K. FARLEY             49  Senior Vice President, Manufacturing Operations

THOMAS H. MCLAIN            42  Senior Vice President, Corporate Services
                                and Chief Financial Officer

DAVID D. MUTH               46  Senior Vice President, Business Operations

ROBERT B. NASO, PH.D.       55  Senior Vice President, Quality, Regulatory
                                and Product Development

MARK L. SMITH               38  Senior Director of Finance and
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

THOMAS H. MCLAIN has served as Senior Vice President, Corporate Services and Chief Financial Officer of Nabi since June 1998. Previously, from 1988 to 1998, Mr. McLain was employed by Bausch & Lomb, Inc. where, as Staff Vice President, Business Process Reengineering, he led a cross functional team to restructure the global finance and purchasing organizations. He also held various positions of increasing responsibility in finance at Bausch & Lomb, including Staff Vice President, Accounting and Reporting and Assistant Corporate Controller. Before joining Bausch & Lomb, Mr. McLain practiced with the accounting firm of Ernst & Young.

DAVID D. MUTH has served as Senior Vice President of Business Operations since March 1998. Since November 1996, he was Senior Vice President of Sales, Marketing and Business Development and responsible for growing Nabi's pharmaceutical business. Mr. Muth joined Nabi in August 1996 as the Senior Vice President of Business Development. Previously, he was Senior Vice President of Business Development at Duramed Pharmaceuticals, Inc. from February 1995 to May 1996. From 1978 to 1995, Mr. Muth was employed at Johnson and Johnson where he held numerous positions of increasing responsibility in business development, sales, marketing, new product development and finance at the Corporate Headquarters in New Brunswick, New Jersey, at Ethicon Inc. in Sommerville, New Jersey and at Ortho McNeil Pharmaceuticals in Raritan, New Jersey.

ROBERT B. NASO, PH.D. has served as Senior Vice President Quality, Regulatory and Product Development, since August 1998. He joined Nabi in November 1995 as Senior Vice President, Research and Development and General Manager, Rockville Operations. Previously, he was Vice President of Research at Univax Biologics, Inc. beginning in May 1992, and became Vice President of Research and Development in October 1994. From 1983 to 1992, Dr. Naso was employed at Johnson and Johnson where he held various positions of increasing responsibility in research and development.

MARK L. SMITH has served as Senior Director of Finance and Chief Accounting Officer since joining the Company in August 1999. Prior to joining the Company, Mr. Smith served as Vice President of Finance and Chief Financial Officer of Neuromedical Systems, Inc. where he played a leadership role in that company's strategic restructuring and sale. Prior to joining Neuromedical Systems, Mr. Smith served in various financial executive capacities at Genzyme Corporation from 1996 until 1998 and as Vice President of Finance and Administration and Chief Financial Officer of Genetrix, Inc. from 1991 until 1996. Before joining Genetrix, Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers in both Australia and the U.S.

NABI
--------------------------------------------------------------------------------
                                                                         PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Nabi's common stock is quoted on the Nasdaq National Market under the symbol "NABI." The following table sets forth for each period the high and low sale prices for the common stock (based upon intra-day trading) as reported by the Nasdaq National Market.


                                                       HIGH           LOW
                                                    --------------------------
       1999
------------------------------------------------------------------------------

                  First Quarter                          4           2 1/2
                  Second Quarter                         3 5/8       2 13/32
                  Third Quarter                          6           2 13/16
                  Fourth Quarter                         5 7/8       3 1/16

       1998
------------------------------------------------------------------------------

                  First Quarter                          4 7/8       2 5/8
                  Second Quarter                         4 1/2       2 21/32
                  Third Quarter                          3 3/4       1 7/8
                  Fourth Quarter                         3 7/16      1


The closing price of Nabi common stock on February 29, 2000 was $11 per share. The number of record holders of Nabi's common stock at December 31, 1999 was 1,430.

No cash dividends have been previously paid on Nabi's common stock and none are anticipated in 2000. Nabi's credit agreement also restricts dividend payments.

ITEM 6. SELECTED FINANCIAL DATA - FIVE YEARS ENDED DECEMBER 31, 1998

The following table sets forth selected consolidated financial data for Nabi for the five years ended December 31, 1999 that were derived from Nabi's audited consolidated financial statements. On November 29, 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into Nabi in a tax-free, stock-for-stock transaction. The merger was accounted for as a pooling of interests and accordingly, all prior period financial information has been combined.

The data should be read in conjunction with, and are qualified by reference to, Nabi's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All amounts in the following table are expressed in thousands, except for per share data.





                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Sales                                                         $233,603   $243,087   $228,744   $239,909   $195,928
Cost of products sold                                          163,407    178,366    180,533    181,914    152,148
                                                              --------   --------   --------   --------   --------
Gross profit                                                    70,196     64,721     48,211     57,995     43,780
Selling, general and administrative expense                     33,282     31,151     25,012     21,095     26,816
Research and development expense                                15,469     21,822     19,126     16,721     20,132
Royalty expense                                                 13,739     10,946      6,617      5,253      3,490
Freight and amortization                                         1,905      2,169      3,087      3,757      3,015
Non-recurring (credit) charges                                  (1,935)    14,605      5,680         --         --
                                                              --------   --------   --------   --------   --------
Operating income (loss)                                          7,736    (15,972)   (11,311)    11,169     (9,673)
Interest income                                                     74         48        272      1,275      1,064
Interest expense                                                (4,313)    (5,681)    (4,712)    (3,987)    (1,931)
Other, net                                                        (110)      (105)       (70)      (511)      (334)
                                                              --------   --------   --------   --------   --------
Income (loss) before income taxes and extraordinary charge       3,387    (21,710)   (15,821)     7,946    (10,874)
(Provision) benefit for income taxes                               (43)       (47)     4,668      6,214     (6,687)
                                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary charge                        3,344    (21,757)   (11,153)    14,160    (17,561)
Extraordinary charge                                                --         --         --       (932)        --
                                                              --------   --------   --------   --------   --------
Net income (loss)                                             $  3,344   $(21,757)  $(11,153)  $ 13,228   $(17,561)
                                                              ========   ========   ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) before extraordinary charge                   $   0.10   $  (0.62)  $  (0.32)  $   0.41   $  (0.52)
  Extraordinary charge                                              --         --         --      (0.03)        --
                                                              --------   --------   --------   --------   --------
  Net income (loss)                                           $   0.10   $  (0.62)  $  (0.32)  $   0.38   $  (0.52)
                                                              ========   ========   ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary charge                   $   0.09   $  (0.62)  $  (0.32)  $   0.40   $  (0.52)
  Extraordinary charge                                              --         --         --      (0.03)        --
                                                              --------   --------   --------   --------   --------
  Net income (loss)                                           $   0.09   $  (0.62)  $  (0.32)  $   0.37   $  (0.52)
                                                              ========   ========   ========   ========   ========

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital                                               $ 35,999   $ 41,964   $ 63,933   $ 63,530   $ 14,690
Total assets                                                   214,162    218,300    225,906    202,142    137,975
Notes payable, including current maturities                    112,998    118,044    121,081     83,465     42,894
Total stockholders' equity                                      58,177     54,189     75,663     86,061     69,442

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Nabi's financial condition and results of operations for each of the three years ended December 31, 1999, 1998, and 1997, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under "Factors to be Considered" in Item 1. All amounts are expressed in thousands, except for per share data.

Nabi is nearing completion of a multi-year transition from being a leading provider of antibody products to other pharmaceutical manufacturers to becoming a fully integrated biopharmaceutical company, developing, manufacturing and marketing its own products for the prevention and treatment of infections diseases and immunological disorders. Nabi has a portfolio of marketed products and significant research and development capabilities that are focused on the development and commercialization of products that prevent and treat infectious and autoimmune diseases. Nabi currently has several clinical trials underway in these areas and has four marketed pharmaceutical products.


RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:




                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1999     1998     1997
                                                                -----    -----    -----
RESULTS OF OPERATIONS
Sales                                                           100.0%   100.0%   100.0%
Cost of products sold                                            70.0%    73.4%    78.9%
                                                                -----    -----    -----
Gross profit margin                                              30.0%    26.6%    21.1%
Selling, general and administrative expense                      14.2%    12.8%    10.9%
Research and development expense                                  6.6%     9.0%     8.4%
Royalty expense                                                   5.9%     4.5%     2.9%
Other operating expense                                           0.8%     0.9%     1.3%
Non-recurring charges                                            (0.8)%    6.0%     2.5%
                                                                -----    -----    -----
Operating income (loss)                                           3.3%    (6.6)%   (4.9)%
Interest income                                                   0.0%     0.0%     0.0%
Interest expense                                                 (1.9)%   (2.3)%   (2.0)%
Other, net                                                       (0.0)%   (0.0)%   (0.0)%
                                                                -----    -----    -----
Income (loss) before (provision) benefit for income taxes         1.4%    (8.9)%   (6.9)%
(Provision) benefit for income taxes                             (0.0)%   (0.0)%    2.0%
                                                                -----    -----    -----
                                                                  1.4%    (8.9)%   (4.9)%
                                                                =====    =====    =====

Information concerning Nabi's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------
SEGMENT                                      1999                         1998                      1997
-------------------------------------------------------------------------------------------------------------------
Pharmaceutical Products                $71,112      30.4%            $54,983     22.6%         $34,470      15.0%
Antibody Products:
     -Non-specific antibodies          109,316      46.8             133,141     54.8          135,331      59.2
     -Specialty antibodies              53,175      22.8              54,963     22.6           58,943      25.8
                                   ------------  ------------   ------------- -----------  ------------  ----------
                                       162,491      69.6             188,104     77.4          194,274      85.0
                                   ------------  ------------   ------------- -----------  ------------  ----------
         TOTAL                        $233,603     100.0%           $243,087    100.0%        $228,744     100.0%
                                   ============  ============   ============= ===========  ============  ==========


                            1999 AS COMPARED TO 1998

SALES. Nabi's strategy is to shift the mix of revenues from low-margin non-specific antibody products to higher margin specialty antibody and pharmaceutical products. While total sales for 1999 decreased by $9.5 million, or 4%, from 1998, pharmaceutical sales increased as a percentage of total sales to 30.4% in 1999 from 22.6% of revenues in 1998. Pharmaceutical sales increased by approximately $16 million or 29% from 1998, reflecting the successful launch of Nabi-HB in March 1999, which contributed to 47% of the pharmaceutical sales increase; increased sales of WinRho SDF attributable to higher volumes shipped to distributors and improved pricing, which resulted in 36% of the pharmaceutical sales increase; and the launch of Aloprim in June 1999, representing 14% of the pharmaceutical sales increase. During the third quarter of 1998, Nabi had exhausted the remaining inventory of H-BIG, the predecessor product to Nabi-HB.

Total antibody sales decreased by 14% from 1998. Non-specific antibody sales decreased 18%, reflecting lower production volumes. This was attributable to two major factors. First, Nabi sold six of its U.S. centers in April 1999 and transferred its German antibody collection operations to a third party in the fourth quarter. Second, the Company experienced a decline in antibody collections on a same store basis. The Company believes low unemployment levels and the increasing impact of regulations limiting donor eligibility have contributed to these lower collection levels. Specialty antibody sales decreased slightly (3%), reflecting lower revenues for laboratory services, diagnostic products, and anti-D and RSV antibodies, partially offset by increased sales of other specialty products, including anti-CMV, tetanus, hepatitis B and rabies.

GROSS PROFIT MARGIN. The strategic transition of Nabi's business from low-margin, non-specific antibodies to high-margin pharmaceutical products and specialty antibody products continued in 1999. As a result, despite a 4% decrease in sales, gross profit for 1999 was $70.2 million or 30.0% of sales, compared to $64.7 million or 26.6% of sales in 1998. The increase in gross profit margin resulted from an improved sales mix of higher-margin pharmaceutical products, offset by the effects of reduced margins on lower non-specific and specialty antibody sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $33.3 million or 14.2% of sales in 1999, compared to $31.2 million or 12.8% of sales in 1998. The increase reflects higher advertising expenses and costs to expand the Company's sales force to drive increased pharmaceutical product sales and support the launches of Nabi-HB and Aloprim. 1999 expenses also include systems costs related to Nabi's Year 2000 readiness efforts. The increase was partially offset by the cost benefits associated with reorganizational measures initiated in the first half of 1998.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $15.5 million or 6.6% of sales in 1999, compared to $21.8 million or 9.0% of sales in 1998. In 1998, Nabi incurred significant expenditures related to the advancement of clinical trials and the submission of the PLA for Nabi-HB, which was approved by the FDA in March 1999. In 1999, Nabi reduced pre-clinical product development activities at its Rockville, Maryland site, and focused its ongoing research and development efforts on the Gram-positive program, including Nabi StaphVAX, and support for currently marketed products. At the same time, the Company is actively seeking corporate and government partners to fund the significant cost of further development for the products at earlier stages in Nabi's extensive research and development pipeline.

ROYALTY EXPENSE. Nabi has entered into various royalty and profit-sharing agreements requiring royalty payments related to specified pharmaceutical product sales. Royalty expense was $13.7 million, or 19.3% of pharmaceutical sales in 1999, compared to $10.9 million, or 19.9% of pharmaceutical sales in 1998. Royalty expense decreased as a percentage of pharmaceutical revenue due to a recent agreement limiting the amount of royalties to be paid on sales of Nabi-HB in 1999 and 2000. Royalty obligations related to WinRho SDF shall decrease in 2000 through the termination of the agreement due to achieving profitability milestones.

NON-RECURRING CREDIT AND CHARGES. During the fourth quarter of 1998, Nabi's Board of Directors approved a plan to sell or close certain antibody collection centers and actions to reduce pre-clinical product development activities at the Company's Rockville, Maryland facility. Results for 1998 included approximately $14.6 million for non-recurring charges. The 1998 charges were comprised of restructuring ($13.0 million) and litigation ($1.6 million) costs. In February 1999, the Company reduced staff levels at its Rockville facility, thereby eliminating 35 positions as a result of the restructuring. During 1999, the Company sold or closed seven U.S. antibody collection centers out of the eight centers specified in the original plan. Resolution of the contemplated actions relating to the remaining antibody collection center is expected to be completed by the end of the third quarter of 2000.

As part of the plan to restructure Nabi's antibody operations, the Company made a provision in 1998 for the cost of the planned shut-down of its German antibody collection operations, which was determined likely to occur at that time. However, in the third quarter of 1999, Nabi was able to reach an agreement to transfer those operations to a third party. As a result, Nabi avoided estimated cash expenses for severance and future lease costs amounting to $1.9 million and accordingly recognized a non-recurring credit in that amount.

INTEREST EXPENSE. Interest expense for 1999 was $4.3 million, compared to $5.7 million in 1998. The decrease in interest expense is attributable to both higher amounts of capitalized interest and lower average outstanding bank borrowings during 1999. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $4.7 million for 1999 as compared to $3.8 million for 1998.

OTHER FACTORS. The provision for income taxes was $43,000 for 1999, compared to $47,000 in 1998. The 1.3% effective tax rate for 1999 differs from the statutory rate of 35% due to the tax benefit from the transfer of Nabi's German operations to a third party and from a reduction in the valuation allowance relating to the Company's deferred tax assets which had been previously reserved.


                            1998 AS COMPARED TO 1997

SALES. Sales for 1998 increased by $14.3 million, or 6%, to $243.1 million compared to $228.7 million for 1997. The increase was primarily attributable to a substantial increase in pharmaceutical sales based on strong demand for WinRho SDF and Autoplex T. Pharmaceutical sales in 1998 also included sales of H-BIG during the first three fiscal quarters until Nabi essentially exhausted its inventory of this product. Nabi's successor product, Nabi-HB, was launched immediately after the announcement of FDA approval on March 25, 1999. This significant improvement in pharmaceutical sales was offset by a 3% decrease in antibody product sales. Certain high-margin specialty antibody sales increased during 1998, such as anti-D and hepatitis B, but these revenue gains were more than offset by decreased market demand for other lower margin specialty antibody products. While non-specific antibody shipments increased in 1998, sales declined due to lower pricing under contracts which were negotiated in late 1997 when there was a general disruption in the plasma industry. Antibody product revenues also benefited from a short-term opportunity to provide laboratory testing services for a plasma fractionator during 1998.

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

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $21.8 million or 9% of sales in 1998, compared to $19.1 million or 8.4% of sales in 1997. The increase in expenses relates primarily to the higher costs associated with the advancement of clinical trials for Nabi-HB, Nabi StaphVAX and Nabi Altastaph.

ROYALTY EXPENSE. Royalty expense is directly related to pharmaceutical sales. The Company incurred $10.9 million of royalty expense, or 19.9% of pharmaceutical sales in 1998, compared to $6.6 million, or 19.2% of pharmaceutical sales in 1997. This increase in expense is attributable to higher sales of pharmaceutical products.

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

INTEREST EXPENSE. Interest expense for 1998 was $5.7 million, compared to $4.7 million in 1997. The increase was primarily attributable to higher average outstanding borrowings as compared to 1997. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in

Boca Raton, Florida during 1998 was approximately $3.8 million as compared to $2.4 million during 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, Nabi's credit agreement provided for a revolving credit facility of up to $45 million subject to certain borrowing base restrictions, and a $5 million term loan. The credit agreement matures in September 2002. Borrowings under the revolving credit and term loan agreement totaled $32.5 million at December 31, 1999 as compared to $37.5 million at December 31, 1998, and additional availability was approximately $7.4 million at December 31, 1999. The credit agreement is secured by substantially all of Nabi's assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

Effective February 1, 2000, Nabi amended its credit agreement retroactively to December 31, 1999. The amendment provided for the amendment of certain current and future financial covenants, a reduction of certain excess credit facility requirements, and the extension of the maturity of the term loan to be concurrent with that of the revolving credit agreement, September 2002. The amendment requires monthly principal payments of $83,333 on the term loan commencing May 1, 2000, continuing through the expiration of the agreement at which time the remaining balance is due in full.

As of December 31, 1999, Nabi's current assets exceeded current liabilities by $36 million as compared to a net working capital position of $42 million at December 31, 1998. Cash and cash equivalents at December 31, 1999 were $0.8 million compared to $1 million at December 31, 1998. The primary source of cash during 1999 was operations, including the positive effect of non-cash adjustments to net income for the year, reductions of trade receivables, and increases in trade payables and accrued expenses. Net cash provided by operating activities was $23.3 million representing an improvement of $5.1 million from 1998. The primary uses of cash during 1999 were capital expenditures, principally associated with the Company's manufacturing facility in Boca Raton, Florida, and a $5 million reduction of borrowings under the revolving credit agreement.

Projected capital expenditures for 2000 include costs associated with the Boca Raton, Florida manufacturing facility, including capitalized interest, the development of Nabi StaphVAX manufacturing capability with a third party contract-manufacturer or partner, the development of information systems and related expenditures, and antibody collection center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for 2000. The Company is also in the process of seeking additional cash to fund the development of its pharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities and equity placements.

YEAR 2000

During 1998, a cross-functional team was established to address Year 2000 readiness for key financial and operational computer systems, equipment (including lab equipment), information and business systems and external supplier and customer relationships. The Company established a program to address Year 2000 issues which focused on Nabi's business critical processes and had four overlapping phases: Phase I, the identification and assessment of systems, equipment and business relationships; Phase II, the testing of Year 2000 readiness for internal systems and equipment and the inquiry/audit of Year 2000 readiness for external suppliers and customers; Phase III, the remediation or replacement of equipment or business relationships that would not be Year 2000 compliant/ready, including re-testing as required; and Phase IV, contingency planning to mitigate the potential effect of problems which might be so deeply embedded in the identified business critical processes that they are beyond the Company's reasonable ability to identify and control. The Company utilized both internal and external resources in its Year 2000 readiness efforts.

Prior to year end, Nabi completed its Year 2000 readiness efforts for business critical processes including the Desktop Computer Installation and Donor Management System (DMS) implementation referenced in the Company's Form 10-Q, filed in November 1999. The total project cost to achieve Year 2000 readiness is estimated at $3 million dollars, including expense and capital expenditures, not all of which were incremental to the Company's operations. These expenditures have primarily been incurred during 1998 and 1999, however, some cost will be expended in 2000. These costs have been funded by a combination of operating cash flows, bank credit facilities, and operating lease agreements. Approximately 25% of Nabi's 1999 information technology planned expenditures were directly attributable to Year 2000 remediation efforts. Year 2000 related expenditures were approximately $0.8 million in the fourth quarter of 1999 and $2.3 million for the twelve months ended December 31, 1999.

Nabi will continue to communicate with business critical suppliers and customers as necessary and monitor new developments throughout year 2000. At this time the company is not aware of any negative impact on its operations from the Year 2000 problem. However, given the nature of the Year 2000 problem, there can be no absolute assurance that the Company's efforts have been fully successful. If they have not, the Company's operations or financial condition may be materially and adversely affected in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and information required by Item 8 are listed in the Index, presented as Item 14, and included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 1999, the Company filed a current report on Form 8-K, reporting under Item 4 thereof, a change in the Registrant's Certifying Accountant. This Form 8-K is hereby incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not already provided in Item 3A will be contained in Nabi's Proxy statement, which Nabi intends to file within 120 days following Nabi's fiscal year end, December 31, 1999, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following Nabi's fiscal year end, December 31, 1999, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following Nabi's fiscal year end, December 31, 1999, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in Nabi's Proxy Statement which Nabi intends to file within 120 days following Nabi's fiscal year end, December 31, 1999, and such information is incorporated herein by reference.

NABI
--------------------------------------------------------------------------------
                                                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 2000.

                                        NABI

                                        By: /s/ David Gury
                                           -------------------------------------
                                            David J. Gury
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.



             SIGNATURES                                         TITLE                                    DATE
             ----------                                         -----                                    -----


/s/ David J. Gury                                    Chairman of the Board,                          March 10, 2000
--------------------------------------------         President, Chief Executive Officer
David J. Gury


/s/ Thomas McLain                                    Senior Vice President, Corporate                March 10, 2000
--------------------------------------------         Services and Chief Financial Officer
Thomas H. McLain


/s/ Mark Smith                                       Chief Accounting Officer,                       March 10, 2000
--------------------------------------------         Senior Director of Finance
Mark L. Smith



/s/ David Castaldi                                   Director                                        March 10, 2000
--------------------------------------------
David L. Castaldi



/s/ Joseph Cook                                      Director                                        March 10, 2000
--------------------------------------------
Joseph C. Cook, Jr.



/s/ George Ebright                                   Director                                        March 10, 2000
--------------------------------------------
George W. Ebright



/s/ Richard Harvey                                   Director                                        March 10, 2000
--------------------------------------------
Richard A. Harvey, Jr.



/s/ Linda Jenckes                                    Director                                        March 10, 2000
--------------------------------------------
Linda Jenckes



/s/ David Thompson                                   Director                                        March 10, 2000
--------------------------------------------
David A. Thompson


NABI
--------------------------------------------------------------------------------
                                                                        PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of Nabi and its subsidiaries are included pursuant to Item 8 hereof.


                                                                                                        PAGE NO.
                                                                                                        --------
         Report of Management.................................................................................38

         Reports of Independent Certified Public Accountants...............................................39-40

         Consolidated Balance Sheets at December 31, 1999 and 1998............................................41

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.............................................................................................42

         Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 1999, 1998 and 1997.....................................................................43

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.............................................................................................44

         Notes to Consolidated Financial Statements...........................................................45


(a) (2) FINANCIAL STATEMENT SCHEDULES


         Schedule II - Valuation and Qualifying Accounts and Reserves.........................................62

         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.


(a) (3) EXHIBITS..............................................................................................63

(b)     REPORTS ON FORM 8-K

On November 29, 1999, the Company filed a current report on Form 8-K, reporting under Item 8 thereof, a change in fiscal year beginning fiscal 2000.

NABI
--------------------------------------------------------------------------------
                                                            REPORT OF MANAGEMENT



The following consolidated financial statements of Nabi were prepared by the Company's management, which is responsible for their reliability and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the U.S. and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Financial information elsewhere in this annual report is consistent with that in the consolidated financial statements.

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

Independent accountants are engaged to audit the consolidated financial statements of the Company and issue a report thereon. They have informed management and the audit committee of the Board of Directors that their audits were conducted in accordance with auditing standards generally accepted in the U.S., which require a review and evaluation of internal controls to determine the nature, timing and extent of audit testing. The Reports of Independent Certified Public Accountants are included in this report.

The recommendations of the independent certified public accountants are reviewed by management. Control procedures have been implemented or revised as appropriate to respond to these recommendations. In management's opinion, as of December 31, 1999, the internal control system was functioning effectively and accomplished the objectives discussed herein.


/s/ David Gury                         Chairman of the Board,
------------------------------         President, Chief Executive Officer
David J. Gury


/s/ Thomas McLain                       Senior Vice President, Corporate
------------------------------          Services and Chief Financial Officer
Thomas H. McLain


/s/ Mark Smith                          Chief Accounting Officer,
------------------------------          Senior Director of Finance
Mark L. Smith

NABI
--------------------------------------------------------------------------------
                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
and Stockholders of Nabi

 We have audited the accompanying consolidated balance sheet of Nabi and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
---------------------------
ERNST & YOUNG LLP
Miami, Florida
February 16, 2000

NABI
--------------------------------------------------------------------------------
                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors
and Stockholders of Nabi


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of Nabi and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Nabi's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Nabi for any period subsequent to December 31, 1998.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Miami, Florida
March 26, 1999

NABI
PART I Financial Information
Item 1 Financial Statements
-------------------------------------------------------------------------------
                                                   CONSOLIDATED  BALANCE SHEETS



                                                                                         DECEMBER 31,
                                                                               ----------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1999            1998
---------------------------------------------                                   -----------       ---------
ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                                              $     806       $   1,016
           Trade accounts receivable, net                                            34,019          40,029
           Inventories, net                                                          35,932          38,203
           Prepaid expenses and other current assets                                  7,747           6,227
                                                                                  ---------       ---------
                       TOTAL CURRENT ASSETS                                          78,504          85,475

PROPERTY, PLANT AND EQUIPMENT, NET                                                  109,138          99,018

OTHER ASSETS:
           Goodwill, net                                                             13,236          16,165
           Intangible assets, net                                                     6,028           7,032
           Other, net                                                                 7,256          10,610
                                                                                  ---------       ---------
TOTAL ASSETS                                                                      $ 214,162       $ 218,300
                                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Trade accounts payable                                                 $  16,025       $  14,964
           Accrued expenses                                                          25,776          28,466
           Notes payable                                                                704              81
                                                                                  ---------       ---------
                       TOTAL CURRENT LIABILITIES                                     42,505          43,511

NOTES PAYABLE                                                                       112,294         117,963
OTHER                                                                                 1,186           2,637
                                                                                  ---------       ---------
TOTAL LIABILITIES                                                                   155,985         164,111

COMMITMENTS AND CONTINGENCIES                                                            --              --
STOCKHOLDERS' EQUITY:
           Convertible preferred stock, par value $.10 per share:
             5,000 shares authorized; no shares outstanding                              --              --
           Common stock, par value $.10 per share: 75,000 shares authorized;
             34,961 and 34,903 shares issued and outstanding, respectively            3,496           3,490
           Capital in excess of par value                                           138,071         137,911
           Accumulated deficit                                                      (83,390)        (86,734)
           Accumulated other comprehensive loss                                          --            (478)
                                                                                  ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                           58,177          54,189
                                                                                  ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 214,162       $ 218,300
                                                                                  =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)            1999           1998            1997
---------------------------------------------         ---------       --------        ---------
Sales                                                 $ 233,603       $ 243,087       $ 228,744

COSTS AND EXPENSES:
     Costs of products sold                             163,407         178,366         180,533
     Selling, general and administrative expense         33,282          31,151          25,012
     Research and development expense                    15,469          21,822          19,126
     Royalty expense                                     13,739          10,946           6,617
     Freight and amortization                             1,905           2,169           3,087
     Non-recurring (credit) charges                      (1,935)         14,605           5,680
                                                      ---------       ---------       ---------
OPERATING INCOME (LOSS)                                   7,736         (15,972)        (11,311)

INTEREST INCOME                                              74              48             272
INTEREST EXPENSE                                         (4,313)         (5,681)         (4,712)
OTHER, NET                                                 (110)           (105)            (70)
                                                      ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                         3,387         (21,710)        (15,821)

(PROVISION) BENEFIT FOR INCOME TAXES                        (43)            (47)          4,668
                                                      ---------       ---------       ---------
NET INCOME (LOSS)                                     $   3,344       ($ 21,757)      ($ 11,153)
                                                      =========       =========       =========

BASIC EARNINGS (LOSS) PER SHARE                       $    0.10       ($   0.62)      ($   0.32)
                                                      =========       =========       =========
DILUTED EARNINGS (LOSS) PER SHARE                     $    0.09       ($   0.62)      ($   0.32)
                                                      =========       =========       =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                34,934          34,885          34,737
                                                      =========       =========       =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING              35,841          34,885          34,737
                                                      =========       =========       =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                     COMMON STOCK                                   ACCUMULATED
                                COMMON STOCK           WARRANTS       CAPTIAL IN                        OTHER
                              -----------------    ----------------    EXCESS OF   ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'
(IN THOUSANDS)                SHARES     AMOUNT    SHARES    AMOUNT   PAR VALUE      DEFICIT        INCOME (LOSS)       EQUITY
--------------                ------     ------    ------    ------   ---------    -----------      -------------    -------------

BALANCE AT DECEMBER
 31, 1996                     34,614     $3,461      100      $ --    $136,525      ($53,824)           ($102)         $ 86,060


Comprehensive loss:
 Net loss for the
  year
 Foreign currency                 --         --       --        --          --       (11,153)              --           (11,153)
  translation adjustments         --         --       --        --          --            --             (518)             (518)
                                                                                                                       --------
Total comprehensive loss          --         --       --        --          --            --               --           (11,671)
Stock options exercised          185         19       --        --         427            --               --               446
Tax benefit from stock
options exercised                 --         --       --        --         477            --               --               477
Other                              2         --       --        --         351            --               --               351

----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,
 1997                         34,801      3,480      100        --     137,780       (64,977)            (620)           75,663

Comprehensive loss:
 Net loss for the year            --         --       --        --          --       (21,757)              --           (21,757)
 Foreign currency
  translation adjustments         --         --       --        --          --            --               142              142
                                                                                                                       --------

Total comprehensive loss          --         --       --        --          --            --                --          (21,615)
Stock options exercised           97         10       --        --         105            --                --              115
Tax benefit from stock
 options exercised                --         --       --        --           5            --                --                5
Other                              5         --       --        --          21            --                --               21

----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
 31, 1998                     34,903      3,490      100        --     137,911       (86,734)             (478)          54,189

Comprehensive income:
  Net income for the
   year                           --         --       --        --          --         3,344                --            3,344
  Write-down of cumulative
   foreign currency
   translation adjustments
   related to the transfer
   of German operations to
   a third party                  --         --       --        --          --            --               478              478
                                                                                                                       --------
Total comprehensive income        --         --       --        --          --            --                --            3,822
Stock options exercised           42          4       --        --          85            --                --               89
Tax benefit from stock
 options exercised                --         --       --        --          32            --                --               32
Other                             16          2       --        --          43            --                --               45

----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
 31, 1999                     34,961     $3,496      100      $ --    $138,071       ($83,390)         $    --          $58,177
==================================================================================================================================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
(AMOUNTS IN THOUSANDS)                                                    1999         1998         1997
----------------------                                                  --------     --------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  3,344     ($21,757)    ($11,153)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                        10,128       11,502        9,856
     Non-recurring (credit) charges                                       (1,935)      13,039        5,680
     Provision for slow-moving or obsolete inventory                       2,235        2,936        1,023
     Deferred income taxes                                                    --           --        2,503
     Other                                                                   (22)         459        1,179

  Change in assets and liabilities:
     Trade accounts receivable                                             6,146       (3,949)       1,066
     Inventories                                                              35        2,248      (16,119)
     Prepaid expenses and other assets                                      (895)       9,912      (12,259)
     Other assets                                                            (43)       1,298       (2,633)
     Accounts payable and accrued liabilities                              4,271        2,520       (4,769)
                                                                        --------     --------     --------
     Total adjustments                                                    19,920       39,965      (14,473)
                                                                        --------     --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       23,264       18,208      (25,626)
                                                                        --------     --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from maturity of short-term investments                         --           --        8,850
     Proceeds from sale of centers                                         2,518         --           --
     Capital expenditures                                                (21,036)     (18,931)     (36,367)
                                                                        --------     --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                    (18,518)     (18,931)     (27,517)
                                                                        --------     --------     --------
CASH FLOW FROM FINANCING ACTIVITIES:
     (Repayments) borrowings under line of credit, net                    (5,002)      (1,783)      34,246
     Repayments of term debt                                                  --         (261)        (614)
     Borrowings under term debt                                               --        5,000           --
     Other debt                                                              (43)      (4,729)       3,949
     Proceeds from the exercise of options                                    89          115          446
                                                                        --------     --------     --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (4,956)      (1,658)      38,027
                                                                        --------     --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (210)      (2,381)     (15,116)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,016        3,397       18,513
                                                                        --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    806     $  1,016     $  3,397
                                                                        ========     ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                      $  8,232     $  8,336     $  6,295
                                                                        ========     ========     ========
     Income taxes (refunded) paid, net                                  ($   103)    ($ 7,645)    $    350
                                                                        ========     ========     ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (ALL DOLLAR AMOUNTS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 BUSINESS AND ORGANIZATION

Nabi is nearing completion of a multi-year transition from being a leading provider of antibody products to other pharmaceutical manufacturers to becoming a fully integrated biopharmaceutical company, developing, manufacturing and marketing its own products for the prevention and treatment of infectious diseases and immunological disorders. Nabi has a portfolio of marketed products and significant research and development capabilities that are focused on the development and commercialization of products that prevent and treat infectious and autoimmune diseases. Nabi currently has several clinical trials underway in these areas and has four marketed pharmaceutical products.


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

BASIS OF PRESENTATION: Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year's presentation. All dollar amounts are expressed in thousands of dollars except amounts related to per share data.

REVENUE RECOGNITION: Revenue is recognized when title and risk of loss are transferred to the customer. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as services are rendered or products are shipped.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due.

ADVERTISING COSTS: The Company accounts for advertising costs under guidance set forth in Statement of Position 93-7, "Reporting on Advertising Costs," which allows the Company to defer costs associated with the production of media advertising for major new campaigns until the time the advertising first takes place. Once the advertising is publicly released for the first time, all related deferred costs must be expensed. Other advertising costs are expensed as incurred. Deferred advertising costs of $545 are recorded as other current assets as of December 31, 1999. Advertising expenses for the years ended December 31, 1999, 1998, and 1997 amounted to $3,418, $2,340, and $1,484, respectively.

EARNINGS PER SHARE: Basic earnings per share are determined based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are determined based on the weighted average number of common shares and potentially dilutive securities outstanding during the year.

FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1999 and 1998, because of the relatively short maturity of these instruments.

CASH EQUIVALENTS & SHORT-TERM INVESTMENTS: Cash equivalents consist of money market funds and bankers acceptances with maturities of three months or less. Short-term investments consist of securities issued or guaranteed by the U.S. Treasury and U.S. Government Agency Securities.

INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

          ASSET                               LIFE
          -----                               ----

Buildings                               35 - 39 Years
Furniture and fixtures                  5 - 8 Years
Information systems                     3 - 7 Years
Machinery and equipment                 3 - 8 Years
Leasehold improvements                  Lesser of lease term or economic life


GOODWILL: Goodwill represents the excess of cost over the fair value of identifiable assets acquired in business acquisitions. Goodwill is amortized ratably from the dates of acquisition over periods ranging from 10 to 25 years and is evaluated periodically.

INTANGIBLE ASSETS: Intangible assets represent the fair values of certain assets acquired in business, product and plasma center acquisitions including customer lists, donor lists, trademarks and trademark registrations, and non-competition agreements. These costs are amortized ratably from the date of acquisition over periods ranging from 3 to 25 years and are evaluated periodically.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value.

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for stock options granted at fair market value.
Note 9 to the consolidated financial statements contains a summary of the pro forma effects to reported net income (loss) and earnings (loss) per share for 1999, 1998 and 1997 as if the Company had elected to recognize compensation expense based on the fair market value of the options granted at grant date as prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

NOTE 3 TRADE ACCOUNTS RECEIVABLE


Trade accounts receivable are comprised of the following:

                                                            DECEMBER 31,
                                                      ----------------------
                                                       1999           1998
                                                      -------        -------
        Trade accounts receivable                     $34,081        $40,250
        Allowance for doubtful accounts                   (62)          (221)
                                                      -------        -------
                 TOTAL                                $34,019        $40,029
                                                      =======        =======


NOTE 4   INVENTORIES

The components of inventories are as follows:

                                                           DECEMBER 31,
                                                      -----------------------
                                                       1999            1998
                                                      -------         -------
         Finished goods                               $35,547         $36,975
         Work in process                                  701           1,964
         Raw materials                                  2,960           3,772
                                                      -------         -------
                                                       39,208          42,711
         Allowances for slow-moving and
           obsolete inventory                          (3,276)         (4,508)
                                                      -------         -------
                  TOTAL                               $35,932         $38,203
                                                      =======         =======



NOTE 5   PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment and related allowances for depreciation and amortization are summarized below:

                                                           DECEMBER 31,
                                                      ----------------------
                                                         1999         1998
                                                      --------      --------
         Information systems                          $ 21,605      $ 21,968
         Leasehold improvements                         16,521        20,747
         Machinery and equipment                        10,179        18,075
         Land and buildings                              8,628         8,852
         Furniture and fixtures                          4,258         5,052
         Construction in progress                       76,743        56,297
                                                      --------      --------
             Total property, plant and equipment       137,934       130,991
         Less accumulated depreciation and
              amortization                             (28,796)      (31,973)
                                                      --------      --------
             TOTAL                                    $109,138      $ 99,018
                                                      ========      ========

Construction in progress consists primarily of costs incurred in connection with construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida and includes deferred validation costs of $24,679 and $16,268 at December 31, 1999 and 1998, respectively. Capitalized interest associated with the biopharmaceutical facility and system development projects was approximately $13,560 and $8,902 at December 31, 1999 and 1998, respectively. Interest capitalized amounted to $4,658, $3,753, and $2,392 during 1999, 1998 and 1997, respectively.

The biopharmaceutical manufacturing facility requires FDA licensure to produce pharmaceutical products for sale in the U.S. The anticipated costs of completion to prepare the facility for its intended use are estimated to be approximately $15,000 in 2000.

Depreciation and amortization expense during 1999, 1998 and 1997 includes depreciation and amortization of property, plant and equipment of $7,828, $8,596 and $6,506, respectively, and amortization of assets under capital leases of approximately $169, $191 and $447, respectively.

NOTE 6 OTHER ASSETS

Other assets consist of the following:

                                                               DECEMBER 31,
                                                         ----------------------
                                                          1999           1998
                                                         -------        -------

      Goodwill                                           $18,452        $21,442
      Less accumulated amortization                       (5,216)        (5,277)
                                                         -------        -------
                                                         $13,236        $16,165
                                                         =======        =======

      Intangible assets                                  $11,201        $12,601
      Less accumulated amortization                       (5,173)        (5,569)
                                                         -------        -------
                                                          $6,028         $7,032
                                                         =======        =======

      Other, primarily deferred tax assets and
           deferred loan costs                           $10,016        $12,631
      Less accumulated amortization                       (2,760)        (2,021)
                                                         -------        -------
               TOTAL                                     $ 7,256        $10,610
                                                         =======        =======


NOTE 7 ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
      Employee compensation and benefits                 $ 5,618        $ 5,682
      Accrued royalties and product costs                  8,915          3,422
      Accrued interest                                     2,379          2,424
      Accrued restructuring costs, current                 3,307         10,970
      Other                                                5,557          5,968
                                                         -------        -------
               TOTAL                                     $25,776        $28,466
                                                         =======        =======

NOTE 8  NOTES PAYABLE

Notes payable consist of the following:

                                                         DECEMBER 31,
                                                    ------------------------
                                                      1999            1998
                                                    --------        --------
      Bank indebtedness:
         Revolving credit facility                  $ 27,461        $ 32,463
         Term loan                                     5,000           5,000
                                                    --------        --------
                                                      32,461          37,463
      6.5% Convertible Subordinated Notes             80,500          80,500
      Equipment term notes                                --              81
      Other                                               37              --
                                                    --------        --------
      Total notes payable                            112,998         118,044
      Current maturities                                (704)            (81)
                                                    --------        --------
      Notes payable, long-term                      $112,294        $117,963
                                                    ========        ========

At December 31, 1999, the annual aggregate maturities of debt through the year 2004 and thereafter were $704; $1,000; $30,794; $80,500; and $0.

Short-term indebtedness outstanding at December 31, 1999 and 1998 had a weighted-average interest rate of approximately 9.38% and 5.39%, respectively.

At December 31, 1999, Nabi's credit agreement provided for a revolving credit facility of up to $45,000 subject to certain borrowing base restrictions, and a $5,000 term loan. The credit agreement matures in September 2002. Borrowings under the revolving credit and term loan agreement totaled $32,461 at December 31, 1999 as compared to $37,463 at December 31, 1998, and additional availability was approximately $7,400 at December 31, 1999. This credit agreement bears interest at the bank's prime rate plus 1%, is secured by substantially all assets, including a mortgage on the biopharmaceutical manufacturing facility, and contains covenants prohibiting dividend payments and requiring the maintenance of certain financial covenants. At December 31, 1999 Nabi had outstanding letters of credit for approximately $814 that reduce the Company's availability under the revolving credit facility.

Effective February 1, 2000, Nabi amended its credit agreement to allow for retroactive application to December 31, 1999. The amendment provided for the amendment of certain financial covenants and the extension of the maturity of the term loan to be concurrent with that of the revolving credit agreement, or September 2002. The amendment requires monthly principal payments on the term loan of $83 commencing May 1, 2000 through the expiration of the agreement, at which time the remaining balance is due in full.

During 1996, Nabi issued $80,500 of 6.5% Convertible Subordinated Notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into common stock at a conversion price of $14 per share at any time and may be redeemed at Nabi's option without premium. A total of 5,750,000 shares of common stock have been registered and reserved for issuance upon conversion of the Notes. At December 31, 1999, the fair value of Nabi's 6.5% Convertible Subordinated Notes was approximately $59,872. The fair value was estimated using an independently quoted market price. The carrying value of all other long-term notes payable approximated fair value based upon quoted market prices for the same or similar debt issues.

NOTE 9 STOCKHOLDERS' EQUITY

WARRANTS

In November 1995, Nabi issued a warrant to purchase 100,000 shares of its common stock to an affiliate of its principal bank lender in connection with an agreement whereby Nabi had the right to issue up to $20,000 in subordinated notes. The warrants have an exercise price of $9.82 per share and expire on December 31, 2000. No subordinated notes have been issued under this agreement.

STOCK OPTIONS

Nabi maintains four stock option plans for its employees. Under these plans, Nabi has granted options to certain employees entitling them to purchase shares of common stock within ten years. The options vest over periods ranging from six months to four years from the date of grant and have been granted at exercise prices equal to the fair market value of the underlying common stock on the date of grant.

Nabi also maintains a Stock Plan for Non-Employee Directors, under which Nabi has granted options to certain directors entitling them to purchase shares of Nabi common stock within five years, vesting at six months after the date of grant and at an exercise price equal to the fair market value of the underlying common stock at the date of grant.

At December 31, 1999, there were options outstanding under all of Nabi's stock plans to acquire 6.2 million shares of its common stock of which 3.0 million are exercisable. Additionally, 2.6 million shares of common stock are reserved for future grants under the plans. Stock options granted and outstanding under these plans as of December 31, 1999 are presented below:


                                                                 EXERCISE PRICE PER    WEIGHTED AVERAGE
                                               OPTIONS                  SHARE           EXERCISE PRICE
                                            --------------       ------------------    ----------------
                                            (In Thousands)

   BALANCE AT DECEMBER 31, 1996                3,117                 $.19 - $13.75       $   7.96
      Granted                                  1,001                  4.25 - 11.13          10.89
      Exercised or canceled                     (345)                 1.03 - 13.75           6.59
                                               -----                 -------------
   BALANCE AT DECEMBER 31, 1997                3,773                   .19 - 13.75           8.46
      Granted                                  1,959                   2.63 - 4.06           3.38
      Exercised or canceled                     (741)                  .19 - 13.75           6.74
                                               -----                 -------------
   BALANCE AT DECEMBER 31, 1998                4,991                   .19 - 13.75           8.63
      Granted                                  1,999                   2.69 - 5.94           2.86
      Exercised or canceled                     (754)                  .19 - 13.75           6.35
                                               -----                 -------------
   BALANCE AT DECEMBER 31, 1999                6,236                 $.19 - $13.75       $   8.53
                                               =====                 =============


                                                     Outstanding                                Exercisable
                                   ------------------------------------------------------------------------------------
                                      Options         Average        Average           Options          Average
                                        (In             Years        Exercise            (In            Exercise
 Exercise Price Range               Thousands)       Remaining        Price            Thousands)        Price
---------------------               ----------       ---------       --------          ----------       ---------
$  .19 - $  4.25                      3,662             7.9          $  3.04                978          $ 3.19
$ 4.44 - $  7.59                      1,122             5.0             6.58              1,006            6.80
$ 8.39 - $11.125                        814             6.6            10.79                520           10.66
$12.97 - $13.75                         638             7.0            13.73                514           13.72
                                      -----                                               -----
                  TOTAL               6,236             6.6          $  8.53              3,018          $ 8.59
                                      =====                                               =====

The following information reflects Nabi's pro forma loss information as if compensation expense associated with Nabi's stock plans had been recorded under the provisions of SFAS 123. Pro forma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant.

                                              1999         1998          1997
                                            --------    ---------     ---------
   Net loss                                 ($1,744)    ($25,779)     ($12,658)
   Basic and diluted loss per share          ($0.05)      ($0.74)       ($0.36)

The estimated fair value of each option grant is determined using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of two to five years; expected volatility of 57% - 99%; and expected risk-free interest rates of 4% - 8%. The weighted-average estimated fair value of options granted during 1999, 1998 and 1997 was $1.90, $2.32 and $6.48, respectively.

SHAREHOLDERS RIGHTS PLAN

Effective July 25, 1997, Nabi's Board of Directors adopted a shareholders rights plan under which a dividend of one preferred share purchase right (the "Right") was distributed for each outstanding share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. The Rights expire August 1, 2007, and are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of the common stock. Such percentage may be lowered at the Board's discretion. If the Rights become exercisable, the holder may be entitled to receive upon exercise shares of Nabi's common stock having a market value of two times the exercise price of the Rights, or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. Nabi is entitled to redeem the Rights in whole for $0.01 per Right under certain circumstances.


NOTE 10 NON-RECURRING CHARGES


In December 1998, the Board of Directors approved a plan to sell or close certain antibody collection centers, including the Company's German operations. In addition, the Board approved actions to reduce product development activities at the Company's Rockville, Maryland facility. This reflected a decision for Nabi to primarily focus its ongoing research and development investment on support for products which are currently marketed or in later stages of development. Nabi is actively seeking corporate and government partners to fund further development of the remaining products in its research and development pipeline.

In connection with the plan, Nabi recorded a net restructuring charge of $13,164 in the fourth quarter of 1998. The restructuring charge was comprised of $2,529 in termination benefits resulting from the elimination of 36 positions within U.S. antibody operations, 67 positions within German operations, and

36 positions in Rockville; $3,682 for non-cancelable lease obligations; $5,058 for write-downs of leasehold improvements, equipment and furniture and fixtures, of which $4,797 is a non-cash item; and $967 in non-cash write-downs of intangible assets. The write-downs were based upon management's assessment of fair value.

In February 1999, the Company reduced staff levels at its Rockville facility, thereby eliminating 35 positions as a result of the restructuring. As of December 31, 1999, $3,000 of the remaining restructuring accrual primarily relates to non-cancelable lease obligations associated with the Rockville facility.

Included in the original $13,164 restructuring charge were estimated cash expenses for severance and future lease costs related to the planned shut-down of the Company's German operations which was determined likely to occur at that time. Rather than shutting down these operations, Nabi successfully reached an agreement during the third quarter of 1999 to transfer those operations to a third party. As a result, Nabi reversed $1,935 of the accrual related to severance and future lease costs since the Company will avoid these obligations.

During 1999, the Company sold or closed seven U.S. antibody collection centers out of the eight centers as specified in the original plan. Additionally, two executives were terminated and primarily all of their related severance benefits were paid as of December 31, 1999. As of December 31, 1999, approximately $400 of the remaining restructuring accrual is associated with unpaid severance benefits and costs for disposition of the remaining antibody collection center. Resolution of the contemplated actions relating to this center is expected to be completed by the end of the third quarter of 2000.

A summary of the Company's restructuring activity for 1998 and 1999 is presented below:

                              AMOUNTS IN THOUSANDS
                              --------------------

BALANCE AT DECEMBER 31, 1997                                                           $1,365
ACTIVITY DURING 1998:
         Restructuring accrual associated with disposition of antibody centers
                  and the reduction of product development activities                  13,164
         Termination benefit payments                                                    (354)
         Non-cancelable lease obligation payments and other cash outflows                (742)
         Non-cash write downs of fixed and intangible assets                              (98)
         Change in estimated restructuring charge                                        (121)
                                                                                      -------
BALANCE AT DECEMBER 31, 1998                                                           13,214
ACTIVITY DURING 1999:
         Non-recurring credit                                                          (1,935)
         Termination benefit payments                                                    (957)
         Non-cancelable lease obligation payments and other cash outflows                (467)
         Non-cash write downs of fixed and intangible assets                           (5,018)
         Non-cash write downs related to German operations transfer                      (754)
                                                                                      -------
BALANCE AT DECEMBER 31, 1999                                                          $ 4,083
                                                                                      =======


The current portion of the restructuring accrual was $3,307 and $10,970 at December 31, 1999 and 1998, respectively.

In addition, during 1998, Nabi recorded a $1,563 non-recurring charge which represented management's estimate of costs incurred in connection with the Company's ongoing litigation with the general contractor for its biopharmaceutical manufacturing facility in Boca Raton, Florida. This litigation was initiated by Nabi and concluded in 1999 with no material amounts incurred by Nabi above the original estimate.

NOTE 11   INCOME TAXES


Income (loss) before income taxes was taxed under the following jurisdictions:

                                     FOR THE YEARS ENDED DECEMBER 31,
                             -----------------------------------------------
                              1999              1998                 1997
                             ------           --------             ---------
Domestic                     $  933           ($16,595)            ($15,348)
Foreign                       2,454             (5,115)                (473)
                             ------           --------             ---------
         TOTAL               $3,387           ($21,710)            ($15,821)
                             ======           ========             =========

The (provision) benefit for income taxes consists of the following:

                                   FOR THE YEARS ENDED DECEMBER 31,
                             -----------------------------------------------
                              1999              1998                 1997
                             ------           --------             ---------
Current
         Federal             $ --            $    --              $   6,929
         State                (43)               (47)                   (60)
                             -----           --------             ---------
                              (43)               (47)                 6,869
                             -----           --------             ---------
Deferred
         Federal                --                 --                (2,126)
         State                  --                 --                   (75)
                             -----           --------             ---------
                                --                 --                (2,201)
                             -----           --------             ---------
                  TOTAL       ($43)              ($47)            $   4,668
                             =====           ========             =========

Deferred tax assets (liabilities) are comprised of the following:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
DEFERRED TAX ASSETS:
  Net operating loss ("NOL") carryforward                     $ 22,255   $ 22,543   $ 17,987
  Capitalized research and development costs                     6,235      7,619      9,003
  Non-recurring charge                                           2,186      3,162         --
  Research tax credit                                            3,248      3,368      2,882
  Provision for slow-moving and obsolete inventory               1,180      1,695        482
  Amortization                                                   2,277      2,167      2,349
  Provision for bad debt                                            22         80        145
  Depreciation                                                     913        653        678
  Alternative minimum tax credit                                   900        900        703
  Other                                                          2,273      1,089        928
                                                              --------   --------   --------
                                                                41,489     43,276     35,157
Valuation allowance                                            (34,886)   (36,508)   (28,324)
                                                              --------   --------   --------
Deferred tax assets                                              6,603      6,768      6,833
DEFERRED TAX LIABILITIES:
  Amortization                                                    (885)      (945)      (906)
  Other                                                             --        (13)        (4)
                                                              --------   --------   --------
Deferred tax liabilities                                          (885)      (958)      (910)
                                                              --------   --------   --------
Net deferred tax assets                                       $  5,718   $  5,810   $  5,923
                                                              ========   ========   ========

In November 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into Nabi. The merger qualifies as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's pre-merger deferred tax assets are available to offset the future taxable income of Nabi, subject to certain annual and change of control limitations. The Univax pre-merger deferred tax assets primarily include NOL carryforwards, capitalized research and development expense and research tax credit carryforwards. Nabi's NOLs of $63,649 and research tax credit carryforwards of $3,248 expire in varying amounts through the year 2019.

The ultimate realization of the remaining deferred tax assets is largely dependent on Nabi's ability to generate sufficient future taxable income. Nabi believes that the valuation allowance of $34,886 at December 31, 1999 is appropriate, given its historical loss experience and other factors. The change in the valuation allowance during 1999 was $1,622.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:


                                              FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                              1999        1998         1997
                                              -----       -----       ------
Federal statutory rate                         35.0%      (35.0)%     (35.0)%
State income taxes, net of federal benefit      0.8         0.1         0.1
Goodwill and other amortization                 4.6         0.8         1.1
Foreign trade income                             --          --         1.0
Transfer of German operations                 (37.7)         --          --
Merger transaction cost                        (1.1)         --        (0.9)
Increase (reduction) in valuation allowance    (4.7)       37.7         5.5
Tax credits                                      --        (3.1)        0.2
Other                                           4.4        (0.3)       (1.5)
                                               ----        ----        ----
                   TOTAL                        1.3%        0.2%      (29.5)%
                                               ====        ====        ====

NOTE 12 EARNINGS PER SHARE


The following is a reconciliation between basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:


                                                      Effect of
                                        Basic    Dilutive Securities   Diluted
                                         EPS         Stock options       EPS
                                        ------   -------------------   -------
1999
Net income                             $  3,344         --            $  3,344
Weighted average shares                  34,934        907              35,841
Per Share                              $   0.10                       $   0.09
                                       --------        ---            --------
1998
Net loss                               $(21,757)        --            $(21,757)
Weighted average shares                  34,885         --              34,885
Per Share                              $  (0.62)                      $  (0.62)
                                       --------        ---            --------
1997
Net loss                               $(11,153)        --            $(11,153)
Weighted average shares                  34,737         --              34,737
Per Share                              $  (0.32)                      $  (0.32)
                                       --------        ---            --------


NOTE 13 EMPLOYEE BENEFIT PLANS


The Company has two defined contribution plans. The plans permit employees to contribute up to 15% of pre-tax annual compensation with a discretionary match by the Company equal to 50% of each participant's contribution, up to an amount equal to 2% of the participant's earnings. Nabi's matching contributions to the plans were approximately $510, $494 and $438 in 1999, 1998, and 1997, respectively.


NOTE 14 LEASES

Nabi conducts a majority of its operations under operating lease agreements. The majority of the related lease agreements contain renewal options which enable Nabi to renew the leases for periods of two to five years at the then fair rental value at the end of the initial lease term.

Rent expense was approximately $6,092, $6,868 and $6,785 for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000                                                                  $6,153
2001                                                                   5,452
2002                                                                   3,614
2003                                                                   3,222
2004                                                                   2,091
Thereafter                                                             3,965
                                                                     -------
Total minimum lease commitments                                      $24,497
                                                                     =======

NOTE 15 RELATED PARTY TRANSACTIONS


Effective September 30, 1992, Nabi acquired H-BIG (hepatitis B immune globulin) a proprietary antibody-based product from Abbott Laboratories ("Abbott"), in consideration of 2 million shares of Nabi common stock valued at $3,854 and royalties based upon product sales. Nabi's replacement product for H-BIG, Nabi-HB, was launched in March 1999. During 1999, the royalty agreement was amended limiting the amount of royalties to be paid on sales of Nabi-HB. With respect to its investment in Nabi, Abbott has agreed to various standstill measures, including agreements not to acquire additional shares without approval of Nabi's Board of Directors and to vote its shares in the same proportion as other shareholders.

Related party transactions with Abbott for the years ended December 31, 1999, 1998 and 1997 are summarized below:


                                                                   1999          1998           1997
                                                                  ------        -------        -------
Sales of antibody products                                        $  427        $ 2,949        $ 2,720
Purchases of diagnostic, pharmaceutical
  and testing products                                             9,142         12,606         14,028
Product royalty obligations                                        1,500          2,311          2,489
Laboratory testing equipment rental payments and other             1,123          1,030          1,030

At December 31, 1999 and 1998, trade accounts receivable from Abbott totaled $46 and $301 respectively, and trade accounts payable to Abbott aggregated $1,696 and $2,167, respectively.

At December 31, 1999, notes receivable from corporate officers aggregated $315, bear interest at the prime rate and mature on December 31, 2000. At December 31, 1998, notes receivable from corporate officers aggregated $431 at an interest rate of prime and matured on December 31, 1999.


NOTE 16 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS


In connection with an exclusive licensing and distribution agreement with Cangene Corporation ("Cangene") to market and distribute WinRho SDF in the U.S. through March 2005, Nabi was obligated to expend a minimum of $3,000 for sales and marketing expenses in each of the fiscal years ended May 1996 and 1997. In addition, Nabi agreed to loan Cangene fifty percent (50%) of the cost of capital improvements to its manufacturing facility up to $3,000, of which $2,380 was advanced at December 31, 1999 and is due March 2000. Under the agreement, which terminates in 2005, Nabi has exclusive marketing rights for, and shares in the profits of, sales of WinRho SDF in the U.S., provided that Nabi achieves specified sales or makes specified payments. Nabi continued to meet and exceed these sales goals in 1999.

Effective April 1999, Nabi entered into a manufacturing agreement with Cangene for the manufacture of Nabi-HB which superseded an agreement entered into in 1997. The manufacturing agreement requires Nabi to purchase a specified minimum amount. In addition, Cangene has exclusive marketing rights for Nabi-HB in Canada provided it meets specified sales goals. Nabi will share in the profits from sales of Nabi-HB in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB is co-extensive with the term of the manufacturing agreement for Nabi-HB.

As discussed in Note 15, Nabi is obligated to pay Abbott royalties based upon its Nabi-HB product sales. Nabi is also obligated to pay royalties to the New York Blood Center, Inc. based upon sales of its Nabi-HB product.

In 1997, Nabi acquired from Baxter Healthcare Corporation ("Baxter") the exclusive rights to Autoplex T in the U.S. Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after Nabi receives approval from the FDA to manufacture Autoplex T. The FTC could require Nabi to return to Baxter Nabi's rights to AutoPlex T if Nabi does not obtain FDA approval to manufacture the product by May 2000 or by a later date agreed to by the FTC. At the discretion of the FTC, the period Baxter manufactures AutoPlex T can be extended for up to four twelve-month intervals. Nabi anticipates that the period Baxter manufactures AutoPlex T under the terms of a consent order from the FTC will be extended for the first twelve-month period through May 2001. If the rights revert to Baxter and Baxter later sells these rights, Nabi and Baxter will share equally the proceeds of any such sale, and under certain circumstances, Baxter will be required to make a specified payment to Nabi. Upon FDA licensure to manufacture the product, Nabi is obligated to pay $1,000 to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6,000. Baxter is also a significant antibody products customer and a principal supplier of antibody collection supplies to Nabi.

In 1999, Nabi entered into an agreement with Catalytica Pharmaceuticals, Inc. ("Catalytica") under which Catalytica has granted Nabi exclusive distribution rights in the U.S. and Canada to Aloprim, as well as global rights in territories where the license holder prior to Catalytica (Glaxo Wellcome) has not commercialized the product. Under the five-year agreement, Nabi will sell and Catalytica will manufacture the product and both companies will share in profits from the sale of the product. Nabi has the option to purchase the rights to the product at any time within five years from the effective date of the agreement.

NOTE 17 COMMITMENTS AND CONTINGENCIES

Nabi is a party to litigation in the ordinary course of business. In addition, Nabi is a co-defendant with various other parties in one suit filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. Nabi does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.

During July 1999, Nabi entered into a purchase agreement with Baxter to supply antibody collection materials and related collection equipment. The purchase agreement requires Nabi to purchase stated minimum quantities of specified supplies or a minimum percentage of total supplies of the specified types purchased by Nabi, whichever is the greater. The purchase agreement ends December 31, 2004.

At December 31, 1999, Nabi had outstanding purchase commitments in the normal course of business with various suppliers.


NOTE 18 INDUSTRY SEGMENT INFORMATION

Nabi adopted SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in the fourth quarter of 1998. Prior year segment information has been restated to a comparative basis.

Nabi manages its operations in two reportable segments, the antibody products and pharmaceutical products segments. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other pharmaceutical manufacturers, the production and sale of antibody-based control and diagnostic products and laboratory testing services. The pharmaceutical products segment consists of the production and sale of proprietary pharmaceutical products and research and development efforts for the pharmaceutical product line.

The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment revenues. Nabi evaluates the performance of each segment based on operating profit or loss; interest expense and income taxes are not allocated.

Information regarding Nabi's operations and assets for the two industry segments is as follows:

                                              For the Years Ended December 31,
                                             ----------------------------------
                                               1999         1998         1997
                                             --------     --------     --------
SALES:
  Antibody Products                          $162,491     $188,104     $194,274
  Pharmaceutical products                      71,112       54,983       34,470
                                             --------     --------     --------
                                             $233,603     $243,087     $228,744
                                             ========     ========     ========
OPERATING INCOME (LOSS):
  Antibody Products                          $  2,302     $ (4,473)    $  1,990
  Pharmaceutical products                       5,434      (11,499)     (13,301)
                                             --------     --------     --------
                                             $  7,736     $(15,972)    $(11,311)
                                             ========     ========     ========

DEPRECIATION AND AMORTIZATION EXPENSE:
  Antibody Products                          $  7,281     $  8,340     $  6,687
  Pharmaceutical products                       2,159        2,427        2,520
                                             --------     --------     --------
                                             $  9,440     $ 10,767     $  9,207
                                             ========     ========     ========

NON-RECURRING CHARGE:
  Antibody Products                          $ (1,935)    $  5,855     $  1,839
  Pharmaceutical products                          --        8,750        3,841
                                             --------     --------     --------
                                             $ (1,935)    $ 14,605     $  5,680
                                             ========     ========     ========

CAPITAL EXPENDITURES:
  Antibody Products                          $  5,170     $  4,377     $ 20,226
  Pharmaceutical products                      15,866       14,147       16,071
                                             --------     --------     --------
                                             $ 21,036     $ 18,524     $ 36,297
                                             ========     ========     ========

                                                  December 31,
                                             ---------------------
                                               1999         1998
                                             --------     --------
ASSETS:
  Antibody Products                          $106,506     $129,572
  Pharmaceutical products                      99,691       78,725
                                             --------     --------
                                             $206,197     $208,297
                                             ========     ========

A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:



                                                   For the Years Ended December 31,
                                                  ----------------------------------
                                                    1999         1998         1997
                                                  -------      --------     --------
INCOME (LOSS) BEFORE INCOME TAXES:
  Reportable segment operating income             $  7,736      $(15,972)    $(11,311)
  Unallocated interest expense                      (4,313)       (5,681)      (4,712)
  Unallocated other income and expense, net            (36)          (57)         202
                                                  --------      --------     --------
  Consolidated income (loss) before income
    taxes                                         $  3,387      $(21,710)    $(15,821)
                                                  ========      ========     ========

DEPRECIATION AND AMORTIZATION EXPENSE:
  Reportable segment depreciation &
    amortization expense                          $  9,440      $ 10,767     $  9,207
  Unallocated (corporate) depreciation &
    amortization expense                               688           735          649
                                                  --------      --------     --------
     Consolidated depreciation &
       amortization expense                       $ 10,128      $ 11,502     $  9,856
                                                  ========      ========     ========
CAPITAL EXPENDITURES:
  Reportable segment capital expenditures         $ 21,036      $ 18,524     $ 36,297
  Unallocated (corporate) capital
    expenditures                                        --           407           70
                                                  --------      --------     --------
     Consolidated capital expenditures            $ 21,036      $ 18,931     $ 36,367
                                                  ========      ========     ========


                                                       December 31,
                                                  ----------------------
                                                    1999          1998
                                                  --------      --------
ASSETS:
  Reportable segment assets                       $206,197      $208,297
  Unallocated (corporate) assets                     7,965        10,003
                                                  --------      --------
     Consolidated assets                          $214,162      $218,300
                                                  ========      ========


Information regarding sales and long-lived assets by geographic area for the years ended December 31, 1999 is as follows:


                                                   For the Years Ended December 31,
                                                  ----------------------------------
                                                    1999         1998         1997
                                                  -------      --------     --------
SALES:
  Domestic                                        $177,463      $177,870     $163,502
  Foreign                                           56,140        65,217       65,242
                                                  --------      --------     --------
    Total                                         $233,603      $243,087     $228,744
                                                  ========      ========     ========

LONG-LIVED ASSETS:
  Domestic                                        $135,658      $131,317     $125,201
  Foreign                                               --         1,508        1,733
                                                  --------      --------     --------
    Total                                         $135,658      $132,825     $126,934
                                                  ========      ========     ========


Foreign revenue is determined based upon customer location. The majority of the Company's revenues are generated from the U.S. The Company's principal foreign markets are the United Kingdom, Korea and Germany.

Sales in 1999 to two customers of Nabi's antibody products segment exceeded 10% of total sales, representing $50,100 and $44,960 respectively. Sales in 1998 to two customers of Nabi's antibody products segment exceeded 10% of total sales, representing $44,920 and $44,215, respectively. Sales in 1997 to two customers of Nabi's antibody product segment exceeded 10% of total sales, representing $59,244 and $34,128, respectively.

NABI
-------------------------------------------------------------------------------
                       NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                       NET           BASIC EARNINGS       DILUTED EARNINGS
                                                  GROSS               INCOME             (LOSS)               (LOSS)
                               SALES              MARGIN              (LOSS)            PER SHARE             PER SHARE
                         -------------------------------------------------------------------------------------------------

1999
1st Quarter                   $58,023              $12,794             ($514)              ($0.01)               ($0.01)

2nd Quarter                    62,198               19,529             1,052                 0.03                  0.03

3rd Quarter (1)                54,181               16,592             1,450                 0.04                  0.04

4th Quarter                    59,201               21,281             1,356                 0.04                  0.04

YEAR 1999                    $233,603              $70,196            $3,344                $0.10                 $0.09

1998
1st Quarter                   $58,614              $14,025           ($1,918)              ($0.06)               ($0.06)

2nd Quarter                    61,178               17,636              (517)               (0.01)                (0.01)

3rd Quarter                    58,713               16,193            (3,757)               (0.11)                (0.11)

4th Quarter (2)                64,582               16,867           (15,565)               (0.44)                (0.44)

YEAR 1998                    $243,087              $64,721          ($21,757)              ($0.62)               ($0.62)




(1) During the third quarter of 1999, Nabi reversed $1.9 million of the accrued severance and lease charges relating to its German operations that were originally planned to be shut down in 1998, but were susequently transferred to a third party. See Note 10.

(2) During the fourth quarter of 1998, Nabi recognized approximately $14.6 million of non-recurring charges. The charges were comprised of certain restructuring costs ($13.0 million) and costs relating to litigation ($1.6 million). See Note 10.

NABI
--------------------------------------------------------------------------------
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                                              Additions             Deductions
                                                                       -------------------------    -----------
                                                                                                     Write-Offs
                                                        Balance At     Charged to     Charged to      Charged         Balance
                                                       Beginning of    Costs and        Other         Against         At End
          Classification                                 Period         Expenses       Accounts       Reserve        of Period
          --------------                               ------------    ----------     -----------    -----------     ---------
(IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1999:
    Allowance for doubtful accounts                    $   221          $ (136)         $    --        $   23         $    62

    Deferred tax asset valuation allowance             $36,508          $   --          $(1,622)       $   --         $34,886

    Inventory reserve                                  $ 4,508          $2,235          $  (802)       $2,665         $ 3,276
                                                       -------          ------          -------        ------         -------
YEAR ENDED DECEMBER 31, 1998:
    Allowance for doubtful accounts                    $   403          $  (20)         $    --        $  162         $   221

    Deferred tax asset valuation allowance             $28,324          $   --          $ 8,184        $   --         $36,508

    Inventory reserve                                  $   641          $2,936          $ 1,692        $  761         $ 4,508
                                                       -------          ------          -------        ------         -------
YEAR ENDED DECEMBER 31, 1997:
    Allowance for doubtful accounts                    $   647          $1,013          $    --        $1,257         $   403

    Deferred tax asset valuation allowance             $27,251          $   --          $ 1,073        $   --         $28,324

    Inventory reserve                                  $ 5,555          $1,023          $   625        $6,562         $   641
                                                       -------          ------          -------        ------         -------

NABI
--------------------------------------------------------------------------------
                                                                   EXHIBIT INDEX


                                                                                                    PAGE NO.
                                                                                                    --------
   3.1      Restated Certificate of Incorporation of Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
            December 31, 1995)....................................................................... N/A

   3.2      By-Laws (incorporated by reference to Nabi's Registration Statement on Form S-4; Commission File No. 33-63497).................................................N/A

   4.1      Specimen Stock Certificate (incorporated by reference to Nabi's
            Registration Statement on Form S-2; Commission File No. 33-83096)..........................N/A

   4.2      Indenture between Nabi and State Street Bank and Trust Company, dated as of February 1, 1996 (incorporated by reference to Nabi's
            Annual Report on Form 10-K for the year ended December 31, 1995)...........................N/A

   4.3      Registration Rights Agreement by and between Nabi and Robertson,
            Stephens & Company LLC and Raymond James & Associates, Inc., dated as of February 1, 1996 (incorporated by reference to Nabi's Annual
            Report on Form 10-K for the year ended December 31, 1995)................................. N/A

   10.1     Shareholder Agreement effective as of September 30, 1992 between
            Nabi and Abbott Laboratories (incorporated by reference to Nabi's
            Annual Report on Form 10-K for the year ended December 31, 1992)...........................N/A

   10.2     Plasma Supply Agreement dated January 1, 1994 between Baxter
            Healthcare Corporation and Nabi (confidential treatment)
            (incorporated by reference to Nabi's Registration Statement on Form
            S-2; Commission File No. 33-83096).........................................................N/A

   10.3     Lease Agreements dated December 11, 1990, as modified on May 23,
            1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida
            (incorporated by reference to Nabi's Registration Statement on Form
            S-2; Commission File No. 33-83096).........................................................N/A

   10.4     Lease Agreement dated March 31, 1994 between Nabi and Angelo
            Napolitano, Trustee, for certain real property located at 16500 N.W.
            15th Avenue, Miami, Florida (incorporated by reference to Nabi's
            Registration Statement on Form S-2; Commission File No. 33-83096)..........................N/A

   10.5     Employment Agreement dated January 1, 1993 between Nabi and David J.
            Gury (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31,1992)...................................................... N/A

   10.6     1990 Equity Incentive Plan (incorporated by reference to Nabi's
            Proxy Statement dated April 22, 1997)..................................................... N/A

   10.7     Amended and Restated Incentive Stock Option Plan adopted in 1993
            (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992)......................................................... N/A

   10.8     Stock Plan for Non-Employee Directors (incorporated by reference to
            Nabi's Proxy Statement dated April 26, 1995)...............................................N/A

   10.9     Employment Agreement dated January 1, 1997 between John C. Carlisle and Nabi (incorporated by reference to Nabi's Annual Report on Form
            10-K for the year ended December 31, 1996).................................................N/A



   10.11    $50 Million Loan and Security Agreement dated as of September 12,
            1997 between Nabi, certain Financial Institutions and NationsBank,
            N.A. (incorporated by reference to Nabi's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1997)............................................ N/A

   10.12    Rights Agreement dated as of August 1, 1997, as Amended between Nabi and Registrar and Transfer Company (incorporated by reference to
            Nabi's Annual Report on Form 10-K for the year ended December 31, 1997)....................N/A

   10.13    Amendment No. 1 and Waiver dated as of November 14, 1997 to Loan and
            Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended
            December 31, 1997).........................................................................N/A

   10.14    Amendment No. 2 and Waiver dated as of March 30, 1998 to Loan and
            Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)......................................................................N/A

   10.15    Addendum to Employment Agreement dated January 15, 1998 between
            David D. Muth and Nabi (incorporated by reference to Nabi's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).........................N/A

   10.16    Employment Agreement dated June 1, 1998 between Thomas H. McLain and
            Nabi (incorporated by reference to Nabi's Quarterly Report on Form
            10-Q for the quarter ended June 30, 1998)..................................................N/A

   10.17    Employment Agreement dated August 1, 1998 between Dr. Robert B. Naso and Nabi (incorporated by reference to Nabi's Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1998)........................................N/A

   10.18    Employment Agreement dated August 19, 1996 between David D. Muth and
            Nabi (incorporated by reference to Nabi's Quarterly Report on Form
            10-K for the year ended December 31, 1998).................................................N/A

   10.19    Change in Control: Executive Compensation Package Agreement dated
            September 28, 1998 between David J. Gury and Nabi (incorporated by reference to Nabi's Quarterly Report on Form 10-K for the year ended
            December 31, 1998).........................................................................N/A

   10.20    Employment Agreement dated February 9, 1999 between Bruce K. Farley and Nabi (incorporated by reference to Nabi's Quarterly Report on
            Form 10-K for the year ended December 31,  1998)...........................................N/A

   10.21    Amendment No. 3 and Waiver dated as of March 1, 1999 to Loan and
            Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Quarterly Report on Form 10-K for the year ended
            December 31, 1998).........................................................................N/A

   10.22    1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Nabi's Quarterly Report on Form 10-K for the year ended
            December 31, 1998).........................................................................N/A

   10.23    Amended and Restated By-Laws of Nabi dated May 28, 1999
            (incorporated by Reference to Nabi's Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1999).......................................................N/A

   10.24    Employment Agreement dated August 1, 1999 between David D. Muth and
            Nabi (incorporated by reference to Nabi's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1999).............................................N/A

   10.25*   Amendment No. 4 dated as of February 1, 2000 to Loan and Security
            Agreement dated as of September 12,  1997................................................66-93

   21*      Subsidiaries of the Registrant..............................................................94

   23.1*    Consent of Independent Certified Public Accountants.........................................95

   23.2*    Consent of Independent Certified Public Accountants.........................................96

   27*      Financial Data Schedule.....................................................................97

-----------------
* FILED HEREWITH