Form 10-Q
period 2000-04-01
NABI /DE/
filed 2000-05-11
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000


                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ___________.

                           COMMISSION FILE #0-4829-03



                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                59-1212264
 --------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)



           5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL     33487
           ----------------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)



(Registrant's telephone number, including area code):     (561) 989-5800
                                                       ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of registrant's common stock at May 8, 2000 was 35,716,295 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      NABI



                                      INDEX



                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.............................................................................3

     Consolidated Balance Sheets, April 1, 2000 and December 31, 1999..........................................3

     Consolidated Statements of Operations for the three-month periods ended
          April 1, 2000 and March 31, 1999.....................................................................4

     Consolidated Statements of Cash Flows for the three-month periods ended
          April 1, 2000 and March 31, 1999.....................................................................5

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

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................12



NABI
PART I     Financial Information
Item 1     Financial Statements
------------------------------------------------------------------------------
                                                   CONSOLIDATED BALANCE SHEETS


                                                                                      (Unaudited)
                                                                                      ---------------------------------
                                                                                      April 1,             December 31,
In Thousands Except Per Share Data                                                      2000                 1999
----------------------------------                                                    --------            -------------
ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                                                  $   2,874           $     806
           Trade accounts receivable, net                                                22,763              34,019
           Inventories, net                                                              34,665              35,932
           Prepaid expenses and other assets                                              6,528               8,149
                                                                                      ---------           ---------
                      TOTAL CURRENT ASSETS                                               66,830              78,906

PROPERTY AND EQUIPMENT, NET                                                             111,081             109,138

OTHER ASSETS:
           Goodwill, net                                                                 13,054              13,236
           Intangible assets, net                                                         5,830               6,028
           Other, net                                                                     7,280               7,256
                                                                                      ---------           ---------
TOTAL ASSETS                                                                          $ 204,075           $ 214,564
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Trade accounts payable                                                     $  12,037           $  16,025
           Accrued expenses                                                              16,004              26,178
           Notes payable                                                                    917                 704
                                                                                      ---------           ---------
                      TOTAL CURRENT LIABILITIES                                          28,958              42,907

NOTES PAYABLE                                                                           111,738             112,294
OTHER                                                                                     1,460               1,186
                                                                                      ---------           ---------
TOTAL LIABILITIES                                                                       142,156             156,387
                                                                                      ---------           ---------

STOCKHOLDERS' EQUITY:
           Convertible preferred stock, par value $.10 per share:
             5,000 shares authorized; no shares outstanding
           Common stock, par value $.10 per share: 75,000 shares authorized;
             35,715 and 34,961 shares issued and outstanding, respectively                3,572               3,496
           Capital in excess of par value                                               141,060             138,071
           Accumulated deficit                                                          (82,713)            (83,390)
                                                                                      ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                               61,919              58,177
                                                                                      ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 204,075           $ 214,564
                                                                                      =========           =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    (Unaudited)
                                                                                Three Months Ended,
                                                                          --------------------------------
Dollars in Thousands, Except Per Share Data                               April 1, 2000     March 31, 1999
-------------------------------------------                               -------------     --------------
SALES                                                                       $ 55,840           $ 58,023

COSTS AND EXPENSES:
     Costs of products sold                                                   38,462             45,229
     Selling, general and administrative expense                               8,435              6,483
     Research and development expense                                          3,995              3,193
     Royalty expense                                                           2,921              2,177
     Other operating expense, principally freight and amortization               500                491
                                                                            --------           --------
OPERATING INCOME                                                               1,527                450

INTEREST INCOME                                                                  126                  6
INTEREST EXPENSE                                                              (1,025)            (1,311)
OTHER, NET                                                                        71                (41)
                                                                            --------           --------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT
   FOR INCOME TAXES                                                              699               (896)

(PROVISION) BENEFIT FOR INCOME TAXES                                             (22)               382
                                                                            --------           --------
NET INCOME (LOSS)                                                           $    677            $($514)
                                                                            ========           ========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                 $   0.02           $  (0.01)
                                                                            ========           ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                     35,386             34,907
                                                                            ========           ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                   36,828             34,907
                                                                            ========           ========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
-------------------------------------------------------------------------------
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      (Unaudited)
                                                                                  Three Months Ended,
                                                                           ----------------------------------
Dollars in Thousands                                                       April 1, 2000       March 31, 1999
--------------------                                                       -------------       --------------
Cash flow from operating activities:
  Net income (loss)                                                           $    677           $   (514)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                               2,528              2,689
     Provision for doubtful accounts                                               224                 30
     Provision for slow moving or obsolete inventory                               455                815
     Deferred income taxes                                                          --               (382)
     Other                                                                          14                 28

  Change in assets and liabilities:
     Decrease in trade accounts receivable                                      11,032              6,304
     Decrease in inventories                                                       813                943
     Decrease (increase) in prepaid expenses and other assets                    1,620               (390)
     (Increase) decrease in other assets                                          (172)                16
     (Decrease) increase in accounts payable and accrued liabilities           (13,887)             1,520
                                                                              --------           --------
     Total adjustments                                                           2,627             11,573
                                                                              --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,304             11,059
                                                                              --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                                       (3,958)            (4,212)
                                                                              --------           --------
NET CASH USED BY INVESTING ACTIVITIES                                           (3,958)            (4,212)
                                                                              --------           --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments under line of credit, net                                         (306)            (5,960)
     Other debt                                                                    (38)               140
     Proceeds from the exercise of options                                       3,066                  3
                                                                              --------           --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 2,722             (5,817)
                                                                              --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,068              1,030
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   806              1,016
                                                                              --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,874           $  2,046
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

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Annual Report to Stockholders for the year ended December 31, 1999.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly, Nabi's consolidated financial position as of April 1, 2000 and the consolidated results of its operations for the three month periods ended April 1, 2000 and March 31, 1999. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2 CHANGE IN FISCAL YEAR

Effective fiscal 2000, Nabi changed the date of its fiscal year end from December 31, 1999 to the last Saturday in December. The Company's fiscal quarters now correspond with a four, four, five week quarter with the quarters ending on a Saturday.

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:


                                                 April 1,           December 31,
Dollars in Thousands                               2000                1999
--------------------                             --------           ------------
Finished goods                                   $ 34,819           $ 35,547
Work in process                                     1,160                701
Raw materials                                       2,510              2,960
                                                 --------           --------
                                                   38,489             39,208
Allowances for slow moving and obsolete
inventory                                          (3,824)            (3,276)
                                                 --------           --------
         TOTAL                                   $ 34,665           $ 35,932
                                                 ========           ========



NOTE 4 NON-RECURRING CHARGES

During the fourth quarter of 1998, Nabi recorded a non-recurring charge that included $13.2 million related to a strategic plan to sell or close certain antibody collection centers and actions to reduce pre-clinical product development activities at the Company's Rockville, Maryland facility. During 1999, the Company reduced staff levels at its Rockville facility, closed or sold seven U.S. antibody collection centers out of the eight centers specified in the original plan, and transferred its German antibody collection operations to a third party.

As of April 1, 2000, $3 million of the remaining restructuring accrual primarily relates to non-cancelable lease obligations associated with the Rockville facility and $0.9 million is associated with unpaid severance benefits and other costs related to disposition of the remaining antibody collection center. Resolution of the contemplated actions relating to the remaining antibody collection center is expected to be completed by the end of the third quarter of 2000.

A summary of the Company's restructuring activity for the first three months of 2000 is presented below:

Dollars in Thousands
--------------------

Balance at December 31, 1999                                      $4,083
Activity during 2000:
   Termination benefit payments                                      (45)
   Non-cancelable lease obligation payments
      and other cash outflows                                        (75)
                                                                  ------
BALANCE AT APRIL 1, 2000                                          $3,963
                                                                  ======

NOTE 5 EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share for the three months ended April 1, 2000 and March 31, 1999:

                                                                      Effect of
                                                                       Dilutive
                                                                      Securites:
(Dollars in Thousands, Except Per Share Data)      Basic EPS         Stock Options       Diluted EPS
---------------------------------------------      ---------         -------------       -----------
Three Months Ended April 1, 2000
--------------------------------
Net income                                           $677                  --              $   677
Shares                                             35,386               1,442               36,828
Per share                                         $  0.02                  --              $  0.02
                                                  -------               -----              -------
Three Months Ended March 31, 1999
---------------------------------
Net loss                                          $  (514)                 --              $  (514)
Shares                                             34,907                  --               34,907
Per share                                         $ (0.01)                 --              $ (0.01)
                                                  =======               =====              =======


NOTE 6 COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended April 1, 2000 and March 31, 1999 are as follows:

                                              Quarter Ended,
                                       ------------------------------
Dollars in Thousands                   April 1, 2000   March 31, 1999
--------------------                   -------------   --------------

Net income (loss)                          $ 677          ($514)
Foreign currency translation loss             --           (142)
                                           -----          -----
COMPREHENSIVE INCOME (LOSS)                $ 677          ($656)
                                           =====          =====


NOTE 7 INDUSTRY SEGMENT INFORMATION

The following table presents information related to Nabi's two operating business segments for the three months ended April 1, 2000 and March 31, 1999:

                                           Quarter Ended,
                                    --------------------------------
Dollars in Thousands                April 1, 2000     March 31, 1999
--------------------                -------------     --------------
Sales
     Antibody products                $ 39,619           $ 46,481
     Pharmaceutical products            16,221             11,542
                                      --------           --------
         TOTAL                        $ 55,840           $ 58,023
                                      ========           ========

Operating income
     Antibody products                $   (398)          $    716
     Pharmaceutical products             1,925               (266)
                                      --------           --------
         TOTAL                        $  1,527           $    450
                                      ========           ========

The following summary reconciles reportable segment operating profit (loss) to income (loss) before (provision) benefit for income taxes:

                                               Quarter Ended,
                                        -------------------------------
Dollars in Thousands                    April 1, 2000    March 31, 1999
--------------------                    -------------    --------------
INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES:
  Reportable segment
    operating income                      $ 1,527           $   450
  Unallocated interest expense             (1,025)           (1,311)
  Unallocated other income
     and expense, net                         197               (35)
                                          -------           -------
  Consolidated income (loss)
     before (provision) benefit
     for income taxes                     $   699           ($  896)
                                          =======           =======

NOTE 8 RECLASSIFICATONS

Certain items in the consolidated financial statements for the 1999 period have been reclassified for comparative purposes.

ITEM 2
-------------------------------------------------------------------------------
                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the major factors contributing to Nabi's financial condition and results of operations for the three month periods ended April 1, 2000 and March 31, 1999. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

RESULTS OF OPERATIONS

The following table sets forth Nabi's results of operations expressed as a percentage of sales:


                                                         Three Months Ended,
                                                 ----------------------------------
                                                 April 1, 2000       March 31, 1999
                                                 -------------       --------------
Sales                                               100.0 %             100.0 %
Costs of products sold                               68.9 %              78.0 %
                                                    -----               -----

GROSS PROFIT MARGIN                                  31.1 %              22.0 %
Selling, general and administrative expense          15.1 %              11.2 %
Research and development expense                      7.2 %               5.5 %
Royalty expense                                       5.2 %               3.8 %
Other operating expense, principally
   freight and amortization                           0.9 %               0.8 %
                                                    -----               -----
OPERATING INCOME                                      2.7 %               0.8 %
Interest income                                       0.2 %               0.0 %
Interest expense                                     (1.8)%              (2.2)%
Other, net                                            0.1 %              (0.1)%
                                                    -----               -----

Income (loss) before (provision) benefit
   for income taxes                                   1.2 %              (1.5)%

(Provision) benefit for income taxes                 (0.0)%               0.6 %
                                                    -----               -----
NET INCOME (LOSS)                                     1.2 %              (0.9)%
                                                    -----               -----




Information concerning Nabi's sales by operating segments for the respective periods, is set forth in the following table:


                                                    Three Months Ended,
                                       ---------------------------------------------
Segment                                    April 1, 2000            March 31, 1999
-------                                --------------------     --------------------
Pharmaceutical Products                $16,221         29.0%    $11,542         19.9%
Antibody Products:
         -Non-specific antibodies       25,410         45.5      32,094         55.3
         -Specialty antibodies          14,209         25.5      14,387         24.8
                                       -------        -----     -------        -----
                                        39,619         71.0      46,481         80.1
                                       =======        =====     =======        =====
         TOTAL                         $55,840        100.0%    $58,023        100.0%
                                       =======        =====     =======        =====


THREE MONTHS ENDED APRIL 1, 2000 AND MARCH 31, 1999

SALES. Sales for the first quarter of 2000 were $55.8 million compared to $58.0 million for the first quarter of 1999, a decrease of $2.2 million. Nabi continued to pursue its strategy of shifting the mix of revenues from low-margin non-specific antibody products to higher margin pharmaceutical and specialty antibody products. Pharmaceutical product sales increased in the first quarter of 2000 by approximately 41% from the 1999 first quarter. Sales of Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)] were higher based on a full quarter of sales in 2000, as compared to 1999 revenues which followed the late March approval of the product by the FDA. In addition, sales of WinRho SDF(R) [Rho(D) Immune Globulin Intravenous (Human)] were higher in the first quarter of 2000 as compared to the first quarter of 1999 due to increased distributor demand. Pharmaceutical sales in 2000 also reflected sales of Aloprim(TM) [(Allopurinol sodium) for injection] which was launched in June 1999.

Total antibody sales decreased by 15% from the comparable quarter in 1999. While sales of specialty antibodies remained essentially flat, non-specific antibody sales decreased 21%, reflecting lower production volumes, due primarily to the sale of six of the Company's U.S. collection centers in April 1999 and the transfer of its German antibody collection operations to a third party in the fourth quarter of 1999. In addition, the Company continued to face industry-wide production challenges which led to a decline in antibody collections on a same store basis.

GROSS PROFIT MARGIN. Gross profit and related margin for the first quarter of 2000 was $17.4 million, or 31.1% of sales, compared to $12.8 million, or 22% of sales, in the first quarter of 1999. Substantially all of the increase in gross profit and related margin reflects the Company's success in shifting the sales mix toward higher-margin pharmaceutical products. The Company also benefited from a non performance penalty arising from contractual production and delivery shortfalls by the supplier of Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated].

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.4 million, or 15.1% of sales, for the first quarter of 2000 compared to $6.5 million, or 11.2% of sales, in the first quarter of 1999. The increase is primarily attributable to higher advertising, marketing and sales force expenses associated with increasing pharmaceutical product sales.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $4.0 million, or 7.2% of sales, for the first quarter of 2000 compared to $3.2 million, or 5.5% of sales, in the first quarter of 1999. The increase is primarily due to additional expenditures associated with the development of Hepatitis B immune globulin (Human) for post-exposure prophylaxis of hepatitis B virus ("HBV") and in preventing the reinfection of transplanted livers in HBV positive patients. Overall, research and development expense in the first quarter of 2000 reflected continued support for Nabi(R) StaphVAX(R) (STAPHYLOCOCCUS AUREUS Type 5 and Type 8 Capsular Polysaccharide Conjugate Vaccine) pivotal Phase III clinical trial. The Company has recently completed data collection for the trial and is in the process of compiling the results which are anticipated to be announced around the end of the third quarter of 2000.

ROYALTY EXPENSE. Royalty expense is directly related to pharmaceutical sales. The Company incurred $2.9 million of royalty expense, or 18% of pharmaceutical sales, in the first quarter of 2000, compared to $2.2 million, or 18.9% of pharmaceutical sales, in the first quarter of 1999. Royalty expense decreased as a percentage of pharmaceutical sales due to an agreement in the third quarter of 1999 limiting the amount of royalties to be paid on sales of Nabi-HB in 1999 and 2000.

INTEREST EXPENSE. Interest expense for the first quarter of 2000 was $1.0 million, or 1.8% of sales, compared to $1.3 million, or 2.2% of sales, in the first quarter of 1999. The decrease is primarily attributable to higher amounts of interest capitalized during the first quarter of 2000. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $1.3 million and $1.1 million for the quarters ending April 1, 2000 and March 31, 1999, respectively.

OTHER FACTORS. Provision for income taxes was $22,000 for 2000 compared to a benefit of $382,000 in 1999. The 3.1% effective tax rate in the first quarter of 2000 differs from the statutory rate of 35% due to Nabi's expectation of realizing a current year benefit from the use of a portion of its net operating loss carryforwards from prior years.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2000, Nabi's credit agreement provided for a revolving credit facility of up to $45 million subject to certain borrowing base restrictions, and a $5 million term loan. The credit agreement matures in September 2002. Borrowings under the agreement totaled $32.2 million at April 1, 2000 as compared to $32.5 million at December 31, 1999, and additional availability was approximately $7.4 million at April 1, 2000. The credit agreement is secured by substantially all of Nabi's assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of April 1, 2000, Nabi's current assets exceeded current liabilities by $37.9 million as compared to a net working capital position of $36 million at December 31, 1999. Cash and cash equivalents at April 1, 2000 were $2.9 million compared to $0.8 million at December 31, 1999. Cash provided from operations was $3.3 million, reflecting reductions in accounts receivable, inventory and other current assets, offset by a reduction of accounts payables and accrued liabilities. In addition, the Company realized $3.1 million of proceeds from the exercise of stock options. The primary uses of cash during the three months ended April 1, 2000 were capital expenditures, principally associated with the Company's manufacturing facility in Boca Raton, Florida, and a $0.3 million reduction of borrowings under the revolving credit agreement.

Projected capital expenditures for the remainder of 2000 include costs associated with the Boca Raton manufacturing facility, including capitalized interest, the validation of a Nabi StaphVAX manufacturing capability through a third-party contract-manufacturer or partner, the development of information systems and related expenditures, and antibody collection center renovations. Nabi believes that cash flow from operations and its available bank credit facilities will be sufficient to meet its anticipated cash requirements for the remainder of 2000. The Company is also in the process of seeking additional cash to fund the development of its pharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities and equity placements.

YEAR 2000

Prior to December 31, 1999, Nabi completed its Year 2000 readiness efforts for business critical processes including the Desktop Computer Installation and Donor Management System (DMS) implementation referenced in the Company's Form 10-K, filed in March 2000. The total project cost to achieve Year 2000 readiness is estimated at $3 million dollars, including expense and capital expenditures, not all of which were incremental to the Company's operations. These expenditures were primarily incurred during 1998 and 1999, however, some cost has been expended in 2000. These costs have been funded by a combination of operating cash flows, bank credit facilities, and operating lease agreements. Year 2000 related expenditures were approximately $124,000 in the first quarter of 2000.

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

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements, which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in Nabi's Annual Report on Form 10-K for the year ended December 31, 1999 concerning certain factors that could cause Nabi's actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Nabi is a party to litigation in the ordinary course of business. In addition, Nabi is a co-defendant with various other parties in one suit filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. The claims made against Nabi are based on negligence and strict liability. Several similar suits previously pending against Nabi, including a purported class action, have been dismissed. Nabi does not believe that any such litigation will have a material adverse effect on its business, financial position or results of operations.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

None

Exhibit 27        Financial Data Schedule (for SEC use only)

NABI
-------------------------------------------------------------------------------
                                                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     NABI



Date: May 10, 2000            By: /s/ Thomas H. McLain
                                  ---------------------------------------------
                                  Thomas H. McLain
                                  Senior Vice President, Corporate Services and Chief Financial Officer