Form 10-Q
period 2000-07-01
NABI /DE/
filed 2000-08-01
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM  ___________ TO ___________ .

                           COMMISSION FILE #0-4829-03

                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                       59-1212264
---------------------------------------------                       ------------------------------------
(State or other jurisdiction of incorporation                       (I.R.S. Employer Identification No.)
             or organization)

5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL                               33487
---------------------------------------------                       ------------------------------------
     (Address of principal executive offices)                                   (Zip Code)



(Registrant's telephone number, including area code):          (561) 989-5800
                                                              -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of registrant's common stock at July 27, 2000 was 37,672,227 shares.

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

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

     Consolidated Balance Sheets, July 1, 2000 and December 31, 1999...........................................3

     Consolidated Statements of Operations for the three-month and six-month periods ended

          July 1, 2000 and June 30, 1999.......................................................................4

     Consolidated Statements of Cash Flows for the six-month periods ended

          July 1, 2000 and June 30, 1999.......................................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS...................................................................................10

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................14
     ITEM 2.  CHANGES IN SECURITIES...........................................................................14
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................15
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................15

     Exhibit 27 - Financial Data Schedule (for S.E.C. use only)...............................................17

NABI
PART I     FINANCIAL INFORMATION
ITEM 1     FINANCIAL STATEMENTS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  CONSOLIDATED BALANCE SHEETS


                                                                                        (UNAUDITED)
                                                                                          JULY 1,               DECEMBER 31,
                                                                                    ------------------------------------------
IN THOUSANDS                                                                               2000                    1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                                                $         1,586            $          806
           Trade accounts receivable, net                                                    32,109                    34,019
           Inventories, net                                                                  33,425                    35,932
           Prepaid expenses and other assets                                                  6,887                     8,149
                                                                                    ----------------           ---------------
                       TOTAL CURRENT ASSETS                                                  74,007                    78,906

PROPERTY AND EQUIPMENT, NET                                                                 114,810                   109,138

OTHER ASSETS:
           Goodwill, net                                                                     12,873                    13,236
           Intangible assets, net                                                             5,631                     6,028
           Other, net                                                                         7,097                     7,256
                                                                                    ----------------           ---------------
TOTAL ASSETS                                                                        $       214,418            $      214,564
                                                                                    ================           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Trade accounts payable                                                   $        13,701            $       16,025
           Accrued expenses                                                                  19,856                    26,178
           Notes payable                                                                      1,000                       704
                                                                                    ----------------           ---------------
                       TOTAL CURRENT LIABILITIES                                             34,557                    42,907

NOTES PAYABLE                                                                               113,574                   112,294
OTHER                                                                                         1,315                     1,186
                                                                                    ----------------           ---------------
TOTAL LIABILITIES                                                                           149,446                   156,387
                                                                                    ----------------           ---------------

STOCKHOLDERS' EQUITY:
           Convertible preferred stock, par value $.10 per share:
             5,000 shares authorized; no shares outstanding
           Common stock, par value $.10 per share: 75,000 shares authorized;
              35,989 and 34,961 shares issued and outstanding, respectively                   3,599                     3,496
           Capital in excess of par value                                                   142,799                   138,071
           Accumulated deficit                                                              (81,426)                  (83,390)
                                                                                    ----------------           ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                   64,972                    58,177
                                                                                    ----------------           ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       214,418            $      214,564
                                                                                    ================           ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


NABI
----------------------------------------------------------------------------------------------------------------------------
                                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                (UNAUDITED)                             (UNAUDITED)
                                                            THREE MONTHS ENDED,                      SIX MONTHS ENDED,
                                                       ----------------------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA            JULY 1, 2000     JUNE 30, 1999        JULY 1, 2000     JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
    SALES                                               $  57,581          $  62,198          $ 113,421          $ 120,221

Costs and expenses:
    Costs of products sold                                 39,888             42,669             78,350             87,898
    Selling, general and administrative expense             8,687              8,513             17,121             14,996
    Research and development expense                        3,781              3,868              7,777              7,061
    Royalty expense                                         2,809              3,914              5,730              6,091
    Other operating expense, principally
       freight and amortization                               457                487                957                978
                                                        ---------          ---------          ---------          ---------
Operating income                                            1,959              2,747              3,486              3,197

Interest income                                                10                 54                136                 60
Interest expense                                             (980)              (980)            (2,005)            (2,291)
Other, net                                                      3                (13)                74                (54)
                                                        ---------          ---------          ---------          ---------
Income before provision for income taxes
    and extraordinary gain                                    992              1,808              1,691                912

Provision for income taxes                                    (45)              (756)               (67)              (374)
                                                        ---------          ---------          ---------          ---------

Income before extraordinary gain                              947              1,052              1,624                538

Extraordinary gain, net of income taxes of $13                340                 --                340                 --
                                                        ---------          ---------          ---------          ---------
Net income                                              $   1,287          $   1,052          $   1,964          $     538
                                                        =========          =========          =========          =========

Basic earnings per share:
       Income before extraordinary gain                 $    0.03          $    0.03          $    0.05          $    0.02
       Extraordinary gain                                    0.01                 --               0.01                 --
                                                        ---------          ---------          ---------          ---------
       Net income                                       $    0.04          $    0.03          $    0.06          $    0.02
                                                        =========          =========          =========          =========

Diluted earnings per share:
       Income before extraordinary gain                 $    0.03          $    0.03          $    0.04          $    0.02
       Extraordinary gain                                    0.01                 --               0.01                 --
                                                        ---------          ---------          ---------          ---------
       Net income                                       $    0.04          $    0.03          $    0.05          $    0.02
                                                        =========          =========          =========          =========

Basic weighted average shares outstanding                  35,761             34,926             35,573             34,916
                                                        =========          =========          =========          =========
Diluted weighted average shares outstanding                36,735             35,242             36,781             35,159
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



                                                                                             (UNAUDITED)
                                                                                          SIX MONTHS ENDED,
                                                                                 -------------------------------------
DOLLARS IN THOUSANDS                                                               JULY 1, 2000      JUNE 30, 1999
----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income                                                                         $  1,964          $    538
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                      5,036             5,272
     Provision for doubtful accounts                                                      (28)              (10)
     Provision for slow moving or obsolete inventory                                      717             1,162
     Deferred income taxes                                                                 --               374
     Extraordinary gain, net                                                             (340)               --
     Other                                                                                 14                65

  Change in assets and liabilities:
     Decrease in trade accounts receivable                                              1,765             8,128
     Decrease in inventories                                                            1,790             4,072
     Decrease in prepaid expenses and other assets                                      1,262               341
     Increase in other assets                                                             (87)             (242)
     Decrease in accounts payable and accrued liabilities                              (8,386)           (2,846)
                                                                                     --------          --------
     Total adjustments                                                                  1,743            16,316
                                                                                     --------          --------
Net cash provided by operating activities                                               3,707            16,854
                                                                                     --------          --------

Cash flow from investing activities:
     Proceeds from sale of antibody centers                                                --             2,518
     Capital expenditures                                                              (9,667)           (9,804)
                                                                                     --------          --------
Net cash used by investing activities                                                  (9,667)           (7,286)
                                                                                     --------          --------
Cash flow from financing activities:
     Borrowings (repayments) under line of credit, net                                  3,780            (9,690)
     Repayments of term debt                                                             (167)               --
     Other debt                                                                           (39)              198
     Proceeds from the exercise of stock options                                        3,166                20
                                                                                     --------          --------
Net cash provided (used) by financing activities                                        6,740            (9,472)
                                                                                     --------          --------
Net increase in cash and cash equivalents                                                 780                96
Cash and cash equivalents at beginning of period                                          806             1,016
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $  1,586          $  1,112
                                                                                     ========          ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                        $  4,231          $  4,211
                                                                                     ========          ========
Income taxes refunded                                                                ($    43)         ($   111)
                                                                                     ========          ========
Non-cash extinguishment of convertible subordinated
     debentures in exchange for common stock                                         $  2,000                --
                                                                                     ========          ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
------------------------------------------------------------------------------
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                   (UNAUDITED)


NOTE 1. GENERAL

We are nearing completion of a multi-year transition from being a leading provider of antibody products to other pharmaceutical manufacturers to becoming a fully integrated biopharmaceutical company, developing, manufacturing and marketing our own products for the prevention and treatment of infectious diseases and immunological disorders. We have a portfolio of marketed products and significant research and development capabilities that are focused on the development and commercialization of products that prevent and treat infectious and autoimmune diseases. We currently have several clinical trials underway in these areas and have four marketed pharmaceutical products.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during the consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Annual Report to Stockholders for the year ended December 31, 1999.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position at July 1, 2000 and the consolidated results of its operations for the three and six month periods ended July 1, 2000 and June 30, 1999. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2. INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                          JULY 1,             DECEMBER 31,
DOLLARS IN THOUSANDS                       2000                   1999
-------------------------------------------------------------------------------
Finished goods, net                        $30,049                $32,779
Work in process, net                         1,088                    451
Raw materials, net                           2,288                  2,702
                                           -------                -------
         TOTAL                             $33,425                $35,932
                                           =======                =======

NOTE 3. NON-RECURRING CHARGES

During the fourth quarter of 1998, we recorded a non-recurring charge that included $13.2 million related to a strategic plan to sell or close certain antibody collection centers and actions to reduce pre-clinical product development activities at our Rockville, Maryland facility. During 1999, we reduced staff levels at our Rockville facility, closed or sold seven U.S. antibody collection centers out of the eight centers specified in the original plan, and transferred our four German antibody collection centers and related operations to a third party.

As of July 1, 2000, $3 million of the remaining restructuring accrual primarily relates to non-cancelable lease obligations associated with the Rockville facility and $0.9 million associated with unpaid severance benefits and other costs related to disposition of the remaining antibody collection center. Resolution of the contemplated actions relating to the remaining antibody collection center is expected to be completed by the end of the third quarter of 2000.

A summary of our restructuring activity for the first six months of 2000 and 1999 is presented below:

DOLLARS IN THOUSANDS
----------------------------------------------------------------------------
Balance at December 31, 1999                                     $4,083
Activity during 2000:
   Termination benefit payments                                     (57)
   Other                                                           (159)
                                                                -------
BALANCE AT JULY 1, 2000                                          $3,867
                                                                =======



DOLLARS IN THOUSANDS
----------------------------------------------------------------------------
Balance at December 31, 1998                                    $13,214
Activity during 1999:
   Termination benefit payments                                    (585)
   Non-cash write-downs of fixed and intangible assets           (4,295)
   Non-cancelable lease obligation payments
      and other cash outflows                                      (145)
                                                                -------
BALANCE AT JUNE 30, 1999                                         $8,189
                                                                =======


NOTE 4. EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share for the three and six-month periods ended July 1, 2000 and June 30, 1999:


                                         THREE MONTHS ENDED,                                      SIX MONTHS ENDED,
-----------------------------------------------------------------------------------------------------------------------------------
                                                 EFFECT OF                                               EFFECT OF
                                                  DILUTIVE                                                DILUTIVE
                                                 SECURITIES;                                             SECURITIES;
(IN THOUSANDS,                                     STOCK                                                   STOCK
EXCEPT PER SHARE DATA)      BASIC EPS             OPTIONS        DILUTED EPS         BASIC EPS            OPTIONS     DILUTED EPS
-----------------------------------------------------------------------------------------------------------------------------------
July 1, 2000
Net income (loss)            $ 1,287                 --            $ 1,287            $ 1,964                 --            $ 1,964
Shares                        35,761                974             36,735             35,573              1,208             36,781
Per share                    $  0.04                 --            $  0.04            $  0.06                 --            $  0.05
                             -------               ----            -------            -------            -------            -------
June 30, 1999
Net income (loss)            $ 1,052                 --            $ 1,052            $   538                 --            $   538
Shares                        34,926                316             35,242             34,916                243             35,159
Per share                    $  0.03                 --            $  0.03            $  0.02                 --            $  0.02
                             =======               ====            =======            =======            =======            =======


NOTE 5. COMPREHENSIVE INCOME


The components of comprehensive income for the three and six months ended July 1, 2000 and June 30, 1999 are as follows:

                                                THREE MONTHS ENDED,                    SIX MONTHS ENDED,
------------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                      JULY 1, 2000      JUNE 30, 1999       JULY 1, 2000      JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------
Net income                                    $1,287            $1,052              $1,964              $ 538
Foreign currency translation
  loss                                            --              (155)                 --               (297)
                                              ------            ------              ------              -----
COMPREHENSIVE INCOME                          $1,287            $  897              $1,964              $ 241
                                              ======            ======              ======              =====



NOTE 6. INDUSTRY SEGMENT INFORMATION

The following table presents information related to our two operating business segments for the three and six-month periods ended July 1, 2000 and June 30, 1999:

                                              THREE MONTHS ENDED,                   SIX MONTHS ENDED,
--------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                    JULY 1, 2000      JUNE 30, 1999       JULY 1, 2000     JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------
Sales
     Antibody products                      $39,800           $43,988              $79,419          $90,469
     Pharmaceutical products                 17,781            18,210               34,002           29,752
                                            -------           -------             --------         --------
         TOTAL                              $57,581           $62,198             $113,421         $120,221
                                            =======           =======             ========         ========
Operating income (loss)
     Antibody products                      $(1,869)           $1,504              $(2,267)          $2,220
     Pharmaceutical products                  3,828             1,243                5,753              977
                                            -------           -------             --------         --------
         TOTAL                               $1,959            $2,747               $3,486           $3,197
                                            =======           =======             ========         ========


The following summary reconciles reportable segment operating profit to income before provision for income taxes and extraordinary gain:



                                              THREE MONTHS ENDED,                   SIX MONTHS ENDED,
--------------------------------------------------------------------------------------------------------------
DOLLARS IN THOUSANDS                    JULY 1, 2000      JUNE 30, 1999       JULY 1, 2000     JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES AND
  EXTRAORDINARY GAIN:
  Reportable segment
    operating income                       $1,959            $2,747              $ 3,486          $ 3,197
  Unallocated interest expense               (980)             (980)              (2,005)          (2,291)
  Unallocated other income
    and expense, net                           13                41                  210                6
                                           ------            ------              -------          -------
  Consolidated income before
    provision for income taxes
    and extraordinary gain                 $  992            $1,808              $ 1,691          $   912
                                           ======            ======              =======          =======



NOTE 7. NOTES PAYABLE


During January 1996, we issued $80.5 million of 6.5% Convertible Subordinated Notes due February 1, 2003 (the "Notes") in a private placement. The Notes are convertible into common stock at a conversion price of $14 per share at any time and may be redeemed for cash at our option without premium. During June 2000, we accepted an offer and agreed to exchange an aggregate of 241,795 shares of our common stock for $2 million of the Notes which were subsequently extinguished, resulting in an extraordinary gain of $0.3 million, net of taxes, which is included in the results for the second quarter and six-month period ended July 1, 2000.


NOTE 8. SUBSEQUENT EVENT

On July 11, 2000, we completed a private placement of 1,666,667 shares of common stock to a group of institutional investors and realized net proceeds of approximately $9.3 million. Proceeds from the equity private placement were used to reduce borrowings and increase availability under our existing bank line of credit. In connection with the offering, we issued five-year warrants to purchase 133,333 shares of common stock at an exercise price of $7.50 per share to the placement agent.


NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101. SAB 101 summarizes certain of the SEC's views in applying general accepted accounting principles to certain revenue transactions in financial statements. Implementation of the SAB is required in the fourth quarter of 2000. We are currently assessing the impact, if any, and do not currently anticipate that SAB 101 will have a material effect on our financial position and results of operations.


NOTE 10. RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1999 period have been reclassified for comparative purposes.

ITEM 2
------------------------------------------------------------------------------
                                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six-month periods ended July 1, 2000 and June 30, 1999. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of sales:


                                                            THREE MONTHS ENDED,                  SIX MONTHS ENDED,
------------------------------------------------------------------------------------------------------------------------
                                                       JULY 1, 2000     JUNE 30, 1999      JULY 1, 2000   JUNE 30, 1999
------------------------------------------------------------------------------------------------------------------------
Sales                                                     100.0 %          100.0 %             100.0 %          100.0 %
Costs of products sold                                     69.3 %           68.6 %              69.1 %           73.1 %
                                                       -----------      -----------         -----------      -----------

Gross profit margin                                        30.7 %           31.4 %              30.9 %           26.9 %
Selling, general and administrative expense                15.1 %           13.7 %              15.1 %           12.5 %
Research and development expense                            6.5 %            6.2 %               6.9 %            5.9 %
Royalty expense                                             4.9 %            6.3 %               5.0 %            5.1 %
Other operating expense, principally
   freight and amortization                                 0.8 %            0.8 %               0.8 %            0.7 %
                                                       -----------      -----------         -----------      -----------
Operating income                                            3.4 %            4.4 %               3.1 %            2.7 %

Interest income                                             0.0 %            0.1 %               0.0 %            0.0 %
Interest expense                                           (1.7)%           (1.6)%              (1.8)%           (1.9)%
Other, net                                                  0.0 %           (0.0)%               0.2 %           (0.0)%
                                                       -----------      -----------         -----------      -----------

Income before provision for income taxes
    and extraordinary gain                                  1.7 %            2.9 %               1.5 %            0.8 %

Provision for income taxes                                 (0.1)%           (1.2)%              (0.1)%           (0.3)%
                                                       -----------      -----------         -----------      -----------

Income before extraordinary gain                            1.6 %            1.7 %               1.4 %            0.5 %

Extraordinary gain, net                                     0.6 %             -- %               0.3 %             -- %
                                                       -----------      -----------         -----------      -----------
Net income                                                  2.2 %            1.7 %               1.7 %            0.5 %
                                                       ===========      ===========         ===========      ===========



Information concerning sales by operating segments for the respective periods, is set forth in the following table:



                                                                             THREE MONTHS ENDED,
---------------------------------------------------------------------------------------------------------------------
SEGMENT                                                         JULY 1, 2000                   JUNE 30, 1999
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical products                                      $17,781       30.9%            $18,210        29.3%
Antibody products:
         - Non-specific antibodies                            24,180       42.0              29,868        48.0
         - Specialty antibodies                               15,620       27.1              14,120        22.7
                                                             -------      -----             -------       -----
                                                              39,800       69.1              43,988        70.7
                                                             -------      -----             -------       -----
         TOTAL                                               $57,581      100.0%            $62,198       100.0%
                                                             =======      =====             =======       =====



                                                                              SIX MONTHS ENDED,
---------------------------------------------------------------------------------------------------------------------
SEGMENT                                                         JULY 1, 2000                   JUNE 30, 1999
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical products                                      $34,002       30.0%            $29,752        24.8%
Antibody products:
         - Non-specific antibodies                            49,590       43.7              61,962        51.5
         - Specialty antibodies                               29,829       26.3              28,507        23.7
                                                            --------      -----            --------       -----
                                                              79,419       70.0              90,469        75.2
                                                            --------      -----            --------       -----
         TOTAL                                              $113,421      100.0%           $120,221       100.0%
                                                            ========      =====            ========       =====




THREE MONTHS ENDED JULY 1, 2000 AND JUNE 30, 1999

OVERVIEW. Our business strategy is to shift the mix of Nabi's sales from low-margin non-specific antibody products to higher margin specialty antibody and pharmaceutical products. Earnings from operations will be used to support our investment in the development of our product pipeline and manufacturing capacity.

SALES. Revenues from pharmaceutical products during the second quarter of 2000 were led by Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], which increased more than 40% from the second quarter of 1999, while total pharmaceutical revenues were essentially unchanged from the comparable prior year period. In the second quarter of 1999, pharmaceutical revenues benefited from the initial launch of Aloprim(TM) [Allopurinol Sodium for Injection]. Sales of WinRho SDF(R) [Rho(D) Immune Globulin (Human)] in the second quarter of 2000 were lower than the comparable period in 1999 based on ordering patterns from distributors and wholesalers.

Total revenues for the second quarter of 2000 were 7% below 1999, primarily due to a decrease in non-specific antibody product sales. This decrease was the result of our strategic decision to exit unprofitable operations through the sale, transfer or closure of 11 antibody collection centers in the U.S. and Germany during 1999, and our continuing emphasis on increasing production of higher margin specialty antibody products in 2000. The decrease in sales of non-specific antibodies was partially offset by increased specialty antibodies revenues in the second quarter of 2000. The overall increase in specialty antibody revenues in the second quarter of 2000 reflected higher sales of anti-rabies, anti-D and anti-CMV antibody products, and increased revenues from laboratory testing services, partially offset by a decrease in anti-Hbs sales.

GROSS PROFIT MARGIN. Gross profit and related margin for the second quarter of 2000 was $17.7 million, or 31% of sales, compared to $19.5 million, or 31% of sales in the second quarter of 1999. The decrease was primarily due to lower margins from antibody product sales, reflecting higher costs for antibody production, including costs to attract and retain donors and one-time costs for the implementation of a new donor management system. In addition, antibody margins were adversely affected by a decrease in high-margin anti-Hbs sales in 2000. The decrease in antibody margins was partially offset by increased margins from pharmaceutical revenues, including a benefit from a non-performance penalty payment due as a result of contractual delivery shortfalls by the supplier of Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated].

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.7 million, or 15% of sales, for the second quarter of 2000 compared to $8.5 million, or 14% of sales, in the second quarter of 1999. The slight increase on a net basis is being driven by a 17% increase in advertising, marketing and expansion of our pharmaceutical sales force in order to support our continued growth in the pharmaceutical business for the remainder of 2000.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.8 million, or 7% of revenues in the second quarter of 2000 as compared to $3.9 million, or 6% of revenues, in the second quarter of 1999. Overall, research and development expense in the second quarter of 2000 reflected continued support for the Nabi(R)StaphVAX(R) (Staphylococcus aureus Type 5 and Type 8 Capsular Polysaccharide Conjugate Vaccine) pivotal Phase III clinical trial. Data collection was completed for the trial in the second quarter of 2000 and we are in the process of compiling the results which are anticipated to be announced around the end of the third quarter of 2000.

ROYALTY EXPENSE. Royalty expense was $2.8 million, or 16% of pharmaceutical sales, in the second quarter of 2000, compared to $3.9 million, or 21% of pharmaceutical sales, in the second quarter of 1999, reflecting the impact of the higher mix of Nabi-HB sales in the second quarter of 2000. Royalties to be paid on Nabi-HB in 2000 were capped under an agreement completed in the third quarter of 1999.

INTEREST EXPENSE. Interest expense was $1 million, or 2% of revenues for the second quarter of 2000 and 1999. Although average bank borrowings were higher during the second quarter of 2000, interest expense did not increase because of the higher amounts of interest capitalized in the period. Capitalized interest relating primarily to construction of our biopharmaceutical facility in Boca Raton, Florida was approximately $1.4 million and $1.2 million for the quarters ending July 1, 2000 and June 30, 1999, respectively.

OTHER FACTORS. Provision for income taxes was $45,000, recorded at an effective rate of 5%, in the second quarter of 2000 compared to $756,000, or an effective rate of 42%, in the second quarter of 1999. The 5% effective tax rate in the second quarter of 2000 differs from the statutory rate of 35% due to our expectation of realizing a current year benefit from the use of a portion of our net operating loss carryforwards from prior years.

EXTRAORDINARY GAIN. During the second quarter of 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2 million of our 6.5% Convertible Subordinated Notes due 2003. The subsequent extinguishment of the Notes resulted in an extraordinary gain of $0.3 million, net of taxes, that is included in the results for the second quarter ended July 1, 2000.


SIX MONTHS ENDED JULY 1, 2000 AND JUNE 30, 1999

SALES. Pharmaceutical product revenues increased in the six months of 2000 by approximately 14% from the comparable 1999 period. Revenues of Nabi-HB were higher based on a full six months of revenues in 2000, as compared to 1999 revenues which followed approval of the product by the FDA in late March, 1999. In addition, sales of WinRho SDF were higher in 2000 as compared to 1999 due to increased distributor demand. Sales of Aloprim in the first half of 1999 had benefited from the initial launch of the product in June 1999.

Overall revenues for the first half of 2000 decreased 6% from the same period in 1999, primarily due to the decrease in non-specific antibody sales. This decrease was the result of our strategic decision to exit unprofitable operations through the sale, transfer or closure of 11 antibody collection centers in the U.S. and Germany during 1999, and our continuing emphasis on increasing production of higher margin specialty antibody products in 2000. The decrease in sales of non-specific antibodies was partially offset by increased specialty antibodies revenues in the first half of 2000. The overall increase in specialty antibodies revenues in the first half of 2000 reflected increased revenues from laboratory testing services, and higher sales of anti-CMV and rabies antibody products, partially offset by a decrease in anti-Hbs antibody sales.

GROSS PROFIT MARGIN. Gross profit and related margin for the first half of 2000 was $35.1 million, or 31% of sales, compared to $32.3 million, or 27% of sales, in the first half of 1999. The increase reflects the benefit from non-performance penalty payments due as a result of contractual delivery shortfalls by the supplier of Autoplex T during the first six months of 2000 and our success in shifting the sales mix toward higher-margin pharmaceutical products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $17.1 million, or 15% of sales, for the first half of 2000 compared to $15 million, or 13% of sales, in the first half of 1999. The increase is primarily attributable to higher advertising, marketing and sales force expenses associated with increasing pharmaceutical product sales.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $7.8 million, or 7% of sales, for the first half of 2000, compared to $7.1 million, or 6% of sales, in the first half of 1999. The increase is primarily due to additional expenditures associated with the development and Phase IV clinical trials of Hepatitis B immune globulin (Human) for post-exposure prophylaxis of hepatitis B virus ("HBV") and the advancement of clinical trials to prevent the reinfection of transplanted livers in HBV positive patients. In addition, we incurred increased costs related to the ongoing Phase IV clinical trials for WinRho SDF during the six months of 2000. Overall, research and development expense in 2000 reflected continued support for Nabi StaphVAX pivotal Phase III clinical trial. Data collection was completed for the trial in the second quarter of 2000 and we are in the process of compiling the results which are anticipated to be announced around the end of the third quarter of 2000.

ROYALTY EXPENSE. Royalty expense for the first half of 2000 was $5.7 million, or 17% of pharmaceutical sales, compared to $6.1 million, or 21% of pharmaceutical sales, in the first half of 1999. Royalty expense decreased due to an agreement in the third quarter of 1999 limiting the amount of royalties to be paid on sales of Nabi-HB.

INTEREST EXPENSE. Interest expense for the first half of 2000 was $2.0 million, or 2% of sales, compared to $2.3 million, or 2% of sales, in the first half of 1999. The decrease is primarily attributable to higher amounts of interest capitalized during 2000. Capitalized interest relating primarily to construction of Nabi's biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $2.7 million and $2.3 million for the six months ending July 1, 2000 and June 30, 1999, respectively.

OTHER FACTORS. Provision for income taxes was $67,000 or an effective rate of 4%, in the first half of 2000 compared to $374,000, or an effective rate of 41%, in the first half of 1999. The 4% effective tax rate in the first half of 2000 differs from the statutory rate of 35% due to our expectation of realizing a current year benefit from the use of a portion of our net operating loss carryforwards from prior years.

EXTRAORDINARY GAIN. During the second quarter of 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2 million of its 6.5% Convertible Subordinated Notes due 2003. The subsequent extinguishment of the Notes resulted in an extraordinary gain of $0.3 million, net of taxes, that is included in the results for the six months ended July 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2000, our credit agreement provided for a revolving credit facility of up to $45 million subject to certain borrowing base restrictions, and a $4.8 million term loan. The credit agreement matures in September 2002. Borrowings under the agreement totaled $36.1 million at July 1, 2000 as compared to $32.5 million at December 31, 1999, and additional availability was approximately $7.8 million at July 1, 2000. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of July 1, 2000, our current assets exceeded current liabilities by $39.5 million as compared to a net working capital position of $36 million at December 31, 1999. Cash and cash equivalents at July 1, 2000 were $1.6 million compared to $0.8 million at December 31, 1999. Cash provided from operations decreased by $13.1 million in the six months of 2000 as compared to 1999. During 1999, we increased cash flow from operations by significantly reducing trade receivables and inventories. In 2000, we continued our focus on reducing our trade receivables and inventories while significantly reducing trade payables and accrued liabilities. In addition, we realized $3.2 million of proceeds from the exercise of stock options. The primary uses of cash during the six months ended July 1, 2000 were capital expenditures and reduction of trade payables and accrued liabilities. Subsequent to the end of the second quarter, we raised $10 million through a private placement of our common stock with a group of institutional investors improving our overall financial position. Proceeds from this equity private placement were used to reduce borrowings and increase availability under our existing bank line of credit.

Projected capital expenditures for the remainder of 2000 include costs associated with the Boca Raton manufacturing facility, including capitalized interest, the development of information systems and related expenditures, and antibody collection center renovations. During the second quarter of 2000, we finalized agreements with Collaborative BioAlliance, Inc. ("CBA") for the contract production and supply of Nabi StaphVAX at CBA's biomanufacturing facility in Rhode Island and began the investment in its development. We believe that cash flow from operations and our available bank credit facilities will be sufficient to meet our anticipated cash requirements for the remainder of 2000. We are also in the process of seeking additional cash to fund the development of our pharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities and equity placements.


FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements which involve risks and uncertainties. Readers should refer to a discussion under "Factors to be Considered" contained in our Annual Report on Form 10-K for the year ended December 31, 1999 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.



PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. In addition, we are a co-defendant with various other parties in one suit filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than Nabi or having familial relations with those so infected. The claims made against us are based on negligence and strict liability. Several similar suits previously pending against us, including a purported class action, have been dismissed. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

During June 2000, we issued 241,795 shares of our common stock in exchange for an aggregate of $2 million of our 6.5% Convertible Subordinated Notes due 2003. These shares were issued in an exempt transaction pursuant to Rule 3(a)(9) of the Securities Act of 1933 relating to an exchange of a security by us with our existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. There was no underwriter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at our annual stockholders' meeting, which was held on May 26, 2000:

a)       Election of the following to the Board of Directors:

                                                        VOTES
-------------------------------------------------------------------------------
                                            FOR                 WITHHELD
-------------------------------------------------------------------------------
David L. Castaldi                        32,393,720              233,247
George W. Ebright                        32,351,133              275,834
David J. Gury                            32,337,018              289,949
Richard A. Harvey, Jr.                   32,391,262              235,705
Linda Jenckes                            32,388,820              238,147
David A. Thompson                        32,393,070              233,897


b)       Approval of the 2000 Equity Incentive Plan:

                                              VOTES
--------------------------------------------------------------------------------------------------
          FOR                  AGAINST                 ABSTAIN               BROKER NON-VOTES
----------------------- --------------------- -------------------------- -------------------------
      14,606,462             1,722,095                  96,291                  16,202,119
----------------------- --------------------- -------------------------- -------------------------


c)       Approval of the 2000 Employee Stock Purchase Plan:


--------------------------------------------------------------------------------------------------
                                              VOTES
----------------------- --------------------- -------------------------- -------------------------
          FOR                  AGAINST                 ABSTAIN               BROKER NON-VOTES
----------------------- --------------------- -------------------------- -------------------------
      15,849,879              486,297                   88,972                  16,202,119
----------------------- --------------------- -------------------------- -------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) None

b) Reports on Form 8-K:

None

NABI
------------------------------------------------------------------------------
                                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NABI

Date: August 1, 2000                  By:      /s/ THOMAS MCLAIN
                                           -----------------------------------
                                           THOMAS H. MCLAIN
                                           Senior Vice President, Corporate
                                               Services and Chief Financial
                                               Officer