Form 10-Q
period 2000-09-30
NABI /DE/
filed 2000-11-02
CIK 72444

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                              OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO             .
                                        ----------    -----------

                           COMMISSION FILE #0-4829-03

                                      NABI
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                       59-1212264
----------------------------------------------             --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)

5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL                33487
----------------------------------------------------       --------------------
     (Address of principal executive offices)                     (Zip Code)



(Registrant's telephone number, including area code):         (561) 989-5800
                                                              -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [ ]

The number of shares outstanding of registrant's common stock as of October 27, 2000 was 37,751,590 shares.

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

     Consolidated Balance Sheets, September 30, 2000 and December 31, 1999.....................................3

     Consolidated Statements of Operations for the three month and nine month periods ended
          September 30, 2000 and September 30, 1999............................................................4

     Consolidated Statements of Cash Flows for the nine month periods ended
          September 30, 2000 and September 30, 1999............................................................5

     Notes to Consolidated Financial Statements................................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS...................................................................................10


PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................................................15

     ITEM 2.  CHANGES IN SECURITIES...........................................................................15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................15



NABI

PART I     Financial Information
Item 1     Financial Statements
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                    SEPTEMBER 30,            DECEMBER 31,
                                                                                 ------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                             2000                     1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
           Cash and cash equivalents                                                    $   1,539             $     806
           Trade accounts receivable, net                                                  31,076                34,019
           Inventories, net                                                                33,030                35,932
           Prepaid expenses and other assets                                                5,521                 8,149
                                                                                        ---------             ---------
                       TOTAL CURRENT ASSETS                                                71,166                78,906

PROPERTY AND EQUIPMENT, NET                                                               117,510               109,138

OTHER ASSETS:
           Goodwill, net                                                                   12,691                13,236
           Intangible assets, net                                                           5,458                 6,028
           Other, net                                                                       6,970                 7,256
                                                                                        ---------             ---------
TOTAL ASSETS                                                                            $ 213,795             $ 214,564
                                                                                        =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Trade accounts payable                                                       $  14,425             $  16,025
           Accrued expenses                                                                14,345                26,178
           Notes payable                                                                    1,000                   704
                                                                                        ---------             ---------
                       TOTAL CURRENT LIABILITIES                                           29,770                42,907

NOTES PAYABLE                                                                             109,578               112,294
OTHER                                                                                         299                 1,186
                                                                                        ---------             ---------
TOTAL LIABILITIES                                                                         139,647               156,387
                                                                                        ---------             ---------

STOCKHOLDERS' EQUITY:
           Convertible preferred stock, par value $.10 per share:
             5,000 shares authorized; no shares outstanding
           Common stock, par value $.10 per share: 75,000 shares authorized;
             37,751 and 34,961 shares issued and outstanding, respectively                  3,775                 3,496
           Capital in excess of par value                                                 152,300               138,071
           Accumulated deficit                                                            (81,927)              (83,390)
                                                                                        ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                                                 74,148                58,177
                                                                                        ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 213,795             $ 214,564
                                                                                        =========             =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (UNAUDITED)                        (UNAUDITED)
                                                          THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                  2000               1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------
SALES                                                   $  49,736          $  54,181          $ 163,157          $ 174,402

COSTS AND EXPENSES:
    Costs of products sold                                 39,401             37,589            117,751            125,487
    Selling, general and administrative expense             8,972              8,859             26,093             23,855
    Research and development expense                        3,685              4,229             11,462             11,290
    Royalty expense                                           873              2,786              6,603              8,877
    Other operating expense, principally
       freight and amortization                               434                446              1,391              1,424
    Non-recurring credit                                   (3,875)            (1,935)            (3,875)            (1,935)
                                                        ---------          ---------          ---------          ---------
OPERATING INCOME                                              246              2,207              3,732              5,404

INTEREST INCOME                                                11                  7                 25                 67
INTEREST EXPENSE                                             (730)            (1,012)            (2,735)            (3,303)
OTHER, NET                                                     (2)               (11)               196                (65)
                                                        ---------          ---------          ---------          ---------

(LOSS) INCOME BEFORE (PROVISION) BENEFIT FOR
    INCOME TAXES AND EXTRAORDINARY GAIN                      (475)             1,191              1,218              2,103

(PROVISION) BENEFIT FOR INCOME TAXES                          (28)               259                (95)              (115)
                                                        ---------          ---------          ---------          ---------

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN                      (503)             1,450              1,123              1,988

EXTRAORDINARY GAIN, NET OF INCOME TAXES OF $13                 --                 --                340                 --
                                                        ---------          ---------          ---------          ---------
NET (LOSS) INCOME                                       $    (503)         $   1,450          $   1,463          $   1,988
                                                        =========          =========          =========          =========

BASIC (LOSS) EARNINGS PER SHARE:
       (LOSS) INCOME BEFORE EXTRAORDINARY GAIN          $   (0.01)         $    0.04          $    0.03          $    0.06
       EXTRAORDINARY GAIN                                      --                 --               0.01                 --
                                                        ---------          ---------          ---------          ---------
       NET (LOSS) INCOME                                $   (0.01)         $    0.04          $    0.04          $    0.06
                                                        =========          =========          =========          =========

DILUTED (LOSS) EARNINGS PER SHARE:
       (LOSS) INCOME BEFORE EXTRAORDINARY GAIN          $   (0.01)         $    0.04          $    0.03          $    0.06
       EXTRAORDINARY GAIN                                      --                 --               0.01                 --
                                                        ---------          ---------          ---------          ---------
       NET (LOSS) INCOME                                $   (0.01)         $    0.04          $    0.04          $    0.06
                                                        =========          =========          =========          =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                  37,489             34,943             36,212             34,925
                                                        =========          =========          =========          =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                37,489             36,631             37,477             35,650
                                                        =========          =========          =========          =========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------------
DOLLARS IN THOUSANDS                                                              2000                    1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                    $  1,463             $  1,988
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                 7,423                7,695
     Provision for doubtful accounts                                                 (13)                 (98)
     Provision for slow moving or obsolete inventory                               1,189                   --
     Extraordinary gain, net                                                        (340)                  --
     Non-recurring credit                                                         (3,875)              (1,935)
     Other                                                                           132                  108

  Change in assets and liabilities:
     Decrease in trade accounts receivable                                         2,782               12,068
     Decrease in inventories                                                       1,713                2,923
     Decrease in prepaid expenses and other assets                                 2,628                  769
     Increase in other assets                                                       (106)                (223)
     (Decrease) increase in accounts payable and accrued liabilities             (10,315)               1,493
                                                                                --------             --------
     Total adjustments                                                             1,218               22,800
                                                                                --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          2,681               24,788
                                                                                --------             --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of antibody centers                                           --                2,518
     Capital expenditures                                                        (14,372)             (15,090)
                                                                                --------             --------
NET CASH USED BY INVESTING ACTIVITIES                                            (14,372)             (12,572)
                                                                                --------             --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowings (repayments) under line of credit, net                                34              (12,785)
     Equity financing                                                              9,262                   --
     Repayments of term debt                                                        (417)                  --
     Other debt                                                                      (38)                  64
     Proceeds from the exercise of stock options                                   3,583                   82
                                                                                --------             --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  12,424              (12,639)
                                                                                --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 733                 (423)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     806                1,016
                                                                                --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,539             $    593
                                                                                ========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:

INTEREST PAID                                                                   $  7,623             $  7,546
                                                                                ========             ========
INCOME TAXES REFUNDED                                                           $     43             $    118
                                                                                ========             ========
NON-CASH EXTINGUISHMENT OF CONVERTIBLE SUBORDINATED
     DEBENTURES IN EXCHANGE FOR COMMON STOCK                                    $  2,000             $     --
                                                                                ========             ========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

NABI
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

NOTE 1. GENERAL

We are nearing completion of a multi-year transition from being a leading provider of antibody products to other pharmaceutical manufacturers to becoming a fully integrated biopharmaceutical company, developing, manufacturing and marketing our own products for the prevention and treatment of infectious diseases and immunological disorders. We have a portfolio of four marketed products.

On September 19, 2000, Nabi announced the preliminary results from the phase III clinical trial for Nabi StaphVAX (Staphylococcus aureus Type 5 and 8 Capsular Polysaccharide ("CPS") Conjugate Vaccine) at the 40th Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in Toronto, Canada. The data from the trial demonstrated almost a 60% reduction in s. aureus bacterimias (bloodstream infections) through ten months. The decrease in bloodstream infections through twelve months did not achieve statistical significance. The protection exhibited for StaphVAX treated patients through ten months has demonstrated that a CPS-conjugated vaccine against s. aureus can provide protection for at-risk patients. Further, the demonstration that StaphVAX-induced antibodies can protect against bloodstream infections has positive implications for the success of our entire Gram-positive program.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during the consolidation. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Nabi's Form 10K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position at September 30, 2000 and the consolidated results of its operations for the three and nine month periods ended September 30, 2000 and September 30, 1999. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2. INVENTORIES

The components of inventories, stated at the lower of cost (FIFO) or market, are as follows:

                                       SEPTEMBER 30,           DECEMBER 31,
DOLLARS IN THOUSANDS                        2000                   1999
-------------------------------------------------------------------------------

Finished goods, net                      $  29,389               $  32,779
Work in process, net                         1,597                     451
Raw materials, net                           2,044                   2,702
                                     -------------------    -------------------
         TOTAL                           $  33,030               $  35,932
                                     ===================    ===================

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

Based on the positive results from the StaphVAX phase III trial and the approval of a plan in the third quarter of 2000 to increase the level of research and development activities in the future at our Rockville, Maryland facility we reversed $3.0 million of the remaining non-recurring charge accrual into income during the current period. This was reported as a non-recurring credit in our income statement.

The balance of the restructuring accrual, after reversal of the $3.0 million previously described, was comprised of anticipated shut-down and severance costs related to the closure of an antibody collection center scheduled for closure in the original plan. However, the center continues in operation and in the third quarter of 2000 we determined that operations would continue at this center for the foreseeable future. Based on this change to the original operating plan, the remaining accrual of $0.9 million was reversed into income during the third quarter of 2000 and reported as a non-recurring credit.

A summary of our restructuring activity for the nine months of 2000 is presented below:

DOLLARS IN THOUSANDS
--------------------------------------------------------------------------------
Balance at December 31, 1999                                    $   4,083
Activity during 2000:
   Termination benefit payments                                      (208)
   Non-recurring credit                                            (3,875)
                                                               -----------
BALANCE AT SEPTEMBER 30, 2000                                   $      --
                                                               ===========

NOTE 4. EARNINGS PER SHARE

The following is reconciliation between basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and September 30, 1999:


                                                     THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------------------------------------
                                                                 EFFECT OF                                  EFFECT OF
                                                                  DILUTIVE                                  DILUTIVE
                                                                 SECURITIES:                               SECURITIES:
                                                                    STOCK                                    STOCK
(IN THOUSANDS, EXCEPT PER SHARE DATA)              BASIC EPS       OPTIONS    DILUTED EPS    BASIC EPS       OPTIONS   DILUTED EPS
-----------------------------------------------------------------------------------------------------------------------------------
2000
Net (loss) income                                   $    (503)      $   --      $   (503)      $  1,463      $    --    $  1,463
Shares                                                 37,489           --        37,489         36,212        1,265      37,477
Per share                                           $   (0.01)      $   --      $  (0.01)      $   0.04      $    --    $   0.04
===================================================================================================================================
1999
Net income                                          $   1,450       $   --      $  1,450       $  1,988      $    --    $  1,988
Shares                                                 34,943        1,688        36,631         34,925          725      35,650
Per share                                           $    0.04       $   --      $   0.04       $   0.06      $    --    $   0.06
===================================================================================================================================


NOTE 5. COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended September 30, 2000 and September 30, 1999 are as follows:

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                        ------------------------------------  ------------------------------------
DOLLARS IN THOUSANDS                          2000              1999                2000               1999
------------------------------------------------------------------------------------------------------------------
Net (loss) income                           $   (503)          $ 1,450             $ 1,461            $ 1,988
Foreign currency translation
 Gain (loss)                                      --                61                  --               (236)
                                        ------------------------------------  ------------------ -----------------
COMPREHENSIVE INCOME                        $   (503)          $ 1,511             $ 1,461            $ 1,752
                                        ====================================  ================== =================


NOTE 6. INDUSTRY SEGMENT INFORMATION

The following table presents information related to our two operating business segments for the three and nine month periods ended September 30, 2000 and September 30, 1999:

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                       ---------------------------------- ------------------------------------
DOLLARS IN THOUSANDS                        2000              1999                2000             1999
------------------------------------------------------------------------- ------------------------------------
Sales
     Pharmaceutical products              $  11,503         $  18,222           $   45,504       $   47,974
     Antibody products                       38,233            35,959              117,653          126,428
                                       ----------------  ----------------    ---------------- ----------------
         TOTAL                            $  49,736         $  54,181           $  163,157       $  174,402
                                       ================  ================    ================ ================
Operating income (loss)
     Pharmaceutical products              $   3,014         $   1,782           $    8,768       $    2,761
     Antibody products                       (2,768)              425               (5,036)           2,643
                                       ----------------  ----------------    ---------------- ----------------
         TOTAL                            $     246         $   2,207           $    3,732       $    5,404
                                       ================  ================    ================ ================

The following table reconciles reportable segment operating profit to income before provision for income taxes and extraordinary gain:

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                       ---------------------------------- ------------------------------------
DOLLARS IN THOUSANDS                        2000              1999                2000             1999
------------------------------------------------------------------------- ------------------------------------
INCOME BEFORE PROVISION
    FOR INCOME TAXES AND
    EXTRAORDINARY GAIN:
  Reportable segment
    operating income                       $    246          $  2,207             $  3,732         $  5,404
  Unallocated interest expense                 (730)           (1,012)              (2,735)          (3,303)
  Unallocated other income
     and expense, net                             9                (4)                 219                2
                                       ----------------  ----------------    ---------------- ----------------
  Consolidated income before
     provision for income taxes
     and extraordinary gain                $   (475)         $  1,191             $  1,216         $  2,103
                                       ================  ================    ================ ================



NOTE 7. EQUITY

During the third quarter of 2000, we completed a private placement of 1,666,667 shares of common stock to a group of private institutional investors and realized approximately $9.3 million, net of issuance costs. Proceeds from the equity placement were used to reduce borrowings and increase availability under our existing line of credit. In connection with the offering, we issued a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $7.50 per share to the placement agent. The estimated fair value of the warrant as of September 30, 2000 was $0.8 million. This fair value was calculated using the Black-Scholes model with the following assumptions: expected term of five years, expected volatility of 103% and expected risk-free interest rate of 6%.

NOTE 8. DEBT

At September 30, 2000, our bank credit agreement provided for a revolving credit of up to $45 million subject to certain borrowing base restrictions and a term loan of $4.6 million. The credit agreement matures in September 2002. Effective October 25, 2000, the bank credit agreement was amended to allow for retroactive application of certain financial covenants to September 30, 2000.

NOTE 9. RECLASSIFICATIONS

Certain items in the consolidated financial statements for the 1999 period have been reclassified for comparative purposes.

ITEM 2
--------------------------------------------------------------------------------
                                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. All dollar amounts are expressed in thousands, except per share amounts.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of sales:

                                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------------------------------------------
                                                                  2000               1999             2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                                              100.0 %            100.0 %          100.0 %          100.0 %
Costs of products sold                                              79.2 %             69.4 %           72.2 %           72.0 %
                                                               ------------       ------------     ------------    -------------
GROSS PROFIT MARGIN                                                 20.8 %             30.6 %           27.8 %           28.0 %
Selling, general and administrative expense                         18.0 %             16.4 %           16.0 %           13.7 %
Research and development expense                                     7.4 %              7.8 %            7.0 %            6.5 %
Royalty expense                                                      1.8 %              5.1 %            4.0 %            5.1 %
Other operating expense, principally
   freight and amortization                                          0.9 %              0.8 %            0.9 %            0.8 %
Non-recurring credit                                                (7.8)%             (3.6)%           (2.4)%           (1.1)%
                                                               ------------       ------------     ------------    -------------
OPERATING INCOME                                                     0.5 %              4.1 %            2.3 %            3.0 %

Interest income                                                      0.0 %              0.0 %            0.0 %            0.0 %
Interest expense                                                    (1.4)%             (1.9)%           (1.6)%           (1.9)%
Other, net                                                           0.0 %              0.0 %            0.1 %            0.0 %
                                                               ------------       ------------     ------------    -------------
(Loss) income before (provision) benefit for
    income taxes and extraordinary gain                             (0.9)%              2.2 %            0.8 %            1.2 %
(Provision) benefit for income taxes                                (0.1)%              0.5 %           (0.1)%           (0.1)%
                                                               ------------       ------------     ------------    -------------
(Loss) income before extraordinary gain                             (1.0)%              2.7 %            0.7 %            1.1 %
Extraordinary gain, net                                              0.0 %              0.0 %            0.2 %            0.0 %
                                                               ------------       ------------     ------------    -------------
NET (LOSS) INCOME                                                   (1.0)%              2.7 %            0.9 %            1.1 %
                                                               ============       ============     ============    =============


Information concerning sales by operating segments for the respective periods, is set forth in the following table:

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
SEGMENT                                                             2000                            1999
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical products                                   $   11,503       23.1%         $   18,222        33.6%
Antibody products:
         - Non-specific antibodies                            25,297       50.9              24,850        45.9
         - Specialty antibodies                               12,936       26.0              11,109        20.5
                                                         ----------------------------   -------------- --------------
         Total antibody products                              38,233       76.9              35,959        66.4
                                                         ----------------------------   -------------- --------------
         TOTAL                                            $   49,736      100.0%         $   54,181       100.0%
                                                         ============================   ============== ==============

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------
SEGMENT                                                             2000                            1999
---------------------------------------------------------------------------------------------------------------------
Pharmaceutical products                                   $   45,504       27.9%         $   47,974        27.5%
Antibody products:
         - Non-specific antibodies                            74,887       45.9              86,812        49.8
         - Specialty antibodies                               42,766       26.2              39,616        22.7
                                                         ----------------------------   -------------- --------------
         Total antibody products                             117,653       72.1             126,428        72.5
                                                         ----------------------------   -------------- --------------
         TOTAL                                            $  163,157      100.0%         $  174,402       100.0%
                                                         ============================   ============== ==============



THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

SALES. Revenues from pharmaceutical products decreased during the third quarter of 2000 by $6.7 million or 37% from the comparable quarter in 1999 primarily due to limited availability of WinRho SDF(R) (RhoD Immune Globulin (Human)). WinRho SDF and Nabi-HB(TM) (Hepatitis B Immune Globulin (Human)) are manufactured for us by Cangene Corporation ("Cangene"). Cangene initiated development of clinical lots of a new product at its manufacturing facility in Canada earlier in 2000. This new product involved changes in production materials that affected the release of WinRho SDF and Nabi-HB in the third quarter. As a result of this issue, the United States Food and Drug Administration ("FDA") required a regulatory submission for release of these products, as well as the agency's release of these products by lot. We were able to resume shipment of lots of Nabi-HB in September with FDA approval and sales of Nabi-HB increased more than 30% from the comparable quarter in 1999. Shipment of WinRho SDF did not resume until October 2000 with FDA approval and this drove the revenue decline in the third quarter of 2000 compared to the comparable quarter of 1999. Sales of Autoplex T (Anti-Inhibitor Coagulant Complex, Heat Treated) were lower in the quarter ending September 30, 2000 compared to 1999 as a result of contractual delivery shortfalls by the supplier of that product. Sales of Aloprim (allopurinol sodium) were also lower in the quarter ending September 30, 2000 compared to 1999.

Total antibody revenues for the third quarter of 2000 were $2.3 million or 6% above 1999 levels. Non-specific antibody product sales increased slightly in the third quarter 2000 compared to the third quarter of 1999. We continued to increase production of higher margin specialty antibody products in 2000. The overall increase in specialty antibody revenues in the third quarter of 2000 reflected higher sales of anti-tetanus, anti-D and anti-CMV antibody products, and increased revenues from laboratory testing services, partially offset by a decrease in anti-Hbs product sales.

GROSS PROFIT MARGIN. Gross profit and related margin for the third quarter of 2000 was $10.3 million, or 21% of sales, compared to $16.6 million, or 31% of sales in the third quarter of 1999. The decrease was primarily due to the adverse effect of reduced sales of WinRho and lower margins from antibody product sales. The lower antibody margins reflect higher costs of production including higher donor fees and increased costs of regulatory compliance. The decrease in gross profit margin was offset by the benefit from a non-performance penalty due to Nabi as a result of contractual delivery shortfalls by the supplier of Autoplex T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $9.0 million or 18% of sales for the third quarter of 2000 compared to $8.9 million, or 16% of sales, in the third quarter of 1999. The slight increase in third quarter 2000 compared to third quarter 1999 primarily reflected increased selling and marketing expenses in anticipation of growth in the pharmaceutical business for the remainder of 2000 and 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.7 million or 7% of revenues in the third quarter of 2000 as compared to $4.2 million or 8% of revenues in the third quarter of 1999. Overall, research and development expense in the third quarter of 2000 reflected continued support for Nabi StaphVAX. The decrease in research and development expense in the third quarter of 2000 compared to the third quarter of 1999 reflects a lower level of clinical trial activity under the pivotal phase III clinical trial for StaphVAX for which the results were announced September 19, 2000.

ROYALTY EXPENSE. Royalty expense was $0.9 million or 8% of pharmaceutical sales, in the third quarter of 2000 compared to $2.8 million or 15% of pharmaceutical sales in the third quarter of 1999 reflecting lower sales of WinRho SDF.

NON-RECURRING CREDIT. During the third quarter of 2000 we reversed restructuring accruals totaling $3.9 million into income that was reported as a non-recurring credit. These accruals were originally recorded in the fourth quarter of 1998 to accrue for future rent costs for facilties impacted by the planned reduction of pre-clinical activities at our research and development faciltiy in Rockville, Maryland and the closure of an antibody collection center. The reversal is primarily based on the positive results from the StaphVAX phase III trial announced on September 19, 2000 and the approval of a plan in the third quarter of 2000 to increase the level of research and development activities in the future at our Rockville, Maryland facility. The result of the reversal is a non-recurring credit in the third quarter of 2000 of $3.0 million. Also, during the third quarter of 2000, we reviewed antibody center operations and amended our plan to close an antibody collection center initially planned for closure. Based on this third quarter 2000 decision, we reversed $0.9 million for accrued antibody collection center closure costs and accrued severance into income as a non-recurring credit.

INTEREST EXPENSE. Interest expense was $0.7 million or 2% of revenues for the third quarter of 2000 compared to $1.0 million or 2% for the third quarter of 1999. Lower average bank borrowings in the third quarter of 2000 combined with higher amounts of interest capitalized in the period, resulted in the decrease in interest expense. Capitalized interest relating to construction of our biopharmaceutical facility in Boca Raton, Florida was approximately $1.5 million and $1.2 million for the quarters ended September 30, 2000 and 1999, respectively.

OTHER FACTORS. The provision for income taxes of $28,000 was recorded at an effective rate of 6%, in the third quarter of 2000 compared to $0.3 million, or an effective rate of 22%, in the third quarter of 1999. The 6% effective tax rate in the third quarter of 2000 differs from the statutory rate of 35% due to our expectation of using a portion of our net operating loss carryforwards from prior years and certain state and local taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

SALES. Pharmaceutical product revenues for the nine months ended September 30, 2000 decreased by approximately 5% from the comparable 1999 period primarily due to limited availability of WinRho SDF. WinRho SDF and Nabi-HB are manufactured for us by Cangene. Cangene initiated development of clinical lots of a new product at its facility in Canada earlier in 2000. This new product involved changes in production materials that affected the release of WinRho SDF and Nabi-HB. As a result, the FDA required a regulatory submission for release of these products, as well as the agency's release of these products by lot. We were able to resume shipment of lots of Nabi-HB in September with FDA approval and sales of Nabi-HB increased 50% from the comparable period in 1999. Shipments of WinRho SDF did not resume until October 2000 with FDA approval and this drove the revenue decline in the nine months ended September 30, 2000 compared to the comparable period of 1999. Sales of Autoplex T were lower in the nine month period ending September 30, 2000 compared to 1999 as a result of contractual delivery shortfalls by the supplier of that product. Sales of Aloprim were also lower in the nine months ended September 30, 2000 compared to the same period in 1999.

Total antibody revenues for the nine months ended September 30, 2000 decreased 6% from the same period in 1999 primarily due to the decrease in non-specific antibody sales. This decrease was the result of our strategic decision to exit unprofitable operations through the sale, transfer or closure of 11 antibody collection centers in the U.S. and Germany during 1999. The decrease in sales of non-specific antibodies was partially offset by increased revenues from laboratory testing services in the first nine months of 2000.

GROSS PROFIT MARGIN. Gross profit and related margin for the nine months ended September 30, 2000 was $45.4 million, or 28% of sales, compared to $48.9 million, or 28% of sales, in the nine months of 1999. The $3.5 million decrease in gross profit was due primarily to the adverse effect of reduced sales of WinRho and lower margins earned from antibody product sales. The lower antibody margins reflect higher costs for production including higher donor fees and increased costs of regulatory compliance. The decrease in gross profit margin was partially offset by the benefit from a non-performance penalty due as a result of contractual delivery shortfalls by the supplier of Autoplex T.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $26.1 million or 16% of sales for the nine months ended September 30, 2000 compared to $23.9 million or 14% of sales in the nine months of 1999. The increase is primarily attributable to higher advertising and sales force expenses in anticipation of growth in the pharmaceutical business for the remainder of 2000 and 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $11.5 million or 7% of sales for the nine months ended September 30, 2000 compared to $11.3 million or 7% of sales, in the nine months of 1999. Research and development expense in the nine months ended September 30, 2000 reflected continued support for StaphVAX.

ROYALTY EXPENSE. Royalty expense for the nine months ended September 30, 2000 was $6.6 million, or 15% of pharmaceutical sales compared to $8.9 million or 19% of pharmaceutical sales, in the nine months of 1999 reflecting lower sales of WinRho SDF, due to limited availability of the product manufactured for us by Cangene, and Aloprim.

NON-RECURRING CREDIT. During the third quarter of 2000, we reversed restructuring accruals totaling $3.9 million into income that was reported as a non-recurring credit. These accruals were originally recorded in the fourth quarter of 1998 to accrue for future rent costs for facilties impacted by the planned reduction of pre-clinical activities at our research and development faciltiy in Rockville, Maryland and the closure of an antibody collection center. The reversal is primarily based on the positive results from the StaphVAX phase III trial announced on September 19, 2000 and the approval of a plan in the third quarter of 2000 to increase the level of research and development activities in the future at our Rockville, Maryland facility. The result of the reversal is a non-recurring credit in the third quarter of 2000 of

$3.0 million. Also, during the third quarter of 2000, we reviewed antibody center operations and amended our plan to close an antibody collection center initially planned for closure. Based on this third quarter 2000 decision, we reversed $0.9 million for accrued antibody collection center closure costs and accrued severance into income as a non-recurring credit.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 was $2.7 million or 2% of sales compared to $3.3 million or 2% of sales in the nine months of 1999. Lower average bank borrowings for the nine months of 2000 combined with higher amounts of interest capitalized in the nine months ended September 30, 2000 resulted in the decrease in interest expense. Capitalized interest relating primarily to construction of our biopharmaceutical facility in Boca Raton, Florida was approximately $4.2 million and $3.5 million for the nine months ended September 30, 2000 and 1999, respectively.

OTHER FACTORS. The provision for income taxes of $0.1 million was recorded at an effective rate of 8% for the nine months ended September 30, 2000 compared to $0.1 million for an effective rate of 6% for the nine months of 1999. The 8% effective tax rate in the nine months of 2000 differs from the statutory rate of 35% due to our expectation of realizing a current year benefit from the use of a portion of our net operating loss carryforwards from prior years.

EXTRAORDINARY GAIN. During the second quarter of 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2.0 million of Nabi's 6.5% Convertible Subordinated Notes due in 2003. The subsequent extinguishment of the Notes resulted in an extraordinary gain of $0.3 million, net of taxes, that is included in the results for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our credit agreement provided for a revolving credit facility of up to $45 million subject to certain borrowing base restrictions, and a $4.6 million term loan. The credit agreement matures in September 2002. Borrowings under the agreement totaled $32.1 million at September 30, 2000 as compared to $32.5 million at December 31, 1999, and additional availability was approximately $6.3 million at September 30, 2000. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends. Effective October 25, 2000 our bank credit agreement was amended to allow for retroactive application of certain financial covenants to September 30, 2000.

As of September 30, 2000, our current assets exceeded current liabilities by $41.4 million as compared to a net working capital position of $36.0 million at December 31, 1999. Cash and cash equivalents at September 30, 2000 were $1.5 million compared to $0.8 million at December 31, 1999. Cash provided by operations decreased by $22.1 million in the first nine months of 2000 as compared to the first nine months of 1999. During 1999, we increased cash flow from operations by significantly reducing trade receivables and inventories. In 2000, we continued to reduce our trade receivables, prepaid assets and inventories while significantly reducing trade payables and accrued liabilities. Also, the reversal of accrued restructuring costs of $3.9 million further reduced our liabilities. During July 2000, we raised $9.3 million, net of issuance costs, through a private placement of our common stock with a group of institutional investors. In addition, in the nine months ended September 30, 2000 we realized $3.6 million of proceeds from the exercise of stock options. The primary uses of cash during the nine months ended September 30, 2000 were capital expenditures and the reduction of trade payables and accrued liabilities.

Projected capital expenditures for the remainder of 2000 include costs associated with the Boca Raton manufacturing facility, including capitalized interest, costs associated with our agreement with Collaborative BioAlliance, Inc. ("CBA") for the contract production and supply of Nabi StaphVAX at CBA'a biomanufacturing facility in Rhode Island, the development of information systems and related expenditures, and antibody collection center renovations. We believe that cash flow from operations and our available bank credit facilities will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We are also in the process of seeking additional cash to fund the development of our pharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities and equity placements.

FACTORS TO BE CONSIDERED

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements. While these statements reflect our best judgement, they are subject to risks and uncertainties. Actual results may differ significantly from the results projected herein due to a number of factors, including, but not limited to, dependence upon third parties to manufacture product, the likelihood that StaphVAX or any other product in the research and development pipeline can receive regulatory approval in the United States or abroad or be successfully developed, manufactured and marketed, the impact on us of current industry supply and demand factors and the supply of and demand for our individual products, additional financing requirements and access to capital, margin pressure on our non-specific antibody product line and future sales growth prospects for our pharmaceutical products. Readers should refer to a discussion under "Factors to be Considered" contained in our Annual Report on Form 10-K for the year ended December 31, 1999. Said discussion is hereby incorporated by reference into this Quarterly Report.

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

ITEM 2. CHANGES IN SECURITIES

On July 10, 2000, we sold 1,666,667 shares of our common stock in connection with a private placement to a group of institutional investors and realized net proceeds of approximately $9.3 million. The proceeds were used to reduce borrowings and increase availability under our existing bank line of credit. In connection with the offering, we issued a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $7.50 per share to the placement agent for $133,333. There were no underwriters for this offering. The shares of stock and warrant were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D. All of the purchasers represented they were acquiring the securities for investment and were furnished with all requisite information; the offering did not involve any general advertising or solicitation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibit:

        None

b.      Reports on Form 8-K:

        None

NABI
--------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NABI

Date: November 1, 2000             By: /s/ Thomas H. McLain
                                       ----------------------------------------
                                       THOMAS H. MCLAIN
                                       Senior Vice President, Corporate
                                          Services and Chief Financial Officer