Form 10-K
period 2000-12-30
NABI /DE/
filed 2001-03-05
CIK 72444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the twelve months ended December 30, 2000

                        Commission file number: 0-4829-03

                                      NABI
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            59-1212264
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FLORIDA 33487
              (Address of principal executive offices and zip code)

                                 (561) 989-5800
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form of the 10-K. [ ]

     As of February 24, 2001, 37,839,016 shares of common stock were outstanding, of which 35,756,600 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $169,643,850 based on the closing price per share of such common stock on such date as reported by Nasdaq Stock Market.

                       Documents Incorporated by Reference

     Portions of the definitive Proxy Statement for the annual meeting of shareholders, which will be filed within 120 days of the close of the Registrant's fiscal year ended December 30, 2000, are incorporated by reference into Part III.

NABI

--------------------------------------------------------------------------------
                                                               TABLE OF CONTENTS


                                                                                                            Page No.
                                                                                                            --------
Part I.
         Item 1          Business..............................................................................3

         Item 2.         Properties...........................................................................25

         Item 3.         Legal Proceedings....................................................................26

         Item 4.         Submission of Matters to a Vote of Security Holders..................................26

         Item 4a.        Executive Officers of the Registrant.................................................26

Part II.
         Item 5.         Market for Registrant's Common Equity and Related
                         Stockholder Matters..................................................................28

         Item 6.         Selected Financial Data..............................................................29

         Item 7.         Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..................................................30

         Item 7a.        Quantitative and Qualitative Disclosures about Market Risk...........................34

         Item 8.         Financial Statements and Supplementary Data..........................................37

         Item 9.         Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure..................................................57

Part III.
         Item 10.        Directors and Executive Officers of the Registrant...................................58

         Item 11.        Executive Compensation...............................................................58

         Item 12.        Security Ownership of Certain Beneficial Owners and
                         Management...........................................................................58

         Item 13.        Certain Relationships and Related Transactions.......................................58

Part IV.
         Item 14.        Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K..........................................................................59

Signatures ...................................................................................................63



NABI

--------------------------------------------------------------------------------
                                                                          PART I

ITEM 1. BUSINESS

OVERVIEW

Nabi is focused on the discovery, development and commercialization of products that prevent and treat infections and autoimmune diseases. We are nearing completion of a multi-year transition from being a leading provider of antibody products into becoming a vertically integrated biopharmaceutical company. We currently have an extensive pipeline of innovative drugs and vaccines in clinical and pre-clinical development and have four marketed biopharmaceutical products: Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], WinRho SDF(R) [Rho
(D) Immune Globulin Intravenous (Human)], Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection]. We are also one of the largest collectors and suppliers of specialty and non-specific antibody products in the world. We collect these products from an extensive donor base in the U.S. Some of these antibodies are used in the production of our biopharmaceutical products. Most are supplied to other biopharmaceutical and diagnostic companies for the manufacture of numerous products.

PRODUCTS

CURRENTLY MARKETED BIOPHARMACEUTICAL PRODUCTS

Sales of our biopharmaceutical products, Nabi-HB, WinRho SDF, Autoplex T and Aloprim, totaled $73.0 million in 2000 compared to $71.1 million in 1999. Sales of our biopharmaceutical business has grown at a compounded annual growth rate of approximately 39% since 1995. In 2000, biopharmaceutical products accounted for 32% of our sales and 92% of our gross margin. Each of our four currently marketed biopharmaceutical products are described below:

NABI-HB(TM) [HEPATITIS B IMMUNE GLOBULIN (HUMAN)]

The hepatitis B virus ("HBV") is a major health concern globally as it affects approximately 350 million people worldwide. One out of 20 people in the U.S. have been infected with hepatitis B. The U.S. Center for Disease Control and Prevention ("CDC") estimates that in the U.S. alone there are an estimated 1.25 million chronic hepatitis B carriers, 140,000 to 320,000 new hepatitis B infections per year, 16,000 babies born to hepatitis B positive mothers and 5,000 to 6,000 individuals who die annually from hepatitis B or its complications. The HBV is 100 times more infectious than the human immunodeficiency virus ("HIV") and approximately half (50%) of new hepatitis B infections are caused by sexual exposures. The CDC estimates that the HBV costs at least of $700 million annually in medical expenses and lost work time.

Nabi-HB is a human polyclonal antibody product used to prevent hepatitis B following sexual or other exposure, including needle sticks and transmission from hepatitis B antigen-positive mothers to their newborns. We launched the product immediately upon receipt of the Food and Drug Administration ("FDA") approval in March 1999. In December 1999, we submitted a Biologics License Application ("BLA") to the FDA for the manufacture of Nabi-HB at our biopharmaceutical manufacturing facility in Boca Raton, Florida and we expect licensure in 2001. We are also currently involved in a Phase IV trial. See also "Strategic Alliances" and "Supply and Manufacturing."

WINRHO SDF(R) [RHO(D) IMMUNE GLOBULIN INTRAVENOUS (HUMAN)]

Immune Thrombocytopenia Purpura ("ITP") is an autoimmune disease that manifests itself in abnormally low platelet levels (thrombocytopenia) resulting in excessive bleeding. The term "purpura" refers to the appearance of large purple patches on the body caused by bleeding into the skin and mucous membranes. In ITP, the body's immune system produces antibodies that attach to platelets causing them to be removed from circulation, primarily by the spleen. Because platelets are required for blood clotting, as platelet counts decrease, the incidence of bleeding episodes increase. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life threatening. In the U.S., it is estimated that there are 15 cases of ITP per 100,000 population, or approximately 40,000 cases per year. In children, the disease is usually acute in onset and is often resolved with treatment in six months. In adult ITP, the onset is insidious and rarely resolves itself spontaneously. Additionally, ITP is more common in females than males. ITP can occur as either a primary disease or secondary to another underlying disease such as HIV or Lupus. The incidence of ITP is estimated at 650 per 100,000 in HIV-positive individuals.

Rho (D) isoimmunization is a condition where antibodies of a Rho (D) negative pregnant woman may be incompatible with their Rho (D) positive newborn. This condition could be a complication in up to 9-10% of the approximately 4 million births each year in the U.S.

WinRho SDF is a human polyclonal antibody product approved for the treatment of ITP and for the prevention of Rho (D) isoimmunization. WinRho SDF has been designated by the FDA as an Orphan Drug for the treatment of ITP through March 2002. We began exclusive marketing of WinRho SDF in the U.S. in mid-1995 under a license and distribution agreement with Cangene Corporation ("Cangene"). We are currently conducting several Phase IV clinical studies involving WinRho SDF, including (a) a comparison of WinRho SDF versus IVIG for the treatment of ITP,
(b) an evaluation of WinRho SDF in the treatment of ITP during pregnancy, and
(c) a comparison of WinRho SDF versus routine care with prednisone followed by splenectomy in the management of ITP. See also "Strategic Alliances," "Supply and Manufacturing," and "Government and Industry Regulation-Orphan Drug Act."

AUTOPLEX(R) T [ANTI-INHIBITOR COAGULANT COMPLEX, HEAT TREATED]

Hemophilia is a blood clotting disorder characterized by a lack of functional coagulation factor (factor VIII or IX). In the case of hemophilia A, the deficient factor is factor VIII. Physicians typically treat hemophilia by replacing the deficient factor with either recombinant clotting factor or plasma derived human factor VIII or IX. In most cases, replacement therapy is effective in stopping bleeding episodes. However, the treatment of hemophilia A is complicated when an inhibitor or antibody is produced in response to outside sources of factor VIII. These antibodies neutralize infused factor VIII, rendering the patient at risk for excessive bleeding episodes. There are approximately 13,000 hemophilia A patients in the U.S., and approximately 10-20% of them suffer from the production of inhibitors.

Autoplex T is a coagulation complex used to treat hemophilia A patients who have developed inhibitors to factor VIII. Autoplex T "bypasses" the factor VIII requirement for clotting by stimulating other components of the coagulation process. We acquired exclusive rights to Autoplex T in the U.S., Canada and Mexico from Baxter Healthcare Corporation ("Baxter") in May 1997. See also "Supply and Manufacturing."

ALOPRIM(TM)[(ALLOPURINOL SODIUM) FOR INJECTION]

Aloprim is indicated for the treatment of chemotherapy induced hyperuricemia in patients with leukemia, lymphoma, or solid organ tumors. There are approximately 90,000 patients annually who suffer from these conditions in the U.S. We acquired certain rights to distribute Aloprim from Catalytica Pharmaceuticals ("Catalytica") in June 1999, as part of our ongoing strategy to opportunistically in-license commercial products targeted to the physicians' population we currently sell to. We have exclusive U.S. and Canadian distribution rights. Globally, we have the rights to purchase the product from Glaxo SmithKline ("GSK"), former license holder prior to Catalytica. We are currently exploring future clinical development of Aloprim in new indications beyond oncology. See also "Strategic Alliances" and "Supply and Manufacturing."

CURRENTLY MARKETED ANTIBODY PRODUCTS

SPECIALTY ANTIBODIES

Specialty antibody products, derived from human plasma that contains high concentrations of a specific antibody, are used primarily to manufacture hyperimmune globulins. These immunoglobulins are used in products to treat chronic immune disorders as well as to prevent and treat viral diseases and to develop diagnostic products. As we are able to achieve licensure for products in our research and development pipeline, we anticipate a strategic shift of converting non-specific antibody production into the production of specialty antibodies used in the manufacture of our own biopharmaceutical products as well as continuing to sell specialty products to third parties. Some of our anti-HBs production is currently used in the production of Nabi-HB.

We identify potential specialty antibody donors through screening and testing procedures. We also have developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. Through our nationwide operation and access to large and diverse donor base of approximately 225,000 individuals, we believe we have a strategic advantage in our ability to collect specialty antibodies.

Our principal specialty antibody products include:

o ANTI-D. Anti-D is the antibody to the Rh blood group antigen D, responsible for the designation of blood as either Rh+ or Rh-. Anti-D antibodies have long been used to prevent Rh-D immunization in Rh-negative women and subsequent hemolytic disease (blue baby disease) in Rh-positive infants. These antibodies are also used to treat ITP in children and adults.

o HEPATITIS B ANTIBODIES. Antibodies to HBV are used to manufacture hepatitis B immune globulin therapeutic products that provide passive immunity against HBV. We are strategically committed to utilizing our collection of these specialty antibodies to produce Nabi-HB, our hepatitis B biopharmaceutical product.

o CMV ANTIBODIES. CMV antibodies are supplied to manufacturers to enhance intravenous immune globulin ("IVIG") products and to produce CMV-specific immune globulin therapeutic products.

o RABIES ANTIBODIES. Rabies antibodies are used by manufacturers to make therapeutic products that provide short-term protective antibody immunity to patients exposed to the rabies virus.

o TETANUS ANTIBODIES. Manufacturers use specialty antibodies enriched with antibodies to tetanus toxin to produce therapeutic products, which provide short-term protective immunity to patients exposed to tetanus.

o DIAGNOSTIC PRODUCTS AND SERVICES. We are a supplier of infectious disease quality assurance and specialty plasma-based products to IN-VITRO diagnostic manufacturers, regulatory agencies and testing laboratories.

During 2000, sales of specialty antibodies were $58.0 million, a 9% increase from 1999 sales of $53.2 million. Certain specialty product sales increased during 2000, including anti-CMV, tetanus and rabies antibodies, diagnostic products and outside laboratory testing. These increases were offset by decreases in specialty antibody product sales for anti-D and anti-HBs. Specialty antibody sales accounted for 25% of total sales in 2000 and 23% of total sales in 1999.

NON-SPECIFIC ANTIBODIES

We are one of the world's largest suppliers of human non-specific antibody products to the biopharmaceutical and diagnostic industries.

Among other uses, non-specific antibodies are used to manufacture IVIG, a product used to fight infections and in the treatment of several conditions, including bone marrow transplantation, B cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies.

In 2000, we derived sales of $97.8 million from sales of non-specific antibodies as compared to 1999 levels of $109.3 million. The lower sales from non-specific antibodies was attributable to our strategic decision to exit unprofitable operations through the sale, transfer and closure of 11 antibody collection centers in the U.S. and Germany during 1999. This factor was offset by an increase in antibody collections on a same store basis in the second half of 2000 compared to 1999. Sales of non-specific antibodies in 2000 accounted for 43% of total sales.

THE FOLLOWING IS A SUMMARY OF OUR CURRENTLY MARKETED PRODUCTS:



Products                  Indications or Potential Applications                        Status
--------                  -------------------------------------                        ------
NABI-HB                   Post exposure prevention of hepatitis B infection    CURRENTLY MARKETED; in Phase
                                                                               IV clinical trials

WINRHO SDF                Treatment of ITP                                     CURRENTLY MARKETED; in Phase
                          Rho (D) isoimmunization                              IV clinical trials

AUTOPLEX T                Treatment of hemophilia patients with                CURRENTLY MARKETED
                          inhibitors to Factor VIII

ALOPRIM                   Treatment of patients with chemotherapy-induced      CURRENTLY MARKETED
                          hyperuricemia

SPECIALTY ANTIBODIES      Intermediate for production of immunoglobulin        CURRENTLY MARKETED
                          products (e.g., tetanus, rabies, HBV and anti-D
                          antibodies)

NON-SPECIFIC              Intermediate for production of non-specific          CURRENTLY MARKETED
ANTIBODIES                antibody products (e.g., standard IVIG) and other
                          products (e.g., albumin and clotting factors)



RESEARCH AND DEVELOPMENT PRODUCT PIPELINE

We have an extensive pipeline of biopharmaceutical products under development. Our lead program consists of vaccines for long-term protection caused by Gram-positive bacteria (e.g., S. AUREUS, S. EPIDERMIDIS, AND ENTEROCOCCI) and human polyclonal antibody products for the treatment and/or prevention of various infectious diseases in at risk populations. We believe there may be areas outside of infectious diseases, including the prevention and treatment of nicotine addiction, where our conjugate vaccine technologies may also be applied successfully.

NABI GRAM-POSITIVE PROGRAM

EPIDEMIOLOGY

Nabi StaphVAX(R) (Staphylococcus aureus Polysacchride Conjugate Vaccine), an investigational polysaccharide conjugate vaccine, is a novel approach to the prevention of S. AUREUS infections. Nabi StaphVAX targets the two S. AUREUS serotypes (type 5 and type 8) responsible for approximately 85-90% of S. AUREUS infections. Traditional vaccines typically target pediatric populations or healthy adults and entail mass vaccination. Nabi StaphVAX targets primarily hospitalized adult, chronically ill or long term care facility patients that are at high risk of developing S. AUREUS infection. The CDC estimates the annual cost of treating hospital-acquired (nosocomial) infections to be $4.5 billion.

In 1999, 20 million hospitalized patients in the U.S. received nearly 44 million anti-infective drug courses of treatment. Of these 20 million patients, 6.4% or
1.3 million cultured positive for S. AUREUS either upon admission to the hospital or during hospitalization. Treating these infections often requires hospitalization of two weeks or more and are associated with high morbidity and mortality. The rank order of nosocomial bloodstream infections and associated crude mortality among 49 hospitals throughout the U.S. showed S. AUREUS, causing 16% of bacteremias, to be second only to coagulase-negative staphylococci, especially S. EPIDERMIDIS, as a cause of nosocomial bloodstream infection. In this population, S. AUREUS infections were associated with 25% crude mortality.

Based on a 1995 study, the Lewin Group, an independent consulting group, published data on the incidence, deaths and direct medical costs of S. AUREUS infections in hospitalized patients in the New York City metropolitan area. The report found that in 1995 the total direct medical costs incurred as a result of
S. AUREUS infections was estimated at $32,100 per patient. S. AUREUS-associated hospitalizations resulted in more than twice the length of hospitalization stay, twice the deaths and twice the medical costs compared to an average hospital stay. Methicillin-resistant and -sensitive infections had similar direct medical costs, but resistant infections caused more deaths (21% versus 8%).

These infections are difficult to treat because the bacterial pathogens are highly virulent and are resistant to many currently available antimicrobial drugs. Overall, 70% of the bacteria causing Gram-positive infections are resistant to at least one of the drugs most commonly used to treat these infections. Although the contribution of antibiotic resistance to the outcome of such infections is unclear, nosocomial infections of the bloodstream may represent the eighth leading cause of death in the U.S., and the relentless rise of antibiotic resistance has markedly curtailed options for therapy.

The first penicillin-resistant strains of S. AUREUS were identified in 1944, and by the late 1950's, approximately half of S. AUREUS infections were of this type. Methicillin-resistant strains were identified in 1961, just one year after the introduction of this antibiotic. The CDC currently estimates that in large, urban U.S. hospitals, up to 55% of S. AUREUS infections are resistant to methicillin. In 1997, the first S. AUREUS strains with notably reduced sensitivity to vancomycin (so called, vancomycin intermediate sensitivity S. AUREUS - VISA strains) and teicoplanin were discovered. VISA strains have been isolated in 23 states within the U.S. and have contributed to the death of patients in the U.S., Europe and Japan.

DUAL APPROACH

Nabi utilizes a dual approach to developing products to combat Gram-positive infections. Nabi StaphVAX is an investigational vaccine intended to stimulate patients to produce antibodies to S. AUREUS that provide active, long-term protection. After receiving the vaccine, the patient's immune system responds in about two weeks with the production of high levels of specific antibodies that may last for several years in non-immune compromised patients and almost a year in immune compromised patients. Nabi Altastaph(TM) [Staphylococcus aureus Immune Globulin Intravenous (Human)] is an investigational human polyclonal antibody product that is being developed to prevent S. AUREUS infections in patients who are at immediate risk of infection and/or treat an existing infection. Based on the circulation half-life of the administered antibodies, the protection and/or therapy provided by a single injection of Nabi Altastaph is expected to last two to three weeks, but may be extended by giving repeated doses.

Staph bacteria have a polysaccharide capsule ("CP") that is controlled by many genes and cloaks the bacteria from the immune system. The activity of Nabi Altastaph and Nabi StaphVAX is based on polyclonal antibodies that are given to the patient (for Nabi Altastaph) or that is induced by vaccination (with Nabi StaphVAX) and are directed against multiple sites on the bacteria's surface CP. By attacking multiple CP targets, development of a bacterial strain resistant to Nabi StaphVAX or Nabi Altastaph would require multiple genetic mutations. This has yet to be observed and we believe it is unlikely. In addition, since vaccines and antibodies present a different mechanism of action from that of antibiotics, it is reasonable to expect that concurrent use of vaccines, antibodies and antibiotics will act synergistically or additively to combat infection, and thus may reduce the appearance of additional antibiotic resistant strains in the future.

NABI STAPHVAX(R) (STAPHYLOCOCCUS AUREUS POLYSACCHARIDE CONJUGATE VACCINE)

Nabi StaphVAX is being developed for the 9 to 11 million patients who are at high risk of infection and able to respond to a vaccine by producing their own antibodies. The initial clinical study was completed in hemodialysis patients with end stage renal disease ("ESRD") who are at high risk and long-term risk of
S. AUREUS infections due to their underlying disease and their vascular access grafts. Other potential patient populations for Nabi StaphVAX include: (a) at-risk patients such as the elderly and those suffering chronic diseases such as congestive heart failure, chronic obstructive pulmonary disease and diabetes who are expected to have long stays in medical or extended care facilities; (b) patients undergoing planned surgery who can be vaccinated in advance and in whom staph infections can have serious consequences; (c) prosthetic surgery and vascular graft patients whose implants are at long-term risk of staph infections; (d) chronic osteomyelitis patients, spinal cord injury and spinal fusion patients; and (e) hematology/oncology patients. Infection rates in these high-risk populations range from 1-10% and, as shown by the Lewin Group, result in longer hospital stays, higher death rates and significantly higher medical costs.

Nabi StaphVAX is based on patented vaccine technology in-licensed from the Public Health Services ("PHS")/ National Institute of Health ("NIH"). See also "Strategic Alliances." In 2000, we completed a pivotal Phase III placebo controlled clinical trial for Nabi StaphVAX in hemodialysis patients. A total of 1,809 patients were included in the study. Approximately half were vaccinated with Nabi StaphVAX and half received a placebo. The population was followed for a year to evaluate vaccine safety and S. AUREUS infection rates. The results of the trial showed that vaccination with Nabi StaphVAX was safe and reduced the incidence of S. AUREUS bacteremias by almost 60% through 10 months post-vaccination in adult ESRD patients on hemodialysis. The reduction in bacteremia one year after vaccination was 26%. Reactogenicity associated with the vaccine was mild to moderate and was generally resolved within 36-48 hours following vaccination. The most commonly occurring adverse event was pain at the intramuscular injection site.

We have been advised by the FDA that because the reduction in infections was not statistically significant at twelve months, the primary endpoint of the trial, the FDA will require a second Phase III clinical trial for Nabi StaphVAX with a prescribed endpoint that may be achieved. This endpoint is expected to be less than twelve months. We plan to appeal the decision to require a second clinical trial and to request a meeting with the FDA's Vaccines and Related Biological Products Advisory Committee. We will also develop a plan for a second Phase III clinical trial. In addition, in 2001 we expect to initiate a boosting trial with Nabi StaphVAX in hemodialysis patients.

NABI ALTASTAPH(TM) [STAPHYLOCOCCUS AUREUS IMMUNE GLOBULIN INTRAVENOUS (HUMAN)]

Nabi Altastaph is an investigational human polyclonal antibody product that contains high levels of specific antibodies against S. AUREUS Type 5 and Type 8 CP. These antibodies are purified from the plasma of normal healthy antibody donors who have been vaccinated with Nabi StaphVAX at our donor centers. The collected plasma will be purified into Nabi Altastaph at our biopharmaceutical manufacturing facility in Boca Raton, Florida. In contrast to Nabi StaphVAX, which is intended to provide long-term protection against S. AUREUS infection, Nabi Altastaph is designed to provide immediate protection to those at immediate risk of infection, or who are immunocompromised and cannot respond effectively to a vaccine. Nabi Altastaph is also being developed as a therapeutic agent for use in those patients with diagnosed S. AUREUS infection. This type of protection or treatment is likely to be cost-effective because antibodies in a single dose of Nabi Altastaph persists in the bloodstream for three to four weeks to provide protection for the entire risk period. High-risk populations include low birth weight newborns, trauma patients and emergency surgical patients.

In 1999, Nabi Altastaph successfully completed a multi-dose safety and pharmacokinetic ("PK") Phase I/II trial in low birth weight newborns that demonstrated its safety and PK at a variety of dosage levels. The preliminary PK analysis indicates that titers of the specific anti-staph antibodies are dose-related. Even the lowest dose (500 mg/kg) of Nabi Altastaph resulted in plasma titers that pre-clinical models and clinical trials with Nabi StaphVAX predict may be protective against infection.

We plan to evaluate the use of Nabi Altastaph as a therapeutic drug for the treatment of diagnosed S. AUREUS infections. As a therapeutic product, Nabi Altastaph may be expected to act synergistically, or additively, with antibiotics given the different mechanisms of these therapies. A Phase I/II clinical study of Nabi Altastaph in a hospital-intensive care unit for trauma patients with diagnosed S. AUREUS is in the planning stages. This blinded study will help define the safety and PK of Nabi Altastaph in adults in combination with traditional antibiotics for the treatment of serious S. AUREUS infections in a hospitalized patient population.

In 2001, we expect to initiate a Phase II clinical trial of Nabi Altastaph in conjunction with the NIH in adults with staph infections. We are also planning to conduct clinical studies of the combined use of Nabi Altastaph and Nabi StaphVAX in preventing infections.

NEXT GENERATION PRODUCTS AND OTHER ANTI-BACTERIAL VACCINES IN DEVELOPMENT

We have also identified and patented a serotype of S. AUREUS, named type 336, that accounts for over 90% of non-type 5 and non-type 8 S. AUREUS clinical infections (about 10-12% of all clinically significant S. AUREUS infections). We have identified, purified and characterized type 336 antigen and have prepared a conjugate vaccine that is capable of protecting animals from challenge with clinical isolates of this serotype. During 1998, we were issued a U.S. patent on a S. AUREUS 336 antigen. Included in the patent were claims, including vaccines made from that antigen and antibodies reactive to the antigen. The next generation of Nabi StaphVAX is expected to contain type 336 antigen in addition to type 5 and type 8 antigens. Patents for type 336 antigen and its use are being pursued worldwide.

S. EPIDERMIDIS and enterococcus sp. are the two other clinically significant Gram-positive bacteria causing nosocomial infections. We intend to extend product coverage to these two Gram-positive bacteria in subsequent generations of Nabi StaphVAX and Nabi Altastaph. We have filed patent applications on selected enterococcal antigens and were issued two patents during 1999 containing claims covering both a S. EPIDERMIDIS vaccine and a human polyclonal antibody. Prototypic S. EPIDERMIDIS and enterococcal vaccines produced by us have been shown to induce antibodies that are protective in animal models and that facilitate killing of bacteria by human phagocytes.

ANTI-VIRAL PROGRAM:

NABI-HB(TM) [HEPATITIS B IMMUNE GLOBULIN (HUMAN)]

In December 1999, we submitted to the FDA a BLA for Nabi-HB, a polyclonal antibody for post-exposure prophylaxis against HBV. Nabi-HB will be manufactured in our Boca Raton, Florida biopharmaceutical manufacturing facility once we receive final licensing from the FDA which is expected in 2001. In November 1999, we initiated clinical studies for the use of Nabi-HB to prevent the reinfection of transplanted livers in HBV positive patients. Our application to the FDA for this new indication for the product is expected to be filed as a new BLA in 2001.

CIVACIR(TM) [HEPATITIS C IMMUNE GLOBULIN (HUMAN)]

Hepatitis C virus (HCV) has significant economic impact because it causes chronic infections in a large percentage of those infected and results in significant morbidity and mortality in later stages of the disease. Management believes that approximately 40-50% of liver transplants result from complications of chronic HCV infections. HCV infection also contributes to frequent hospitalizations and failure of the transplanted liver when it occurs in transplant patients. There are approximately 4 million individuals in the U.S. and an estimated 170 million individuals worldwide infected with HCV.

Civacir is an experimental human polyclonal antibody product that contains antibodies to HCV. Pre-clinical studies indicate that Civacir contains antibodies that are neutralizing to HCV. We are developing Civacir for the prevention of HCV reinfection of transplanted livers and for the treatment of certain stages of chronic HCV infections.

In 2000, we completed a series of chimpanzee studies of Civacir in collaboration with the CDC under a Cooperative and Research Development Agreement. The results from these animal studies suggest that the elevated level of anti-HCV in serum maintained by multiple infusions of Civacir may be associated with the elimination of virus from the blood, prevention of acute hepatitis and the possible elimination of HCV antigen from liver cells after HCV infection. In chronically infected chimpanzees, Civacir appears to reduce circulating levels of HCV in the bloodstream. We have manufactured a clinical lot of Civacir and plan to manufacture commercial lots of Civacir at our Boca Raton, Florida biopharmaceutical manufacturing facility upon licensure by the FDA of this product.

In September 2000, we signed a Clinical Trials Agreement for the "Evaluation of the Safety and Pharmacokinetics of Hepatitis C Immune Globulin (Human), Civacir in Liver Transplant Patients" with the National Institute of Allergy and Infectious Disease ("NIAID"). This first clinical trial of Civacir will be funded by NIAID and will be run under the auspices of the Division of Microbiology and Infectious Disease Collaborative Antiviral Study Group. The Phase I/II trial is expected to begin in the first half of 2001.

RENS (RING EXPANDED NUCLEOSIDES AND NUCLEOTIDES)

Nucleosides and nucleotides are the building blocks of DNA and RNA. Scientists at the University of Maryland Baltimore County ("UMBC") and at Nabi have developed a novel, proprietary, platform technology which permits the synthesis of a new class of nucleoside and nucleotide analogs called Ring Expanded Nucleosides ("RENs") and Ring Expanded Nucleotides ("RENt"). Nucleoside and nucleotide analogs have been shown to possess anti-microbial, anti-viral and anti-tumor activities. In addition to evaluating RENs compounds as stand-alone drugs, we believe there are opportunities to evaluate use of our current antibody based anti-virals in combination with RENs compounds.

In 1998, Nabi and UMBC were issued a U.S. patent with claims encompassing certain RENs and RENt compounds. We have exclusively licensed UMBC rights in the patented inventions, inclusive of a pending patent application claiming therapeutic (anti-viral/anti-tumor) uses of these analogs. We have prepared a number of active compounds through our collaboration with UMBC under a series of Maryland Industrial Partnership grants. A lead compound, Nabi 3700.001, has been selected for further development. In pre-clinical IN-VITRO studies, this drug has been shown to have an acceptable toxicity profile and to have good anti-viral activity and specificity against HBV. Under the license agreement we are obligated to pay the UMBC a royalty based on net sales.

OTHER PROGRAMS:

NABI NICVAX(TM) (NICOTINE CONJUGATE VACCINE)

Tobacco use is the single leading preventable cause of death in the U.S. It is estimated that more than 48 million Americans smoke tobacco and another 6.8 million use smokeless tobacco. In the U.S., there are over 4.5 million smokers between the ages of 12 - 17 and more than 3,000 additional teens become daily smokers every day. Economically, smoking is reportedly responsible for approximately 7% of total U.S. health care costs - estimated at $50 billion each year. On a worldwide basis, the statistics are even more staggering as one out of three men, women and children over the age of 15 smokes. According to the CDC, 430,000 annual deaths are attributable to cigarette smoking in the U.S. alone - more than alcohol, cocaine, heroin, homicide, suicide, car accidents, fire, and AIDS combined. The repeated use of tobacco leads to nicotine addiction. Addiction to nicotine is the primary reason people find it difficult to stop using tobacco in its various forms.

Our researchers have shown that it is possible to link haptens, usually small, sub-antigenic molecules such as nicotine, to carrier proteins, thereby making the haptens immunogenic (able to induce antibodies). Nabi NicVAX is an experimental vaccine that is being developed to prevent and treat nicotine addition. Nabi NicVAX has been developed to induce the production of high levels of nicotine-specific antibodies in the vaccinated individual. Results with Nabi NicVAX in animal models indicate that nicotine bound to the antibodies is unable to cross the blood/brain barrier and thus is unable to bind and activate neuroreceptors in the brain. One of the potential effects of a nicotine vaccine might be to prevent positive feedback from nicotine should a user be exposed to nicotine during an attempt to break their habit. Vaccination with Nabi NicVAX has been shown to generate high levels of nicotine-specific antibodies in experimental animals. The antibodies induced by the vaccine have been shown to be able to attenuate induction of nicotine dependence in rats, reduce nicotine levels in the brains of rats by 64% compared to controls, prevent nicotine-induced blood pressure increases, and attenuate the hyperactivity induced rats in response to nicotine injections.

Our nicotine vaccine uses a proprietary production technology that yields a vaccine with a significantly greater immunogenicity than experimental vaccines derived by more classical conjugation technologies. We believe that antibodies to Nabi NicVAX are highly specific to nicotine and are of higher affinity than has been achievable with other conjugation technologies. Patent applications on this technology, on the resultant nicotine vaccine and its use to prevent and treat nicotine addiction has been filed.

In 2000, Nabi and its collaborators at the University of Minnesota, Hennepin County Medical Center and the University of Houston - Clear Lake received a grant from the NIH's National Institute on Drug Abuse ("NIDA") for the further development of Nabi NicVAX. Nabi anticipates beginning human clinical testing of Nabi NicVAX immediately after conclusion of ongoing toxicity studies. We expect to initiate a Phase I/II clinical trial of Nabi NicVAX in conjunction with NIDA in 2002.

THE FOLLOWING IS A SUMMARY OF OUR PRODUCTS UNDER DEVELOPMENT:


          Products                              Intended Use                                   Status
          --------                              ------------                                   ------
GRAM-POSITIVE PROGRAM:

Nabi StaphVAX                  Vaccine to provide long-term protection         Completed Phase III efficacy trial in
                               against onset of staph infections               ESRD patients in 2000.  Boosting
                                                                               trial in ESRD patients in 2001.

Nabi Altastaph                 Purified human polyclonal antibodies to         Completed Phase I/II safety and PK
                               provide treatment or immediate protection       clinical trial in premature infants;
                               against S. AUREUS infections                    expect to begin Phase II trials in
                                                                               2001 in adult trauma patients with
                                                                               diagnosed S. AUREUS infection.

Next Generation Products       Combat S. AUREUS 336, S. EPIDERMIDIS, and       Research and pre-clinical development.
(vaccines and hyperimmune      Enterococcal bacterial infections
antibodies)

ANTI VIRAL PROGRAMS:

Nabi-HB                        Antibodies administered post exposure for       BLA filed with FDA in December 1999
                               prevention of HBV infection                     for product to be manufactured in
                                                                               Boca Raton facility.  Expected to be
                                                                               licensed in 2001.

                               Prevention of HBV reinfection in liver          Completed Phase III clinical studies.
                               transplant patients                             BLA will be filed in 2001.


Civacir                        Antibody to prevent reinfection of              Expected to begin Phase I/II clinical
                               transplanted livers in patients with            trials in liver transplant patients
                               hepatitis C liver disease and to treat          beginning in 2001.
                               chronic hepatitis C virus infections

RENs & RENt                    Small molecule nucleoside and nucleotide        Research
                               analog technology to treat viral
                               infections and cancer.

OTHER PROGRAMS:

Nabi NicVAX                    Vaccine for smoking cessation and               Phase I/II clinical trial anticipated
                               prevention and treatment of nicotine            to begin in 2002 once toxicology
                               addiction                                       studies are completed in 2001.



STRATEGIC ALLIANCES

We are actively pursuing strategic alliances to assist in the development of some of the products in our pipeline. Our current key strategic alliances are discussed below.

CANGENE CORPORATION

Under a license and distribution agreement with Cangene, we have exclusive rights to distribute and market WinRho SDF in the U.S. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales and shares in the profits from sales after accounting for the costs of production and selling expenses. The license and distribution agreement terminates in 2005 and requires us, among other things, to meet specified annual sales goals or make specified annual payments to Cangene in order to maintain exclusivity. During 2000, we continued to meet these goals.

Cangene also manufactures Nabi-HB for the company under an agreement that requires minimum purchase of product prior to the termination of the agreement in March 2002. See also "Supply and Manufacturing - Biopharmaceuticals." In addition, Cangene has exclusive marketing rights for Nabi-HB in Canada provided it meets specified sales goals. We share in the profits from sales of Nabi-HB in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB is co-extensive with the term of the manufacturing agreement for Nabi-HB.

CHIRON CORPORATION

In November 1995, we entered into an agreement with Chiron Corporation (the "Chiron Agreement"). The Chiron Agreement grants us an exclusive supply agreement for four vaccines, including hepatitis C. In addition, we have rights to 10 additional Chiron vaccines for use in humans to produce immunotherapeutic products. The Chiron Agreement may also grant us access to Chiron's adjuvant, MF
59. We will be responsible for all development, manufacturing and worldwide distribution of these products. We may terminate the Chiron Agreement on a product-by-product basis in which event we shall transfer to Chiron all of our rights with respect to the product as to which the Chiron Agreement has been terminated. Similarly, Chiron may terminate its obligations to supply immunizing agents to us on a product-by-product basis, in which event Chiron shall grant to us a license of the technology necessary for us to manufacture the applicable immunizing agent and the financial arrangements in the Chiron Agreement with respect to such agent shall continue.

CATALYTICA PHARMACEUTICALS

In 1999, we entered into a five-year agreement with Catalytica for exclusive distribution rights in the U.S. and Canada for Aloprim. Under this agreement, we sell and Catalytica manufactures the product and both companies share in profits from the sale of the product. In addition to the U.S. and Canada, we can purchase Aloprim in territories where the license holder prior to Catalytica, GSK has not commercialized the product within five years from the effective date of the agreement. We and Catalytica are currently pursuing regulatory approval for licensure of Aloprim in the Canadian market. We intend to establish sales and distribution infrastructure to support sales in this market. Globally, we have the rights to purchase the product from GSK.

PUBLIC HEALTH SERVICES/NATIONAL INSTITUTE OF HEALTH

Under a license agreement with the PHS/NIH, we have exclusive rights to a patent relating to a carbohydrate/protein conjugate vaccine against Staphylococcus and are obligated to pay PHS a royalty based on net sales. The licensed patent rights cover staphylococcal vaccines including Nabi StaphVAX. The license terminates with respect to each country it applies to on the date that the patent rights expire in such country.

CUSTOMER RELATIONSHIPS

We sell our biopharmaceutical products to hospitals, wholesalers, distributors, and home healthcare companies and sell our antibody products to biopharmaceutical and diagnostic manufacturers, most of which have been long-term customers.

We generally sell our antibody products under contracts ranging from one to five years from the date the contract is signed. Certain contracts allow for annual pricing renegotiations. Others contain provisions that provide for fixed price increases that have been agreed to by both parties at the inception of the contract period. Pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract year and fixed for that year, but generally does provide for price increases/decreases to reflect changes in customer specifications and new governmental regulations. Consequently, our profit margins may be adversely or beneficially affected if the cost of collecting antibody products rises or falls during the year. Because most of our antibody customers are committed under contracts extending a year or longer, we are protected against short-term downturns in the market but are unable to take advantage of short-term market changes which could benefit us.

Customers to which sales exceeded 10% of our annual consolidated sales in the last three fiscal years ending December 30, 2000, December 31, 1999 and December 31, 1998 were Baxter and Bayer Corporation. Sales to Cardinal Health, Inc. exceeded 10% for the year ended December 30, 2000. Aggregate sales to these customers were approximately $119.3 million, $112.4 million and $101.0 million, or 52%, 47% and 42% of total sales for the years ended December 30, 2000, December 31, 1999 and December 31, 1998, respectively.

SUPPLY AND MANUFACTURING

BIOPHARMACEUTICAL PRODUCTS

We have completed construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida that is designed for the manufacture, formulation and processing of biopharmaceutical products. We submitted a BLA to the FDA in December 1999 for Nabi-HB for post exposure prophylaxis of hepatitis B to be manufactured in this new facility. We have manufactured clinical lots of the Nabi-HB and Civacir in this new facility. We expect licensure of Nabi-HB for our manufacturing plant in 2001.

Cangene manufactures Nabi-HB for us under an agreement that establishes minimum purchase quantities and terminates March 2002, although either party may terminate the agreement upon twelve months notice. We collect and supply the anti-HBs antibodies necessary for the manufacture of Nabi-HB.

We are required to purchase our requirements of WinRho SDF from Cangene, which has granted us exclusive distribution and marketing rights to the product in the U.S., under an agreement which terminates in 2005.

In 1997, we acquired from Baxter the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the first twelve month extension beginning in May 2000. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2001 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2002. If the rights revert to Baxter and Baxter later sells these rights, Nabi and Baxter will share equally the proceeds of any such sale, and under certain circumstances Baxter will be required to make a specified payment to us. We expect to manufacture Autoplex T for commercial sale in our Boca Raton, Florida biopharmaceutical manufacturing facility.

Catalytica manufactures Aloprim for us and has granted us exclusive distribution rights in the U.S. and Canada under an agreement which terminates in June 2004.

We manufacture both pre-clinical and clinical lots of vaccine products at our pilot facility in Rockville, Maryland and immune globulin products at our Boca Raton, Florida and Miami, Florida facilities.

In May 2000, we completed an agreement with Dow Biopharmaceutical Contract Manufacturing (formerly Collaborative BioAlliance) for the contract production and commercial supply of Nabi StaphVAX. Significant progress in the transfer of manufacturing from our pilot plant in Rockville, Maryland to Dow's current Good Manufacturing Practice ("cGMP") manufacturing facility in Smithfield, Rhode Island, was made during 2000.

ANTIBODY COLLECTION PROCESS

We currently collect and process antibody products from 56 collection centers located across the U.S. Each Nabi center is licensed and regulated by the FDA. Most of our centers are located in urban areas and many are near universities and military bases. Prospective donors are required to complete a medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, antibodies are collected from suitable donors by means of a process known as plasmapheresis.

PATENTS AND PROPRIETARY RIGHTS

Our continued success will depend, in part, on our ability to obtain and protect our patent rights, trade secrets and other intellectual property. We have acquired title or obtained licenses to a number of patents or patent applications and have filed a number of patent applications of our own. See also "Factors to Be Considered - Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights."

GOVERNMENT AND INDUSTRY REGULATION

The collection, processing and sale of our products as well as our research, pre-clinical development and clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities in the U.S. and other countries, including the United Kingdom, Germany and Australia. Domestically, the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products. We believe we are in substantial compliance with all relevant laws and regulations.

BIOPHARMACEUTICAL PRODUCTS

Vaccines and human polyclonal antibody products are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical studies and the filing of an Investigational New Drug application with the FDA, which must be accepted by the FDA before human clinical studies may commence. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved.

The results of all trials are submitted in the form of a BLA/New Drug Application ("NDA") for approval to commence commercial sales. For BLA/NDA approval, the FDA requires, among other things, that the prospective manufacturer's methods conform to the agency's cGMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

ANTIBODY PRODUCTS

The collection, storage and testing of plasma and antibody based products are strictly regulated by the FDA. In order to operate in the U.S., a plasma collection facility must hold a Biologics License issued by the FDA's Center for Biologics Evaluation and Research. Each collection facility must be regularly inspected and approved in order to maintain licensure. In addition, collection centers require FDA approval to collect each specialty antibody product.

We hold Biologics License No. 1022 covering all Nabi-owned centers. We are also subject to and are required to be in compliance with pertinent regulatory requirements of the foreign countries where we export products.

We continually pursue our commitment to quality and compliance with applicable FDA regulations and other regulatory requirements through our own internal training and quality assurance programs. As part of our commitment to quality, we have embraced the Quality Plasma Program ("QPP") that was initiated by the American Blood Resources Association, an organization that establishes and recommends guidelines for the plasma industry. QPP imposes standards on antibody collection facilities in addition to those presently required by the FDA. QPP certification has proven to be increasingly significant and fractionators worldwide now require that the supply of plasma come only from QPP certified centers. All collection facilities owned by us are QPP certified.

ORPHAN DRUG ACT

WinRho SDF and Aloprim have received Orphan Drug protection, WinRho SDF for the treatment of ITP through March 2002, and Aloprim for treatment of chemotherapy induced hyperuricemia through 2003. Under the Orphan Drug Act, the FDA may designate a product as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the U.S. at the time of designation, or, if victims of a disease number more than 200,000, for which the sponsor establishes that costs of development will not be recovered from U.S. sales in seven years. When a product is designated an Orphan Drug, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first BLA approved for a given drug for its use in treating a given rare disease may receive marketing exclusivity. See also "Factors to Be Considered - Uncertainty of Orphan Drug Designation."

OTHER

The State of Florida agency for Health Care Administration, and the states of Maryland, New York, and Pennsylvania license our Miami-based FDA-certified testing laboratory. The plasma testing laboratory in Miami also has testing permits from California. The laboratory is licensed pursuant to Medicare regulations and regulations of the U.S. Health Care Finance Administration's Clinical Laboratory Improvement Amendment of 1988.

The Miami laboratory passed its ISO 9001 Quality Management System registration audit in September of 2000. The registration was granted to their plasma testing laboratory, diagnostics product manufacturing and biopharmaceutical distribution systems. The registration enhances overseas marketing opportunities as well as helps assure compliance with both domestic and international regulatory requirements. It allows us to pursue the prestigious CE product marking as well as provides solid common ground for interaction with our many international business partners.

COMPETITION

BIOPHARMACEUTICAL PRODUCTS

We believe that Nabi-HB has achieved a significant share of the domestic market and that our access to the vaccines and specialty antibodies necessary for the manufacture of Nabi-HB will allow us to maintain our market share. Anti-HBs production is currently used in the production of Nabi-HB. See also "Supply and Manufacturing - Biopharmaceutical Products."

WinRho SDF is the first and only anti-D therapy approved for the treatment of ITP. We believe that WinRho SDF has a significant and growing share of the domestic market for ITP treatment. Competing therapeutic modalities include the use of steroids, IVIG, and splenectomy (a surgical procedure to remove the spleen). WinRho SDF has orphan drug status through 2002.

Autoplex T competes in the anti-inhibitor segment of the hemophilia A marketplace. Autoplex T and other competitive agents are used to treat patients that have developed inhibitors (an immunity) to Factor VIII, the standard therapy for people suffering from hemophilia A. There are two biopharmaceutical products currently on the market that compete with Autoplex T.

Aloprim is the first and only intravenous allopurinol therapy available for the treatment of chemotherapy-induced hyperuricemia or Tumor Lysis Syndrome. Aloprim provides a new therapeutic option for patients that cannot tolerate oral allopurinol therapy. Currently, Aloprim has no direct competitors.

ANTIBODY PRODUCTS

Nabi and other independent suppliers of antibody products sell these products principally to biopharmaceutical companies that process this raw material into finished products. Although these biopharmaceutical companies generally own plasmapheresis centers, in the aggregate, they purchase a substantial portion of their antibody requirements from independent suppliers. There is competition among these independent suppliers and certain independent suppliers have consolidated their operations through mergers and acquisitions. We compete for sales by maintaining competitive pricing and by providing customers with high-quality products and superior customer service. Management believes we have the ability to continue to compete successfully in these areas.

We compete for donors with biopharmaceutical companies that obtain antibodies for their own use through their own collection centers, other commercial collectors of antibody products, and non-profit organizations such as the American Red Cross and community blood banks that solicit donations of whole blood. We compete for donors by providing competitive compensation and outstanding donor service, by implementing programs to attract donors through education as to the uses for collected antibodies, by encouraging groups to have their members become antibody donors for fund raising purposes and by improving the attractiveness of our collection facilities.

EMPLOYEES

We employed 1,945 persons at December 30, 2000. We believe that the relations between our management and our employees are generally good.

FACTORS TO BE CONSIDERED

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as "estimate," "project," "plan," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Set forth below is a discussion of certain factors which could cause our actual results to differ materially from the results projected or suggested in such forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and that this list should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL

Our outstanding debt matures in 2002 and 2003. To satisfy these obligations, we will need to raise additional capital to repay the debt or restructure the outstanding debt. In addition, we will need to raise additional capital to increase funding of our product research, development and marketing activities. We intend to seek additional funding through public or private equity or debt financing, collaborative arrangements with strategic partners or from other sources. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we will have to defer certain investments in the areas of research, product development, manufacturing or marketing activity, or otherwise modify our business strategy, and our future business and future prospects could be materially and adversely affected.

COSTS OF RESEARCH AND DEVELOPMENT

We have incurred and expect to continue incurring significant expenses associated with our biopharmaceutical product development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Products under development may not generate sales for several years or at all. We currently do not have the financial resources to concurrently fund all of our biopharmaceutical product development programs. Additional funding will be necessary in order to fund a second Phase III clinical trial for Nabi StaphVAX. We are actively pursuing strategic alliances to assist in the development and commercialization of our biopharmaceutical products. There can be no assurance that our efforts will be successful, and if they are not, we will not be able to continue to aggressively develop our early stage products. Our ability to continue to fund our ongoing research and development activities is currently dependent on our ability to generate sales from our biopharmaceutical products or obtain financing. There can be no assurance, therefore, that we will be able to continue to fund our research and development activities at the current level, and if we are required to further reduce the funding for our research and development activities, this could have a material adverse effect on our future prospects.

DEPENDENCE UPON THIRD PARTIES TO MANUFACTURE PRODUCTS; LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE

We do not currently manufacture any of our marketed biopharmaceutical products and are dependent upon third parties to manufacture these products. The failure by our manufacturers to meet our needs for these products or delays in the receipt of deliveries could have a material adverse effect on our future business, financial condition and results of operations. Biopharmaceutical product sales were constrained in 2000 because of the inability of the contract manufacturer for WinRho SDF and Nabi-HB to supply product for a period of time and because of continuing contract production issues with the contract manufacturer of Autoplex T. We have constructed a biopharmaceutical manufacturing facility that is designed to allow us to manufacture, formulate and process biopharmaceutical products. We submitted a BLA to the FDA in December 1999 for licensure for the manufacture of Nabi-HB at our biopharmaceutical manufacturing facility in the Boca Raton, Florida. No assurance can be given that we will be able to obtain such licensure, and failure to obtain such licensure on a timely basis, or at all, would have a material adverse effect on our future business, financial condition and results of operations.

The new facility is designed to process specialty antibodies into biopharmaceutical products. However, we have not previously owned or operated such a facility and have no direct experience in commercial, large-scale manufacturing of biopharmaceutical products. There can be no assurance that when FDA licensure is received, we will have sufficient product to manufacture so that the facility can be operated efficiently and profitably. Further, there can be no assurance that when the facility is ready for its intended use we will have product to manufacture, either on our own behalf or on behalf of third parties, to offset the cost of the facility's operation. Our failure to successfully operate our new manufacturing facility would have a material adverse effect on our future business, financial condition and results of operations.

We anticipate that the facility will be able to produce Nabi-HB for commercial sale in 2001, but there can be no assurance that we will be able to do so. However, we expect to have an adequate supply of Nabi-HB based on our manufacturing agreement with Cangene that expires in 2002. Moreover, manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on our future business, financial condition and results of operations.

Our research and development pipeline principally involves specialty vaccines. Because we do not have and have no current plans to construct an FDA-licensed facility to manufacture these vaccines, we will be dependent on third parties to manufacture these products. Such dependence is subject to the same risks described above with respect to the manufacture of our marketed biopharmaceutical products.

UNCERTAINTY OF NEW PRODUCT DEVELOPMENT

Our future success will depend on our ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. Our biopharmaceutical products under development are at various stages, and substantial further development, pre-clinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. The proposed development schedules for these products may be affected by a variety of factors, including technological difficulties, competition, failure to achieve desired results in clinical trials, proprietary technology positions of others, reliance on third parties for manufacturing, failure to market effectively and changes in government regulation. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. In addition, any delay in the development, introduction or marketing of our products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that our biopharmaceutical products under development will prove to be technologically feasible, commercially viable and able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. Our failure to successfully develop and commercialize in a timely manner our biopharmaceutical products and obtain necessary regulatory approvals could have a material adverse effect on our future operations. In particular, our failure to obtain the statistically significant results for Nabi StaphVAX required for FDA approval may have a major impact on our market valuation.

COMPETITIVE MARKET FOR BIOPHARMACEUTICAL PRODUCTS

Our currently marketed biopharmaceutical products compete with those of other companies. Most of these companies have greater financial resources, research and product development capabilities and marketing organizations than Nabi. In order to successfully develop additional biopharmaceutical products, additional expenditures, management resources and time will be required. We may need to supplement our own sales efforts through the use of a partner. If we so elect, there can be no assurance that we will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. If we succeed in bringing one or more products to market, we will compete with many other companies that may have extensive and well-funded marketing and sales operations. Our failure to successfully market new biopharmaceutical products could have a material adverse effect on our future business, financial condition and results of operations.

RISK WITH RESPECT TO CERTAIN EXISTING PRODUCTS

We could lose our exclusive marketing rights to WinRho SDF if it fails to achieve specified performance criteria including sales goals and compensatory payments. Pursuant to the terms under which we acquired our rights to Autoplex T from Baxter, the FTC could require us to return to Baxter our rights to Autoplex T if we do not obtain FDA approval to manufacture the product by May 2001 or a later date agreed to by the FTC. We will not obtain FDA approval to manufacture Autoplex T by May 2001 and are seeking an extension from the FTC. Although we believe we will receive the extension, there can be no assurance that it will be granted by the FTC. Loss of exclusive marketing rights to market WinRho SDF or rights to Autoplex T would have an adverse effect on our future business, financial condition and results of operations.

Our future capability to produce high potency anti-HBs antibodies will be directly dependent on the availability of a suitable vaccine to stimulate the antibody response in donors. We are currently utilizing a human plasma source vaccine for donor stimulation. The supply of this vaccine, which is no longer manufactured, is expected to be exhausted in the next few years. Based on studies conducted to date with currently licensed alternative vaccines manufactured using recombinant technology, we have been unable to identify a comparable replacement for the human source vaccine. Our cost of production of hepatitis B immune globulin will significantly increase if the currently licensed vaccines remain the only alternative for stimulation of antibody production in donors.

UNCERTAINTY OF MARKET ACCEPTANCE

There can be no assurance that any of our products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of our products and their potential advantages over existing treatment methods, the prices of such products, and reimbursement policies of government and third party payers. The failure of our product pipeline to gain market acceptance could have a material adverse effect on our future business, financial condition and results of operations.

FACTORS AFFECTING ANTIBODY PRODUCTS SUPPLY AND DEMAND; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Our customers for antibody products are subject to extensive regulation by the FDA. Concern over the safety of antibody products has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. These changes have resulted in significantly increased cost to us in providing non-specific and specialty antibodies to our customers. New procedures, which include a more extensive investigation into a donor's background, as well as more sensitive tests, have also disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. These more stringent measures, particularly when coupled with a period of low unemployment nationally, could adversely affect our antibody production with a corresponding adverse effect on our future business, financial condition and results of operations. In addition, our efforts to increase production to meet customer demand have resulted in higher costs to attract and retain donors.

Most of the antibody products we collect, process and sell to our customers are used in the manufacture of therapeutic products to treat certain diseases. Several companies are marketing and developing products to treat some of these diseases based upon technology which would lessen or eliminate the need for human antibodies. Such products could adversely affect the demand for antibody products. Although products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human antibodies, we are unable to predict the impact on our business of future technological advances.

The worldwide supply of plasma has fluctuated historically. Future changes in government regulation relating to the collection, fractionation and use of antibodies or any negative public perception about the antibody collection process or the safety of products derived from blood or plasma could further adversely affect the overall supply of or demand for antibodies. Increases in supply or decreases in demand of antibody products could have a material adverse effect on our future business, financial condition and results of operations.

DEPENDENCE OF THE ANTIBODY PRODUCTS BUSINESS ON A SMALL NUMBER OF CUSTOMERS, EFFECT OF EXISTING CONTRACTS

Our antibody sales are currently concentrated among a few large biopharmaceutical companies. During the 2000, 1999, and 1998 fiscal years, antibody product sales to our top two customers collectively accounted for approximately 60%, 51% and 42%, respectively, of our antibody product sales. The loss of any major customer or a material reduction in a major customer's purchases of antibodies could have a material adverse effect upon our future business, financial condition and results of operations. If these customers are unable to comply with FDA regulations, their manufacturing facilities may be temporarily closed which will reduce the need for antibodies provided by us. Plant closures and reductions in customers' production because of FDA regulatory problems have occurred in recent years, and our financial performance has been adversely affected as a result. There can be no assurance that the customer regulatory problems, which are not within our control, will not reoccur with the same adverse impact on us in the future.

Most of our antibody products are sold under contracts which extend for a period of one year and longer. These contracts generally do not permit us to increase prices during the year or longer except to reflect changes in customer specifications and new governmental regulations. If our costs of collecting antibody products rises for reasons other than changes in customer specifications and new governmental regulations, we are unable to pass on these cost increases to our antibody product customers except with the consent of the customer. Moreover, these contracts which cover most of our antibody production do not permit us to expeditiously take advantage of market changes which could benefit us.

GOVERNMENT REGULATION; UNCERTAINTY OF REGULATORY APPROVALS

Our research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by various government authorities in the U.S. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations. Many of our clinical trials are at a relatively early stage and, except for Nabi-HB, WinRho SDF, Autoplex T, Aloprim and certain non-specific and specialty antibody products, no approval from the FDA or any other government agency for the manufacturing or marketing of any other products under development has been granted. There can be no assurance that we will be able to obtain the necessary approvals for manufacturing or marketing of any of our products. Failure to obtain additional FDA approvals of products currently marketed or FDA approval for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product's failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our future business, financial condition and results of operations.

Our U.S. antibody collection, storage, labeling and distribution activities also are subject to strict regulation and licensing by the FDA. Our collection centers in the U.S. are subject to periodic inspection by the FDA, and from time to time we receive notices of deficiencies from the FDA as a result of such inspections. Our failure or the failure of our collection centers to continue to meet regulatory standards or to remedy any such deficiencies could result in corrective action by the FDA, including closure of one or more collection centers and fines or penalties. In addition, before new antibody collection centers are opened, the collection centers and their procedures and personnel must meet certain regulatory standards to obtain necessary licenses. New regulations may be enacted and existing regulations or their interpretation or enforcement are subject to change. Therefore, there can be no assurance that we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition and results of operations.

POTENTIAL ADVERSE EFFECT OF LITIGATION

Antibody products collected by us and plasma-based products manufactured by our customers run the risk of being HIV-contaminated. As a result, suits may be filed against our customers and us claiming that the plaintiffs became infected with HIV as a result of using the HIV-contaminated products. Such suits have been filed in the past, and in a number of suits we were one of several defendants. With the exception of one suit that is still pending, all of these suits have been dismissed without liability to us. No assurance can be given that additional lawsuits relating to infection with HIV will not be brought against us by persons who have become infected with HIV or from plasma fractionates. In addition, there can be no assurance that lawsuits based on other causes of action will not be filed or that we will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits could have a material adverse effect on our future business, financial condition and results of operations.

RISK OF PRODUCT LIABILITY; LIMITED INSURANCE

The processing and sale of our products involves a risk of product liability claims, and we currently are a party to litigation involving such claims. In addition, there can be no assurance that infectious diseases will not be transmitted by our products and create additional product liability claims. Product liability insurance for the biopharmaceutical industry generally is expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our products progresses, or that existing or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition and results of operations.

STRATEGIC ALLIANCES

We are pursuing strategic alliances with third parties for the development of certain of our biopharmaceutical products. No assurance can be given that we will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. If we are not successful in our efforts, we will not be able to continue to develop our products under development. Even if we are successful, if any of our collaborative partners violate or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and we might be required to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and us could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

UNCERTAINTY OF LEGAL PROTECTION AFFORDED BY PATENTS AND PROPRIETARY RIGHTS

The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions. There can be no assurance that existing patent applications will result in issued patents, that we will be able to obtain additional licenses to patents of others or that we will be able to develop additional patentable technology of our own. Because patent applications in the U.S. are not disclosed by the Patent and Trademark Office until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurances that any patents issued to us will provide us with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, or, if patents are issued to us, design around such patents.

A number of biopharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to those of Nabi. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. Such a conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our future business, financial condition and results of operations. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of third party proprietary rights.

We also rely on secrecy to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We maintain strict controls and procedures regarding access to and use of our proprietary technology and processes. However, there can be no assurance that these controls or procedures will not be violated, that we would have adequate remedies for any violation, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

UNCERTAINTY OF ORPHAN DRUG DESIGNATION

If a product is designated an Orphan Drug by the FDA, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug with different indications. However, only the sponsor of the first approved BLA/NDA for a given drug indication in treating a given rare disease may receive marketing exclusivity. While it may be advantageous to obtain Orphan Drug status for eligible products, there can be no assurance that the precise scope of protection that is currently afforded by Orphan Drug status will be available in the future or that the current level of exclusivity will remain in effect. Congress has considered legislation that would amend the Orphan Drug Act to limit the scope of marketing exclusivity granted to Orphan Drug products. WinRho SDF has received Orphan Drug marketing exclusivity for the treatment of ITP (and has obtained Orphan Drug status for certain other indications) and certain other of our products under development have Orphan Drug status. Aloprim has received Orphan Drug status for the treatment of chemotherapy induced hyperuricemia. There can be no assurance that we will succeed in obtaining Orphan Drug marketing exclusivity for products that have Orphan Drug status or that Orphan Drug marketing exclusivity with respect to WinRho SDF or other products, if obtained, will be of material benefit to us. Furthermore, another manufacturer could obtain an Orphan Drug designation as well as approval for the same product for a different indication or a different product for the same indication.

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Competition in the development of biopharmaceutical products is intense, both from biotechnology and biopharmaceutical companies, and is expected to increase. Many of our competitors have greater financial resources and larger research and development staffs than us, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing biopharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. We also compete with universities and other institutions in the development of biopharmaceutical products, technologies and processes and for qualified scientific personnel. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by us. In addition, one or more of our competitors may achieve product commercialization of or patent protection for competitive products earlier than us, which would preclude or substantially limit sales of our products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology that would lessen or eliminate the need for human antibodies. The successful development and commercialization by any of our competitors of any such product could have a material adverse effect on our future business, financial condition and results of operations.

We compete for antibody donors with biopharmaceutical companies, other independent antibody suppliers, other commercial collection companies and non-profit organizations such as the American Red Cross and community blood banks that solicit the donation of blood. A number of these competitors have access to greater financial, marketing and other resources than us. We compete for donors by offering financial incentives to donors to compensate them for their time and inconvenience, providing outstanding customer service to our donors, implementing programs designed to attract donors through education as to the uses for collected antibodies, encouraging groups to have their members become antibodies donors and improving the attractiveness of our antibody collection facilities. We also compete with other independent antibody suppliers that sell antibodies principally to biopharmaceutical companies that process antibodies into finished products. If we are unable to maintain and expand our donor base, our future business, financial condition and results of operations will be materially and adversely affected.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT

Our ability to commercialize our biopharmaceutical products and related treatments will depend in part upon the availability of, and our ability to obtain adequate levels of reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third party coverage will be available, if at all. Inadequate levels of reimbursement may prohibit us from maintaining price levels sufficient for realization of an adequate return on our investment in developing new biopharmaceutical products and could result in the termination of production of otherwise commercially viable products. Government and other third party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for our products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on our ability to sell our products and may have a material adverse effect on our future business, financial condition and results of operations.

There can be no assurance that reimbursement in the U.S. or foreign countries will be available for our products, or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. The unavailability of third party reimbursement or the inadequacy of the reimbursement for medical treatments using our products could have a material adverse effect on our future business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our future business.

Most of our antibody product sales are made pursuant to contracts having initial terms ranging from one to five years. These contracts generally provide for annual pricing renegotiations. The pricing generally remains fixed for the first year and subsequently is subject to price changes to reflect changes in customer specifications or price adjustments to compensate us for increased costs associated with new governmental or customer testing requirements. As a result, our future business, financial condition and results of operations would be adversely affected if our costs of collecting and preparing antibodies rise during a given year and we are not able to pass on the increased costs until the next annual pricing re-negotiation, if at all.

ITEM 2. PROPERTIES

A majority of the space we occupy is primarily used to collect antibody products and is leased from non-affiliates under leases expiring through 2012. A majority of these leases contain renewal options that permit us to renew the leases for varying periods up to ten years at the then fair rental value. We believe that in the normal course of our business, we will be able to renew or replace our existing leases. We also own four collection facilities located in Arizona, Indiana, Minnesota and Washington. Our collection centers range in size from approximately 3,000 to 21,000 square feet.

We lease office, laboratory, warehouse and pilot manufacturing space in Boca Raton, Florida, Miami, Florida and Rockville, Maryland with terms expiring through May of 2005.

We own an 87,300 square foot facility that houses our executive offices and our biopharmaceutical manufacturing facility in Boca Raton, Florida. We will commence commercial manufacturing in this location after we obtain FDA licensure.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. We do not believe that such litigation will have a material adverse effect on our future business, financial position or results of operations.

We are a co-defendant with various other parties in one suit filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than us or having familial relations with those so infected. The claims against us are based on negligence and strict liability. Several similar suits previously pending against us, including a purported class action, have been dismissed.

We deny all claims against us in these suits and intend to defend these cases vigorously. We believe that any such litigation will not have a material adverse effect on our future business, financial position or results of operations.

We have advised Baxter that we are terminating a contract to supply antibodies to Baxter. The contract, by its terms, extends until December 31, 2004. We believe the contract permits us to terminate it if it becomes commercially unreasonable for us to perform under the contract. Baxter is contesting this termination and has invoked an arbitration provision in the contract to resolve the controversy. We have asserted counterclaims against Baxter in the arbitration proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 30, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi are as follows:


Name                          Age                 Position
----                          ---                 --------
DAVID J. GURY                 62     Chairman of the Board, President and
                                     Chief Executive Officer

BRUCE K. FARLEY               50     Senior Vice President, Manufacturing Operations

THOMAS H. McLAIN              43     Senior Vice President, Corporate Services
                                     and Chief Financial Officer

DAVID D. MUTH                 47     Senior Vice President, Business Operations

ROBERT B. NASO, Ph.D.         56     Senior Vice President, Quality, Regulatory
                                     and Product Development

MARK L. SMITH                 39     Vice President of Finance and
                                     Chief Accounting Officer



DAVID J. GURY has served as Chairman of the Board, President and Chief Executive Officer since April 3, 1992. Previously, from May 1984, Mr. Gury has served as President and Chief Operating Officer for Nabi. Mr. Gury has been a director of Nabi since 1984. From July 1977 until his employment by Nabi, Mr. Gury was employed by Alpha Therapeutic Corporation (formerly Abbott Scientific Products) as Director of Plasma Procurement (through October 1980), General Manager, Plasma Operations (through October 1981) and Vice President, Plasma Supply (through May 1984). In these capacities, Mr. Gury had executive responsibilities for plasma procurement and operation of plasmapheresis centers.

BRUCE K. FARLEY has served as Senior Vice President, Manufacturing Operations since February 1999. Previously, Mr. Farley was Executive Vice President and Chief Operating Officer of Meris Laboratories, where he led the company through a strategic reorganization and sale. From 1983 to 1996, he was employed by Laboratory Corporation of America (formerly National Health Laboratories) in numerous positions of increasing general management and operational responsibility as Vice President, Divisional Manager Northwest (Seattle), Vice President, Chief Operating Officer, Esoteric and Drugs of Abuse Testing (Nashville), Divisional Manager, California (San Diego), and Regional Manager (Houston).

THOMAS H. McLain has served as Senior Vice President, Corporate Services and Chief Financial Officer since June 1998. Previously, from 1988 to 1998, Mr. McLain was employed by Bausch & Lomb, Inc. where, as Staff Vice President, Business Process Reengineering, he led a cross functional team to restructure the global finance and purchasing organizations. He also held various positions of increasing responsibility in finance at Bausch & Lomb, including Staff Vice President, Accounting and Reporting and Assistant Corporate Controller. Before joining Bausch & Lomb, Mr. McLain practiced with the accounting firm of Ernst & Young LLP.

DAVID D. MUTH has served as Senior Vice President of Business Operations since March 1998. Since November 1996, he was Senior Vice President of Sales, Marketing and Business Development and responsible for growing our biopharmaceutical business. Mr. Muth joined Nabi in August 1996 as the Senior Vice President of Business Development. Previously, he was Senior Vice President of Business Development at Duramed Pharmaceuticals, Inc. from February 1995 to May 1996. From 1978 to 1995, Mr. Muth was employed at Johnson and Johnson where he held numerous positions of increasing responsibility in business development, sales, marketing, new product development and finance at the corporate headquarters in New Brunswick, New Jersey, at Ethicon Inc. in Sommerville, New Jersey and at Ortho McNeil Pharmaceuticals in Raritan, New Jersey.

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

MARK L. SMITH has served as Vice President of Finance and Chief Accounting Officer since February 2001. He joined Nabi in August 1999 as Senior Director of Finance and Chief Accounting Officer. Prior to joining Nabi, Mr. Smith served as Vice President of Finance and Chief Financial Officer of Neuromedical Systems, Inc. where he played a leadership role in that company's strategic restructuring and sale. Prior to joining Neuromedical Systems, Mr. Smith served in various financial executive capacities at Genzyme Corporation from 1996 until 1998 and as Vice President of Finance and Administration and Chief Financial Officer of Genetrix, Inc. from 1991 until 1996. Before joining Genetrix, Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers LLP in both Australia and the U.S.

NABI
--------------------------------------------------------------------------------
                                                                         PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Nabi's common stock is quoted on the Nasdaq National Market under the symbol "NABI." The following table sets forth for each period the high and low sale prices for the common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

                                                   High           Low
                                                   ----           ---
       2000
       ----

                  First Quarter                     12           4 1/8
                  Second Quarter                     8 5/8       3 3/4
                  Third Quarter                     10 1/16      5 5/16
                  Fourth Quarter                     6 15/16     2 1/2

       1999
       ----

                  First Quarter                      4           2 1/2
                  Second Quarter                     3           2 13/32
                  Third Quarter                      6           2 13/16
                  Fourth Quarter                     5 7/8       3 1/16



The closing price of our common stock on February 24, 2001 was $4.75 per share. The number of record holders of our common stock at December 30, 2000 was 1,330.

         No cash dividends have been previously paid on our common stock and none are anticipated in 2001. Our credit agreement also restricts dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 30, 2000 that were derived from our audited consolidated financial statements.

The data should be read in conjunction with, and are qualified by reference to, Nabi's Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All amounts in the following table are expressed in thousands, except for per share data.



                                                                                           For the Years Ended
                                                        ---------------------------------------------------------------------------
                                                        December 30,    December 31,   December 31,    December 31,    December 31,
                                                            2000            1999           1998           1997            1996
                                                        ------------    ------------   ------------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:
Sales                                                    $ 228,783       $ 233,603       $ 243,087       $ 228,744       $ 239,909
Costs of products sold                                     160,766         163,407         178,366         180,533         181,914
Selling, general and administrative expense                 37,168          33,282          31,151          25,012          21,095
Research and development expense                            14,266          15,469          21,822          19,126          16,721
Royalty expense                                             11,175          13,739          10,946           6,617           5,253
Other operating expense                                      1,827           1,905           2,169           3,087           3,757
Non-recurring charge (credit)                               (3,875)         (1,935)         14,605           5,680              --
                                                         ---------       ---------       ---------       ---------       ---------

Operating income (loss)                                      7,456           7,736         (15,972)        (11,311)         11,169
Interest income                                                 33              74              48             272           1,275
Interest expense                                            (3,581)         (4,313)         (5,681)         (4,712)         (3,987)
Other income (expense), net                                    198            (110)           (105)            (70)           (511)
                                                         ---------       ---------       ---------       ---------       ---------

Income (loss) before (provision) benefit for income
     taxes and extraordinary item                            4,106           3,387         (21,710)        (15,821)          7,946
(Provision) benefit for income taxes                           (87)            (43)            (47)          4,668           6,214
                                                         ---------       ---------       ---------       ---------       ---------

Income (loss) before extraordinary item                      4,019           3,344         (21,757)        (11,153)         14,160
Extraordinary item                                             340              --              --              --            (932)
                                                         ---------       ---------       ---------       ---------       ---------
Net income (loss)                                        $   4,359       $   3,344       $ (21,757)      $ (11,153)      $  13,228
                                                         =========       =========       =========       =========       =========

Basic earnings (loss) per share:
     Income (loss) before extraordinary item             $    0.11       $    0.10       $   (0.62)      $   (0.32)      $    0.41
     Extraordinary item                                       0.01              --              --              --           (0.03)
                                                         ---------       ---------       ---------       ---------       ---------
     Net income (loss)                                   $    0.12       $    0.10       $   (0.62)      $   (0.32)      $    0.38
                                                         =========       =========       =========       =========       =========

Diluted earnings (loss) per share:
     Income (loss) before extraordinary item             $    0.11       $    0.09       $   (0.62)      $   (0.32)      $    0.40
     Extraordinary item                                       0.01              --              --              --           (0.03)
                                                         ---------       ---------       ---------       ---------       ---------
     Net income (loss)                                   $    0.12       $    0.09       $   (0.62)      $   (0.32)      $    0.37
                                                         =========       =========       =========       =========       =========

BALANCE SHEET DATA:
     Working capital                                     $  39,594       $  35,999       $  39,720       $  63,933       $  63,630
     Total assets                                          224,487         214,564         218,300         225,906         202,142
     Notes payable, including current maturities           109,535         112,998         118,044         121,081          83,465
     Total stockholders' equity                             77,394          58,177          54,189          75,663          86,061



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 30, 2000, December 31, 1999 and December 31, 1998, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under "Factors to be Considered" in Item 1. All amounts are expressed in thousands, except for per share data.

Nabi is focused on the discovery, development and commercialization of products that prevent and treat infections and autoimmune diseases. We are nearing completion of a multi-year transition from being a leading provider of antibody products into becoming a vertically integrated biopharmaceutical company. We currently have an extensive pipeline of innovative drugs and vaccines in clinical and pre-clinical development and have four marketed biopharmaceutical products: Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], WinRho SDF(R) [Rho
(D) Immune Globulin Intravenous (Human)], Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection]. We are also one of the largest collectors and suppliers of specialty and non-specific antibody products in the world. We collect these products from an extensive donor base in the U.S. Some of these antibodies are used in the production of our biopharmaceutical products. Most are supplied to other biopharmaceutical and diagnostic companies for the manufacture of numerous products.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of sales:


                                                                For the Years Ended
                                                     --------------------------------------------
                                                     December 30,    December 31,    December 31,
                                                         2000            1999             1998
                                                     ------------    ------------    ------------
RESULTS OF OPERATIONS

Sales                                                   100.0 %          100.0 %          100.0 %
Costs of products sold                                   70.3             70.0             73.4
Selling, general and administrative expense              16.2             14.2             12.8
Research and development expense                          6.2              6.6              9.0
Royalty expense                                           4.9              5.9              4.5
Other operating expense                                   0.8              0.8              0.9
Non-recurring charge (credit)                            (1.7)            (0.8)             6.0
                                                        -----            -----            -----

Operating income (loss)                                   3.3              3.3             (6.6)
Interest income                                            --               --               --
Interest expense                                         (1.6)            (1.9)            (2.3)
Other income (expense), net                               0.1               --               --
                                                        -----            -----            -----

Income (loss) before income taxes and
         extraordinary item                               1.8              1.4             (8.9)
Income taxes                                               --               --               --
Extraordinary item                                        0.1               --               --
                                                        -----            -----            -----
Net income (loss)                                         1.9 %            1.4 %           (8.9)%
                                                        =====            =====            =====

Information concerning Nabi's sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                                               For the Years Ended
                                   --------------------------------------------------------------------------
Segment                              December 30, 2000          December 31, 1999        December 31, 1998
-------                            ----------------------    ----------------------    ----------------------
Biopharmaceutical Products         $ 72,985         31.9%    $ 71,112         30.4%    $ 54,983         22.6%
                                   --------        -----     --------        -----     --------        -----
Antibody Products:
     -Specialty antibodies           58,037         25.4       53,175         22.8       54,963         22.6
     -Non-specific antibodies        97,761         42.7      109,316         46.8      133,141         54.8
                                   --------        -----     --------        -----     --------        -----
                                    155,798         68.1      162,491         69.6      188,104         77.4
                                   --------        -----     --------        -----     --------        -----
         TOTAL                     $228,783        100.0%    $233,603        100.0%    $243,087        100.0%
                                   ========        =====     ========        =====     ========        =====

                            2000 AS COMPARED TO 1999

SALES. Biopharmaceutical sales increased in 2000 by approximately $1.9 million or 3% from 1999. Sales of our biopharmaceutical product Nabi-HB increased 55% in 2000 over 1999 levels, while sales of WinRho SDF were down approximately 20%. Overall growth in biopharmaceutical sales was constrained by product supply issues limiting the supply of WinRho SDF. WinRho SDF and Nabi-HB are manufactured for us by Cangene Corporation ("Cangene"). Cangene initiated the development of clinical lots of a new product at its manufacturing facility in Canada earlier in 2000. This new product involved changes in production materials that affected the release of WinRho SDF and Nabi-HB in the third quarter of 2000. As a result of this issue, the U.S. Food and Drug Administration ("FDA") required a regulatory submission for release for these products, as well as the agency's release of these products by lot. We were able to resume shipment of lots of Nabi-HB in September 2000 with FDA approval and resumed shipment of WinRho SDF in October 2000. Sales of Autoplex T were lower in 2000 compared to 1999 as a result of contractual delivery shortfalls by the supplier of that product.

Total antibody sales in 2000 decreased by 4% from 1999 levels. Sales of higher margin specialty antibody products increased 9%, reflecting higher sales for anti-CMV, tetanus and rabies antibodies, increased sales of diagnostic products and increased outside laboratory testing sales, partially offset by decreased sales of other specialty products, including anti-D and anti-HBs. Sales of non-specific antibody product decreased 11%, reflecting lower overall production volumes. Production of non-specific antibody products did increase in the third and fourth quarter of 2000 compared to the same periods in 1999. The overall decrease in sales of non-specific antibody products results from our strategic decision to exit unprofitable operations through the sale, transfer or closure of 11 antibody collection centers in the U.S. and Germany during 1999.

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Gross profit and related margin for 2000 was $56.8 million, or 25% of sales, compared to $56.5 million or 24% of sales in 1999. The increase was due primarily to increased sales of higher margin Nabi-HB offset by lower margins from antibody product sales and the adverse effect of reduced sales of WinRho SDF. The lower antibody product margins reflect higher costs of production including higher donor fees and increased cost of regulatory compliance. Gross profit margin also benefited from a non-performance penalty due to us as a result of contractual delivery shortfalls by the supplier of Autoplex T. Royalty expense in 2000 was $11.2 million, or 15% of biopharmaceutical product sales, compared to $13.7 million, or 19% of biopharmaceutical product sales in 1999. Royalty expense in 2000 included payments to Abbott Laboratories for Nabi-HB under an obligation that ended December 31, 2000. The decrease in royalty expense was primarily due to a reduction in the royalty rate and sales for WinRho SDF in 2000 compared to 1999 following our achieving profitability milestones contained in that agreement during 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $37.2 million or 16% of sales in 2000, compared to $33.3 million or 14% of sales in 1999. The increase primarily reflects an increase in sales and marketing expenses for advertising and sales force expansion to support anticipated growth in the biopharmaceutical business in 2001. By the end of the second quarter of 2000, we had completed the expansion of our U.S.-based sales force, increasing the sales representatives from 30 to 40 and sales regions from three to four.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $14.3 million or 6% of sales in 2000, compared to $15.5 million or 7% of sales in 1999. The decrease in research and development expense reflects the completion of the pivotal Phase III clinical trial for Nabi StaphVAX during 2000.

NON-RECURRING CREDIT. During 2000 we reversed restructuring accruals totaling $3.9 million into income. This was reported as a non-recurring credit. These accruals were originally recorded in the fourth quarter of 1998 to provide for future rent costs for facilties impacted by the planned reduction of pre-clinical activities at our research and development faciltiy in Rockville, Maryland and the closure of an antibody collection center. The reversal was based on the positive results from the Nabi StaphVAX Phase III trial announced in September 2000 and Board approval of a plan to increase the level of research and development activities in the future at our Rockville, Maryland facility. This resulted in a non-recurring credit of $3.0 million in 2000. Also during 2000, we reviewed antibody center operations and amended our plan to close an antibody collection center initially planned for closure. Based on this 2000 decision, we reversed $0.9 million for accrued antibody collection center closure costs and accrued severance into income as a non-recurring credit.

INTEREST EXPENSE. Interest expense for 2000 was $3.6 million, compared to $4.3 million in 1999. The decrease in interest expense is attributable to lower average outstanding bank borrowings and higher amounts of capitalized interest during 2000. Capitalized interest relating primarily to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was $5.8 million for 2000 as compared to $4.7 million for 1999. Once licensure to produce Nabi-HB at our Boca Raton facility is received, which is expected to occur in 2001, interest and other costs currently being capitalized will become expenses. At that time, we will also begin to depreciate the capitalized cost of the plant. The total capitalized value of the facility was approximately $79.7 million at December 30, 2000.

OTHER FACTORS. The provision for income taxes was $87 thousand for 2000, compared to $43 thousand in 1999. The 2% effective tax rate for 2000 differs from the statutory rate of 35% due primarily to the tax benefit associated with research and development tax credit adjustments and a reduction in the valuation allowance.

EXTRAORDINARY ITEM. During 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2.0 million of our 6.5% Convertible Subordinated Notes due 2003. The subsequent extinguishment of the Notes resulted in an extraordinary gain of $0.3 million, net of taxes, that is included in the results for 2000.

                            1999 AS COMPARED TO 1998

SALES. While total sales for 1999 decreased by $9.5 million, or 4%, from 1998, biopharmaceutical sales increased as a percentage of total sales to 30.4% in 1999 from 22.6% in 1998. Biopharmaceutical sales increased by $16.1 million or 29% from 1998, reflecting the successful launch of Nabi-HB in March 1999, which contributed to 47% of the biopharmaceutical sales increase; increased sales of WinRho SDF attributable to higher volumes shipped to distributors and improved pricing, which resulted in 36% of the biopharmaceutical sales increase; and the launch of Aloprim in June 1999, representing 14% of the biopharmaceutical sales increase. During the third quarter of 1998, Nabi had exhausted the remaining inventory of H-BIG, the predecessor product to Nabi-HB.

Total antibody sales decreased by 14% from 1998. Non-specific antibody sales decreased 18%, reflecting lower production volumes. This decrease was attributable to our strategic decision to exit unprofitable operations through the sale, transfer or closure of 11 antibody collection centers in the U.S.

and Germany during 1999. Also, we experienced a decline in antibody collections on a same store basis due primarily to low unemployment levels and the increasing impact of regulations limiting donor eligibility. Specialty antibody sales decreased slightly (3%), reflecting lower sales for laboratory services, diagnostic products, and anti-D and anti-RSV antibodies, partially offset by increased sales of other specialty products, including anti-CMV, tetanus, anti-HBs and rabies.

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Despite a 4% decrease in sales, gross profit and related margin for 1999 was $56.5 million or 24% of sales, compared to $53.8 million or 22% of sales in 1998. The increase in gross profit margin resulted from an improved sales mix of higher-margin biopharmaceutical products, offset by the effects of higher manufacturing costs and lower sales levels for antibodies. Royalty expense was $13.7 million, or 19% of biopharmaceutical sales in 1999, compared to $10.9 million, or 20% of biopharmaceutical sales in 1998. Royalty expense decreased as a percentage of biopharmaceutical sales due to an agreement limiting the amount of royalties to be paid on sales of Nabi-HB in 1999 and 2000 compared to 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $33.3 million or 14% of sales in 1999, compared to $31.2 million or 13% of sales in 1998. The increase reflects higher advertising expenses and costs to expand the sales force to drive increased biopharmaceutical product sales and support the launches of Nabi-HB and Aloprim. 1999 expenses also include systems costs related to Year 2000 readiness efforts. The increase was partially offset by the cost benefits associated with reorganizational measures initiated in the first half of 1998.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $15.5 million or 7% of sales in 1999, compared to $21.8 million or 9% of sales in 1998. In 1998, we incurred significant expenditures related to the advancement of clinical trials and the submission of the Product License Application ("PLA") for Nabi-HB, which was approved by the FDA in March 1999. In 1999, we reduced pre-clinical product development activities at our Rockville, Maryland site, and focused our ongoing research and development efforts on the Gram-positive program, including Nabi StaphVAX, and support for currently marketed products.

NON-RECURRING CREDIT AND CHARGES. During the fourth quarter of 1998, the Board of Directors approved a plan to sell or close certain antibody collection centers and actions to reduce pre-clinical product development activities at the Rockville, Maryland facility. Results for 1998 included approximately $14.6 million for non-recurring charges. The 1998 charges were comprised of restructuring ($13.0 million) and litigation ($1.6 million) costs. In February 1999, we reduced staff levels at our Rockville facility, thereby eliminating 35 positions. During 1999, we sold or closed seven U.S. antibody collection centers out of the eight centers specified in the original plan.

As part of the plan to restructure our antibody operations, we made a provision in 1998 for the cost of the planned shut-down of our German antibody collection operations, which had been approved at that time. However, in the third quarter of 1999, we were able to reach an agreement to transfer those operations to a third party. As a result, we avoided estimated cash expenses for severance and future lease costs amounting to $1.9 million and accordingly recognized a non-recurring credit in that amount.

INTEREST EXPENSE. Interest expense for 1999 was $4.3 million, compared to $5.7 million in 1998. The decrease in interest expense is attributable to both higher amounts of capitalized interest and lower average outstanding bank borrowings during 1999. Capitalized interest relating primarily to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $4.7 million for 1999 as compared to $3.8 million for 1998.

OTHER FACTORS. The provision for income taxes was $43 thousand for 1999, compared to $47 thousand in 1998. The 1.3% effective tax rate for 1999 differs from the statutory rate of 35% due to the tax benefit from the transfer of our German operations to a third party and from a reduction in the valuation allowance relating to the Company's deferred tax assets which had been previously reserved.

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2000, our credit agreement provided for a revolving credit facility of up to $45.0 million, subject to certain borrowing base restrictions, and a $4.3 million term loan. The credit agreement matures in September 2002. Borrowings under the revolving credit and term loan agreement totaled $31.0 million at December 30, 2000 as compared to $32.5 million at December 31, 1999, and additional availability was approximately $9.7 million at December 30, 2000. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends. In accordance with an amendment to the credit agreement dated February 1, 2000, maturity of the term loan is concurrent with that of the revolving line of credit and requires monthly principal payments of $83 thousand.

As of December 30, 2000, our current assets exceeded current liabilities by $39.6 million as compared to a net working capital position of $36.0 million at December 31, 1999. Cash at December 30, 2000 was $1.6 million compared to $0.8 million at December 31, 1999. Cash provided from operations in 2000 decreased $13.5 million as compared to 1999. During 2000, we continued to reduce inventories and reduced prepaid assets while also reducing accounts payable and accrued liabilities. Reflecting the increased level of the fourth quarter sales in 2000 compared to 1999, the accounts receivable balance increased at December 30, 2000 compared to December 31, 1999. The reversal of accrued restructuring costs of $3.9 million during 2000 further reduced our liabilities. During July 2000, we raised $9.3 million, net of issuance costs, through a private placement of our common stock with a group of institutional investors. In addition, during 2000, we realized $3.6 million of proceeds from the exercise of stock options. The primary uses of cash during 2000 were capital expenditures, principally associated with construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida, increases in accounts receivable and reductions in accounts payable and accrued liabilities.

The biopharmaceutical manufacturing facility requires FDA licensure to produce biopharmaceutical products for sale in the U.S. Projected capital expenditures for 2001 include the anticipated costs of completion to prepare the facility for its intended use of approximately $11.3 million, including capitalized interest, the development of information systems and related expenditures, and antibody collection center renovations. We believe that cash flow from operations and our available bank credit facilities will be sufficient to meet our anticipated cash requirements for 2001. We are also in the process of seeking additional cash to fund the development of our biopharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities and equity placements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

NABI
--------------------------------------------------------------------------------
                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Nabi

We have audited the accompanying consolidated balance sheets of Nabi and subsidiaries as of December 30, 2000 and December 31, 1999, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the two years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi and subsidiaries as of December 30, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Miami, Florida
February 2, 2001

NABI
--------------------------------------------------------------------------------
                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Nabi

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the results of operations and cash flows of Nabi and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Nabi's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Nabi for any period subsequent to December 31, 1998.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Miami, Florida
March 26, 1999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NABI
--------------------------------------------------------------------------------
                                                    CONSOLIDATED BALANCE SHEETS


                                                                                   December 30,      December 31,
(Amounts in Thousands, Except Per Share Data)                                         2000               1999
---------------------------------------------                                      ------------      ------------
ASSETS

CURRENT ASSETS:
           Cash                                                                      $   1,554         $     806
           Trade accounts receivable, net                                               38,315            34,019
           Inventories, net                                                             32,602            35,932
           Prepaid expenses and other assets                                             5,405             8,149
                                                                                     ---------         ---------
                        TOTAL CURRENT ASSETS                                            77,876            78,906

PROPERTY AND EQUIPMENT, NET                                                            120,188           109,138

OTHER ASSETS:
           Goodwill                                                                     12,509            13,236
           Intangible assets, net                                                        7,091             6,028
           Other, net                                                                    6,823             7,256
                                                                                     ---------         ---------
TOTAL ASSETS                                                                         $ 224,487         $ 214,564
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Trade accounts payable                                                    $  15,923         $  16,025
           Accrued expenses                                                             21,359            26,178
           Notes payable                                                                 1,000               704
                                                                                     ---------         ---------
                        TOTAL CURRENT LIABILITIES                                       38,282            42,907

NOTES PAYABLE                                                                          108,535           112,294
OTHER LIABILITIES                                                                          276             1,186
                                                                                     ---------         ---------
                        TOTAL LIABILITIES                                              147,093           156,387
                                                                                     ---------         ---------

STOCKHOLDERS' EQUITY:
           Convertible preferred stock, par value $.10 per share:
                 5,000 shares authorized; no shares outstanding                             --                --
           Common stock, par value $.10 per share: 75,000 shares authorized;
                37,833 and 34,961 shares issued and outstanding, respectively            3,783             3,496
           Capital in excess of par value                                              152,642           138,071
           Accumulated deficit                                                         (79,031)          (83,390)
                                                                                     ---------         ---------
                        TOTAL STOCKHOLDERS' EQUITY                                      77,394            58,177
                                                                                     ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 224,487         $ 214,564
                                                                                     =========         =========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NABI
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    For the Years Ended
                                                                       ------------------------------------------------
                                                                       December 30,      December 31,      December 31,
(Amounts in Thousands, Except Per Share Data)                              2000              1999              1998
---------------------------------------------                          ------------      ------------      ------------
SALES                                                                   $ 228,783         $ 233,603         $ 243,087

COSTS AND EXPENSES:
     Costs of products sold                                               160,766           163,407           178,366
     Selling, general and administrative expense                           37,168            33,282            31,151
     Research and development expense                                      14,266            15,469            21,822
     Royalty expense                                                       11,175            13,739            10,946
     Other operating expense, principally freight & amortization            1,827             1,905             2,169
     Non-recurring charge (credit)                                         (3,875)           (1,935)           14,605
                                                                        ---------         ---------         ---------
OPERATING INCOME (LOSS)                                                     7,456             7,736           (15,972)

INTEREST INCOME                                                                33                74                48
INTEREST EXPENSE                                                           (3,581)           (4,313)           (5,681)
OTHER INCOME (EXPENSE), NET                                                   198              (110)             (105)
                                                                        ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                                 4,106             3,387           (21,710)

PROVISION FOR INCOME TAXES                                                    (87)              (43)              (47)
                                                                        ---------         ---------         ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     4,019             3,344           (21,757)
EXTRAORDINARY ITEM, NET OF INCOME TAXES OF $13                                340                --                --
                                                                        ---------         ---------         ---------
NET INCOME (LOSS)                                                       $   4,359         $   3,344         $ (21,757)
                                                                        =========         =========         =========
BASIC EARNINGS (LOSS) PER SHARE
     Income (loss) before extraordinary item                            $    0.11         $    0.10         $   (0.62)
     Extraordinary item                                                      0.01                --                --
                                                                        ---------         ---------         ---------
     Net income (loss)                                                  $    0.12         $    0.10         $   (0.62)
                                                                        =========         =========         =========

DILUTED EARNINGS (LOSS) PER SHARE
     Income (loss) before extraordinary item                            $    0.11         $    0.09         $   (0.62)
     Extraordinary item                                                      0.01                --                --
                                                                        ---------         ---------         ---------
     Net income (loss)                                                  $    0.12         $    0.09         $   (0.62)
                                                                        =========         =========         =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                  36,604            34,934            34,885
                                                                        =========         =========         =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                37,739            35,841            34,885
                                                                        =========         =========         =========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NABI
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For the years ended December 30, 2000, December 31, 1999 and December 31, 1998



                                                                                                           Accumulated
                                                                     Common Stock                            Other
                                             Common Stock               Warrants     Capital in  Accumu-     Compre-       Stock-
                                            ----------------         --------------  Excess of   lated       hensive      holders'
(In Thousands)                              Shares    Amount         Shares  Amount  Par Value   Deficit   Income (Loss)   Equity
--------------                              ------    ------         ------  ------  ----------  -------   -------------  --------

BALANCE AT DECEMBER 31, 1997                34,801    $  3,480         100    $--    $137,780    $(64,977)    $   (620)    $ 75,663


Stock options exercised                         97          10          --     --         105          --           --          115
Tax benefit from stock options exercised        --          --          --     --           5          --           --            5
Comprehensive loss:
       Net loss for the year                    --          --          --     --          --     (21,757)          --      (21,757)
       Foreign currency translation
        adjustments                             --          --          --     --          --          --          142          142
                                                                                                                           --------
Total comprehensive loss                        --          --          --     --          --          --           --      (21,615)
Other                                            5          --          --     --          21          --           --           21
                                            ------    --------         ---    ---    --------    --------     --------     --------

BALANCE AT DECEMBER 31, 1998                34,903       3,490         100     --     137,911     (86,734)        (478)      54,189

Stock options exercised                         42           4          --     --          85          --           --           89
Tax benefit from stock options exercised        --          --          --     --          32          --           --           32
Comprehensive income:
       Net income for the year                  --          --          --     --          --       3,344           --        3,344
       Foreign currency translation
        adjustments                             --          --          --     --          --          --          478          478
                                                                                                                           --------
Total comprehensive income                      --          --          --     --          --          --           --        3,822
Other                                           16           2          --     --          43          --           --           45
                                            ------    --------         ---    ---    --------    --------     --------     --------

BALANCE AT DECEMBER 31, 1999                34,961       3,496         100     --     138,071     (83,390)          --       58,177

Stock options exercised                        875          88          --     --       3,519          --           --        3,607
Common Stock                                 1,667         167         133     --       9,085          --           --        9,252
Net income for the year                         --          --          --     --          --       4,359           --        4,359
Stock issued upon conversion of
      convertible subordinated notes           242          25          --     --       1,641          --           --        1,666
Stock issued under Employee Stock
      Purchase Plan                             77           7          --     --         303          --           --          310
Other                                           11          --          --     --          23          --           --           23
                                            ------    --------         ---    ---    --------    --------     --------     --------
BALANCE AT DECEMBER 30, 2000                37,833    $  3,783         233    $--    $152,642    $(79,031)    $     --     $ 77,394
                                            ======    ========         ===    ===    ========    ========     ========     ========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NABI
-------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Years Ended
                                                                          -----------------------------------------------
                                                                          December 30,     December 31,      December 31,
(Amounts in Thousands)                                                        2000             1999             1998
----------------------                                                    ------------     ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  4,359         $  3,344         $(21,757)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                             9,838           10,128           11,502
     Non-recurring charges                                                    (3,875)          (1,935)          13,039
     Provision for doubtful accounts                                             380             (136)             (20)
     Provision for slow-moving or obsolete inventory                           2,625            2,235            2,936
     Extraordinary item, net of tax                                             (340)              --               --
     Other                                                                       132              116              479

  Change in assets and liabilities:
     (Increase) decrease in trade accounts receivable                         (4,676)           6,146           (3,949)
     Decrease in inventories                                                     706               35            2,248
     Decrease (increase) in prepaid expenses and other assets                  2,745           (1,297)           9,912
     (Increase) decrease in other assets                                        (177)             (43)           1,298
     (Decrease) increase in accounts payable and accrued liabilities          (1,906)           4,671            2,520
                                                                            --------         --------         --------
     Total adjustments                                                         5,452           19,920           39,965
                                                                            --------         --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      9,811           23,264           18,208
                                                                            --------         --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of antibody centers                                       --            2,518               --
     Capital expenditures                                                    (18,983)         (21,036)         (18,931)
     Expenditures for other assets                                            (1,809)              --               --
                                                                            --------         --------         --------
NET CASH USED BY INVESTING ACTIVITIES                                        (20,792)         (18,518)         (18,931)
                                                                            --------         --------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
     Repayments under line of credit, net                                       (759)          (5,002)          (1,783)
     (Repayments) borrowings of term debt                                       (667)              --            4,739
     Other debt repayments                                                       (37)             (43)          (4,729)
     Proceeds from issuance of common stock                                    9,252               --               --
     Proceeds from the exercise of options                                     3,607               89              115
     Proceeds from stock issued under employee stock
          purchase plan and other equity transactions                            333               --               --
                                                                            --------         --------         --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              11,729           (4,956)          (1,658)
                                                                            --------         --------         --------
NET INCREASE (DECREASE) IN CASH                                                  748             (210)          (2,381)
CASH AT BEGINNING OF PERIOD                                                      806            1,016            3,397
                                                                            --------         --------         --------
CASH AT END OF PERIOD                                                       $  1,554         $    806         $  1,016
                                                                            ========         ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest                             $  2,966         $  3,576         $  4,583
                                                                            ========         ========         ========
     Income taxes refunded, net                                             $    (38)        $   (103)        $ (7,645)
                                                                            ========         ========         ========
SIGNIFICANT NON-CASH ACTIVITY:
     Conversion of 6 1/2% bonds to shares of common stock                   $  2,000         $     --         $     --
                                                                            ========         ========         ========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NABI
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

Nabi is focused on the discovery, development and commercialization of products that prevent and treat infections and autoimmune diseases. We are nearing completion of a multi-year transition from being a leading provider of antibody products into becoming a vertically integrated biopharmaceutical company. We currently have an extensive pipeline of innovative drugs and vaccines in clinical and pre-clinical development and have four marketed biopharmaceutical products: Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], WinRho SDF(R) [Rho
(D) Immune Globulin Intravenous (Human)], Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection]. We are also one of the largest collectors and suppliers of specialty and non-specific antibody products in the world. We collect these products from an extensive donor base in the U.S. Some of these antibodies are used in the production of our biopharmaceutical products. Most are supplied to other biopharmaceutical and diagnostic companies for the manufacture of numerous products.

NOTE 2 SUMARY OF SIGNIFICANT ACCOUNTING

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Nabi and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION: Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year's presentation.

REVENUE RECOGNITION: Revenue from product sales is recognized when title and risk of loss are transferred to the customer. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as services are rendered or products are shipped. The application of the Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements had no effect on our accounting for revenue.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due.

ADVERTISING COSTS: WE account for advertising costs under guidance set forth in Statement of Position 93-7, "Reporting on Advertising Costs." Costs associated with the production of media advertising for major new campaigns are deferred until the time the advertising first takes place. Once the advertising is publicly released, all related deferred costs must be expensed. Other advertising costs are expensed as incurred. Deferred advertising costs of $0.1 million and $0.5 million are recorded as other current assets as of December 30, 2000 and December 31, 1999, respectively. Advertising expenses for the years ended

December 30, 2000, December 31, 1999 and December 31, 1998 amounted to $5.0 million, $3.4 million and $2.3 million, respectively.

EARNINGS PER SHARE: Basic earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding, and the impact of all potential dilutive common shares, primarily stock options and convertible subordinated notes. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 30, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. Information regarding long-term debt is included in Note 8.

INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets. Depreciable lives of property and equipment are as follows:

         Asset                               Life
         -----                           -------------

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

INTANGIBLE ASSETS: Intangible assets represent the fair values of certain assets acquired in business, product and plasma center acquisitions including customer lists, donor lists, trademarks and trademark registrations, non-competition agreements and rights to use manufacturing capacity in future periods. These costs are amortized ratably from the date placed into service over periods ranging from 3 to 25 years and are evaluated periodically.

IMPAIRMENT OF LONG-LIVED ASSETS: Pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we review long-lived assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value.

STOCK-BASED COMPENSATION: We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. Note 9 to the consolidated financial statements contains a summary of the pro forma effects to reported net income (loss) and earnings
(loss) per share for 2000, 1999 and 1998 as if we had elected to recognize compensation expense based on the fair market value of the options granted at grant date as prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

NOTE 3 TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:


                                                         December 30,     December 31,
     Dollars in Thousands                                    2000             1999
     --------------------                                ------------     ------------
     Trade accounts receivable                             $  38,732         $  34,081
     Allowance for doubtful accounts                            (417)              (62)
                                                           ---------         ---------
              TOTAL                                        $  38,315         $  34,019
                                                           =========         =========

NOTE 4 INVENTORIES

The components of inventories are as follows:


                                                         December 30,     December 31,
     Dollars in Thousands                                    2000             1999
     --------------------                                ------------     ------------
     Finished goods                                        $  28,852         $  32,780
     Work in process                                           1,055               451
     Raw materials                                             2,695             2,701
                                                           ---------         ---------
              TOTAL                                        $  32,602         $  35,932
                                                           =========         =========

As of December 30, 2000, $1.0 million of consigned inventory is included in finished goods.

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related allowances for depreciation and amortization are summarized below:


                                                         December 30,     December 31,
     Dollars in Thousands                                    2000             1999
     --------------------                                ------------     ------------
     Information systems                                   $  32,392         $  21,605
     Leasehold improvements                                   17,155            16,521
     Machinery and equipment                                   9,845            10,179
     Land and buildings                                        8,628             8,628
     Furniture and fixtures                                    4,360             4,258
     Construction in progress                                 83,249            76,743
                                                           ---------         ---------
         Total property, plant and equipment                 155,629           137,934
     Less accumulated depreciation and amortization          (35,441)          (28,796)
                                                           ---------         ---------
         TOTAL                                             $ 120,188         $ 109,138
                                                           =========         =========

Construction in progress consists primarily of costs incurred in connection with construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida and includes deferred validation costs of

$32.6 million and $24.7 million at December 30, 2000 and December 31, 1999, respectively. Capitalized interest associated with the biopharmaceutical manufacturing facility and system development projects was approximately $19.0 million and $13.6 million at December 30, 2000 and December 31, 1999, respectively. Interest capitalized amounted to $5.8 million, $4.7 million and $3.8 million during 2000, 1999 and 1998, respectively.

Depreciation and amortization expense during 2000, 1999 and 1998 includes depreciation and amortization of property, plant and equipment of $7.8 million, $7.8 million and $8.6 million, respectively.

NOTE 6 OTHER ASSETS

Other assets consist of the following:

                                                  December 30,    December 31,
     Dollars in Thousands                            2000             1999
     --------------------                         ------------    ------------

     Goodwill                                      $ 18,452         $ 18,452
     Less accumulated amortization                   (5,943)          (5,216)
                                                   --------         --------
                                                   $ 12,509         $ 13,236
                                                   ========         ========

     Intangible assets                             $ 13,010         $ 11,201
     Less accumulated amortization                   (5,919)          (5,173)
                                                   --------         --------
                                                   $  7,091         $  6,028
                                                   ========         ========

     Other, primarily deferred tax assets and
          deferred loan costs                      $ 10,263         $ 10,016
     Less accumulated amortization                   (3,440)          (2,760)
                                                   --------         --------
              TOTAL                                $  6,823         $  7,256
                                                   ========         ========




NOTE 7 ACCRUED EXPENSES

Accrued expenses consist of the following:

                                               December 30,    December 31,
     Dollars in Thousands                          2000           1999
     --------------------                      ------------    ------------

     Accrued royalties and product costs         $ 9,892        $11,664
     Employee compensation and benefits            7,346          6,540
     Accrued interest                              2,448          2,379
     Accrued restructuring costs, current             --          3,307
     Other                                         1,673          2,288
                                                 -------        -------
              TOTAL                              $21,359        $26,178
                                                 =======        =======

NOTE 8 NOTES PAYABLE

Notes payable consist of the following:

                                              December 30,      December 31,
     Dollars in Thousands                          2000             1999
     --------------------                     ------------      ------------

     Bank indebtedness:
        Revolving credit facility               $  26,702         $  27,461
        Term loan                                   4,333             5,000
                                                ---------         ---------
                                                   31,035            32,461
     6.5% Convertible Subordinated Notes           78,500            80,500
     Other                                             --                37
                                                ---------         ---------
     Total notes payable                          109,535           112,998
     Current maturities                            (1,000)             (704)
                                                ---------         ---------
     Notes payable, long-term                   $ 108,535         $ 112,294
                                                =========         =========

At December 30, 2000, the annual aggregate maturities of debt were $1.0 million in 2001; $30.0 million in 2002; and $78.5 million in 2003.

Short-term indebtedness outstanding at December 30, 2000 and December 31, 1999 had a weighted-average interest rate of approximately 6.55% and 9.38%, respectively.

At December 30, 2000, our credit agreement provided for a revolving credit facility of up to $45.0 million subject to certain borrowing base restrictions, and a $4.3 million term loan. The credit agreement matures in September 2002. Borrowings under the revolving credit and term loan agreement totaled $31.0 million at December 30, 2000 as compared to $32.5 million at December 31, 1999, and additional availability was approximately $9.7 million at December 30, 2000. This credit agreement bears interest at the bank's prime rate plus 1%, is secured by substantially all assets, including a mortgage on the biopharmaceutical manufacturing facility, and contains covenants prohibiting dividend payments and requiring the maintenance of certain financial covenants. At December 30, 2000, we had outstanding letters of credit for approximately $0.5 million that reduce our availability under the revolving credit facility. The credit agreement requires monthly principal payments in the amount of $83 thousand on the term loan with the unpaid balance due in full in September 2002.

During 1996, we issued $80.5 million of 6.5% Convertible Subordinated Notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into common stock at a conversion price of $14 per share at any time and may be redeemed at our option without premium. A total of 5,750,000 shares of common stock have been registered and reserved for issuance upon conversion of the Notes. During June 2000, we exchanged an aggregate of 241,795 shares of our common stock for $2.0 million of the Notes, resulting in an extraordinary gain of $0.3 million, net of tax, which is included in the results for the year ended December 30, 2000. At December 30, 2000, the fair value of our 6.5% Convertible Subordinated Notes was approximately $54.5 million as compared to $59.9 million at December 31, 1999. The fair value was estimated using an independently quoted market price. The carrying value of all other long-term notes payable approximated fair value based upon quoted market prices for the same or similar debt issues.

NOTE 9 STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK

In July 2000, we completed a private placement of 1,666,667 shares of common stock to a group of institutional investors and realized net proceeds of approximately $9.3 million. Proceeds from the private placement were used to reduce borrowings and increase availability under our existing bank line of credit. In connection with the offering, we issued a five-year warrant to purchase 133,333 shares of common stock at an exercise price of $7.50 per share to the placement agent. The shares of common stock and warrant were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D. All of the purchasers represented that they were acquiring the securities for investment purposes and were furnished with all requisite information. The offering did not involve any general advertising or solicitation

WARRANTS

In November 1995, we issued a warrant to purchase 100,000 shares of our common stock to an affiliate of our principal bank lender in connection with an agreement whereby we had the right to issue up to $20.0 million in subordinated notes. The warrant has an exercise price of $9.82 per share and expired on December 31, 2000. No subordinated notes were issued under this agreement.

In July 2000, we issued a warrant to purchase 133,333 shares of common stock to the placement agent in connection with the private placement of $9.3 million, net of issuance costs. The warrant has an exercise price of $7.50 and expires in July 2005. The estimated fair value of the warrant at the date of grant was $0.9 million. This fair value was calculated using the Black-Scholes model with the following assumptions: expected term of five years, expected volatility of 104% and expected risk-free interest rate of 6%.

STOCK OPTIONS

We maintain four stock option plans for our employees. Under these plans, we have granted options to certain employees entitling them to purchase shares of common stock within ten years. The options vest over periods ranging from six months to four years from the date of grant and have been granted at exercise prices equal to the fair market value of the underlying common stock on the date of grant.

We also maintain a Stock Plan for Non-Employee Directors, under which we have granted options to certain directors entitling them to purchase shares of common stock within five years, vesting at six months after the date of grant and at an exercise price equal to the fair market value of the underlying common stock at the date of grant.

At December 30, 2000, there were options outstanding under all of our stock plans to acquire 7.0 million shares of its common stock of which 2.9 million are exercisable. Additionally, 2.6 million shares of common stock are reserved for future grants under the plans.

Stock options granted and outstanding under these plans as of December 30, 2000 are presented below:


                                                                     Exercise Price Per  Weighted Average
                                             Options                       Share          Exercise Price
                                          --------------             ------------------  ----------------
                                          (In Thousands)

   BALANCE AT DECEMBER 31, 1997                3,773                  $ .19 - $ 13.75         $ 8.46
      Granted                                  1,959                   2.63 -    4.06           3.38
      Exercised or canceled                     (741)                   .19 -   13.75           6.74
                                              ------                  ---------------
   BALANCE AT DECEMBER 31, 1998                4,991                    .19 -   13.75           8.63
      Granted                                  1,999                   2.69 -    5.94           2.86
      Exercised or canceled                     (754)                   .19 -   13.75           6.35
                                              ------                  ---------------
   BALANCE AT DECEMBER 31, 1999                6,236                    .19 -   13.75           8.53
      Granted                                  2,303                   3.25 -   11.00           6.91
      Exercised or canceled                   (1,499)                   .19 -   13.75           5.59
                                              ------                  ---------------
   BALANCE AT DECEMBER 30, 2000                7,040                  $ .19 - $ 13.75         $ 8.59
                                              ======                  ===============



                                                   Outstanding                                Exercisable
                                 ----------------------------------------------------------------------------------
                                                      Average         Average                             Average
                                     Options           Years          Exercise           Options          Exercise
Exercise Price Range             (In Thousands)      Remaining         Price         (In Thousands)       Price
--------------------             -------------       ---------        --------       -------------        --------
$   .19 - $  4.25                    2,871              7.2           $  3.03            1,090            $  3.11
$  4.44 - $  7.59                    2,947              7.7              6.80              781               6.66
$  8.39 - $ 11.125                     682              5.9             10.82              517              10.88
$ 12.97 - $ 13.75                      540              5.0             13.73              540              13.73
                                     -----                                               -----
                  Total              7,040              6.5           $  8.59            2,928            $  8.59
                                     =====                                               =====

The following information reflects our pro forma loss information as if compensation expense associated with our stock plans had been recorded under the provisions of SFAS 123. Pro forma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant.


         Dollars in Thousands Except Per Share Data                   2000              1999             1998
         ------------------------------------------                  -------          ---------       ---------
         Net loss                                                    $  (675)         $ (1,744)       $ (25,779)
         Basic and diluted loss per share                            $ (0.02)         $  (0.05)       $   (0.74)


The estimated fair value of each option grant is determined using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of two to five years; expected volatility of 57-99%; and expected risk-free interest rates of 4-7%. The weighted-average estimated fair value of options granted during 2000, 1999 and 1998 was $4.95, $1.90 and $2.32, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the stockholders approved the 2000 Employee Stock Purchase Plan ("ESPP"). The terms of the ESPP allow for qualified employees (as defined) to participate in the purchase of up to 500,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 76,973 shares of common stock during 2000, pursuant to this plan at an average price per common share of $4.04.

SHAREHOLDERS RIGHTS PLAN

Effective July 1997, our Board of Directors adopted a shareholders rights plan under which a dividend of one preferred share purchase right (the "Right") was distributed for each outstanding share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. The Rights expire in August 2007, and are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of the common stock. Such percentage may be lowered at the Board's discretion. If the Rights become exercisable, the holder may be entitled to receive upon exercise shares of our common stock having a market value of two times the exercise price of the Rights, or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. We are entitled to redeem the Rights in whole for $0.01 per Right under certain circumstances.

SHARES OF COMMON STOCK

As of December 30, 2000, 15,936,236 shares of common stock in the aggregate were reserved for issuance related to stock options, warrants and employee benefit plans.

NOTE 10 NON-RECURRING CHARGES

During 1998, we recorded a non-recurring charge that included $13.2 million related to a strategic plan to sell or close certain antibody collection centers and actions to reduce pre-clinical product development activities at our Rockville, Maryland facility. During 1999, we reduced staff levels at our Rockville facility, closed or sold seven U.S. antibody collection centers out of the eight centers specified in the original plan, and transferred our four German antibody collection centers and related operations to a third party.

Based on the positive results from the Nabi StaphVAX Phase III trial announced in September 2000 and the approval of a plan in 2000 to increase the level of research and development activities in the future at our Rockville, Maryland facility, we reversed $3.0 million of the remaining non-recurring charge accrual into income. This was reported as a non-recurring credit in our income statement.

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

A summary of our restructuring activity for the years ended December 30, 2000 and December 31, 1999 is presented below:

Dollars in Thousands
--------------------

BALANCE AT DECEMBER 31, 1998                                         $13,214
Activity during 1999:
   Non-recurring credit                                               (1,935)
   Termination benefit payments                                         (957)
   Non-cancelable lease obligation payments and other cash outflows     (467)
   Non-cash write down of fixed and intangible assets                 (5,018)
   Non-cash write down related to German operations transfer            (754)
                                                                     -------

BALANCE AT DECEMBER 31, 1999                                           4,083
Activity during 2000:
   Termination benefit payments                                         (208)
   Non-recurring credit                                               (3,875)
                                                                     -------
BALANCE AT DECEMBER 30, 2000                                         $    --
                                                                     =======

NOTE 11 INCOME TAXES

Income (loss) before income taxes was taxed under the following jurisdictions:

                                      For the Years Ended
                          --------------------------------------------

                          December 30,    December 31,    December 31,
Dollars in Thousands         2000            1999            1998
--------------------      ------------    ------------    ------------
     Domestic              $  4,106        $    933        $(16,595)
     Foreign                     --           2,454          (5,115)
                           --------        --------        --------
              TOTAL        $  4,106        $  3,387        $(21,710)
                           ========        ========        ========

The provision for income taxes consists of the following state income taxes currently payable of $87 thousand, $43 thousand and $47 thousand for December 30, 2000, December 31, 1999 and December 31, 1998, respectively.

Deferred tax assets (liabilities) are comprised of the following:



                                                     December 30,          December 31,
Dollars in Thousands                                     2000                 1999
--------------------                                 ------------          ------------
DEFERRED TAX ASSETS:
       NOL carryforward                                $ 22,990             $ 22,255
       Capitalized research and development               4,859                6,235
       Non-recurring charge                                  --                2,186
       Research tax credit                                4,329                3,248
       Inventory reserve and capitalization               1,575                1,180
       Amortization                                       2,511                2,277
       Bad debt reserve                                     155                   22
       Depreciation                                       1,041                  913
       Alternative minimum tax credit                       900                  900
       Other                                              2,587                2,273
                                                       --------             --------
                                                         40,947               41,489
Valuation allowance                                     (34,307)             (34,886)
                                                       --------             --------
Deferred tax assets                                       6,640                6,603

DEFERRED TAX LIABILITIES:
       Amortization                                        (922)                (885)
       Other                                                 --                   --
                                                       --------             --------
Deferred tax liabilities                                   (922)                (885)
                                                       --------             --------
Net deferred tax assets                                $  5,718             $  5,718
                                                       ========             ========


The tax benefit associated with nonqualified stock options and disqualifying dispositions of incentive stock options decreased income taxes payable by $3.1 million in 2000 resulting in a net loss for income tax reporting for 2000. Such benefits were recorded as an increase to additional paid in capital.

In November 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into Nabi. The merger qualified as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's pre-merger deferred tax assets are available to offset our future taxable income, subject to certain annual and change of control limitations. The Univax pre-merger deferred tax assets primarily include NOL carryforwards, capitalized research and development expense and research tax credit carryforwards. Additionally, we have research tax credit carryforwards of $4.3 million that expire in varying amounts through 2020.

The ultimate realization of the remaining deferred tax assets is largely dependent on our ability to generate sufficient future taxable income. We believe that the valuation allowance of $34.3 million at December 30, 2000 is appropriate, given our historical loss experience and other factors. The change in the valuation allowance during 2000 and 1999 was $0.6 million and $1.6 million, respectively.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:


                                                              For the Years Ended
                                                   --------------------------------------------
                                                   December 30,    December 31,    December 31,
                                                      2000            1999            1998
                                                   ------------    ------------   ------------
Federal statutory rate                                35.0%           35.0%          (35.0)%
State income taxes, net of federal benefit             1.4             0.8             0.1
Goodwill and other amortization                        7.1             4.6             0.8
Transfer of German operations                           --           (37.7)             --
Merger transaction cost                               (1.1)           (1.1)             --
Increase (decrease) in valuation allowance           (14.1)           (4.7)           37.7
Tax credits                                          (25.2)             --            (3.1)
Other                                                 (1.0)            4.4            (0.3)
                                                      ----            ----            ----
                   Total                               2.1%            1.3%            0.2%
                                                      ====            ====            ====


NOTE 12 EARNING PER SHARE

The following is a reconciliation between basic and diluted earnings per share for the years ended December 30, 2000, December 31, 1999 and December 31,1998:



                                                                      Effect of
                                                  Basic          Dilutive Securities:   Diluted
Dollars in Thousands Except Per Share Data         EPS               Stock Options        EPS
------------------------------------------       --------        ---------------------  -------
2000

Income (Loss) Before Extraordinary Item          $  4,019                  --           $  4,019
Shares                                             36,604               1,135             37,739
Per Share                                        $   0.11                  --           $   0.11
                                                 --------               -----           --------
1999

Income (Loss) Before Extraordinary Item          $  3,344                  --           $  3,344
Shares                                             34,934                 907             35,841
Per Share                                        $   0.10                  --           $   0.09
                                                 --------               -----           --------
1998

Income (Loss) Before Extraordinary Item          $(21,757)                 --           $(21,757)
Shares                                             34,885                  --             34,885
Per Share                                        $  (0.62)                 --           $  (0.62)
                                                 --------               -----           --------


The diluted share base for the twelve months ended December 31, 1998 excludes incremental shares of 115,029 related to stock options. These shares are excluded due to their antidilutive effect as a result of our loss from continuing operations during 1998.

NOTE 13 EMPLOYEE BENEFIT PLANS

We have two defined contribution plans. The plans permit employees to contribute up to 15% of pre-tax annual compensation with a discretionary match by the company equal to 50% of each participant's contribution, up to an amount equal to 2% of the participant's earnings. Our matching contributions to the plans were approximately $0.5 million in each of the years 2000, 1999 and 1998.

NOTE 14 LEASES

We conduct a majority of our operations under operating lease agreements. The majority of the related lease agreements contain renewal options which enable us to renew the leases for periods of two to ten years at the then fair rental value at the end of the initial lease term.

Rent expense was approximately $7.2 million, $6.1 million and $6.9 million for the years ended December 30, 2000, December 31, 1999 and December 31, 1998, respectively.

As of December 30, 2000, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

     Year Ending                                  Dollars in Thousands
     -----------                                  --------------------

     2001                                               $ 6,031
     2002                                                 4,349
     2003                                                 3,671
     2004                                                 2,366
     2005                                                 2,711
     Thereafter                                           6,607
                                                        -------
     Total minimum lease commitments                    $25,735
                                                        =======

NOTE 15 RELATED PARTY TRANSACTIONS

At December 30, 2000, notes receivable from corporate officers aggregated $337 thousand, bear interest at the prime rate and mature on December 31, 2001. At December 30, 1999, notes receivable from corporate officers aggregated $315 thousand at an interest rate equal to prime.

NOTE 16 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

In connection with an exclusive licensing and distribution agreement with Cangene Corporation ("Cangene") to market and distribute WinRho SDF in the U.S. through March 2005, we agreed to loan Cangene fifty percent (50%) of the cost of capital improvements to its manufacturing facility up to $3.0 million, of which $2.4 million was advanced at December 31, 1999. The advance of $2.4 million was repaid in March of 2000. The Cangene agreement which terminates in 2005 requires us, among other things, to meet specified annual sales goals or make specified annual payments. During 2000, we met these goals.

Effective April 1999, we entered into a manufacturing agreement with Cangene for the manufacture of Nabi-HB which superseded an agreement entered into in 1997. The manufacturing agreement requires us to purchase a specified minimum amount. In addition, Cangene has exclusive marketing rights for Nabi-HB in Canada provided it meets specified sales goals. We will share in the profits from sales of Nabi-HB in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB is co-extensive with the term of the manufacturing agreement for Nabi-HB.

In 1997, we acquired from Baxter Healthcare Corporation ("Baxter") the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the first twelve-month extension beginning in May 2000. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2001 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2002. If the rights revert to Baxter and Baxter later sells these rights, Nabi and Baxter will share equally the proceeds of any such sale, and under certain circumstances Baxter will be required to make a specified payment to us. Upon FDA licensure to manufacture the product, we are obligated to pay $1.0 million to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6.0 million. Baxter is also a significant antibody product customer and a principal supplier of antibody collection supplies to Nabi.

In 1999, we entered into a five-year agreement with Catalytica Pharmaceuticals ("Catalytica") for exclusive distribution rights in the U.S. and Canada for Aloprim. Under this agreement, we sell and Catalytica manufactures the product and both companies share in profits from the sale of the product. In addition to the U.S. and Canada, we can purchase Aloprim in territories where the license holder prior to Catalytica, Glaxo Smithkline ("GSK") has not commercialized the product within five years from the effective date of the agreement. Globally, we have the rights to purchase the product from GSK, former license holder prior to Catalytica.

NOTE 17 COMMITMENTS AND CONTINGENCIES

We are a party to litigation in the ordinary course of business. In addition, we are a co-defendant with various other parties in one suit filed in the U.S. by, or on behalf of, individuals who claim to have been infected with HIV as a result of either using HIV-contaminated products made by the defendants other than us or having familial relations with those so infected. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

During July 1999, we entered into an agreement with Baxter to purchase antibody collection materials and related collection equipment. The purchase agreement requires us to purchase stated minimum quantities of specified supplies or a minimum percentage of total supplies of the specified types purchased by us, whichever is the greater. The purchase agreement ends December 31, 2004.

At December 30, 2000, we had outstanding purchase commitments in the normal course of business with various suppliers.

NOTE 18 INDUSTRY SEGMENT INFORMATION

We manage our operations in two reportable segments, the antibody products and biopharmaceutical products segments. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other biopharmaceutical manufacturers, the production and sale of antibody-based control and diagnostic products and laboratory testing services. The biopharmaceutical products segment consists of the production and sale of proprietary biopharmaceutical products and research and development efforts for the biopharmaceutical product line.

The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. We evaluate the performance of each segment based on operating profit or loss; interest expense and income taxes are not allocated.

Information regarding our operations and assets for the two industry segments is as follows:



                                                             For the Years Ended
                                               --------------------------------------------------
                                               December 30,        December 31,      December 31,
Dollars in Thousands                               2000                1999               1998
--------------------                           ------------        ------------      ------------
SALES:
   Biopharmaceutical products                   $  72,985           $  71,112           $  54,983
   Antibody products                              155,798             162,491             188,104
                                                ---------           ---------           ---------
                                                $ 228,783           $ 233,603           $ 243,087
                                                =========           =========           =========

OPERATING INCOME (LOSS):
   Biopharmaceutical products                   $  17,614           $   5,434           $ (11,499)
   Antibody products                              (10,158)              2,302              (4,473)
                                                ---------           ---------           ---------
                                                $   7,456           $   7,736           $ (15,972)
                                                =========           =========           =========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Biopharmaceutical products                   $   1,926           $   2,159           $   2,427
   Antibody products                                7,166               7,281               8,340
                                                ---------           ---------           ---------
                                                $   9,092           $   9,440           $  10,767
                                                =========           =========           =========

NON-RECURRING CHARGE:
   Biopharmaceutical products                   $  (3,012)          $      --           $   8,750
   Antibody products                                 (863)             (1,935)              5,855
                                                ---------           ---------           ---------
                                                $  (3,875)          $  (1,935)          $  14,605
                                                =========           =========           =========

CAPITAL EXPENDITURES
   Biopharmaceutical products                   $  16,351           $  15,866           $  14,147
   Antibody products                                2,609               5,170               4,377
                                                ---------           ---------           ---------
                                                $  18,960           $  21,036           $  18,524
                                                =========           =========           =========

ASSETS:
   Biopharmaceutical products                   $ 118,808           $  99,691
   Antibody products                               98,357             106,506
                                                ---------           ---------
                                                $ 217,165           $ 206,197
                                                =========           =========



A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:


                                                                                    For the Years Ended
                                                                    ----------------------------------------------
                                                                    December 30,      December 31,    December 31,
Dollars in Thousands                                                    2000             1999             1998
--------------------                                                ------------      ------------     -----------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM:
   Reportable segment operating income                                $  7,456         $  7,736         $(15,972)
   Unallocated interest expense                                         (3,581)          (4,313)          (5,681)
   Unallocated other income and expense, net                               231              (36)             (57)
                                                                      --------         --------         --------
     Consolidated income (loss) before
     income taxes and extraordinary item                              $  4,106         $  3,387         $(21,710)
                                                                      ========         ========         ========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Reportable segment depreciation & amortization expense             $  9,092         $  9,440         $ 10,767
   Unallocated (corporate) depreciation & amortization expense             746              688              735
                                                                      --------         --------         --------
     Consolidated depreciation & amortization
       expense                                                        $  9,838         $ 10,128         $ 11,502
                                                                      ========         ========         ========

CAPITAL EXPENDITURES:
   Reportable segment capital expenditures                            $ 18,960         $ 21,036         $ 18,524
   Unallocated (corporate) capital expenditures                             23               --              407
                                                                      --------         --------         --------
     Consolidated capital expenditures                                $ 18,983         $ 21,036         $ 18,931
                                                                      ========         ========         ========




                                                                    December 30,     December 31,
                                                                       2000              1999
                                                                    ------------     ------------
ASSETS:
   Reportable segment assets                                          $217,165         $206,197
   Unallocated (corporate) assets                                        7,322            8,367
                                                                      --------         --------
     Consolidated assets                                              $224,487         $214,564
                                                                      ========         ========


Information regarding sales and long-lived assets by geographic area for the years ended December 30, 2000 is as follows:

                                             For the Years Ended
                             --------------------------------------------------
                             December 30,        December 31,      December 31,
Dollars in Thousands            2000                1999               1998
--------------------         ------------        ------------      ------------

SALES:
   Domestic                   $183,995            $177,463            $177,870
   Foreign                      44,788              56,140              65,217
                              --------            --------            --------
     TOTAL                    $228,783            $233,603            $243,087
                              ========            ========            ========

LONG-LIVED ASSETS:
   Domestic                   $146,612            $135,658
   Foreign                          --                  --
                              --------            --------
     TOTAL                    $146,612            $135,658
                              ========            ========

Foreign sales are determined based upon customer location. The majority of our sales are generated from the U.S. Our principal foreign markets are the United Kingdom, Korea and Germany.

Sales for the year ended December 30, 2000 included two customers of our antibody products segment and one customer of our biopharmaceutical product segment and represented 22%, 18%, and 11%, respectively. Sales for the year ended December 31, 1999 included two customers of our antibody products segment representing 21% and 19%, respectively. Sales for the year ended December 31, 1998 included two customers of our antibody products segment each representing 18%.

NOTE 19 SELECTED QUARTERLY FINANCIAL DATA



                                                      Dollars in Thousands Except Per Share Data
                             -----------------------------------------------------------------------------------------------
                                                 Gross Profit                                Basic                 Diluted
                                                 Margin After               Net            Earnings               Earnings
                                                    Royalty               Income            (Loss)                 (Loss)
                               Sales                Expense               (Loss)           Per Share              Per Share
                             --------            ------------             ------           ---------              ---------
2000
1st Quarter                   $55,840               $14,457               $  677              $0.02                  $0.02
2nd Quarter                    57,581                14,884                1,287               0.04                   0.04
3rd Quarter                    49,736                 9,462                 (501)             (0.01)                 (0.01)
4th Quarter                    65,626                18,039                2,896               0.08                   0.08

YEAR 2000                    $228,783               $56,842               $4,359              $0.12                  $0.12

1999
1st Quarter                   $58,023               $10,617               $ (514)            $(0.01)                $(0.01)
2nd Quarter                    62,198                15,615                1,052               0.03                   0.03
3rd Quarter                    54,181                13,806                1,450               0.04                   0.04
4th Quarter                    59,201                16,419                1,356               0.04                   0.04

YEAR 1999                    $233,603               $56,457               $3,344              $0.10                  $0.09


Earnings per share was calculated for each three-month and twelve month period on a stand alone basis. The sum of the earnings per share for four quarters may not equal the earnings per share for twelve months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

NABI
--------------------------------------------------------------------------------
                                                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not already provided in Item 4A will be contained in our Proxy statement, which we intend to file within 120 days following our fiscal year end, December 30, 2000, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement which we intend to file within 120 days following our fiscal year end, December 30, 2000, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in our Proxy Statement which we intend to file within 120 days following our fiscal year end, December 30, 2000, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in our Proxy Statement which we intend to file within 120 days following our fiscal year end, December 30, 2000, and such information is incorporated herein by reference.

NABI
--------------------------------------------------------------------------------
                                                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:


                                                                                                         Page No.
                                                                                                         --------
         Reports of Independent Certified Public Accountants...............................................35-36

         Consolidated Balance Sheets at December 30, 2000 and December 31, 1999...............................37

         Consolidated Statements of Operations for the years ended December 30, 2000,
         December 31, 1999 and December 31, 1998..............................................................38

         Consolidated Statements of Stockholders' Equity for the years ended
         December 30, 2000, December 31, 1999 and December 31, 1998...........................................39

         Consolidated Statements of Cash Flows for the years ended December 30, 2000,
         December 31, 1999 and December 31, 1998..............................................................40

         Notes to Consolidated Financial Statements........................................................41-57


(a)(2) FINANCIAL STATEMENT SCHEDULES


         Schedule II - Valuation and Qualifying Accounts and Reserves.........................................64


         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 30, 2000.

(c) EXHIBITS

     3.1 Restated Certificate of Incorporation of Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)

     3.2 By-Laws (incorporated by reference to Nabi's Registration Statement on Form S-4; Commission File No. 33-63497)

     4.1 Specimen Stock Certificate (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

     4.2 Indenture between Nabi and State Street Bank and Trust Company, dated as of February 1, 1996 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)

     4.3 Registration Rights Agreement by and between Nabi and Robertson, Stephens & Company LLC and Raymond James & Associates, Inc., dated as of February 1, 1996 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)

     10.1 Shareholder Agreement effective as of September 30, 1992 between Nabi and Abbott Laboratories (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992)

     10.2 Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare Corporation and Nabi (confidential treatment) (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

     10.3 Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

     10.4 Lease Agreement dated March 31, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

     10.5      Employment Agreement dated January 1, 1993 between Nabi and David
               J. Gury (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992)

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

     10.9 Employment Agreement dated January 1, 1997 between John C. Carlisle and Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1996)

     10.11 $50 Million Loan and Security Agreement dated as of September 12, 1997 between Nabi, certain Financial Institutions and NationsBank, N.A. (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     10.12 Rights Agreement dated as of August 1, 1997, as Amended between Nabi and Registrar and Transfer Company (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.13 Amendment No. 1 and Waiver dated as of November 14, 1997 to Loan and Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1997)

     10.14 Amendment No. 2 and Waiver dated as of March 30, 1998 to Loan and Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

     10.15 Addendum to Employment Agreement dated January 15, 1998 between David D. Muth and Nabi (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1998)

     10.16 Employment Agreement dated June 1, 1998 between Thomas H. McLain and Nabi (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

     10.17 Employment Agreement dated August 1, 1998 between Dr. Robert B. Naso and Nabi (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

     10.18 Employment Agreement dated August 19, 1996 between David D. Muth and Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1998)

     10.19 Change in Control: Executive Compensation Package Agreement dated September 28, 1998 between David J. Gury and Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1998)

     10.20 Employment Agreement dated February 9, 1999 between Bruce K. Farley and Nabi (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1998)

     10.21 Amendment No. 3 and Waiver dated as of March 1, 1999 to Loan and Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1998)

     10.22 1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1998)

     10.23 Amended and Restated By-Laws of Nabi dated May 28, 1999 (incorporated by Reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     10.24 Employment Agreement dated August 1, 1999 between David D. Muth and Nabi (incorporated by reference to Nabi's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

     10.25 Amendment No. 4 dated as of February 1, 2000 to Loan and Security Agreement dated as of September 12, 1997 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1999)

     10.26* Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Dr. Robert B. Naso and Nabi

     10.27* Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between David D. Muth and Nabi

     10.28* Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Bruce K. Farley and Nabi

     10.29* Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Thomas H. McLain and Nabi

     10.30 Nabi 2000 Equity Incentive Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File No. 333-38864)

     10.31 Nabi 2000 Employee Stock Purchase Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File
               No. 333-38864)

     10.32 Nabi-Rockville Savings and Retirement Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File No. 333-38866)

     10.33 Nabi Savings and Retirement Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File
               No. 333-38868)

     10.34* Amendment No. 5 dated as of October 25, 2000 to Loan and Security Agreement dated as of September 12, 1997

     10.35*    Change in Control Addendum dated December 11, 2000 between David
               J. Gury and Nabi

     10.36* Change in Control Addendum dated December 11, 2000 between Dr. Robert B. Naso and Nabi

     10.37*    Change in Control Addendum dated December 11, 2000 between David
               D. Muth and Nabi

     10.38*    Change in Control Addendum dated December 11, 2000 between Bruce
               K. Farley and Nabi

     10.39*    Change in Control Addendum dated December 11, 2000 between Thomas
               H. McLain and Nabi

     21*       Subsidiaries of the Registrant

     23.1*     Consent of Ernst & Young, LLP, Independent Certified Public
               Accountants

     23.2* Consent of PricewaterhouseCoopers, LLP, Independent Certified Public Accountants

-----------------

* FILED HEREWITH

NABI
--------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of March 2001.

                                      NABI

                                      By: /s/ David Gury
                                          ------------------------------------
                                          DAVID J. GURY
                                          Chairman of the Board, President and
                                          Chief Executive Officer

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


         Signatures                                         Title                               Date
         ----------                                         -----                               ----


/s/ David J. Gury                                    Chairman of the Board,                          March 5, 2001
------------------------------------                 President, Chief Executive Officer
David J. Gury



/s/ Thomas H. McLain                                 Senior Vice President, Corporate                March 5, 2001
--------------------------------------------         Services and Chief Financial Officer
Thomas H. McLain



/s/ Mark L. Smith                                    Vice President of Finance,                      March 5, 2001
------------------------------------                 Chief Accounting Officer
Mark L. Smith



/s/ David L. Castaldi                                Director                                        March 5, 2001
--------------------------------------------
David L. Castaldi



/s/ Geoffrey F. Cox                                  Director                                        March 5, 2001
--------------------------------------------
Dr. Geoffrey F. Cox



/s/ George W. Ebright                                Director                                        March 5, 2001
--------------------------------------------
George W. Ebright



/s/ Richard A. Harvey                                Director                                        March 5, 2001
--------------------------------------------
Richard A. Harvey, Jr.



/s/ Linda Jenckes                                    Director                                        March 5, 2001
------------------------------------
Linda Jenckes



/s/ David A. Thompson                                Director                                        March 5, 2001
--------------------------------------------
David A. Thompson


NABI
--------------------------------------------------------------------------------
                    Schedule II - Valuation and Qualifying Accounts and Reserves


                                                                               Additions              Deductions
                                                                    -----------------------------     ----------
                                                                                                      Write-offs
                                                  Balance At        Charged to        Charged to        Charged         Balance
                                                 Beginning of       Costs and           Other           Against         at End
Classification                                      Period           Expenses          Accounts         Reserve        of Period
--------------                                   ------------       ----------        ----------       --------        ---------
(In Thousands)

YEAR ENDED DECEMBER 30, 2000:
    Allowance for doubtful accounts                 $    62          $   380           $    --           $    25          $   417

    Deferred tax asset valuation allowance          $34,886          $    --           $  (579)          $    --          $34,307

    Inventory valuation allowance                   $ 3,276          $ 2,625           $(1,122)          $ 1,820          $ 2,959
                                                    -------          -------           -------           -------          -------

YEAR ENDED DECEMBER 31, 1999:
    Allowance for doubtful accounts                 $   221          $  (136)          $    --           $    23          $    62

    Deferred tax asset valuation allowance          $36,508          $    --           $(1,622)          $    --          $34,886

    Inventory valuation allowance                   $ 4,508          $ 2,235           $  (802)          $ 2,665          $ 3,276
                                                    -------          -------           -------           -------          -------

YEAR ENDED DECEMBER 31, 1998:
    Allowance for doubtful accounts                 $   403          $   (20)          $    --           $   162          $   221

    Deferred tax asset valuation allowance          $28,324          $    --           $ 8,184           $    --          $36,508

    Inventory valuation allowance                   $   641          $ 2,936           $ 1,692           $   761          $ 4,508
                                                    -------          -------           -------           -------          -------

