Form 10-Q
period 2001-03-31
NABI /DE/
filed 2001-05-02
CIK 72444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ----------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER: 0-4829-03

                                      NABI
             (Exact name of registrant as specified in its charter)


             DELAWARE                                 59-1212264
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


           5800 PARK OF COMMERCE BOULEVARD N.W., BOCA RATON, FL 33487 (Address of principal executive offices, including zip code)


                                 (561) 989-5800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The number of shares outstanding of registrant's common stock at April 28, 2001 was 37,897,116 shares.

NABI
------------------------------------------------------------------------------
                                                                         INDEX


                                                                                                           PAGE NO.
                                                                                                           --------

PART I. FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS ........................................................................3

                  - Consolidated Balance Sheets, March 31, 2001 and December 30, 2000..........................3
                  - Consolidated Statements of Operations for the three months ended
                        March 31, 2001 and April 1, 2000.......................................................4
                  - Consolidated Statements of Cash Flows for the three months ended
                        March 31, 2001 and April 1, 2000.......................................................5
                  - Notes to Consolidated Financial Statements.................................................6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.................................................................8

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................11


PART II. OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS...........................................................................11

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................................................11

                  SIGNATURES..................................................................................12





PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NABI
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS



                                                                            (UNAUDITED)
(Amounts in Thousands, Except per Share Data)                              MARCH 31, 2001         DECEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
          Cash                                                                   $   2,270                $   1,554
          Trade accounts receivable, net                                            30,262                   38,315
          Inventories, net                                                          29,898                   32,602
          Prepaid expenses and other current assets                                  5,410                    5,405
                                                                          -----------------        -----------------
                    TOTAL CURRENT ASSETS                                            67,840                   77,876

PROPERTY AND EQUIPMENT, NET                                                        122,105                  120,188
OTHER ASSETS:
          Goodwill                                                                  12,327                   12,509
          Intangible assets, net                                                     6,896                    7,091
          Other, net                                                                 6,697                    6,823
                                                                          -----------------        -----------------
TOTAL ASSETS                                                                     $ 215,865                $ 224,487
                                                                          =================        =================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Trade accounts payable                                                 $  13,921                $  15,923
          Accrued expenses                                                          15,177                   21,359
          Notes payable                                                              1,000                    1,000
                                                                          -----------------        -----------------
                    TOTAL CURRENT LIABILITIES                                       30,098                   38,282

NOTES PAYABLE                                                                      107,369                  108,535
OTHER LIABILITIES                                                                      263                      276
                                                                          -----------------        -----------------
                    TOTAL LIABILITIES                                              137,730                  147,093
                                                                          -----------------        -----------------
STOCKHOLDERS' EQUITY:
          Convertible preferred stock, par value $.10 per share:
                 5,000 shares authorized; no shares outstanding                         --                       --
          Common stock, par value $.10 per share: 75,000 shares
                 authorized; 37,866 and 37,833 shares issued and
                 outstanding, respectively                                           3,787                    3,783
          Capital in excess of par value                                           152,694                  152,642
          Accumulated deficit                                                      (78,346)                 (79,031)
                                                                          -----------------        -----------------
                   TOTAL STOCKHOLDERS' EQUITY                                       78,135                   77,394
                                                                          -----------------        -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 215,865                $ 224,487
                                                                          =================        =================



          See accompanying notes to consolidated financial statements

NABI
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           (UNAUDITED)
                                                                                    FOR THE THREE MONTHS ENDED
                                                                             -----------------------------------------
(Amounts in Thousands, Except per Share Data)                                 MARCH 31, 2001           APRIL 1, 2000
----------------------------------------------------------------------------------------------------------------------

SALES                                                                                $  60,178              $  55,840
COSTS AND EXPENSES:
         Costs of products sold                                                         44,177                 38,462
         Royalty expense                                                                 2,364                  2,921
         Selling, general and administrative expense                                     8,929                  8,435
         Research and development expense                                                2,978                  3,995
         Other operating expense, principally freight and amortization                     456                    500
                                                                             ------------------       ----------------
OPERATING INCOME                                                                         1,274                  1,527

INTEREST INCOME                                                                              6                    126
INTEREST EXPENSE                                                                          (534)                (1,025)
OTHER (EXPENSE) INCOME, NET                                                                (25)                    71
                                                                             ------------------       ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                   721                    699

PROVISION FOR INCOME TAXES                                                                 (36)                   (22)
                                                                             ------------------       ----------------
NET INCOME                                                                           $     685              $     677
                                                                             ==================       ================
BASIC EARNINGS PER SHARE                                                             $    0.02              $    0.02
                                                                             ==================       ================
DILUTED EARNINGS PER SHARE                                                           $    0.02              $    0.02
                                                                             ==================       ================
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                               37,840                 35,386
                                                                             ==================       ================
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                                             38,687                 36,828
                                                                             ==================       ================


          See accompanying notes to consolidated financial statements

NABI
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               (UNAUDITED)
                                                                                        FOR THE THREE MONTHS ENDED
                                                                                   -------------------------------------
(Dollars in Thousands)                                                             MARCH 31, 2001         APRIL 1, 2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
        Net income                                                                        $   685              $    677
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                  2,674                 2,528
             Provision for doubtful accounts                                                   --                   224
             Provision for slow-moving or obsolete inventory                                1,617                   455
             Other                                                                             23                    14
        Changes in assets and liabilities:
             Decrease in trade accounts receivable                                          8,053                11,032
             Decrease in inventories                                                        1,087                   813
             (Increase) decrease in prepaid expenses and other assets                          (5)                1,620
             Increase in other assets                                                          (9)                 (172)
             Decrease in accounts payable and accrued liabilities                          (8,197)              (13,887)
                                                                                   ---------------        --------------
             Total adjustments                                                              5,243                 2,627
                                                                                   ---------------        --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   5,928                 3,304
                                                                                   ---------------        --------------
CASH FLOW FROM INVESTING ACTIVITIES:
             Capital expenditures                                                          (4,061)               (3,958)
             Expenditures for other assets                                                    (41)                   --
                                                                                   ---------------        --------------
NET CASH USED BY INVESTING ACTIVITIES                                                      (4,102)               (3,958)
                                                                                   ---------------        --------------
CASH FLOW FROM FINANCING ACTIVITIES:
             Repayments under line of credit                                                 (916)                 (306)
             Repayments of term debt                                                         (250)                   --
             Other debt repayments                                                             --                   (38)
             Proceeds from exercise of employee stock options                                  56                 3,066
                                                                                   ---------------        --------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                           (1,110)                2,722
                                                                                   ---------------        --------------
NET INCREASE IN CASH                                                                          716                 2,068

CASH AT BEGINNING OF PERIOD                                                                 1,554                   806
                                                                                   ---------------        --------------
CASH AT END OF PERIOD                                                                    $  2,270              $  2,874
                                                                                   ===============        ==============



          See accompanying notes to consolidated financial statements

NABI
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

NOTE 1  OVERVIEW

Nabi is focused on the discovery, development and commercialization of products that prevent and treat infectious and autoimmune diseases. We are nearing completion of a multi-year transition from being a leading provider of antibody products into becoming a vertically integrated biopharmaceutical company. We currently have an extensive pipeline of innovative drugs and vaccines in clinical and pre-clinical development and have four marketed biopharmaceutical products: Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], WinRho SDF(R)
[Rho (D) Immune Globulin Intravenous (Human)], Autoplex(R) T
[Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for Injection]. We are also one of the largest collectors and suppliers of specialty and non-specific antibody products in the world. We collect these products from an extensive donor base in the U.S. Some of these antibodies are used in the production of our biopharmaceutical products. Most are supplied to other biopharmaceutical and diagnostic companies for the manufacture of numerous products.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2000.

In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary to present fairly, our consolidated financial position as of March 31, 2001 and the consolidated results of our operations and cash flows for the three months ended March 31, 2001 and April 1, 2000. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2  INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:


(Dollars in Thousands)                                 MARCH 31, 2001     DECEMBER 30, 2000
----------------------------------------------------------------------------------------------
Finished goods                                           $    26,849       $    28,852
Work in process                                                1,013             1,055
Raw materials                                                  2,036             2,695
                                                      ----------------- ----------------------
         TOTAL                                           $    29,898       $    32,602
                                                      ================= ======================


NOTE 3  EARNINGS PER SHARE


The following is a reconciliation between basic and diluted earnings per share:


                                                                                       EFFECT OF
                                                                                       DILUTIVE
                                                                                      SECURITIES:
(Amounts in Thousands, Except per Share Data)                         BASIC EPS      STOCK OPTIONS   DILUTED EPS
-----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Net income                                                              $   685        $    --          $    685
Shares                                                                   37,840            847            38,687
Per share                                                               $  0.02        $    --          $   0.02
                                                              ------------------ -------------- -----------------

FOR THE THREE MONTHS ENDED APRIL 1, 2000
Net income                                                              $   677        $    --          $    677
Shares                                                                   35,386          1,442            36,828
Per share                                                               $  0.02        $    --          $   0.02
                                                              ================== ============== =================


NOTE 4  OPERATING SEGMENT INFORMATION

The following table presents information related to our two operating business segments:


                                                             FOR THE THREE MONTHS ENDED
                                                        -------------------------------------
(Dollars in Thousands)                                  MARCH 31, 2001        APRIL 1, 2000
---------------------------------------------------------------------------------------------
SALES:
     Biopharmaceutical products                           $    15,114            $   16,221
     Antibody products                                         45,064                39,619
                                                        ----------------      ---------------
         TOTAL                                            $    60,178            $   55,840
                                                        ================      ===============

OPERATING INCOME (LOSS):
     Biopharmaceutical products                           $     1,800            $    1,925
     Antibody products                                           (526)                 (398)
                                                        ----------------      ---------------
         TOTAL                                            $     1,274            $    1,527
                                                        ================      ===============



The following summary reconciles reportable segment operating income to income before provision for income taxes:


                                                                   FOR THE THREE MONTHS ENDED
                                                               -----------------------------------
(Dollars in Thousands)                                          MARCH 31, 2001       APRIL 1, 2000
--------------------------------------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES:
  Reportable segment operating income                              $   1,274          $    1,527
  Unallocated interest income                                              6                 126
  Unallocated interest expense                                          (534)             (1,025)
  Unallocated other (expense) income, net                                (25)                 71
                                                               -----------------   ---------------
  Income before provision for income taxes                         $     721          $      699
                                                               =================   ===============


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 31, 2001 and April 1, 2000. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. All dollar amounts are expressed in thousands, except per share data.


RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of sales:



                                                                               FOR THE THREE MONTHS ENDED
                                                                         ---------------------------------------
                                                                          MARCH 31, 2001          APRIL 1, 2000
                                                                         ----------------------------------------
        SALES                                                                   100.0%                100.0%
           Costs of products sold                                                73.4                  68.9
           Royalty expense                                                        3.9                   5.2
           Selling, general and administrative expense                           14.8                  15.1
           Research and development expense                                       5.0                   7.2
           Other operating expense                                                0.8                   0.9
                                                                             --------               --------
        OPERATING INCOME                                                          2.1                   2.7
        INTEREST INCOME                                                            --                    --
        INTEREST EXPENSE                                                         (0.9)                 (1.8)
        OTHER (EXPENSE) INCOME, NET                                                --                   0.3
                                                                             --------               --------
        INCOME BEFORE PROVISION FOR INCOME TAXES                                  1.2                   1.2
        PROVISION FOR INCOME TAXES                                               (0.1)                   --
                                                                             --------               --------
        NET INCOME                                                                1.1%                  1.2%
                                                                             ========               ========

Information concerning our sales by operating segments is set forth in the following table:

                                                                         FOR THE THREE MONTHS ENDED
                                                         ------------------------------------------------------------
(Dollars in Thousands)                                         MARCH 31, 2001                   APRIL 1, 2000
---------------------------------------------------------------------------------------------------------------------
Biopharmaceutical products                                  $ 15,114       25.1%           $ 16,221        29.0%
                                                         ------------- --------------   -------------- --------------
Antibody products:
         -Specialty antibodies                                14,626       24.3              14,209        25.5
         -Non-specific antibodies                             30,438       50.6              25,410        45.5
                                                         ------------- --------------   -------------- --------------
                                                              45,064       74.9              39,619        71.0
                                                         ------------- --------------   -------------- --------------
         TOTAL                                              $ 60,178      100.0%           $ 55,840       100.0%
                                                         ============= ==============   ============== ==============



FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

SALES. Sales for the first quarter of 2001 were $60.2 million compared to $55.8 million for the first quarter of 2000, an increase of $4.4 million or 8%. Biopharmaceutical product sales decreased in the first quarter of 2001 by approximately 7% from the 2000 first quarter due to lower sales of Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] which continue to be limited by contract production issues at the manufacturer for this product and lower sales of WinRho SDF(R) [Rho (D) Immune Globulin Intravenous (Human)].

Total antibody sales increased by almost 14% from the comparable quarter in 2000. Non-specific antibody product sales increased 20%, due primarily to higher pricing combined with increased volume. Sales of specialty antibodies increased 3% led by Anti-Tetanus and Anti-Rabies sales. These results were offset by planned decreases in sales of Anti-D and Anti-HBs specialty antibodies.

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Gross profit and related margin for the first quarter of 2001 was $13.6 million, or 23% of sales, compared to $14.5 million, or 26% of sales, in the first quarter of 2000. Gross profit margin in the first quarter of 2001 was impacted by an inventory reserve primarily related to product dating. Gross profit margin benefited from a non-performance penalty due to us as a result of contractual delivery shortfalls by the supplier of Autoplex T. Royalty expense in the first quarter of 2001 was $2.4 million, or 4% of biopharmaceutical product sales, compared to $2.9 million, or 5% of biopharmaceutical product sales in the first quarter of 2000. The decrease in royalty expense in 2001 resulted from lower royalties for Nabi-HB, since our royalty obligation to Abbott Laboratories ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $8.9 million, or 15% of sales, for the first quarter of 2001 compared to $8.4 million, or 15% of sales, in the first quarter of 2000. The increase primarily reflects an increase in sales and marketing expenses for sales force expansion to support anticipated growth in the biopharmaceutical business in 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.0 million, or 5% of sales, for the first quarter of 2001 compared to $4.0 million, or 7% of sales, in the first quarter of 2000. The decrease is due primarily to the completion of the pivotal Phase 3 clinical trial for Nabi(R) StaphVAX(R) [STAPHYLOCOCCUS AUREUS Polysaccharide Conjugate Vaccine] during 2000. First quarter results also benefited from reimbursement under a grant from the National Institute of Health for the Nabi(R) NicVAX(TM) [Nicotine Conjugate Vaccine] program.

INTEREST EXPENSE. Interest expense for the first quarter of 2001 was $0.5 million, or 1% of sales, compared to $1.0 million, or 2% of sales, in the first quarter of 2000. The decrease is primarily attributable to higher amounts of interest capitalized during the first quarter of 2001. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $1.6 million and $1.3 million for the quarters ending March 31, 2001 and April 1, 2000, respectively. Once our Boca Raton, Florida facility is ready for its intended use, interest and other costs currently being capitalized will become expenses. Licensure of the Boca Raton, Florida facility for the manufacture of Nabi-HB is expected to occur in 2001. At that time, we will also begin to depreciate the capitalized cost of the plant. The total capitalized value of the facility was approximately $83.0 million at March 31, 2001.

OTHER FACTORS. The provision for income taxes was $36 thousand for the first quarter of 2001 compared to a provision of $22 thousand in the first quarter of 2000. The 5% effective tax rate in the first quarter of 2001 differs from the statutory rate of 35% due to our expectation of realizing a current year benefit from the use of a portion of our net operating loss carryforwards from prior years.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, our credit agreement provided for a revolving credit facility of up to $45.0 million subject to certain borrowing base restrictions, and a $4.1 million term loan. The credit agreement matures in September 2002. Borrowings under the revolving credit and term loan agreement totaled $29.7 million at March 31, 2001 as compared to $31.0 million at December 30, 2000, and additional availability was approximately $5.0 million at March 31, 2001. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of March 31, 2001, our current assets exceeded current liabilities by $37.7 million as compared to a net working capital position of $39.6 million at December 30, 2000. Cash at March 31, 2001 was $2.3 million compared to $1.6 million at December 30, 2000. Cash provided from operations for the three months ended March 31, 2001 was $5.9 million versus $3.3 million for the three months ended April 1, 2000. During the first quarter of each of 2001 and 2000, reductions in accounts receivable and inventory were offset by a reduction of accounts payable and accrued liabilities. The primary uses of cash during the three months ended March 31, 2001 and April 1, 2000 were capital expenditures, $4.1 million and $4.0 million, respectively, principally associated with our biopharmaceutical manufacturing facility in Boca Raton, Florida, and a reduction of borrowings under the revolving credit facility and term loan, $1.2 million and $0.3 million, respectively. Additionally, in the three months ended April 1, 2000, we realized $3.1 million of proceeds from the exercise of stock options.

The biopharmaceutical manufacturing facility requires FDA licensure to produce biopharmaceutical products for sale in the U.S. Projected capital expenditures for 2001 include the anticipated costs of completion to prepare the facility for its intended use of approximately $11.3 million, including capitalized interest and antibody collection center renovations. We believe that cash flow from operations and our available bank credit facilities will be sufficient to meet our anticipated cash requirements for 2001. We are also in the process of seeking additional cash to fund the development of our biopharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities and equity placements.

FORWARD LOOKING STATEMENTS

The parts of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" contain certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management's beliefs and assumptions made by management. Readers should refer to a discussion under "Factors to be Considered" contained in Nabi's Annual Report on Form 10-K for the year ended December 30, 2000 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in our exposure to market risk during the three months ended March 31, 2001 which would require an update to the disclosures provided in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

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

We have advised Baxter Healthcare Corporation (Baxter) that we are terminating a contract to supply antibodies to Baxter. The contract, by its terms, extends until December 31, 2004. We believe the contract permits us to terminate it if it becomes commercially unreasonable for us to perform under the contract. Baxter is contesting this termination and has invoked an arbitration provision in the contract to resolve the controversy. We have asserted counterclaims against Baxter in the arbitration proceeding.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

We did not file any Exhibits or reports on Form 8-K during the three months ended March 31, 2001.

NABI
--------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NABI

Date: May 2, 2001                     By: /s/ MARK L. SMITH
                                          -----------------------------------
                                              MARK L. SMITH
                                              Senior Vice President, Finance
                                                 Chief Financial Officer