Form 10-Q
period 2001-06-30
NABI /DE/
filed 2001-08-09
CIK 72444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ----------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________.

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

                                 YES [X] NO [ ]

The number of shares outstanding of registrant's common stock at July 28, 2001 was 38,044,796 shares.

NABI
-------------------------------------------------------------------------------
                                                                           INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
PART I. FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS ........................................................................3

                  -     Consolidated Balance Sheets, June 30, 2001 and December 30, 2000.......................3
                  -     Consolidated Statements of Income for the three months and six months ended June 30, 2001 and July 1, 2000...................................................4
                  -     Consolidated Statements of Cash Flows for the six months
                         ended June 30, 2001 and July 1, 2000..................................................5
                  -     Notes to Consolidated Financial Statements.............................................6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS....................................................................9

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................13


PART II. OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS...........................................................................14

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................14

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................................................15

                  SIGNATURES..................................................................................16



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NABI
-------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS




                                                                            (UNAUDITED)
                                                                              JUNE 30,          DECEMBER 30,
                                                                                2001                 2000
                                                                           -------------        ------------
(Amounts in Thousands, Except per Share Data)

ASSETS

CURRENT ASSETS:
          Cash                                                              $   1,954             $   1,554
          Trade accounts receivable, net                                       34,435                38,315
          Inventories, net                                                     30,261                32,602
          Prepaid expenses and other current assets                             3,312                 5,405
                                                                            ---------             ---------
                    TOTAL CURRENT ASSETS                                       69,962                77,876

PROPERTY AND EQUIPMENT, NET                                                   124,243               120,188
OTHER ASSETS:
          Goodwill                                                             12,145                12,509
          Intangible assets, net                                                6,896                 7,091
          Other, net                                                            6,535                 6,823
                                                                            ---------             ---------
TOTAL ASSETS                                                                $ 219,781             $ 224,487
                                                                            =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Trade accounts payable                                            $  12,921             $  15,923
          Accrued expenses                                                     23,305                21,359
          Notes payable                                                         1,000                 1,000
                                                                            ---------             ---------
                    TOTAL CURRENT LIABILITIES                                  37,226                38,282
NOTES PAYABLE                                                                 101,978               108,535
OTHER LIABILITIES                                                                 241                   276
                                                                            ---------             ---------
                    TOTAL LIABILITIES                                         139,445               147,093
                                                                            ---------             ---------
STOCKHOLDERS' EQUITY:
          Convertible preferred stock, par value $.10 per share:
                 5,000 shares authorized; no shares outstanding                    --                    --
          Common stock, par value $.10 per share: 75,000 shares
                 authorized; 38,041 and 37,833 shares issued and
                 outstanding, respectively                                      3,804                 3,783
          Capital in excess of par value                                      153,363               152,642
          Accumulated deficit                                                 (76,831)              (79,031)
                                                                            ---------             ---------
                   TOTAL STOCKHOLDERS' EQUITY                                  80,336                77,394
                                                                            ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 219,781             $ 224,487
                                                                            =========             =========


           See accompanying notes to consolidated financial statements

NABI
-------------------------------------------------------------------------------
                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                                          (UNAUDITED)
                                                                  FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                  ---------------------------      ---------------------------
                                                                   JUNE 30,         JULY 1,         JUNE 30,           JULY 1,
                                                                    2001             2000             2001              2000
                                                                  ---------        ---------        ---------        ---------
(Amounts in Thousands, Except per Share Data)

SALES                                                             $  65,288        $  57,581        $ 125,466        $ 113,421
COSTS AND EXPENSES:
           Costs of products sold                                    44,764           39,888           88,941           78,350
           Royalty expense                                            3,113            2,809            5,477            5,730
           Selling, general and administrative expense               11,086            8,687           20,015           17,121
           Research and development expense                           3,900            3,781            6,878            7,777
           Other operating expense, principally freight and
             amortization                                               431              457              887              957
                                                                  ---------        ---------        ---------        ---------
OPERATING INCOME                                                      1,994            1,959            3,268            3,486

INTEREST INCOME                                                           7               10               13              136
INTEREST EXPENSE                                                       (410)            (980)            (944)          (2,005)
OTHER INCOME (EXPENSE), NET                                               3                3              (22)              74
                                                                  ---------        ---------        ---------        ---------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY GAIN                                              1,594              992            2,315            1,691

PROVISION FOR INCOME TAXES                                              (79)             (45)            (115)             (67)
                                                                  ---------        ---------        ---------        ---------
INCOME BEFORE EXTRAORDINARY GAIN                                      1,515              947            2,200            1,624

EXTRAORDINARY GAIN, NET OF INCOME TAXES                                  --              340               --              340
                                                                  ---------        ---------        ---------        ---------
NET INCOME                                                        $   1,515        $   1,287        $   2,200        $   1,964
                                                                  =========        =========        =========        =========

BASIC EARNINGS PER SHARE:
           INCOME BEFORE EXTRAORDINARY GAIN                       $    0.04        $    0.03        $    0.06        $    0.05
           EXTRAORDINARY GAIN                                          0.00             0.01             0.00             0.01
                                                                  ---------        ---------        ---------        ---------
           NET INCOME                                             $    0.04        $    0.04        $    0.06        $    0.06
                                                                  =========        =========        =========        =========
DILUTED EARNINGS PER SHARE:
            INCOME BEFORE EXTRAORDINARY GAIN                      $    0.04        $    0.03        $    0.06        $    0.04
            EXTRAORDINARY GAIN                                         0.00             0.01             0.00             0.01
                                                                  ---------        ---------        ---------        ---------
            NET INCOME                                            $    0.04        $    0.04        $    0.06        $    0.05
                                                                  =========        =========        =========        =========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                            37,939           35,761           37,889           35,573
                                                                  =========        =========        =========        =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                          39,179           36,735           38,933           36,781
                                                                  =========        =========        =========        =========



           See accompanying notes to consolidated financial statements

NABI
-------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              (unaudited)
                                                                          FOR THE SIX MONTHS ENDED
                                                                        -----------------------------
                                                                        JUNE 30, 2001    JULY 1, 2000
                                                                        -------------    ------------
(Dollars in Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
        Net income                                                        $  2,200        $  1,964
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                   5,308           5,036
             Provision for doubtful accounts                                     7             (28)
             Provision for slow moving or obsolete inventory                 2,096             717
             Non-cash compensation                                             835              --
             Extraordinary gain                                                 --            (340)
             Other                                                              95              14
        Changes in assets and liabilities:
             Decrease in trade accounts receivable                           3,873           1,765
             Decrease in inventories                                           245           1,790
             Decrease in prepaid expenses and other assets                   2,093           1,262
             Increase in other assets                                           (6)            (87)
             Decrease in accounts payable and accrued liabilities           (1,556)         (8,386)
                                                                          --------        --------
             Total adjustments                                              12,990           1,743
                                                                          --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   15,190           3,707
                                                                          --------        --------
CASH FLOW FROM INVESTING ACTIVITIES:
             Capital expenditures                                           (8,406)         (9,667)
             Expenditures for other assets                                    (199)             --
                                                                          --------        --------
NET CASH USED BY INVESTING ACTIVITIES                                       (8,605)         (9,667)
                                                                          --------        --------
CASH FLOW FROM FINANCING ACTIVITIES:
              (Repayments) borrowings under line of credit                  (6,057)          3,780
              Repayments of term debt                                         (500)           (167)
              Other debt repayments                                             --             (39)
              Proceeds from exercise of employee stock options                 372           3,166
                                                                          --------        --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                            (6,185)          6,740
                                                                          --------        --------
NET INCREASE IN CASH                                                           400             780
CASH AT BEGINNING OF PERIOD                                                  1,554             806
                                                                          --------        --------
CASH AT END OF PERIOD                                                     $  1,954        $  1,586
                                                                          ========        ========



           See accompanying notes to consolidated financial statements

NABI
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

NOTE 1. OVERVIEW

Nabi is focused on the discovery, development and commercialization of products that prevent and treat infectious and autoimmune diseases. We are nearing completion of a multi-year transition from being a leading provider of antibody products into becoming a vertically integrated biopharmaceutical company. We currently have an extensive pipeline of innovative drugs and vaccines in clinical and pre-clinical development and have four marketed biopharmaceutical products: Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)], WinRho SDF(R) [Rho
(D) Immune Globulin Intravenous (Human)], Autoplex(R) T (Anti-Inhibitor Coagulant Complex, Heat Treated) and Aloprim(TM) [(Allopurinol sodium) for injection]. We are also one of the largest collectors and suppliers of specialty and non-specific antibody products in the world. We collect these products from an extensive donor base in the U.S. Some of these antibodies are used in the production of our biopharmaceutical products. Most are supplied to other biopharmaceutical and diagnostic companies for the manufacture of numerous products.

On June 25, 2001, we signed a definitive agreement to sell the operating assets of a majority of our antibody collection business to CSL Limited (CSL). The agreement covers 47 of our total 56 antibody collection centers and the majority of our testing laboratory. In return, we will receive a cash payment of $152 million from CSL subject to closing adjustments. We will retain accounts receivable and accounts payable at the closing date and retain certain inventory that will be used in the production of our biopharmaceutical products. The transaction is subject to customary closing conditions and is scheduled to close by the end of the third quarter of 2001.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2000.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly, our consolidated financial position as of June 30, 2001 and the consolidated results of our operations for the three months and six months ended June 30, 2001 and July 1, 2000 and our cash flows for the six months ended June 30, 2001 and July 1, 2000. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2. INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

                                    JUNE 30,         DECEMBER 30,
                                     2001                2000
                                    --------         ------------

(Dollars in Thousands)

         Finished goods             $26,937            $28,852
         Work in process              1,171              1,055
         Raw materials                2,153              2,695
                                    -------            -------
                  TOTAL             $30,261            $32,602
                                    =======            =======

NOTE 3. EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share:

                                FOR THE THREE MONTHS ENDED                              FOR THE SIX MONTHS ENDED
                      ------------------------------------------------     --------------------------------------------------

                                        Effect of                                              Effect of
                                         Dilutive                                               Dilutive
                                        Securities:                                           Securities:
                       Basic EPS       Stock Options     Diluted EPS           Basic EPS     Stock Options       Diluted EPS
                      -------------    --------------   ---------------     ---------------- --------------    ---------------
(Amounts in Thousands,
   Except per Share Data)

JUNE 30, 2001
Net income               $ 1,515                 --            $ 1,515            $ 2,200                 --            $ 2,200
Shares                    37,939              1,240             39,179             37,889              1,044             38,933
Per share                $  0.04                 --            $  0.04            $  0.06                 --            $  0.06
                         -------            -------            -------            -------            -------            -------
JULY 1, 2000
Net income               $ 1,287                 --            $ 1,287            $ 1,964                 --            $ 1,964
Shares                    35,761                974             36,735             35,573              1,208             36,781
Per share                $  0.04                 --            $  0.04            $  0.06                 --            $  0.05
                         =======            =======            =======            =======            =======            =======




NOTE 4. OPERATING SEGMENT INFORMATION

The following table presents information related to our two operating business segments:

                                           FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                        ----------------------------------         ----------------------------------
                                        JUNE 30, 2001         JULY 1, 2000         JUNE 30, 2001         JULY 1, 2000
                                        -------------         ------------         -------------         ------------
(Dollars in Thousands)

SALES:
     Biopharmaceutical products            $  18,860            $  17,781             $  33,974             $  34,002
     Antibody products                        46,428               39,800                91,492                79,419
                                           ---------            ---------             ---------             ---------
         TOTAL                             $  65,288            $  57,581             $ 125,466             $ 113,421
                                           =========            =========             =========             =========
OPERATING INCOME (LOSS):
     Biopharmaceutical products            $   1,827            $   3,828             $   3,627             $   5,753
     Antibody products                           167               (1,869)                 (359)               (2,267)
                                           ---------            ---------             ---------             ---------
         TOTAL                             $   1,994            $   1,959             $   3,268             $   3,486
                                           =========            =========             =========             =========



The following summary reconciles reportable segment operating income to income before provision for income taxes and extraordinary gain:


                                                        FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                       -----------------------------           ----------------------------
                                                        JUNE 30,            JULY 1,             JUNE 30,            JULY 1,
                                                         2001                2000                2001                2000
                                                        -------             -------             -------             -------

(Dollars in Thousands)

INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY GAIN:
    Reportable segment operating income                 $ 1,994             $ 1,959             $ 3,268             $ 3,486
    Unallocated interest income                               7                  10                  13                 136
    Unallocated interest expense                           (410)               (980)               (944)             (2,005)
    Unallocated other income (expense), net                   3                   3                 (22)                 74
                                                        -------             -------             -------             -------
Income before provision for income taxes and
extraordinary gain                                      $ 1,594             $   992             $ 2,315             $ 1,691
                                                        =======             =======             =======             =======



NOTE 5. NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 eliminated the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. The adoption of SFAS No. 142 for fiscal year 2002 will result in our discontinuation of amortization of our goodwill which was $0.4 million for the first six months of 2001. We will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002.

NOTE 6. OTHER INFORMATION

We have advised Baxter Healthcare Corporation (Baxter) that we are terminating a contract to supply antibodies to Baxter. The contract, by its terms, extends until December 31, 2004. We believe the contract permits us to terminate it if it becomes commercially unreasonable for us to perform under the contract. Baxter is contesting this termination and has invoked an arbitration provision in the contract to resolve the controversy. We have asserted counterclaims against Baxter in the arbitration proceeding. Pending the resolution of the arbitration, we are continuing to supply antibodies to Baxter as if the contract had not been terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 25, 2001, we signed a definitive agreement to sell the operating assets of a majority of our antibody collection business to CSL Limited (CSL). The agreement covers 47 of our total 56 antibody collection centers and the majority of our testing laboratory. In return, we will receive a cash payment of $152 million from CSL subject to closing adjustments. We will retain accounts receivable and accounts payable at the closing date and retain certain inventory that will be used in the production of our biopharmaceutical products. The transaction is subject to usual closing conditions and is scheduled to close by the end of the third quarter of 2001.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months and six months ended June 30, 2001 and July 1, 2000. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. All dollar amounts are expressed in thousands, except per share data.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of sales:

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                           ---------------------------      ---------------------------
                                                           JUNE 30,          JULY 1,         JUNE 30,          JULY 1,
                                                             2001             2000             2001             2000
                                                           --------          -------         --------          --------


SALES                                                        100.0%           100.0%           100.0%           100.0%
      Costs of products sold                                  68.5%            69.3%            70.9%            69.1%
      Royalty expense                                          4.8%             4.9%             4.4%             5.0%
      Selling, general and administrative expense             17.0%            15.1%            15.9%            15.1%
      Research and development expense                         6.0%             6.5%             5.5%             6.9%
      Other operating expense, principally
        amortization and freight                               0.7%             0.8%             0.7%             0.8%
                                                             -----            -----            -----            -----
OPERATING INCOME                                               3.0%             3.4%             2.6%             3.1%
INTEREST INCOME                                                0.0%             0.0%             0.0%             0.0%
INTEREST EXPENSE                                              (0.6)%           (1.7)%           (0.8)%           (1.8)%
OTHER INCOME (EXPENSE), NET                                    0.0%             0.0%             0.0%             0.2%
                                                             -----            -----            -----            -----
INCOME BEFORE PROVISION FOR INCOME TAXES AND                   2.4%             1.7%             1.8%             1.5%
  EXTRAORDINARY GAIN
PROVISION FOR INCOME TAXES                                    (0.1)%           (0.1)%           (0.1)%           (0.1)%
                                                             -----            -----            -----            -----
INCOME BEFORE EXTRAORDINARY GAIN                               2.3%             1.6%             1.7%             1.4%
EXTRAORDINARY GAIN, NET                                        0.0%             0.6%             0.0%             0.3%
                                                             -----            -----            -----            -----
NET INCOME                                                     2.3%             2.2%             1.7%             1.7%
                                                             =====            =====            =====            =====


Information concerning our sales by operating segments is set forth in the following table:

                                                          FOR THE THREE MONTHS ENDED
                                          ---------------------------------------------------------
                                                JUNE 30, 2001                  JULY 1, 2000
                                          -------------------------        -------------------------

(Dollars in Thousands)

BIOPHARMACEUTICAL PRODUCTS                $ 18,860             28.9%       $ 17,781             30.9%
                                          --------            ------       --------            ------
ANTIBODY PRODUCTS:

         -Specialty antibodies              14,961             22.9          15,620             27.1
         -Non-specific antibodies           31,467             48.2          24,180             42.0
                                          --------            ------       --------             -----
                                            46,428             71.1          39,800             69.1
                                          --------            ------       --------            ------
         Total                            $ 65,288            100.0%       $ 57,581            100.0%
                                          ========            ======       ========            ======



                                                          FOR THE SIX MONTHS ENDED
                                          ---------------------------------------------------------
                                                JUNE 30, 2001                  JULY 1, 2000
                                          -------------------------        -------------------------

(Dollars in Thousands)



BIOPHARMACEUTICAL PRODUCTS                $ 33,974             27.1%       $ 34,002             30.0%
                                          --------            ------       --------            ------
ANTIBODY PRODUCTS:

         -Specialty antibodies              29,587             23.6          29,829             26.3
         -Non-specific antibodies           61,905             49.3          49,590             43.7
                                          --------            ------       --------            ------
                                            91,492             72.9          79,419              0.0
                                          --------            ------       --------            ------
         TOTAL                            $125,466            100.0%       $113,421            100.0%
                                          ========            ======       ========            ======

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

SALES. Sales for the second quarter of 2001 were $65.3 million compared to $57.6 million for the second quarter of 2000, an increase of $7.7 million or 13%. Biopharmaceutical product sales increased in the second quarter of 2001 by approximately 6% from the 2000 second quarter due to higher sales of WinRho SDF(R) [Rho (D) Immune Globulin Intravenous (Human)] and Aloprim(TM) [(Allopurinol sodium) for injection], offset by lower sales of Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)]. We believe that lower Nabi-HB sales in the second quarter of 2001 compared to the second quarter of 2000 primarily reflect inventory management by our wholesaler customers, including consolidation within the industry. We believe patient demand has increased for Nabi-HB based on our review of end user data.

Total antibody sales increased $6.6 million from the comparable quarter in 2000 and was driven by non-specific antibody product sales increases resulting from almost equal parts higher pricing and increased volume.

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Gross profit and related margin for the second quarter of 2001 was $17.4 million, or 27% of sales, compared to $14.9 million, or 26% of sales, in the second quarter of 2000. Gross profit increases reflected sales increases for biopharmaceutical sales and antibody product sales. Gross profit margin from biopharmaceutical sales in the second quarter of 2000 benefited from a non-performance penalty due to us as a result of contractual delivery shortfalls by the supplier of Autoplex(R) T (Anti-Inhibitor Coagulant Complex, Heat Treated). Royalty expense as a percentage of biopharmaceutical sales was essentially even for the second quarters of 2001 and 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $11.1 million, or 17% of sales, for the second quarter of 2001 compared to $8.7 million, or 15% of sales, in the second quarter of 2000. These increased expenses reflect one-time costs related to management changes and certain consulting expenses related to advancing our partnering discussions as well as other compensation expense.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.9 million, or 6% of sales, for the second quarter of 2001 compared to $3.8 million, or 7% of sales, in the second quarter of 2000. Research and development expense in the second quarter of 2001 included expenses for initiation of a booster study and planning for the second Phase 3 clinical trial for Nabi(R) StaphVAX(R) (STAPHYLOCOCCUS AUREUS Polysaccharide Conjugate Vaccine).

INTEREST EXPENSE. Interest expense for the second quarter of 2001 was $0.4 million, or 1% of sales, compared to $1.0 million, or 2% of sales, in the second quarter of 2000. The decrease is primarily attributable to lower interest rates for short term borrowings and a lower average bank borrowing for the quarter. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $1.6 million and $1.4 million for the quarters ending June 30, 2001 and July 1, 2000, respectively. Once our Boca Raton, Florida facility is ready for its intended use, which is the manufacture for sale of Nabi-HB in an FDA approved environment, interest and other cash costs of operating the plant currently being capitalized will become expenses. Licensure of the Boca Raton, Florida facility for the manufacture of Nabi-HB is expected to occur in 2001. At that time, we will also begin to depreciate the capitalized cost of the plant. The total capitalized value of the facility was approximately $86.6 million at June 30, 2001.

OTHER FACTORS. The provision for income taxes was $79 thousand for the second quarter of 2001 compared to a provision of $45 thousand in the second quarter of 2000. The 12% effective tax rate in the second quarter of 2001 differs from the statutory rate of 35% due to our expectation of realizing a current year benefit from the use of a portion of our net operating loss carryforwards from prior years.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000

SALES. Sales for the first six months of 2001 were $125.5 million compared to $113.4 million for the comparable period of 2000, an increase of $12.1 million or 11%. Biopharmaceutical product sales were essentially even in the first half of 2001 compared to the first half of 2000. During the 2001 period, the increase in sales of WinRho SDF and Aloprim was offset by lower sales of Nabi-HB and Autoplex T. We believe that lower Nabi-HB sales in the first six months of 2001 compared to the first six months of 2000 primarily reflect inventory management by our wholesaler customers, including consolidation within the industry. We believe patient demand has increased for Nabi-HB based on our review of end user data. Sales of Autoplex T continued to be limited by contract production issues at the manufacturer for this product.

Total antibody sales increased $12.1 million from the comparable first six months of 2000 driven by non-specific antibody product sales resulting primarily from higher pricing accounting for approximately two-thirds of the sales increase, and some increased volumes.

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Gross profit after royalty expense and related margin for the first half of 2001 was $31.0 million, or 25% of sales, compared to $29.3 million, or 26% of sales, in the first half of 2000. Gross profit increases reflected increases in biopharmaceutical sales and antibody product sales. Gross profit margin from biopharmaceutical sales in the first six months of 2001 was impacted by an inventory reserve primarily related to product dating. Gross profit margin from biopharmaceutical sales for the six months of 2000 benefited from a greater non-performance penalty due to us as a result of contractual delivery shortfalls by the supplier of Autoplex T than the first six months of 2001. Royalty expense as a percentage of biopharmaceutical sales was essentially even for the first six months of 2001 and 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $20.0 million, or 16% of sales, for the first six months of 2001 compared to $17.1 million, or 15% of sales, in the comparable period of 2000. The increased expenses primarily reflect one-time costs related to management changes and certain consulting expenses related to advancing our partnering discussions as well as other compensation expense.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $6.9 million, or 5% of sales, for the first six months of 2001 compared to $7.8 million, or 7% of sales, in the comparable period of 2000 and included expenses for initiation of a booster study and planning for the second Phase 3 clinical trial for Nabi StaphVAX. Research and development expense in the first six months of 2001 benefited from reimbursement under a grant from the National Institute of Health for the Nabi(R) NicVAX(TM) (Nicotine Conjugate Vaccine) program.

INTEREST EXPENSE. Interest expense for the first half of 2001 was $1.0 million, or 1% of sales, compared to $2.0 million, or 2% of sales, in the first half of 2000. The decrease is attributable to lower interest rates for short term borrowings, a lower average bank borrowing and higher amounts of interest capitalized during the first six months of 2001 as compared to the first six months of 2000. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $3.2 million and $2.7 million for the six months ending June 30, 2001 and July 1, 2000, respectively. Once our Boca Raton, Florida facility is ready for its intended use, which is the manufacture for sale of Nabi-HB in an FDA approved environment, interest and other cash costs currently being capitalized will become expenses. Licensure of the Boca Raton, Florida facility for the manufacture of Nabi-HB is expected to occur in 2001. At that time, we will also begin to depreciate the capitalized cost of the plant. The total capitalized value of the facility was approximately $86.6 million at June 30, 2001.

OTHER FACTORS. The provision for income taxes was $115 thousand for the first half of 2001 compared to a provision of $67 thousand in the first half of 2000. The 9% effective tax rate in the first six months of 2001 differs from the statutory rate of 35% due to our expectation of realizing a current year benefit from the use of a portion of our net operating loss carryforwards from prior years.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, our credit agreement provided for a revolving credit facility of up to $45.0 million subject to certain borrowing base restrictions, and a $3.8 million term loan. The credit agreement matures in September 2002. Borrowings under the revolving credit and term loan agreement totaled $24.5 million at June 30, 2001 as compared to $31.0 million at December 30, 2000, and additional availability was approximately $9.3 million at June 30, 2001. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

As of June 30, 2001, our current assets exceeded current liabilities by $32.7 million as compared to a net working capital position of $39.6 million at December 30, 2000. Cash at June 30, 2001 was $2.0 million compared to $1.6 million at December 30, 2000. Cash provided from operations for the six months ended June 30, 2001 was $15.2 million versus $3.7 million for the six months ended July 1, 2000. During the first half of each of 2001 and 2000, reductions in accounts receivable and inventory were offset by a reduction of accounts payable and accrued liabilities. The primary uses of cash during the six months ended June 30, 2001 were capital expenditures of $8.4 million principally associated with our biopharmaceutical manufacturing facility in Boca Raton, Florida, and a reduction of borrowings under the revolving credit facility and term loan of $6.6 million. The primary use of cash during the six months ended July 1, 2000 was capital expenditures of $9.7 million primarily associated with our biopharmaceutical manufacturing facility in Boca Raton, Florida. Additionally, in the six months ended July 1, 2000, we realized $3.2 million of proceeds from the exercise of stock options and had increased borrowings under the credit facility of $3.8 million.

The biopharmaceutical manufacturing facility requires FDA licensure to produce biopharmaceutical products for sale in the U.S. Projected capital expenditures of $8.7 million for the remainder of 2001 include the anticipated costs to prepare the facility for its intended use of approximately $3.2 million, including capitalized interest. We believe that cash flow from operations and our available bank credit facilities will be sufficient to meet our anticipated cash requirements for 2001.

On June 25, 2001, we signed a definitive agreement to sell the operating assets of a majority of our antibody collection business to CSL Limited (CSL). The agreement covers 47 of our total 56 antibody collection centers and the majority of our testing laboratory. In return, we will receive a cash payment of $152 million from CSL subject to closing adjustments. We will retain accounts receivable and accounts payable at the closing date and retain certain inventory that will be used in the production of our biopharmaceutical products. As a result of the closing of the transaction, we anticipate a gain, net of taxes, in the range of $85 million to $90 million and expect to realize net cash in excess of $120 million before repayment of bank debt. In addition, we expect to realize approximately $20 million upon liquidation of the retained net current assets.

The funds received from this sale will be used to repay our bank debt and provide resources for advancing our product pipeline and for the further growth of our biopharmaceutical business. The transaction is subject to customary closing conditions and is scheduled to close by the end of the third quarter of 2001.

We are also seeking additional cash to fund the development of our biopharmaceutical product pipeline from strategic alliances and may seek additional funding from new or existing credit facilities.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 eliminated the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. The adoption of SFAS No. 142 for fiscal year 2002 will result in our discontinuation of amortization of our goodwill which was $0.4 million for the first six months of 2001. We will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposure is that of interest rate risk on borrowings under our credit facility, which are subject to interest rates based on the bank's base rate.

INTEREST RATE RISK. Our outstanding revolving credit facility and term loan are sensitive to changes in U.S. interest rates, specifically the U.S. prime lending rate, and expire in September 2002. Outstanding variable rate debt under the revolving credit facility at June 30, 2001 was $24.5 million. Based on the outstanding balance, a change of 1% in the interest rate would cause a change in interest incurred of approximately $0.1 million for the six months ended June 30, 2001.

At June 30, 2001, we had outstanding debt in the form of convertible subordinated notes in the amount of $78.5 million, which are due February 1, 2003. The notes bear interest at a fixed rate of 6.5% and have no interest rate risk.

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

We have advised Baxter Healthcare Corporation (Baxter) that we are terminating a contract to supply antibodies to Baxter. The contract, by its terms, extends until December 31, 2004. We believe the contract permits us to terminate it if it becomes commercially unreasonable for us to perform under the contract. Baxter is contesting this termination and has invoked an arbitration provision in the contract to resolve the controversy. We have asserted counterclaims against Baxter in the arbitration proceeding. Pending the resolution of the arbitration, we are continuing to supply antibodies to Baxter as if the contract had not been terminated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at our annual stockholder's meeting, which was held on May 18, 2001:

a)       Election of the following to the Board of Directors:

                                                       VOTES
                                                For               Withheld
                                        -------------------- ------------------
     David L. Castaldi                       34,507,662           144,628
     Geoffrey F. Cox                         34,494,851           157,438
     George W. Ebright                       34,492,276           160,013
     David J. Gury                           34,346,834           305,455
     Richard A. Harvey, Jr.                  34,529,411           122,878
     Linda Jenckes                           34,524,608           127,681
     Thomas H. McLain                        34,396,764           255,525

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.40*   Amended and Restated By-Laws of Nabi dated May 18, 2001

(b)      Reports on Form 8-K:

On July 10, 2001, the Company filed a current report on Form 8-K, reporting under Item 5 thereof, Other Events.

-------------
* Filed herewith

 NABI
-------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NABI

Date: August 9, 2001                 By:  /s/ MARK L. SMITH
                                          ------------------------------------
                                          MARK L. SMITH
                                          Senior Vice President, Finance and
                                              Chief Financial Officer