Form 10-Q
period 2001-09-29
NABI /DE/
filed 2001-11-13
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

OR

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

(561) 989-5800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        NO

     The number of shares outstanding of registrant’s common stock at October 27, 2001 was 38,072,866 shares.

Nabi

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 29,	December 30,
(Amounts in Thousands, Except per Share Data)	2001	2000

Assets

Current assets:

Cash and cash equivalents	$131,034	$1,554

Trade accounts receivable, net	23,413	38,315

Inventories, net	15,918	32,602

Prepaid expenses and other current assets	8,561	5,405

Total current assets	178,926	77,876

Property and equipment, net	109,314	120,188

Other assets:

Goodwill	—	12,509

Intangible assets, net	4,059	7,091

Other, net	6,099	6,823

Total assets	$298,398	$224,487

Liabilities and stockholders’ equity

Current liabilities:

Trade accounts payable	$11,450	$15,923

Accrued expenses	26,017	21,359

Notes payable	—	1,000

Total current liabilities	37,467	38,282

Notes payable	78,500	108,535

Other liabilities	211	276

Total liabilities	116,178	147,093

Stockholders’ equity:

Convertible preferred stock, par value $.10 per share:

5,000 shares authorized; no shares outstanding	—	—

Common stock, par value $.10 per share: 75,000 shares authorized; 38,059 and 37,833 shares issued and outstanding, respectively	3,806	3,783

Capital in excess of par value	155,163	152,642

Treasury stock	(954)	—

Retained earnings (deficit)	24,205	(79,031)

Total stockholders’ equity	182,220	77,394

Total liabilities and stockholders’ equity	$298,398	$224,487

See accompanying notes to consolidated financial statements

Nabi

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(Amounts in Thousands, Except per Share Data)	2001	2000	2001	2000

Sales	$54,603	$49,736	$180,069	$163,157

Costs and expenses:

Costs of products sold	35,274	39,401	124,215	117,751

Royalty expense	2,651	873	8,128	6,603

Selling, general and administrative expense	9,570	8,972	29,585	26,093

Research and development expense	3,288	3,685	10,166	11,462

Other operating expense, principally amortization and freight	383	434	1,270	1,391

Gain on sale of assets	(104,219)	—	(104,219)	—

Non-recurring credit	—	(3,875)	—	(3,875)

Operating income	107,656	246	110,924	3,732

Interest income	317	11	330	25

Interest expense	(209)	(730)	(1,153)	(2,735)

Other (expense) income, net	(10)	(2)	(32)	196

Income (loss) before provision for income taxes and extraordinary gain	107,754	(475)	110,069	1,218

Provision for income taxes	(6,718)	(28)	(6,833)	(95)

Income (loss) before extraordinary gain	101,036	(503)	103,236	1,123

Extraordinary gain, net of income taxes	—	—	—	340

Net income (loss)	$101,036	$(503)	$103,236	$1,463

Basic earnings per share:

Income (loss) before extraordinary gain	$2.66	$(0.01)	$2.72	$0.03

Extraordinary gain	—	—	—	0.01

Net income (loss)	$2.66	$(0.01)	$2.72	$0.04

Diluted earnings per share:

Income (loss) before extraordinary gain	$2.25	$(0.01)	$2.29	$0.03

Extraordinary gain	—	—	—	0.01

Net income (loss)	$2.25	$(0.01)	$2.29	$0.04

Basic weighted average shares outstanding	38,050	37,489	37,943	36,212

Diluted weighted average shares outstanding	45,012	37,489	45,341	37,477

See accompanying notes to consolidated financial statements

Nabi

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Nine Months Ended

(Dollars in Thousands)	Sept. 29, 2001	Sept. 30, 2000

Cash flow from operating activities:

Net income	$103,236	$1,463

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,540	7,423

Provision for doubtful accounts	13	(13)

Provision for slow moving or obsolete inventory	3,076	1,189

Non-cash compensation	886	—

Gain on sale of assets	(104,219)	—

Other	107	132

Non-recurring item	—	(3,875)

Extraordinary gain	—	(340)

Changes in assets and liabilities:

Decrease in trade accounts receivable	14,889	2,782

(Increase) decrease in inventories	(661)	1,713

(Increase) decrease in prepaid expenses and other assets	(998)	2,628

Decrease (increase) in other assets	37	(106)

Decrease in accounts payable and accrued liabilities	(212)	(10,315)

Total adjustments	(79,542)	1,218

Net cash provided by operating activities	23,694	2,681

Cash flow from investing activities:

Proceeds from sale of assets, net of closing costs	150,608	—

Capital expenditures	(12,748)	(14,372)

Expenditures for other assets	(516)	—

Net cash provided (used) by investing activities	137,344	(14,372)

Cash flow from financing activities:

(Repayments) borrowings under line of credit	(26,702)	34

Repayments of term debt	(4,333)	(417)

Other debt repayments	—	(38)

Purchase of treasury stock	(954)	—

Proceeds from exercise of employee stock options	431	3,583

Issuance of common stock, net	—	9,262

Net cash (used) provided by financing activities	(31,558)	12,424

Net increase in cash and cash equivalents	129,480	733

Cash and cash equivalents at beginning of period	1,554	806

Cash and cash equivalents at end of period	$131,034	$1,539

Supplemental cash flow information:

Non-cash extinguishment of convertible subordinated debentures in exchange for common stock	$—	$2,000

See accompanying notes to consolidated financial statements

Nabi

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1     OVERVIEW

Nabi is a fully integrated biopharmaceutical company focused on the discovery, development and commercialization of products that prevent and treat infectious and autoimmune diseases. We currently have an extensive pipeline of innovative drugs and vaccines in clinical and pre-clinical development and have four marketed biopharmaceutical products: Nabi-HB™ [Hepatitis B Immune Globulin (Human)], WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)], Autoplex® T (Anti-Inhibitor Coagulant Complex, Heat Treated) and Aloprim™ [(Allopurinol sodium) for injection].

On October 23, 2001, we received an approval letter from the Food and Drug Administration (FDA) to manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. Effective the date of receipt of the approval letter, the plant will be placed into service. We anticipate that initial production lots of Nabi-HB manufactured at our Boca Raton facility will be submitted to the FDA for approval this year. We anticipate that this product will be released by the FDA and launched to the market in the first quarter of 2002.

On September 6, 2001, we sold the operating assets of a majority of our antibody collection business and our testing laboratory to CSL Limited (CSL) for $153 million in cash. The assets sold were certain real estate, leasehold interests, fixtures, furniture, tools, machinery and equipment, other fixed assets, plasma inventories and related supplies, contracts, agreements, arrangements and/or commitments, licenses and permits, business and financial records, intellectual property and goodwill related to the operation of 47 of the 56 antibody collection centers and testing laboratory included in the transaction. By retaining nine antibody collection centers, we expect to generate sufficient raw materials for the manufacture of our own antibody-based biopharmaceutical products in our Boca Raton manufacturing facility.

The consolidated financial statements include the accounts of Nabi and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2000.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly, our consolidated financial position as of September 29, 2001 and the consolidated results of our operations for the three months and nine months ended September 29, 2001 and September 30, 2000 and our cash flows for the nine months ended September 29, 2001 and September 30, 2000. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2     SALE OF ASSETS

On September 6, 2001, we sold the operating assets of a majority of our antibody collection business and our testing laboratory to CSL for $153 million in cash. The assets sold were certain real estate, leasehold interests, fixtures, furniture, tools, machinery and equipment, other fixed assets, plasma inventories and related supplies, contracts, agreements, arrangements and/or commitments, licenses and permits, business and financial records, intellectual property and goodwill related to the operation of the 47 antibody collection centers and our testing laboratory included in the transaction.

The following is a summary of the components of the gain on the sale of assets:

(Dollars in Thousands)
Gross proceeds from sale	$152,997

Net investment in transferred operations

Fixed assets	(17,423)

Goodwill/intangibles	(15,024)

Inventory	(13,291)

Other working capital adjustments	2,709

Transaction costs	(5,749)

Gain on sale of assets before tax	$104,219

Transaction costs include $2,389 of cash closing costs.

NOTE 3     INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(Dollars in Thousands)	September 29, 2001	December 30, 2000

Finished goods	$13,729	$28,852

Work in process	1,573	1,055

Raw materials	616	2,695

Total	$15,918	$32,602

NOTE 4     EARNINGS PER SHARE

Basic earnings per share is computed by dividing our net income by the weighted average number of shares outstanding during the period.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income plus after-tax interest on our convertible notes, by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and convertible notes. The dilutive impact of stock options is determined by applying the “treasury stock” method and the dilutive impact of the convertible notes is determined by applying the “if converted” method.

The following table reconciles net income (loss) and shares for the basic and diluted earnings per share computations:

	For the Three Months Ended

	September 29, 2001			September 30, 2000

			Per-Share			Per-Share
(Amounts in Thousands, Except Per Share Amounts)	Net Income	Shares	Amount	Net Income (Loss)	Shares	Amount

Basic EPS	$101,036	38,050	$2.66	$(503)	37,489	$(0.01)

Effect of dilutive securities:

Stock options and other dilutive securities	—	1,355	—	—	—	—

Convertible notes	116	5,607	—	—	—	—

Diluted EPS	$101,152	45,012	$2.25	$(503)	37,489	$(0.01)

Excluded from the calculation of diluted earnings per share for the third quarter of 2000 are 1.4 million shares of dilutive securities related to stock options, as they would be anti-dilutive.

	For the Nine Months Ended

	September 29, 2001			September 30, 2000

			Per-Share			Per-Share
(Amounts in Thousands, Except Per Share Amounts)	Net Income	Shares	Amount	Net Income	Shares	Amount

Basic EPS	$103,236	37,943	$2.72	$1,463	36,212	$0.04

Effect of dilutive securities:

Stock options and other dilutive securities	—	1,791	—	—	1,265	—

Convertible notes	637	5,607	—	—	—	—

Diluted EPS	$103,873	45,341	$2.29	$1,463	37,477	$0.04

NOTE 5     OPERATING SEGMENT INFORMATION

The antibody products segment sales and operating income include the results of antibody operations sold through September 6, 2001 in the three months and nine months ended September 29, 2001. The following table presents information related to our two operating business segments:

	For the Three Months Ended		For the Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
(Dollars in Thousands)	2001	2000	2001	2000

Sales:

Biopharmaceutical products	$14,448	$11,503	$48,422	$45,504

Antibody products	40,155	38,233	131,647	117,653

Total	$54,603	$49,736	$180,069	$163,157

Operating income (loss):

Biopharmaceutical products	3,831	$3,014	7,458	$8,768

Antibody products	103,825	(2,768)	103,466	(5,036)

Total	$107,656	$246	$110,924	$3,732

The following table reconciles reportable segment operating income to income (loss) before provision for income taxes and extraordinary gain:

	For the Three Months Ended		For the Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
(Dollars in Thousands)	2001	2000	2001	2000

Reportable segment operating income	$107,656	$246	$110,924	$3,732

Unallocated interest income	317	11	330	25

Unallocated interest expense	(209)	(730)	(1,153)	(2,735)

Unallocated other (expense) income, net	(10)	(2)	(32)	196

Income (loss) before provision for income taxes and extraordinary gain	$107,754	$(475)	$110,069	$1,218

NOTE 6     NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 eliminated the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. In conjunction with the sale of the majority of our antibody business, disclosed in Note 2, we disposed of all our goodwill. The amortization of goodwill was $0.5 million through September 29, 2001.

NOTE 7     TREASURY STOCK

On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our company’s stock option and stock purchase programs. During the third quarter of 2001, we acquired 170,700 shares of Nabi stock for approximately $1.0 million under this program and have accounted for the acquired stock as treasury stock.

NOTE 8     INCOME TAXES

There is a 6% effective tax rate in the first nine months of 2001 which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of a portion of our net operating loss carryforwards from prior years. A portion of federal taxes will be offset by utilizing tax credits available from prior years. The tax provision includes the state and local tax effects of reporting the gain on the sale of assets.

NOTE 9     NON-RECURRING CHARGES

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

Based on the positive results from the Nabi StaphVAX phase 3 trial and the approval of a plan in the third quarter of 2000 to increase the future level of research and development activities at our Rockville, Maryland facility we reversed $3.0 million of the remaining non-recurring charge accrual into income during the current period. This was reported as a non-recurring credit in our income statement.

The balance of the restructuring accrual, after reversal of the $3.0 million previously described, was comprised of anticipated shut-down and severance costs related to the closure of an antibody collection center scheduled for closure in the original plan. However, the center continued in operation and in the third quarter of 2000 we determined that operations would continue at this center for the foreseeable future. Based on this change to the original operating plan, the remaining accrual of $0.9 million was reversed during the third quarter of 2000 and reported as a non-recurring credit.

A summary of our restructuring activity for the nine months of 2000 is presented below:

(Dollars in Thousands)
Balance at December 31, 1999	$4,083

Activity during 2000:

Termination benefit payments	(208)

Non-recurring credit	(3,875)

Balance at September 30, 2000	$—

NOTE 10     EQUITY

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 23, 2001, we received an approval letter from the Food and Drug Administration (FDA) to manufacture Nabi-HB™ [Hepatitis B Immune Globulin (Human)] in our biopharmaceutical manufacturing facility in Boca Raton, Florida. Effective the date of receipt of the approval letter, the plant will be placed into service. We anticipate that initial production lots of Nabi-HB manufactured at our Boca Raton facility will be submitted to the FDA for approval this year. We anticipate that this product will be released by the FDA and launched to the market in the first quarter of 2002.

On September 6, 2001, we sold the operating assets of a majority of our antibody collection business and our testing laboratory to CSL Limited (CSL) for $153 million in cash. The assets sold were certain real estate, leasehold interests, fixtures, furniture, tools, machinery and equipment, other fixed assets, plasma inventories and related supplies, contracts, agreements, arrangements and/or commitments, licenses and permits, business and financial records, intellectual property and goodwill related to the operation of 47 of the 56 antibody collection centers and our testing laboratory included in the transaction. By retaining nine antibody collection centers, we expect to generate sufficient raw materials for the manufacture of our own antibody-based biopharmaceutical products in our Boca Raton manufacturing facility.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months and nine months ended September 29, 2001 and September 30, 2000. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. All dollar amounts are expressed in thousands, except per share data.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of sales:

	For the Three Months Ended		For the Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%

Costs of products sold	64.6	79.2	69.0	72.2

Royalty expense	4.9	1.8	4.5	4.0

Selling, general and administrative expense	17.5	18.0	16.4	16.0

Research and development expense	6.0	7.4	5.7	7.0

Other operating expense, principally amortization and freight	0.7	0.9	0.7	0.9

Gain on sale of assets	(190.9)	—	(57.9)	—

Non-recurring credit	—	(7.8)	—	(2.4)

Operating income	197.2	0.5	61.6	2.3

Interest income	0.5	—	0.2	—

Interest expense	(0.4)	(1.4)	(0.7)	(1.6)

Other income (expense), net	—	—	—	0.1

Income (loss) before provision for income taxes and extraordinary gain	197.3	(0.9)	61.1	0.8

Provision for income taxes	(12.3)	(0.1)	(3.8)	(0.1)

Income (loss) before extraordinary gain	185.0	(1.0)	57.3	0.7

Extraordinary gain, net	—	—	—	0.2

Net income (loss)	185.0%	(1.0)%	57.3%	0.9%

Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended

	September 29,		September 30,
(Dollars in Thousands)	2001		2000

Biopharmaceutical products	$14,448	26.5%	$11,503	23.1%

Antibody products:

-Specialty antibodies	9,928	18.2	12,936	26.0

-Non-specific antibodies	30,227	55.3	25,297	50.9

	40,155	73.5	38,233	76.9

Total	$54,603	100.0%	$49,736	100.0%

	For the Nine Months Ended

	September 29,		September 30,
(Dollars in Thousands)	2001		2000

Biopharmaceutical products	$48,422	26.9%	$45,504	27.9%

Antibody products:

-Specialty antibodies	39,515	21.9	42,766	26.2

-Non-specific antibodies	92,132	51.2	74,887	45.9

	131,647	73.1	117,653	72.1

Total	$180,069	100.0%	$163,157	100.0%

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Sales. Sales for the third quarter of 2001 were $54.6 million compared to $49.7 million for the third quarter of 2000, an increase of $4.9 million or 10%. Biopharmaceutical sales increased in the third quarter of 2001 by approximately 26% from the 2000 third quarter due to higher sales of WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Biopharmaceutical sales in the third quarter of 2000 were negatively impacted by the effect of production shortfalls from the manufacturer of WinRho SDF in that quarter. Sales of Autoplex® T (Anti-Inhibitor Coagulant Complex, Heat Treated) were lower in the third quarter of 2001 compared to the third quarter of 2000. Sales of this product continued to be limited by contractual product supply shortfalls from the manufacturer of that product. Nabi-HB sales were lower in the third quarter of 2001 compared to the third quarter of 2000 as wholesaler inventories were reduced in anticipation of the launch of product manufactured at our Boca Raton biopharmaceutical manufacturing facility. Launch of Nabi-HB manufactured in our Boca Raton facility is expected in the first quarter of 2002. Overall, end user data continues to support growth in patient use of our major products, Nabi-HB and WinRho SDF.

Total antibody sales for the third quarter of 2001 increased $1.9 million from the comparable quarter in 2000 driven by increased pricing for non-specific antibody product. Antibody operations include the results of operations from the majority of the antibody business sold to a third party for the period July 1, 2001 through September 6, 2001. Under terms of a multi-year supply agreement with the purchaser of the majority of the antibody business, most of the non-specific antibody product collected by us from the nine centers we are retaining will be supplied to them at cost.

Gross profit margin after royalty expense. Gross profit margin after royalty expense for the third quarter of 2001 was $16.7 million, or 31% of sales, compared to $9.5 million, or 19% of sales, in the third quarter of 2000. Gross profit for the third quarter of 2001 compared to the comparable period of 2000 reflects increased sales and an increased non-performance penalty due us from the manufacturer of Autoplex T for contractual delivery shortfalls. When the manufacturer of Autoplex T fails to meet the contracted supply minimums, we receive the cash benefit of a contractual penalty to compensate us for lost margin on sales. Royalty expense as a percentage of biopharmaceutical sales was 18% in the third quarter of 2001 compared to 8% in the third quarter of 2000 reflecting increased sales of WinRho SDF in the third quarter of 2001.

Selling, general and administrative expense. Selling, general and administrative expense was $9.6 million, or 18% of sales, for the third quarter of 2001 compared to $9.0 million, or 18% of sales, in the third quarter of 2000. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not significantly impacted by the sale of the majority of the antibody business.

Research and development expense. Research and development expense was $3.3 million, or 6% of sales, for the third quarter of 2001 compared to $3.7 million, or 7% of sales, in the third quarter of 2000. Research and development expense fluctuates with the level of clinical trial activity in each period. In the third quarter of 2001, research and development expenses mainly comprised activity to support development of Nabi® StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine). Research and development expense in the third quarter of 2001 benefited from reimbursement under a grant from the National Institute of Health for the Nabi® NicVAX™ (Nicotine Conjugate Vaccine) program.

Gain on sale of assets. The gain on sale of assets reported in the third quarter of 2001 represents the excess of proceeds received from the acquirer of the assets of the majority of the antibody business compared to the carrying values of those assets as of September 6, 2001, the effective date of the transaction.

Non-recurring credit. During the third quarter of 2000, we reversed restructuring accruals totaling $3.9 million and reported the reversal into income as a non-recurring credit. These accruals were originally recorded in the fourth quarter of 1998 for future rent costs for facilities impacted by the planned reduction of pre-clinical activities at our research and development facility in Rockville, Maryland and the closure of an antibody collection center. The reversal was primarily based on the positive results from the Nabi StaphVAX phase 3 trial announced in September 2000 and the approval of a plan in the third quarter of 2000 to increase the level of future research and development activities at our Rockville, Maryland facility. The reversal resulted in a non-recurring credit in the third quarter of 2000 of $3.0 million. Also, during the third quarter of 2000, we reviewed antibody center operations and reversed our decision to close an antibody collection center. Based on this third quarter 2000 decision, we reversed $0.9 million for accrued antibody collection center closure costs and accrued severance into income as a non-recurring credit.

Interest expense. Interest expense for the third quarter of 2001 was $0.2 million, or less than 1% of sales, compared to $0.7 million, or 2% of sales, in the third quarter of 2000. The decrease is primarily attributable to the elimination of bank borrowings as a result of the transaction to sell the majority of the antibody business. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $1.6 million and $1.5 million for the quarters ending September 29, 2001 and September 30, 2000, respectively. We received an approval letter from the FDA on October 23, 2001 to manufacture Nabi-HB in our Boca Raton facility and will place the facility into service effective that date. Effective the FDA plant approval date, we will begin to depreciate the capitalized cost of the manufacturing facility and cease capitalizing interest related to the construction of this facility. The total capitalized value of the facility was approximately $90.5 million at September 29, 2001.

Other factors. The provision for income taxes was $6.7 million for the third quarter of 2001 compared to a provision of $28 thousand in the third quarter of 2000. There is a 6% effective tax rate in the third quarter of 2001 which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of a portion of our net operating loss carryforwards from prior years.

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

Sales. Sales for the nine months ended September 29, 2001 were $180.1 million compared to $163.2 million for the comparable period of 2000, an increase of $16.9 million or 10%. Biopharmaceutical sales increased 6% in the first nine months of 2001 compared to the first nine months of 2000. During the 2001 period, increased sales of WinRho SDF and Aloprim™ [(Allopurinol sodium) for injection] were offset by lower sales of Nabi-HB and Autoplex T. Nabi-HB sales were lower in the first nine months of 2001 as wholesaler inventories were reduced. Part of this reduction in inventories was in anticipation of the launch of product manufactured at our Boca Raton biopharmaceutical manufacturing facility following receipt of FDA approval for the facility and inventory management by our wholesaler customers following consolidation within that industry. Launch of Nabi-HB manufactured in our Boca Raton facility is expected in the first quarter of 2002. End user data continues to support growth in patient use of our major products, Nabi-HB and WinRho SDF. Sales of Autoplex T in the period continued to be limited by contractual product supply shortfalls from the manufacturer of that product.

Total antibody sales increased $14.0 million in the first nine months of 2001 from the comparable first nine months of 2000 driven by higher pricing for non-specific antibody products. Higher pricing accounted for more than two-thirds of the sales increase with increased volumes accounting for the balance of the increase. Antibody operations include the results of operations from the majority of the antibody business sold to a third party for the period December 31, 2000 through September 6, 2001. Under terms of a multi-year supply agreement with the purchaser of the majority of the antibody business, most of the non-specific antibody product collected by us from the nine centers we are retaining will be supplied to them at cost.

Gross profit margin after royalty expense. Gross profit margin after royalty expense for the first nine months of 2001 was $47.7 million, or 27% of sales, compared to $38.8 million, or 24% of sales, in the first nine months of 2000. Increased gross profit for the first nine months of 2001 compared to the first nine months of 2000 reflects increased sales and includes non-performance penalties due us from the manufacturer of Autoplex T for contractual delivery shortfalls. When the manufacturer of Autoplex T fails to meet the contracted supply minimums, we receive the cash benefit of a contractual penalty to compensate us for lost margin on sales. The first nine months of 2000 also benefited from non-performance penalties from the manufacturer of Autoplex T, but to a lesser extent. Royalty expense as a percentage of biopharmaceutical sales was 17% for the first nine months of 2001 compared to 15% for the first nine months of 2000.

Selling, general and administrative expense. Selling, general and administrative expense was $29.6 million, or 16% of sales, for the first nine months of 2001 compared to $26.1 million, or 16% of sales, in the comparable period of 2000. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not significantly impacted by the sale of the majority of the antibody business. Selling, general and administrative expense for the first nine months of 2001 include one-time costs related to management changes and certain consulting expenses related to advancing our partnering discussions.

Research and development expense. Research and development expense was $10.2 million, or 6% of sales, for the first nine months of 2001 compared to $11.5 million, or 7% of sales, in the comparable period of 2000. Research and development expense fluctuates with the level of clinical trial activity in each period. In the nine months ended September 29, 2001, research and development expense mainly comprised activity to support development of Nabi StaphVAX. Research and development expense in the first nine months of 2001 benefited from reimbursement under a grant from the National Institute of Health for the Nabi NicVAX program.

Gain on sale of assets. The gain on sale of assets reported in the first nine months of 2001 represents the excess of proceeds received from the acquirer of the assets of the majority of the antibody business compared to the carrying values of those assets as of September 6, 2001, the effective date of the transaction.

Non-recurring credit. During the third quarter of 2000, we reversed restructuring accruals totaling $3.9 million and reported the reversal into income as a non-recurring credit. These accruals were originally recorded in the fourth quarter of 1998 for future rent costs for facilities impacted by the planned reduction of pre-clinical activities at our research and development facility in Rockville, Maryland and the closure of an antibody collection center. The reversal was primarily based on the positive results from the Nabi StaphVAX phase 3 trial announced in September 2000 and the approval of a plan in the third quarter of 2000 to increase the level of future research and development activities at our Rockville, Maryland facility. The reversal resulted in a non-recurring credit in the third quarter of 2000 of $3.0 million. Also, during the third quarter of 2000, we reviewed antibody center operations and reversed our decision to close an antibody collection center. Based on this third quarter 2000 decision, we reversed $0.9 million for accrued antibody collection center closure costs and accrued severance into income as a non-recurring credit.

Interest expense. Interest expense for the first nine months of 2001 was $1.2 million, or 1% of sales, compared to $2.7 million, or 2% of sales, in the first nine months of 2000. The decrease is primarily attributable to the elimination of bank borrowings as a result of the transaction to sell the majority of the antibody business. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was approximately $4.7 million and $4.2 million for the nine months ending September 29, 2001 and September 30, 2000, respectively. We received an approval letter from the FDA on October 23, 2001 to manufacture Nabi-HB in our Boca Raton facility and will place the facility into service effective that date. Effective the FDA plant approval date, we will begin to depreciate the capitalized cost of the manufacturing facility and cease capitalizing interest related to the construction of this facility. The total capitalized value of the facility was approximately $90.5 million at September 29, 2001.

Other factors. The provision for income taxes was $6.8 million for the first nine months of 2001 compared to a provision of $0.1 million in the first nine months of 2000. There is a 6% effective tax rate in the first nine months of 2001 which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of a portion of our net operating loss carryforwards from prior years.

Extraordinary gain. During the second quarter of 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2.0 million of our 6.5% Convertible Subordinated Notes due in 2003. The subsequent extinguishment of the Notes resulted in an extraordinary gain of $0.3 million, net of taxes, that is included in the results for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On September 6, 2001, we completed the sale of the operating assets of 47 of our antibody collection centers and the majority of our testing laboratory operations. Total cash proceeds received through September 29, 2001 from the sale were $153 million.

We applied $17.6 million of the proceeds to eliminate all of our bank debt as of September 6, 2001, which comprised a revolving credit facility and a term loan. The remaining proceeds will be used for working capital and other corporate purposes and to accelerate the development of our research and development pipeline, and may be used to acquire or in-license additional biopharmaceutical products.

Our credit agreement provides for a revolving credit facility of up to $45.0 million subject to certain borrowing base restrictions. At September 29, 2001, we had no borrowings under the revolving credit facility as compared to $31.0 million outstanding at December 30, 2000. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends. We intend to renegotiate the terms of this credit agreement.

At September 29, 2001, our current assets exceeded current liabilities by $141.5 million as compared to a net working capital position of $39.6 million at December 30, 2000. Cash and cash equivalents at September 29, 2001 were $131.0 million compared to $1.6 million at December 30, 2000. Cash provided from operations for the nine months ended September 29, 2001 was $23.7 million versus $2.7 million for the nine months ended September 30, 2000. In 2001, we have significantly reduced trade accounts receivable, primarily related to the antibody collection business sold. The primary uses of cash during the nine months ended September 29, 2001 were capital expenditures of $12.7 million principally associated with our biopharmaceutical manufacturing facility in Boca Raton, Florida, and a reduction of borrowings under the revolving credit facility and term loan of $31.0 million. The primary uses of cash during the nine months ended September 30, 2000 were capital expenditures and the reduction of accounts payables and accrued liabilities. During July 2000, we raised $9.3 million, net of issuance costs, through a private placement of our common stock with a group of institutional investors. In addition, in the nine months ended September 30, 2000, we realized $3.6 million of proceeds from the exercise of stock options.

On September 19, 2001, our Board of Directors approved a common stock buy back program. During the third quarter of 2001, we used funds to acquire 170,700 shares of Nabi stock in the open market with third parties in arm’s-length negotiated transactions for approximately $1.0 million. The shares acquired were accounted for as treasury stock.

We believe that cash flow from operations and cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements for the next twelve months.

We are also seeking additional cash to fund the development of our biopharmaceutical product pipeline from strategic alliances.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 eliminated the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. In conjunction with the sale of the majority of our antibody business we disposed of all our goodwill. The amortization of goodwill was $0.5 million through September 29, 2001.

FORWARD LOOKING STATEMENTS

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to a discussion under “Factors to be Considered” contained in our Annual Report on Form 10-K for the year ended December 30, 2000 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposure is that of interest rate risk on borrowings under our credit facility, which are subject to interest rates based on the bank’s base rate.

Interest Rate Risk. Our outstanding revolving credit facility and term loan are sensitive to changes in U.S. interest rates, specifically the U.S. prime lending rate, and expire in September 2002. Outstanding variable rate debt under the revolving credit facility at September 29, 2001 was zero.

At September 29, 2001, we had outstanding debt in the form of convertible subordinated notes in the amount of $78.5 million, which are due February 1, 2003. The notes bear interest at a fixed rate of 6.5% and have no interest rate risk.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

On September 21, 2001, we filed a current report on Form 8-K, reporting under Item 2 thereof, Acquisition or Disposition of Assets.

On September 21, 2001, we filed a current report on Form 8-K, reporting under Item 5 thereof, Other Events.

Nabi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi

Date: November 13, 2001	By: /s/ Mark L. Smith

Mark L. Smith
Senior Vice President, Finance and Chief Financial Officer