Form 10-K
period 2001-12-29
NABI  BIOPHARMACEUTICALS
filed 2002-03-25
CIK 72444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the twelve months ended December 29, 2001

                        Commission File Number: 0-4829-03

                             NABI BIOPHARMACEUTICALS
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

                                      NABI
                                  (Former name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form of the 10-K. [ ]

     As of February 22, 2002, 38,554,061 shares of common stock were outstanding, of which 38,079,014 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $215,527,220 based on the closing price per share of such common stock on such date as reported by Nasdaq Stock Market.

                       Documents Incorporated by Reference

     Portions of the definitive Proxy Statement for the annual meeting of shareholders, which will be filed within 120 days of the close of the Registrant's fiscal year ended December 29, 2001, are incorporated by reference into Part III.

NABI BIOPHARMACEUTICALS

--------------------------------------------------------------------------------
                                                               TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
Part I.
         Item 1.  Business.......................................................3

         Item 2.  Properties....................................................26

         Item 3.  Legal Proceedings.............................................26

         Item 4.  Submission of Matters to a Vote of Security Holders...........26

         Item 4a. Executive Officers of the Registrant..........................27

Part II.
         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters...........................................29

         Item 6.  Selected Financial Data.......................................29

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................31

         Item 7a. Quantitative and Qualitative Disclosures about Market Risk....36

         Item 8.  Financial Statements and Supplementary Data...................39

         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...........................63

Part III.
         Item 10. Directors and Executive Officers of the Registrant............64

         Item 11. Executive Compensation........................................64

         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management....................................................64

         Item 13. Certain Relationships and Related Transactions................64

Part IV.
         Item 14. Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K...................................................65

Signatures        ..............................................................69


NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                                          PART I

ITEM 1. BUSINESS

OVERVIEW

Nabi Biopharmaceuticals (formerly known as "Nabi") is a vertically integrated biopharmaceutical company committed to unlocking the power of the human immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on the development and commercialization of drugs that prevent and treat infectious, autoimmune and addictive diseases. We have four marketed biopharmaceutical products, Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF(R) [Rho (D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related immune thrombocytopenia purpura, Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection], and a vigorous clinical trials program. We have a state of the art fractionation plant for our own manufacturing of biopharmaceutical products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

PRODUCTS

CURRENTLY MARKETED BIOPHARMACEUTICAL PRODUCTS

Sales of our biopharmaceutical products, Nabi-HB, WinRho SDF, Autoplex T and Aloprim, totaled $73.4 million in 2001 compared to $73.0 million in 2000. In 2001, biopharmaceutical products accounted for 32% of our sales and 77% of our gross margin. Each of our four currently marketed biopharmaceutical products are described below:

NABI-HB(TM) [HEPATITIS B IMMUNE GLOBULIN (HUMAN)]

The hepatitis B virus ("HBV") is a major health concern globally affecting approximately 350 million people worldwide. One out of 20 people in the U.S. has been infected with HBV. The U.S. Center for Disease Control and Prevention ("CDC") estimates that in the U.S. alone there are an estimated 1.25 million chronic hepatitis B carriers, 80,000 new hepatitis B infections per year, 16,000 babies born to hepatitis B positive mothers and 5,000 to 6,000 individuals who die annually from hepatitis B or its complications. HBV is 100 times more infectious than the human immunodeficiency virus ("HIV") and approximately half of new hepatitis B infections are caused by sexual exposures. The CDC estimates that HBV costs at least $700 million annually in medical expenses and lost work time.

Nabi-HB is a human polyclonal antibody product used to prevent hepatitis B following sexual or other exposure, including needle sticks and transmission from hepatitis B antigen-positive mothers to their newborns. We launched the product immediately upon receipt of the Food and Drug Administration ("FDA") approval in March 1999. Nabi-HB replaced a predecessor product, H-BIG. In October 2001, we received approval from the FDA to manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. We completed the in-patient phases of clinical studies in 2001 of Nabi-HB to evaluate its ability to prevent HBV reinfection in liver transplant patients. See also "Strategic Alliance" and "Supply and Manufacturing."

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

Rh blood group antigen D expression on red blood cells is responsible for the designation of blood as either Rh-positive or Rh-negative. Rho (D) isoimmunization is a condition where antibodies of a Rho (D) negative pregnant woman may be incompatible with their Rho (D) positive newborn. This condition could be a complication in up to 9-10% of the approximately 4 million births each year in the U.S.

WinRho SDF is a human polyclonal antibody product approved for the treatment of ITP and for the prevention of Rho (D) isoimmunization. WinRho SDF has been designated by the FDA as an Orphan Drug for the treatment of ITP through March 2002. We began exclusive marketing of WinRho SDF in the U.S. in mid-1995 under a license and distribution agreement with Cangene Corporation ("Cangene"). We are currently conducting a number of clinical studies under Investigational New Drug Applications ("IND") involving WinRho SDF, including (a) a comparison of WinRho SDF versus IVIG for the treatment of ITP, (b) an evaluation of WinRho SDF in the treatment of ITP during pregnancy, and (c) a comparison of WinRho SDF versus routine care with prednisone followed by splenectomy in the management of ITP. See also "Strategic Alliances," "Supply and Manufacturing," and "Government and Industry Regulation-Orphan Drug Act."

AUTOPLEX(R) T [ANTI-INHIBITOR COAGULANT COMPLEX, HEAT TREATED]

Hemophilia A is a blood clotting disorder characterized by a lack of functional coagulation factor, factor VIII. Physicians typically treat hemophilia A by replacing the deficient factor with either recombinant clotting factor or antibodies derived human factor VIII. In most cases, replacement therapy is effective in stopping bleeding episodes. However, the treatment of hemophilia A is complicated when an inhibitor or antibody is produced in response to outside sources of factor VIII. These antibodies neutralize infused factor VIII, rendering the patient at risk for excessive bleeding episodes. There are approximately 13,000 hemophilia A patients in the U.S., and approximately 10-20% of them suffer from the production of inhibitors.

Autoplex T is a coagulation complex used to treat patients who have developed inhibitors to factor VIII. Autoplex T "bypasses" the factor VIII requirement for clotting by stimulating other components of the coagulation process. We acquired exclusive rights to Autoplex T in the U.S., Canada and Mexico from Baxter Healthcare Corporation ("Baxter") in May 1997. See also "Supply and Manufacturing."

ALOPRIM(TM)[(ALLOPURINOL SODIUM) FOR INJECTION]

Aloprim is indicated for the treatment of chemotherapy induced hyperuricemia in patients with leukemia, lymphoma, or solid organ tumors. There are approximately 90,000 patients annually who suffer from these conditions in the U.S. We acquired certain rights to distribute Aloprim from DSM Catalytica
Pharmaceuticals (formerly Catalytica Pharmaceuticals) ("Catalytica") in June 1999. See also "Strategic Alliances" and "Supply and Manufacturing."

CURRENTLY MARKETED ANTIBODIES AND INTERMEDIATE PRODUCTS

On September 6, 2001, we sold the operating assets of a majority of our antibody collection centers and our testing laboratory for $153.0 million in cash. By retaining nine antibody collection centers, we expect to generate sufficient raw materials for the manufacture of our own antibody-based therapeutic products in our Boca Raton, Florida manufacturing facility while continuing to supply pharmaceutical and diagnostic customers specialty and non-specific antibodies and intermediates for the subsequent manufacture of their products. In connection with the sale, we agreed to sell to the purchaser antibodies collected at the centers we retained for a period of four years. This agreement has now been amended to permit us, beginning in 2002, to sell non-specific antibodies to third parties at market prices.

SPECIALTY ANTIBODIES

Specialty antibodies, containing high concentrations of a specific antibody, are used primarily to manufacture antibody-based therapeutic products. These specialty antibodies are used in products to treat chronic immune disorders as well as to prevent and treat viral and bacterial diseases and to develop diagnostic products. As we are able to achieve licensure for products in our research and development pipeline, we anticipate a strategic shift of converting non-specific antibodies production into the production of specialty antibodies used in the manufacture of our own antibody-based therapeutic products as well as continuing to sell specialty antibody products to third parties. Currently, certain of the specialty antibodies produced in our antibody collection centers are used in the production of our own biopharmaceutical products.

We identify potential specialty antibody donors through screening and testing procedures. We also have developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. Through our antibody collection capabilities, our operational expertise in donor immunization programs, our clinical and medical experience in conducting medical trials under IND, and our access to a diverse antibody donor base, we believe we have a strategic advantage over competitors in our ability to produce specialty antibodies.

Our principal specialty antibody products include:

o RHO(D) ANTIBODIES. Antibodies to RhoD antigen have long been used to prevent Rh-D isoimmunization in Rh-negative women and subsequent hemolytic disease (blue baby disease) in Rh-positive infants. These antibodies are also used to treat ITP in children and adults. Antibodies containing Rh-D antigen are used in the manufacture of WinRho SDF, our biopharmaceutical product for the treatment of ITP.

o HEPATITIS B ANTIBODIES. Antibodies to HBV are used to manufacture hepatitis B immune globulin therapeutic products that provide passive immunity against HBV. We are strategically committed to utilizing our collection of these antibodies to HBV to produce Nabi-HB, our hepatitis B biopharmaceutical product.

o CMV ANTIBODIES. Antibodies to CMV are supplied to manufacturers to enhance intravenous immune globulin ("IVIG") products and to produce CMV-specific immune globulin therapeutic products.

o RABIES ANTIBODIES. Antibodies to rabies are used by our customers to make therapeutic products that provide short-term protective antibody-based immunity to patients exposed to the rabies virus.

o TETANUS ANTIBODIES. Antibodies to tetanus toxin are used to produce therapeutic products to provide short-term protective immunity to patients exposed to tetanus.

o DIAGNOSTIC PRODUCTS AND SERVICES. We supply infectious disease quality assurance and specialty antibody-based products to our customers, which include IN-VITRO diagnostic manufacturers, regulatory agencies and testing laboratories.

During 2001, sales of specialty antibodies were $46.8 million, a 19% decrease from 2000 sales of $58.0 million. Specialty antibody sales decreased during 2001, due primarily to the sale of the majority of our antibody collection centers in September 2001. Specialty antibody sales accounted for 20% of total sales in 2001 and 25% of total sales in 2000.

NON-SPECIFIC ANTIBODIES

Our nine FDA licensed antibody collection centers supply non-specific human antibodies from normal healthy donors to our customers in the pharmaceutical and diagnostic industries.

Although non-specific antibodies lack high levels of antibodies to specific antigens, such antibodies are used by our customers to manufacture standard IVIG, a product used to fight infections, and in the treatment of several conditions, including bone marrow transplantation, B-cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies. Subfractions derived from non-specific antibodies are also provided to our customers for the manufacture of other pharmaceutical products such as albumin.

In 2001, we derived sales of $114.5 million from sales of non-specific antibodies as compared to 2000 levels of $97.8 million. Increased sales from non-specific antibodies reflect increased sales prices to our non-specific antibody customers in 2001 offset by the effect of the sale of the majority of our antibody collection centers in September 2001.

The following is a summary of our currently marketed biopharmaceutical and antibody products:



    Products                 Indications or Potential Applications                       Status
    --------                 -------------------------------------                       ------
NABI-HB                   Post exposure prevention of hepatitis B infection       CURRENTLY MARKETED


WINRHO SDF                Treatment of ITP;                                       CURRENTLY MARKETED;
                          Rho (D) isoimmunization                                  in clinical studies

AUTOPLEX T                Treatment of patients with                              CURRENTLY MARKETED
                          inhibitors to Factor VIII

ALOPRIM                   Treatment  of  patients  with  chemotherapy-induced     CURRENTLY MARKETED
                          hyperuricemia

SPECIALTY ANTIBODIES      Intermediate for production of antibody based           CURRENTLY MARKETED
                          biopharmaceutical products (e.g., tetanus, rabies,
                          HBV, CMV and anti-D antibodies)

NON-SPECIFIC              Intermediate for production of non-specific             CURRENTLY MARKETED
ANTIBODIES                antibody  products (e.g.,  standard IVIG) and other
                          products (e.g., albumin and clotting factors)



RESEARCH AND DEVELOPMENT PRODUCT PIPELINE

We have an extensive pipeline of biopharmaceutical products under development. Our lead program consists of vaccines for long-term protection and human polyclonal antibody products for immediate short-term protection from blood infections caused by Gram-positive bacteria (e.g., S. AUREUS, S. EPIDERMIDIS, AND ENTEROCOCCI) and human polyclonal antibody products for the treatment and/or prevention of various infectious diseases in at risk populations. We believe there may be areas outside of infectious diseases, including the prevention and treatment of nicotine addiction, where our conjugate vaccine technologies may also be applied successfully.

NABI GRAM-POSITIVE PROGRAM

EPIDEMIOLOGY

According to the CDC, more than two million patients in the U.S. each year contract an infection as a result of exposure while receiving healthcare in a hospital. S. AUREUS is among the most common causes of these hospital-acquired infections and is reportedly associated with a death rate of 10% to 25% because of its capacity to cause serious complications. S. AUREUS can spread from the blood (bacteremia), to the bones (osteomyelitis), or the inner lining of the heart and its valves (endocarditis), or cause abscesses in internal organs such as the lungs and kidneys. Most at risk for these infections are surgical patients, trauma or burn victims, newborns whose immune systems are not yet developed and people with such chronic illnesses as diabetes, cancer, lung diseases or kidney diseases. People whose immune systems are suppressed due to disease, drugs or radiation therapy also are more susceptible to these bacterial infections.

Based on a 1995 study, the Lewin Group, an independent consulting group, published data on the incidence, deaths and direct medical costs of S. AUREUS infections in hospitalized patients in the New York City metropolitan area. The report found that in 1995 the total direct medical costs incurred as a result of
S. AUREUS infections was estimated at $32,100 per patient. S. AUREUS-associated hospitalizations resulted in more than twice the length of hospitalization stay, twice the deaths and twice the medical costs compared to an average hospital stay. Methicillin-resistant and methicillin-sensitive infections had similar direct medical costs, but resistant infections caused more deaths (21% versus 8%).

These infections are difficult to treat because the bacteria that cause them are highly virulent and are resistant to many currently available antimicrobial drugs. Overall, 70% of the bacteria causing Gram-positive infections are resistant to at least one of the drugs most commonly used to treat these infections. Although the contribution of antibiotic resistance to the outcome of such infections is unclear, hospital-acquired infections of the bloodstream may represent the eighth leading cause of death in the U.S. The rise of antibiotic resistance has markedly curtailed options for treating these infections.

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

DUAL APPROACH

We are using a dual approach to developing products to combat Gram-positive infections: StaphVAX(R) (STAPHYLOCOCCUS AUREUS Polysaccharide Conjugate Vaccine) and Altastaph(TM) [STAPHYLOCOCCUS AUREUS Immune Globulin Intravenous (Human)].

StaphVAX, an investigational polysaccharide conjugate vaccine, is a novel approach to the prevention of S. AUREUS infections. StaphVAX targets the two S. AUREUS serotypes (type 5 and type 8) responsible for approximately 85-90% of S. AUREUS infections. Traditional vaccines typically target pediatric populations or healthy adults and entail mass vaccination. StaphVAX targets primarily hospitalized adult, chronically ill or long-term care facility patients that are at high risk of developing S. AUREUS infection. StaphVAX is intended to stimulate a patient's immune system to produce antibodies to S. AUREUS that provide active, long-term protection from the bacteria. After receiving the vaccine, the patient's immune system responds in about two weeks with the production of high levels of specific antibodies that may last for several years in non-immune compromised patients and almost a year in immune compromised patients.

Altastaph is an investigational human polyclonal antibody product that is being developed to prevent S. AUREUS infections in patients who are at immediate risk of infection or cannot produce their own antibodies when given a vaccine. It may also be used to treat an existing infection. Altastaph is purified from the antibodies of donors who have been immunized with StaphVAX and who have responded to the immunization with high levels of antibodies to the S. AUREUS bacteria. Altastaph can be provided to a patient by infusion. Based on the circulation half-life of the administered antibodies, the protection and/or therapy provided by a single injection of Altastaph is expected to last a number of weeks, but may be extended by giving repeated doses.

StaphVAX contains molecules found in the polysaccharide outer coating (polysaccharide capsule or CP) of two strains of S. AUREUS, which account for about 85% of all S. AUREUS types. The polysaccharide molecules were joined, or conjugated, in the vaccine with a non-toxic, carrier protein derived from the bacteria PSEUDOMONAS AERUGINOSA. Once given the vaccine, the patients' immune systems produce proteins, called antibodies, which bind to S. AUREUS on subsequent exposure to the bacteria. These antibodies help the immune system to identify the staph bacteria while it is still in the blood and eliminate it.

STAPHVAX(R) (STAPHYLOCOCCUS AUREUS POLYSACCHARIDE CONJUGATE VACCINE)

StaphVAX is being developed for the 9 to 11 million patients at high risk of infection and who are able to respond to a vaccine by producing their own antibodies. Potential at-risk patient populations for StaphVAX include: (a) patients such as the elderly and those suffering chronic diseases including end stage renal disease ("ESRD"), congestive heart failure, chronic obstructive pulmonary disease and diabetes who are expected to have long stays in medical or extended care facilities; (b) patients undergoing planned surgery who can be vaccinated in advance and in whom staph infections can have serious consequences; (c) prosthetic surgery and vascular graft patients whose implants are at long-term risk of staph infections; (d) chronic osteomyelitis patients, spinal cord injury and spinal fusion patients; and (e) hematology/oncology patients. Infection rates in these high-risk populations range from 1-10% and, as shown by the Lewin Group, result in longer hospital stays, higher death rates and significantly higher medical costs.

StaphVAX is based on patented vaccine technology in-licensed from the Public Health Services ("PHS")/ National Institute of Health ("NIH"). See also "Strategic Alliances." In 2000, we completed a Phase III placebo controlled clinical trial for StaphVAX in hemodialysis patients with ESRD. A total of 1,809 patients were included in the study. Approximately half were vaccinated with StaphVAX and half received a placebo. The clinical trial population was followed for a year to evaluate vaccine safety and S. AUREUS infection rates. The results of the trial showed that a single injection of StaphVAX was safe and reduced the incidence of S. AUREUS bacteremias by almost 60% through 10 months post-vaccination in adult ESRD patients on hemodialysis. The reduction in bacteremia one year after vaccination was 26%. Reaction in these patients to receiving the vaccine was mild to moderate and was generally resolved within 36-48 hours following vaccination. The most commonly occurring adverse event was minor pain at the intramuscular injection site.

We have been advised by the FDA that because the reduction in infections in the previous trial was not statistically significant at twelve months post-vaccination, the primary endpoint of the trial, the FDA will require a confirmatory Phase III clinical trial for StaphVAX with an agreed to efficacy endpoint. This endpoint is expected to be 8-10 months post-vaccination based on results from the previous trial. We are currently in discussion with the FDA to determine the trial design for the second Phase III clinical trial and anticipate finalizing this trial design during 2002. We anticipate initiating the confirmatory Phase III clinical trial for StaphVAX in 2003 using material manufactured by Dow Biopharmaceutical Contract Manufacturing Services' (formerly Collaborative BioAlliance) ("Dow") at its facility in Smithfield, Rhode Island, the expected commercial manufacturing facility for StaphVAX.

In 2001 we initiated a boosting trial with StaphVAX in hemodialysis patients who received StaphVAX in the Phase III trial completed in 2000. The trial is intended to measure antibodies generated in response to vaccination over a six month period to determine whether those antibodies return to high levels observed following the first vaccination. The investigators will also determine if the booster dose of vaccine changes the rate at which antibody levels decrease over time in these immune-compromised patients. In addition, the trial will evaluate the safety of the booster dose of the vaccine. We anticipate obtaining results from this booster trial in the second quarter of 2002.

ALTASTAPH(TM) [STAPHYLOCOCCUS AUREUS IMMUNE GLOBULIN INTRAVENOUS (HUMAN)]

Altastaph is an investigational human polyclonal antibody product that contains high levels of specific antibodies against S. AUREUS Type 5 and Type 8 CP. These antibodies are collected from the antibodies of normal healthy donors who have been vaccinated with StaphVAX at our antibody collection centers. The collected antibodies are purified into Altastaph at our biopharmaceutical manufacturing facility in Boca Raton, Florida. In contrast to StaphVAX, which is intended to provide long-term protection against S. AUREUS infection, Altastaph is designed to provide immediate protection to those at immediate risk of infection, or who are immunocompromised and cannot respond effectively to a vaccine. High-risk populations include low birth weight newborns, trauma patients and emergency surgical patients. Altastaph is also being developed as a therapeutic agent for use in those patients with diagnosed S. AUREUS infections. This type of protection or treatment is likely to be cost-effective because antibodies in a single dose of Altastaph persist in the bloodstream for a number of weeks to provide protection for the entire risk period.

In 1999, we successfully completed a multi-dose safety and pharmacokinetic (the drug's profile in the body or "PK") Phase I-II trial of Altastaph in low birth weight newborns that demonstrated its safety and PK at a variety of dosage levels. The preliminary PK analysis indicates that titers of the specific anti-staph antibodies are dose-related. Even the lowest dose (500 mg/kg) of Altastaph resulted in antibody titers that pre-clinical models and clinical trials with StaphVAX indicate may be protective against infection. We expect to initiate a larger second Phase I-II clinical trial in low birth weight newborns in 2002.

We plan to evaluate the use of Altastaph as a therapeutic product for the treatment of diagnosed S. AUREUS infections. As a therapeutic product, Altastaph may be expected to act synergistically, or additively, with antibiotics given the different mechanisms of these therapies. A Phase I-II clinical study of Altastaph in a hospital-intensive care unit for trauma patients with diagnosed
S. AUREUS is in the planning stages and we anticipate initiating this trial in 2002. This blinded study will help define the safety and PK of Altastaph in adults in combination with traditional antibiotics for the treatment of serious
S. AUREUS infections in a hospitalized patient population.

NEXT GENERATION PRODUCTS AND OTHER ANTI-BACTERIAL VACCINES IN DEVELOPMENT

We have also identified and patented a serotype of S. AUREUS, named type 336, that accounts for over 90% of non-type 5 and non-type 8 S. AUREUS clinical infections or about 10-12% of all clinically significant S. AUREUS infections. We have identified, purified and characterized type 336 antigen and have prepared a conjugate vaccine that is capable of protecting animals from challenge with clinical isolates of this serotype. During 1998, we were issued a U.S. patent on a S. AUREUS 336 antigen. Included in the patent were claims including vaccines made from that antigen and antibodies reactive to the antigen. The second generation of StaphVAX is expected to contain type 336 antigen of S. AUREUS in addition to type 5 and type 8 antigens. Patents for type 336 antigen and its use are being pursued worldwide.

S. EPIDERMIDIS and ENTEROCOCCUS FAECALIS are the two other clinically significant Gram-positive bacteria causing hospital-acquired infections. We intend to extend product coverage to these two Gram-positive bacteria in subsequent generations of StaphVAX and Altastaph. We have filed patent applications on selected S. EPIDERMIDIS and enterococcal antigens and were issued two patents during 1999 containing claims covering both a S. EPIDERMIDIS vaccine and a human polyclonal antibody. Prototypic S. EPIDERMIDIS and enterococcal vaccines produced by us have been shown to induce antibodies that are protective in animal models and that facilitate elimination of bacteria by human phagocytes.

ANTI-VIRAL PROGRAM:

NABI-HB(TM) [HEPATITIS B IMMUNE GLOBULIN (HUMAN)]

In October 2001, we received an approval letter from the FDA to manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. The initial production lots of Nabi-HB manufactured at our Boca Raton facility have been submitted to the FDA for approval and we anticipate that this product will be released by the FDA and launched to the market in the first quarter of 2002. In 2001, we completed the in-patient phases of the clinical studies for the use of Nabi-HB to prevent the reinfection of transplanted livers in HBV positive patients.

CIVACIR(TM) [HEPATITIS C IMMUNE GLOBULIN (HUMAN)]

Hepatitis C virus ("HCV") has significant economic impact because it causes chronic infections in a large percentage of those infected and results in severe illness and death in later stages of the disease. Chronic HCV infection is a frequent cause of end-stage liver disease in North America and Europe and is present in approximately one third of patients undergoing liver transplants. HCV infection also contributes to frequent hospitalizations and failure of the transplanted liver when it occurs in transplant patients. There are approximately 4 million individuals in the U.S. and an estimated 170 million individuals worldwide infected with HCV.

Civacir is an experimental human polyclonal antibody product that contains antibodies to HCV. Pre-clinical studies indicate that Civacir contains antibodies that are neutralizing to HCV. We are developing Civacir for the prevention of HCV reinfection of transplanted livers and for the treatment of chronic HCV infections.

In 2000, we completed a series of chimpanzee studies of Civacir in collaboration with the CDC under a Cooperative and Research Development Agreement. The results from these animal studies suggest that the elevated level of anti-HCV in serum maintained by multiple infusions of Civacir may be associated with the elimination of virus from the blood, prevention of acute hepatitis and the possible elimination of HCV antigen from liver cells after HCV infection. In chronically infected chimpanzees, Civacir appears to reduce circulating levels of HCV in the bloodstream. We have manufactured clinical lots of Civacir and plan to manufacture commercial lots of Civacir at our Boca Raton, Florida biopharmaceutical manufacturing facility upon licensure by the FDA of this product.

In September 2000, we signed a Clinical Trials Agreement for the "Evaluation of the Safety and Pharmacokinetics of Hepatitis C Immune Globulin (Human), Civacir, in Liver Transplant Patients" with the National Institute of Allergy and Infectious Disease ("NIAID"). The Phase I-II trial is expected to begin in the first half of 2002.

RENS AND RENT (RING EXPANDED NUCLEOSIDES AND NUCLEOTIDES)

Nucleosides and nucleotides are the building blocks of DNA and RNA. Scientists at the University of Maryland Baltimore County ("UMBC") and at Nabi Biopharmaceuticals have developed a novel, proprietary, platform technology which permits the synthesis of a new class of nucleoside and nucleotide analogs called Ring Expanded Nucleosides ("RENs") and Ring Expanded Nucleotides ("RENt"). Nucleoside and nucleotide analogs have been shown to possess anti-microbial, anti-viral and anti-tumor activities. In addition to evaluating RENs compounds as stand-alone drugs, we believe there are opportunities to evaluate use of our current antibody based anti-virals in combination with RENs compounds.

In 1998, Nabi Biopharmaceuticals and UMBC were issued a U.S. patent with claims encompassing certain RENs and RENt compounds. We have an exclusive license from UMBC for the patented technology, inclusive of a pending patent application claiming therapeutic (anti-viral/anti-tumor) uses of these analogs. We have prepared a number of active compounds through our collaboration with UMBC under a series of Maryland Industrial Partnership grants. A lead compound, Nabi 3700.001, has been selected for further development. In pre-clinical IN-VITRO studies, this drug has been shown to have an acceptable toxicity profile and to have good anti-viral activity and specificity against HBV. Under the license agreement, we are obligated to pay the UMBC a royalty based on net sales.

NICOTINE ADDICTION PROGRAM:

NICVAX(TM) (NICOTINE CONJUGATE VACCINE)

Tobacco use is the single leading preventable cause of death in the U.S. It is estimated that more than 47 million adults aged 18 years and older currently smoke in the U.S. In the U.S., there are an estimated 4.1 million adolescent smokers between the ages of 12 - 17, and more than 3,000 people under the age of 18 become new regular smokers each day. Economically, smoking is reported to be responsible each year for an estimated $50 billion of direct medical costs and $47 billion in indirect non-medical costs (lost work time and disability). According to the CDC, 430,000 deaths annually are attributable to cigarette smoking in the U.S. alone - more than alcohol, cocaine, heroin, homicide, suicide, car accidents, fire, and AIDS combined. On a worldwide basis, the statistics are even more significant as at least 1.1 billion people (one-third of the global adult population) uses tobacco.

The repeated use of tobacco leads to nicotine addiction. Addiction to nicotine is the primary reason people find it difficult to stop using tobacco in its various forms. NicVAX is an experimental vaccine to prevent and treat nicotine addiction. NicVAX has been developed to induce the production of high levels of nicotine-specific antibodies in the vaccinated individual. Our researchers have shown that it is possible to link haptens, usually small, sub-antigenic molecules, to carrier proteins, thereby making the haptens able to induce antibodies (immunogenic). Vaccination with NicVAX has been shown to generate high levels of nicotine-specific antibodies in animals. Results with NicVAX in animal models indicate that nicotine bound to the antibodies is unable to cross the blood/brain barrier and thus is unable to bind and activate neuroreceptors in the brain believed to be the source of positive reinforcement from smoking. One of the potential effects of a nicotine vaccine might be to prevent positive feedback from nicotine should a user be exposed to nicotine during an attempt to break their habit. The antibodies induced by the vaccine have been shown to be able to ease nicotine dependence in rats, reduce nicotine levels in the brains of rats by 64% compared to controls, prevent nicotine-induced blood pressure increases, and reduce the hyperactivity induced in rats in response to nicotine injections.

NicVAX uses the same technology for conjugate vaccines developed for StaphVAX. The result is a vaccine with a significantly greater immunogenicity than experimental vaccines derived by more classical conjugation technologies. We believe that antibodies to NicVAX are highly specific to nicotine and are of higher affinity than has been achievable with other conjugation technologies. In May 2001, the U.S. Patent and Trademark Office issued a U.S. Patent to Nabi for NicVAX titled "Hapten-Carrier Conjugates for Treating and Preventing Nicotine Addiction" that covers the binding of nicotine to a protein carrier for use as a vaccine for treating and preventing nicotine addiction. Patent applications on this technology, on the resultant nicotine vaccine and its use to prevent and treat nicotine addiction have been granted outside the U.S.

In 2000, we and our collaborators at the University of Minnesota, Hennepin County Medical Center and the University of Houston - Clear Lake received a grant from the NIH's National Institute on Drug Abuse ("NIDA") for the further development of NicVAX for a period up to four years. Funding for the second year under this grant was approved for 2001. In November 2001, we announced the successful completion of toxicology studies for NicVAX which were also funded by NIDA. We anticipate commencing Phase I and Phase I-II clinical trials of NicVAX in 2002.

OTHER PROGRAMS:

STAPHYLOCOCCUS AUREUS VACCINE FOR MASTITIS

S. AUREUS is the most frequent cause of mastitis, one of the most common diseases affecting dairy and beef cattle. This disease results in significantly higher costs for producers of dairy and beef products due to discarded milk, decreased productivity, treatment expense, and the inability of infected cows to suckle calves.

In October 2001, the U.S. Patent and Trademark Office issued a patent entitled "STAPHYLOCOCCUS AUREUS antigen-containing whole cell vaccine." This patent covers the composition of a S. AUREUS vaccine, the method of vaccine preparation, and its use as a therapeutic or prophylactic agent to protect animals against infection. We consider this whole cell vaccine technology to be an out-licensing candidate.

The following is a summary of our products under development:



       Products                              Intended Use                                  Status
       --------                              ------------                                  ------
GRAM-POSITIVE PROGRAM:

StaphVAX                        Vaccine to provide long-term protection      Completed Phase III efficacy trial in
                                against onset of S. AUREUS infections        ESRD patients.  Boosting trial in ESRD
                                                                             patients to be completed in 2002
                                                                             Expect to initiate confirmatory Phase III
                                                                             clinical trial in 2003.

Altastaph                       Purified human polyclonal antibodies to      Completed Phase I-II safety and PK
                                provide treatment or immediate protection    clinical trial in low birth weight
                                against S. AUREUS infections                 newborns; expect to begin two Phase II
                                                                             trials in 2002: one in adult trauma
                                                                             patients with diagnosed Gram-positive
                                                                             infections and one in low birth weight
                                                                             newborns.

Next Generation Products        Combat S. AUREUS 336, S. EPIDERMIDIS, and    Research and pre-clinical development.
(vaccines and antibody-based    Enterococcal bacterial infections
therapeutic products)

ANTI-VIRAL PROGRAMS:

Nabi-HB                         Antibodies administered post exposure for    Received approval letter in October 2001
                                prevention of HBV infection                  to manufacture Nabi-HB in our Boca
                                                                             Raton, Florida facility.

                                Prevention of HBV reinfection in liver       Completed clinical studies in 2001.
                                transplant patients

Civacir                         Antibody to prevent reinfection of           Expected to begin Phase I-II clinical
                                transplanted livers in patients with         trials in liver transplant patients
                                hepatitis C liver disease and to treat       beginning in 2002.
                                chronic hepatitis C virus infections

RENs and RENt                   Small molecule nucleoside and nucleotide     Research
                                analog technology to treat viral infections
                                and cancer.

NICOTINE ADDICTION
PROGRAMS:

NicVAX                          Vaccine and prevention and treatment of      Phase I and Phase I-II clinical trials
                                nicotine addiction                           anticipated to begin in 2002.

OTHER PROGRAMS:

S. AUREUS Vaccine for           Prevention and treatment of S. AUREUS        Out-licensing candidate
Mastitis                        mastitis in cattle


STRATEGIC ALLIANCES

We are actively pursuing strategic alliances to assist in the development of some of the products in our pipeline and to expand our biopharmaceutical business. Our current key strategic alliances are discussed below.

CANGENE CORPORATION

Under a license and distribution agreement with Cangene, we have exclusive rights to distribute and market WinRho SDF in the U.S.. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales and shares in the profits from sales after accounting for the costs of production and selling expenses. The license and distribution agreement terminates in 2005 and requires us, among other things, to meet specified annual sales goals or make specified annual payments to Cangene in order to maintain exclusivity. During 2001, we continued to meet these goals.

Cangene also manufactured Nabi-HB for us. This agreement terminates in March 31,2002. See also "Supply and Manufacturing - Biopharmaceuticals." In addition, Cangene has exclusive marketing rights for Nabi-HB in Canada provided it meets specified sales goals. We share in the profits from sales of Nabi-HB in Canada. The term of the Canadian marketing agreement with Cangene for Nabi-HB terminates in March 2002.

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

DSM CATALYTICA PHARMACEUTICALS

In 1999, we entered into a five-year agreement with Catalytica for exclusive distribution rights in the U.S. and Canada for Aloprim. Under this agreement, we sell and Catalytica manufactures the product and both companies share in profits from the sale of the product. In addition to the U.S. and Canada, we can purchase Aloprim in territories where the license holder prior to Catalytica, GlaxoSmithKline ("GSK"), has not commercialized the product within five years from the effective date of the agreement. Globally, we have the rights to purchase the product from GSK.

BAXTER HEALTHCARE CORPORATION

In 1997, we acquired from Baxter Healthcare Corporation ("Baxter") the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the second twelve-month extension beginning in May 2001. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2002 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures

Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2003. If the rights revert to Baxter and Baxter later sells these rights, Nabi Biopharmaceuticals and Baxter will share equally the proceeds of any such sale, and under certain circumstances Baxter will be required to make a specified payment to us. Upon FDA licensure to manufacture the product, we are obligated to pay $1.0 million to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6.0 million. Baxter is also a principal supplier of antibody collection supplies to Nabi Biopharmaceuticals.

PUBLIC HEALTH SERVICES/NATIONAL INSTITUTE OF HEALTH

Under a license agreement with the PHS/NIH, we have exclusive rights to a patent relating to a carbohydrate/protein conjugate vaccine against Staphylococcus and are obligated to pay PHS a royalty based on net sales. The licensed patent rights cover staphylococcal vaccines including StaphVAX. The license terminates with respect to each country it applies to on the date that the patent rights expire in such country.

CUSTOMER RELATIONSHIPS

We sell our biopharmaceutical products to wholesalers, distributors, hospitals and home healthcare companies and sell our antibody products to pharmaceutical and diagnostic product manufacturers.

In connection with the sale of the majority of the antibody collection business, we entered into an agreement for the purpose of assuring that each party would have the ability to meet supply commitments to third parties arising in connection with the sale. Under this agreement, we agreed to sell to the purchaser antibodies collected at the nine centers we retained at our cost plus an administrative margin for a period of four years. This agreement has now been amended to permit us, beginning in 2002, to sell non-specific antibodies to third parties at market prices.

For our other antibody product contracts, pricing for product deliveries is generally mutually agreed to prior to the beginning of the contract and fixed for the contract term, generally one year or less. The contracts generally provide for price increases/decreases to reflect changes in customer specifications and new governmental regulations. Consequently, our profit margins may be adversely or beneficially affected if the cost of collecting antibody products rises or falls during the year.

Customers to which sales exceeded 10% of our annual consolidated sales in the last three fiscal years ending December 29, 2001, December 30, 2000 and December 31, 1999 were Baxter and Bayer Corporation. Sales to Cardinal Health, Inc. exceeded 10% for the years ended December 29, 2001 and December 30, 2000. Aggregate sales to these customers were approximately $131.3 million, $119.3 million and $112.4 million, or 53%, 52% and 47% of total sales for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively.

SUPPLY AND MANUFACTURING

BIOPHARMACEUTICAL PRODUCTS

In October 2001, we received an approval letter from the FDA to manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. Initial production lots of Nabi-HB manufactured at our Boca Raton facility have been submitted to the FDA for approval. We anticipate that this product will be released by the FDA and launched to the market in the first quarter of 2002. We have manufactured clinical lots of the Nabi-HB, Altastaph and Civacir in this facility.

Previously, Cangene manufactured Nabi-HB for us under an agreement which will terminate in March 31,2002. We collected and supplied the anti-HBs antibodies necessary for the manufacture of Nabi-HB.

In December 2001, we signed a 10-year agreement with Inhibitex, Inc. to manufacture its lead investigational antibody-based therapy in our Boca Raton biopharmaceutical facility.

In April 2001, we signed an agreement with Acambis to produce specialty antibodies at our antibody collection centers under an IND to be submitted by Acambis to the FDA and manufacture their antibody-based therapeutic product.

We are required to purchase our requirements of WinRho SDF from Cangene, which has granted us exclusive distribution and marketing rights to the product in the U.S., under an agreement which terminates in 2005. We collected and supplied a portion of the anti-D antibodies necessary for the manufacture of Nabi-HB.

In 1997, we acquired from Baxter the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the second twelve-month extension beginning in May 2001. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2002 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2003. If the rights revert to Baxter and Baxter later sells these rights, we and Baxter will share equally the proceeds of any such sale, and under certain circumstances Baxter will be required to make a specified payment to us. We continue to make progress in the transfer of the manufacture of Autoplex T to our Boca Raton, Florida biopharmaceutical manufacturing facility.

Catalytica manufactures Aloprim for us and has granted us exclusive distribution rights in the U.S. and Canada under an agreement that terminates in June 2004.

We manufacture both pre-clinical and clinical lots of vaccine products at our pilot facility in Rockville, Maryland and antibody-based therapeutic products at our Boca Raton, Florida and our Miami, Florida facilities.

In May 2000, we completed an agreement with Dow for the contract production and commercial supply of StaphVAX. Significant progress in the transfer of manufacturing from our pilot plant in Rockville, Maryland to Dow's current Good Manufacturing Practice ("cGMP") manufacturing facility in Smithfield, Rhode Island, was made during 2001. We expect to complete the manufacturing transfer in 2002 and complete scale-up of manufacturing in 2003. We expect to use StaphVAX manufactured at Dow for the confirmatory Phase III trial expected to be initiated in 2003.

ANTIBODY COLLECTION PROCESS

We currently collect and process antibodies from 9 collection centers located across the U.S. Each center is licensed and regulated by the FDA. Most of our centers are located in urban areas and some are near universities and military bases. Prospective donors are required to complete a medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, antibodies are collected from suitable donors by means of a process known as plasmapheresis.

In September 2001, in connection with the sale of a majority of our antibody collection business, we entered into a Laboratory Testing Services Agreement with the purchaser to provide at cost certain laboratory testing services for antibodies collected at our retained collection centers. This agreement may be terminated with one year's notice by either party.

In 2001, we entered into an Antibody Purchase Agreement with the acquirer of the majority of the antibody business. Under terms of the Agreement, we agreed to purchase non-specific antibodies at our contracted selling price to meet commitments under one supply agreement.

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

BIOPHARMACEUTICAL PRODUCTS

Vaccines and human polyclonal antibody products are classified as "biological products" under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical studies and the filing of an IND application with the FDA, which must be accepted by the FDA before human clinical studies may commence. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. Phase IV trials monitor for adverse effects and are undertaken post-licensure as additional large-scale, long-term studies of morbidity and mortality. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. Biological products, once approved, have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved.

The results of all trials are submitted in the form of a BLA/New Drug Application ("NDA") for approval to commence commercial sales. For BLA/NDA approval, the FDA requires, among other things, that the prospective manufacturer's methods conform to the agency's cGMP regulations, which must be followed at all times and that the prospective manufacturer submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The regulatory process can be modified by Congress or the FDA in specific situations.

ANTIBODY PRODUCTS

The collection, storage and testing of antibodies and antibody based products derived from antibodies are strictly regulated by the FDA. In order to operate in the U.S., an antibody collection facility must hold a Biologics License issued by the FDA's Center for Biologics Evaluation and Research. Each collection facility must be regularly inspected and approved in order to maintain licensure. In addition, collection centers require FDA approval to collect each specialty antibody product.

We hold Biologics License No. 1022 covering all Nabi Biopharmaceutical-owned centers. We are also subject to and are required to be in compliance with pertinent regulatory requirements of the foreign countries where we export products.

We continually pursue our commitment to quality and compliance with applicable FDA regulations and other regulatory requirements through our own internal training and quality assurance programs. As part of our commitment to quality, we have embraced the Quality Plasma Program ("QPP") that was initiated by the American Blood Resources Association, an organization that establishes and recommends guidelines for the antibody industry. QPP imposes standards on antibody collection facilities in addition to those presently required by the FDA. QPP certification has proven to be increasingly significant and fractionators worldwide now require that the supply of antibodies come only from QPP certified centers. All collection facilities owned by us are QPP certified.

ORPHAN DRUG ACT

WinRho SDF and Aloprim have received Orphan Drug protection, WinRho SDF for the treatment of ITP through March 2002, and Aloprim for treatment of chemotherapy induced hyperuricemia through December 2003. Under the Orphan Drug Act, the FDA may designate a product as having Orphan Drug status to treat a "rare disease or condition," which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the U.S. at the time of designation, or, if victims of a disease number more than 200,000, for which the sponsor establishes that costs of development will not be recovered from U.S. sales in seven years. When a product is designated an Orphan Drug, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first BLA approved for a given drug for its use in treating a given rare disease may receive marketing exclusivity. See also "Factors to Be Considered - Uncertainty of Orphan Drug Designation."

COMPETITION

BIOPHARMACEUTICAL PRODUCTS

We believe that Nabi-HB has achieved a significant share of the domestic market and that our access to the vaccines and specialty antibodies necessary for the manufacture of Nabi-HB will allow us to maintain our market share. Anti-HBs antibodies produced at our antibody collection centers are currently used in the manufacture of Nabi-HB. See also "Supply and Manufacturing - Biopharmaceutical Products."

WinRho SDF is the first and only anti-D therapy approved for the treatment of ITP. We believe that WinRho SDF has a significant and growing share of the domestic market for ITP treatment. Competing therapies include the use of steroids, IVIG, and splenectomy (a surgical procedure to remove the spleen). WinRho SDF has Orphan Drug status through March 2002 and may be subject to new competition in the future.

Autoplex T competes in the anti-inhibitor segment of the hemophilia A marketplace. Autoplex T and other competitive agents are used to treat patients that have developed inhibitors (an immunity) to Factor VIII, the standard therapy for people suffering from hemophilia A. There are two biopharmaceutical products currently on the market that compete with Autoplex T.

Aloprim is the first and only intravenous allopurinol therapy available for the treatment of chemotherapy-induced hyperuricemia or Tumor Lysis Syndrome. Aloprim provides a therapeutic option for patients that cannot tolerate oral allopurinol therapy. Currently, Aloprim has no direct competitors. Aloprim has Orphan Drug status through May 2003.

ANTIBODY PRODUCTS

We and other independent suppliers of antibodies sell these raw materials principally to pharmaceutical companies that process this raw material into finished products. Although these pharmaceutical companies generally own plasmapheresis centers, in the aggregate, they purchase a substantial portion of their antibody requirements from independent suppliers. There is competition among these independent suppliers and certain independent suppliers have consolidated their operations through mergers and acquisitions. We compete for sales by maintaining competitive pricing and by providing customers with high-quality products and superior customer service. Management believes we have the ability to continue to compete successfully in these areas.

We compete for donors with pharmaceutical companies that obtain antibodies for their own use through their own collection centers, other commercial collectors of antibodies, and non-profit organizations such as the American Red Cross and community blood banks that solicit donations of whole blood. We compete for donors by providing competitive compensation and outstanding donor service, by implementing programs to attract donors through education as to the uses for collected antibodies, by encouraging groups to have their members become donors for fund raising purposes and by improving the attractiveness of our collection facilities.

EMPLOYEES

We employed 615 persons at December 29, 2001. We believe that the relations between our management and our employees are generally good.

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

RISK WITH RESPECT TO CERTAIN EXISTING PRODUCTS

Our rights to WinRho SDF and Aloprim expire in 2005 and 2004, respectively. There can be no assurance that our rights to these products will be extended on the same terms as now exist or at all.

Pursuant to the terms under which we acquired our rights to Autoplex T from Baxter, the FTC could require us to return to Baxter our rights to Autoplex T if we do not obtain FDA approval to manufacture the product by May 2002 or a later date agreed to by the FTC. We will not obtain FDA approval to manufacture Autoplex T by May 2002 and will be seeking an extension from the FTC. Although we believe we will receive the extension, there can be no assurance that it will be granted by the FTC.

WinRho SDF and Aloprim currently enjoy Orphan Drug status expiring in March 2002 and December 2003, respectively. Expiration of Orphan Drug status likely will lead to increased competition for these products and could adversely affect their sales or profitability.

DEPENDENCE UPON THIRD PARTIES TO MANUFACTURE PRODUCTS

We do not currently manufacture three of our four currently marketed biopharmaceutical products and are dependent upon third parties to manufacture these products. The failure by these manufacturers to meet our needs for these products or delays in the receipt of deliveries could have a material adverse effect on our future business, financial condition and results of operations. Biopharmaceutical product sales were constrained in 2000 because of the inability of the contract manufacturer for WinRho SDF and Nabi-HB to supply product for a period of time. In both 2000 and 2001, our ability to market Autoplex T has been adversely affected by the inability of the manufacturer of this product to reliably supply us with necessary quantities of this product at desired potency levels.

LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE; ADVERSE IMPACT OF UNDER-UTILIZATION

In October 2001, we received an approval letter from the FDA to manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. Initial production lots of Nabi-HB manufactured at our Boca Raton facility have been submitted to the FDA for approval. There can be no assurance as to whether or when we will receive this approval. The new facility is designed to process specialty antibodies into biopharmaceutical products. However, we have not previously owned or operated such a facility and have no direct experience in commercial, large-scale manufacturing of biopharmaceutical products. Initially, we will not utilize the full manufacturing capacity of the facility and there can be no assurance that we will have sufficient product to manufacture so that the facility can be operated efficiently and profitably. Further, there can be no assurance we will have product to manufacture either on our own behalf or on behalf of third parties, to offset the cost of the facility's operation. Our failure to successfully operate our new manufacturing facility would have a material adverse effect on our future business, financial condition and results of operations.

Manufacturing products at a single site may present risks if a disaster (such as a fire or hurricane) causes interruption of manufacturing capability. In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on our future business, financial conditions and results of operations.

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

COSTS OF RESEARCH AND DEVELOPMENT

We have incurred and expect to continue incurring significant expenses associated with our biopharmaceutical product development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Products under development may not generate sales for several years or at all. We currently do not have the financial resources to concurrently fund all of our biopharmaceutical product development programs to completion. We are actively pursuing strategic alliances to assist in the development and commercialization of our biopharmaceutical products. There can be no assurance that our efforts will be successful. Our ability to continue to fund our ongoing research and development activities is currently dependent on our ability to generate sales from our biopharmaceutical and antibody products or obtain financing. There can be no assurance, therefore, that we will be able to continue to fund our research and development activities at the level required to commercialize our biopharmaceutical product development programs, and if we are required to reduce the funding for our research and development activities, this could have a material adverse effect on our future prospects.

UNCERTAINTY OF NEW PRODUCT DEVELOPMENT

Our future success will depend on our ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. Our biopharmaceutical products under development are at various stages, and substantial further development, pre-clinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. The proposed development schedules for these products may be affected by a variety of factors, including technological difficulties, competition, failure to achieve desired results in clinical trials, proprietary technology positions of others, reliance on third parties for manufacturing, failure to market effectively, changes in government regulation and funding. Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that government approval to commercialize the product will be obtained. In addition, any delay in the development, introduction or marketing of our products under development could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that our biopharmaceutical products under development will prove to be technologically feasible, commercially viable and able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. Our failure to successfully develop and commercialize in a timely manner our biopharmaceutical products and obtain necessary regulatory approvals could have a material adverse effect on our future operations. In particular, our failure to obtain FDA approval for StaphVAX on a timely basis could adversely affect our market valuation.

COMPETITIVE MARKET FOR BIOPHARMACEUTICAL PRODUCTS

Our currently marketed biopharmaceutical products compete with those of other companies. Most of these companies have greater financial resources, research and product development capabilities and marketing organizations than we do. We may need to supplement our own sales efforts with the resources of a partner. If we so elect, there can be no assurance that we will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. If we succeed in bringing one or more products to market, we will compete with many other companies that may have extensive and well-funded marketing and sales operations. Our failure to successfully market new biopharmaceutical products could have a material adverse effect on our future business, financial condition and results of operations.

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

FACTORS AFFECTING ANTIBODY PRODUCTS SUPPLY AND DEMAND; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Our customers for antibody products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities. Concern over the safety of antibody products has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. These changes have resulted in significantly increased cost to us in providing non-specific and specialty antibodies to our customers. New procedures, which include a more extensive investigation into a donor's background, as well as more sensitive tests, have also disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. These more stringent measures could adversely affect our antibody production with a corresponding adverse effect on our future business, financial condition and results of operations. In addition, our efforts to increase production to meet customer demand have resulted in higher costs to attract and retain donors.

Most of the antibodies we collect, process and sell to our customers is used in the manufacture of therapeutic products to treat certain diseases. Several companies are marketing and developing products to treat some of these diseases based upon technology which would lessen or eliminate the need for human antibodies. Such products could adversely affect the demand for antibodies. Although products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human antibodies, we are unable to predict the impact on our business of future technological advances.

The worldwide supply of antibodies has fluctuated historically. Future changes in government regulation relating to the collection, fractionation and use of antibodies or any negative public perception about the antibody collection process or the safety of products derived from blood or antibodies could further adversely affect the overall supply of or demand for antibodies. Increases in supply or decreases in demand of antibody products could have a material adverse effect on our future business, financial condition and results of operations.

DEPENDENCE OF THE ANTIBODY BUSINESS ON A SMALL NUMBER OF CUSTOMERS, EFFECT OF EXISTING CONTRACTS

Our antibody sales are currently concentrated among a few large pharmaceutical companies. During the 2001, 2000 and 1999 fiscal years, antibody sales to our top two customers collectively accounted for approximately 66%, 60%, and 51%, respectively, of our antibody sales. Our contract to sell antibodies to one of these customers, Baxter, was assigned in September 2001 in connection with the sale of a majority of our antibody collection centers. We do not believe that this assignment will have a material adverse effect on our profitability. The loss of any remaining major customer or a material reduction in a major customer's purchases of antibodies could have a material adverse effect upon our future business, financial condition and results of operations. If these customers are unable to comply with FDA regulations, their manufacturing facilities may be temporarily closed which will reduce the need for antibodies provided by us. Plant closures and reductions in customers' production because of FDA regulatory problems have occurred in recent years, and our financial performance has been adversely affected as a result. There can be no assurance that the customer regulatory problems, which are not within our control, will not reoccur with the same adverse impact on us in the future.

Most of our antibodies are sold under contracts which extend for a period up to one year. Certain of these contracts do not permit us to increase prices during the year except to reflect changes in customer specifications and new governmental regulations. If our costs of collecting antibodies under these certain contracts rise for reasons other than changes in customer specifications and new governmental regulations, we are unable to pass on these cost increases to our antibody product customers except with the consent of the customer. Moreover, our existing contracts do not generally permit us to expeditiously take advantage of market changes which could benefit us.

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

Although we do not have material sales of our biopharmaceutical products outside the U.S., our goal is to expand our non-U.S. presence for these products. Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our future business, financial condition and results of operations.

Our U.S. antibody collection, labeling, storage and distribution activities also are subject to strict regulation and licensing by the FDA. Our antibody collection centers in the U.S. are subject to periodic inspection by the FDA, and from time to time we may receive notices of deficiencies from the FDA as a result of such inspections. Our failure or the failure of our antibody collection centers to continue to meet regulatory standards or to remedy any such deficiencies could result in corrective action by the FDA, including closure of one or more antibody collection centers and fines or penalties. New regulations may be enacted and existing regulations or their interpretation or enforcement are subject to change. Therefore, there can be no assurance that we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition and results of operations.

POTENTIAL ADVERSE EFFECT OF LITIGATION

Antibodies collected by us and antibody-based products manufactured by our customers run the risk of being HIV-contaminated or contaminated with another virus. As a result, suits may be filed against our customers and us claiming that the plaintiffs became infected with HIV or other viruses as a result of using the contaminated products. Such suits have been filed in the past related to HIV-contaminated antibodies, and in a number of suits we were one of several defendants. With the exception of one suit that is still pending, all of these suits have been dismissed without liability to us. No assurance can be given that additional lawsuits relating to infection with HIV or other viruses will not be brought against us by persons who have become infected with HIV or other viruses from antibody fractionates. In addition, there can be no assurance that lawsuits based on other causes of action will not be filed or that we will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits could have a material adverse effect on our future business, financial condition and results of operations.

LIMITED INSURANCE

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

LIMITED PROPERTY INSURANCE

We maintain significant real property assets in Florida. Property insurance for companies with a high concentration of property assets in Florida is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the value of our property increases.

ADDITIONAL FINANCING REQUIREMENTS AND ACCESS TO CAPITAL

We may need to raise additional capital to increase funding of our product research, development and marketing activities. We may seek additional funding through public or private equity or debt financing, collaborative arrangements with strategic partners or from other sources. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to defer certain investments in the areas of research, product development, manufacturing or marketing activity, or otherwise modify our business strategy, and our future business and future prospects could be materially and adversely affected.

STRATEGIC ALLIANCES

We are pursuing strategic alliances with third parties for the development of certain of our biopharmaceutical products. No assurance can be given that we will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. If we are not successful in our efforts, our ability to continue to develop our products under development may be adversely affected. Even if we are successful, if any of our collaborative partners violate or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and we might be required to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and us could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

UNCERTAINTY OF LEGAL PROTECTION AFFORDED BY PATENTS AND PROPRIETARY RIGHTS

The patent positions of biopharmaceutical firms generally are highly uncertain and involve complex legal and factual questions. There can be no assurance that existing patent applications will result in issued patents, that we will be able to obtain additional licenses to patents of others or that we will be able to develop additional patentable technology of our own. Because patent applications in the U.S. are not disclosed by the Patent and Trademark Office until patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurances that any patents issued to us will provide us with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, or, if patents are issued to us, design around such patents.

A number of biopharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to ours. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. Such a conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products could have a material adverse effect on our future business, financial condition and results of operations. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of third party proprietary rights.

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

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

Competition in the development of biopharmaceutical products is intense, both from biopharmaceutical and biotechnology companies, and is expected to increase. Many of our competitors have greater financial resources and larger research and development staffs than us, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing biopharmaceutical products. Competition with these companies involves not only product development, but also acquisition of products and technologies from universities and other institutions. We also compete with universities and other institutions in the development of biopharmaceutical products, technologies and processes and for qualified scientific personnel. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by us. In addition, one or more of our competitors may achieve product commercialization of or patent protection for competitive products earlier than us, which would preclude or substantially limit sales of our products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology that would lessen or eliminate the need for human antibodies. The successful development and commercialization by any of our competitors of any such product could have a material adverse effect on our future business, financial condition and results of operations.

We compete for antibody donors with pharmaceutical companies, other independent antibody suppliers, other commercial collection companies and non-profit organizations such as the American Red Cross and community blood banks that solicit the donation of blood. A number of these competitors have access to greater financial, marketing and other resources than us. We compete for donors by offering financial incentives to donors to compensate them for their time and inconvenience, providing outstanding customer service to our donors, implementing programs designed to attract donors through education as to the uses for collected antibodies, encouraging groups to have their members become donors and improving the attractiveness of our antibodies collection facilities. We also compete with other independent antibody suppliers that sell antibodies principally to pharmaceutical companies that process antibodies into finished products. If we are unable to maintain and expand our donor base, our future business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 2. PROPERTIES

We own an 87,300 square foot facility that houses our executive offices and our licensed biopharmaceutical manufacturing facility in Boca Raton, Florida. We received an approval letter from the FDA in October 2001 to manufacture Nabi-HB in our biopharmaceutical manufacturing facility.

We occupy space primarily used to collect antibodies and leased from non-affiliates under leases expiring through 2009. A majority of these leases contain renewal options that permit us to renew the leases for varying periods up to ten years at the then fair rental value. We believe that in the normal course of our business, we will be able to renew or replace our existing leases. Our antibody collection centers range in size from approximately 4,200 to 20,800 square feet.

We lease office, laboratory, warehouse and pilot manufacturing space in Miami, Florida and Rockville, Maryland with terms expiring through May of 2005 with various options for lease extensions.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. We do not believe that such litigation will have a material adverse effect on our future business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 29, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi Biopharmaceuticals are as follows:


Name                           Age    Position
----                           ---    --------
DAVID J. GURY                  63     Chairman of the Board, President and
                                      Chief Executive Officer

THOMAS H. MCLAIN               44     Executive Vice President and
                                      Chief Operating Officer

ROBERT B. NASO, PH.D.          57     Senior Vice President, Quality, Regulatory
                                      and Product Development

MARK L. SMITH                  40     Senior Vice President, Finance,
                                      Chief Financial Officer, Chief Accounting Officer
                                      and Treasurer

C. THOMAS JOHNS                55     Senior Vice President, Manufacturing
                                      Operations

GARY A. SISKOWSKI              56     Senior Vice President, Sales and
                                      Marketing


DAVID J. GURY has served as Chairman of the Board, President and Chief Executive Officer since April 3, 1992. Previously, from May 1984, Mr. Gury served as President and Chief Operating Officer for Nabi Biopharmaceuticals. Mr. Gury has been a director of Nabi Biopharmaceuticals since 1984. From July 1977 until his employment by Nabi Biopharmaceuticals, Mr. Gury was employed by Alpha Therapeutic Corporation (formerly Abbott Scientific Products) as Vice President, Plasma Supply (through May 1984), General Manager, Plasma Operations (through October 1981) and Director of Plasma Procurement (through October 1980). In these capacities, Mr. Gury had executive responsibilities for antibody procurement and operation of plasmapheresis centers.

THOMAS H. MCLAIN has served as Executive Vice President and Chief Operating Officer since April 2001. From 1998 to April 2001 Mr. McLain served Nabi Biopharmaceuticals as Senior Vice President, Corporate Services and Chief Financial Officer. From 1988 to 1998, Mr. McLain was employed by Bausch & Lomb, Inc. where, as Staff Vice President, Business Process Reengineering, he led a cross-functional team to restructure the global finance and purchasing organizations. During his tenure with Bausch & Lomb, Mr. McLain held various positions of increasing responsibility, including Staff Vice President, Accounting and Reporting and Assistant Corporate Controller. Before joining Bausch & Lomb, Mr. McLain practiced with the accounting firm of Ernst & Young LLP.

ROBERT B. NASO, PH.D. has served as Senior Vice President Quality, Regulatory and Product Development, since August 1998. From 1995 to August 1998, Dr. Naso served Nabi Biopharmaceuticals as Senior Vice President, Research and Development and General Manager, Rockville Operations. From 1992 to 1995 Dr. Naso served as Vice President of Research and Development (through 1995) and Vice President of Research (through 1994) of Univax Biologics, Inc. From 1983 to 1992, Dr. Naso was employed at Johnson and Johnson where he held various positions of increasing responsibility in research and development.

MARK L. SMITH has served as Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer since April 2001. From August 1999 to April 2001, Mr. Smith served Nabi Biopharmaceuticals as Vice President of Finance and Chief Accounting Officer and as Senior Director of Finance and Chief Accounting Officer. Prior to joining Nabi Biopharmaceuticals, Mr. Smith served as Vice President of Finance and Chief Financial Officer of Neuromedical Systems, Inc. where he played a leadership role in that company's strategic restructuring and sale. Prior to joining Neuromedical Systems, Mr. Smith served in various financial executive capacities at Genzyme Corporation from 1996 until 1998 and as Vice President of Finance and Administration and Chief Financial Officer of Genetrix, Inc. from 1991 until 1996. Before joining Genetrix Inc., Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers LLP in both Australia and the U.S.

C. THOMAS JOHNS has served as Senior Vice President, Manufacturing Operations since October 2001. From 1997 to October 2001, Mr. Johns served Nabi Biopharmaceuticals as Vice President of Laboratory Services and Diagnostic Products and as Senior Director of Laboratory Services. Prior to joining Nabi Biopharmaceuticals, Mr. Johns served as General Manager of MRL Reference Laboratory from 1993 to 1997. From 1978 to 1993, Mr. Johns was employed at Nichols Institute Regional Laboratory where he held various positions of increasing responsibility in operations.

GARY A. SISKOWSKI has served as Senior Vice President, Sales and Marketing since October 2001. From June 1998 to October 2001, Mr. Siskowski served Nabi Biopharmaceuticals as Vice President of New Business Development. Prior to joining Nabi Biopharmaceuticals, Mr. Siskowski co-founded Advanced Biologics, a clinical research organization specializing in anti-infectives and served as Vice President of Business Development. From 1988 to 1994, Mr. Siskowski was employed at Ortho-McNeil to develop and launch products with the Anti-Infectives Franchise. From 1969 to 1988, Mr. Siskowski was employed at Roche Laboratories where he held various positions of increasing responsibility, ultimately holding the position of Product Director for the Anti-Infectives Franchise.

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                                         PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Nabi Biopharmaceuticals' common stock is quoted on the Nasdaq National Market under the symbol "NABI." The following table sets forth for each period the high and low sale prices for the common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

                                                 High             Low
                                                ------           ------
     2001
               First Quarter                     6.375           3.875
               Second Quarter                    8.500           5.125
               Third Quarter                     7.740           4.850
               Fourth Quarter                   11.080           5.450

     2000
               First Quarter                    12.000           4.125
               Second Quarter                    8.625           3.750
               Third Quarter                    10.063           5.313
               Fourth Quarter                    6.938           2.500



The closing price of our common stock on February 22, 2002 was $5.660 per share. The number of record holders of our common stock at December 29, 2001 was 1,138.

No cash dividends have been previously paid on our common stock and none are anticipated in 2002. Our credit agreement also prohibits dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 29, 2001 that were derived from our audited consolidated financial statements.

The data should be read in conjunction with, and are qualified by reference to, Nabi Biopharmaceuticals' Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All amounts in the following table are expressed in thousands, except for per share data.


                                                                         For the Twelve Months Ended
                                              -----------------------------------------------------------------------------------
(Amounts in Thousands,                        December 29,      December 30,      December 31,     December 31,      December 31,
Except Per Share Data)                           2001               2000              1999             1998              1997
                                              ------------      ------------      ------------     ------------      ------------
Statements of Operations Data:
Sales                                          $ 234,829         $ 228,783         $ 233,603         $ 243,087         $ 228,744
Costs of products sold                           152,613           160,766           163,407           178,366           180,533
Royalty expense                                   12,093            11,175            13,739            10,946             6,617
Selling, general and administrative
      expense                                     40,501            37,168            33,282            31,151            25,012
Research and development expense                  15,330            14,266            15,469            21,822            19,126
Other operating expenses, principally
      freight and amortization                     1,500             1,827             1,905             2,169             3,087

Gain on disposition of assets                   (104,219)               --                --                --                --
Other non-recurring items                             --            (3,875)           (1,935)           14,605             5,680
                                               ---------         ---------         ---------         ---------         ---------
Operating income (loss)                          117,011             7,456             7,736           (15,972)          (11,311)
                                               ---------         ---------         ---------         ---------         ---------
Interest income                                    1,204                33                74                48               272
Interest Expense                                  (2,128)           (3,581)           (4,313)           (5,681)           (4,712)
Other (expenses) income, net                         (28)              198              (110)             (105)              (70)
                                               ---------         ---------         ---------         ---------         ---------
Income (loss) before (provision)
      benefit for income taxes
      and extraordinary item                     116,059             4,106             3,387           (21,710)          (15,821)
                                               ---------         ---------         ---------         ---------         ---------
(Provision) benefit for income taxes             (11,377)              (87)              (43)              (47)            4,668
                                               ---------         ---------         ---------         ---------         ---------
Income (loss) before extraordinary item          104,682             4,019             3,344           (21,757)          (11,153)
Extraordinary item                                    --               340                --                --                --
                                               ---------         ---------         ---------         ---------         ---------
Net income (loss)                              $ 104,682         $   4,359         $   3,344         $ (21,757)        $ (11,153)
                                               =========         =========         =========         =========         =========
Basic Earnings (Loss) Per Share:

      Income (loss) before
        extraordinary item                     $    2.76         $    0.11         $    0.10         $   (0.62)        $   (0.32)

      Extraordinary item                              --              0.01                --                --                --
                                               ---------         ---------         ---------         ---------         ---------
      Net income (loss)                        $    2.76         $    0.12         $    0.10         $   (0.62)        $   (0.32)
                                               =========         =========         =========         =========         =========
Diluted earnings (loss) per share:

      Income (loss) before
        extraordinary item                     $    2.36         $    0.11         $    0.09         $   (0.62)        $   (0.32)

      Extraordinary item                              --              0.01                --                --                --
                                               ---------         ---------         ---------         ---------         ---------
      Net income (loss)                        $    2.36         $    0.12         $    0.09         $   (0.62)        $   (0.32)
                                               =========         =========         =========         =========         =========
Balance Sheet Data:

Working capital                                $ 148,650         $  39,594         $  35,999         $  41,964         $  63,933

Total assets                                     310,309           224,487           214,564           218,300           225,906

Notes payable, including current
      maturities                                  78,500           109,535           112,998           118,044           121,081

Total stockholders' equity                       187,206            77,394            58,177            54,189            75,663



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 29, 2001, December 30, 2000 and December 31, 1999, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under "Factors to be Considered" in Item 1. All amounts are expressed in thousands, except for per share data.

Nabi Biopharmaceuticals is a vertically integrated biopharmaceutical company committed to unlocking the power of the human immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on the development and commercialization of drugs that prevent and treat infectious, autoimmune and addictive diseases. We have four marketed biopharmaceutical products, Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF(R) [Rho (D) Immune Globulin IntravenouS (Human)] for the treatment of acute, chronic and HIV-related immune thrombocytopenia purpura, Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection], and a vigorous clinical trials program. We have a state of the art fractionation plant for our own manufacturing of biopharmaceutical products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

RESULTS OF OPERATIONS

Information concerning Nabi Biopharmaceuticals' sales by industry segment, for the respective periods, is set forth in the following table. All dollar amounts set forth in the table are expressed in thousands.


                                                                     For the Years Ended
                                     ------------------------------------------------------------------------------------
Segment                                  December 29, 2001             December 30, 2000            December 31, 1999
-------                              ------------------------------------------------------------------------------------
Biopharmaceutical Products           $ 73,439           31.3%      $ 72,985           31.9%      $ 71,112           30.4%

Antibody Products:
     -Specialty antibodies             46,846           19.9         58,037           25.4         53,175           22.8
     -Non-specific antibodies         114,544           48.8         97,761           42.7        109,316           46.8
                                     --------        -------       --------        -------       --------        -------
                                      161,390           68.7        155,798           68.1        162,491           69.6
                                     --------        -------       --------        -------       --------        -------
         TOTAL                       $234,829          100.0%      $228,783          100.0%      $233,603          100.0%
                                     ========        =======       ========        =======       ========        =======


                            2001 AS COMPARED TO 2000

SALES. Biopharmaceutical sales increased in 2001 by approximately $0.5 million or 1% from 2000 sales. Sales increases for WinRho SDF, which increased more than 35% from prior year levels, and Aloprim, were offset by decreased sales of Nabi-HB. Sales of Nabi-HB in 2001 decreased approximately 20% from 2000 levels. Sales of WinRho SDF were limited in 2000 due to product supply issues from the manufacturer of this product in that year. Patient use survey data reports growth in patient use of our major products, Nabi-HB and WinRho SDF, in 2001 compared to 2000. During 2001, this increased patient use of Nabi-HB resulted in lower inventory levels of this product at our pharmaceutical wholesaler customers. In addition, we have sought to reduce wholesaler inventory levels of Nabi-HB in anticipation of the launch of this product manufactured at our Boca Raton, Florida biopharmaceutical manufacturing facility in the first quarter of 2002. Our Boca Raton, Florida biopharmaceutical manufacturing facility received U.S. Food and Drug Administration ("FDA") approval to manufacture Nabi-HB in October 2001.

Sales of Autoplex T in 2001 and 2000 were limited by contractual product supply shortfalls from the manufacturer of that product.

Total antibody sales in 2001 increased by $5.6 million from 2000 levels driven by higher pricing for non-specific antibody products. These increased sales were achieved despite the sale of the majority of the antibody business in September 2001. Sales of specialty antibodies were approximately 19% lower in 2001 than in 2000 due primarily to the impact of the sale of the majority of the antibody business.

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Gross profit and related margin after royalty expense for 2001 was $70.1 million, or 30% of sales, compared to $56.8 million or 25% of sales in 2000. The increase was due primarily to increased gross profit margin from antibody sales reflecting increased pricing for non-specific antibody products. Gross profit margin after royalty expense for the biopharmaceutical business was essentially even in each of 2001 and 2000. Gross margin from biopharmaceutical sales in 2001 reflects the operating costs of bringing the Boca Raton biopharmaceutical manufacturing facility on line following FDA licensure in October 2001. In its initial operation, the manufacturing capacity of the Boca Raton facility was not fully utilized and costs related to excess manufacturing capacity were expensed as cost of goods sold. In 2001, we recorded approximately $1.2 million of excess capacity costs. Gross profit margin in each of 2001 and 2000 also benefited from non-performance penalty payments of $6.1 million and $5.1 million, respectively, due to us as a result of contractual delivery shortfalls by the supplier of Autoplex T.

Royalty expense in 2001 was $12.1 million, or 16% of biopharmaceutical product sales, compared to $11.2 million, or 15% of biopharmaceutical sales in 2000. Increased royalty expense in 2001 primarily reflected increased sales of WinRho SDF in 2001 compared to 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $40.5 million or 17% of sales in 2001, compared to $37.2 million or 16% of sales in 2000. The increase primarily reflects certain one time costs related to contractual severance payments, management consulting and legal expenses related to strategic initiatives and incentive compensation. Our sales and marketing expense relates primarily to the biopharmaceutical business and was not impacted by the sale of the majority of the antibody business in September 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $15.3 million or 7% of sales in 2001, compared to $14.3 million or 6% of sales in 2000. The increase in research and development expense primarily reflects increased support of our Gram Positive program including a boosting trial of StaphVAX in approximately 70 end stage renal disease patients who received StaphVAX during the pivotal Phase III trial reported in 2000, increased spending for Civacir including manufacture of Civacir clinical material in our biopharmaceutical manufacturing facility in Boca Raton in preparation for human clinical trials and increased spending for Autoplex T as we continue to evaluate the steps needed to transfer the manufacture of this product from its current manufacturer to us. During 2001, other significant research and development programs included Nabi-HB, primarily related to additional studies, and NicVAX, as we filed patent applications outside the U.S. In 2001 and 2000, approximately 48% and 47%, respectively, of the total research and development expense were expended to support advancing our Gram Positive program, including StaphVAX and Altastaph.

GAIN ON DISPOSITION OF ASSETS. The gain on sale of assets reported in the third quarter of 2001 represents the excess of proceeds received from the sale of the majority of the antibody business assets compared to their carrying values as of September 6, 2001, the effective date of the transaction.

NON-RECURRING CREDIT. During 2000, we reversed restructuring accruals totaling $3.9 million into income. This was reported as a non-recurring credit.

INTEREST INCOME. Interest income for 2001 was $1.2 million compared to $33 thousand in 2000. Increased interest income reflects interest income from the net cash proceeds received from the sale of the majority of the antibody business in September 2001. After elimination of bank debt, we had approximately $131.0 million in cash and cash equivalents on hand at September 29, 2001.

INTEREST EXPENSE. Interest expense for 2001 was $2.1 million, compared to $3.6 million in 2000. The decrease in interest expense is attributable to the elimination of bank debt in September 2001 as a result of the sale of the majority of the antibody business and lower bank interest rates offset by the reduction in capitalized interest during 2001. Capitalized interest relating primarily to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was $5.2 million for 2001 as compared to $5.8 million for 2000. We received licensure to manufacture Nabi-HB at our Boca Raton facility in October 2001 and ceased capitalization of interest and other costs at that time.

OTHER FACTORS. The provision for income taxes was $11.4 million for 2001, compared to $87 thousand in 2000. The provision for income taxes in 2001 included changes in the estimated values of deferred tax assets and liabilities and the impact of stock option exercises during the year. The 10% effective tax rate for 2001 differs from the statutory rate due primarily to the reduction in the valuation allowance associated with utilization of net operating loss carryforwards.

EXTRAORDINARY ITEM. During 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2.0 million of our 6.5% Convertible Subordinated Notes due 2003. The subsequent extinguishment of the Notes resulted in an extraordinary gain of $0.3 million, net of taxes, that is included in the results for 2000.

                            2000 AS COMPARED TO 1999

SALES. Biopharmaceutical sales increased in 2000 by approximately $1.9 million or 3% from 1999. Sales of our biopharmaceutical product Nabi-HB increased 55% in 2000 over 1999 levels, while sales of WinRho SDF were down approximately 20%. Overall growth in biopharmaceutical sales was constrained by product supply issues limiting the supply of WinRho SDF. WinRho SDF and Nabi-HB were manufactured for us by Cangene Corporation ("Cangene") in 2000 and 1999. Cangene initiated the development of clinical lots of a new product at its manufacturing facility in Canada earlier in 2000. This new product involved changes in production materials that affected the release of WinRho SDF and Nabi-HB in the third quarter of 2000. As a result of this issue, the FDA required a regulatory submission for release for these products, as well as the agency's release of these products by lot. We were able to resume shipment of lots of Nabi-HB in September 2000 with FDA approval and resumed shipment of WinRho SDF in October 2000. Sales of Autoplex T were lower in 2000 compared to 1999 as a result of contractual delivery shortfalls by the supplier of that product.

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

GROSS PROFIT MARGIN AFTER ROYALTY EXPENSE. Gross profit and related margin after royalty expense for 2000 was $56.8 million, or 25% of sales, compared to $56.5 million or 24% of sales in 1999. The increase was due primarily to increased sales of higher margin Nabi-HB offset by lower margins from antibody product sales and the adverse effect of reduced sales of WinRho SDF. The lower antibody product margins reflect higher costs of production including higher donor fees and increased cost of regulatory compliance. Gross profit margin also benefited from a non-performance penalty due to us as a result of contractual delivery shortfalls by the supplier of Autoplex T.

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

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $14.3 million or 6% of sales in 2000, compared to $15.5 million or 7% of sales in 1999. The decrease in research and development expense reflects the completion of the pivotal Phase III clinical trial for StaphVAX during 2000.

NON-RECURRING CREDIT. During 2000, we reversed restructuring accruals totaling $3.9 million into income. This was reported as a non-recurring credit. These accruals were originally recorded in the fourth quarter of 1998 to provide for future rent costs for facilties impacted by the planned reduction of pre-clinical activities at our research and development faciltiy in Rockville, Maryland and the closure of an antibody collection center. The reversal was based on the positive results from the StaphVAX Phase III trial announced in September 2000 and Board approval of a plan to increase the level of research and development activities in the future at our Rockville, Maryland facility. This resulted in a non-recurring credit of $3.0 million in 2000. Also during 2000, we reviewed antibody center operations and amended our plan to close an antibody collection center initially planned for closure. Based on this 2000 decision, we reversed $0.9 million for accrued antibody collection center closure costs and accrued severance into income as a non-recurring credit. This antibody collection center was included in the centers sold in conjunction with the sale of the majority of the antibody collection business in September 2001.

INTEREST EXPENSE. Interest expense for 2000 was $3.6 million, compared to $4.3 million in 1999. The decrease in interest expense is attributable to lower average outstanding bank borrowings and higher amounts of capitalized interest during 2000. Capitalized interest relating primarily to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was $5.8 million for 2000 as compared to $4.7 million for 1999. We received licensure to manufacture Nabi-HB at our Boca Raton facility in October 2001 and ceased capitalization of interest and other costs at that time.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 2001, cash and cash equivalents were $131.2 million and total debt which consisted of convertible debt totaled $78.5 million. Current assets exceeded current liabilities by $148.7 million as of December 29, 2001. Cash provided from operations in 2001 was $24.1 million as compared to $9.8 million in 2000.

In September 2001, we announced the completion of the sale of the majority of the operating assets of the antibody business for $153.0 million in cash. After paying professional fees, we received net cash of

$152.2 million. This cash received from the sale is reported in cash from investing activities. These proceeds were used to eliminate bank debt and will be used to fund further development of our research and development product pipeline and grow our biopharmaceutical business.

At December 29, 2001, our credit agreement provided for a revolving credit facility of up to $45.0 million, subject to certain borrowing base restrictions, and a $5.0 million term loan. The credit agreement matures in September 2002. We had no borrowings under the revolving credit and term loan agreement at December 29, 2001 and availability under this credit facility was $25.6 million at December 29, 2001. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

At December 29, 2001 we had $78.5 million of 6.5% Convertible Subordinated Notes due February 1, 2003 ("Notes"). The Notes are convertible into common stock at a conversion price of $14 per share at any time and may be redeemed at our option without premium prior to February 1, 2003.

In 2002, we plan to make capital expenditures of up to $20.0 million, including a $3.0 million capital commitment to Dow Biopharmaceutical Contract Manufacturing (formerly Collaborative BioAlliance)("Dow") in connection with the transfer to Dow of the manufacturing process for StaphVAX. Except for the commitment to Dow, our planned capital expenditures may be cancelled without material costs or penalties.

We believe that cash flow from operations and cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements for 2002.

Set fourth below is a schedule of our current contractual obligations and commercial commitments for the specified fiscal years:

CONTRACTUAL OBLIGATIONS

                                                                                                    After
(Dollars in Thousands)    2002          2003           2004           2005           2006            2006          Total
                        -------        -------        -------        -------        -------        -------        -------
Long-term debt          $    --        $78,500        $    --        $    --        $    --        $    --        $78,500
Operating leases          2,391          2,108          1,070            689            430            497          7,185
Dow commitment            2,987             --             --             --             --             --          2,987
                        -------        -------        -------        -------        -------        -------        -------
Total                   $ 5,378        $80,608        $ 1,070        $   689        $   430        $   497        $88,672
                        =======        =======        =======        =======        =======        =======        =======


SIGNIFICANT ACCOUNTING POLICIES

Property, Plant and Equipment and Depreciation

We incurred $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based therapy, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in a FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation. The units-of-production method of depreciation is based on management's estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels.

Intangible Assets

In 2000 we entered into a contract manufacturing agreement with Dow to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. The contract manufacturing agreement requires us to make certain payments to Dow to prepare the Dow facility for the future manufacture of StaphVAX and to ensure that we have access to commercial vaccine manufacturing capacity. These payments are recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right will commence when commercial manufacture of StaphVAX commences at Dow. As of December 29, 2001, the Manufacturing Right was $4.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 eliminated the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. In conjunction with the sale of the majority of our antibody business, disclosed in Note 10, we disposed of all goodwill reflected on our balance sheet.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

INTEREST RATE RISK. Our primary market risk exposure is that of interest rate risk on borrowings under our credit facility, which are subject to interest rates based on the bank's base rate. Our outstanding revolving credit facility and term loan are sensitive to changes in U.S. interest rates, specifically the U.S. prime lending rate, and expire in September 2002. Outstanding variable rate debt under the revolving credit facility at December 29, 2001 was zero.

At December 29, 2001, we had outstanding debt in the form of convertible subordinated notes in the amount of $78.5 million, which are due February 1, 2003. The notes bear interest at a fixed rate of 6.5% and have no interest rate risk.

At December 29, 2001, we had cash and cash equivalents in the amount of $131.2 million. Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

Our exposure to market risk is confined to our cash and investments. We maintain an investment portfolio of money market funds, qualified purchaser funds, and auction rate securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one month.

The table below presents the principal amounts and weighted-average interest rates by year of maturity for our investment portfolio:


                                                                      Fair Value at
(Dollars in Millions)                                               December 29, 2001
---------------------                                               -----------------
Assets:
         Cash equivalents                                               $ 126.388
         Average interest rate                                              2.62%

Liabilities:
          6.5% convertible subordinated notes due in 2003                $ 78.500
          Average interest rate                                              6.5%



NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals (f/k/a "Nabi") as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals as of December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Miami, Florida
February 6, 2002,
except for Note 21 as to which the date is March 15, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS



                                                                        December 29,        December 30,
(Amounts in Thousands, Except Per Share Data)                               2001                2000
---------------------------------------------                           ------------        ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                       $ 131,192           $   1,554
         Trade accounts receivable, net                                     36,039              38,315
         Inventories, net                                                   18,138              32,602
         Prepaid expenses and other current assets                           7,694               5,405
                                                                         ---------           ---------
                    TOTAL CURRENT ASSETS                                   193,063              77,876

PROPERTY AND EQUIPMENT, NET                                                107,866             120,188
OTHER ASSETS:
         Goodwill                                                               --              12,509
         Intangible assets, net                                              6,859               7,091
         Other, net                                                          2,521               6,823
                                                                         ---------           ---------
TOTAL ASSETS                                                             $ 310,309           $ 224,487
                                                                         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Trade accounts payable                                          $  20,654           $  15,923
         Accrued expenses                                                   23,759              21,359
         Notes payable                                                          --               1,000
                                                                         ---------           ---------
                    TOTAL CURRENT LIABILITIES                               44,413              38,282
NOTES PAYABLE                                                               78,500             108,535
OTHER LIABILITIES                                                              190                 276
                                                                         ---------           ---------
                    TOTAL LIABILITIES                                      123,103             147,093
                                                                         ---------           ---------
STOCKHOLDERS' EQUITY:
         Convertible preferred stock, par value $.10 per share:
                5,000 shares authorized; no shares outstanding                  --                  --
         Common stock, par value $.10 per share: 75,000 shares
                authorized; 38,445 and 37,833 shares issued,
                respectively                                                 3,845               3,783
         Capital in excess of par value                                    158,687             152,642
         Treasury stock, 174 shares at cost                                   (977)                 --
         Retained earnings (deficit)                                        25,651             (79,031)
                                                                         ---------           ---------
                   TOTAL STOCKHOLDERS' EQUITY                              187,206              77,394
                                                                         ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 310,309           $ 224,487
                                                                         =========           =========




          See accompanying notes to consolidated financial statements

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Twelve Months Ended
                                                         --------------------------------------------------------
(Amounts in Thousands, Except Per Share Data)            December 29, 2001   December 30, 2000  December 31, 1999
---------------------------------------------            -----------------   -----------------  -----------------
SALES                                                        $ 234,829           $ 228,783           $ 233,603
COSTS AND EXPENSES:

      Costs of products sold                                   152,613             160,766             163,407
      Royalty expense                                           12,093              11,175              13,739
      Selling, general and administrative expense               40,501              37,168              33,282
      Research and development expense                          15,330              14,266              15,469
      Other operating expenses, principally freight              1,500               1,827               1,905
          and amortization
      Gain on disposition of assets                           (104,219)                 --                  --
      Other non-recurring items                                     --              (3,875)             (1,935)
                                                             ---------           ---------           ---------
OPERATING INCOME                                               117,011               7,456               7,736
                                                             ---------           ---------           ---------

INTEREST INCOME                                                  1,204                  33                  74
INTEREST EXPENSE                                                (2,128)             (3,581)             (4,313)
OTHER (EXPENSES) INCOME, NET                                       (28)                198                (110)
                                                             ---------           ---------           ---------

INCOME BEFORE PROVISION FOR INCOME                             116,059               4,106               3,387
   TAXES AND EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                                     (11,377)                (87)                (43)
                                                             ---------           ---------           ---------

INCOME BEFORE EXTRAORDINARY ITEM                               104,682               4,019               3,344

EXTRAORDINARY ITEM                                                  --                 340                  --

                                                             ---------           ---------           ---------
NET INCOME                                                   $ 104,682           $   4,359           $   3,344
                                                             =========           =========           =========

BASIC EARNINGS PER SHARE:

       INCOME BEFORE EXTRAORDINARY ITEM                      $    2.76           $    0.11           $    0.10
       EXTRAORDINARY ITEM                                           --                0.01                  --
                                                             ---------           ---------           ---------
       NET INCOME                                            $    2.76           $    0.12           $    0.10
                                                             =========           =========           =========
DILUTED EARNINGS PER SHARE:

       INCOME BEFORE EXTRAORDINARY ITEM                      $    2.36           $    0.11           $    0.09
       EXTRAORDINARY ITEM                                           --                0.01                  --
                                                             ---------           ---------           ---------
       NET INCOME                                            $    2.36           $    0.12           $    0.09
                                                             =========           =========           =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                       37,980              36,604              34,934
                                                             =========           =========           =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                     44,872              37,739              35,841
                                                             =========           =========           =========



          See accompanying notes to consolidated financial statements

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                            Accumu-
                                                                                                             lated
                                                                      Capital                                other
                                                     Common Stock       in                                  Compre-
                                   Common Stock         Warrants      Excess                  Retained      hensive      Stock-
                                 ---------------    ---------------   of Par     Treasury     Earnings       Income      holders'
(In Thousands)                   Shares   Amount    Shares   Amount    Value       Stock      (Deficit)      (Loss)      Equity
--------------                   ------   ------    ------   ------   -------    --------     ---------   -----------   --------
BALANCE AT DECEMBER 31, 1998     34,903   $   3,490   100     $ --   $ 137,911   $      --    $ (86,734)   $    (478)   $  54,189
                                 ------   ---------   ---     ----   ---------   ---------    ---------    ---------    ---------
Stock options exercised              42           4    --       --          85          --           --           --           89
Tax benefit from stock options
   exercised                         --          --    --       --          32          --           --           --           32
Comprehensive income:

      Net  income for the year       --          --    --       --          --          --        3,344           --        3,344
      Foreign currency
      translation adjustments        --          --    --       --          --          --           --          478          478
                                                                                                                        ---------
Total comprehensive income                                                                                                  3,822
Other                                16           2    --       --          43          --           --           --           45
                                 ------   ---------   ---     ----   ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1999     34,961       3,496   100       --     138,071          --      (83,390)          --       58,177
                                 ------   ---------   ---     ----   ---------   ---------    ---------    ---------    ---------
Stock options exercised             875          88    --       --       3,519          --           --           --        3,607
Common Stock                      1,667         167   133       --       9,085          --           --           --        9,252
Net income for the year              --          --    --       --          --          --        4,359           --        4,359
Stock issued upon conversion of
   convertible subordinated
   notes                            242          25    --       --       1,641          --           --           --        1,666

Stock issued under Employee
   Stock Purchase Plan               77           7    --       --         303          --           --           --          310

Other                                11          --    --       --          23          --           --           --           23
                                 ------   ---------   ---     ----   ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 30, 2000     37,833       3,783   233       --     152,642          --      (79,031)          --       77,394
                                 ------   ---------   ---     ----   ---------   ---------    ---------    ---------    ---------
Stock options exercised             475          48    --       --       1,808          --           --           --        1,856
Compensation expense related to
    modified stock options           --          --    --       --       1,756          --           --           --        1,756
Tax benefit from stock options
    exercised                        --          --    --       --       1,871          --           --           --        1,871

Net income for the year              --          --    --       --          --          --      104,682           --      104,682
Stock issued under Employee
   Stock Purchase Plan              130          13    --       --         573          --           --           --          586
Purchase of treasury
   stock at cost                     --          --    --       --          --        (977)          --           --         (977)

Other                                 7           1    --       --          37          --           --           --           38
                                 ------   ---------   ---     ----   ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 29, 2001     38,445   $   3,845   233     $ --   $ 158,687   $    (977)   $  25,651    $      --    $ 187,206
                                 ======   =========   ===     ====   =========   =========    =========    =========    =========




          See accompanying notes to consolidated financial statements

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    For the Twelve Months Ended
                                                                        ----------------------------------------------------
                                                                        December 29,        December 30,        December 31,
(Dollars in Thousands)                                                     2001                 2000               1999
----------------------                                                  ------------        ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES:

         Net income                                                      $ 104,682           $   4,359           $   3,344
         Adjustments to reconcile net income to net cash
           provided by operating activities:
               Depreciation and amortization                                 9,491               9,838              10,128
               Provision for doubtful accounts                                 627                 380                (136)
               Provision for slow moving or obsolete inventory               3,514               2,625               2,235
               Non-cash compensation                                         1,153                  --                  --
               Deferred income taxes                                         4,258                  --                  --
               Gain on sale of assets                                     (104,219)                 --                  --
               Other                                                           117                 132                 116
               Non-recurring item                                               --              (3,875)             (1,935)
               Extraordinary item                                               --                (340)                 --
         Changes in assets and liabilities:
               Decrease (increase) in trade accounts receivable              1,648              (4,676)              6,146
               (Increase) decrease in inventories                           (3,318)                706                  35
               (Increase) decrease in prepaid expenses and
                  other assets                                              (2,519)              2,745              (1,297)
               Increase in other assets                                         27                (177)                (43)
               Increase (decrease) in accounts payable and
                  accrued liabilities                                        6,719              (1,906)              4,671
               Increase in income taxes payable                              1,871                  --                  --
                                                                         ---------           ---------           ---------
         Total adjustments                                                 (80,631)              5,452              19,920
                                                                         ---------           ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   24,051               9,811              23,264
                                                                         ---------           ---------           ---------
CASH FLOW FROM INVESTING ACTIVITIES:

               Proceeds from sale of assets, net of closing
                  costs                                                    152,182                  --               2,518
               Capital expenditures                                        (13,052)            (18,983)            (21,036)
               Expenditures for other assets                                (3,387)             (1,809)                 --
                                                                         ---------           ---------           ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           135,743             (20,792)            (18,518)
                                                                         ---------           ---------           ---------
CASH FLOW FROM FINANCING ACTIVITIES:

               Repayments under line of credit, net                        (26,702)               (759)             (5,002)
               Repayments of term debt                                      (4,333)               (667)                 --
               Other debt repayments                                            --                 (37)                (43)
               Purchase of treasury stock                                     (977)                 --                  --
               Proceeds from exercise of employee stock options              1,846               3,940                  89
               Issuance of common stock, net                                    --               9,252                  --
                                                                         ---------           ---------           ---------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                           (30,156)             11,729              (4,956)
                                                                         ---------           ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     $ 129,638           $     748           $    (210)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,554                 806               1,016
                                                                         ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 131,192           $   1,554           $     806
                                                                         =========           =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:

         INTEREST PAID, NET OF CAPITALIZED INTEREST                      $   2,042           $   2,966           $   3,576
                                                                         =========           =========           =========
         INCOME TAXES PAID (REFUNDED)                                    $   4,386           $     (38)          $    (103)
                                                                         =========           =========           =========
NON-CASH EXTINGUISHMENT OF CONVERTIBLE SUBORDINATED
    DEBENTURES IN EXCHANGE FOR COMMON STOCK                              $      --           $   2,000           $      --
                                                                         =========           =========           =========



          See accompanying notes to consolidated financial statements

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 BUSINESS AND ORGANIZATION

Nabi Biopharmaceuticals (formerly known as "Nabi") is a vertically integrated biopharmaceutical company committed to unlocking the power of the human immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on the development and commercialization of drugs that prevent and treat infectious, autoimmune and addictive diseases. We have four marketed biopharmaceutical products, Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF(R) [Rho (D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related immune thrombocytopenia purpura, Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection], and a vigorous clinical trials program. We have a state of the art fractionation plant for our own manufacturing of biopharmaceutical products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

BASIS OF PRESENTATION: Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year's presentation.

REVENUE RECOGNITION: Revenue from product sales is recognized when products are shipped and title and risk of loss are transferred to the customer. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as services are rendered or products are shipped.

RESEARCH AND DEVELOPMENT EXPENSE: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due. Funding from third party grants are applied directly to related expenses.

ADVERTISING EXPENSES: We account for advertising costs under guidance set forth in Statement of Position 93-7, "Reporting on Advertising Costs" with advertising costs expensed as incurred. Advertising expenses for the years ended December 29, 2001, December 30, 2000 and December 31, 1999 amounted to $3.4 million, $5.0 million and $3.4 million, respectively.

EARNINGS PER SHARE: Basic earnings per share are computed by dividing consolidated net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding, and the impact of all potential dilutive common shares, primarily stock options and convertible subordinated notes. The dilutive impact of stock options is determined by applying the treasury stock method and the dilutive impact of the convertible subordinated notes is determined by applying the "if converted" method.

FINANCIAL INSTRUMENTS: The carrying amounts of financial instruments including cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 29, 2001 and December 30, 2000, because of the relatively short maturity of these instruments. Information regarding long-term debt is included in Note 8.

Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

We sell a significant portion of our products through third-party resellers and major pharmaceutical companies and, as a result, maintain individually significant receivable balances with major customers. If the financial condition or operations of these customers were to deteriorate, our results could be adversely affected. Credit terms to these customers generally range from 30 to 60 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained for potential credit losses.

INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. Depreciation is generally recognized on the straight-line method over the estimated useful lives of the assets.

Depreciation for certain specialized production equipment in our Boca Raton, Florida biopharmaceutical manufacturing facility is calculated over their remaining useful lives using the units-of-production method. We evaluate the remaining lives and recoverability of this equipment periodically based on the appropriate facts and circumstances.

Depreciable lives of property and equipment are as follows:

Asset                                     Life
-----                                     ----

Buildings                               35 - 39 Years
Building systems                        20   Years
Furniture and fixtures                   5 - 8 Years
Information systems                      3 - 7 Years
Machinery and equipment                  3 - 8 Years
Leasehold improvements                  Lesser of lease term or economic life


GOODWILL: Goodwill represents the excess of cost over the fair value of identifiable assets acquired in business acquisitions.

INTANGIBLE ASSETS: Intangible assets represent the fair values of certain assets acquired in product acquisitions including trademarks and trademark registrations and the cost of the right to use manufacturing capacity at our contract manufacturer in future periods. These costs are amortized ratably from the date placed into service over periods ranging from 3 to 25 years and are evaluated at least annually.

IMPAIRMENT OF LONG-LIVED ASSETS: Pursuant to the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable or at least annually. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value.

STOCK-BASED COMPENSATION: We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. Note 9 contains a summary of the pro forma effects to reported net income and earnings per share for 2001, 2000 and 1999 as if we had elected to recognize compensation expense based on the fair market value of the options granted at grant date as prescribed by SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION."

NEW ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 eliminated the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangibles acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001. In conjunction with the sale of the majority of our antibody business, disclosed in
Note 10, we disposed of all of goodwill reflected on our balance sheet.


NOTE 3 TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:

                                                December 29,       December 30,
         Dollars in Thousands                       2001               2000
         --------------------                   ------------       ------------

         Trade accounts receivable                $ 37,001           $ 38,732
         Allowance for doubtful accounts              (962)              (417)
                                                  --------           --------
                  TOTAL                           $ 36,039           $ 38,315
                                                  ========           ========




NOTE 4 INVENTORES

The components of inventories are as follows:

                                                December 29,       December 30,
         Dollars in Thousands                       2001               2000
         --------------------                   ------------       ------------

         Finished goods                          $ 13,919           $ 28,852
         Work in process                            3,265              1,055
         Raw materials                                954              2,695
                                                 --------           --------
                  TOTAL                          $ 18,138           $ 32,602
                                                 ========           ========

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related allowances for depreciation and amortization are summarized below:


                                                                December 29,       December 30,
         Dollars in Thousands                                       2001               2000
         --------------------                                   ------------       ------------
         Information systems                                     $  21,968           $  32,392
         Leasehold improvements                                      6,625              17,155
         Machinery and equipment                                    47,425               9,845
         Land and buildings                                         47,572               8,628
         Building systems                                            5,639                  --
         Furniture and fixtures                                      3,078               4,360
         Construction in progress                                      480              83,249
                                                                 ---------           ---------
             Total property, plant and equipment                   132,787             155,629
         Less accumulated depreciation and amortization            (24,921)            (35,441)
                                                                 ---------           ---------
             TOTAL                                               $ 107,866           $ 120,188
                                                                 =========           =========

We received U.S. Food and Drug Administration ("FDA") licensure to manufacture Nabi-HB at our biopharmaceutical manufacturing facility in Boca Raton, Florida in October 2001. Capitalization of interest and other costs ceased at that time and the facility was placed into service. Total costs of construction the Boca Raton facility, including the building, building systems, plant equipment and information systems were approximately $90.3 million. Validation costs and capitalized interest related directly to preparing the facility for its intended use totaled $63.5 million. Interest capitalized in association with the manufacturing facility and systems development projects amounted to $5.2 million, $5.8 million and $4.7 million during 2001, 2000 and 1999, respectively.

Depreciation and amortization expense during 2001, 2000 and 1999 includes depreciation and amortization of property, plant and equipment of $7.8 million for all three years.

NOTE 6 OTHER ASSETS

Other assets consist of the following:



                                                         December 29,       December 30,
         Dollars in Thousands                                2001               2000
         --------------------                            ------------       ------------
         Goodwill                                          $     --           $ 18,452
         Less accumulated amortization                           --             (5,943)
                                                           --------           --------
                  TOTAL                                    $     --           $ 12,509
                                                           ========           ========

         Intangible assets                                 $  4,853           $ 11,526
         Manufacturing right                                  4,721              1,484
         Less accumulated amortization                       (2,715)            (5,919)
                                                           --------           --------
                  TOTAL                                    $  6,859           $  7,091
                                                           ========           ========

         Other, primarily deferred tax assets and
              deferred loan costs                          $  6,667           $ 10,263
         Less accumulated amortization                       (4,146)            (3,440)
                                                           --------           --------
                  TOTAL                                    $  2,521           $  6,823
                                                           ========           ========

NOTE 7 ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                   December 29,       December 30,
         Dollars in Thousands                          2001               2000
         --------------------                      ------------       ------------

         Accrued royalties and product costs          $ 8,558          $ 9,892
         Employee compensation and benefits             6,829            7,346
         Accrued contract settlement                    3,191               --
         Accrued interest                               2,165            2,448
         Accrued taxes                                  1,287              805
         Accrued research and development                 406               --
         Other                                          1,323              868
                                                      -------          -------
                  TOTAL                               $23,759          $21,359
                                                      =======          =======


NOTE 8 NOTES PAYABLE

Notes payable consist of the following:


                                                    December 29,       December 30,
         Dollars in Thousands                           2001               2000
        --------------------                        ------------       ------------
         Bank indebtedness:
            Revolving credit facility                 $      --          $  26,702
            Term loan                                        --              4,333
                                                      ---------          ---------
         Total bank indebtedness                             --             31,035

         6.5% Convertible Subordinated Notes             78,500             78,500
         Other                                               --                 --
                                                      ---------          ---------
         Total notes payable                             78,500            109,535
         Current maturities                                  --             (1,000)
                                                      ---------          ---------
         Notes payable, long-term                     $  78,500          $ 108,535
                                                      =========          =========


At December 29, 2001, the annual maturity of debt is $78.5 million in 2003.

There is no short-term indebtedness outstanding at December 29, 2001. Short-term indebtedness at December 30, 2000 had a weighted-average interest rate of approximately 6.55%.

At December 29, 2001, our credit agreement provided for a revolving credit facility of up to $45.0 million subject to certain borrowing base restrictions, and a $5.0 million term loan. The credit agreement matures in September 2002. There were no borrowings under the revolving credit and term loan agreement at December 29, 2001 as compared to $31.0 million at December 30, 2000, and availability was approximately $25.6 million at December 29, 2001. This credit agreement bears interest at the bank's prime rate plus 1%, is secured by substantially all assets, including a mortgage on the biopharmaceutical manufacturing facility, and contains covenants prohibiting dividend payments and requiring the maintenance of certain financial covenants. At December 29, 2001, we had outstanding letters of credit for approximately $0.5 million that reduce our availability under the revolving credit facility.

During 1996, we issued $80.5 million of 6.5% Convertible Subordinated Notes due February 1, 2003 ("Notes") in a private placement. The Notes are convertible into common stock at a conversion price of $14 per share at any time and may be redeemed at our option without premium. A total of 5,750,000 shares of common stock have been registered and reserved for issuance upon conversion of the Notes. During June 2000, we exchanged an aggregate of 241,795 shares of our common stock for $2.0 million of the Notes, resulting in an extraordinary gain of $0.3 million, net of tax, which is included in the results for the year ended December 30, 2000. At December 29, 2001, the fair value of our Notes was approximately $76.2 million as compared to $54.5 million at December 30, 2000. The fair value was estimated using an independently quoted market price.

NOTE 9 STOCKHOLDERS' EQUITY

SALE OF COMMON STOCK

In July 2000, we completed a private placement of 1,666,667 shares of common stock to a group of institutional investors and realized net proceeds of approximately $9.3 million. Proceeds from the private placement were used to reduce borrowings and increase availability under our existing bank line of credit. The shares of common stock and a warrant to the placement agent were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D. All of the purchasers represented that they were acquiring the securities for investment purposes and were furnished with all requisite information. The offering did not involve any general advertising or solicitation.

WARRANTS

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

TREASURY STOCK

In September 2001, our Board of Directors approved the repurchase of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and employee stock purchase programs. During 2001, we acquired 174,400 shares of Nabi Biopharmaceuticals stock for approximately $1.0 million under this program and have accounted for the acquired stock as treasury stock.

STOCK OPTIONS

We maintain four stock option plans for our employees. Under these plans, we have granted options to certain employees entitling them to purchase shares of common stock within ten years. The options vest over periods ranging from zero to four years from the date of grant and have been granted at exercise prices equal to the fair market value of the underlying common stock on the date of grant.

Related to the sale of the operating assets of a majority of our antibody collection business and our testing laboratory in September 2001, the Board of Directors approved the extension of the exercise period after termination of employment from 90 days to four years for vested options held by employees whose positions were terminated by us in the transaction. As a result of this modification, we recognized a compensation expense against the gain on the sale of $1.2 million reflecting the difference between the fair market value on the date of modification and the exercise price of the vested options.

We also maintain a Stock Option Plan for Non-Employee Directors, under which we have granted options to certain directors entitling them to purchase shares of common stock within five years, vesting six months after the date of grant at an exercise price equal to the fair market value of the underlying common stock at the date of grant.

At December 29, 2001, there were options outstanding under all of our stock plans to acquire 7.4 million shares of our common stock of which 4.1 million are exercisable. Additionally, 1.5 million shares of common stock are reserved for future grants under the plans.

Stock options granted and outstanding under these plans as of December 29, 2001 are presented below:


                                                                     Exercise Price      Weighted Average
                                               Options                  Per Share         Exercise Price
                                          --------------             ----------------    ----------------
                                          (In Thousands)

   BALANCE AT DECEMBER 31, 1998                4,991                 $ .19  - $ 13.75          7.05
      Granted                                  1,999                  2.69  -    5.94          2.86
      Exercised or canceled                     (754)                  .19  -   13.75          6.35
                                              ------                 ----------------
   BALANCE AT DECEMBER 31, 1999                6,236                   .19  -   13.75          5.77
      Granted                                  2,303                  3.25  -   11.00          6.91
      Exercised or canceled                   (1,499)                  .19  -   13.75          5.59
                                              ------                 ----------------
   BALANCE AT DECEMBER 30, 2000                7,040                 $ .19  - $ 13.75          6.18
      Granted                                  1,952                  4.50  -    9.99          5.06
      Exercised or canceled                   (1,600)                  .19  -   13.75          5.68
                                              ------                 ----------------
   BALANCE AT DECEMBER 29, 2001                7,392                 $ .19  -   13.75          5.99
                                              ======                 ================



                                                 Outstanding                               Exercisable
                                   ----------------------------------------         ---------------------------
                                    Options        Average         Average           Options
                                      (In           Years          Exercise           (In              Exercise
Exercise Price Range               Thousands)     Remaining         Price           Thousands)           Price
--------------------               ----------     ---------        --------         ----------         --------
$   .19 - $   4.25                   2,321           6.1              3.02             1,565              3.05
$  4.44 - $   7.97                   4,007           7.6              6.12             1,537              6.65
$  8.00 - $ 11.125                     616           5.2             10.76               568             10.90
$ 12.97 - $  13.75                     448           4.0             13.73               449             13.73
                                     -----                                             -----
                  TOTAL              7,392                                             4,119
                                     =====                                             =====


The following information reflects our pro forma income and loss information as if compensation expense associated with our stock plans had been recorded under the provisions of SFAS 123. Pro forma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant.


         Dollars in Thousands, Except Per Share Data                   2001              2000             1999
         -------------------------------------------                  -------          --------         --------
         Net income (loss)                                            $98,552          $  (675)         $(1,744)
         Basic earnings (loss) per share                              $  2.59          $ (0.02)         $ (0.05)
         Diluted earnings (loss) per share                            $  2.22          $ (0.02)         $ (0.05)


The estimated fair value of each option grant is determined using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of two to five years; expected volatility of 57-99%;

and expected risk-free interest rates of 4-7%. The weighted-average estimated fair value of options granted during 2001, 2000, and 1999 was $3.58, $4.95 and $1.90, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In May 2000, the stockholders approved the 2000 Employee Stock Purchase Plan ("ESPP"). The terms of the ESPP allow for qualified employees (as defined) to participate in the purchase of up to 500,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 130,001 and 76,973 shares of common stock during 2001 and 2000, respectively, pursuant to this plan at an average price per common share of $4.51 and $4.04.

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

SHARES OF COMMON STOCK

As of December 29, 2001, 9,322,981 shares of common stock in the aggregate were reserved for issuance related to stock options, warrants and employee benefit plans and 5,607,143 shares were reserved for issuance related to convertible debt.

NOTE 10 SALE OF ASSETS

On September 6, 2001, we sold the operating assets of a majority of our antibody collection business and our testing laboratory for $153.0 million in cash. The assets sold were certain real estate, leasehold interests, fixtures, furniture, tools, machinery and equipment, other fixed assets, antibody inventories and related supplies, contracts, agreements, arrangements and/or commitments, licenses and permits, business and financial records, intellectual property and goodwill related to the operation of the 47 antibody collection centers and our testing laboratory included in the transaction.

The following is a summary of the components of the gain on the sale of assets:

         Dollars in Thousands
         --------------------

         Gross proceeds from sale                              $ 152,997
            Net investment in transferred operations:
                 Fixed assets                                    (17,423)
                 Goodwill/intangibles                            (15,024)
                 Inventory                                       (13,291)
                 Other working capital adjustments                 2,709
            Transaction costs                                     (5,749)
                                                               ---------
         Gain on sale of assets before tax                     $ 104,219
                                                               =========

Transaction costs include $2.4 million of cash closing costs.

We were advised in the transaction by an investment bank, the president of which is a member of our Board of Directors. The investment bank's services were utilized due to its specific experience in our industry. We believe the professional fees paid of $1.5 million were commensurate with market rates for such services in this type of transaction.

NOTE 11 NON-RECURRING CHARGES

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

Based on the positive results from the StaphVAX Phase III trial announced in September 2000 and the approval of a plan in 2000 to increase the level of research and development activities in the future at our Rockville, Maryland facility, we reversed $3.0 million of the remaining non-recurring charge accrual into income. This was reported as a non-recurring credit in our income statement.

The balance of the restructuring accrual, after reversal of the $3.0 million previously described, was comprised of anticipated shut-down and severance costs related to the closure of an antibody collection center scheduled for closure in the original plan. However, the center continued in operation and was later sold in the transaction described above in Note 10. In the third quarter of 2000, we determined that operations would continue at this center for the foreseeable future. Based on this change to the original operating plan, the remaining accrual of $0.9 million was reversed into income during the third quarter of 2000 and reported as a non-recurring credit. This antibody collection center was included in the centers sold as part of the sale of the majority of the antibody collection business in September 2001. Refer to Note 10.

A summary of our restructuring activity for the years ended December 30, 2000 and December 31, 1999 is presented below:


         Dollars in Thousands
         --------------------

         BALANCE AT DECEMBER 31, 1998                                                 $ 13,214
         Activity during 1999:
            Non-recurring credit                                                        (1,935)
            Termination benefit payments                                                  (957)
            Non-cancelable lease obligation payments and other cash outflows              (467)
            Non-cash write down of fixed and intangible assets                          (5,018)
            Non-cash write down related to German operations transfer                     (754)
                                                                                      --------
         BALANCE AT DECEMBER 31, 1999                                                    4,083
         Activity during 2000:
            Termination benefit payments                                                  (208)
            Non-recurring credit                                                        (3,875)
                                                                                      --------
         BALANCE AT DECEMBER 30, 2000                                                 $     --
                                                                                      ========

NOTE 12 INCOME TAXES

Income before income taxes was taxed under the following jurisdictions:

                                          For the Years Ended
                           -----------------------------------------------------
                           December 29,       December 30,          December 31,
Dollars in Thousands          2001                2000                 1999
--------------------       -----------        ------------          ------------

Domestic                    $116,059            $  4,106              $    933
Foreign                           --                  --                 2,454
                            --------            --------              --------
         TOTAL              $116,059            $  4,106              $  3,387
                            ========            ========              ========





The provision for income taxes consists of the following:

                                          For the Years Ended
                           ---------------------------------------------------
                           December 29,         December 30,      December 31,
Dollars in Thousands          2001                  2000             1999
--------------------       -----------          ------------      ------------
Current:
     Federal                 $ (4,119)            $     --         $     --
     State                     (3,000)                 (43)             (47)
                             --------             --------         --------
         SUBTOTAL            $ (7,119)            $    (43)        $    (47)
Deferred:
     Federal                 $ (4,169)            $     --         $     --
     State                        (89)                  --               --
                             --------             --------         --------
         SUBTOTAL            $ (4,258)            $     --         $     --
                             --------             --------         --------
         TOTAL               $(11,377)            $    (43)        $    (47)
                             ========             ========         ========

Deferred tax assets (liabilities) are comprised of the following:

                                                   December 29,     December 30,
         Dollars in Thousands                          2001             2000
         --------------------                      ------------     ------------

DEFERRED TAX ASSETS:

         Net operating loss carryforwards            $  1,040        $ 22,990
         Capitalized research and development           3,473           4,859
         Research tax credit                            4,296           4,329
         Inventory reserve and capitalization           2,174           1,575
         Amortization                                   2,178           2,511
         Bad debt reserve                                 350             155
         Depreciation                                     709           1,041
         Alternative minimum tax credit                 3,148             900
         Deferred income                                1,119              39
         Other                                          1,556           2,548
                                                     --------        --------
                                                       20,043          40,947
Valuation allowance                                        --         (34,307)
                                                     --------        --------
Deferred tax assets                                    20,043           6,640

DEFERRED TAX LIABILITIES:

         Depreciation                                 (17,141)           (922)
         Other                                         (1,442)             --
                                                     --------        --------
Deferred tax liabilities                              (18,583)           (922)
                                                     --------        --------

Net deferred tax assets                              $  1,460        $  5,718
                                                     ========        ========


During the year ended December 29, 2001, we recognized tax benefits related to the exercise of employee stock options in the amount of $1.9 million. This benefit was recorded to capital in excess of par value.

In November 1995, Univax, a publicly traded biopharmaceutical company, was merged with and into Nabi Biopharmaceuticals. The merger qualified as a tax-free reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. Univax's pre-merger deferred tax assets are available to offset our future taxable income, subject to certain annual and change of control limitations. The Univax pre-merger deferred tax assets primarily include net operating loss carryforwards, capitalized research and development expense and research tax credit carryforwards.

We have research tax credit carryforwards of $4.3 million that expire in varying amounts through 2020. We have alternate minimum tax credit carryforwards of $3.1 million that are available to offset future regular tax liabilities, and do not expire. We also have net operating loss carryforwards of approximately $2.9 million that expire at various dates beginning in 2010.

The ultimate realization of the remaining deferred tax assets is largely dependent on our ability to generate sufficient future taxable income. The change in the valuation allowance during 2001 and 2000 was $34.3 million and $0.6 million, respectively.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:


                                                                  For the Years Ended
                                                    ------------------------------------------------
                                                    December 29,      December 30,      December 31,
                                                        2001              2000              1999
                                                    ------------      ------------      ------------
Federal statutory rate                                  35.0%             35.0%             35.0%
State income taxes, net of federal benefit               2.8               1.4               0.8
Goodwill and other amortization                          2.6               7.1               4.6
Transfer of German operations                             --                --             (37.7)
Merger transaction cost                                   --              (1.1)             (1.1)
Decrease in valuation allowance                        (30.2)            (14.1)             (4.7)
Tax credits                                             (0.4)            (25.2)               --
Other                                                     --              (1.0)              4.4
                                                        ----              ----              ----
                   Total                                 9.8%              2.1%              1.3%
                                                        ====              ====              ====



NOTE 13 EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per share for income before extraordinary item for the years ended December 29, 2001, December 30, 2000 and December 31, 1999:

                                                                      Effect of Dilutive
                                                                          Securities:
                                                                  ----------------------------
                                                                    Stock
                                                                   options
                                                                  and other
Amounts in Thousands, Except                Basic                  dilutive        Convertible          Diluted
Per Share Data                               EPS                  Securities          notes               EPS
----------------------------                -----                 ----------       -----------          --------
2001

Income before extraordinary item            $104,682                  --               1,176            $105,858
Shares                                        37,980               1,285               5,607              44,872
Per-share amount                            $   2.76                  --                0.21            $   2.36

2000

Income before extraordinary item            $  4,019                  --                  --            $  4,019
Shares                                        36,604               1,135                  --              37,739
Per-share amount                            $   0.11                  --                  --            $   0.11

1999

Income before extraordinary item            $  3,344                  --                  --            $  3,344
Shares                                        34,934                 907                  --              35,841
Per-share amount                            $   0.10                  --                  --            $   0.09


NOTE 14 EMPLOYEE BENEFIT PLANS

We have two defined contribution plans. The plans permit employees to contribute up to 15% of pre-tax annual compensation with a discretionary match by the company equal to 50% of each participant's contribution, up to an amount equal to 2% of the participant's earnings. Effective December 31, 2001, our two defined contribution plans were merged into a single contribution plan and the discretionary company match was increased up to 4% of the participant's earnings commencing in 2002. Our matching contributions to the plans were approximately $0.4 million in 2001 and $0.5 million in each of the years 2000 and 1999.

NOTE 15 LEASES

We conduct certain of our operations under operating lease agreements. The majority of the related lease agreements contain renewal options which enable us to renew the leases for periods of two to ten years at the then fair rental value at the end of the initial lease term.

Rent expense was approximately $6.6 million, $7.2 million and $6.1 million for the years ended December 29, 2001, December 30, 2000 and December 31, 1999, respectively.

As of December 29, 2001, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending                                                Dollars in Thousands
-----------                                                --------------------

2002                                                              $  2,391
2003                                                                 2,108
2004                                                                 1,070
2005                                                                   689
2006                                                                   430
Thereafter                                                             497
                                                                  --------
Total minimum lease commitments                                   $  7,185
                                                                  ========

NOTE 16 RELATED PARTY TRANSACTIONS

At December 29, 2001, notes receivable from corporate officers aggregated $162,000, which bear interest at the applicable federal rates and mature on December 31, 2002. Notes receivable from corporate officers are expected to be paid in full by the end of February 2002. At December 30, 2000, notes receivable from corporate officers aggregated $337,000 at an interest rate equal to prime. Repayment is expected in the first quarter of 2002.

In 2001, we engaged an investment bank, the president of which is a member of our Board of Directors, to provide certain services to us in connection with our review and implementation of a corporate expansion strategy. This engagement, which may be terminated by either party upon thirty days' notice, provides for a quarterly retainer of $150,000 and additional fees under certain circumstances. During 2001, we paid this investment bank the sum of $100,000 under this engagement. We believe the terms of the engagement are no less favorable to us than would have been obtained from an unrelated party.

This investment bank also advised us and received a fee in connection with the sale of the majority of the antibody business. Refer to Note 10.

NOTE 17 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

Effective April 1999, we entered into a manufacturing agreement with Cangene for the manufacture of Nabi-HB that superseded an agreement entered into in 1997. The manufacturing agreement requires us to purchase a specified minimum amount which we met before the end of 2001. In addition, Cangene has exclusive marketing rights for Nabi-HB in Canada provided it meets specified sales goals. We will share in the profits from sales of Nabi-HB in Canada. The agreements terminate in March 2002. The term of the Canadian marketing agreement with Cangene for Nabi-HB is co-extensive with the term of the manufacturing agreement for Nabi-HB.

In 1997, we acquired from Baxter Healthcare Corporation ("Baxter") the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission ("FTC"), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the second twelve-month extension beginning in May 2001. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2002 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2003. If the rights revert to Baxter and Baxter later sells these rights, Nabi Biopharmaceuticals and Baxter will share equally the proceeds of any such sale, and under certain circumstances Baxter will be required to make a specified payment to us. Upon FDA licensure to manufacture the product, we are obligated to pay $1.0 million to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6.0 million. Baxter is also a principal supplier of antibody collection supplies to Nabi Biopharmaceuticals.

In 1999, we entered into a five-year agreement with DSM Catalytica Pharmaceuticals (formerly Catalytica Pharmaceuticals) ("Catalytica") for exclusive distribution rights in the U.S. and Canada for Aloprim. Under this agreement, we sell and Catalytica manufactures the product and both companies share in profits from the sale of the product. In addition to the U.S. and Canada, we can purchase Aloprim in territories where the license holder prior to Catalytica, GlaxoSmithKline ("GSK") has not commercialized the product within five years from the effective date of the agreement.

NOTE 18 COMMITMENTS AND CONTINGENCIES

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

In May 2000, we completed an agreement with Dow for the contract production and commercial supply of StaphVAX(R) (STAPHYLOCOCCUS AUREUS Polysaccharide Conjugate Vaccine). Under terms of the contract production agreement, as of December 29, 2001, the aggregate future commitments are approximately $3.0 million payable in 2002.

NOTE 19 INDUSTRY SEGMENT INFORMATION

We manage our operations in two reportable segments, the biopharmaceutical products and antibody products segments. The biopharmaceutical products segment consists of the production and sale of proprietary biopharmaceutical products and research and development efforts for the biopharmaceutical product line. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other biopharmaceutical manufacturers, the production and sale of antibody-based control and diagnostic products and laboratory testing services.

The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. We evaluate the performance of each segment based on operating profit or loss. Interest expense and income taxes are not allocated.

Information regarding our operations and assets for the two industry segments is as follows:


                                                           For the Years Ended
                                             -----------------------------------------------
                                             December 29,     December 30,      December 31,
Dollars in Thousands                            2001              2000              1999
--------------------                         ------------     ------------      ------------
SALES:
      Biopharmaceutical products              $  73,439         $  72,985         $  71,112
      Antibody products                         161,390           155,798           162,491
                                              ---------         ---------         ---------
                                              $ 234,829         $ 228,783         $ 233,603
                                              =========         =========         =========

OPERATING INCOME:
      Biopharmaceutical products              $  11,663         $  17,614         $   5,434
      Antibody products                         105,348           (10,158)            2,302
                                              ---------         ---------         ---------
                                              $ 117,011         $   7,456         $   7,736
                                              =========         =========         =========

DEPRECIATION AND AMORTIZATION EXPENSE:
      Biopharmaceutical products              $   2,282         $   1,926         $   2,159
      Antibody products                           6,477             7,166             7,281
                                              ---------         ---------         ---------
                                              $   8,759         $   9,092         $   9,440
                                              =========         =========         =========

NON-RECURRING ITEM:
      Biopharmaceutical products              $      --         $  (3,012)        $      --
      Antibody products                              --              (863)           (1,935)
                                              ---------         ---------         ---------
                                              $      --         $  (3,875)        $  (1,935)
                                              =========         =========         =========

CAPITAL EXPENDITURES:
      Biopharmaceutical products              $  11,269         $  16,351         $  15,866
      Antibody products                           1,783             2,609             5,170
                                              ---------         ---------         ---------
                                              $  13,052         $  18,960         $  21,036
                                              =========         =========         =========

ASSETS:
      Biopharmaceutical products              $ 169,974         $ 118,808
      Antibody products                         132,539            98,357
                                              ---------         ---------
                                              $ 302,513         $ 217,165
                                              =========         =========


A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:


                                                                         For the Years Ended
                                                             ------------------------------------------------
                                                             December 29,    December 30,        December 31,
Dollars in Thousands                                             2001            2000                1999
--------------------                                         ------------    ------------        ------------
INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM:
      Reportable segment operating income                     $ 117,011         $   7,456         $   7,736
      Unallocated interest expense                               (2,128)           (3,581)           (4,313)
      Unallocated other income and expense, net                   1,176               231               (36)
                                                              ---------         ---------         ---------
         Consolidated income before income
            taxes and extraordinary item                      $ 116,059         $   4,106         $   3,387
                                                              =========         =========         =========

DEPRECIATION AND AMORTIZATION EXPENSE:

      Reportable segment depreciation and amortization
          expense                                             $   8,759         $   9,092         $   9,440
      Unallocated (corporate) depreciation and
         amortization expense                                       732               746               688
                                                              ---------         ---------         ---------
          Consolidated depreciation and amortization
            expense                                           $   9,491         $   9,838         $  10,128
                                                              =========         =========         =========

CAPITAL EXPENDITURES:

      Reportable segment capital expenditures                 $  13,052         $  18,960         $  21,036
      Unallocated (corporate) capital expenditures                   --                23                --
                                                              ---------         ---------         ---------
         Consolidated capital expenditures                    $  13,052         $  18,983         $  21,036
                                                              =========         =========         =========
ASSETS:

      Reportable segment assets                               $ 302,513         $ 217,165
      Unallocated (corporate) assets                              7,796             7,322
                                                              ---------         ---------
         Consolidated assets                                  $ 310,309         $ 224,487
                                                              =========         =========


Information regarding sales by geographic area for the years ended December 29, 2001, December 30, 2000 and December 31, 1999 and information regarding long-lived assets for the years ended December 29, 2001 and December 30, 2000 is as follows:

                                            For the Years Ended
                            ---------------------------------------------------
                            December 29,        December 30,       December 31,
Dollars in Thousands            2001               2000                1999
--------------------        ------------        ------------       ------------

SALES:
      Domestic                $190,830            $183,995            $177,463
      Foreign                   43,999              44,788              56,140
                              --------            --------            --------
      TOTAL                   $234,829            $228,783            $233,603
                              ========            ========            ========

LONG-LIVED ASSETS:
      Domestic                $117,246            $146,612
      Foreign                       --                  --
                              --------            --------
      TOTAL                   $117,246            $146,612
                              ========            ========


Foreign sales are determined based upon customer location. The majority of our sales are generated from the U.S. Our principal foreign markets are the United Kingdom, Korea and Germany.

Sales for the year ended December 29, 2001 included two customers of our antibody products segment and one customer of our biopharmaceutical product segment representing 24%, 19% and 10%, respectively. Sales for the year ended December 30, 2000 included two customers of our antibody products segment and one customer of our biopharmaceutical product segment representing 22%, 18%, and 11%, respectively. Sales for the year ended December 31, 1999 included two customers of our antibody products segment each representing 21%.

NOTE 20 SELECTED QUARTERLY FINANCIAL DATA

                                                                                 Basic          Diluted
                                            Gross Profit                        Earnings        Earnings
 Dollar in Tousands                         Margin After     Net Income        (Loss) Per      (Loss) Per
Except Per Share Data         Sales       Royalty Expense      (Loss)            Share            Share
---------------------       ---------     ---------------    ----------        ----------      ----------
2001

         1st Quarter        $  60,178        $  13,637        $     685         $   0.02         $   0.02
         2nd Quarter           65,288           17,411            1,515             0.04             0.04
         3rd Quarter           54,603           16,678          101,036             2.66             2.25
         4th Quarter           54,760           22,397            1,446             0.04             0.04
                            ---------        ---------         --------         --------         --------
YEAR 2001                   $ 234,829        $  70,123        $ 104,682         $   2.76         $   2.36
                            =========        =========         ========         ========         ========
2000

         1st Quarter        $  55,840        $  14,457        $     677         $   0.02         $   0.02
         2nd Quarter           57,581           14,884            1,287             0.04             0.04
         3rd Quarter           49,736            9,462             (501)           (0.01)           (0.01)
         4th Quarter           65,626           18,039            2,896             0.08             0.08
                            ---------        ---------         --------         --------         --------
YEAR 2000                   $ 228,783        $  56,842        $   4,359         $   0.12         $   0.12
                            =========        =========         ========         ========         ========


Earnings per share were calculated for each three-month and twelve-month period on a stand-alone basis. The sum of the earnings per share for four quarters may not equal the earnings per share for the twelve months.

The results for the third quarter of 2001 include the gain on the sale of the majority of the antibody business assets.

The results for the fourth quarter of 2001 include the benefit of the settlement of an arbitration proceeding with Baxter Healthcare Corporation, and the impact of changes in the estimated carrying values of deferred tax asset and liability balances at December 29, 2001 and of stock option exercises during the fourth quarter of 2001.

NOTE 21 SUBSEQUENT EVENTS

Effective March 5, 2002, Nabi changed its name to Nabi Biopharmaceuticals. Nabi Biopharmaceuticals will continue to be listed on the Nasdaq National Market under the trading symbol NABI.

On March 15, 2002, by notification to the holders of our 6.5% Convertible Subordinated Notes, we called for full redemption of the Notes in the total amount of $78.5 million on April 8, 2002. The Notes will be redeemed at 100% of the principal balance paid in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not already provided in Item 4A will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2001, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2001, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2001, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2001, and such information is incorporated herein by reference.

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:


                                                                                                          Page No.
                                                                                                          --------
         Reports of Independent Certified Public Accountants..................................................38

         Consolidated Balance Sheets at December 29, 2001 and December 30, 2000...............................39

         Consolidated Statements of Operations for the years ended December 29, 2001,
         December 30, 2000 and December 31, 1999..............................................................40

         Consolidated Statements of Stockholders' Equity for the years ended
         December 29, 2001, December 30, 2000 and December 31, 1999...........................................41

         Consolidated Statements of Cash Flows for the years ended December 29, 2001,
         December 30, 2000 and December 31, 1999..............................................................42

         Notes to Consolidated Financial Statements........................................................43-62

(a) (2) FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts and Reserves.........................................70



         All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes therein.

(b) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 29, 2001.

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

   4.1 Specimen Stock Certificate (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

   4.2 Indenture between Nabi and State Street Bank and Trust Company, dated as of February 1, 1996 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)

   4.3 Registration Rights Agreement by and between Nabi and Robertson, Stephens & Company LLC and Raymond James & Associates, Inc., dated as of February 1, 1996 (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1995)

   10.1 Shareholder Agreement effective as of September 30, 1992 between Nabi and Abbott Laboratories (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31, 1992)

   10.2 Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare Corporation and Nabi (confidential treatment) (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

   10.3 Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33-83096)

   10.4 Lease Agreement dated March 31, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi's Registration Statement on Form S-2; Commission File No. 33- 83096)

   10.5 Employment Agreement dated January 1, 1993 between Nabi and David J. Gury (incorporated by reference to Nabi's Annual Report on Form 10-K for the year ended December 31,1992)

   10.6 1990 Equity Incentive Plan (incorporated by reference to Nabi's Proxy Statement dated April 22, 1997)

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

   10.26 Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Dr. Robert B. Naso and Nabi

   10.27 Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between David D. Muth and Nabi

   10.28 Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Bruce K. Farley and Nabi

   10.29 Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Thomas H. McLain and Nabi

   10.30 Nabi 2000 Equity Incentive Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File No. 333-38864)

   10.31 Nabi 2000 Employee Stock Purchase Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File No. 333-38864)

   10.32 Nabi-Rockville Savings & Retirement Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File No. 333-38866)

   10.33 Nabi Savings & Retirement Plan (incorporated by reference to Nabi's Registration Statement on Form S-8; Commission File No. 333-38868)

   10.34 Amendment No. 5 dated as of October 25, 2000 to Loan and Security Agreement dated as of September 12, 1997

   10.35 Change in Control Addendum dated December 11, 2000 between David J. Gury and Nabi

   10.36 Change in Control Addendum dated December 11, 2000 between Dr. Robert B. Naso and Nabi

   10.37 Change in Control Addendum dated December 11, 2000 between David D. Muth and Nabi

   10.38 Change in Control Addendum dated December 11, 2000 between Bruce K. Farley and Nabi

   10.39 Change in Control Addendum dated December 11, 2000 between Thomas H. McLain and Nabi

   10.40 Amended and Restated By-Laws of Nabi date May 18, 2001 (incorporated by reference to Nabi's Quarterly Report Form 10-Q for the quarter ended June 30, 2001)

   10.41*   Stonebridge Associates Agreement dated February 15, 2001

   10.42* Employment Agreement dated April 1, 2001 between Thomas H. McLain and Nabi

   10.43*   Employment Agreement dated April 1, 2001 between Mark L. Smith and
            Nabi

   10.44* Employment Agreement dated August 1, 2001 between Dr. Robert B. Naso and Nabi

   10.45* Employment Agreement dated October 1, 2001 between C. Thomas Johns and Nabi

   10.46* Employment Agreement dated October 1, 2001 between Gary Siskowski and Nabi

   10.47* Amendment No. 6 dated as of October 10, 2001 to Loan and Security Agreement as of September 12, 1997

   10.48*   Stonebridge Associates Agreement dated October 26, 2001

   21*      Subsidiaries of the Registrant

   23.1*    Consent of Ernst & Young LLP, Independent Certified Public
            Accountants

---------------------

* Filed herewith

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2002.

                                       NABI BIOPHARMACEUTICALS

                                       By: /s/ David Gury
                                          --------------------------------------
                                           David J. Gury
                                           Chairman of the Board, President and
                                           Chief Executive Officer

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


Signatures                                           Title                                               Date
----------                                           -----                                               ----
/s/ David J. Gury                                    Chairman of the Board,                           March 25, 2002
--------------------------------------------         President, Chief Executive Officer
David J. Gury


/s/ Thomas H. Mclain                                 Executive  Vice President, Chief                 March 25, 2002
--------------------------------------------         Operating Officer
Thomas H. McLain


/s/ Mark L. Smith                                    Senior Vice President, Finance,                  March 25, 2002
--------------------------------------------         Chief Financial Officer,
Mark L. Smith                                        Chief Accounting Officer and Treasurer


/s/ David L. Castaldi                                Director                                         March 25, 2002
--------------------------------------------
David L. Castaldi


/s/ Geoffrey F. Cox                                  Director                                         March 25, 2002
--------------------------------------------
Dr. Geoffrey F. Cox


/s/ George W. Ebright                                Director                                         March 25, 2002
--------------------------------------------
George W. Ebright


/s/ Richard A. Harvey, Jr.                           Director                                         March 25, 2002
--------------------------------------------
Richard A. Harvey, Jr.


/s/ Linda Jenckes                                    Director                                         March 25, 2002
--------------------------------------------
Linda Jenckes


/s/ Stephen G. Sudovar                               Director                                         March 25, 2002
--------------------------------------------
Stephen G. Sudovar


NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                    Additions                Deductions
                                                             --------------------------    ---------------
                                             Balance at      Charged to      Charged to      Write-Offs
                                            Beginning of      Costs and         Other          Charged       Balance at
Classification                                 Period         Expenses        Accounts     Against Reserve  End of Period
--------------                              ------------     ----------      ----------    ---------------  -------------
YEAR ENDED DECEMBER 29, 2001:

      Allowance for doubtful accounts        $    417        $    627         $    (58)        $     24        $    962

      Deferred tax asset valuation
        allowance                              34,307              --          (34,307)              --              --

      Inventory valuation allowance             2,959           3,514              273            2,594           4,152
                                             --------        --------         --------         --------        --------
YEAR ENDED DECEMBER 30, 2000:

      Allowance for doubtful accounts        $     62        $    380         $     --         $     25        $    417

      Deferred tax asset valuation
        allowance                              34,886              --             (579)              --          34,307

      Inventory valuation allowance             3,276           2,625           (1,122)           1,820           2,959
                                             --------        --------         --------         --------        --------
YEAR ENDED DECEMBER 31, 1999:

      Allowance for doubtful accounts        $    221            (136)              --               23        $     62

      Deferred tax asset valuation
        allowance                              36,508              --           (1,622)              --          34,886

      Inventory valuation allowance             4,508           2,235             (802)           2,665           3,276
                                             --------        --------         --------         --------        --------

