Form 10-K/A
period 2001-12-29
NABI  BIOPHARMACEUTICALS
filed 2002-04-05
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the twelve months ended December 29, 2001

Commission File Number: 0-4829-03

NABI BIOPHARMACEUTICALS
(Exact name of registrant as specified in its charter)

Delaware	59-1212264

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5800 Park of Commerce Boulevard N.W., Boca Raton, Fl 33487
(Address of principal executive offices, including zip code)

(561) 989-5800
(Registrant’s telephone number, including area code)

NABI
(Former name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form of the 10-K. [   ]

As of February 22, 2002, 38,554,061 shares of common stock were outstanding, of which 38,079,014 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $215,527,220 based on the closing price per share of such common stock on such date as reported by Nasdaq Stock Market.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the annual meeting of shareholders, which will be filed within 120 days of the close of the Registrant’s fiscal year ended December 29, 2001, are incorporated by reference into Part III.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, “Item 4A. Executive Officers of the Registrant” is amended and restated in its entirety as follows:

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

MARK L. SMITH has served as Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer since April 2001. From August 1999 to April 2001, Mr. Smith served Nabi Biopharmaceuticals as Vice President of Finance and Chief Accounting Officer and as Senior Director of Finance and Chief Accounting Officer. Prior to joining Nabi Biopharmaceuticals, Mr. Smith served as Vice President of Finance and Administration and Chief Financial Officer of Neuromedical Systems, Inc., a company that manufactured a medical testing device, where he played a leadership role in that company’s strategic restructuring and sale in connection with a pre-packaged Chapter 11 proceeding under Federal bankruptcy laws. Prior to joining Neuromedical Systems in 1998, Mr. Smith served in various financial executive capacities at Genzyme Corporation from 1996 until 1998 and as Vice President of Finance and Administration and Chief Financial Officer of Genetrix, Inc. from 1991 until 1996.

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

GARY A. SISKOWSKI has served as Senior Vice President, Sales and Marketing since October 2001. From June 2000 to October 2001, Mr. Siskowski served Nabi Biopharmaceuticals as Vice President of New Business Development. Prior to joining Nabi Biopharmaceuticals, Mr. Siskowski co-founded Advanced Biologics, a clinical research organization specializing in anti-infectives and served as Vice President of Business Development. From 1988 to 1994, Mr. Siskowski was employed at Ortho-McNeil to develop and launch products with the Anti-Infectives Franchise. From 1969 to 1988, Mr. Siskowski was employed at Roche Laboratories where he held various positions of increasing responsibility, ultimately holding the position of Product Director for the Anti-Infectives Franchise.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABI BIOPHARMACEUTICALS

Date: April 05, 2002	By: /s/ Thomas H. McLain

Thomas H. McLain Executive Vice President and Chief Operating Officer

5