Form 10-Q
period 2002-03-30
NABI  BIOPHARMACEUTICALS
filed 2002-05-01
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File Number: 0-4829-03

Nabi Biopharmaceuticals

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-1212264 (I.R.S. Employer Identification No.)

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

YES [X]          NO [   ]

The number of shares outstanding of registrant’s common stock at April 27, 2002 was 38,619,950 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Amounts in Thousands, Except Per Share Data)	March 30, 2002	December 29, 2001

Assets

Current assets:

Cash and cash equivalents	$126,117	$131,192

Trade accounts receivable, net	26,870	36,039

Inventories, net	20,541	18,138

Prepaid expenses and other current assets	5,774	7,694

Total current assets	179,302	193,063

Property and equipment, net	106,709	107,866

Other assets:

Intangible assets, net	7,115	6,859

Other, net	1,997	2,521

Total assets	$295,123	$310,309

Liabilities and stockholders’ equity

Current liabilities:

Trade accounts payable	$18,869	$20,654

Accrued expenses	11,443	23,759

Notes payable	78,500	—

Total current liabilities	108,812	44,413

Notes payable	—	78,500

Other liabilities	166	190

Total liabilities	108,978	123,103

Stockholders’ equity:

Convertible preferred stock, par value $.10 per share:	—	—

5,000 shares authorized; no shares outstanding

Common stock, par value $.10 per share: 75,000 shares authorized; 38,588 and 38,445 shares issued and outstanding, respectively	3,859	3,845

Capital in excess of par value	159,433	158,687

Treasury stock	(2,137)	(977)

Retained earnings	24,990	25,651

Total stockholders’ equity	186,145	187,206

Total liabilities and stockholders’ equity	$295,123	$310,309

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	For the Three Months Ended

(Amounts in Thousands, Except Per Share Data)	March 30, 2002	March 31, 2001

Sales	$40,969	$60,178

Costs and expenses:

Costs of products sold	25,288	44,177

Royalty expense	1,559	2,364

Gross margin	14,122	13,637

Selling, general and administrative expense	9,183	8,929

Research and development expense	4,412	2,978

Other operating expenses, principally amortization and freight	198	456

Operating income	329	1,274

Interest income	647	6

Interest expense	(1,867)	(534)

Other income (expenses), net	10	(25)

(Loss) income before benefit (provision) for income taxes	(881)	721

Benefit (provision) for income taxes	220	(36)

Net (loss) income	$(661)	$685

Basic (loss) earnings per share:	$(0.02)	$0.02

Diluted (loss) earnings per share:	$(0.02)	$0.02

Basic weighted average shares outstanding	38,523	37,840

Diluted weighted average shares outstanding	38,523	38,687

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Three Months Ended

(Dollars in Thousands)	March 30, 2002	March 31, 2001

Cash flow from operating activities:

Net (loss) income	$(661)	$685

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	2,577	2,674

Provision for doubtful accounts	4	—

Provision for slow moving or obsolete inventory	(135)	1,617

Write-off of loan origination fees	400	—

Other	13	23

Changes in assets and liabilities:

Decrease in trade accounts receivable	9,165	8,053

(Increase) decrease in inventories	(2,268)	1,087

Decrease (increase) in prepaid expenses and other assets	1,920	(5)

Increase in other assets	(20)	(9)

Decrease in accounts payable and accrued liabilities	(14,125)	(8,197)

Total adjustments	(2,469)	5,243

Net cash (used) provided by operating activities	(3,130)	5,928

Cash flow from investing activities:

Capital expenditures	(1,206)	(4,061)

Expenditures for other assets	(326)	(41)

Net cash used by investing activities	(1,532)	(4,102)

Cash flow from financing activities:

Repayments under line of credit, net	—	(916)

Repayments of term debt	—	(250)

Purchase of treasury stock	(917)	—

Proceeds from exercise of employee stock options	504	56

Net cash used by financing activities	(413)	(1,110)

Net (decrease) increase in cash and cash equivalents	(5,075)	716

Cash and cash equivalents at beginning of period	131,192	1,554

Cash and cash equivalents at end of period	$126,117	$2,270

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  OVERVIEW

Nabi Biopharmaceuticals (formerly known as “Nabi”) discovers, develops, manufactures and markets products that power the immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on developing and commercializing novel vaccines and antibody-based therapies that prevent and treat infectious, autoimmune and addictive diseases, such as Staphylococcus aureus and hepatitis infections, ITP and nicotine addiction. We have four marketed biopharmaceutical products: Nabi-HB™ [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related immune thrombocytopenia purpura, Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim™ [(Allopurinol sodium) for injection], and several products in clinical trials. We have a state-of-the-art fractionation facility for our own manufacturing of biopharmaceutical products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2001.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly, our consolidated financial position as of March 30, 2002 and the consolidated results of our operations for the three months ended March 30, 2002 and March 31, 2001 and our cash flows for the three months ended March 30, 2002 and March 31, 2001. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2.  SIGNIFICANT EVENT

On March 15, 2002, by notification to the holders of our 6.5% Convertible Subordinated Notes (the “Notes”) aggregating $78.5 million, we called the Notes for redemption on April 8, 2002. In conjunction with the notification made to the holders on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees. The Notes were redeemed at 100% of the principal balance plus accrued interest through April 8, 2002 for cash. The Notes had a maturity date of February 1, 2003.

NOTE 3.  INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(Dollars in Thousands)	March 30, 2002	December 29, 2001

Finished goods	$14,881	$13,919

Work in process	4,639	3,265

Raw materials	1,021	954

Total	$20,541	$18,138

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing our net income by the weighted average number of shares outstanding during the period.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

The following table reconciles net (loss) income and shares for the basic and diluted earnings per share computations:

	For the Three Months Ended

(Amounts in Thousands, Except Per Share Amounts)	March 30, 2002				March 31, 2001

			Per			Per
	Net		Share	Net		Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic EPS	$(661)	38,523	$(0.02)	$685	37,840	$0.02

Effect of dilutive securities:

Stock options and other dilutive securities	—	—	—	—	847	—

Diluted EPS	$(661)	38,523	$(0.02)	$685	38,687	$0.02

NOTE 5.  OPERATING SEGMENT INFORMATION

The antibody products segment sales and operating income include the results of antibody operations that were sold as of September 6, 2001 for the three months ended March 31, 2001. The following table presents information related to our two operating business segments:

	For the Three Months Ended

(Dollars in Thousands)	March 30, 2002	March 31, 2001

Sales:

Biopharmaceutical products	$15,309	$15,114

Antibody products	25,660	45,064

Total	$40,969	$60,178

Operating Income (Loss):

Biopharmaceutical products	$960	$1,800

Antibody products	(631)	(526)

Total	$329	$1,274

The following table reconciles reportable segment operating income to (loss) income before benefit (provision) for income taxes:

	For the Three Months Ended

(Dollars in Thousands)	March 30, 2002	March 31, 2001

Reportable segment operating income	$329	$1,274

Unallocated interest income	647	6

Unallocated interest expense	(1,867)	(534)

Unallocated other income (expenses), net	10	(25)

(Loss) income before benefit (provision) for income taxes	$(881)	$721

NOTE 6.  TREASURY STOCK

On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. During the first quarter of 2002, we acquired 171,483 shares of Nabi Biopharmaceuticals stock for $0.9 million under this program. To date we have acquired 345,883 shares of Nabi Biopharmaceuticals stock for a total of $1.9 million under this buy back program. Repurchased shares have been accounted for as treasury stock.

In a transaction dated March 28, 2002, an officer of the company exercised 60,000 stock options, which were settled by the exchange of 40,107 shares of previously acquired common stock valued at $0.2 million. The exchanged shares have been accounted for as treasury stock.

NOTE 7.  INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(Dollars in Thousands)	March 30, 2002	December 29, 2001

Manufacturing right	$5,047	$4,721

Other intangible assets	4,853	4,853

Less accumulated amortization	(2,785)	(2,715)

Total	$7,115	$6,859

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which is effective for fiscal periods commencing after December 15, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

In conjunction with the sale of the majority of our antibody business on September 6, 2001, we disposed of all goodwill reflected on our balance sheet as of that date. As of March 31, 2001, we had goodwill of $12.3 million net of accumulated amortization of $6.1 million. A comparison of net income for the three months ended March 30, 2002 and March 31, 2001, adjusted to reflect the application of SFAS No. 142, follows:

	For the Three Months Ended

(Amounts in Thousands, Except Per Share Data)	March 30, 2002	March 31, 2001

Net (loss) income as reported	$(661)	$685

Goodwill amortization	—	182

Adjusted net (loss) income	$(661)	$867

Basic (loss) earnings per share:	$(0.02)	$0.02

Diluted (loss) earnings per share:	$(0.02)	$0.02

We had no indefinite-lived intangible assets as of March 30, 2002, December 29, 2001 or March 31, 2001, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 30, 2002 and March 31, 2001. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. All dollar amounts are expressed in thousands, except per share data.

On March 15, 2002, by notification to the holders of our 6.5% Convertible Subordinated Notes (the “Notes”) aggregating $78.5 million, we called the Notes for redemption on April 8, 2002. In conjunction with the notification made to the holders on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees. The Notes were redeemed at 100% of the principal balance plus accrued interest through April 8, 2002 for cash. The Notes had a maturity date of February 1, 2003.

RESULTS OF OPERATIONS

The antibody products segment sales and operating income include the results of antibody operations that were sold as of September 6, 2001 for the three months ended March 31, 2001. Information concerning our sales by operating segments is set forth in the following tables:

		For the Three Months Ended

(Dollars in Thousands)		March 30, 2002			March 31, 2001

Biopharmaceutical products	$15,309		37.4%	$15,114		25.1%

Antibody products:

-Specialty antibodies	7,158		17.5	14,626		24.3

-Non-specific antibodies	18,502		45.1	30,438		50.6

	25,660		62.6	45,064		74.9

Total	$40,969		100.0%	$60,178		100.0%

FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

Sales. Sales for the first quarter of 2002 were $41.0 million compared to $60.2 million for the first quarter of 2001, a decrease of $19.2 million or 32%.

Biopharmaceutical sales increased in the first quarter of 2002 by approximately 1% from the 2001 first quarter due to higher sales of Nabi-HBTM [Hepatitis B Immune Globulin (Human)], which increased 31% from the first quarter of 2001 levels, and Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated]. These increases were offset by decreased sales of WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Sales of Nabi-HB in the first quarter of 2002 benefited from decreased inventory levels in our distribution network in the fourth quarter of 2001, as we prepared for the transition to selling product manufactured at our own Boca Raton, Florida manufacturing facility. We have reviewed internally and externally generated end-user or sell through data which shows that Nabi-HB continues to demonstrate end-user increases. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002 with approval from the U.S. Food and Drug Administration (“FDA”) of the initial production lots from the facility. Despite increases in sales of Autoplex T, sales of this product continued to be limited by contractual product supply shortfalls from the manufacturer of that product. First quarter 2002 sales of WinRho SDF were limited by high levels of sales for this product in the latter part of 2001 as wholesalers increased their inventory levels in anticipation of price increases after year end.

Total antibody sales for the first quarter of 2002 were $25.7 million compared to $45.1 million in the comparable quarter of 2001. This decrease results from the sale of the majority of the antibody business in September 2001.

Gross margin. Gross margin for the first quarter of 2002 was $14.1 million, or 34% of sales, compared to $13.6 million, or 23% of sales, in the first quarter of 2001. Increased gross profit for the first quarter of 2002 compared to the first quarter of 2001 reflects increased sales of Nabi-HB, our highest gross margin product, and increased sales of Autoplex T. Offsetting the effect of these increased sales were the impact of lower sales of WinRho SDF and excess plant capacity costs of $0.5 million. In its initial periods of operation, the manufacturing capacity of the Boca Raton facility will not be fully utilized and costs and expenses related to excess manufacturing capacity will be expensed as cost of products sold. As noted, despite increases in sales of Autoplex T, sales of this product continued to be limited by contractual product supply shortfalls from the manufacturer of that product. Gross margin in each of the first quarters of 2002 and 2001 benefited from non-performance penalty payments of $1.2 million and $0.9 million, respectively. Royalty expense as a percentage of biopharmaceutical sales was 10% in the first quarter of 2002 compared to 16% in the first quarter of 2001 reflecting decreased sales of WinRho SDF in the first quarter of 2002.

Selling, general and administrative expense. Selling, general and administrative expense was $9.2 million, or 22% of sales, for the first quarter of 2002 compared to $8.9 million, or 15% of sales, in the first quarter of 2001. Increased selling, general and administrative expense in the first quarter of 2002 reflected increased costs for insurance, consulting and employee benefits. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody business in September 2001.

Research and development expense. Research and development expense was $4.4 million, or 11% of sales, for the first quarter of 2002 compared to $3.0 million, or 5% of sales, in the first quarter of 2001. In the first quarter of 2002, 54% of the research and development expense comprised activity to support development of our Gram-positive infections program including costs to continue the transfer of the manufacturing process for StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) to the commercial manufacturer’s facility. In addition, increased research and development spending was incurred for the manufacture of Civacir™ [Hepatitis C Immune Globulin (Human)] for use in clinical trials of that product and for the continued development of NicVAX™ (Nicotine Conjugate Vaccine).

Interest income. Interest income for the first quarter of 2002 was $0.6 million compared to $6.0 thousand for the first quarter of 2001. Increased interest income reflects interest income from the net cash proceeds from the sale of the majority of the antibody collection business in September 2001.

Interest expense. Interest expense for the first quarter of 2002 was $1.9 million, or 5% of sales, compared to $0.5 million, or 1% of sales, in the first quarter of 2001. Interest expense in the first quarter of 2002 included interest payable on our 6.5% Subordinated Convertible Notes (the “Notes”), amortization of loan origination fees and $0.4 million related to the write-off of unamortized loan origination fees in conjunction with the redemption of the Notes announced March 15, 2002. Interest expense for the first quarter of 2001 was reduced by the effect of capitalizing interest incurred related to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida. Since the FDA’s approval of our facility to manufacture Nabi-HB in October 2001, we ceased capitalizing interest related to the construction of this facility. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility was approximately $1.6 million for the quarter ended March 31, 2001.

Other factors. The benefit for income taxes was $0.2 million for the first quarter of 2002 compared to a provision of $36.0 thousand in the first quarter of 2001. We used a 25% effective tax rate in the first quarter of 2002 which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of research and development tax credits. The 25% effective tax rate for 2002 differs from the 6% effective tax rate for 2001 primarily due to utilization of net operating loss carryforwards during 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2002, our current assets exceeded current liabilities by $70.5 million as compared to a net working capital position of $148.7 million at December 29, 2001. The decrease in working capital is due to the reclassification of our $78.5 million 6.5% Subordinated Convertible Notes to current liabilities which will be redeemed on April 8, 2002. Cash and cash equivalents at March 30, 2002 were $126.1 million compared to $131.2 million at December 29, 2001. Cash used by operations for the three months ended March 30, 2002 was $3.1 million compared to $5.9 million provided from operations for the three months ended March 31, 2001. The primary uses of cash from operations in the first quarter of 2002 were payment of six months of interest on the Notes in February 2002, amounts accrued for payment of management incentives for 2001 and amounts accrued for payments to the contract manufacturer for StaphVAX. In addition, we incurred capital expenditures of $1.2 million and purchased treasury stock of $0.9 million. The primary uses of cash during the three months ended March 31, 2001 were $4.1 million in capital expenditures and the reduction of borrowings under the revolving credit facility and term loan of $1.2 million.

Our credit agreement provides for a revolving credit facility of up to $45.0 million subject to certain borrowing base restrictions. At March 30, 2002, we had no borrowings under the revolving credit facility and availability under this credit facility was $15.0 million. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends.

We believe that cash flow from operations and cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

SIGNIFICANT ACCOUNTING POLICIES

Property, Plant and Equipment and Depreciation

We incurred $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based therapy, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels but is limited to a minimum of 60% of the depreciation that would have been recorded had we used the straight-line method.

Intangible Assets

In 2000 we entered into a contract manufacturing agreement with Dow Biopharmaceutical Contract Manufacturing (formerly Collaborative BioAlliance) (“Dow”) to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. The contract manufacturing agreement requires us to make certain payments to Dow to prepare the Dow facility for the future manufacture of StaphVAX and to ensure that we have access to commercial vaccine manufacturing capacity. These payments are recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right will commence when commercial manufacture of StaphVAX commences at Dow. As of March 30, 2002, the Manufacturing Right was $5.0 million.

FORWARD LOOKING STATEMENTS

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to a discussion under “Factors to be Considered” contained in our Annual Report on Form 10-K for the year ended December 29, 2001 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposure is that of interest rate risk on investments, which are subject to interest rates based on market conditions. At March 30, 2002, we had cash and cash equivalents of $126.1 million on hand.

Interest rate risk. Our outstanding revolving credit facility and term loan are sensitive to changes in U.S. interest rates, specifically the U.S. prime lending rate, and expire in September 2002. Outstanding variable rate debt under the revolving credit facility at March 30, 2002 was zero.

At March 30, 2002, we had outstanding debt in the form of convertible subordinated notes in the amount of $78.5 million, which were due February 1, 2003. On March 15, 2002, by notification to the holders of our 6.5% Convertible Subordinated Notes (the “Notes”) aggregating $78.5 million, we called the Notes for redemption on April 8, 2002. In conjunction with the notification made to the holders on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees. The Notes were redeemed at 100% of the principal balance plus accrued interest through April 8, 2002 for cash.

PART II OTHER INFORMATION

Item 5. Other Events

At the close of business on March 4, 2002, we changed our name from “Nabi” to “Nabi Biopharmaceuticals.” The name change was effective upon the filing of a Certificate of Ownership and Merger with the Secretary of State of Delaware resolving to merge a wholly owned subsidiary of the Company into the Company for the sole purpose of changing our name.

Item 6. Exhibits and Reports On Form 8-K

(a)  Exhibits:

10.49	Change in Control: Executive Compensation Package Agreement dated April 1, 2001 between Thomas H. McLain and Nabi

10.50	Change in Control: Executive Compensation Package Agreement dated April 1, 2001 between Mark L. Smith and Nabi

(b)  Reports on Form 8-K:

On March 5, 2002, we filed a current report on Form 8-K, reporting under Item 5 thereof, Other Events.

On April 5, 2002, we filed an amended current report on Form 8-K/A, reporting under Item 7, Financial Statements and Exhibits.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 1, 2002	By: /s/ Mark L. Smith

Mark L. Smith Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer