Form 10-Q
period 2002-06-29
NABI  BIOPHARMACEUTICALS
filed 2002-08-12
CIK 72444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ----------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.

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


                                 YES [X] NO [ ]

The number of shares outstanding of registrant's common stock at July 26, 2002 was 38,701,090 shares.

NABI BIOPHARMACEUTICALS
--------------------------------------------------------------------------------
                                                                           INDEX


                                                                                                           Page No.
                                                                                                           --------

PART I. FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS .............................................................................3

                  -     Consolidated Balance Sheets, June 29, 2002 and December 29, 2001.......................3

                  -     Consolidated Statements of Operations for the Three Months and
                           Six Months ended June 29, 2002 and June 30, 2001....................................4

                  -     Consolidated Statements of Cash Flows for the Six Months ended
                           June 29, 2002 and June 30, 2001.....................................................5

                  -     Notes to Consolidated Financial Statements.............................................6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................................................10

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................16


PART II. OTHER INFORMATION


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................................17

     ITEM 5. OTHER EVENTS....................................................................................17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................17

             SIGNATURES......................................................................................18


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals
--------------------------------------------------------------------------------
                                                     CONSOLIDATED BALANCE SHEETS


                                                                         (Unaudited)
(Amounts in Thousands, Except Per Share Data)                           June 29, 2002     December 29, 2001
---------------------------------------------                           -------------     -----------------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                       $  46,708           $ 131,192
          Trade accounts receivable, net                                     34,215              36,039
          Inventories, net                                                   20,229              18,138
          Prepaid expenses and other current assets                           3,906               7,694
                                                                          ---------           ---------
                     TOTAL CURRENT ASSETS                                   105,058             193,063

PROPERTY AND EQUIPMENT, NET                                                 106,399             107,866
OTHER ASSETS:
          Intangible assets, net                                              7,994               6,859
          Other, net                                                          1,965               2,521
                                                                          ---------           ---------
TOTAL ASSETS                                                              $ 221,416           $ 310,309
                                                                          =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Trade accounts payable                                          $  18,612           $  20,654
          Accrued expenses                                                   14,928              23,759
                                                                          ---------           ---------
                     TOTAL CURRENT LIABILITIES                               33,540              44,413
NOTES PAYABLE                                                                    --              78,500
OTHER LIABILITIES                                                               418                 190
                                                                          ---------           ---------
                     TOTAL LIABILITIES                                       33,958             123,103
                                                                          ---------           ---------
STOCKHOLDERS' EQUITY:
          Convertible preferred stock, par value $.10 per share:
                 5,000 shares authorized; no shares outstanding                  --                  --
          Common stock, par value $.10 per share: 75,000 shares
                 authorized; 38,701 and 38,445 shares issued and
                 outstanding, respectively                                    3,870               3,845
          Capital in excess of par value                                    159,914             158,687
          Treasury stock                                                     (2,137)               (977)
          Retained earnings                                                  25,811              25,651
                                                                          ---------           ---------
                    TOTAL STOCKHOLDERS' EQUITY                              187,458             187,206
                                                                          ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 221,416           $ 310,309
                                                                          =========           =========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nabi Biopharmaceuticals
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        (UNAUDITED)
                                                               For the Three Months Ended           For the Six Months Ended
                                                               ---------------------------         --------------------------
                                                                June 29,         June 30,          June 29,          June 30,
(Amounts in Thousands, Except Per Share Data)                     2002             2001              2002              2001
---------------------------------------------                  ---------         ---------         ---------         ---------
SALES                                                          $  50,802         $  65,288         $  91,771         $ 125,466
COSTS AND EXPENSES:
           Costs of products sold                                 30,009            44,764            55,297            88,941
           Royalty expense                                         4,297             3,113             5,856             5,477
                                                               ---------         ---------         ---------         ---------
GROSS MARGIN                                                      16,496            17,411            30,618            31,048

           Selling, general and administrative expense            10,240            11,086            19,423            20,015
           Research and development expense                        4,930             3,900             9,342             6,878
           Other operating expense, principally freight
             and amortization                                        200               431               398               887
                                                               ---------         ---------         ---------         ---------
OPERATING INCOME                                                   1,126             1,994             1,455             3,268

INTEREST INCOME                                                      246                 7               893                13
INTEREST EXPENSE                                                     (77)             (410)           (1,944)             (944)
OTHER (EXPENSE) INCOME, NET                                         (192)                3              (182)              (22)
                                                               ---------         ---------         ---------         ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                           1,103             1,594               222             2,315

PROVISION FOR INCOME TAXES                                          (282)              (79)              (62)             (115)
                                                               ---------         ---------         ---------         ---------

NET INCOME                                                     $     821         $   1,515         $     160         $   2,200
                                                               =========         =========         =========         =========

BASIC EARNINGS PER SHARE                                       $    0.02         $    0.04         $      --         $    0.06
                                                               =========         =========         =========         =========
DILUTED EARNINGS PER SHARE                                     $    0.02         $    0.04         $      --         $    0.06
                                                               =========         =========         =========         =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                         38,648            37,939            38,585            37,889
                                                               =========         =========         =========         =========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                       39,562            39,179            39,767            38,933
                                                               =========         =========         =========         =========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nabi Biopharmaceuticals
--------------------------------------------------------------------------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       (UNAUDITED)
                                                                               For the Six Months Ended
                                                                           ---------------------------------
(Dollars in Thousands)                                                     June 29, 2002       June 30, 2001
---------------------                                                      -------------       -------------
CASH FLOW FROM OPERATING ACTIVITIES:
         Net income                                                          $     160           $   2,200
         Adjustments to reconcile net income to net cash (used in)
            provided by operating activities:
               Depreciation and amortization                                     4,901               5,308
               Provision for doubtful accounts                                     366                   7
               Provision for slow moving or obsolete inventory                      --               2,096
               Write-off of loan origination fees                                  400                  --
               Non-cash compensation                                               334                 835
               Write-off obsolete fixed asset                                      269                  --
               Other                                                                --                  95
         Changes in assets and liabilities:
               Decrease in trade accounts receivable                             1,458               3,873
               (Increase) decrease in inventories                               (2,092)                245
               Decrease in prepaid expenses and other assets                     3,788               2,093
               Increase in other assets                                            (20)                 (6)
               Decrease in accounts payable and accrued liabilities            (10,645)             (1,556)
                                                                             ---------           ---------
               Total adjustments                                                (1,241)             12,990
                                                                             ---------           ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (1,081)             15,190
                                                                             ---------           ---------
CASH FLOW FROM INVESTING ACTIVITIES:
               Capital expenditures                                             (3,386)             (8,406)
               Expenditures for other assets                                    (1,275)               (199)
                                                                             ---------           ---------
NET CASH USED BY INVESTING ACTIVITIES                                           (4,661)             (8,605)
                                                                             ---------           ---------
CASH FLOW FROM FINANCING ACTIVITIES:
               Repayments under line of credit, net                                 --              (6,057)
               Repayments of term debt                                              --                (500)
               Retirement of convertible subordinated notes                    (78,500)                 --
               Purchase of treasury stock                                         (917)                 --
               Proceeds from exercise of employee stock options                    675                 372
                                                                             ---------           ---------
NET CASH USED BY FINANCING ACTIVITIES                                          (78,742)             (6,185)
                                                                             ---------           ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         $ (84,484)                400

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               131,192               1,554
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  46,708           $   1,954
                                                                             =========           ---------
SUPPLEMENTAL INFORMATION:
            INTEREST PAID, NET OF CAPITALIZED INTEREST                       $   3,550           $   1,211
                                                                             =========           =========
SUPPLEMENTAL NON-CASH INFORMATION:
            STOCK OPTIONS EXERCISED FOR COMMON STOCK                         $     243           $      --
                                                                             =========           =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nabi Biopharmaceuticals
--------------------------------------------------------------------------------
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

NOTE 1 OVERVIEW

Nabi Biopharmaceuticals (formerly "Nabi") discovers, develops, manufactures and markets products that power the immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on developing and commercializing novel vaccines and antibody-based therapies that prevent and treat infectious, autoimmune and addictive diseases, such as STAPHYLOCOCCUS AUREUS and hepatitis infections, immune thrombocytopenia purpura ("ITP") and nicotine addiction. We have several products in clinical trials, as well as four marketed biopharmaceutical products: Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF(R) [Rho (D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related ITP, Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim(TM) [(Allopurinol sodium) for injection]. We have a state-of-the-art fractionation facility for the manufacture of our biopharmaceutical products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2001.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly, our consolidated financial position as of June 29, 2002, the consolidated results of our operations for the three months and six months ended June 29, 2002 and June 30, 2001 and our cash flows for the six months ended June 29, 2002 and June 30, 2001. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2 SIGNIFICANT EVENT

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (the "Notes") aggregating $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. In conjunction with the notification made to the holders of the Notes on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees in the first quarter of 2002.

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

         (Dollars in Thousands)   June 29, 2002   December 29, 2001
         ----------------------   -------------   -----------------

         Finished goods             $16,200            $13,919
         Work in process              3,062              3,265
         Raw materials                  967                954
                                    -------            -------
                  TOTAL             $20,229            $18,138
                                    =======            =======

NOTE 4 EARNINGS PER SHARE

Basic earnings per share is computed by dividing our net income by the weighted average number of shares outstanding during the period.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method.

The following table reconciles net income and shares for the basic and diluted earnings per share computations:

                                                                     For the Three Months Ended
(Amounts in Thousands,                        ---------------------------------------------------------------------------------
Except Per Share Amounts)                                June 29, 2002                              June 30, 2001
-------------------------                     -----------------------------------         -------------------------------------
                                                                            Per                                           Per
                                                Net                        Share           Net                           Share
                                              Income         Shares        Amount         Income         Shares          Amount
                                              ------         ------        ------         ------         ------         --------
Basic EPS                                     $  821         38,648         $   0.02      $1,515         37,939         $   0.04
                                              ------         ------         --------      ------         ------         --------
Effect of dilutive securities:
     Stock options and other dilutive
        securities                                --            914               --          --          1,240               --
                                              ------         ------         --------      ------         ------         --------

Diluted EPS                                   $  821         39,562         $   0.02      $1,515         39,179         $   0.04
                                              ======         ======         ========      ======         ======         ========



                                                                       For the Six Months Ended
(Amounts in Thousands,                        ---------------------------------------------------------------------------------
Except Per Share Amounts)                                June 29, 2002                              June 30, 2001
-------------------------                     -----------------------------------         -------------------------------------
                                                                            Per                                           Per
                                                Net                        Share           Net                           Share
                                              Income         Shares        Amount         Income         Shares          Amount
                                              ------         ------        ------         ------         ------         --------
Basic EPS                                     $  160         38,585         $     --      $2,200         37,889         $   0.06

Effect of dilutive securities:
     Stock options and other dilutive
        securities                                --          1,182               --          --          1,044               --
                                              ------         ------         --------      ------         ------         --------

Diluted EPS                                   $  160         39,767         $     --      $2,200         38,933         $   0.06
                                              ======         ======         ========      ======         ======         ========



NOTE 5 OPERATING SEGMENT INFORMATION

The antibody products segment sales and operating (loss) income include the results of antibody operations that were sold as of September 6, 2001 for the three months and the six months ended June 30, 2001. The following table presents information related to our two operating business segments:


                                                 For the Three Months Ended                   For the Six Months Ended
                                            -----------------------------------        -----------------------------------
(Dollars in Thousands)                      June 29, 2002        June 30, 2001         June 29, 2002         June 30, 2001
----------------------                      -------------        --------------        -------------         -------------
SALES:
        Biopharmaceutical products            $  24,827             $  18,860            $  40,136             $  33,974
        Antibody products                        25,975                46,428               51,635                91,492
                                              ---------             ---------            ---------             ---------
                 TOTAL                        $  50,802             $  65,288            $  91,771             $ 125,466
                                              =========             =========            =========             =========

OPERATING INCOME:
        Biopharmaceutical products            $   2,035             $   1,827            $   2,995             $   3,627
        Antibody products                          (909)                  167               (1,540)                 (359)
                                              ---------             ---------            ---------             ---------
                 TOTAL                        $   1,126             $   1,994            $   1,455             $   3,268
                                              =========             =========            =========             =========


The following table reconciles reportable segment operating income to income before provision for income taxes:


                                                 For the Three Months Ended             For the Six Months Ended
                                             ----------------------------------     ---------------------------------
(Dollars in Thousands)                       June 29, 2002       June 30, 2001      June 29, 2002       June 30, 2001
----------------------                       -------------       -------------      -------------       -------------
       Reportable segment                      $ 1,126             $ 1,994             $ 1,455             $ 3,268
          operating income
       Unallocated interest income                 246                   7                 893                  13
       Unallocated interest                        (77)               (410)             (1,944)               (944)
          expense
       Unallocated other (expenses)
          income, net                             (192)                  3                (182)                (22)
                                               -------             -------             -------             -------
INCOME BEFORE PROVISION FOR
    INCOME TAXES                               $ 1,103             $ 1,594             $   222             $ 2,315
                                               =======             =======             =======             =======


NOTE 6 TREASURY STOCK

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. In the six months ended June 29, 2002, we acquired 171,483 shares of Nabi

Biopharmaceuticals stock for $0.9 million under this program. In total we have acquired 345,883 shares of Nabi Biopharmaceuticals stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

In a transaction dated March 28, 2002, an officer of the company exercised stock options for 60,000 shares of our stock. The purchase price was paid by delivery of 40,107 shares of common stock, valued at $0.2 million, which the officer had acquired more than six months earlier. These shares have been accounted for as treasury stock.

NOTE 7 INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(Dollars in Thousands)                   June 29, 2002        December 29, 2001
----------------------                   -------------        -----------------

Manufacturing right                         $ 5,997               $ 4,721
Intangible assets:
     Nabi-HB related                          4,028                 4,028
     Other                                      325                   325
Less accumulated amortization                (2,356)               (2,215)
                                            -------               -------
         TOTAL                              $ 7,994               $ 6,859
                                            =======               =======

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) which is effective for fiscal periods commencing after December 15, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.

In conjunction with the sale of the majority of our antibody business on September 6, 2001, we disposed of all goodwill reflected on our balance sheet as of that date. As of June 30, 2001, we had goodwill of $12.1 million net of accumulated amortization of $6.3 million. A comparison of net income for the three months and the six months ended June 29, 2002 and June 30, 2001, adjusted to reflect the application of SFAS No. 142, follows:


                                                         For the Three Months Ended          For the Six Months Ended
                                                         --------------------------         --------------------------
                                                         June 29,          June 30,         June 29,          June 30,
(Amounts in Thousands, Except Per Share Data)              2002              2001             2002              2001
---------------------------------------------            --------          --------         --------          --------
Net income as reported                                    $  821            $1,515            $ 160            $2,200

Goodwill amortization                                         --               182               --               364
                                                          ------            ------            -----            ------
Adjusted net income                                       $  821            $1,697            $ 160            $2,564
                                                          ======            ======            =====            ======
Adjusted earnings per share:
            Basic                                         $ 0.02            $ 0.04            $  --            $ 0.06
                                                          ======            ======            =====            ======

           Diluted                                        $ 0.02            $ 0.04            $  --            $ 0.06
                                                          ======            ======            =====            ======


We had no indefinite-lived intangible assets as of June 29, 2002, December 29, 2001 or June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months and six months ended June 29, 2002 and June 30, 2001. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (the "Notes") aggregating $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. As a result of the notification made to the holders of the Notes on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees in 2002.

RESULTS OF OPERATIONS

The antibody products segment sales include the results of antibody operations that were sold as of September 6, 2001 for the three months and six months ended June 30, 2001. Information concerning our sales by operating segments is set forth in the following tables:


                                                                 For the Three Months Ended
                                             -----------------------------------------------------------------
(Dollars in Thousands)                               June 29, 2002                         June 30, 2001
----------------------                       ---------------------------           ---------------------------
Biopharmaceutical Products                   $ 24,827               48.9%          $ 18,860               28.9%
                                             --------              -----           --------              -----
Antibody Products:
         -Specialty antibodies                  8,178               16.1             14,961               22.9
         -Non-specific antibodies              17,797               35.0             31,467               48.2
                                             --------              -----           --------              -----
                                               25,975               51.1             46,428               71.1
                                             --------              -----           --------              -----
         TOTAL                               $ 50,802              100.0%          $ 65,288              100.0%
                                             ========              =====           ========              =====



                                                                   For the Six Months Ended
                                             -----------------------------------------------------------------
(Dollars in Thousands)                               June 29, 2002                         June 30, 2001
----------------------                       ---------------------------           ---------------------------
Biopharmaceutical Products                   $ 40,136               43.7%          $ 33,974               27.1%
                                             --------              -----           --------              -----
Antibody Products:
         -Specialty antibodies                 15,336               16.7             29,587               23.6
         -Non-specific antibodies              36,299               39.6             61,905               49.3
                                             --------              -----           --------              -----
                                               51,635               56.3             91,492               72.9
                                             --------              -----           --------              -----
         TOTAL                               $ 91,771              100.0%          $125,466              100.0%
                                             ========              =====           ========              =====


FOR THE THREE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

SALES. Sales for the second quarter of 2002 were $50.8 million compared to $65.3 million for the second quarter of 2001, a decrease of $14.5 million or 22%. This decrease reflects the sale of the majority of the antibody business in September 2001.

Biopharmaceutical sales in the second quarter of 2002 were $24.8 million compared to $18.9 million in the second quarter of 2001, an increase of 31%. Sales of all four of our marketed products increased in this second quarter. Sales of Nabi-HB(TM) [Hepatitis B Immune Globulin (Human)] increased 14% in the second quarter of 2002 compared to the second quarter of 2001. Based on our review of internally and externally generated end-user or sell through data, we believe there continues to be increased end-user demand for Nabi-HB. This increased end-user demand combined with our success in decreasing inventory levels of Nabi-HB with wholesalers and distributors in the fourth quarter of 2001 resulted in the reported sales increase in this second quarter. During the fourth quarter of 2001 we reduced inventory levels of Nabi-HB at distributors and wholesalers in preparation for the transition to product manufactured at our Boca Raton manufacturing facility. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002 with approval from the U.S. Food and Drug Administration ("FDA") of the initial production lots from the facility. Sales of WinRho SDF(R) [Rho (D) Immune Globulin Intravenous (Human)] increased 21% in the second quarter of 2002 from the second quarter of 2001. This increase in sales is in line with our review of internally and externally generated end-user data for this product. Sales of Aloprim(TM) [(Allopurinol sodium) for injection] and Autoplex(R) T [Anti-Inhibitor Coagulant Complex, Heat Treated], benefited from improved product supply from the manufacturers of these products in the second quarter of 2002. Sales of Aloprim have been limited in recent quarters due to limited product supply. During the second quarter of 2002 we received two back ordered lots of Aloprim, which, combined with the continuation of a positive trend for patient use of Aloprim, resulted in a four-fold increase in sales from the comparable quarter of 2001. Sales of Aloprim in future periods will be affected by product supply from the manufacturer. Based on the current manufacturing schedule, we do not anticipate additional shipments of Aloprim in 2002. Consequently, future sales of Aloprim in 2002 will likely be limited to inventory on hand at Nabi Biopharmaceuticals as of June 29, 2002.

Total antibody sales for the second quarter of 2002 were $26.0 million compared to $46.4 million in the comparable quarter of 2001. This decrease reflects the sale of the majority of the antibody business in September 2001. Non-specific antibody sales include shipments under a supply contract, which was retained by us and expires in May 2003. The purchaser of the majority of the antibody business supplied us non-specific antibodies totaling $13.4 million in the second quarter of 2002, which we then sold to the customer under this contract and for which we earned no gross margin.

GROSS MARGIN. Gross margin was $16.5 million, or 32% of sales, in the second quarter of 2002 compared to $17.4 million, or 27% of sales, in the second quarter of 2001. This increase was driven by the higher proportion of biopharmaceutical product sales to total sales in the second quarter of 2002 compared to the second quarter of 2001. Offsetting the positive gross margin impact of increased biopharmaceuticals sales were the sale of the majority of our antibody business in September 2001 and excess plant capacity costs of $1.6 million. In its initial periods of operation, the manufacturing capacity of the Boca Raton facility will not be fully utilized and costs and expenses related to excess manufacturing capacity will be expensed as cost of products sold. Because the plant was not licensed and operating until the fourth quarter of 2001, second quarter 2001 results do not include any charges for excess plant capacity. Product supply from the manufacturer of Autoplex T continued to be below product supply minimums established by contract. As a result of this product supply shortfall, gross margin benefited from a contractual non-performance penalty payment of $0.5 million in the second quarter of 2002 compared to no penalty reported in the second quarter of 2001. Royalty expense as a percentage of biopharmaceutical sales was 17% in both the 2002 and 2001 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $10.2 million, or 20% of sales, for the second quarter of 2002 compared to $11.1 million, or 17% of sales, in 2001. General and administrative expense in the second quarter of 2002 included a bad debt write-off of $0.4 million related to the antibody business as well as increased insurance and consulting expenses. These cost increases have been more than offset by reductions in cost following the sale of the majority of the antibody business in September 2001. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody business in September 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $4.9 million, or 10% of sales, for the second quarter of 2002 compared to $3.9 million, or 6% of sales, in the second quarter of 2001. In the second quarter of 2002, 30% of the research and development expense supported development of our Gram-positive infections program including expenses incurred to continue the transfer of the manufacturing process for StaphVAX(R) (STAPHYLOCOCCUS AUREUS Polysaccharide Conjugate Vaccine) to the commercial manufacturer's facility. Total spending for the Gram-positive program decreased in the second quarter of 2002 as we concluded the booster trial of StaphVAX in the first quarter of 2002. Increased research and development spending was incurred for the production of Civacir(TM) [Hepatitis C Immune Globulin (Human)] for use in clinical trials of that product, the continued development of NicVAX(TM) (Nicotine Conjugate Vaccine), which entered into initial human clinical trials in June 2002, and for clinical trials of Altastaph(TM) [STAPHYLOCOCCUS AUREUS Immune Globulin (Human)] which are scheduled for later this year.

INTEREST INCOME. Interest income for the second quarter of 2002 was $246 thousand compared to $7 thousand for the second quarter of 2001. The increase reflects interest income from the net cash proceeds from the sale of the majority of the antibody business in September 2001.

INTEREST EXPENSE. Interest expense for the second quarter of 2002 was $77 thousand compared to $0.4 million in the second quarter of 2001. On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Debt, which resulted in a reduction of $1.3 million in interest expense for the second quarter of 2002. In addition, bank debt, that had been outstanding in the average amount of $25.2 million in the second quarter of 2001, was repaid in September 2001 from a portion of the cash proceeds from the sale of the majority of the antibody business in September 2001. Interest expense for the second quarter of 2001 reflects the capitalization of incurred interest related to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida. The FDA's approval of our facility to manufacture Nabi-HB was received in October 2001 and we ceased capitalizing interest related to the construction of this facility at that time. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility was approximately $1.6 million for the quarter ended June 30, 2001.

OTHER FACTORS. The provision for income taxes was $0.3 million for the second quarter of 2002 compared to a provision of $79 thousand in the second quarter of 2001. This represents a 26% effective tax rate in the second quarter of 2002, which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of research and development tax credits. The 26% effective tax rate for 2002 differs from the 6% effective tax rate for 2001 primarily due to the utilization of net operating loss carryforwards during 2001.

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

SALES. Sales for the first six months of 2002 were $91.8 million compared to $125.5 million for the first six months of 2001, a decrease of $33.7 million or 27%. This decrease reflects the sale of the majority of the antibody business in September 2001.

Biopharmaceutical sales in the first six months of 2002 were $40.1 million compared to $34.0 million in the first half of 2001, an increase of 18%. Sales of each of Nabi-HB, Aloprim and Autoplex T increased from the comparable period of 2001. Sales of WinRho SDF were essentially even for the six months of 2002 and 2001, respectively. Sales of Nabi-HB increased 22% in the first six months of 2002 compared to the first six months of 2001. Based on our review of internally and externally generated end-user or sell through data, we believe there continues to be increased end-user demand for Nabi-HB. This increased end-user demand combined with our success in decreasing inventory levels of Nabi-HB at wholesalers and distributors in the fourth quarter of 2001 resulted in the reported sales increase in the first six months of 2002. During the fourth quarter of 2001, we reduced inventory levels of Nabi-HB with distributors and wholesalers in preparation for the transition to product manufactured at our Boca Raton manufacturing facility. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002 with approval from the FDA of the initial production lots from the facility. Sales of WinRho SDF in the first six months of 2002 were negatively impacted by high levels of sales for this product in the latter part of 2001 as wholesalers increased their inventory levels in anticipation of price increases after year-end. Sales of Aloprim and Autoplex benefited from improved product supply from the manufacturers of these products in the first six months of 2002. Sales of Aloprim have been limited in recent periods due to limited product supply from the manufacturer of the product. During the second quarter of 2002 we received two back ordered lots of Aloprim, which, combined with the continuation of a positive trend for patient use of Aloprim, resulted in a greater than two-fold increase in sales from the comparable period of 2001. Sales of Aloprim in future periods will be affected by product supply from the manufacturer. Based on the current manufacturing schedule we do not anticipate additional shipments of Aloprim in 2002. Consequently, future sales of Aloprim in 2002 will likely be limited to inventory on hand at Nabi Biopharmaceuticals as of June 29, 2002.

Total antibody sales for the first six months of 2002 were $51.6 million compared to $91.5 million in the comparable period of 2001. This decrease reflects the sale of the majority of the antibody business in September 2001. Non-specific antibody sales include shipments under a supply contract, which was retained by Nabi Biopharmaceuticals and expires in May 2003. The purchaser of the majority of the antibody business supplied us non-specific antibodies totaling $27.6 million in the first six months of 2002 which we then sold to the customer under this contract and for which we earned no gross margin.

GROSS MARGIN. Gross margin for the first six months of 2002 was $30.6 million, or 33% of sales, compared to $31.0 million, or 25% of sales, in the first six months of 2001. This increase was driven by the higher proportion of biopharmaceutical product sales to total sales in the first six months of 2002 compared to the first six months of 2001. Offsetting the positive gross margin impact of increased biopharmaceuticals sales were the sale of the majority of our antibody business in September 2001 and excess plant capacity costs of $2.1 million. In its initial periods of operation, the manufacturing capacity of the Boca Raton facility will not be fully utilized and costs and expenses related to excess manufacturing capacity will be expensed as cost of products sold. Because the plant was not licensed and operating until the fourth quarter of 2001, the results for the first six months of 2001 do not include any charges for excess plant capacity. Product supply from the manufacturer of Autoplex T continued to be below product supply minimums established by contract. As a result of product supply shortfalls, gross margin benefited from a contractual non-performance penalty payment of $1.7 million in the first six months of 2002 compared to $0.9 million in the first six months of 2001. Royalty expense as a percentage of biopharmaceutical sales was essentially even in the first six months of 2002 compared to the first six months of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $19.4 million, or 21% of sales, for the six months ended June 29, 2002 compared to $20.0 million, or 16% of sales, in the six months ended June 30, 2001. General and administrative expense in the first six months of 2002 included a bad debt write-off of $0.4 million related to the antibody business as well as increased insurance and consulting expenses. These cost increases have been more than offset by reductions in costs following the sale of the majority of the antibody business in September 2001. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody business in September 2001.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $9.3 million, or 10% of sales, for the first six months of 2002 compared to $6.9 million, or 5% of sales, in the first six months of 2001. In the first six months of 2002, 42% of the research and development expense supported projects related to the development of our Gram-positive infections program. These projects included the booster trial of StaphVAX, which results were announced in June 2002, and costs to continue the transfer of the manufacturing process for StaphVAX to the commercial manufacturer's facility. In addition, increased research and development spending was incurred for the production of Civacir for use in clinical trials of that product, the continued development of NicVAX, which entered into initial human clinical trials in June, and for future trials of Altastaph, which are scheduled for later this year.

INTEREST INCOME. Interest income for the six months ended June 29, 2002 was $893 thousand compared to $13 thousand for the six months ended June 30, 2001. The increase reflects interest income from the net cash proceeds from the sale of the majority of the antibody business in September 2001.

INTEREST EXPENSE. Interest expense for the first six months of 2002 was $1.9 million compared to $0.9 million in the first six months of 2001. On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Debt which resulted in a reduction of $1.3 million in interest expense for the first half of 2002. In addition, our bank debt, that had been outstanding in the average amount of $24.4 million in the first six months of 2001, was repaid in September 2001 from a portion of the cash proceeds from the sale of the majority of the antibody business in September 2001. Interest expense for the first six months of 2001 reflects the capitalization of incurred interest related to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida. The FDA's approval of our facility to manufacture Nabi-HB was received in October 2001 and we ceased capitalizing interest related to the construction of this facility at that time. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility was approximately $3.2 million for the six months ended June 30, 2001.

OTHER FACTORS. The provision for income taxes was $62 thousand for the first six months of 2002 compared to a provision of $0.1 million in the first six months of 2001. This represents a 28% effective tax rate in the first six months of 2002, which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of research and development tax credits. The 28% effective tax rate for 2002 differs from the 6% effective tax rate for 2001 primarily due to utilization of net operating loss carryforwards during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 29, 2002 were $46.7 million compared to $131.2 million at December 29, 2001.

Cash used by operations for the six months ended June 29, 2002 was $1.1 million. Interest on the 6.5% Convertible Subordinated Notes (the "Notes") prior to their redemption on April 8, 2002, a reduction in trade accounts payable and accrued compensation earned in 2001 but paid in 2002 were the primary uses of cash by operations.

Investing activities included capital expenditures of $3.4 million for the six months ended June 29, 2002 principally related to our Rockville, Maryland research and development operations, antibody center operations and computer information systems. We also incurred $1.3 million related to the acquisition of a Manufacturing Right at the facility that will be used to manufacture StaphVAX at commercial scale. The acquired Manufacturing Right is recorded in Intangible Assets in our financial statements. At June 29, 2002, we had commitments of $0.8 million for future capital expenditures as well as a commitment of $0.7 million under the current contract relating to the acquisition of the right to manufacture StaphVAX at commercial scale at the Dow facility. Under this contract, the facility was originally scheduled to be ready to manufacture StaphVAX in October 2002. We expect to modify our contract with the owner of this facility in order to complete readying the Dow facility for its intended use, the commercial manufacture of StaphVAX. This modification will require us to make significant additional payments relating to the acquisition of the Manufacturing Right.

Cash outflows from financing activities in the first six months of 2002 consisted of the redemption of the Notes totaling $78.5 million and repurchase of common stock in the amount of $0.9 million under a stock buy back program approved by our Board of Directors. Cash inflows of $0.7 million were received from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. In the six months ended June 29, 2002, we acquired 171,483 shares of Nabi Biopharmaceuticals stock for $0.9 million under this program. In total we have acquired 345,883 shares of Nabi Biopharmaceuticals stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case by case basis.

Our credit agreement provides for a revolving credit facility of up to $45.0 million, subject to certain borrowing base restrictions, and a $5.0 million term loan. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends. At June 29, 2002, we had no borrowings under the revolving credit facility or the term loan and availability under this credit facility was $22.3 million. The credit agreement matures on September 12, 2002. We intend to replace this credit agreement when it ends.

We believe that cash flow from operations and cash and cash equivalents on hand, together with our ability to borrow funds should the need arise, will be sufficient to meet our anticipated cash requirements for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

Property, Plant and Equipment and Depreciation

We incurred $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based therapy, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation. The units-of-production method of depreciation is based on management's estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method.

Intangible Assets

In 2000 we entered into a contract manufacturing agreement with Dow Biopharmaceutical Contract Manufacturing (formerly Collaborative BioAlliance) ("Dow") to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. The contract manufacturing agreement requires us to make certain payments to Dow to prepare the Dow facility for the future manufacture of StaphVAX and to ensure that we have access to commercial vaccine manufacturing capacity in the future. These payments are recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right will commence when commercial manufacture of StaphVAX commences at Dow. As of June 29, 2002, the Manufacturing Right was $6.0 million.

FORWARD LOOKING STATEMENTS

The part of this Quarterly Report on Form 10-Q captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management's beliefs and assumptions made by management. Readers should refer to a discussion under "Factors to be Considered" contained in our Annual Report on Form 10-K for the year ended December 29, 2001 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion is hereby incorporated by reference into this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposure is that of interest rate risk on investments, which are subject to interest rates based on market conditions. At June 29, 2002, we had cash and cash equivalents of $46.7 million on hand.

INTEREST RATE RISK. Our outstanding revolving credit facility and term loan are sensitive to changes in U.S. interest rates, specifically the U.S. prime lending rate, and expire in September 2002. Outstanding variable rate debt under the revolving credit facility at June 29, 2002 was zero.

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (the "Notes") aggregating $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. In conjunction with the notification made to the holders on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees in the first quarter of 2002.

PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at our annual stockholder's meeting, which was held on May 17, 2002.

(a)      Election of the following to the Board of Directors:

                                                         Votes
                                           --------------------------------
         Director                             For                 Withheld
         --------                          ----------             ---------
         David L. Castaldi                 36,076,760               333,539

         Geoffrey F. Cox                   36,072,920               337,379

         George W. Ebright                 36,035,590               374,709

         David J. Gury                     33,858,503             2,551,796

         Richard A. Harvey, Jr.            36,017,591               392,708

         Linda Jenckes                     36,106,838               303,461

         Thomas H. McLain                  34,007,090             2,403,209

         Stephen G. Sudovar                36,043,883               366,416


ITEM 5. OTHER EVENTS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.51 Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K:

None.

Nabi Biopharmaceuticals
--------------------------------------------------------------------------------
                                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NABI BIOPHARMACEUTICALS



Date: August 12, 2002               By: /s/ Mark L. Smith
                                        -------------------------------------
                                        MARK L. SMITH
                                        Senior Vice President, Finance,
                                        Chief Financial Officer,
                                        Chief Accounting Officer and Treasurer