Form 10-Q
period 2002-09-28
NABI  BIOPHARMACEUTICALS
filed 2002-10-30
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

____________________________

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

YES (X) NO (   )

The number of shares outstanding of registrant’s common stock at October 25, 2002 was 38,716,573 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 28,	December 29,
(Amounts in Thousands, Except Per Share Data)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$43,540	$131,192
Trade accounts receivable, net	34,942	36,039
Inventories, net	21,679	18,138
Prepaid expenses and other current assets	5,312	7,694

Total current assets	105,473	193,063
Property and equipment, net	105,093	107,866
Other assets:
Intangible assets, net	9,718	6,859
Other, net	1,923	2,521

Total assets	$222,207	$310,309

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,010	$20,654
Accrued expenses	18,496	23,759

Total current liabilities	33,506	44,413
Notes payable	—	78,500
Other liabilities	394	190

Total liabilities	33,900	123,103

Stockholders’ equity:
Convertible preferred stock, par value $.10 per share:
5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 75,000 shares authorized; 38,708 and 38,445 shares issued and outstanding, respectively	3,871	3,845
Capital in excess of par value	159,936	158,687
Treasury stock	(2,136)	(977)
Retained earnings	26,636	25,651

Total stockholders’ equity	188,307	187,206

Total liabilities and stockholders’ equity	$222,207	$310,309

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
(Amounts in Thousands, Except Per Share Data)	2002	2001	2002	2001

Sales	$46,100	$54,603	$137,871	$180,069
Costs and expenses:
Costs of products sold	26,352	35,274	81,649	124,215
Royalty expense	4,249	2,651	10,105	8,128

Gross Margin	15,499	16,678	46,117	47,726
Selling, general and administrative expense	8,732	9,570	28,155	29,585
Research and development expense	5,597	3,288	14,939	10,166
Other operating expense, principally freight and amortization	153	383	551	1,270
Gain on sale of assets	—	(104,219)	—	(104,219)

Operating income	1,017	107,656	2,472	110,924
Interest income	192	317	1,085	330
Interest expense	(95)	(209)	(2,039)	(1,153)
Other income (expense), net	13	(10)	(169)	(32)

Income before provision for income taxes	1,127	107,754	1,349	110,069
Provision for income taxes	(302)	(6,718)	(364)	(6,833)

Net income	$825	$101,036	$985	$103,236

Basic earnings per share	$0.02	$2.66	$0.03	$2.72

Diluted earnings per share	$0.02	$2.25	$0.02	$2.29

Basic weighted average shares outstanding	38,704	38,050	38,625	37,943

Diluted weighted average shares outstanding	39,299	45,012	39,611	45,341

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Nine Months Ended

	September 28,	September 29,
(Dollars in Thousands)	2002	2001

Cash flow from operating activities:
Net income	$985	$103,236
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization	7,465	7,540
Provision for doubtful accounts	391	13
Provision for slow moving or obsolete inventory	23	3,076
Write-off of loan origination fees	400	—
Non-cash compensation	334	886
Write-off of fixed assets	269	—
Gain on sale of assets	—	(104,219)
Other	—	107
Changes in assets and liabilities:
Decrease in trade accounts receivable	706	14,889
Increase in inventories	(3,564)	(661)
Decrease (increase) in prepaid expenses and other assets	2,382	(998)
(Increase) decrease in other assets	(20)	37
Decrease in accounts payable and accrued liabilities	(10,704)	(212)

Total adjustments	(2,318)	(79,542)

Net cash (used by) provided by operating activities	(1,333)	23,694

Cash flow from investing activities:
Proceeds from sale of assets, net of closing costs	—	150,608
Capital expenditures	(4,539)	(12,748)
Expenditures for other assets	(3,062)	(516)

Net cash (used by) provided by investing activities	(7,601)	137,344

Cash flow from financing activities:
Repayments under line of credit, net	—	(26,702)
Repayments of term debt	—	(4,333)
Retirement of convertible subordinated notes	(78,500)	—
Purchase of treasury stock	(917)	(954)
Proceeds from exercise of employee stock options	699	431

Net cash used by financing activities	(78,718)	(31,558)

Net (decrease) increase in cash and cash equivalents	(87,652)	129,480
Cash and cash equivalents at beginning of period	131,192	1,554

Cash and cash equivalents at end of period	$43,540	$131,034

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 OVERVIEW

Nabi Biopharmaceuticals (formerly “Nabi”) discovers, develops, manufactures and markets products that power the immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on developing and commercializing novel vaccines and antibody-based therapies that prevent and treat infectious, autoimmune and addictive diseases, such as Staphylococcus aureus and hepatitis infections, immune thrombocytopenia purpura (“ITP”) and nicotine addiction. We have several products in clinical trials, as well as four marketed biopharmaceutical products: Nabi-HB™ [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related ITP, Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim™ [(Allopurinol sodium) for injection]. We have a state-of-the-art fractionation facility for the manufacture of certain of our biopharmaceutical products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2001.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our consolidated financial position as of September 28, 2002, the consolidated results of our operations for the three months and nine months ended September 28, 2002 and September 29, 2001 and our cash flows for the nine months ended September 28, 2002 and September 29, 2001. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

NOTE 2 SIGNIFICANT EVENT

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (“Notes”) aggregating $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. In conjunction with the notification made to the holders of the Notes on March 15, 2002, we recorded $0.4 million as interest expense for the write-off of loan origination fees in the first quarter of 2002.

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(Dollars in Thousands)	September 28, 2002	December 29, 2001

Finished goods	$13,605	$13,919
Work in process	7,088	3,265
Raw materials	986	954

Total	$21,679	$18,138

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

The following table reconciles net income and shares for the basic and diluted earnings per share computations:

	For the Three Months Ended

	September 28, 2002			September 29, 2001

			Per			Per
	Net		Share	Net		Share
(Amounts in Thousands, Except Per Share Amounts)	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$825	38,704	$0.02	$101,036	38,050	$2.66
Effect of dilutive securities:
Stock options and other dilutive securities	—	595	—	—	1,355	—
Convertible notes	—	—	—	116	5,607	—

Diluted earnings per share	$825	39,299	$0.02	$101,152	45,012	$2.25

	For the Nine Months Ended

	September 28, 2002			September 29, 2001

			Per			Per
	Net		Share	Net		Share
(Amounts in Thousands, Except Per Share Amounts)	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$985	38,625	$0.03	$103,236	37,943	$2.72
Effect of dilutive securities:
Stock options and other dilutive securities	—	986	—	—	1,791	—
Convertible notes	—	—	—	637	5,607	—

Diluted earnings per share	$985	39,611	$0.02	$103,873	45,341	$2.29

NOTE 5 OPERATING SEGMENT INFORMATION

The antibody products segment sales and operating income include the results of antibody operations that were sold as of September 6, 2001 for the three months and the nine months ended September 29, 2001. The following table presents information related to our two operating business segments:

	For the Three Months Ended		For the Nine Months Ended

(Dollars in Thousands)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Sales:
Biopharmaceutical products	$21,682	$14,448	$61,818	$48,422
Antibody products	24,418	40,155	76,053	131,647

Total	$46,100	$54,603	$137,871	$180,069

Operating income (loss):
Biopharmaceutical products	$1,596	$3,831	$4,591	$7,458
Antibody products	(579)	103,825	(2,119)	103,466

Total	$1,017	$107,656	$2,472	$110,924

The following table reconciles reportable segment operating income to income before provision for income taxes:

	For the Three Months Ended		For the Nine Months Ended

(Dollars in Thousands)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Reportable segment operating income	$1,017	$107,656	$2,472	$110,924
Unallocated interest income	192	317	1,085	330
Unallocated interest expense	(95)	(209)	(2,039)	(1,153)
Unallocated other income (expenses), net	13	(10)	(169)	(32)

Income before provision for income taxes	$1,127	$107,754	$1,349	$110,069

NOTE 6 TREASURY STOCK

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. In the nine months ended September 28, 2002, we acquired 171,483 shares of Nabi Biopharmaceuticals stock for $0.9 million under this program. In total, we have acquired 345,883 shares of Nabi Biopharmaceuticals stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

In a transaction dated March 28, 2002, an officer of the company exercised stock options for 60,000 shares of our stock. The purchase price was paid by delivery of 40,107 shares of common stock, valued at $0.2 million, which the officer had acquired more than six months earlier. These shares have been accounted for as treasury stock.

NOTE 7 INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(Dollars in Thousands)	September 28, 2002	December 29, 2001

Manufacturing right	$7,783	$4,721
Intangible assets:
Nabi-HB related	4,028	4,028
Other	325	325
Less accumulated amortization	(2,418)	(2,215)

Total	$9,718	$6,859

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

In conjunction with the sale of the majority of our antibody business on September 6, 2001, we disposed of all goodwill reflected on our balance sheet as of that date. As of September 28, 2002 and September 29, 2001, we had no goodwill or indefinite-lived assets. A comparison of net income for the three months and the nine months ended September 28, 2002 and September 29, 2001, adjusted to reflect the application of SFAS No. 142, follows:

	For the Three Months Ended		For the Nine Months Ended

(Amounts in Thousands,
Except Per Share Data)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net income as reported	$825	$101,036	$985	$103,236
Goodwill amortization	—	121	—	485

Adjusted net income	$825	$101,157	$985	$103,721

Adjusted earnings per share:
Basic	$0.02	$2.66	$0.03	$2.72

Diluted	$0.02	$2.25	$0.02	$2.29

NOTE 8 SUPPLEMENTAL CASH FLOW INFORMATION

	(UNAUDITED)
	For the Nine Months Ended

	September 28,	September 29,
(Dollars in Thousands)	2002	2001

Interest Paid, net of capitalized interest	$3,645	$2,684

Supplemental non-cash financing activities:
Stock options exercised for common stock	$243	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months and nine months ended September 28, 2002 and September 29, 2001. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (“Notes”) aggregating $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. As a result of the notification made to the holders of the Notes on March 15, 2002, we recorded $0.4 million as interest expense for the write-off of loan origination fees in 2002.

RESULTS OF OPERATIONS

The antibody products segment sales include the results of antibody operations that were sold as of September 6, 2001 for the three months and nine months ended September 29, 2001. Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended

(Dollars in Thousands)	September 28, 2002		September 29, 2001

Biopharmaceutical products	$21,682	47.0%	$14,448	26.5%

Antibody products:
-Specialty antibodies	9,011	19.6	9,928	18.2
-Non-specific antibodies	15,407	33.4	30,227	55.3

	24,418	53.0	40,155	73.5

Total	$46,100	100.0%	$54,603	100.0%

	For the Nine Months Ended

(Dollars in Thousands)	September 28, 2002		September 29, 2001

Biopharmaceutical products	$61,818	44.8%	$48,422	26.9%

Antibody products:
-Specialty antibodies	24,347	17.7	39,515	21.9
-Non-specific antibodies	51,706	37.5	92,132	51.2

	76,053	55.2	131,647	73.1

Total	$137,871	100.0%	$180,069	100.0%

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

Sales. Sales for the third quarter of 2002 were $46.1 million compared to $54.6 million for the third quarter of 2001, a decrease of $8.5 million or 16%. This decrease reflects the sale of the majority of the antibody business in September 2001.

Biopharmaceutical sales in the third quarter of 2002 were $21.7 million compared to $14.4 million in the third quarter of 2001, an increase of 50%. Sales of Nabi-HB™ [Hepatitis B Immune Globulin (Human)] increased 63% in the third quarter of 2002 compared to the third quarter of 2001. Based on our review of internally and externally generated end-user or sell through data, we believe there continues to be increased end-user demand for Nabi-HB. This increased end-user demand combined with our success in decreasing inventory levels of Nabi-HB with wholesalers and distributors in the second half of 2001 resulted in the reported sales increase in this third quarter. During the second half of 2001 we reduced inventory levels of Nabi-HB at distributors and wholesalers in preparation for the transition to product manufactured at our Boca Raton manufacturing facility. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002 with approval from the U.S. Food and Drug Administration (“FDA”) of the initial production lots from the facility. Sales of WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)] increased 55% in the third quarter of 2002 from the third quarter of 2001. This increase in third quarter 2002 has resulted in year to date sales of WinRho SDF being in line with our review of internally and externally generated end-user data. Sales of Aloprim™ [(Allopurinol sodium) for injection] increased 10% in the third quarter of 2002 compared to the third quarter of 2001. This increase is in line with our review of internally and externally generated end-user data for this product. Sales of Aloprim in 2003 and thereafter may be limited by product supply shortages from the manufacturer. Sales of Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] in this third quarter, while approximately the same as sales reported in the third quarter of 2001, were limited by product supply shortages from the manufacturer of that product.

Total antibody sales for the third quarter of 2002 were $24.4 million compared to $40.2 million in the comparable quarter of 2001. This decrease reflects the sale of the majority of the antibody business on September 6, 2001. Non-specific antibody sales include shipments to a single customer under a supply contract, which was retained by us and expires in May 2003. The purchaser of the majority of the antibody business supplied us non-specific antibodies totaling $12.1 million in the third quarter of 2002, which we then sold to the customer under this contract and for which we earned no gross margin.

Gross margin. Gross margin was $15.5 million, or 34% of sales, in the third quarter of 2002 compared to $16.7 million, or 31% of sales in the third quarter of 2001. This reflected the higher proportion of biopharmaceutical product sales to total sales. Offsetting the positive gross margin impact of increased biopharmaceutical sales were the gross margin from laboratory testing revenue and excess manufacturing plant capacity costs of $1.4 million. The testing laboratory was included in the sale of the majority of our antibody business in September 2001. In its initial periods of operation, the manufacturing capacity of the Boca Raton facility will not be fully utilized and costs and expenses related to excess manufacturing capacity will be expensed as cost of products sold. Because the plant was not licensed and operating until the fourth quarter of 2001, third quarter 2001 results do not include any charges for excess plant capacity. Product supply from the manufacturer of Autoplex T continued to be below product supply minimums established by contract. As a result of this product supply shortfall, gross margin benefited from a contractual non-performance penalty obligation of $1.7 million in the third quarter of 2002 compared to $3.7 million in penalties reported in the third quarter of 2001. The non-performance penalty in the third quarter of 2001 included the penalty amount for that third quarter plus a penalty related to product that the manufacturer initially released in the second quarter of 2001 which we subsequently rejected in the third quarter of 2001. Royalty expense as a percentage of biopharmaceutical sales was 20% in 2002 and 18% in 2001, reflecting the increased proportion of WinRho SDF sales to total biopharmaceutical sales in the 2002 quarter.

Selling, general and administrative expense. Selling, general and administrative expense was $8.7 million, or 19% of sales, for the third quarter of 2002 compared to $9.6 million, or 18% of sales, in 2001. General and administrative expense in the third quarter of 2002 included increased insurance and consulting expenses. These expense increases were more than offset by reductions in expenses, primarily compensation related expenses, following the sale of the majority of the antibody business in September 2001. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody business in September 2001.

Research and development expense. Research and development expense was $5.6 million, or 12% of sales, for the third quarter of 2002 compared to $3.3 million, or 6% of sales, in the third quarter of 2001. In the third quarter of 2002, 47% of the research and development expense supported development of our Gram-positive infections program including expenses incurred to continue the transfer of the manufacturing process for StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) to the commercial manufacturer’s facility. Increased research and development spending was also incurred for the continued development of NicVAX™ (Nicotine Conjugate Vaccine), including an ongoing human clinical trial which initial results were reported in October 2002, and for clinical trials of Altastaph™ [Staphylococcus aureus Immune Globulin (Human)] which are scheduled for later this year. Other significant research and development expenses include the production of Civacir™ [Hepatitis C Immune Globulin (Human)] for use in clinical trials of that product and expenses related to Nabi-HB, including expenses to develop a Biological License Application for submission to the FDA for an intravenous formulation of Nabi-HB to treat liver transplant patients suffering from hepatitis B.

Interest income. Interest income for the third quarter of 2002 was $0.2 million compared to $0.3 million for the third quarter of 2001 reflecting the average cash and cash equivalents balance in the third quarter of 2002 and 2001, respectively.

Interest expense. Interest expense for the third quarter of 2002 was $0.1 million compared to $0.2 million in the third quarter of 2001. On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (“Notes”), which resulted in a reduction of $1.3 million in interest expense for the third quarter of 2002 if the Notes had been retained until their original maturity. In addition, bank debt, that had been outstanding in the average amount of $19.7 million in the third quarter of 2001, was repaid on September 6, 2001 from a portion of the cash proceeds from the sale of the majority of the antibody business on that date. Interest expense for the third quarter of 2001 net of the capitalization of incurred interest related to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida. The FDA’s approval of our facility to manufacture Nabi-HB was received in October 2001 and we ceased capitalizing interest related to the construction of this facility at that time. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility was approximately $1.6 million for the quarter ended September 29, 2001.

Other factors. The provision for income taxes was $0.3 million for the third quarter of 2002 compared to a provision of $6.7 million in the third quarter of 2001. This represents a 27% effective tax rate in the third quarter of 2002, which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of research and development tax credits. The 27% effective tax rate for 2002 differs from the 6% effective tax rate for 2001 primarily due to the utilization of net operating loss carryforwards during 2001.

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

Sales. Sales for the first nine months of 2002 were $137.9 million compared to $180.1 million for the first nine months of 2001, a decrease of $42.2 million or 23%. This decrease reflects the sale of the majority of the antibody business in September 2001.

Biopharmaceutical sales in the first nine months of 2002 were $61.8 million compared to $48.4 million in the first nine months of 2001, an increase of 28%. Sales of each of Nabi-HB, WinRho, Aloprim and Autoplex T increased from the comparable period of 2001. Sales of Nabi-HB increased 32% in the first nine months of 2002 compared to the first nine months of 2001. Based on our review of internally and externally generated end-user or sell through data, we believe there continues to be increased end-user demand for Nabi-HB. This increased end-user demand combined with our success in decreasing inventory levels of Nabi-HB at wholesalers and distributors in the second half of 2001 resulted in the reported sales increase in the first nine months of 2002. During the second half of 2001, we reduced inventory levels of Nabi-HB with distributors and wholesalers in preparation for the transition to product manufactured at our Boca Raton manufacturing facility. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002 with approval from the FDA of the initial production lots from the facility. Sales of WinRho SDF in the first nine months of 2002 increased 17% from the comparable period in 2001. This increase in sales is in line with our review of internally and externally generated end-user data for this product. Sales of Aloprim and Autoplex benefited from improved product supply from the manufacturers of these products in the first nine months of 2002. Sales of Aloprim were limited in the 2002 first quarter due to limited product supply from the manufacturer of the product. During the second quarter of 2002, we received two back ordered lots of Aloprim, which, combined with the continuation of a positive trend for patient use of Aloprim, resulted in a two-fold increase from the comparable period of 2001. Sales of Aloprim in 2003 and thereafter may be limited by product supply shortages from the manufacturer.

Total antibody sales for the first nine months of 2002 were $76.1 million compared to $131.6 million in the comparable period of 2001. This decrease reflects the sale of the majority of the antibody business in September 2001. Non-specific antibody sales include shipments to a single customer under a supply contract, which was retained by Nabi Biopharmaceuticals and expires in May 2003. The purchaser of the majority of the antibody business supplied us non-specific antibodies totaling $39.7 million in the first nine months of 2002, which we then sold to the customer under this contract and for which we earned no gross margin.

Gross margin. Gross margin for the first nine months of 2002 was $46.1 million, or 33% of sales, compared to $47.7 million, or 27% of sales, in the first nine months of 2001. This increase was driven by the higher proportion of biopharmaceutical product sales to total sales in the first nine months of 2002 compared to the first nine months of 2001. Offsetting the positive gross margin impact of increased biopharmaceuticals sales were the sale of the majority of our antibody business in September 2001 and excess plant capacity costs of $3.6 million. In its initial periods of operation, the manufacturing capacity of the Boca Raton facility will not be fully utilized and costs and expenses related to excess manufacturing capacity will be expensed as cost of products sold. Because the plant was not licensed and operating until the fourth quarter of 2001, the results for the first nine months of 2001 do not include any charges for excess plant capacity. Product supply from the manufacturer of Autoplex T continued to be below product supply minimums established by contract. As a result of product supply shortfalls, gross margin benefited from a contractual non-performance penalty payment of $3.4 million in the first nine months of 2002 compared to $4.6 million in the first nine months of 2001. Royalty expense as a percentage of biopharmaceutical sales was essentially even in the first nine months of 2002 and 2001.

Selling, general and administrative expense. Selling, general and administrative expense was $28.2 million, or 20% of sales, for the nine months ended September 28, 2002 compared to $29.6 million, or 16% of sales, in the nine months ended September 29, 2001. General and administrative expense in the first nine months of 2002 included increased insurance and consulting expenses and a bad debt write off of $0.4 million related to the antibody business. These expense increases were more than offset by reductions in expenses, primarily compensation related expenses, following the sale of the majority of the antibody business in September 2001. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody business in September 2001.

Research and development expense. Research and development expense was $14.9 million, or 11% of sales, for the first nine months of 2002 compared to $10.2 million, or 6% of sales, in the first nine months of 2001. In the first nine months of 2002, 44% of the research and development expense supported projects related to the development of our Gram-positive infections program. These projects included the booster trial of StaphVAX, which results were announced in June 2002, and costs to continue the transfer of the manufacturing process for StaphVAX to the commercial manufacturer’s facility. In addition, increased research and development spending was incurred for the production of Civacir for use in clinical trials of that product, the continued development of NicVAX, including an ongoing human clinical trial, which initial results were reported in October 2002, and for future trials of Altastaph, which are scheduled for later this year. Other significant research and development expenses include expenses related to Nabi-HB, including expenses to develop a Biological License Application for submission to the FDA for an intravenous formulation of Nabi-HB to treat liver transplant patients suffering from hepatitis B.

Interest income. Interest income for the nine months ended September 28, 2002 was $1.1 million compared to $0.3 million for the nine months ended September 29, 2001. The increase reflects interest income from the net cash proceeds from the sale of the majority of the antibody business in September 2001.

Interest expense. Interest expense for the first nine months of 2002 was $2.0 million compared to $1.2 million in the first nine months of 2001. On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (“Notes”), which resulted in a reduction of $2.6 million in interest expense for the first nine months of 2002 if the Notes had been retained until their original maturity . In addition, our bank debt, that had been outstanding in the average amount of $22.8 million in the first nine months of 2001, was repaid in September 2001 from a portion of the cash proceeds from the sale of the majority of the antibody business in September 2001. Interest expense for the first nine months of 2001 net of the capitalization of incurred interest related to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida. The FDA’s approval of our facility to manufacture Nabi-HB was received in October 2001 and we ceased capitalizing interest related to the construction of this facility at that time. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility was approximately $4.7 million for the nine months ended September 29, 2001.

Other factors. The provision for income taxes was $0.4 million for the first nine months of 2002 compared to a provision of $6.8 million in the first nine months of 2001. This represents a 27% effective tax rate in the first nine months of 2002, which differs from the statutory rate of 35% due to our expectation of realizing a current year tax benefit from the use of research and development tax credits. The 27% effective tax rate for 2002 differs from the 6% effective tax rate for 2001 primarily due to utilization of net operating loss carryforwards during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 28, 2002 were $43.5 million.

Cash used by operations for the nine months ended September 28, 2002 was $1.3 million. Interest on the 6.5% Convertible Subordinated Notes (“Notes”) prior to their redemption on April 8, 2002, a reduction in trade accounts payable, accrued compensation earned in 2001 but paid in 2002 and an increase in inventory balances were the primary uses of cash by operations. Inventory balances have increased as production of Nabi-HB has increased at our manufacturing facility in anticipation of future demand, in line with sales growth reported this year.

Investing activities included capital expenditures of $4.5 million for the nine months ended September 28, 2002 primarily related to our Rockville, Maryland research and development operations, antibody center operations and computer information systems. We also paid $3.1 million related to the acquisition of a Manufacturing Right at the facility that will be used to manufacture StaphVAX at commercial scale. The acquired Manufacturing Right is recorded in Intangible Assets in our financial statements. At September

28, 2002, we had commitments of $0.9 million for future capital expenditures. The original contract to ready the contract manufacturer’s facility to manufacture StaphVAX has been extended to December 2002. We expect to conclude an amendment to our contract with the third party contract manufacturer to complete readying the facility for its intended use, the commercial manufacture of StaphVAX. This modification will require us to make significant additional payments relating to the acquisition of the Manufacturing Right.

Cash outflows from financing activities in the first nine months of 2002 consisted of the redemption of the Notes totaling $78.5 million and repurchase of common stock in the amount of $0.9 million under a stock buy back program approved by our Board of Directors. Cash inflows of $0.7 million were received from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. In the nine months ended September 28, 2002, we acquired 171,483 shares of Nabi Biopharmaceuticals stock for $0.9 million under this program. In total we have acquired 345,883 shares of Nabi Biopharmaceuticals stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case by case basis.

Our credit agreement provides for a revolving credit facility of up to $45.0 million, subject to certain borrowing base restrictions, and a $5.0 million term loan. The credit agreement is secured by substantially all of our assets, requires the maintenance of certain financial covenants and prohibits the payment of dividends. At September 28, 2002, we had no borrowings under the revolving credit facility or the term loan and availability under this credit facility was $17.5 million. The current credit agreement expires on December 12, 2002. We intend to replace this credit agreement when it ends.

We believe that cash flow from operations and cash and cash equivalents on hand, together with our ability to borrow funds should the need arise, will be sufficient to meet our anticipated cash requirements for operations for at least the next twelve months.

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

Intangible Assets

In 2000, we entered into a contract manufacturing agreement with Dow Biopharmaceutical Contract Manufacturing (formerly Collaborative BioAlliance) (“Dow”) to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. The contract manufacturing agreement requires us to make certain payments to Dow to prepare the Dow facility for the future manufacture of StaphVAX and to ensure that we have access to commercial vaccine manufacturing capacity in the future. These payments are recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right will commence when commercial manufacture of StaphVAX commences at Dow. As of September 28, 2002, the Manufacturing Right was $7.8 million.

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

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Our primary market risk exposure is that of interest rate risk on investments, which are subject to interest rates based on market conditions. At September 28, 2002, we had cash and cash equivalents of $43.5 million on hand.

Interest Rate Risk. Our outstanding revolving credit facility and term loan are sensitive to changes in U.S. interest rates, specifically the U.S. prime lending rate, and expire in September 2002. Outstanding variable rate debt under the revolving credit facility at September 28, 2002 was zero.

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (“Notes”) aggregating $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. In conjunction with the notification made to the holders on March 15, 2002, we recorded $0.4 million for the write-off of loan origination fees in the first quarter of 2002.

Item 4.	Controls and Procedures

As of September 28, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2002.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to litigation in the ordinary course of business. We do not believe that such litigation will have a material adverse effect on our future business, financial position or results of operations.

During the quarter ended September 28, 2002, we were named as one of over 40 pharmaceutical and biopharmaceutical defendants in three class action lawsuits, filed in the Superior Court of the State of California; two filed in the County of San Francisco and one filed in the County of Alameda. The cases each involve claims that insurers and consumers of defendants’ products made overpayments for those products based on an alleged manipulation of Average Wholesale Price (“AWP”), a standard which governs amounts that physicians, hospitals and other providers receive as reimbursement for purchases of defendants’ products. The three lawsuits are in their preliminary stages; no class has been certified. To date, we have been served in only one of the three suits. The lawsuits do not allege that we collected monies from the putative plaintiffs. We believe that, to the extent the putative plaintiffs made any payments based on AWP, such payments were made to physicians, hospitals and other providers, not to us. We deny any liability and intend to vigorously defend the suits.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Report on Form 8-K

(a)	Exhibits:

10.52	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: October 30, 2002	By: /s/ Mark L. Smith

Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Nabi Biopharmaceuticals

CERTIFICATIONS

I, David J. Gury, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nabi Biopharmaceuticals;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	By:	/s/ David J. Gury

David J. Gury
President, Chairman and
Chief Executive Officer

I, Mark L. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nabi Biopharmaceuticals;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	By:	/s/ Mark L. Smith

Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer