Form 10-K
period 2002-12-28
NABI  BIOPHARMACEUTICALS
filed 2003-02-28
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

Commission File Number: 000-04829

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

Common Stock, par value $.10 per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [  ] No

     As of February 21, 2003, 38,983,682 shares of common stock were outstanding, of which 38,345,802 shares were held of record by non-affiliates. The aggregate market value of shares held by non-affiliates was approximately $199,398,000 based on the closing price per share of such common stock on such date as reported by the Nasdaq Stock Market.

Documents Incorporated by Reference

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 28, 2002, are incorporated by reference into Part III.

Nabi Biopharmaceuticals

Nabi Biopharmaceuticals

PART I

ITEM 1. BUSINESS

OVERVIEW

Nabi Biopharmaceuticals discovers, develops, manufactures and markets products that power the immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on developing and commercializing novel vaccines and antibody-based biopharmaceutical products that prevent and treat infectious, autoimmune and addictive diseases, such as hepatitis B, hepatitis C and Staphylococcus aureus infections, immune thrombocytopenia purpura (“ITP”) and nicotine addiction. We have four marketed products, Nabi-HB® [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF® [Rho(D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related ITP, Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim™ [(Allopurinol sodium) for injection]. We have a significant clinical trials program including clinical trials of our lead investigational products, StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), Altastaph™ [Staphylococcus aureus Immune Globulin (Human)], Civacir™ [Hepatitis C Immune Globulin (Human)], and NicVAX™ (Nicotine Conjugate Vaccine). We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB and our investigational antibody products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent manufacture of their products.

PRODUCTS

Currently Marketed Biopharmaceutical Products

Sales of our biopharmaceutical products, Nabi-HB, WinRho SDF, Autoplex T and Aloprim, totaled $89.5 million in 2002 compared to $73.4 million in 2001. In 2002, biopharmaceutical products accounted for 46% of our sales and 86% of our gross margin. Each of our four currently marketed biopharmaceutical products is described below:

Nabi-HB® [Hepatitis B Immune Globulin (Human)]

Sales of Nabi-HB were $41.2 million in 2002 compared to $30.3 million in 2001.

The hepatitis B virus (“HBV”) is a major health concern globally. According to the World Health Organization (“WHO”) data from 2000, of the 2 billion people who have been infected with HBV, more than 350 million have chronic infections. The Hepatitis B Foundation currently estimates that one out of 20 people in the U.S. has been infected with HBV, and reports that HBV is 100 times more infectious than the human immunodeficiency virus (“HIV”). The U.S. Center for Disease Control (“CDC”) currently estimates that in the U.S. alone there are an estimated 1.25 million chronic hepatitis B carriers, 78,000 new hepatitis B infections per year, and 5,000 individuals who die annually from hepatitis B or its complications. Approximately half of new hepatitis B infections are caused by sexual exposures. The most recent CDC estimates, measured in 1991 dollars, are that HBV costs the U.S. economy at least $700 million annually in medical expenses and lost work time.

Nabi-HB is a human polyclonal antibody product indicated to prevent hepatitis B following sexual or other exposure, including needle sticks and transmission from hepatitis B antigen-positive mothers to their newborns. In October 2001, we received approval from the U.S. Food and Drug Administration (“FDA”) to manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida and we began manufacturing all of our requirements of Nabi-HB at this facility in the fourth quarter of 2001. As the initial phase of our international sales strategy for Nabi-HB, during 2002 we entered into four international distribution agreements that are expected to introduce this product into Turkey, Singapore and Malaysia over the coming two years as well as in up to forty-three countries on a named patient basis through our distribution agreement with IDIS World Medicines. Plans are underway to obtain regulatory approval for Nabi-HB to be introduced into Europe and other developed markets.

In November 2002, we submitted a Biologics License Application (“BLA”) to the FDA for the use of an intravenous (“IV”) formulation of Nabi-HB to prevent liver transplant patients from suffering re-infection with HBV. Nabi-HB® Intravenous [Hepatitis B Immune Globulin (Human)] has received Orphan Drug Designation from the FDA. In January 2003, we received notification that the FDA had accepted our IV BLA for priority review. A priority review means that the FDA commits to responding to this BLA within six months, instead of the statutorily required ten months.

WinRho SDF® [Rho(D) Immune Globulin Intravenous (Human)]

Sales of WinRho SDF were $34.0 million in 2002 compared to $34.8 million in 2001.

ITP is an autoimmune disease that manifests itself in abnormally low platelet levels (thrombocytopenia) resulting in excessive bleeding. The term “purpura” refers to the appearance of purple patches on the body caused by bleeding into the skin and mucous membranes. In ITP, the body’s immune system produces antibodies that attach to platelets causing them to be removed from circulation, primarily by the spleen. Because platelets are required for blood clotting, as platelet counts decrease, the incidence of bleeding episodes increase. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be life threatening. The Platelet Disorder Support Association currently estimates that in the U.S., up to 125 cases per million people (children and adults) develop ITP each year. In children, the disease is usually acute at onset and is often resolved with treatment in six months. In adult ITP, the onset is gradual and rarely resolves itself without treatment. Additionally, ITP is more common in females than males. ITP can occur as either a primary disease or secondary to another underlying disease such as HIV or Lupus. In 2002, as published in Blood Reviews, chronic thrombocytopenia is currently estimated to occur in about 10% of HIV-infected patients and in about a third of patients with AIDS.

WinRho SDF is a human polyclonal antibody product approved and marketed for the treatment of ITP. We began exclusive marketing of WinRho SDF in the U.S. in mid-1995 under a license and distribution agreement with Cangene Corporation (“Cangene”) focused on the ITP market. Under our agreement with Cangene, which ends in March 2005, Cangene manufactures WinRho SDF for us. We are currently conducting two clinical studies under Investigational New Drug Applications (“IND”) involving WinRho SDF, (1) a comparison of WinRho SDF versus IVIG for the treatment of ITP, and (2) an evaluation of WinRho SDF in the treatment of ITP during pregnancy. See also “Strategic Alliances,” “Supply and Manufacturing” and “Government and Industry Regulation — Orphan Drug Act.”

Orphan Drug Designation for WinRho SDF for the treatment of ITP expired in March 2002.

Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated]

Hemophilia A is a blood clotting disorder characterized by a lack of functional coagulation factor VIII. Physicians typically treat hemophilia A by replacing the deficient factor with either recombinant clotting factor VIII or human factor VIII. In most cases, replacement therapy is effective in stopping bleeding episodes. However, the treatment of hemophilia A is complicated when an inhibitor or antibody is produced in response to outside sources of factor VIII. These antibodies neutralize infused factor VIII, rendering the patient at risk for excessive bleeding episodes. In 1998, the CDC estimated that there were approximately 13,000 hemophilia A patients in the U.S. As published in a 1995 publication, Inhibitors: A Complicating Factor, approximately 10-20% of them suffer from the production of inhibitors to outside sources of factor VIII.

Autoplex T is a coagulation complex used to treat patients who have developed inhibitors to factor VIII. We acquired exclusive rights to distribute Autoplex T in the U.S., Canada and Mexico from Baxter

Healthcare Corporation (“Baxter”) in May 1997. Our current agreement to distribute Autoplex T expires in May 2003, although we believe it will be extended until May 2004. Baxter supplies Autoplex T to us. See also “Strategic Alliances” and “Supply and Manufacturing.”

Aloprim™ [(Allopurinol sodium) for injection]

Aloprim is indicated for the treatment of chemotherapy-induced hyperuricemia in patients with leukemia, lymphoma, or solid organ tumors. Complications associated with chemotherapy-induced hyperuricemia in these patients include renal failure. Aloprim is targeted to those patients who develop chemotherapy-induced hyperuricemia and are not treatable by oral therapies. Based on 2002 data from the American Cancer Society, there are approximately 90,000 patients annually suffering from leukemia and lymphoma in the U.S. that could potentially be at risk for developing chemotherapy-induced hyperuricemia. We acquired certain rights to distribute Aloprim from DSM Pharmaceuticals (formerly Catalytica Pharmaceuticals) (“DSM”) in June 1999 and currently have the exclusive right to distribute Aloprim in the U.S. and Canada. Our current agreement with DSM expires in 2004. Under the terms of the distribution agreement with DSM, we have the option to acquire the rights to manufacture and distribute Aloprim from DSM prior to expiration of the agreement. DSM is obligated to supply Aloprim to us through the expiration date of the distribution agreement. Aloprim has received Orphan Drug Designation for treatment of chemotherapy-induced hyperuricemia through May 2003. See also “Strategic Alliances”, “Supply and Manufacturing” and “Governmental and Industry Regulation — Orphan Drug Act.”

Currently Marketed Antibodies and Intermediate Products

In September 2001, we sold the operating assets of a majority of our antibody collection centers and our testing laboratory for $156.3 million in cash. By retaining nine antibody collection centers, we expect to generate sufficient raw materials for the manufacture of our own antibody-based biopharmaceutical products in our Boca Raton, Florida manufacturing facility. We also supply pharmaceutical and diagnostic customers with specialty and non-specific antibodies for the manufacture of their products.

Sales of our antibody products totaled $106.5 million in 2002 compared to $161.4 million in 2001. The decrease was expected due to the sale of the majority of our antibody collection business and testing laboratory in September 2001. In 2002, antibody products accounted for 54% of our sales and 14% of our gross margin. As we are able to achieve licensure for antibody-based biopharmaceutical products in our research and development pipeline, we anticipate a strategic shift in our antibody segment of converting production of non-specific antibodies into the production of specialty antibodies which we will use to manufacture our own antibody-based biopharmaceutical products. Currently, specialty antibodies produced in our antibody collection centers are used in the production of Nabi-HB and WinRho SDF. Our specialty antibodies and non-specific antibody products are described below.

Specialty Antibodies

Specialty antibody products contain high concentrations of a specific antibody and are used primarily to manufacture antibody-based biopharmaceutical products to treat chronic immune disorders and to prevent and treat viral and bacterial diseases as well as to develop diagnostic products.

We identify potential specialty antibody donors through screening and testing procedures. We also have developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. We believe that our antibody collection capabilities, our operational expertise in donor immunization programs, our clinical and medical experience in conducting clinical trials under IND, and our access to a diverse antibody donor base provides us with a strategic advantage over competitors in our ability to produce specialty antibodies.

Our principal specialty antibody products include:

•	Hepatitis B Antibodies. Antibodies to HBV are used to manufacture hepatitis B immune globulin therapeutic products that provide passive immunity against HBV. We are strategically committed to utilizing our collection of these antibodies to HBV to manufacture Nabi-HB, our hepatitis B antibody-based biopharmaceutical product.

•	RhoD Antibodies. Antibodies to RhoD antigen (anti-D) have long been used to prevent Rho(D) isoimmunization in Rh-negative women and subsequent hemolytic disease (blue baby disease) in Rh-positive infants. These antibodies are also used to treat ITP in children and adults. Antibodies to RhoD antigen are used in the manufacture of WinRho SDF, our antibody-based biopharmaceutical product for the treatment of ITP.

•	Tetanus Antibodies. Antibodies to tetanus toxin are used by our customers to produce therapeutic products to provide short-term protective immunity to patients exposed to tetanus.

•	Cytomegalovirus (“CMV”) Antibodies. Antibodies to CMV are supplied to manufacturers to enhance intravenous immune globulin (“IVIG”) products and to produce CMV-specific immune globulin therapeutic products.

•	Rabies Antibodies. Antibodies to rabies are used by our customers to make therapeutic products that provide short-term protective antibody-based immunity to patients exposed to the rabies virus.

•	Diagnostic Products and Services. We opportunistically commercialize and manufacture control reagents and specialty antibody-based products for use by in-vitro diagnostic manufacturers, regulatory agencies, testing laboratories, and diagnostic distributors.

Sales of specialty antibodies were $32.7 million in 2002 and $46.8 million in 2001. Specialty antibody sales decreased during 2002, due primarily to the sale of the majority of our antibody collection business and testing laboratory in September 2001.

Non-specific Antibodies

Our nine FDA licensed antibody collection centers also supply non-specific human antibodies from normal healthy donors to our customers in the pharmaceutical and diagnostic industries.

Although non-specific antibodies lack high levels of antibodies to specific antigens, such antibodies are used by our customers to manufacture standard IVIG, a product used to fight infections, and in the treatment of several conditions, including bone marrow transplantation, B-cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies.

In 2002, we derived sales of $73.8 million from sales of non-specific antibodies as compared to 2001 levels of $114.5 million. Non-specific antibody sales have decreased in 2002 from 2001 as a result of the sale of the majority of the antibody collection business and testing laboratory in September 2001. Non-specific antibody sales include shipments to a single customer under a supply contract that expires in May 2003, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. The purchaser of the majority of the antibody collection business and testing laboratory continues to supply us with non-specific antibodies which we did not collect at our centers, to fulfill this obligation at the selling price under this contract. Because we retain the risk of credit loss with this customer, we record revenues but no margin on these sales. Such sales totaled $55.6 million in 2002. In 2002, sales of non-specific antibodies collected at our retained antibody collection centers totaled $18.2 million.

The following is a summary of our currently marketed biopharmaceutical and antibody products:

Products	Indications or Potential Applications

Nabi-HB®	Post exposure prevention of hepatitis B infection

WinRho SDF®	Treatment of ITP

Autoplex® T	Treatment of hemophilia A patients with inhibitors to Factor VIII

Aloprim™	Treatment of patients with chemotherapy-induced hyperuricemia

Specialty Antibodies	Intermediate for production of biopharmaceutical products (e.g., HBV, RhoD, tetanus, CMV and rabies antibodies)

Non-Specific Antibodies	Intermediate for production of non-specific antibody products (e.g., standard IVIG) and other products (e.g., albumin and clotting factors)

Research and Development Product Pipeline

We have a significant pipeline of biopharmaceutical products under development. Our research and development product pipeline consists of vaccines for long-term protection and antibody-based biopharmaceutical products for immediate short-term protection from blood infections caused by Gram-positive bacteria (e.g., S. aureus, S. epidermidis, and Enterococci) as well as antibody-based biopharmaceutical products for the treatment and/or prevention of various diseases, including hepatitis B and hepatitis C and a vaccine for treating and preventing nicotine addiction.

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs:

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Gram-positive Infections Program	$9,723	$7,580	$6,895
Civacir	3,893	1,700	534
NicVAX, net of reimbursement	1,912	385	680
Other, including currently marketed products	5,568	5,665	6,157

Total	$21,096	$15,330	$14,266

Research and development expenses of approximately $1.2 million and $1.1 million relating to the NicVAX program were reimbursed by the National Institute of Drug Abuse (“NIDA”) for the years ended December 28, 2002 and December 29, 2001, respectively. There was no reimbursement from NIDA for the year ended December 30, 2000.

The National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the National Institutes of Health (“NIH”), has directly funded costs related to the Civacir clinical trial initiated in 2002.

Gram-positive Infections Program

Epidemiology

According to current estimates from the CDC, more than two million patients in the U.S. each year contract an infection as a result of exposure to a pathogen while receiving healthcare in a hospital. Within our nation’s 5,400 acute care hospitals, S. aureus is one of the three leading causes of hospital-acquired bloodstream infections, with a crude mortality rate of 25%. With its capacity to cause serious complications and its increasing antibiotic-resistance, S. aureus has become a critically dangerous pathogen. S. aureus can spread from the blood (bacteremia), to the bones (osteomyelitis), or the inner lining of the heart and its valves (endocarditis), or cause abscesses in internal organs such as the lungs and kidneys. Patients who are most at risk for these infections include surgical patients, trauma or burn victims, newborns whose immune systems are not yet developed and people with chronic illnesses such as chronic skin diseases, diabetes, cancer and lung diseases or kidney diseases. People whose immune systems are suppressed due to disease, drugs or radiation therapy also are more susceptible to these bacterial infections.

In 1997, the Lewin Group, an independent consulting group, published data from a 1995 study on the incidence, deaths and direct medical costs of S. aureus infections in hospitalized patients in the New York City metropolitan area. The report found that the total direct medical costs incurred as a result of S. aureus infections was estimated at $32,110 per patient (in 1995 dollars). In addition, S. aureus associated hospitalizations resulted in more than twice the length of hospitalization, twice the deaths and twice the medical costs compared to an average hospital stay.

Staphylococcal infections are difficult to treat because the bacteria that cause them are highly virulent (severe) and resistant to many currently available antibiotics.

The rise of antibiotic resistance has markedly curtailed options for treating Gram-positive bacterial infections. The first penicillin-resistant strains of S. aureus were identified in 1944, and by the late 1950’s, approximately half of S. aureus infections were of this type. Methicillin-resistant strains were identified in 1961, just one year after the introduction of this antibiotic. According to the National Nosocomial Infections Surveillance System, in large, urban U.S. hospitals, 53.5% of S. aureus pathogens associated with nosocomial infections in ICU patients are resistant to methicillin. In 1996, the CDC reported that the first S. aureus strains with notably reduced sensitivity to vancomycin (so-called, vancomycin intermediate sensitive S. aureus — VISA strains) were discovered in Japan. In July of 2002, the first case of S. aureus fully resistant to vancomycin (VRSA) was reported by the CDC. This VRSA infection occurred in a 40-year-old, diabetic, hemodialysis patient in the U.S.

Dual Approach to Gram-positive bacterial infections

We are using a dual approach to developing products to combat Gram-positive bacterial infections: StaphVAX and Altastaph.

StaphVAX, an investigational polysaccharide conjugate vaccine, is a novel approach to the prevention of S. aureus infections. This product is designed for use in patients who are immune competent and who have the time and ability to respond to a vaccination by making their own antibodies (usually about two weeks) before they are at increased risk for infection (e.g. an elective surgery patient). StaphVAX targets S. aureus serotypes, type 5 and type 8, which are responsible for approximately 85% of S. aureus infections. While traditional vaccines typically target pediatric populations or healthy adults and entail mass vaccination, StaphVAX will be targeted to adult patients who are hospitalized, chronically ill or in a long-term care facility and therefore at high risk of developing a S. aureus infection. StaphVAX is intended to stimulate a patient’s immune system to produce antibodies to S. aureus that provide active, long-term protection from the bacteria. After receiving the vaccine, patients generate antibodies specific to S. aureus (serotypes 5 and 8) that may last for several years in non-immune compromised patients and almost a year in patients with partially compromised immune systems. Based on results from clinical studies, these levels of antibody appear to provide protection against S. aureus bacteremia, which can lead to potentially life-threatening and costly infections.

StaphVAX contains surface polysaccharides found in the outer coating (capsular polysaccharide or CP) of S. aureus serotypes 5 and 8. The polysaccharide molecules are linked, or conjugated, in the vaccine with a non-toxic, carrier protein derived from the bacteria Pseudomonas aeruginosa. Once given the vaccine, the patients’ immune systems produce proteins, called antibodies, which bind to S. aureus on subsequent exposure to the bacteria. These antibodies help the immune system to identify the staph bacteria while it is still in the blood (bacteremia) and eliminate it. Since these antibodies bind to several sites on the bacteria’s surface polysaccharides, we believe that the bacteria will be unable to develop resistance to the antibodies as it has to antibiotics.

Altastaph is an investigational human polyclonal antibody product being developed to prevent S. aureus infections in patients who are at immediate risk of infection or who cannot produce their own antibodies when given a vaccine. Some examples of patients that could benefit from Altastaph include low birth weight newborns, trauma patients and emergency surgical patients. We are also exploring the potential to use Altastaph to treat an existing infection. Altastaph is made from purified antibodies from donors who have been immunized with StaphVAX and who have responded to the vaccine by generating high levels of antibodies to the S. aureus bacteria. Altastaph can be provided to a patient by infusion. Given the circulating half-life of such antibodies, the protection provided by a single injection of Altastaph is expected to last a number of weeks, and can be potentially extended by giving repeated doses.

StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine)

StaphVAX is being developed for the 12 million patients estimated to be at high risk of infection and who are able to respond to a vaccine by producing their own antibodies. Potential at-risk patient populations who may benefit from the use of StaphVAX include: (a) patients such as the elderly and those suffering chronic diseases including end stage renal disease (“ESRD”), congestive heart failure, chronic obstructive pulmonary disease and diabetics who are expected to have long stays in medical or extended care facilities; (b) patients undergoing planned surgery who can be vaccinated in advance and in whom staph infections can have serious consequences; (c) prosthetic surgery and vascular graft patients who are at long-term risk of staph infections due to their implants; (d) chronic osteomyelitis patients, spinal cord injury and spinal fusion patients; and (e) hematology/oncology patients. Infection rates in these high-risk populations range from 1-10% and, as shown by the 1997 Lewin Group study discussed above, S. aureus infections result in longer hospital stays, higher death rates and significantly higher medical costs.

StaphVAX is based on patented vaccine technology in-licensed from the Public Health Service (“PHS”)/ NIH. See also “Strategic Alliances.” In late 2000, we completed a Phase III placebo controlled clinical trial for StaphVAX in hemodialysis patients with ESRD. We targeted this patient population because of the relatively high infection rate and because they are at long-term risk of infection and could maximally benefit from the protection that a vaccine may afford. A total of 1,804 patients were included in the study. Half the enrolled patients were vaccinated with StaphVAX and half received a placebo. The clinical trial population was followed for a year to evaluate vaccine safety and S. aureus infection rates. The results of the trial showed that a single injection of StaphVAX was safe and reduced the incidence of S. aureus bacteremia by almost 60% through 10 months post-vaccination. The reduction in bacteremia one year after vaccination was 26%. Side effects in those patients receiving the vaccine were generally mild to moderate and generally resolved within 36 to 48 hours following vaccination. The most commonly occurring side effect was minor pain at the intramuscular injection site. The results in ESRD patients are especially relevant because these patients are severely immune-compromised, and therefore, generally respond poorly to vaccines. Based upon previous clinical studies in normal, healthy volunteers, immune-competent patients who are at risk for S. aureus infections are expected to respond more favorably with higher levels of antibody to StaphVAX than ESRD patients. The significance of the results of this trial was confirmed by publication in the New England Journal of Medicine in February 2002.

To build on the results of the Phase III trial, we initiated a booster trial in 2001, giving a second dose of StaphVAX to 77 hemodialysis patients who received an initial dose of the vaccine in the Phase III trial completed in 2000. The booster trial was designed to provide an indication that patients at long-term risk could respond to a booster dose of the vaccine. Results from the trial were reported in May 2002. The trial demonstrated that a booster dose of the vaccine given to previously vaccinated hemodialysis patients increased the concentration of the vaccine-specific antibodies against S. aureus. The trial results suggest that periodic booster doses of StaphVAX can be administered to increase and sustain antibody levels for patients at chronic risk of S. aureus infection. The average antibody concentrations reached after the booster vaccination were above what our scientists believe to be a protective level, although not as high as those following the first dose of vaccine. In addition, antibody levels decreased more gradually over time after the booster vaccination than following the initial dose.

Dow Biopharmaceutical Contract Manufacturing Services (formerly Collaborative BioAlliance) (“Dow”) is planned to be the commercial manufacturer for StaphVAX. During 2002, Dow successfully completed manufacture of the first clinical lot of vaccine at their facility. We plan to begin a clinical study to compare the immune system response (immunogenicity) to the Dow-manufactured vaccine with the response achieved in previous trials using the vaccine manufactured in our pilot plant. With good results, we would expect to begin a confirmatory Phase III clinical trial during the second half of 2003.

Because the reduction in infections in the initial Phase III trial was not statistically significant at the primary endpoint of the trial, twelve months post-vaccination, we have planned a confirmatory Phase III clinical trial for StaphVAX with primary efficacy endpoint at 8 months post-vaccination. The size of the trial will be increased to approximately 3,000 subjects to increase its statistical power. In the Phase III trial, we will also administer a booster dose eight months following the initial vaccination and subjects will be followed to track the reduction in infections monitored for an additional four to six months as secondary endpoints. After a series of productive discussions with the FDA, we submitted the final design for the agency’s review in February 2003.

Altastaph™ [Staphylococcus aureus Immune Globulin (Human)]

Altastaph is an investigational human polyclonal antibody product that contains high levels of specific antibodies against S. aureus serotypes 5 and 8. These antibodies are collected from normal healthy donors who have been vaccinated with StaphVAX at our antibody collection centers. The collected antibodies are purified into Altastaph at our biopharmaceutical manufacturing facility in Boca Raton, Florida. In contrast to StaphVAX, which is intended to provide long-term protection against S. aureus infection, Altastaph is being developed to provide short-term protection to patients at immediate risk of infection, or who are immunocompromised and cannot respond effectively to a vaccine. High-risk populations that could benefit from a product such as Altastaph include low birth weight newborns, trauma patients and emergency surgical patients. This type of protection or treatment may be cost-effective because antibodies in a single dose of Altastaph persist in the bloodstream for a number of weeks and can be available to provide protection for the entire risk period. We are also exploring the use of Altastaph as a therapeutic agent for use in patients with persistent S. aureus infections.

In 1999, we successfully completed a multi-dose safety and pharmacokinetic (the measure of the drug’s interaction in the body or “PK”) Phase I/II trial of Altastaph in low birth weight newborns that demonstrated its safety and PK at a variety of dosage levels. The PK analysis indicated that titers of the specific anti-staph antibodies are dose-related. Even the lowest dose (500 mg/kg) of Altastaph resulted in antibody titers that pre-clinical models and clinical trials with StaphVAX indicate may be protective against infection. A larger Phase II clinical trial of Altastaph in low birth weight newborns is planned to commence in 2003.

In 2002, we initiated a placebo controlled, blinded clinical trial at a number of clinical sites to evaluate the safety and PK of Altastaph in adults with S. aureus infections. Enrollment for this trial has commenced. As a therapeutic product, Altastaph may be expected to act synergistically, or additively, with antibiotics given the different mechanisms of these therapies.

Next Generation Products and Other Anti-Bacterial Vaccines in Development

We have also identified and patented an antigen (type 336) found on a serotype of S. aureus, that accounts for over 90% of non-type 5 and non-type 8 S. aureus clinical infections, or about 10-12% of all clinically significant S. aureus infections. We have identified, purified and characterized the type 336 antigen and have prepared a prototype conjugate vaccine that is capable of protecting animals from challenge with clinical isolates of the serotype. During 1998, we were issued a U.S. patent on the type 336 antigen. Included in the patent were claims relating to vaccines made from type 336 antigen and monoclonal and polyclonal antibodies reactive to the antigen. Patents for type 336 antigen and its use are being pursued worldwide. The second generation of StaphVAX and Altastaph is expected to contain type 336 antigen in addition to S. aureus types 5 and 8 antigens. This second-generation vaccine is expected to provide coverage for greater than 95% of all clinically significant S. aureus bacteria.

S. epidermidis and Enterococcus faecalis are the two other clinically significant Gram-positive bacteria that cause hospital-acquired infections. We intend to extend product coverage to these two Gram-positive bacteria in subsequent generations of StaphVAX and Altastaph. We have been issued two patents containing claims covering both a S. epidermidis vaccine and human polyclonal antibodies and have filed patent applications on selected enterococcal antigens. Prototypic S. epidermidis and enterococcal vaccines produced by us have been shown to induce antibodies that are protective in animal models and facilitate elimination of bacteria by the same type of immune system response as StaphVAX.

Anti-Viral Program:

Nabi-HB® Intravenous [Hepatitis B Immune Globulin (Human)]

In November 2002, we submitted a BLA to the FDA for the use of an IV formulation of Nabi-HB to prevent liver transplant patients from suffering re-infection with HBV. Nabi-HB Intravenous has received Orphan Drug Designation from the FDA. In January 2003, we received notification that the FDA accepted our IV BLA for priority review. A priority review means that the FDA commits to responding to this BLA within six months, instead of the statutorily required ten months.

Civacir™ [Hepatitis C Immune Globulin (Human)]

Hepatitis C virus (“HCV”) has significant economic impact because it causes chronic infections in a large percentage of those infected and results in severe illness and death in later stages of the disease. Chronic HCV infection is a frequent cause of end-stage liver disease in North America and Europe and is present in approximately one third of patients undergoing liver transplants. Moreover, during surgery and in the period immediately following transplant surgery, these patients have no treatment options to prevent re-infection of the transplanted liver. Re-infection of the transplanted liver is almost universal within weeks to months after surgery and can occur within days of transplantation. HCV infection also contributes to frequent hospitalizations and failure of the transplanted liver when it occurs in transplant patients. The CDC currently estimates that there are approximately 2.7 million individuals in the U.S. chronically infected with HCV, and the WHO estimates 170 million individuals worldwide are infected with HCV.

Civacir is an experimental human polyclonal antibody product that contains antibodies to HCV. Pre-clinical studies indicate that Civacir contains antibodies that are neutralizing to HCV. We are developing Civacir for the prevention of HCV re-infection of transplanted livers in patients infected with HCV.

In 2000, we completed a series of animal studies of Civacir, using chimpanzees, in collaboration with the CDC under a Cooperative and Research Development Agreement. The results from these animal studies suggest that the elevated level of HCV-specific antibodies in serum maintained by multiple infusions of Civacir over a period of months is associated with prevention of acute hepatitis and the possible elimination of HCV antigen from liver cells after HCV infection. We have manufactured clinical lots of Civacir and plan to manufacture commercial lots of Civacir at our Boca Raton, Florida biopharmaceutical manufacturing facility upon licensure by the FDA of this product.

In September 2000, we signed a Clinical Trials Agreement for “Evaluation of the Safety and Pharmacokinetics of Hepatitis C Immune Globulin (Human), Civacir, in Liver Transplant Patients” with the NIAID.

In March 2002 under an IND, we commenced a Phase I/II trial of Civacir in HCV-positive liver transplant patients at six study sites in the U.S. This NIAID funded trial is a three-armed, randomized, controlled clinical study evaluating two dose levels of Civacir versus a control. In this trial we are also evaluating the safety of dosing patients with Civacir during and after transplant surgery. We will also evaluate the PK of HCV specific antibody in trial subjects following dosing, as well as HCV levels in the transplanted livers. Patients participating in the trial are being followed for six months post initial dosing. The results of this trial will help us determine the safety of Civacir in this patient population and define the efficacy markers that may be important in subsequent Phase II and III trials. In December 2002, we announced that the Civacir trial was fully enrolled and we anticipate reporting initial results from the trial in 2003. Civacir received Orphan Drug Designation from the FDA in November 2002.

Nicotine Addiction Program:

NicVAX™ (Nicotine Conjugate Vaccine)

Tobacco use is the single leading preventable cause of death in the U.S. According to the CDC, in 2000, an estimated 46.5 million adults were current smokers. Further, in the U.S., per the American Lung Association, there are currently an estimated 4.5 million adolescent smokers between the ages of 12 - 17. The CDC estimates that over 750,000 new youth smokers are being added each year. As reported by the CDC, tobacco use causes more than 400,000 deaths per year, more than AIDS, alcohol, drug abuse, car crashes, murders, suicides, and fires combined. Economically, smoking is reported to be responsible each year for greater than $75 billion in medical expenditures and $82 billion in indirect costs (lost work time and disability). On a worldwide basis, the statistics are even more significant as at least 1.1 billion people, or one-third of the global adult population, use tobacco, as reported by the World Bank Group in 1999.

Nicotine is a very small molecule, too small to be detected by the immune system (sub-antigenic). Once the molecule enters the bloodstream following nicotine intake, it quickly passes the blood/brain barrier. Once nicotine enters the brain, it binds to and activates neuroreceptors in the brain believed to be the source of positive reinforcement from nicotine. The repeated use of tobacco leads to nicotine addiction. Addiction to nicotine is the primary reason people find it difficult to stop using tobacco in its various forms. NicVAX is an experimental vaccine to prevent and treat nicotine addiction. NicVAX has been developed to cause the immune system to produce high levels of nicotine-specific antibodies following vaccination. Our researchers have shown that it is possible to link a hapten (a very small molecule like nicotine) to a carrier protein. The carrier protein, which is the same that is used in the manufacture of StaphVAX, is a non-toxic, carrier protein derived from the bacteria Pseudomonas aeruginosa. Once given the vaccine, the subjects’ immune systems produce proteins called antibodies which are specific to nicotine and which nicotine binds to on subsequent exposure to the molecule. Vaccination with NicVAX has been shown to generate high levels of nicotine-specific antibodies in animals. Results with NicVAX in animal models indicate that nicotine bound to the antibodies is unable to cross the blood/brain barrier. One of the potential effects of a nicotine vaccine might be to prevent positive feedback from nicotine should users be exposed to nicotine during an attempt to break their habit. The antibodies resulting from use of the vaccine have been shown to ease nicotine dependence in rats, reduce nicotine levels in the brains of rats by 64% compared to control rats, prevent nicotine-induced blood pressure increases, and reduce the hyperactivity induced in rats in response to nicotine injections.

NicVAX uses a similar conjugate vaccine technology as was developed for StaphVAX and other anti-bacterial vaccines in our pipeline. The result is a vaccine with a significantly greater immunogenicity than experimental vaccines derived by more classical conjugation technologies. We believe that antibodies to NicVAX are highly specific to nicotine and are of higher affinity than has been achievable with other conjugation technologies. In May 2001, the U.S. Patent and Trademark Office (“USPTO”) issued a U.S. Patent to us for NicVAX entitled “Hapten-Carrier Conjugates for Treating and Preventing Nicotine Addiction.” This patent covers the binding of nicotine to a protein carrier for use as a vaccine for treating and preventing nicotine addiction. In February 2003, a second U.S. patent covering NicVAX for treatment and prevention of nicotine addiction was granted to us. This patent covers the composition of NicVAX and the use of the vaccine to obtain antibodies and use of antibodies to prevent and treat nicotine addiction. Patent applications on NicVAX technology, on the resultant nicotine vaccine and its use to prevent and treat nicotine addiction have been filed outside the U.S.

In 2000, we and our collaborators at the University of Minnesota, Hennepin County Medical Center and the University of Houston — Clear Lake received a grant from the NIH’s NIDA in the amount of approximately $4 million over four years for the further research and development of NicVAX. Funding for the third year under this grant was approved for 2002 and we anticipate that funding will be approved for the fourth year of the grant. In November 2001, we announced the successful completion of preclinical toxicology studies for NicVAX, which were also funded by NIDA.

In May 2002, we commenced a placebo controlled, double-blinded Phase I clinical trial of NicVAX in normal, healthy, non-smoker volunteers with the assistance of funding from NIDA. The intent of the trial was to evaluate the safety and immunogenicity of the vaccine. Preliminary results of the trial were reported in October 2002. Analysis of blood samples from the participants showed that a single dose of vaccine resulted in a rapid immune response and generated nicotine specific antibodies. Local reactions to vaccination were generally mild to moderate, temporary and required no therapeutic intervention. Antibody levels were detected within 7-14 days of vaccination and were either maintained or continued to increase through at least 60 days post-vaccination. Based on these findings, we plan to initiate additional NIDA funded clinical trials of NicVAX in smokers and ex-smokers in the U.S. in 2003.

In February 2003, we initiated a placebo controlled, double-blinded Phase I/II study of NicVAX in smokers, ex-smokers and non-smokers. The trial, which is being conducted in collaboration with researchers at the University of Maastricht in the Netherlands, represents our first clinical trial conducted outside the U.S. The primary intent of this trial is to evaluate the development of specific nicotine antibody levels and safety of the vaccine in study participants. A total of 30 subjects will be enrolled in this trial, 21 smokers and 9 ex-smokers or non-smokers. They will receive at least three immunizations of NicVAX or placebo.

Other Programs:

RENs and RENt (Ring Expanded Nucleosides and Nucleotides)

Nucleosides and nucleotides are the building blocks of DNA and RNA. Our scientists and scientists at the University of Maryland Baltimore County (“UMBC”) have developed a novel, proprietary, platform technology, which permits the synthesis of a new class of nucleoside and nucleotide analogs called Ring Expanded Nucleosides (“RENs”) and Ring Expanded Nucleotides (“RENt”). Nucleoside and nucleotide analogs prepared using RENs technology have been shown to possess anti-microbial, anti-viral and anti-tumor activities in vitro. In addition to evaluating RENs compounds as stand-alone drugs, we believe there are opportunities to evaluate use of our current antibody-based biopharmaceutical products targeted at viruses in combination with RENs compounds.

In 1998, Nabi Biopharmaceuticals and UMBC were issued a U.S. patent with claims encompassing certain RENs and RENt compounds. We have an exclusive license from UMBC for the patented technology, inclusive of a pending patent application claiming therapeutic (anti-viral/anti-tumor) uses of these analogs. We have prepared a number of active compounds through our collaboration with UMBC under a series of Maryland Industrial Partnership grants. A lead compound, Nabi 3700.001, has been selected for further development. In pre-clinical in-vitro studies, this drug has been shown to have an acceptable toxicity profile and to have good anti-viral activity and specificity against HBV. Under the license agreement, we are obligated to pay UMBC a royalty based on net sales of products utilizing the licensed technology.

Staphylococcus aureus Vaccine for Mastitis

S. aureus is the most frequent cause of mastitis, one of the most common diseases afflicting dairy and beef cattle. This disease results in significantly higher costs for producers of dairy and beef products due to discarded milk, decreased productivity, treatment expense, and the inability of infected cows to suckle calves.

In October 2001, the USPTO issued a patent entitled “Staphylococcus aureus antigen-containing whole cell vaccine.” This patent covers the composition of a S. aureus vaccine, the method of vaccine preparation, and its use as a therapeutic or prophylactic agent to protect animals against infection. In July 2000 we reported on the results of a study in dairy cattle with a prototype of this vaccine as a therapeutic agent. The study, which was the result of research and development collaboration between our researchers and researchers at the U.S. Department of Agriculture and Michigan State University, reported that a trivalent whole-cell vaccine produced by us resulted in a cure rate of 54% as compared to antibiotic alone (4% cure rate). We consider our whole cell vaccine technology to be an out-licensing candidate.

The following is a summary of our products under development:

Pipeline Products	Intended Use	Status

Gram-positive Infections Program:

StaphVAX®	Vaccine to provide long-term protection against onset of S. aureus bacteremia	Completed Phase III efficacy trial in ESRD patients in 2001; Completed booster trial in ESRD patients in 2002; Initiation of confirmatory Phase III clinical trial planned for second half of 2003.

AltastaphTM	Purified human polyclonal antibodies to provide treatment or immediate protection against S. aureus bacteremia	Completed Phase I/II safety and PK clinical trial in low birth weight newborns; Initiated Phase I/II trial in adults with persistent S. aureus infections in 2002; Phase II trial in low birth weight newborns is planned for 2003.

Next Generation Products (vaccines and antibody-based biopharmaceutical products)	Combat S. aureus 336, S. epidermidis, and Enterococcal bacterial infections	Research and pre-clinical development.

Anti-Viral Programs:

Nabi-HB® Intravenous	IV formulation of Nabi-HB to prevent re-infection of transplanted livers in HBV positive liver transplant patients	Filed BLA with FDA in 2002; FDA has designated the BLA for priority review; Orphan Drug Designation received from the FDA.

CivacirTM	Purified human polyclonal antibodies to prevent re-infection of transplanted livers in patients with HCV liver disease and to treat HCV virus infections	Initiated NIH sponsored Phase I/II clinical trial in 2002; Results expected to be reported in 2003; Orphan Drug Designation received from the FDA.

Nicotine Addiction Programs:

NicVAXTM	Vaccine for prevention and treatment of nicotine addiction	Phase I trial initiated in 2002; Phase I/II trial initiated in the Netherlands in February 2003; Additional US-based Phase I/II trial planned for 2003.

Other Programs:

RENs and RENt	Small molecule nucleoside and nucleotide analog technology to treat viral infections and cancer	Research.

S. Aureus Vaccine for Mastitis	Prevention and treatment of S. aureus mastitis in cattle	Therapeutic study in cattle completed in 2000. Out-licensing candidate.

STRATEGIC ALLIANCES

We are actively pursuing strategic alliances to assist in the development of some of the products in our pipeline and to expand our biopharmaceutical business. Our current key strategic alliances are discussed below.

Cangene Corporation

Under a license and distribution agreement with Cangene, we have exclusive rights to distribute and market WinRho SDF in the U.S. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales and shares equally in the profits from sales after accounting for the costs of production and selling expenses. The license and distribution agreement concludes in March 2005.

Chiron Corporation

We have an agreement with Chiron Corporation that grants us an exclusive supply agreement for four vaccines, including hepatitis C. In addition, we have rights to 10 additional Chiron vaccines for use in humans to produce immunotherapeutic products. The agreement may also grant us access to Chiron’s adjuvant, MF 59. We will be responsible for all development, manufacturing and worldwide distribution of these products. We may terminate the agreement on a product-by-product basis in which event we shall transfer to Chiron all of our rights with respect to the product as to which the agreement has been terminated. Similarly, Chiron may terminate its obligations to supply immunizing agents to us on a product-by-product basis, in which event Chiron shall grant to us a license of the technology necessary for us to manufacture the applicable immunizing agent and the financial arrangements in the Chiron Agreement with respect to such agent shall continue.

DSM Pharmaceuticals, Inc.

In 1999, we entered into a five-year agreement with DSM for exclusive distribution rights in the U.S. and Canada for Aloprim. Under this agreement, we sell and DSM manufactures the product and both companies share equally in profits from the sale of the product after accounting for the costs of production and selling expenses for the first $4 million of product sales in any given year. On sales of Aloprim in excess of $4 million in a year, profits are shared 70% to us and 30% to DSM. In the event DSM obtains sales and distribution rights in additional territories to the U.S. and Canada, we can purchase the rights to Aloprim in these additional territories. The current distribution agreement concludes in June 2004. We have the option to purchase the rights to manufacture and distribute Aloprim from DSM prior to expiration of the agreement.

Baxter Healthcare Corporation

In 1997, we acquired exclusive rights to Autoplex T in the U.S., Canada and Mexico from Baxter. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission (“FTC”), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the third twelve-month extension beginning in May 2002. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2003 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2004. If the rights revert to Baxter and Baxter later sells these rights, we will share equally with Baxter in the proceeds of any such sale, and under certain circumstances Baxter will be required to make a specified payment to us. Upon FDA licensure to manufacture the product, we are obligated to pay $1.0 million to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6.0 million.

Dow Biopharmaceutical Contract Manufacturing Services

In May 2000, we completed agreements with Dow for the contract production and commercial supply of StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. We plan to use StaphVAX clinical material from initial clinical lots manufactured at Dow under current Good Manufacturing Practices (“cGMP”) for an immunogenicity study and for the confirmatory Phase III trial planned to commence in 2003. We expect Dow to complete scale-up of manufacturing at the facility and to begin the production of consistency lots of StaphVAX in 2004. The contract manufacturing agreements required us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for the future commercial scale manufacture of StaphVAX, its intended use. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Dow. The contract to ready the Dow facility to manufacture StaphVAX, which was originally scheduled to expire in October 2002, has been extended to March 2003. We expect to execute amended contracts with Dow to complete readying the facility for its intended use, the commercial manufacture of StaphVAX in March 2003. These contracts are expected to require us to make significant additional payments to Dow to ready its facility for the commercial manufacture of StaphVAX which will also be recorded as a Manufacturing Right.

Public Health Services/National Institutes of Health

Under a license agreement with the PHS/NIH, we have exclusive rights to a U.S. patent relating to a carbohydrate/protein conjugate vaccine against Staphylococcus and are obligated to pay PHS a royalty based on net sales of products using this technology. The licensed patent rights cover staphylococcal vaccines including StaphVAX. The license terminates on the date that the patent rights expire. These patent rights expire in the U.S. in April 2010.

CUSTOMER RELATIONSHIPS

We sell our biopharmaceutical products to wholesalers, distributors, hospitals and home healthcare companies and sell our antibody products to pharmaceutical and diagnostic product manufacturers.

In connection with the sale of the majority of our antibody collection business and testing laboratory, we entered into an agreement for the purpose of assuring that each party would have the ability to meet supply commitments to third parties after completion of the sale. Under this agreement we are obligated to provide RhoD antibodies at our cost plus a handling fee. This agreement terminates in December 2004. Non-specific antibody sales include shipments to a single customer under a supply contract, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. The purchaser of the majority of the antibody collection business and testing laboratory continues to supply us with non-specific antibodies to fulfill this obligation at the selling price under this contract. Because we retain the risk of credit loss with this customer, we record revenues but no margin on these sales. Such sales totaled $55.6 million in 2002. This agreement ends in May 2003.

For our other antibody product contracts, pricing for product deliveries is generally determined by mutual agreement prior to the beginning of the contract and fixed for the contract term, generally one year or less. The contracts generally provide for price increases/decreases to reflect changes in customer specifications and new governmental regulations. In addition, in 2003 we expect to sell antibody products in individually negotiated transactions that will be subject to market conditions at the time of negotiation. Our profit margins for these transactions may be adversely or beneficially affected by market conditions for antibody products at those times.

Sales for the year ended December 28, 2002 included one customer of our antibody products segment, Bayer Corporation, and two customers of our biopharmaceutical products segment, Cardinal Health, Inc. and AmerisourceBergen, representing 35%, 15% and 14% of total consolidated sales, respectively.

SUPPLY AND MANUFACTURING

Biopharmaceutical Products

We manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. Additionally, we have manufactured clinical lots of our investigational products, Altastaph and Civacir, in this facility. In December 2001, we signed a 10-year agreement with Inhibitex, Inc. to manufacture its investigational antibody-based biopharmaceutical product in our Boca Raton, Florida biopharmaceutical manufacturing facility and have produced clinical lots under this agreement in 2002.

In April 2001, we signed an agreement with Acambis to provide specialty antibodies at our antibody collection centers under an IND to be submitted by Acambis to the FDA and to manufacture their antibody-based therapeutic product. In 2002, Acambis advised us that the IND study was withdrawn.

We are required to purchase our requirements of WinRho SDF from Cangene, which has granted us exclusive distribution and marketing rights to the product in the U.S., under an agreement that terminates in March 2005. We collected and supplied a portion of the RhoD antibodies required for the manufacture of WinRho SDF to Cangene in 2002.

Baxter currently manufacturers Autoplex T for us under the terms of a consent order entered into between Baxter and the FTC. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the third twelve-month extension beginning in May 2002. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2004.

DSM manufactures Aloprim for us and has granted us exclusive distribution rights in the U.S. and Canada under an agreement that terminates in June 2004. DSM is obligated to supply Aloprim to us through the expiration date of the distribution agreement. During 2002, we experienced delivery shortfalls of Aloprim from DSM. If delivery shortfalls occur in 2003, product sales of Aloprim will be negatively impacted. We have the option to purchase the rights to manufacture and distribute Aloprim from DSM prior to expiration of the agreement.

We manufacture diagnostic products at our Miami, Florida facility and have manufactured both pre-clinical and clinical lots of vaccine products at our pilot facility in Rockville, Maryland. We are in the process of constructing a laboratory and cold storage facility in Boca Raton, Florida at which we expect to manufacture our diagnostic products in the future. This facility is expected to replace our leased facility in Miami, Florida in 2003.

Antibody Collection Process

We currently collect and process antibodies from our nine collection centers located across the U.S. Each center is licensed and regulated by the FDA. Most of our centers are located in urban areas and some are near universities and military bases. Prospective donors are required to complete a medical questionnaire and are subject to laboratory testing and a physical examination under the direction or supervision of a physician. Following this screening, antibodies are collected from suitable donors by means of a process known as plasmapheresis.

PATENTS AND PROPRIETARY RIGHTS

Our continued success in our biopharmaceutical business will depend, in part, on our ability to obtain and protect our patent rights, trade secrets and other intellectual property. We have acquired title or obtained licenses to a number of patents or patent applications and have filed a number of patent applications of our own. See also “Risk Factors — Uncertainty of Legal Protection Afforded by Patents and Proprietary Rights.”

GOVERNMENT AND INDUSTRY REGULATION

The collection, processing and sale of our products as well as our research, pre-clinical development and clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities in the U.S. and other countries, including the United Kingdom, Germany and France. Domestically, the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products. We believe we are in substantial compliance with all relevant laws and regulations.

Biopharmaceutical Products

Vaccines and human polyclonal antibody products are classified as biological products under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical studies and the filing of an IND application with the FDA, which must be accepted by the FDA before human clinical studies may commence. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal, healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sites. Phase IV trials monitor for adverse effects and are undertaken post-licensure, such as additional large-scale, long-term studies of morbidity and mortality. The FDA reviews the clinical plans and the results of trials and can discontinue the trials at any time if there are significant safety issues. Biological products, once approved, currently have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved.

The results of all trials are submitted in the form of a BLA/New Drug Application (“NDA”) for approval to commence commercial sales. For BLA/NDA approval, the FDA requires, among other things, that the prospective manufacturer’s methods conform to the agency’s cGMP regulations, which must be followed at all times and that the prospective manufacturer submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. Congress or the FDA in specific situations can modify the regulatory process.

Antibody Products

The collection, storage and testing of antibodies and antibody-based products derived from human plasma are strictly regulated by the FDA. In order to operate in the U.S., an antibody collection facility must hold a Biologics License issued by the FDA’s Center for Biologics Evaluation and Research. Each collection facility must be regularly inspected and approved in order to maintain licensure. In addition, collection centers require FDA product licenses to collect each specialty antibody product.

We hold Biologics License No. 1022 covering all of our centers and the manufacturing plant for antibody-based biopharmaceutical products. We are also subject to and are required to be in compliance with pertinent regulatory requirements of the foreign countries to which we export products.

We continually pursue our commitment to quality and compliance with applicable FDA regulations and other regulatory requirements through our own internal training and quality assurance programs. As part of our commitment to quality, we operate under the International Quality Plasma Program (“iQPP”) that was initiated by the Plasma Protein Therapeutics Association (formerly known as American Blood Resources Association), an organization that establishes and recommends guidelines for the antibody industry. iQPP imposes standards on antibody collection facilities in addition to those presently required by the FDA. iQPP certification has proven to be increasingly significant and fractionators worldwide now require that the supply of antibodies come only from iQPP certified centers. All collection facilities owned by us are iQPP certified.

Orphan Drug Act

Aloprim has received Orphan Drug Designation for treatment of chemotherapy-induced hyperuricemia through May 2003. Nabi-HB Intravenous has received Orphan Drug Designation under this Act for prevention of hepatitis B re-infection in liver transplant recipients and for which we filed a BLA in November 2002. In November 2002, the FDA also granted our investigational product, Civacir, Orphan Drug Designation for prevention of hepatitis C infection in liver transplant recipients. Under the Orphan Drug Act, the FDA may designate a product as having Orphan Drug status to treat a “rare disease or condition,” which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the U.S. at the time of designation, or, if victims of a disease number more than 200,000, for which the sponsor establishes that costs of development will not be recovered from U.S. sales in seven years. When a product is designated an Orphan Drug, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first BLA approved for a given drug for its use in treating a given rare disease may receive marketing exclusivity.

COMPETITION

Biopharmaceutical Products

We believe that Nabi-HB has achieved a significant share of the domestic market and that our access to the vaccines and specialty antibodies necessary for the manufacture of Nabi-HB will allow us to retain a significant market share. Anti-HBs antibodies produced at our antibody collection centers are currently used in the manufacture of Nabi-HB. There is one antibody-based therapy for prevention of hepatitis B post exposure currently on the market that competes with Nabi-HB. See also “Supply and Manufacturing — Biopharmaceutical Products.” In November 2002, we submitted a BLA to the FDA for the use of an IV formulation of Nabi-HB to prevent liver transplant patients from suffering re-infection with HBV. Nabi-NB Intravenous has received Orphan Drug Designation from the FDA. In January 2003, we received notification that the FDA accepted our IV BLA for priority review. A priority review means that the FDA commits to responding to this BLA within six months, instead of the statutorily required ten months.

WinRho SDF is the first and only RhoD antibody-based biopharmaceutical product approved for the treatment of ITP. We believe that WinRho SDF has a significant and growing share of the domestic market for ITP treatment. Competing therapies include steroids, IVIG, and splenectomy (a surgical procedure to remove the spleen).

Autoplex T competes in the anti-inhibitor segment of the hemophilia A market. Autoplex T and other competitive agents are used to treat patients that have developed inhibitors (antibodies) to Factor VIII, the standard therapy for people suffering from hemophilia A. There are two significant biopharmaceutical products currently on the market that compete with Autoplex T.

Aloprim is the first and only IV allopurinol therapy available for the treatment of chemotherapy-induced hyperuricemia. Aloprim provides a therapeutic option for patients that cannot tolerate oral allopurinol therapy. Aloprim has received Orphan Drug Designation for treatment of chemotherapy-induced hyperuricemia through May 2003. In 2002, a new competitive agent using a different mechanism of action was introduced into this market.

Antibody Products

We, and other independent suppliers of antibodies, sell these raw materials principally to pharmaceutical companies that process this raw material into finished products. Although these pharmaceutical companies generally own plasmapheresis centers, in the aggregate they purchase a portion of their antibody requirements from independent suppliers. There is competition among these independent suppliers as well as fractionators who own their own plasmapheresis centers. We compete for sales by maintaining competitive pricing and by providing customers with high-quality products and superior customer service. Management believes we have the ability to continue to compete successfully in these areas. As we are able to achieve licensure for products in our research and development pipeline, we anticipate a strategic shift in our antibodies segment of converting non-specific antibodies production into the production of specialty antibodies which we will use to manufacture our own antibody-based biopharmaceutical products.

We compete for donors with pharmaceutical companies that obtain antibodies for their own use through their own collection centers, other commercial collectors of antibodies, and non-profit organizations such as the American Red Cross and community blood banks that solicit donations of whole blood. We compete for donors by providing competitive incentives and outstanding donor service, by implementing programs to attract donors through education as to the uses for collected antibodies, by encouraging groups to have their members become donors for fund raising purposes and by improving the attractiveness of our collection facilities.

EMPLOYEES

We employed 722 persons at December 28, 2002. We believe that the relations between our management and our employees are generally good.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We have provided financial information about (i) our industry segments, and (ii) our domestic and foreign operations for each of the last three fiscal years in Note 19 to our consolidated financial statements set forth in Part II of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our Internet address is http://www.nabi.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Words such as “estimate,” “project,” “plan,” “intend,” “expect,” “believe” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are necessarily only estimates of future results and there can be no assurance that actual results will not differ materially from expectations, and, therefore, investors are cautioned not to place undue reliance on such statements. Set forth below is a discussion of certain factors, which could cause our actual results to differ materially from the results projected or suggested in such forward-looking statements. Investors should understand that it is not possible to predict or identify all such factors and that this list should not be considered a complete statement of all potential risks and uncertainties. We undertake no obligation to update any forward-looking statements as a result of future events or developments.

Our Rights to Three Existing Biopharmaceutical Products May Expire

Our rights to WinRho SDF and Aloprim expire in 2005 and 2004, respectively. There can be no assurance that our rights to these products will be extended on the same terms as they now exist or at all. DSM has advised us that it does not intend to extend the Aloprim agreement. We have the option to purchase the rights to Aloprim in the territories now covered by the Aloprim agreement.

Pursuant to the terms under which we acquired our rights to Autoplex T from Baxter, the FTC could require us to return to Baxter our rights to Autoplex T if we do not obtain FDA approval to manufacture the product by May 2003 or a later date agreed to by the FTC. We will not obtain FDA approval to manufacture Autoplex T by May 2003 and will seek an extension of our rights to market Autoplex T from the FTC to May 2004. Although we believe we will receive the extension, there can be no assurance that it will be granted by the FTC. The terms under which we acquired our rights to Autoplex T provided for up to four one-year extensions. Such an extension would represent the fourth such one-year extension granted to us by the FTC.

We Are and Will Continue to be Dependent Upon Third Parties to Manufacture Our Products

We do not currently manufacture three of our four marketed biopharmaceutical products and are dependent upon third parties to manufacture these products for us. The failure by these manufacturers to timely meet our needs for these products could have a material adverse effect on our future business, financial condition and results of operations. This has occurred in the past. Biopharmaceutical product sales were constrained in 2000 because of the inability of the contract manufacturer for WinRho SDF and Nabi-HB to supply product for a period of time. In 2000, 2001 and 2002, our ability to market Autoplex T was adversely affected by the inability of the manufacturer of this product to reliably supply us with necessary quantities of this product at desired potency levels. The manufacturer of Aloprim is currently transferring the manufacture of this product to an alternate site within their manufacturing facility. This transfer is expected to be complete in 2003. If the transfer of the manufacture of Aloprim to the alternate facility site is not successful, future sales of this product will be adversely affected.

Our research and development pipeline principally involves specialty vaccines. We have no current plans to construct a FDA-licensed facility to manufacture these vaccines. For the commercial manufacture of StaphVAX, we have entered into long-term contracts for production and commercial supply with Dow. We will be dependent on Dow and other third parties for the manufacture of StaphVAX and other products in our research and development pipeline. Such dependence is subject to the same risks that apply to the manufacture of our currently marketed biopharmaceutical products.

We Have Limited Manufacturing Capability and Experience; Adverse Impact of Under-Utilization

We began commercial manufacturing of Nabi-HB in the fourth quarter of 2001. We have not previously owned or operated a manufacturing facility and have limited experience in commercial, large-scale manufacturing of biopharmaceutical products. For the foreseeable future, we will not utilize the full manufacturing capacity of the facility and there can be no assurance that the facility can be operated efficiently. Further, there can be no assurance we will have products to manufacture either on our own behalf or on behalf of third parties, to offset the cost of the facility’s operation. Our failure to successfully operate our new manufacturing facility would have a material adverse effect on our future business, financial condition and results of operations.

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

Risks Associated with Sales of Our Products to a Small Number of Customers

We sell a significant portion of our products to pharmaceutical wholesalers and distributors and major pharmaceutical companies. A loss of any major customer or a material reduction in such customer’s purchases from us could have a material adverse effect on our results of operations or financial condition. We also maintain individually significant receivable balances with these customers. If these customers become unable or unwilling to pay amounts owed to us, our financial condition or results of operations could be adversely affected.

Risks Associated with Antibody Products Supply and Demand; Potential Adverse Impact on Nabi-HB

Our antibody collection centers and our customers for antibody products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities. Concern over the safety of antibody products has resulted in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. In prior years, these changes have resulted in significantly increased costs to us in providing non-specific and specialty antibodies to our customers. New procedures, which include a more extensive investigation into a donor’s background, as well as more sensitive tests, have also disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. These more stringent measures could adversely affect our antibody production with a corresponding adverse effect on our future business, financial condition and results of operations. In addition, our efforts to increase production to meet customer demand may result in higher costs to attract and retain donors.

Most of the antibodies we collect, process and sell to our customers are used in the manufacture of biopharmaceutical products to treat certain diseases. Several companies are marketing and developing products to treat some of these diseases based upon technology that would lessen or eliminate the need for human antibodies. Such products could adversely affect the demand for antibodies and antibody-based biopharmaceutical products. Although products utilizing technology developed to date have not proven as cost-effective and marketable to healthcare providers as products based on human antibodies, we are unable to predict the impact on our business of future technological advances on our business.

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

Our ability to manufacture Nabi-HB is dependent upon the availability of anti-HBs specialty antibodies that we primarily obtain from our FDA approved antibody collection centers. Reduced availability of antibodies could adversely affect our ability to manufacture an adequate amount of Nabi-HB, with the result that our future business, financial condition and results of operations will suffer.

Costs of Research and Development

We have incurred and expect to continue incurring significant expenses associated with our biopharmaceutical research and development activities, including the cost of clinical trials relating to product development and marketing expenses relating to product introduction. Products under development may not generate sales for several years or at all. We currently do not have the financial resources to concurrently fund all of our biopharmaceutical product development programs to completion. Our ability to continue to fund all of our concurrent ongoing research and development activities is currently dependent on our ability to generate sales from our biopharmaceutical and antibody products or obtain financing. There can be no assurance, therefore, that we will be able to continue to fund our research and development activities at the level required to commercialize all of our biopharmaceutical product development programs, and if we are required to reduce the funding for certain of our research and development activities, this could have a material adverse effect on our future prospects.

Strategic Alliances

We are pursuing strategic alliances with third parties for the development and/or commercialization of certain of our biopharmaceutical products. No assurance can be given that we will be successful in these efforts or, if successful, that the collaborators will conduct their activities in a timely manner. If we are not successful in our efforts, our ability to continue to develop our products may be adversely affected. Even if we are successful, if any of our collaborative partners violate or terminate their agreements with us or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of products could be delayed, and we might be required to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and us could lead to delays in the collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time-consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

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

Competitive Market for Biopharmaceutical Products

Our currently marketed biopharmaceutical products compete with those of other companies. Most of these companies have greater financial resources, research and development capabilities and marketing organizations than we do. We may need to supplement our own sales efforts with the resources of a partner. If we so elect, there can be no assurance that we will be able to find a partner on acceptable terms or at all, or that any such partner will be successful in its efforts. Aloprim currently enjoys Orphan Drug status, which expires in May 2003. Once Orphan Drug status ends, other products that compete with Aloprim may be introduced. If we succeed in bringing one or more products to market, we will compete with many other companies that may have extensive and well-funded marketing and sales operations. Our failure to successfully market new biopharmaceutical products and compete with new entrants to markets served by our existing products could have a material adverse effect on our future business, financial condition and results of operations.

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

Dependence of the Antibody Business on a Small Number of Customers; Effect of Existing Contracts

Our antibody sales are currently concentrated among a few large pharmaceutical companies. During the 2002, 2001 and 2000 fiscal years, antibody sales to our top two customers collectively accounted for approximately 74%, 66%, and 60%, respectively, of our antibody sales. Our contract to sell antibodies to one of these customers was assigned in September 2001 in connection with the sale of the majority of our antibody collection centers. The loss of certain remaining major customers or a material reduction in these major customers’ purchases of antibodies could have a material adverse effect upon our future business, financial condition and results of operations. If these customers are unable to comply with FDA regulations and non-U.S. regulations, their manufacturing facilities may be temporarily closed which will reduce the need for antibodies provided by us. Plant closures and reductions in customers’ production because of FDA regulatory problems have occurred in recent years, and our financial performance has been adversely affected as a result. There can be no assurance that the customer regulatory problems, which are not within our control, will not reoccur with an adverse impact on us in the future.

A significant amount of our antibodies are sold under contracts that extend for a period up to one year. Certain of these contracts do not permit us to increase prices during the year except to reflect changes in customer specifications and new governmental regulations. If our costs of collecting antibodies under these certain contracts rise for reasons other than changes in customer specifications and new governmental regulations, we are unable to pass on these cost increases to our antibody product customers except with the consent of the customer. Moreover, our existing contracts do not generally permit us to expeditiously take advantage of market changes that could benefit us.

Government Regulation; Uncertainty of Regulatory Approvals

Research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by various government authorities in the U.S. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. Congress or the FDA in specific situations can modify the regulatory process. Many of our clinical trials are at a relatively early stage and, except for Nabi-HB, WinRho SDF, Autoplex T, Aloprim and certain non-specific and specialty antibody products, no approval from the FDA or any other government agency for the manufacturing or marketing of any other products under development has been granted. There can be no assurance that we will be able to obtain the necessary approvals for manufacturing or marketing of any of our products. Failure to obtain additional FDA approvals of products currently marketed or FDA approval for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Although we do not have material sales of our biopharmaceutical products outside the U.S., our goal is to expand our non-U.S. presence for these products. Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the exports by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our future business, financial condition and results of operations.

Our U.S. manufacturing, antibody collection, labeling, storage and distribution activities also are subject to strict regulation and licensing by the FDA. Our biopharmaceutical manufacturing facility in Boca Raton, Florida is subject to periodic inspection by the FDA, and from time to time, we may receive notices of deficiencies from the FDA as a result of such inspections. Our antibody collection centers in the U.S. are also subject to periodic inspection by the FDA, and from time to time we may receive notices of deficiencies from the FDA as a result of such inspections. Our failure or the failure of our biopharmaceutical manufacturing facility or our antibody collection centers to continue to meet regulatory standards or to remedy any such deficiencies could result in corrective action by the FDA, including closure of our biopharmaceutical manufacturing facility or one or more antibody collection centers and fines or penalties. New regulations may be enacted and existing regulations or their interpretation or enforcement are subject to change. Therefore, there can be no assurance that we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition and results of operations.

Potential Adverse Effect of Litigation

Antibodies collected by us, antibody-based products manufactured by us, antibody-based products marketed by us and antibody-based products manufactured by our customers run the risk of being HIV-contaminated or contaminated with another virus. As a result, suits may be filed against our customers and us claiming that the plaintiffs became infected with HIV or other viruses as a result of using the contaminated products. Such suits have been filed in the past related to HIV-contaminated antibodies, and in a number of suits we were one of several defendants. With the exception of one suit that is still pending, all of these suits have been dismissed without liability to us. No assurance can be given that additional lawsuits relating to infection with HIV or other viruses will not be brought against us by persons who have become infected with HIV or other viruses from antibody fractionates.

Pharmaceutical companies are increasingly subject to litigation, including class action suits, and governmental and administrative investigations and proceedings related to product pricing and marketing practices. We have been named as one of over 40 pharmaceutical and biopharmaceutical defendants in three class action lawsuits. See “Legal Proceedings” at Item 3 in Part I. There can be no assurance that lawsuits based on other causes of action will not be filed or that we will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time-consuming, regardless of the outcome, and an adverse result in one or more suits could have a material adverse effect on our future business, financial condition and results of operations.

Access to Insurance

Product liability and directors and officers insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our products progresses, or that existing or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition and results of operations.

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

Additional Financing Requirements and Access to Capital

We may need to raise additional capital to increase funding of our product research, development and marketing activities or to acquire additional products. We may seek additional funding through public or private equity or debt financing, collaborative arrangements with strategic partners or from other sources. There can be no assurance, however, that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to defer certain investments in the areas of research, product development, manufacturing, marketing activity or business development, or otherwise modify our business strategy, and our future business and future prospects could be materially and adversely affected.

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

A number of biopharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to ours. Some of these applications or patents may be competitive with our applications or conflict in certain respects with claims made under our applications. Such a conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require in order to commercialize our products could have a material adverse effect on our future business, financial condition and results of operations. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of third party proprietary rights.

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

Uncertainty of Product Pricing and Reimbursement

Our ability to commercialize our biopharmaceutical products and related treatments will depend in part upon the availability of, and our ability to obtain adequate levels of, reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third party payer coverage will be available, if at all. Inadequate levels of reimbursement may prohibit us from maintaining price levels sufficient for realization of an adequate return on our investment in developing new biopharmaceutical products and could result in the termination of production of otherwise commercially viable products. Government and other third party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for our products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on our ability to sell our products and may have a material adverse effect on our future business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

We own an 87,300 square foot facility that houses our executive offices and our licensed biopharmaceutical manufacturing facility in Boca Raton, Florida. We are currently constructing a 46,000 square foot facility in Boca Raton to house our laboratory and cold storage facility that is expected to replace our leased facilities in Miami, Florida in 2003.

We occupy antibody collection centers ranging in size from approximately 4,200 to 20,800 square feet leased from non-affiliates under leases expiring through 2012. A majority of these leases contain renewal options that permit us to renew the leases for varying periods up to ten years at the then fair rental value. We believe that in the normal course of our business, we will be able to renew or replace our existing leases.

We lease office, laboratory, warehouse and pilot manufacturing space in Miami, Florida and Rockville, Maryland with terms expiring through April 2007 with various options for lease extensions.

ITEM 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. We do not believe that such litigation will have a material adverse effect on our future business, financial position or results of operations.

During 2002, we were named as one of over 40 pharmaceutical and biopharmaceutical defendants in three class action lawsuits, filed in the Superior Court of the State of California; two filed in the County of San Francisco on August 23, 2002 and September 9, 2002 and one filed in the County of Alameda on July 12, 2002. The cases each involve claims that insurers and consumers of defendants’ products made overpayments for those products based on an alleged manipulation of Average Wholesale Price (“AWP”), a standard which governs amounts that physicians, hospitals and other providers receive as reimbursement for purchases of defendants’ products. The plaintiffs seek damages, equitable relief and disgorgement of profits. The three lawsuits are in their preliminary stages; no class has been certified. To date, we have been served in only one of the three suits. The lawsuits do not allege that we collected monies from the putative plaintiffs. We believe that, to the extent the putative plaintiffs made any payments based on AWP, such payments were made to physicians, hospitals and other providers, not to us. We deny any liability and intend to vigorously defend the suits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 28, 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi Biopharmaceuticals are as follows:

Name	Age	Position

David J. Gury	64	Chairman of the Board and Chief Executive Officer

Thomas H. McLain	45	President and Chief Operating Officer

Robert B. Naso, Ph.D.	58	Senior Vice President, Quality, Regulatory and Product Development

Mark L. Smith	41	Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer

Daniel E. Greenleaf	38	Senior Vice President, Operations

C. Thomas Johns	56	Senior Vice President, Manufacturing Operations

Gary A. Siskowski	57	Senior Vice President, Sales and Marketing

David J. Gury has served as Chairman of the Board and Chief Executive Officer since November 2002. Previously, from April 1992 to November 2002, Mr. Gury served as Chairman of the Board, President and Chief Executive Officer. From May 1984 to April 1992, Mr. Gury served as President and Chief Operating Officer. Mr. Gury has been a director of Nabi Biopharmaceuticals since 1984. Mr. Gury began his career at Abbott Laboratories and served in a variety of staff operations and executive capacities at Abbott and a spin-off company, Alpha Therepaeutic Products, until joining Nabi in 1984.

Thomas H. McLain has served as President and Chief Operating Officer since November 2002. Previously, from April 2001 to November 2002, Mr. McLain served as Executive Vice President and Chief Operating Officer. From 1998 to April 2001, Mr. McLain served as Senior Vice President, Corporate Services and Chief Financial Officer. From 1988 to 1998, Mr. McLain was employed by Bausch & Lomb, Inc. where, as Staff Vice President, Business Process Reengineering, he led a cross-functional team to restructure the global finance and purchasing organizations. During his tenure with Bausch & Lomb, Mr. McLain held various positions of increasing responsibility, including Staff Vice President, Accounting and Reporting and Assistant Corporate Controller. Before joining Bausch & Lomb, Mr. McLain practiced with the accounting firm of Ernst & Young LLP.

Robert B. Naso, Ph.D. has served as Senior Vice President Quality, Regulatory and Product Development, since August 1998. From 1995 to August 1998, Dr. Naso served as Senior Vice President, Research and Development and General Manager, Rockville Operations. From 1992 to 1995, Dr. Naso served as Vice President of Research and Development (through 1995) and Vice President of Research (through 1994) of Univax Biologics, Inc. From 1983 to 1992, Dr. Naso was employed at Johnson & Johnson where he held various positions of increasing responsibility in research and development. From 1973 to 1983 Dr. Naso was on the faculty at the University of Texas M.D. Anderson Cancer Center.

Mark L. Smith has served as Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer since April 2001. From August 1999 to April 2001, Mr. Smith served as Vice President of Finance and Chief Accounting Officer and as Senior Director of Finance and Chief Accounting Officer. From 1998 to 1999, Mr. Smith served as Vice President of Finance and Administration and Chief Financial Officer of Neuromedical Systems, Inc., where he played a leadership role in that company’s strategic restructuring and sale in connection with a pre-packaged Chapter 11 proceeding under federal bankruptcy laws. From 1996 to 1998, Mr. Smith served in various financial executive capacities at Genzyme Corporation. From 1991 to 1996, Mr. Smith was employed by Genetrix, Inc., most recently as its Chief Financial Officer. Before joining Genetrix Inc., Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers LLP in both Australia and the U.S.

Daniel E. Greenleaf has served as Senior Vice President, Operations since November 2002. From 1992 to 2002, Mr. Greenleaf was employed by Schering-Plough Corporation, serving most recently as its Vice President, Marketing and Sales. While at Schering-Plough Corporation, Mr. Greenleaf held various positions of increasing responsibility in sales, marketing and strategic venture including the creation of a wholly owned, global subsidiary. From 1988 to 1992, Mr. Greenleaf served the United States Air Force as Captain and Navigator and coordinated missions for worldwide tactical airlift operations, including Operation Desert Storm.

C. Thomas Johns has served as Senior Vice President, Manufacturing Operations since October 2001. From 1997 to October 2001, Mr. Johns served as Vice President of Laboratory Services and Diagnostic Products and as Senior Director of Laboratory Services. From 1993 to 1997, Mr. Johns served as General Manager of MRL Reference Laboratory. From 1978 to 1993, Mr. Johns was employed at Nichols Institute Regional Laboratory where he held various positions of increasing responsibility in operations.

Gary A. Siskowski has served as Senior Vice President, Sales and Marketing since October 2001. From June 2000 to October 2001, Mr. Siskowski served as Vice President of New

Business Development. In 1994, Mr. Siskowski co-founded Advanced Biologics LLC, a clinical research organization specializing in anti-infectives, and from 1994 to 2000, he served as Vice President of Business Development of Advanced Biologics. From 1988 to 1994, Mr. Siskowski was employed at Ortho-McNeil Pharmaceutical, Inc. to develop and launch products with the anti-infectives franchise. From 1969 to 1988, Mr. Siskowski was employed at Roche Laboratories where he held various positions of increasing responsibility, most recently as its Product Director for the anti-infectives franchise.

Nabi Biopharmaceuticals

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Nabi Biopharmaceuticals’ common stock is quoted on the Nasdaq National Market under the symbol “NABI.” The following table sets forth for each period the high and low sale prices for the common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

	High	Low

2002
First Quarter	11.500	4.670
Second Quarter	7.260	4.710
Third Quarter	6.000	3.320
Fourth Quarter	7.610	4.850
2001
First Quarter	6.375	3.875
Second Quarter	8.500	5.125
Third Quarter	7.740	4.850
Fourth Quarter	11.080	5.450

The closing price of our common stock on February 21, 2003 was $5.20 per share. The number of record holders of our common stock on February 21, 2003 was 1,119.

No cash dividends have been previously paid on our common stock and none are anticipated in 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 28, 2002 that was derived from our audited consolidated financial statements.

The data should be read in conjunction with, and are qualified by reference to, Nabi Biopharmaceuticals’ Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All amounts in the following table are expressed in thousands, except for per share data.

	For the Years Ended

	December 28, 2002	December 29, 2001	December 30, 2000	December 31, 1999	December 31, 1998

Statements of Income Data:
Sales	$195,966	$234,829	$228,783	$233,603	$243,087
Costs of products sold	119,170	152,613	160,766	163,407	178,366
Royalty expense	12,883	12,093	11,175	13,739	10,946

Gross margin	63,913	70,123	56,842	56,457	53,775
Selling, general and administrative expense	38,380	40,501	37,168	33,282	31,151
Research and development expense	21,096	15,330	14,266	15,469	21,822
Other operating expenses, principally freight and amortization	767	1,500	1,827	1,905	2,169
Gain on disposition of assets	—	(104,219)	—	—	—
Other non-recurring items	—	—	(3,875)	(1,935)	14,605

Operating income (loss)	3,670	117,011	7,456	7,736	(15,972)

Interest income	1,287	1,204	33	74	48
Interest expense	(2,130)	(2,128)	(3,581)	(4,313)	(5,681)
Other (expenses) income, net	(157)	(28)	551	(110)	(105)

Income (loss) before provision for income taxes	2,670	116,059	4,459	3,387	(21,710)

Provision for income taxes	(615)	(11,377)	(100)	(43)	(47)

Net income (loss)	$2,055	$104,682	$4,359	$3,344	$(21,757)

Basic earnings (loss) per share:	$0.05	$2.76	$0.12	$0.10	$(0.62)

Diluted earnings (loss) per share:	$0.05	$2.36	$0.12	$0.09	$(0.62)

Balance Sheet Data:
Working capital	$74,495	$154,425	$39,594	$35,999	$41,964
Total assets	232,816	314,624	224,487	214,564	218,300
Notes payable, including current maturities	—	78,500	109,535	112,998	118,044
Total stockholders’ equity	189,029	187,206	77,394	58,177	54,189

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 28, 2002, December 29, 2001 and December 30, 2000, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under “Risk Factors” in Item 1. All amounts are expressed in thousands, except for per share and percentage data.

Results of Operations

Information concerning Nabi Biopharmaceuticals’ sales by industry segment, for the respective periods, is set forth in the following table. The antibody products segment sales include the results of antibody operations that were sold as of September 6, 2001 for the years ended December 29, 2001 and December 30, 2000. All dollar amounts set forth in the table are expressed in thousands.

	For the Years Ended

	December 28,		December 29,		December 30,
Segment	2002		2001		2000

Biopharmaceutical Products:
- Nabi-HB	$41,185	21.0%	$30,306	12.9%	$38,998	17.1%
- WinRho SDF	33,995	17.4	34,782	14.8	25,503	11.1
- Other Biopharmaceuticals	14,286	7.3	8,351	3.6	8,484	3.7

	89,466	45.7	73,439	31.3	72,985	31.9

Antibody Products:
- Specialty antibodies	32,749	16.7	46,846	19.9	58,037	25.4
- Non-specific antibodies	73,751	37.6	114,544	48.8	97,761	42.7

	106,500	54.3	161,390	68.7	155,798	68.1

Total	$195,966	100.0%	$234,829	100.0%	$228,783	100.0%

2002 as Compared to 2001

Sales. Biopharmaceutical sales increased in 2002 by approximately $16.0 million or 22% from 2001 sales. Sales of Nabi-HB® [Hepatitis B Immune Globulin (Human)] in 2002 increased approximately 36% from 2001 levels. These increased sales have been driven by the combined impact of increased patient demand for Nabi-HB and replenishment of the distribution channel inventory levels at wholesalers and distributors. During the second half of 2001 we reduced inventory levels of Nabi-HB at wholesalers and distributors in preparation for the transition to product manufactured at our Boca Raton manufacturing facility. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002. At December 28, 2002, we had back orders for Nabi-HB of approximately $3.5 million that we expect to fill in the first quarter of 2003. Sales of WinRho SDF® [Rho(D) Immune Globulin Intravenous (Human)] were essentially flat in 2002 compared to 2001. We report biopharmaceutical product sales when title and risk of loss are transferred to our wholesaler and distributor customers. In response to product supply shortages from the manufacturer of WinRho SDF in 2000, wholesaler and distributor inventory levels had increased in 2001. In 2002, with continued reliable product supply from the manufacturer, we established an internal goal of reducing inventory levels of WinRho SDF at our wholesaler and distributor customers. Our review of patient use data reports record levels of patient demand for WinRho SDF during 2002. This increased patient demand in 2002 has resulted in lower reported inventory levels of

WinRho SDF at our pharmaceutical wholesaler and distributor customers. Sales of Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] increased 57% in 2002 from 2001 levels, reflecting improved product supply from Baxter Healthcare Corporation (“Baxter”), the manufacturer of that product. Under terms of the acquisition agreement for Autoplex T, we could lose our rights to Autoplex T in May 2003 unless the Federal Trade Commission (“FTC”) extends these rights for an additional twelve months. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain Food and Drug Administration (“FDA”) approval to manufacture the product by May 2003 or a later date agreed to by the FTC. Although we will not receive FDA approval to manufacture the product by May 2003, we anticipate that the FTC will extend our rights to Autoplex T through May 2004. Sales of Aloprim™ [(Allopurinol sodium) for injection] increased 62% due to the continuation of a positive trend for patient use of the product combined with receipt of back ordered product from DSM Pharmaceuticals, Inc., (formerly Catalytica Pharmaceuticals) (“DSM”), the manufacturer of Aloprim, in 2002. Sales of Aloprim and Autoplex T may be limited in 2003 due to product supply shortages.

Total antibody sales in 2002 decreased by $54.9 million, or 34%, compared to 2001. We expected this decrease following the sale of the majority of the antibody collection business and testing laboratory in September 2001. Non-specific antibody sales include shipments to a single customer under a supply contract that expires in May 2003, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory. The purchaser of the majority of the antibody collection business and testing laboratory continues to supply us with non-specific antibodies to fulfill this obligation at the selling price under this contract. As a result, we did not record any margin under this arrangement. Because we retain the risk of credit loss with this customer, we record revenues on these sales. Such sales totaled $55.6 million in 2002. We do not intend to renew this contract upon its expiration. In 2002, sales of non-specific antibodies collected at our retained antibody collection centers totaled $18.2 million.

Gross profit margin. Gross profit margin for 2002 was $63.9 million, or 33% of sales, compared to $70.1 million, or 30% of sales in 2001. The higher proportion of biopharmaceutical product sales drove increased gross profit margin as a percentage of sales in 2002 compared to 2001. Offsetting the increased gross margin from biopharmaceutical products was the decreased gross profit margin from the antibody business we retained following the sale of the majority of our antibody collection business and testing laboratory in September 2001. Expenses related to excess manufacturing capacity in our Boca Raton facility impacted gross profit margin from biopharmaceutical product sales. The manufacturing capacity of the Boca Raton facility was not fully utilized in 2002, its first full year of operation. Excess plant capacity costs were $3.5 million in 2002 compared to $1.2 million in 2001. Excess plant capacity costs in 2001 were lower because they related to the fourth quarter of 2001 only, the plant’s initial period of operation. FDA licensure of the facility was received in October 2001. Excess plant capacity costs are expected to be incurred in 2003, although at a lower level than 2002, because we believe utilization of the Boca Raton facility will increase. Gross profit margin in each of 2002 and 2001 also benefited from non-performance penalty payments of $3.5 million and $6.1 million, respectively, as a result of contractual delivery shortfalls of Autoplex T from Baxter. The reduced non-performance penalties in 2002 compared to 2001 reflect improved product supply of Autoplex T from Baxter in 2002.

We incur royalty expense under our license and distribution agreements for WinRho SDF with Cangene Corporation (“Cangene”) and for Aloprim with DSM. Cangene and Nabi Biopharmaceuticals share equally in the profits from sales of WinRho SDF after accounting for the costs of production and selling expenses. Royalty expense includes Cangene’s share of profits under our license and distribution agreement. DSM and Nabi Biopharmaceuticals share equally in the profits of Aloprim after accounting for product costs and selling expenses on the first $4 million of product sales. On sales of Aloprim in excess of $4 million in a year, profits are shared 70% to us and 30% to DSM. Royalty expense includes DSM’s share of profits under our license and distribution agreement. In addition, royalty expense includes a 4% patent usage royalty related to the manufacturing process of Nabi-HB. Royalty expense in 2002 was $12.9 million, or 14% of biopharmaceutical product sales, compared to $12.1 million, or 16% of biopharmaceutical sales in 2001. Increased royalty expense in 2002 primarily reflected increased sales of Aloprim and Nabi-HB in 2002. Royalty expense related to WinRho SDF was slightly lower in 2002 compared to 2001, reflecting sales levels for WinRho SDF in each year.

Selling, general and administrative expense. Selling, general and administrative expense was $38.4 million or 20% of sales in 2002, compared to $40.5 million or 17% of sales in 2001. General and administrative expense in 2002 included increased insurance and consulting expenses. These expense increases were more than offset by reductions in expenses, primarily compensation related expenses, following the sale of the majority of the antibody collection business and testing laboratory in September 2001 and through reimbursement that we received for certain administrative and support services we provided to the acquirer of the majority of the antibody collection business and testing laboratory during 2002. This reimbursement was recorded as an offset to selling, general and administrative expense. We expect the level of these administrative and support services to be reduced in 2003 compared to 2002. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody collection business and testing laboratory in September 2001.

Research and development expense. Research and development expense was $21.1 million or 11% of sales in 2002, compared to $15.3 million or 7% of sales in 2001. This increase is consistent with our strategic focus of generating a cash return from our currently marketed products to provide the resources to develop our research and development product pipeline. Approximately 46% of the research and development expense supported development of our Gram-positive infections program in 2002 compared to 49% in 2001. In 2002, we concluded a booster study for StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) and incurred costs to continue transfer of the manufacturing process for StaphVAX to the facility of our proposed contract manufacturer of the product, Dow Biopharmaceuticals Contract Manufacturing Services (“Dow”). Material manufactured at this facility is expected to be used in the confirmatory Phase III clinical trial of StaphVAX anticipated to commence in the second half of 2003. In 2002, we also entered Civacir™ [Hepatitis C Immune Globulin (Human)] and NicVAX™ (Nicotine Conjugate Vaccine) into human clinical trials and completed a Biological License Application (“BLA”) filing for an intravenous formulation of Nabi-HB to prevent re-infection with hepatitis B in liver transplant patients. In January 2003, we were advised that the FDA has accepted this BLA for priority review, meaning that the FDA commits to responding to this BLA within 6 months, instead of the statutorily required 10 months. Research and development expense is expected to increase in 2003 from 2002 levels as we plan to commence the confirmatory Phase III clinical trial for StaphVAX, undertake Phase I/II clinical trials of NicVAX in smokers and ex-smokers both in the U.S. and Europe, commence a Phase II clinical study for Altastaph™ [Staphylococcus aureus Immune Globulin (Human)] in low birth weight newborns and continue to evaluate the steps required to transfer the manufacture of Autoplex T from Baxter to us.

Gain on disposition of assets. The gain on sale of assets reported in 2001 represents the excess of proceeds received from the sale of the majority of the antibody collection business and testing laboratory assets compared to their carrying values as of September 6, 2001, the effective date of the transaction.

Interest income. Interest income for 2002 was $1.3 million compared to $1.2 million in 2001. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less placed with major financial institutions. In September 2001, we received proceeds of $135 million, net of repayment of then outstanding bank debt and closing costs, from the sale of the majority of the antibody collection business and testing laboratory, which were invested in these financial instruments. In April 2002, a portion of these funds was utilized to redeem our $78.5 million 6.5% Convertible Subordinated Notes (the “Notes”).

Interest expense. Interest expense was $2.1 million in each of 2002 and 2001. We redeemed $78.5 million of the Notes in April 2002 and incurred no interest expense on the Notes after that date. Interest expense for 2001 was net of the capitalization of incurred interest related to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida. We received licensure to manufacture Nabi-HB at our Boca Raton facility in October 2001 and ceased capitalization of interest and other costs at that time. Capitalized interest relating to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was $5.2 million for 2001. In addition, our bank debt was repaid in September 2001 from a portion of the cash proceeds from the sale of the majority of the antibody collection business and testing laboratory.

Other factors. The provision for income taxes was $0.6 million for 2002, compared to $11.4 million in 2001. The 23% effective tax rate for 2002 differs from the statutory rate due primarily to utilization of research and development tax credits. The 10% effective tax rate for 2001 differs from the statutory rate due primarily to the reduction in the valuation allowance associated with utilization of net operating loss carryforwards.

2001 as Compared to 2000

Sales. Biopharmaceutical sales increased in 2001 by approximately $0.5 million or 1% from 2000 sales. Sales increases for WinRho SDF, which increased more than 35% from prior year levels, and Aloprim, were offset by decreased sales of Nabi-HB. Sales of Nabi-HB in 2001 decreased approximately 20% from 2000 levels. Sales of WinRho SDF were limited in 2000 due to product supply issues from the manufacturer of this product in that year. Patient use survey data reports growth in patient use of our major products, Nabi-HB and WinRho SDF, in 2001 compared to 2000. During 2001, this increased patient use of Nabi-HB resulted in lower inventory levels of this product at our pharmaceutical wholesaler customers. In addition, we reduced wholesaler inventory levels of Nabi-HB in anticipation of the launch of this product manufactured at our Boca Raton, Florida biopharmaceutical manufacturing facility in the first quarter of 2002. Our Boca Raton, Florida biopharmaceutical manufacturing facility received FDA approval to manufacture Nabi-HB in October 2001. As a result of product supply issues in 2000 limiting the supply of WinRho SDF, inventory levels at wholesalers and distributors increased at December 29, 2001 with improved product supply of the product. Sales of Autoplex T in 2001 and 2000 were limited by contractual product supply shortfalls from the manufacturer of that product.

Total antibody sales in 2001 increased by $5.6 million from 2000 levels driven by higher pricing for non-specific antibody products. These increased sales were achieved despite the sale of the majority of the antibody collection business in September 2001. Sales of specialty antibodies were approximately 19% lower in 2001 than in 2000 due primarily to the impact of the sale of the majority of the antibody collection business.

Gross profit margin. Gross profit margin for 2001 was $70.1 million, or 30% of sales, compared to $56.8 million or 25% of sales in 2000. The increase was due primarily to increased gross profit margin from antibody sales reflecting increased pricing for non-specific antibody products. Gross profit margin after royalty expense for the biopharmaceutical business was essentially even in each of 2001 and 2000. Gross margin from biopharmaceutical sales in 2001 reflects the operating costs of bringing the Boca Raton biopharmaceutical manufacturing facility on line following FDA licensure in October 2001. In its initial operation, the manufacturing capacity of the Boca Raton facility was not fully utilized and costs related to excess manufacturing capacity were expensed as cost of goods sold. In 2001, we recorded approximately $1.2 million of excess capacity costs. Gross profit margin in each of 2001 and 2000 also benefited from non-performance penalty payments of $6.1 million and $5.1 million, respectively, due to us as a result of contractual delivery shortfalls by the supplier of Autoplex T.

Royalty expense in 2001 was $12.1 million, or 16% of biopharmaceutical product sales, compared to $11.2 million, or 15% of biopharmaceutical sales in 2000. Increased royalty expense in 2001 primarily reflected increased sales of WinRho SDF in 2001 compared to 2000.

Selling, general and administrative expense. Selling, general and administrative expense was $40.5 million or 17% of sales in 2001, compared to $37.2 million or 16% of sales in 2000. The increase primarily reflects certain one time costs related to contractual severance payments, management consulting and legal expenses related to strategic initiatives and incentive compensation. Our sales and marketing expense relates primarily to the biopharmaceutical business and was not impacted by the sale of the majority of the antibody collection business and testing laboratory in September 2001.

Research and development expense. Research and development expense was $15.3 million or 7% of sales in 2001, compared to $14.3 million or 6% of sales in 2000. The increase in research and development expense primarily reflects increased support of our Gram-positive infections program including a boosting trial of StaphVAX in 77 end stage renal disease patients who received StaphVAX during the pivotal Phase III trial reported in 2000, increased spending for Civacir including manufacture of Civacir clinical material in our biopharmaceutical manufacturing facility in Boca Raton in preparation for human clinical trials and increased spending for Autoplex T as we continue to evaluate the steps needed to transfer the manufacture of this product from its current manufacturer to us. During 2001, other significant research and development programs included Nabi-HB, primarily related to additional studies, and NicVAX, as we filed patent applications outside the U.S. In 2001 and 2000, approximately 49% and 48%, respectively, of the total research and development expense were expended to support advancing our Gram-positive infections program, including StaphVAX and Altastaph.

Gain on disposition of assets. The gain on sale of assets reported in the third quarter of 2001 represents the excess of proceeds received from the sale of the majority of the antibody collection business and testing laboratory assets compared to their carrying values as of September 6, 2001, the effective date of the transaction.

Non-recurring credit. During 2000, we reversed restructuring accruals totaling $3.9 million into income. This was reported as a non-recurring credit.

Interest income. Interest income for 2001 was $1.2 million compared to $33 thousand in 2000. Increased interest income reflects interest income from the net cash proceeds received from the sale of the majority of the antibody collection business and testing laboratory in September 2001. After elimination of bank debt, we had approximately $131 million in cash and cash equivalents on hand at September 29, 2001.

Interest expense. Interest expense for 2001 was $2.1 million, compared to $3.6 million in 2000. The decrease in interest expense is attributable to the elimination of bank debt in September 2001 as a result of the sale of the majority of the antibody collection business and lower bank interest rates offset by the reduction in capitalized interest during 2001. Capitalized interest relating primarily to construction of our biopharmaceutical manufacturing facility in Boca Raton, Florida was $5.2 million for 2001 as compared to $5.8 million for 2000. We received licensure to manufacture Nabi-HB at our Boca Raton facility in October 2001 and ceased capitalization of interest and other costs at that time.

Other (expenses) income, net. During 2000, we exchanged an aggregate of 241,795 shares of our common stock for an aggregate of $2.0 million of our 6.5% Convertible Subordinated Notes due 2003. The subsequent extinguishment of the Notes resulted in a gain of $0.4 million that is included in other income for 2000.

Other factors. The provision for income taxes was $11.4 million for 2001, compared to $0.1 million in 2000. The provision for income taxes in 2001 included changes in the estimated values of deferred tax assets and liabilities and the impact of stock option exercises during the year. The 10% effective tax rate for 2001 differs from the statutory rate due primarily to the reduction in the valuation allowance associated with utilization of net operating loss carryforwards.

Liquidity and Capital Resources

Our cash and cash equivalents at December 28, 2002 were $51.7 million.

Cash provided by operations for the year ended December 28, 2002 was $10.9 million primarily reflecting results of our operations offset by decreases in accrued expenses following settlement of an arbitration proceeding with Baxter related to 2001 antibody operations and the settlement of accrued interest paid in February 2002 in accordance with the provisions of our Notes.

Capital expenditures of $5.7 million for the year ended December 28, 2002 primarily related to capital investments in our Rockville, Maryland research and development operations, antibody center operations and computer information systems. In 2003, we plan to make capital expenditures of approximately $8 million, including $3.2 million to construct laboratory and cold storage facilities on our property in Boca Raton, Florida.

In May 2000, we completed agreements with Dow for the contract production and commercial supply of StaphVAX. In accordance with terms of these agreements, we paid $6.2 million in 2002 related to the acquisition of a Manufacturing Right at the Dow facility that will be used to manufacture StaphVAX at commercial scale. The acquired Manufacturing Right is recorded in Intangible Assets in our financial statements. The original contract to ready the Dow facility to manufacture StaphVAX, which was scheduled to expire in October 2002, has been extended to March 2003. We expect to sign an amended contract with Dow to complete readying the facility for its intended use, the commercial manufacture of StaphVAX. This modification will require us to make significant additional payments to Dow expected to be in excess of $15 million relating to the acquisition of the Manufacturing Right in 2003. We also expect to have a right to cancel the amended Dow agreements for a limited period after the amendments are executed.

In April 2002, we redeemed the Notes in the aggregate principal amount of $78.5 million. This redemption resulted in a reduction in interest expense of $3.7 million for 2002 compared to if the Notes had been retained until their original maturity.

During 2002, we received $1.2 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. In the year ended December 28, 2002, we acquired 171,483 shares of Nabi Biopharmaceuticals stock for $0.9 million under this program. In total we have acquired 345,883 shares of Nabi Biopharmaceuticals stock, for a total of $1.9 million, since the inception of this stock buy back program. Repurchased shares have been accounted for as treasury stock. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval.

On December 12, 2002, our bank line of credit agreement expired. We intend to enter into a new credit facility in 2003.

We believe that cash flow from operations and cash and cash equivalents on hand, together with our ability to borrow funds should the need arise, will be sufficient to meet our anticipated cash requirements for operations for at least the next twelve months.

Below is a schedule of our current contractual obligations and commercial commitments as of December 28, 2002 for the specified fiscal years exclusive of our anticipated additional payment obligations to Dow:

						After
Contractual Obligations	2003	2004	2005	2006	2007	2007	Total

(Dollars in Thousands)
Open purchase orders	$5,650	$—	$—	$—	$—	$—	$5,650
Operating leases	3,171	1,987	1,125	531	439	960	8,213
Capital commitments for laboratory and cold storage facility	3,163	—	—	—	—	—	3,163

Total	$11,984	$1,987	$1,125	$531	$439	$960	$17,026

Critical Accounting Estimates

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

Accounts Receivable and Revenue Recognition

In the year ended December 28, 2002, we had biopharmaceutical product sales of $89.5 million. At December 28, 2002 we had $36.3 million of accounts receivable including $22.2 million from biopharmaceuticals sales. Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements, government payer rebates and other wholesaler fees. At December 28, 2002 we had $3.9 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions.

Property, Plant and Equipment and Depreciation

We incurred $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in a FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In 2002 we recorded additional depreciation of $2.3 million under this policy.

Intangible Assets

In 2000, we entered into contract manufacturing agreements with Dow to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. We plan to use StaphVAX material from initial clinical lots manufactured at Dow under current Good Manufacturing Practices (“cGMP”) for an immunogenicity study and for the confirmatory Phase III trial planned to commence in 2003. We expect Dow to complete scale-up of manufacturing at the facility and to begin the production of consistency lots of StaphVAX in 2004. The contract manufacturing agreements required us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for the future commercial scale manufacture of StaphVAX, its intended use. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Dow. Management believes that we will manufacture StaphVAX at Dow’s facility at commercial scale in future periods. If we determine that manufacture of StaphVAX will not occur at Dow’s facility, we will write off the Manufacturing Right in the period of that determination. As of December 28, 2002, the Manufacturing Right was $10.9 million and it is expected to increase in 2003.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At December 28, 2002, we had inventory on hand of $19.4 million. In the year ended December 28, 2002 we recorded a provision for inventory valuation allowance of $0.7 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of the new rules is not expected to have a significant impact on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 did not have a significant impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and has been adopted by us in fiscal 2003. Adoption of SFAS 145 resulted in a change in our classification of an extraordinary gain related to the early extinguishment of debt for the fiscal year ended December 30, 2000 to other income.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that we record costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We were required to adopt SFAS 146 on December 29, 2002. We do not expect the adoption to have a material affect on our cash flows or the results of our operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of SFAS 148 beginning in the quarter ending March 29, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Interest Rate Risk. At December 28, 2002, we had cash and cash equivalents in the amount of $51.7 million. Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

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

The table below presents the principal amount and weighted-average interest rate for our investment portfolio:

Fair Value at
December 28, 2002

Dollars in Millions
Assets:
Cash equivalents	$51.7
Average interest rate	1.9%

Nabi Biopharmaceuticals

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals as of December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ft. Lauderdale, Florida
February 4, 2003

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
Amounts in Thousands, Except Per Share Data	2002	2001

Assets
Current assets:
Cash and cash equivalents	$51,737	$131,192
Trade accounts receivable, net	36,326	36,039
Inventories, net	19,388	18,138
Prepaid expenses and other current assets	5,595	13,469

Total current assets	113,046	198,838
Property, plant and equipment, net	103,706	107,866
Other assets:
Intangible assets, net	13,050	6,859
Other, net	3,014	1,061

Total assets	$232,816	$314,624

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$21,654	$20,654
Accrued expenses	16,897	23,759

Total current liabilities	38,551	44,413
Notes payable	—	78,500
Other liabilities	5,236	4,505

Total liabilities	43,787	127,418

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share:
5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 75,000 shares authorized; 38,947 and 38,445 shares issued, respectively	3,895	3,845
Capital in excess of par value	159,568	158,687
Treasury stock, 386 and 174 shares at cost	(2,140)	(977)
Retained earnings	27,706	25,651

Total stockholders’ equity	189,029	187,206

Total liabilities and stockholders’ equity	$232,816	$314,624

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended

Amounts in Thousands, Except Per Share Data	December 28, 2002	December 29, 2001	December 30, 2000

Sales	$195,966	$234,829	$228,783
Costs and expenses:
Costs of products sold	119,170	152,613	160,766
Royalty expense	12,883	12,093	11,175

Gross Margin	63,913	70,123	56,842

Selling, general and administrative expense	38,380	40,501	37,168
Research and development expense	21,096	15,330	14,266
Other operating expenses, principally freight and amortization	767	1,500	1,827
Gain on disposition of assets	—	(104,219)	—
Other non-recurring items	—	—	(3,875)

Operating income	3,670	117,011	7,456

Interest income	1,287	1,204	33
Interest expense	(2,130)	(2,128)	(3,581)
Other (expenses) income, net	(157)	(28)	551

Income before provision for income taxes	2,670	116,059	4,459
Provision for income taxes	(615)	(11,377)	(100)

Net income	$2,055	$104,682	$4,359

Basic earnings per share	$0.05	$2.76	$0.12

Diluted earnings per share	$0.05	$2.36	$0.12

Basic weighted average shares outstanding	38,670	37,980	36,604

Diluted weighted average shares outstanding	39,641	44,872	37,739

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock
	Common Stock		Warrants		Capital in	Treasury Stock		Retained
					Excess of			Earnings	Stockholders'
Dollars in Thousands	Shares	Amount	Shares	Amount	Par Value	Shares	Amount	(Deficit)	Equity

Balance at December 31, 1999	34,961	$3,496	100	$—	$138,071	—	$—	$(83,390)	$58,177

Stock options exercised	875	88	—	—	3,519	—	—	—	3,607
Common Stock	1,667	167	133	—	9,085	—	—	—	9,252
Net income for the year	—	—	—	—	—	—	—	4,359	4,359
Stock issued upon conversion of Convertible Subordinated Notes	242	25	—	—	1,641	—	—	—	1,666
Stock issued under Employee Stock Purchase Plan	77	7	—	—	303	—	—	—	310
Directors fees paid in stock	11	—	—	—	23	—	—	—	23

Balance at December 30, 2000	37,833	3,783	233	—	152,642	—	—	(79,031)	77,394

Stock options exercised	475	48	—	—	1,808	—	—	—	1,856
Expiration of common stock warrants	—	—	(100)	—	—	—	`	—	—
Compensation expense related to modified stock options	—	—	—	—	1,756	—	—	—	1,756
Tax effect from stock options exercised	—	—	—	—	1,871	—	—	—	1,871
Net income for the year	—	—	—	—	—	—	—	104,682	104,682
Stock issued under Employee Stock Purchase Plan	130	13	—	—	573	—	—	—	586
Purchase of treasury stock at cost	—	—	—	—	—	(174)	(977)	—	(977)
Directors fees paid in stock	7	1	—	—	37	—	—	—	38

Balance at December 29, 2001	38,445	3,845	133	—	158,687	(174)	(977)	25,651	187,206

Stock options exercised	317	32	—	—	1,199	—	—	—	1,231
Delivery of shares upon exercise of option	60	6	—	—	208	(40)	(246)	—	(32)
Compensation expense related to modified stock options	—	—	—	—	(13)	—	—	—	(13)
Adjustment relating to tax effect from stock options exercised in 2001	—	—	—	—	(1,133)	—	—	—	(1,133)
Net income for the year	—	—	—	—	—	—	—	2,055	2,055
Stock issued under Employee Stock Purchase Plan	117	12	—	—	572	—	—	—	584
Purchase of treasury stock at cost	—	—	—	—	—	(172)	(917)	—	(917)
Directors fees paid in stock	8	—	—	—	48	—	—	—	48

Balance at December 28, 2002	38,947	$3,895	133	$—	$159,568	(386)	$(2,140)	$27,706	$189,029

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Cash flow from operating activities:
Net income	$2,055	$104,682	$4,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,077	9,491	9,838
Provision for doubtful accounts	751	627	380
Provision for slow moving or obsolete inventory	169	3,514	2,625
Non-cash compensation	619	1,153	—
Write-off of loan origination fees	400	—	—
Deferred income taxes	3,788	4,258	—
Write-off of fixed assets	269	—	—
Gain on sale of assets	—	(104,219)	—
Other	—	117	132
Non-recurring item	—	—	(3,875)
Gain upon extinguishment of debt	—	—	(353)
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(1,037)	1,648	(4,676)
(Increase) decrease in inventories	(1,419)	(3,318)	706
Decrease (increase) in prepaid expenses and other assets	2,098	(2,519)	2,745
(Increase) decrease in other assets	(33)	27	(177)
(Decrease) increase in accounts payable and accrued expenses	(6,817)	8,590	(1,893)

Total adjustments	8,865	(80,631)	5,452

Net cash provided by operating activities	10,920	24,051	9,811

Cash flow from investing activities:
Proceeds from sale of assets, net of closing costs	—	152,182	—
Capital expenditures	(5,717)	(13,052)	(18,983)
Expenditures for other assets	(6,440)	(3,387)	(1,809)

Net cash (used) provided by investing activities	(12,157)	135,743	(20,792)

Cash flow from financing activities:
Repayments under line of credit, net	—	(26,702)	(759)
Redemption of Convertible Subordinated Debt	(78,500)	—	—
Repayments of term debt	—	(4,333)	(667)
Other debt repayments	—	—	(37)
Purchase of treasury stock	(917)	(977)	—
Proceeds from exercise of employee stock options	1,199	1,856	3,940
Issuance of common stock, net	—	—	9,252

Net cash (used) provided by financing activities	(78,218)	(30,156)	11,729

Net (decrease) increase in cash and cash equivalents	$(79,455)	$129,638	$748
Cash and cash equivalents at beginning of period	131,192	1,554	806

Cash and cash equivalents at end of period	$51,737	$131,192	$1,554

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

Nabi Biopharmaceuticals discovers, develops, manufactures and markets products that power the immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on developing and commercializing novel vaccines and antibody-based biopharmaceutical products that prevent and treat infectious, autoimmune and addictive diseases, such as hepatitis B, hepatitis C and Staphylococcus aureus infections, immune thrombocytopenia purpura (“ITP”) and nicotine addiction. We have four marketed products, Nabi-HB® [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF® [Rho(D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related ITP, Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim™ [(Allopurinol sodium) for injection]. We have a significant clinical trials program including clinical trials of our lead investigational products, StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), Altastaph™ [Staphylococcus aureus Immune Globulin (Human)], Civacir™ [Hepatitis C Immune Globulin (Human)] and NicVAX™ (Nicotine Conjugate Vaccine). We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB and our investigational antibody products and for contract manufacturing. Further, we also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent production of their products.

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

Basis of presentation: Certain items in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year’s presentation.

Revenue recognition: Revenue from product sales is recognized when title and risk of loss are transferred to the customer. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as services are rendered or products are shipped. Revenue from biopharmaceutical product sales is reported net of customer prompt pay discounts, contractual allowances in accordance with our managed care agreements, government payer rebates and other wholesaler fees.

Research and development expense: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due. Funding from third party grants are applied directly to related expenses.

Advertising expenses: Advertising costs are expensed as incurred as set forth in Statement of Position 93-7, Reporting on Advertising Costs. Advertising expenses for the years ended December 28, 2002,

December 29, 2001 and December 30, 2000 amounted to $3.4 million, $3.4 million and $5.0 million, respectively.

Shipping and Handling Costs: We report costs related to the shipment of our product as part of other operating expenses, principally freight and amortization. We incurred $0.6 million, $0.7 million and $0.7 million in the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Earnings per share: Basic earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding, and the impact of all potential dilutive common shares, primarily stock options. The dilutive impact of stock options is determined by applying the treasury stock method.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair value as of December 28, 2002 and December 29, 2001, because of the relatively short-term maturity of these instruments. Information regarding long-term debt is included in Note 8.

Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

We sell a significant portion of our products through pharmaceutical wholesalers and distributors and major pharmaceutical companies and, as a result, maintain individually significant receivable balances with major customers. If the financial condition or operations of these customers were to deteriorate, our results could be adversely affected. Credit terms to these customers generally range from 30 to 60 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis. Allowances are maintained for potential credit losses. Accounts receivable allowances are recorded in the segment operating results in which the applicable sale was originally reported.

Inventories: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out (“FIFO”) method.

Property, plant and equipment: Property, plant and equipment are carried at cost. Depreciation is generally recognized on the straight-line method over the estimated useful lives of the assets.

Depreciation for certain specialized production equipment in our Boca Raton, Florida biopharmaceutical manufacturing facility is calculated over their remaining useful lives using the units-of-production method. In quarters of lower production, we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. We evaluate the remaining lives and recoverability of this equipment periodically based on the appropriate facts and circumstances.

Depreciable lives of property and equipment are as follows:

Asset	Life

Buildings	35 — 39 Years
Building systems	20 Years
Furniture and fixtures	5 — 8 Years
Information systems	3 — 7 Years
Machinery and equipment	3 — 8 Years
Leasehold improvements	Lesser of lease term or economic life

Intangible assets: Intangible assets represent the fair values of certain assets acquired in product acquisitions including trademarks and trademark registrations and the cost to acquire the right to use manufacturing capacity at our contract manufacturer for StaphVAX in future periods. The carrying costs of intangible assets are amortized ratably from the date placed into service over periods ranging from 3 to 25 years and are evaluated for recoverability at least annually.

Impairment of Long-Lived Assets: Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value.

Stock-Based Compensation: We account for our stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Note 9 contains a summary of the pro forma effects to reported net income and earnings per share for 2002, 2001 and 2000 as if we had elected to recognize compensation expense based on the fair market value of the options at their grant date as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of the new rules is not expected to have a significant impact on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 did not have a significant impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and has been adopted by us in fiscal 2003. Adoption of SFAS 145 resulted in a change in our classification of an extraordinary gain related to the early extinguishment of debt for the fiscal year ended December 30, 2000 to other income.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that we record costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. We are required to adopt SFAS 146 on December 29, 2002. We do not expect the adoption to have a material affect on our cash flows or the results of our operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends

SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28 Interim Financial Reporting, to require disclosure about those effects in interim financial information. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148’s amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. We will adopt the disclosure provisions of SFAS 148 beginning in the quarter ending March 29, 2003.

NOTE 3 TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:

Dollars in Thousands	December 28, 2002	December 29, 2001

Trade accounts receivable	$36,973	$37,001
Allowance for doubtful accounts	(647)	(962)

Total	$36,326	$36,039

The allowance for doubtful accounts at December 29, 2001 included a single balance related to the antibody segment of $0.6 million that was subsequently written off during 2002.

NOTE 4 INVENTORIES

The components of inventories are as follows:

Dollars in Thousands	December 28, 2002	December 29, 2001

Finished goods	$12,142	$13,919
Work in process	6,235	3,265
Raw materials	1,011	954

Total	$19,388	$18,138

Work in process inventory at December 28, 2002 and December 29, 2001 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration (“FDA”) in accordance with the normal course of business.

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related allowances for depreciation and amortization are summarized below:

Dollars in Thousands	December 28, 2002	December 29, 2001

Information systems	$21,874	$21,029
Leasehold improvements	7,241	6,631
Machinery and equipment	48,817	47,425
Land and buildings	45,188	45,175
Building systems	8,028	8,028
Furniture and fixtures	3,191	3,079
Construction in progress	1,620	480

Property, plant and equipment, gross	135,959	131,847
Less accumulated depreciation and amortization	(32,253)	(23,981)

Property, plant and equipment, net	$103,706	$107,866

We received FDA licensure to manufacture Nabi-HB at our biopharmaceutical manufacturing facility in Boca Raton, Florida in October 2001. Capitalization of interest and other costs ceased at that time and the facility was placed into service. Total costs of construction of the Boca Raton facility, including the building, building systems, plant equipment and information systems were approximately $90.3 million. Validation costs and capitalized interest related directly to preparing the facility for its intended use totaled $63.5 million. Interest capitalized in association with the manufacturing facility and systems development projects amounted to $5.2 million and $5.8 million during 2001 and 2000, respectively.

Depreciation and amortization expense of property, plant and equipment during 2002, 2001 and 2000 was $9.6 million, $7.8 million and $7.8 million, respectively. Depreciation expense related to the initial operation of our biopharmaceutical manufacturing facility in Boca Raton, Florida commenced in October 2001 and is included in depreciation expense for 2002. In accordance with our depreciation policy for certain specialized equipment in our biopharmaceutical facility, we recorded additional depreciation expense of $2.3 million due to the units-of-production method of depreciation resulting in depreciation less than at least 60% of depreciation expense that would be recorded using the straight-line method of depreciation for this equipment.

During 2002, we wrote off and disposed of equipment with a cost of $2.6 million and accumulated depreciation of $2.3 million.

Construction in process at December 28, 2002 included initial costs related to the construction of a laboratory and cold storage facility in Boca Raton, Florida.

NOTE 6 OTHER ASSETS

Other assets consist of the following:

Dollars in Thousands	December 28, 2002	December 29, 2001

Intangible assets	$4,603	$4,353
Manufacturing Right	10,911	4,721
Less accumulated amortization	(2,464)	(2,215)

Total	$13,050	$6,859

Other, primarily deferred tax assets and deferred loan costs	$3,014	$4,318
Less accumulated amortization	—	(3,257)

Total	$3,014	$1,061

The Manufacturing Right represents the cost to acquire the right to use manufacturing capacity at the facility of the contract manufacturer for StaphVAX, Dow Biopharmaceuticals Contract Manufacturing Services (“Dow”), in future periods. Amortization expense for intangible assets currently subject to amortization is expected to be $185, $161, $145, $120 and $120 in each of the five fiscal years subsequent to December 28, 2002.

Deferred loan costs were eliminated in conjunction with the redemption of the 6.5% Convertible Subordinated Notes in April 2002 and the expiration of our bank debt agreement in December 2002. See Note 8.

NOTE 7 ACCRUED EXPENSES

Accrued expenses consist of the following:

Dollars in Thousands	December 28, 2002	December 29, 2001

Employee compensation and benefits	$7,461	$6,829
Accrued sales deductions	3,903	3,038
Accrued contract settlement	—	3,191
Accrued royalties and product costs	3,678	5,520
Accrued interest	—	2,165
Accrued taxes	379	1,287
Accrued research and development	—	406
Other	1,476	1,323

Total	$16,897	$23,759

Accrued contract settlement at December 29, 2001 represented the settlement of an arbitration proceeding with Baxter Healthcare Corporation (“Baxter”) related to antibody supply. Amounts accrued under the terms of this settlement were paid in full during 2002.

Accrued interest at December 29, 2001 represented interest due and paid on February 1, 2002 in accordance with the terms of the 6.5% Convertible Subordinated Notes which were redeemed in full in April 2002.

NOTE 8 NOTES PAYABLE

Notes payable consist of the following:

Dollars in Thousands	December 28, 2002	December 29, 2001

6.5% Convertible Subordinated Notes	$—	$78,500

Total notes payable, long-term	$—	$78,500

There was no long-term or short-term indebtedness outstanding at December 28, 2002. On December 12, 2002, our bank line of credit agreement expired.

During 1996, we issued $80.5 million of 6.5% Convertible Subordinated Notes in a private placement. On April 8, 2002, we redeemed the outstanding 6.5% Notes in the aggregate principal amount of $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. In conjunction with this redemption, we wrote off $0.4 million of loan origination fees in 2002.

NOTE 9 STOCKHOLDERS’ EQUITY

Warrants

In July 2000, we issued a warrant to purchase 133,333 shares of common stock to our agent in connection with the private placement of common stock for which we realized $9.3 million, net of issuance costs. The warrant has an exercise price of $7.50 and expires in July 2005. The estimated fair value of the warrant at the date of grant was $0.9 million. This fair value was calculated using the Black-Scholes model with the following assumptions: expected term of five years, expected volatility of 104% and expected risk-free interest rate of 6%.

Treasury Stock

In September 2001, our Board of Directors approved the expenditure of up to $5.0 million to purchase our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and Employee Stock Purchase Programs (“ESPP”). During 2002 and 2001, we acquired 171,483 and 174,400 shares of Nabi Biopharmaceuticals stock for approximately $0.9 million and $1.0 million, respectively, under this program and have accounted for the acquired stock as treasury stock.

In a transaction dated March 28, 2002, one of our officers exercised stock options for 60,000 shares of our stock. The purchase price was paid by delivery of 40,107 shares of common stock, valued at $0.2 million, which the officer had acquired more than six months earlier. These shares have been accounted for as treasury stock.

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

Related to the sale of the operating assets of a majority of our antibody collection business and our testing laboratory in September 2001, the Board of Directors approved the extension of the exercise period after termination of employment from 90 days to four years for vested options held by employees whose positions were terminated by us in the transaction. As a result of this modification, we recognized a $1.2 million compensation expense reflecting the difference on the date of modification between the fair market value of shares subject to options that had vested and the exercise price of the vested options.

We also maintain a Stock Option Plan for Non-Employee Directors, under which we have granted options to certain directors entitling them to purchase shares of common stock within five years, vesting six months after the date of grant at an exercise price equal to the fair market value of the underlying common stock at the date of grant.

At December 28, 2002, there were options outstanding under all of our stock plans to acquire 8.0 million shares of our common stock of which 4.8 million were then exercisable. Additionally, 11.2 million shares of common stock are reserved for future grants under the plans.

Stock options granted and outstanding under these plans as of December 28, 2002 are presented below:

		Exercise Price	Weighted Average
	Options	per Share	Exercise Price

	In Thousands

Balance at December 31, 1999	6,236	$.19 - $13.75	$5.77
Granted	2,303	3.25 - 11.00	6.91
Exercised or canceled	(1,499)	.19 - 13.75	5.59

Balance at December 30, 2000	7,040	.19 - 13.75	6.18
Granted	1,952	4.50 - 9.99	5.06
Exercised or canceled	(1,600)	.19 - 13.75	5.68

Balance at December 29, 2001	7,392	1.63 - 13.75	5.99
Granted	1,470	3.60 - 10.18	8.69
Exercised or canceled	(874)	2.69 - 13.75	5.81

Balance at December 28, 2002	7,988	$1.63 - $13.75	$6.51

	Outstanding			Exercisable

		Average	Average		Average
	Options	Years	Exercise	Options	Exercise
Exercise Price Range	(In Thousands)	Remaining	Price	(In Thousands)	Price

$1.63 - $4.25	1,993	4.6	$3.01	1,737	$3.03
$4.35 - $7.97	3,886	7.0	6.11	2,074	6.39
$8.00 -$11.125	1,692	7.5	9.76	534	10.91
$12.97-$13.75	417	3.1	13.72	417	13.72

Total	7,988			4,762

The following information reflects our pro forma loss and income information as if compensation expense associated with our stock plans had been recorded under the provisions of SFAS 123. Pro forma compensation expense has been determined based upon the estimated fair market value of the options at the date of grant.

Dollars in Thousands, Except Per Share Data	2002	2001	2000

Net (loss) income	$(4,637)	$98,552	$(675)
Basic (loss) earnings per share	$(0.12)	$2.59	$(0.02)
Diluted (loss) earnings per share	$(0.12)	$2.22	$(0.02)

The estimated fair value of each option grant is determined using the Black-Scholes option-pricing model with the following ranges of assumptions: expected term of two to four years; expected volatility of 83-100%; and expected risk-free interest rates of 2-7%. The weighted-average estimated fair value of options granted during 2002, 2001 and 2000 were $5.76, $3.58 and $4.95, respectively.

Employee Stock Purchase Plan

In May 2000, the stockholders approved the 2000 Employee Stock Purchase Plan (“ESPP”). The terms of the ESPP allow for qualified employees (as defined therein) to participate in the purchase of up to 500,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 116,940, 130,001 and 76,973 shares of common stock during 2002, 2001 and 2000, respectively, pursuant to this plan at an average price per common share of $4.99, $4.51 and $4.04, respectively.

Shareholders Rights Plan

Effective July 1997, our Board of Directors adopted a shareholders rights plan under which a dividend of one preferred share purchase right (the “Right”) was distributed for each outstanding share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. The Rights expire in August 2007, and are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of the common stock. Such percentage may be lowered at the Board’s discretion. If the Rights become exercisable, the holder (other than the individual or group who triggered the exercisability) may be entitled to receive upon exercise shares of our common stock having a market value of two times the exercise price of the Rights, or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. We are entitled to redeem the Rights in whole for $0.01 per Right under certain circumstances.

Shares of Common Stock

As of December 28, 2002, 11.5 million shares of common stock in the aggregate were reserved for issuance related to stock options, warrants and employee benefit plans.

NOTE 10 SALE OF ASSETS

On September 6, 2001, we sold the operating assets of a majority of our antibody collection business and testing laboratory for $156.3 million in cash. The assets sold were certain real estate, leasehold interests, fixtures, furniture, tools, machinery and equipment, other fixed assets, antibody inventories and related supplies, contracts, agreements, arrangements and/or commitments, licenses and permits, business and financial records, intellectual property and goodwill related to the operation of the 47 antibody collection centers and our testing laboratory included in the transaction.

The following is a summary of the components of the gain on the sale of assets:

Dollars in Thousands

Gross proceeds from sale	$156,291
Net investment in transferred operations:
Fixed assets	(17,423)
Goodwill/intangibles	(15,024)
Inventory	(13,291)
Other working capital adjustments	(585)
Transaction costs	(5,749)

Gain on sale of assets before tax	$104,219

Transaction costs include $4.1 million of cash closing costs.

We were advised in the transaction by an investment bank, the president of which is a member of our Board of Directors. The investment bank’s services were utilized due to its specific experience in our industry. We believe the professional fees paid of $1.5 million were commensurate with market rates for such services in this type of transaction.

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

The balance of the restructuring accrual was comprised of anticipated shut-down and severance costs related to the scheduled closure of an antibody collection center in the original plan. In the third quarter of 2000, we determined that operations would continue at this center for the foreseeable future and the center continued in operation. Based on this change to the original operating plan, the remaining accrual of $0.9 million was reversed into income during the third quarter of 2000 and reported as a non-recurring credit. This antibody collection center was included in the centers sold as part of the sale of the majority of the antibody collection business and testing laboratory in September 2001.

A summary of our restructuring activity for the year ended December 30, 2000 is presented below:

Dollars in Thousands

Balance at December 31, 1999	$4,083
Activity during 2000:
Termination benefit payments	(208)
Non-recurring credit	(3,875)

Balance at December 30, 2000	$—

NOTE 12 INCOME TAXES

Income before income taxes was taxed domestically only.

The provision for income taxes consists of the following:

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Current:
Federal	$—	$(4,119)	$(48)
State	(133)	(3,000)	(52)

Subtotal	(133)	(7,119)	(100)
Deferred:
Federal	(482)	(4,169)	—
State	—	(89)	—

Subtotal	(482)	(4,258)	—

Total	$(615)	$(11,377)	$(100)

Deferred tax (liabilities) assets are comprised of the following:

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001

Deferred tax assets:
Net operating loss carryforwards	$6,057	$1,040
Capitalized research and development	2,156	3,473
Research and development tax credit	5,677	4,296
Inventory reserve and capitalization	1,924	2,174
Amortization	1,847	2,178
Bad debt reserve	109	350
Depreciation	1,296	709
Alternative minimum tax credit	900	3,148
Deferred income	20	1,119
Other	665	2,265

Deferred tax assets	20,651	20,752
Deferred tax liabilities:
Depreciation	(21,882)	(17,850)
Other	(1,097)	(1,442)

Deferred tax liabilities	(22,979)	(19,292)

Net deferred tax (liabilities) assets	$(2,328)	$1,460

We have net operating loss carryforwards of approximately $20.6 million that expire at various dates through 2022. Approximately $4.3 million of the net operating loss carryforwards are related to the exercise of employee stock options, and we will record a tax benefit of approximately $1.6 million through capital in excess of par value when losses are realized.

We have research and development tax credit carryforwards of $5.7 million that expire in varying amounts through 2022. We have alternative minimum tax credit carryforwards of $0.9 million that are available to offset future regular tax liabilities, and do not expire.

The ultimate realization of the remaining deferred tax assets is largely dependent on our ability to generate sufficient future taxable income. Management has determined that no valuation allowance is necessary for the years ended December 28, 2002 and December 29, 2001.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Years Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Federal statutory rate	34.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0	2.8	1.4
Goodwill and other amortization	—	2.6	7.1
Foreign sales benefit and nondeductible items	(1.0)	—	—
Merger transaction cost	—	—	(1.1)
Decrease in valuation allowance	—	(30.2)	(14.1)
Tax credits	(17.8)	(0.4)	(25.2)
Other	2.8	—	(0.9)

Total	23.0%	9.8%	2.2%

NOTE 13 EARNINGS PER SHARE

The following table is a reconciliation between basic and diluted earnings per share for net income for the years ended December 28, 2002, December 29, 2001 and December 30, 2000:

		Effect of Dilutive
		Securities

		Stock
		options
	Basic	and other		Diluted
Amounts in Thousands,	Earnings	dilutive	Convertible	Earnings
Except Per Share Data	Per Share	Securities	Notes	Per Share

2002
Net income	$2,055	—	$—	$2,055
Shares	38,670	971	—	39,641
Per share amount	$0.05	—	$—	$0.05

2001
Net income	$104,682	—	$1,176	$105,858
Shares	37,980	1,285	5,607	44,872
Per share amount	$2.76	—	$0.21	$2.36

2000
Net income	$4,359	—	$—	$4,359
Shares	36,604	1,135	—	37,739
Per share amount	$0.12	—	$—	$0.12

NOTE 14 EMPLOYEE BENEFIT PLANS

Effective December 31, 2001, the discretionary company match for employee contributions to the Nabi Savings and Retirement Plan (the “Plan”) was changed to 4% of the participant’s earnings commencing in 2002. The plan permits employees to contribute up to 15% of pre-tax annual compensation. In 2001 and 2000, there were two defined plans with a discretionary match by the company equal to 50% of each participant’s contribution, up to an amount equal to 2% of the participant’s earnings. Effective December 31, 2001, these two plans were merged into the Plan. Our matching contributions to the plans were approximately $1.0 million in 2002, $0.4 million in 2001 and $0.5 million 2000.

NOTE 15 LEASES

We conduct certain of our operations under operating lease agreements. The majority of these lease agreements contain renewal options which enable us to renew the leases for periods of two to ten years at the then fair rental value at the end of the initial lease term.

Rent expense was approximately $3.8 million, $6.6 million and $7.2 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The decrease in rent expense in the year ended December 28, 2002 compared to the years ended December 29, 2001 and December 30, 2000, respectively, is due to the effect of the sale of the majority of the antibody collection business and testing laboratory in September 2001.

As of December 28, 2002, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	Dollars in Thousands

2003	$3,171
2004	1,987
2005	1,125
2006	531
2007	439
Thereafter	960

Total minimum lease commitments	$8,213

NOTE 16 RELATED PARTY TRANSACTIONS

At December 29, 2001, notes receivable from corporate officers aggregated $162,000 at an interest rate equal to the prime interest rate. Repayment in full was made in the first quarter of 2002 and there are no amounts receivable from corporate officers at December 28, 2002.

In 2001, we engaged an investment bank, the president of which is a member of our Board of Directors, to provide certain services to us in connection with our review and implementation of a corporate expansion strategy. This engagement, which may be terminated by either party upon thirty days notice, currently provides for a monthly retainer of $30,000 and additional fees under certain circumstances. During 2002 and 2001 we paid this investment bank $628,000 and $100,000, respectively, including expenses, under this engagement. We believe the terms of the engagement are no less favorable to us than would have been obtained from an unrelated party. This investment bank also advised us and received a fee in connection with the sale of the majority of the antibody collection business and testing laboratory. Refer to Note 10.

NOTE 17 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

Under a license and distribution agreement with Cangene Corporation (“Cangene”), we have exclusive rights to distribute and market WinRho SDF in the U.S. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales and shares equally in the profits from sales after accounting for the costs of production and selling expenses. We report Cangene’s share of profits as royalty expense. The license and distribution agreement concludes in March 2005.

In 1997, we acquired from Baxter the exclusive rights to Autoplex T in the U.S., Canada and Mexico. In connection with the acquisition, Baxter agreed to manufacture Autoplex T for us until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission (“FTC”), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the third twelve-month extension beginning in May 2002. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2003 or by a later date agreed to by the FTC. We anticipate that the period Baxter manufactures Autoplex T under the terms of the consent order from the FTC will be extended for the twelve-month period through May 2004. If the rights revert to Baxter and Baxter later sells these rights, we would share equally the proceeds of any such sale with Baxter, and under certain circumstances Baxter will be required to make a specified payment to us. Upon FDA licensure to manufacture the product, we are obligated to pay $1.0 million to Baxter, subject to recovery of fifty percent (50%) of expenditures incurred to license the product in excess of $6.0 million.

In 1999, we entered into a five-year agreement with DSM Pharmaceuticals, Inc. (formerly Catalytica Pharmaceuticals) (“DSM”) for exclusive distribution rights in the U.S. and Canada for Aloprim. Under this agreement, we sell and DSM manufactures the product and both companies share equally in profits from the sale of the product after accounting for the costs of production and selling expenses on the first $4 million of product sales in any given year. On sales of Aloprim in excess of $4 million in a year, profits are shared 70% to us and 30% to DSM. In the event DSM obtains sales and distribution rights in additional territories to the U.S. and Canada, we can purchase the rights to Aloprim in these additional territories. We have the option to acquire the rights to manufacture and distribute the product from DSM prior to expiration of the distribution agreement. Our current agreement with DSM expires in 2004.

In May 2000, we entered into agreements with Dow for the contract production and commercial supply of StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. We plan to use StaphVAX material from initial clinical lots manufactured at Dow under cGMP for an immunogenicity study and for the confirmatory Phase III trial planned to commence in 2003. We expect Dow to complete scale-up of manufacturing at the facility and to begin the production of consistency lots of StaphVAX in 2004. The contract manufacturing agreements required us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for the future commercial scale manufacture of StaphVAX, its intended use. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Dow. The contract to ready the Dow facility to manufacture StaphVAX was originally scheduled to expire in October 2002, has been extended to March 2003. We expect to execute amended contracts with Dow to complete readying the facility for its intended use and for the commercial manufacture of StaphVAX in March 2003. These contracts are expected to require us to make significant additional payments to Dow which will also be recorded as a Manufacturing Right to ready its facility for the commercial manufacture of StaphVAX.

NOTE 18 COMMITMENTS AND CONTINGENCIES

In February 2003, we entered into an agreement to construct a facility in Boca Raton, Florida to house our laboratory facility and cold storage capacity that is expected to replace our leased facilities in Miami, Florida. This agreement includes a noncancelable capital commitment of approximately $3.2 million.

As of December 28, 2002, we had open purchase order commitments of $5.7 million. See lease commitments discussed at Note 15.

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

During 2002, we were named as one of over 40 pharmaceutical and biopharmaceutical defendants in three class action lawsuits, filed in the Superior Court of the State of California; two filed in the County of San Francisco on August 23, 2002 and September 9, 2002 and one filed in the County of Alameda on July 12, 2002. The cases each involve claims that insurers and consumers of defendants’ products made overpayments for those products based on an alleged manipulation of Average Wholesale Price (“AWP”), a standard which governs amounts that physicians, hospitals and other providers receive as reimbursement for purchases of defendants’ products. The plaintiffs seek damages, equitable relief and disgorgement of profits. The three lawsuits are in their preliminary stages; no class has been certified. To date, we have been served in only one of the three suits. The lawsuits do not allege that we collected monies from the putative plaintiffs. We believe that, to the extent the putative plaintiffs made any payments based on AWP, such payments were made to physicians, hospitals and other providers, not to us. We deny any liability and intend to vigorously defend the suits.

NOTE 19 INDUSTRY SEGMENT INFORMATION

We manage our operations in two reportable segments, the biopharmaceutical products and antibody products segments. The biopharmaceutical products segment consists of the production and sale of proprietary biopharmaceutical products and research and development efforts for the biopharmaceutical product lines. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other biopharmaceutical manufacturers, the production and sale of antibody-based control and diagnostic products and laboratory testing services.

The accounting policies for each of the segments are the same as those described in the summary of significant accounting policies. There are no inter-segment sales. Antibody product used to manufacture Nabi-HB is transferred from our antibody segment to our biopharmaceutical segment at cost. We evaluate the performance of each segment based on operating profit or loss. There is no inter-segment allocation of interest expense and income taxes.

Information regarding our operations and assets for the two industry segments is as follows:

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Sales:
Biopharmaceutical products	$89,466	$73,439	$72,985
Antibody products	106,500	161,390	155,798

	$195,966	$234,829	$228,783

Gross margin:
Biopharmaceutical products	$54,764	$51,741	$52,550
Antibody products	9,149	18,382	4,292

	$63,913	$70,123	$56,842

Operating income:
Biopharmaceutical products	$6,732	$12,037	$17,614
Antibody products	(3,062)	104,974	(10,158)

	$3,670	$117,011	$7,456

Depreciation and amortization expense:
Biopharmaceutical products	$6,966	$2,282	$1,926
Antibody products	2,744	6,477	7,166

	$9,710	$8,759	$9,092

Non-recurring item:
Biopharmaceutical products	$—	$—	$(3,012)
Antibody products	—	—	(863)

	$—	$—	$(3,875)

Capital expenditures:
Biopharmaceutical products	$1,981	$11,269	$16,351
Antibody products	2,290	1,783	2,609

	$4,271	$13,052	$18,960

Assets:
Biopharmaceutical products	$159,890	$172,988
Antibody products	68,206	136,495

	$228,096	$309,483

A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Income before income taxes:
Reportable segment operating income	$3,670	$117,011	$7,456
Unallocated interest expense	(2,130)	(2,128)	(3,581)
Unallocated other income and expense, net	1,130	1,176	584

Consolidated income before income taxes	$2,670	$116,059	$4,459

Depreciation and amortization expense:
Reportable segment depreciation and amortization expense	$9,710	$8,759	$9,092
Unallocated corporate depreciation and amortization expense	367	732	746

Consolidated depreciation and amortization expense	$10,077	$9,491	$9,838

Capital expenditures:
Reportable segment capital expenditures	$4,271	$13,052	$18,960
Unallocated corporate capital expenditures	1,446	—	23

Consolidated capital expenditures	$5,717	$13,052	$18,983

Assets:
Reportable segment assets	$228,096	$309,483
Unallocated corporate assets	4,720	5,141

Consolidated assets	$232,816	$314,624

Information regarding sales by geographic area for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 and information regarding long-lived assets at December 28, 2002 and December 29, 2001 is as follows:

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Sales:
Domestic	$174,291	$190,830	$183,995
Foreign	21,675	43,999	44,788

Total	$195,966	$234,829	$228,783

Long-lived assets:
Domestic	$119,770	$115,786
Foreign	—	—

Total	$119,770	$115,786

Foreign sales are determined based upon customer location. The majority of our sales are generated from the U.S. Our principal foreign markets were South Korea, the United Kingdom and Germany in 2002. In the years ended December 28, 2002, December 29, 2001 and December 30, 2000, sales to foreign markets were derived wholly from antibody products.

Sales for the year ended December 28, 2002 included one customer of our antibody products segment, Bayer Corporation, and two customers of our biopharmaceutical product segment, Cardinal Health, Inc. and AmerisourceBergen, representing 35%, 15% and 14% of sales, respectively. Sales for the year ended December 29, 2001 included two customers of our antibody products segment, Bayer Corporation and Baxter Healthcare Corporation, and one customer of our biopharmaceutical product segment, Cardinal Health, Inc., representing 24%, 19% and 10% of sales, respectively. Sales for the year ended December 30, 2000 included two customers of our antibody products segment, Baxter Healthcare Corporation and Bayer Corporation, and one customer of our biopharmaceutical product segment, Cardinal Health, Inc., representing 22%, 18% and 11% of sales, respectively.

NOTE 20 SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended

Dollars in Thousands	December 28, 2002	December 29, 2001	December 30, 2000

Supplemental cash flow information:
Interest paid, net of capitalized interest	$3,677	$2,042	$2,966

Income taxes (refunded) paid	$(1,035)	$4,386	$(38)

Non-cash extinguishment of 6.5% Convertible Subordinated Notes in exchange for common stock	$—	$—	$2,000

NOTE 21 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Thousands,				Basic (Loss)	Diluted (Loss)
Except Per Share Data	Sales	Gross Profit Margin	Net (Loss) Income	Earnings Per Share	Earnings Per Share

2002
1st Quarter	$40,969	$14,122	$(661)	$(0.02)	$(0.02)
2nd Quarter	50,802	16,496	821	0.02	0.02
3rd Quarter	46,100	15,499	825	0.02	0.02
4th Quarter	58,095	17,796	1,070	0.03	0.03

Year 2002	$195,966	$63,913	$2,055	$0.05	$0.05

2001
1st Quarter	$60,178	$13,637	$685	$0.02	$0.02
2nd Quarter	65,288	17,411	1,515	0.04	0.04
3rd Quarter	54,603	16,678	101,036	2.66	2.25
4th Quarter	54,760	22,397	1,446	0.04	0.04

Year 2001	$234,829	$70,123	$104,682	$2.76	$2.36

Earnings per share were calculated for each three-month and twelve-month period on a stand-alone basis. The sum of the earnings per share for four quarters may not equal the earnings per share for the twelve months.

The results for the first quarter of 2002 included lower sales of biopharmaceutical products compared to the remainder of the quarters in 2002, due to seasonal fluctuations in our normal sales patterns. Operating expenses, particularly research and development expenses, did not vary in accordance with sales activity resulting in the quarterly net loss.

The results for the third quarter of 2001 included the gain on the sale of the majority of the antibody collection business and testing laboratory assets.

The results for the fourth quarter of 2001 included the benefit of the settlement of an arbitration proceeding with Baxter and the impact of changes in the estimated carrying values of deferred tax asset and liability balances at December 29, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Nabi Biopharmaceuticals

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not already provided in Item 4A will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 28, 2002, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 28, 2002, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 28, 2002, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 28, 2002, and such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

As of December 28, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 28, 2002.

Nabi Biopharmaceuticals

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

(3)	EXHIBITS

3.1	Restated Certificate of Incorporation of Nabi (incorporated by reference to Exhibit 3.1 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1995)
3.2	By-Laws of Nabi (incorporated by reference to Exhibit 10.40 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
4.1	Specimen Stock Certificate (incorporated by reference to Nabi’s Registration Statement on Form S-2; Commission File No. 33-83096)
4.2	Rights Agreement dated as of August 1, 1997, as Amended between Nabi and Registrar and Transfer Company (incorporated by reference to Exhibit 10.28 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1997)

4.3	Registration Rights Agreement by and between Nabi and Robertson, Stephens & Company LLC and Raymond James & Associates, Inc., dated as of February 1, 1996
4.4*	Agreement of Substitution and Amendment of Rights Agreement dated July 1, 2002
10.1	Shareholder Agreement effective as of September 30, 1992 between Nabi and Abbott Laboratories (incorporated by reference to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1992)
10.2	Plasma Supply Agreement dated January 1, 1994 between Baxter Healthcare Corporation and Nabi (confidential treatment) (incorporated by reference to Nabi’s Registration Statement on Form S-2; Commission File No. 33-83096)
10.3	Lease Agreements dated December 11, 1990, as modified on May 23, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi’s Registration Statement on Form S-2; Commission File No. 33-83096)
10.4	Lease Agreement dated March 31, 1994 between Nabi and Angelo Napolitano, Trustee, for certain real property located at 16500 N.W. 15th Avenue, Miami, Florida (incorporated by reference to Nabi’s Registration Statement on Form S-2; Commission File No. 33-83096)
10.5	Employment Agreement dated January 1, 1993 between Nabi and David J. Gury (incorporated by reference to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1992)
10.6	1990 Equity Incentive Plan (incorporated by reference to Appendix A to Nabi’s Proxy Statement dated April 22, 1997)
10.7	Amended and Restated Incentive Stock Option Plan adopted in 1993 (incorporated by reference to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1992)
10.8	Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit A to Nabi’s Proxy Statement dated April 26, 1995)
10.9	Change in Control: Executive Compensation Package Agreement dated September 18, 1998 between David J. Gury and Nabi (incorporated by reference to Exhibit 10.19 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.10	1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.11	Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Dr. Robert B. Naso and Nabi (incorporated by reference to Exhibit 10.26 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)
10.12	Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.29 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)

10.13	Nabi 2000 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38864)
10.14	Nabi 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38864)
10.15	Nabi-Rockville Savings & Retirement Plan (incorporated by reference to Exhibit 4.1 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38866)
10.16	Nabi Savings & Retirement Plan (incorporated by reference to Exhibit 4.1 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38868)
10.17	Change in Control Addendum dated December 11, 2000 between David J. Gury and Nabi (incorporated by reference to Exhibit 10.35 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)
10.18	Change in Control Addendum dated December 11, 2000 between Dr. Robert B. Naso and Nabi (incorporated by reference to Exhibit 10.36 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)
10.19	Change in Control Addendum dated December 11, 2000 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.39 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)
10.20	Stonebridge Associates Agreement dated February 15, 2001 (incorporated by reference to Exhibit 10.41 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)
10.21	Employment Agreement dated April 1, 2001 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.42 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)
10.22	Employment Agreement dated April 1, 2001 between Mark L. Smith and Nabi (incorporated by reference to Exhibit 10.43 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)
10.23	Employment Agreement dated August 1, 2001 between Dr. Robert B. Naso and Nabi (incorporated by reference to Exhibit 10.44 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)
10.24	Employment Agreement dated October 1, 2001 between C. Thomas Johns and Nabi (incorporated by reference to Exhibit 10.45 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)
10.25	Employment Agreement dated October 1, 2001 between Gary Siskowski and Nabi (incorporated by reference to Exhibit 10.46 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)
10.26	Stonebridge Associates Agreement dated October 26, 2001 (incorporated by reference to Exhibit 10.48 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.27	Change in Control: Executive Compensation Package Agreement dated April 1, 2001 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.49 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002)
10.28	Change in Control: Executive Compensation Package Agreement dated April 1, 2001 between Mark L. Smith and Nabi (incorporated by reference to Exhibit 10.50 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002)
10.29	Agreement for Purchase and Sale of Assets by and between Nabi and CSL Limited dated June 25, 2001 (incorporated by reference to Exhibit 2.1 to Nabi’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 24, 2001)
10.30	First Amendment to Agreement for Purchase and Sale of Assets dated September 6, 2001 (incorporated by reference to Exhibit 2.2 to Nabi’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 24, 2001)
10.31*	Employment Agreement dated November 11, 2002 between Daniel Greenleaf and Nabi Biopharmaceuticals
10.32*	Indemnification Agreement between Nabi and Mark Smith dated September 11, 2000
10.33*	Indemnification Agreement between Nabi and Thomas H. McLain dated September 11, 2000
10.34*	Indemnification Agreement between Nabi Biopharmaceuticals and Daniel Greenleaf dated November 25, 2002
10.35*	Stonebridge Associates Amended Agreement dated October 22, 2002
21*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Certified Public Accountants
99.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated February 26, 2003

*	Filed herewith

(b)   REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 28, 2002.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2003.

Nabi Biopharmaceuticals

By:	/s/ David Gury

David J. Gury
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David J. Gury David J. Gury	Chairman of the Board and Chief Executive Officer	February 28, 2003

/s/ Thomas H. McLain Thomas H. McLain	President, Chief Operating Officer and Director	February 28, 2003

/s/ Mark L. Smith Mark L. Smith	Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer	February 28, 2003

/s/ David L. Castaldi David L. Castaldi	Director	February 28, 2003

/s/ Geoffrey F. Cox Dr. Geoffrey F. Cox	Director	February 28, 2003

/s/ George W. Ebright George W. Ebright	Director	February 28, 2003

/s/ Richard A. Harvey, Jr. Richard A. Harvey, Jr.	Director	February 28, 2003

/s/ Linda Jenckes Linda Jenckes	Director	February 28, 2003

/s/ Stephen G. Sudovar Stephen G. Sudovar	Director	February 28, 2003

Nabi Biopharmaceuticals

CERTIFICATIONS

I, David J. Gury, certify that:

     1.     I have reviewed this annual report on Form 10-K of Nabi Biopharmaceuticals;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003
	By:	/s/ David J. Gury

David J. Gury
Chairman and Chief Executive Officer

Nabi Biopharmaceuticals

CERTIFICATIONS

I, Mark L. Smith, certify that:

     1.     I have reviewed this annual report on Form 10-K of Nabi Biopharmaceuticals;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	By:	/s/ Mark L. Smith

Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Nabi Biopharmaceuticals

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions		Deductions

	Balance at	Charged to Costs	Charged to Other	Write-Offs Charged	Balance at End of
Classification	Beginning of Period	and Expenses	Accounts	Against Reserve	Period

Year ended December 28, 2002:
Allowance for doubtful accounts	$962	$751	$19	$1,085	$647
Inventory valuation allowance	4,152	683	(69)	277	4,489
Year ended December 29, 2001:
Allowance for doubtful accounts	$417	$627	$(58)	$24	$962
Deferred tax asset valuation allowance	34,307	—	(34,307)	—	—
Inventory valuation allowance	2,959	3,514	273	2,594	4,152
Year ended December 30, 2000:
Allowance for doubtful accounts	$62	$380	$—	$25	$417
Deferred tax asset valuation allowance	34,886	—	(579)	—	34,307
Inventory valuation allowance	3,276	2,625	(1,122)	1,820	2,959