Form 10-Q
period 2003-06-28
NABI  BIOPHARMACEUTICALS
filed 2003-07-25
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at July 22, 2003 was 44,546,953 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(Amounts in Thousands)	June 28, 2003	December 28, 2002

Assets
Current assets:
Cash and cash equivalents	$58,611	$51,737
Trade accounts receivable, net	22,466	36,326
Inventories, net	24,306	19,388
Prepaid expenses and other current assets	5,272	5,595

Total current assets	110,655	113,046

Property, plant and equipment, net	100,089	103,706
Other assets:
Intangible assets, net	15,756	13,050
Other, net	4,010	3,014

Total assets	$230,510	$232,816

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,939	$21,654
Accrued expenses	17,748	16,897
Notes payable, short term	1,500	—

Total current liabilities	27,187	38,551
Notes payable	8,500	—
Other liabilities	7,413	5,236

Total liabilities	43,100	43,787

Stockholders’ equity:
Convertible preferred stock, par value $.10 per share:
5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share:
75,000 shares authorized; 39,583 and 38,947 shares outstanding, respectively	3,958	3,895
Capital in excess of par value	161,965	159,568
Treasury stock, 617 and 386 shares at cost	(3,769)	(2,140)
Retained earnings	25,256	27,706

Total stockholders’ equity	187,410	189,029

Total liabilities and stockholders’ equity	$230,510	$232,816

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

		(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended

(Amount in Thousands, Except Per Share Data)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Sales	$34,649	$50,802	$86,160	$91,771
Costs and expenses:
Costs of products sold	15,726	30,009	46,680	55,297
Royalty expense	4,384	4,297	8,299	5,856

Gross Margin	14,539	16,496	31,181	30,618

Selling, general and administrative expense	12,698	10,240	22,837	19,423

Research and development expense	5,936	4,930	11,730	9,342

Other operating expense, principally freight and amortization	175	200	365	398

Operating (loss) income	(4,270)	1,126	(3,751)	1,455

Interest income	164	246	370	893

Interest expense	(62)	(77)	(63)	(1,944)

Other income (expense), net	9	(192)	18	(182)

(Loss) income before benefit (provision) for income taxes	(4,159)	1,103	(3,426)	222

Benefit (provision) for income taxes	1,160	(282)	976	(62)

Net (loss) income	$(2,999)	$821	$(2,450)	$160

Basic (loss) earnings per share	$(0.08)	$0.02	$(0.06)	$—

Diluted (loss) earnings per share	$(0.08)	$0.02	$(0.06)	$—

Basic weighted average shares outstanding	39,138	38,648	39,050	38,585

Diluted weighted average shares outstanding	39,138	39,562	39,050	39,767

See accompanying notes to consolidated financial statements

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Six Months Ended

(Dollars in Thousands)	June 28, 2003	June 29, 2002

Cash flow from operating activities:
Net (loss) income	$(2,450)	$160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,319	4,901
Provision for doubtful accounts	(3)	366
Provision for slow moving or obsolete inventory	707	—
Write-off of loan origination fees	—	400
Non-cash compensation	640	334
Write-off obsolete fixed assets	21	269
Changes in assets and liabilities:
Decrease in trade accounts receivable	13,861	1,458
Increase in inventories	(5,625)	(2,092)
Decrease in prepaid expenses and other assets	324	3,788
Increase in other assets	(1,027)	(20)
Decrease in accounts payable and accrued liabilities	(11,062)	(10,645)

Total adjustments	3,155	(1,241)

Net cash provided by (used in) operating activities	705	(1,081)

Cash flow from investing activities:
Capital expenditures	(1,512)	(3,386)
Expenditures for other assets	(2,886)	(1,275)

Net cash used in investing activities	(4,398)	(4,661)

Cash flow from financing activities:
Borrowings under debt agreement	10,000	—
Retirement of convertible subordinated notes	—	(78,500)
Purchase of treasury stock	—	(917)
Proceeds from exercise of employee stock options	567	675

Net cash provided by (used in) financing activities	10,567	(78,742)

Net increase (decrease) in cash and cash equivalents	6,874	(84,484)
Cash and cash equivalents at beginning of period	51,737	131,192

Cash and cash equivalents at end of period	$58,611	$46,708

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

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our consolidated financial position as of June 28, 2003 and June 29, 2002, the consolidated results of our operations for the three months and six months ended June 28, 2003 and June 29, 2002 and our cash flows for the six months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

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

New accounting pronouncements: The Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. We are currently reviewing the potential impact of FIN 46 on our financial statements.

Basis of presentation: Certain items in the June 28, 2002 consolidated financial statements have been reclassified to conform to the current year’s presentation.

Stock-Based Compensation: On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We continue to account for stock-based compensation based on the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

The following table summarizes our results as if we had recorded stock-based compensation expense for the three months ended June 28, 2003 and June 29, 2002 and for the six months then ended, based on the provisions of SFAS 123, as amended by SFAS 148:

	For the Three Months Ended

(Dollars in Thousands, except per share amounts)	June 28, 2003	June 29, 2002

Net (loss) income:
As reported	$(2,999)	$821
Compensation expense, net of tax	(1,892)	(744)

Pro forma	$(4,891)	$77

Basic (loss) earnings per share:
As reported	$(0.08)	$0.02
Compensation expense, net of tax	(0.05)	(0.02)

Pro forma	$(0.13)	$—

Diluted (loss) earnings per share:
As reported	$(0.08)	$0.02
Compensation expense, net of tax	(0.05)	(0.02)

Pro forma	$(0.13)	$—

	For the Six Months Ended

(Dollars in Thousands, except per share amounts)	June 28, 2003	June 29, 2002

Net (loss) income:
As reported	$(2,450)	$160
Compensation expense, net of tax	(2,652)	(1,512)

Pro forma	$(5,102)	$(1,352)

Basic (loss) earnings per share:
As reported	$(0.06)	$—
Compensation expense, net of tax	(0.07)	(0.04)

Pro forma	$(0.13)	$(0.04)

Diluted (loss) earnings per share:
As reported	$(0.06)	$—
Compensation expense, net of tax	(0.07)	(0.04)

Pro forma	$(0.13)	$(0.04)

NOTE 3. INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(Dollars in Thousands)	June 28, 2003	December 28, 2002

Finished goods	$14,624	$12,142
Work in process	8,713	6,235
Raw materials	969	1,011

Total	$24,306	$19,388

The increase in inventory as of June 28, 2003 is primarily the result of higher levels of Nabi-HB inventory as compared to December 28, 2002.

NOTE 4. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing our net (loss) income by the weighted average number of shares outstanding during the period.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

The following table reconciles net (loss) income and shares for the basic and diluted (loss) earnings per share computations:

	For the Three Months Ended

(Amounts in Thousands, Except Per Share Amounts)	June 28, 2003			June 29, 2002

	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic (loss) earnings per share	$(2,999)	39,138	$(0.08)	$821	38,648	$0.02
Effect of dilutive securities:
Stock options and other dilutive Securities	—	—	—	—	914	—

Diluted (loss) earnings per share	$(2,999)	39,138	$(0.08)	$821	39,562	$0.02

	For the Six Months Ended

(Amounts in Thousands, Except Per Share Amounts)	June 28, 2003			June 29, 2002

	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount

Basic (loss) earnings per share	$(2,450)	39,050	$(0.06)	$160	38,585	$—
Effect of dilutive securities:
Stock options and other dilutive Securities	—	—	—	—	1,182	—

Diluted (loss) earnings per share	$(2,450)	39,050	$(0.06)	$160	39,767	$—

NOTE 5. OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Six Months Ended

(Dollars in Thousands)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Sales:
Biopharmaceutical products	$21,993	$24,827	$44,653	$40,136
Antibody products	12,656	25,975	41,507	51,635

Total	$34,649	$50,802	$86,160	$91,771

Gross Margin:
Biopharmaceutical products	$12,885	$14,787	$28,352	$25,849
Antibody products	1,654	1,709	2,829	4,769

Total	$14,539	$16,496	$31,181	$30,618

Operating (loss) income:
Biopharmaceutical products	$(2,411)	$2,674	$325	$2,774
Antibody products	(1,859)	(1,548)	(4,076)	(1,319)

Total	$(4,270)	$1,126	$(3,751)	$1,455

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

The following table reconciles reportable segment operating (loss) income to (loss) income before benefit (provision) for income taxes:

	For the Three Months Ended		For the Six Months Ended

(Dollars in Thousands)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Reportable segment operating (loss) income	$(4,270)	$1,126	$(3,751)	$1,455
Unallocated interest income	164	246	370	893
Unallocated interest expense	(62)	(77)	(63)	(1,944)
Unallocated other income (expenses), net	9	(192)	18	(182)

(Loss) income before benefit (provision) for income taxes	$(4,159)	$1,103	$(3,426)	$222

NOTE 6. TREASURY STOCK

In separate transactions on June 19, 2003, February 24, 2003 and March 28, 2002, an officer of the Company exercised stock options for 355,735 shares, 67,627 shares and 60,000 shares, respectively of our common stock. Additionally, on May 6, 2003 a member of our Board of Directors exercised stock options for 4,500 shares of our common stock. These purchases were paid for by delivery of 190,683 shares of common stock, 38,358 shares of common stock, 40,107 shares of common stock, and 2,371 shares of common stock, respectively, which were valued at $1.4 million, $0.2 million, $0.2 million and $16 thousand for the respective transactions. In each of the transactions, the shares delivered had been acquired more than six months earlier by the officer and the member of our Board of Directors. These shares have been accounted for as treasury stock.

On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. During the first six months of 2002, we purchased 171,483 shares of our common stock for $0.9 million under this buy back program. We did not purchase any shares of our common stock during the first six months of 2003. To date we have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

NOTE 7. INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(Dollars in Thousands)	June 28, 2003	December 28, 2002

Manufacturing Right	$13,502	$10,911
Other intangible assets	4,898	4,603
Less accumulated amortization	(2,644)	(2,464)

Total	$15,756	$13,050

In 2000, we entered into contract manufacturing agreements with Dow Biopharmaceuticals Contract Manufacturing Services (“Dow”) to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. We are using StaphVAX material from initial clinical lots manufactured at Dow under current Good Manufacturing Practices for the immunogenicity study that commenced in June 2003 and we plan to use this StaphVAX material for the confirmatory Phase III trial planned to commence in the second half of 2003. We expect Dow to complete scale-up of manufacturing at the facility and to begin the production of consistency lots of StaphVAX in 2004. The contract manufacturing agreements require us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for its intended use, the future commercial scale manufacture of StaphVAX. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. The original contract to ready the Dow facility to manufacture StaphVAX, which was scheduled to expire in October 2002, has been extended through July 2003. We expect to sign an amended contract with Dow to complete readying the facility for its intended use, the commercial manufacture of StaphVAX. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Dow. If we determine that commercial manufacture of StaphVAX will not occur at Dow’s facility, we will write off the Manufacturing Right in the period of that determination.

NOTE 8. RELATED PARTY TRANSACTIONS

On June 20, 2003, we entered into a retirement agreement with David J. Gury, our former Chief Executive Officer. As a result we incurred a charge of $3.3 million comprising approximately $3.0 million in future cash payments and $0.3 million of costs related to modification to certain of his outstanding stock options. The liability for future cash payments is included in accrued expenses for the current portion, and in other liabilities for the long-term portion, as of June 28, 2003. Future cash payments will be paid over three years commencing January 2004. In addition, we entered into a consulting agreement with Mr. Gury for provision of transition services through December 31, 2003. Mr. Gury continues to serve as non-executive Chairman of our Board of Directors.

In October 2001, we engaged Stonebridge Associates, LLC, an investment bank, the president of which is a member of our Board of Directors, to provide financial advisory services in connection with our review and implementation of a corporate expansion strategy. The agreement, as amended in October 2002, provides for a monthly retainer of $30 thousand plus hourly charges. If the engagement results in transactions by us involving aggregate consideration paid in excess of a specified level, Stonebridge receives additional fees based upon the consideration paid. Stonebridge acted as our financial adviser in connection with our agreement to acquire the worldwide rights to PhosLo® (Calcium Acetate) from Braintree Laboratories, Inc. announced on June 23, 2003 and will receive a fee of approximately $0.3 million for its services if the transaction is consummated. Refer to Note 12. We believe that the terms of the engagement with Stonebridge are no less favorable to us than would have been obtained from an unrelated party. During the quarters ended June 28, 2003 and June 29, 2002, we paid $0.1 million and $0.2 million, respectively to Stonebridge. In the six month periods ended June 28, 2003 and June 29, 2002, we paid $0.2 million and $0.3 million, respectively, to Stonebridge.

NOTE 9. NOTES PAYABLE

Notes payable consist of the following:

	June 28,	December 28,
Dollars in Thousands	2003	2002

Bank indebtedness:
Term loan	$10,000	$—

Total notes payable	10,000	—
Current maturities	(1,500)	—

Notes payable, long-term	$8,500	$—

On June 20, 2003, we entered into a three year credit facility agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35 million. The credit facility is comprised of a term loan of $10 million, which was drawn on June 20, 2003, and a revolving line of credit facility of up to $25 million. The term loan is repayable on an amortization schedule over the term of the credit agreement with a balloon payment due at the end of the term. Borrowings under the revolving line of credit are limited by borrowing base restrictions, and are comprised of eligible accounts receivable and inventory balances, as defined. Under the terms of the credit facility, the term loan bears interest at LIBOR plus 4.5% and the revolving line of credit bears interest at either the base rate plus 0.5% or LIBOR plus a percentage based upon our financial performance. Our obligations under the credit agreement are secured by all of the assets of the company. Under the terms of the credit agreement we must comply with certain covenants, including a restriction on payment of dividends. As of June 28, 2003 we complied with these covenants. Under the revolving line of credit facility we had no borrowings and an unused borrowing capacity of approximately $16 million as of June 28, 2003.

On April 8, 2002, we redeemed our 6.5% Convertible Subordinated Notes (the “Notes”) in the aggregate principal amount of $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003. In conjunction with the redemption notification made to the holders of the Notes on March 15, 2002, we recorded $0.4 million as interest expense for the write-off of loan origination fees.

NOTE 10. CONTINGENT LIABILITIES

We have entered into employment agreements in 2001, 2002 and 2003, with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the Company.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended

(Dollars in Thousands)	June 28, 2003	June 29, 2002

Interest paid	$3	$3,539

Income taxes (refunded) paid	$(441)	$1,644

Supplemental non-cash financing activities:
Stock options exercised for common stock	$1,629	$243

NOTE 12. PRODUCT ACQUISITION

On June 23, 2003, we announced that we had signed an agreement to acquire the worldwide rights to PhosLo from Braintree Laboratories, Inc. PhosLo is currently approved for the control of elevated phosphate levels (hyperphosphatemia) in patients with kidney failure. The transaction is expected to close on August 4, 2003, subject to the satisfaction of certain closing conditions. Under the terms of the agreement, we will acquire the worldwide rights to PhosLo for payment of $60.3 million in cash and issuance of 1.5 million shares of our common stock at the closing date and the payment of $30 million cash over the period ending March 1, 2007. Braintree Laboratories will continue to manufacture the product for us under a long-term manufacturing agreement. Stonebridge Associates, LLC, an investment banking firm, the president of which is a member of our Board of Directors, has acted as our financial adviser in connection with the acquisition of PhosLo and will receive a fee of approximately $0.3 million for its services if the transaction is consummated. Refer to Note 8.

NOTE 13. SUBSEQUENT EVENT

On July 17, 2003, we completed private placements of 5,577,000 shares of common stock to a group of institutional investors and realized approximately $31.3 million, net of issuance costs. Proceeds from the private placement will be used for our acquisition of PhosLo. Refer to Note 12.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months and six months ended June 28, 2003 and June 29, 2002. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended

(Dollars in Thousands)	June 28, 2003		June 29, 2002

Biopharmaceutical products:
-Nabi-HB	$7,139	20.6%	$8,682	17.1%
-WinRho SDF	12,792	36.9	10,689	21.1
-Other biopharmaceuticals	2,062	6.0	5,456	10.7

Biopharmaceutical subtotal	21,993	63.5	24,827	48.9

Antibody products:
-Specialty antibodies	6,395	18.4	8,178	16.1
-Non-specific antibodies	6,261	18.1	17,797	35.0

Antibody subtotal	12,656	36.5	25,975	51.1

Total	$34,649	100.0%	$50,802	100.0%

	For the Six Months Ended

(Dollars in Thousands)	June 28, 2003		June 29, 2002

Biopharmaceutical products:
-Nabi-HB	$17,403	20.2%	$17,663	19.2%
-WinRho SDF	24,112	28.0	14,615	15.9
-Other biopharmaceuticals	3,138	3.6	7,858	8.6

Biopharmaceutical subtotal	44,653	51.8	40,136	43.7

Antibody products:
-Specialty antibodies	12,478	14.5	15,336	16.7
-Non-specific antibodies	29,029	33.7	36,299	39.6

Antibody subtotal	41,507	48.2	51,635	56.3

Total	$86,160	100.0%	$91,771	100.0%

FOR THE THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

Sales. Sales for the second quarter of 2003 were $34.6 million compared to sales of $50.8 million for the second quarter of 2002.

Biopharmaceutical sales were $22.0 million in the second quarter of 2003 compared to $24.8 million in the second quarter of 2002. In the second quarter of 2003, biopharmaceutical sales benefited from increased sales of WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)] which increased almost 20% as compared to the second quarter of 2002. Based on our review of patient utilization data, patient use of WinRho SDF has attained record levels in the second quarter of 2003. This increase combined with increases in wholesaler and distributor inventory in response to increased patient demand have driven higher sales of WinRho SDF reported this quarter. Sales of Nabi-HB® [Hepatitis B Immune Globulin (Human)] decreased 18% from second quarter 2002 levels. The most significant use of Nabi-HB is for the treatment of hepatitis B positive liver transplant patients in the period of and following liver transplant. As reported by the United Network for Organ Sharing (“UNOS”), in the current year to date period liver transplants for hepatitis B patients have declined approximately 30% from the prior year. The effects of this decrease were partially offset by the beneficial impact of programs to increase market share for Nabi-HB. During the second quarter of 2002, sales of Nabi-HB to our wholesaler and distributor customers benefited from our management of the transition to product manufactured at our Boca Raton facility following licensure of the facility in October 2001. In the second half of 2001 we had reduced wholesaler and distributor inventories of Nabi-HB manufactured at the then contract manufacturer’s facility in anticipation of our licensure to manufacture of Nabi-HB at our Boca Raton biopharmaceutical manufacturing facility. Other biopharmaceuticals sales primarily comprise sales of Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim™ [(Allopurinol sodium) for injection]. The decrease in other biopharmaceuticals sales is due to lower sales of Autoplex T and Aloprim compared to the second quarter of 2002. Decreased sales of Autoplex T are the result of product supply shortfalls from the manufacturer that may continue through 2003. Aloprim sales, which were lower in the second quarter of 2003 compared to the second quarter of 2002 were impacted by product supply shortfalls from the manufacturer of the product in the first quarter of 2003 that resulted in patient treatments being supported by alternate products. Aloprim product supply from the manufacturer resumed in the second quarter of 2003 and we anticipate product sales for the full year to return to 2002 patient use levels. Aloprim sales in the second quarter of 2002 benefited from receipt of two backordered lots that were substantially sold in that period.

Total antibody sales in the second quarter of 2003 were $12.7 million compared to $26.0 million in the second quarter of 2002. Non-specific antibody sales decreased due to the impact of completing our obligations under a single contract in April 2003, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. The purchaser of the majority of the antibody collection business and testing laboratory supplied us with non-specific antibodies to fulfill this obligation at the selling price under this contract. As a result, we did not record any margin under this arrangement. Because we retained the risk of credit loss associated with this customer we recorded revenues on these sales. Such non-specific antibody sales totaled $0.2 million in the second quarter of 2003 and $13.4 million in the second quarter of 2002. Non-specific antibody sales from our antibody collection centers were $6.0 million in the second quarter of 2003 compared to $4.4 million in the second quarter of 2002. Specialty antibody sales were $6.4 million in the second quarter of 2003 compared to $8.2 million in the second quarter of 2002, a decrease of approximately $1.8 million, primarily reflecting reduced sales of rabies and RhoD antibodies. We have a contractual commitment to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at a low margin through 2004. This commitment limited our ability to sell these antibodies to other customers at higher margins during the second quarter of 2003 and we will be limited in our ability to sell these antibodies to other customers throughout 2003.

Gross margin. Gross margin, for the second quarter of 2003 was $14.5 million, or 42% of sales, compared to $16.5 million, or 32% of sales in the second quarter of 2002. The dollar decrease in gross profit for the second quarter of 2003 compared to the second quarter of 2002 primarily reflects decreased sales of Nabi-HB and Aloprim. During the second quarter of 2003 we carried out a scheduled maintenance shut down at our Boca Raton manufacturing facility. As a result, we incurred excess plant capacity expense of $1.8 million in the second quarter of 2003. This excess capacity expense compared to an excess plant capacity expense of $1.6 million in the second quarter of 2002, the facility’s third quarter of commercial operation. Gross margin in each of the second quarters of 2003 and 2002 benefited from gross non-performance penalty amounts from the manufacturer of Autoplex T of $2.1 million and $0.5 million, respectively.

Royalty expense for the second quarter of 2003 was $4.4 million, or 20% of biopharmaceutical sales compared to $4.3 million, or 17% of biopharmaceutical sales, in the second quarter of 2002, primarily reflecting increased sales of WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expense was $12.7 million for the second quarter of 2003 compared to $10.2 million, in the second quarter of 2002. Increased selling, general and administrative expense in the second quarter of 2003 included a charge of $3.3 million related to the retirement of our former Chief Executive Officer.

Research and development expense. Research and development expense was $5.9 million for the second quarter of 2003 compared to $4.9 million in the second quarter of 2002. Consistent with the strategic focus of our research and development activities, 60% of research and development expense in the second quarter of 2003 has been to support activity under our Gram-positive infections program. Our primary activities in the second quarter of 2003 were to successfully advance the manufacturing process for StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), including the formulation of bulk product and preparation for the upcoming confirmatory Phase III clinical trial of StaphVAX. On June 19, 2003, we announced the start of a clinical trial to evaluate the antibody level response of a limited number of clinical trial patients (immunogenicity) of StaphVAX using a lot of vaccine that was manufactured at our contract manufacturer’s site. This lot of vaccine is also intended for use in our confirmatory Phase III clinical trial for StaphVAX planned to commence later this year. In the second quarter, we also concluded an agreement with Duke University to conduct a Phase II clinical trial of Altastaph™ [Staphylococcus aureus Immune Globulin (Human)] in low birth weight newborns that is planned to commence in the third quarter of 2003. Other significant clinical activities included continuation of a Phase I/II clinical trial for NicVAX™ (Nicotine Conjugate Vaccine) in smokers and ex-smokers in The Netherlands. This trial is now fully enrolled. We expect to announce results from this Phase I/II trial in early 2004 and, based on initial safety data generated in the clinical trial in The Netherlands, we plan to commence a Phase II clinical trial of NicVAX™ in smokers in the US in the third quarter of 2003. This US based Phase II trial will be substantially funded by our National Institute of Drug Abuse (“NIDA”) grant. Research and development activities in the second quarter of 2003 further included costs related to ongoing support for our Civacir™ [Hepatitis C Immune Globulin (Human)] Phase I/II clinical trial, which has been completed and for which we expect to announce results later this year, and to support our Nabi-HB Intravenous Biologics License Application filed with the U.S. Food and Drug Administration in November 2002.

Interest income. Interest income for the second quarter of 2003 was $0.2 million compared to $0.2 million for the comparable period of 2002. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less.

Interest expense. Interest expense for the second quarter of 2003 was $62 thousand compared to $77 thousand for the second quarter of 2002. Interest expense in the second quarter of 2003 represents interest accrued on the credit facility entered into in June 2003.

Other factors. The provision for income taxes reflected a benefit of $1.2 million for the second quarter of 2003, compared to a provision of $0.3 million for the second quarter of 2002. The 28% effective tax rate in the second quarter of 2003 differs from the statutory rate of 35% primarily due to expected tax benefits arising from research and development tax credits and foreign sales credits.

FOR THE SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

Sales. Sales for the first six months of 2003 were $86.2 million compared to sales of $91.8 million for the first six months of 2002.

Biopharmaceutical sales in the first six months of 2003 were $44.7 million compared to $40.1 million for the first six months of 2002, an increase of 11%. Sales of WinRho SDF increased 65% in the first six months of 2003 compared to the first six months of 2002. Patient use of WinRho SDF has attained record levels in 2003. This increased patient usage of the product during the first six months of 2003 combined with increases in wholesaler and distributor inventory in response to increased patient demand have driven higher sales of WinRho SDF. In addition, sales of WinRho SDF in the first half of 2002 were negatively impacted by an inventory build-up by our wholesaler and distributor customers in 2001 in response to product supply shortages from the manufacturer of this product in 2001. Sales of Nabi-HB in the first half of 2003 were essentially even with the sales levels reported in the first half of 2002. The most significant use of Nabi-HB is for the treatment of hepatitis B positive liver transplant patients in the period of and following liver transplant. As reported by UNOS, in the current year to date period liver transplants for hepatitis B patients have declined approximately 30% from the prior year. The effects of this decrease were offset by the beneficial impact of programs to increase our market share for Nabi-HB resulting in year to date patient utilization of Nabi-HB being essentially even, in line with our year to date reported sales of Nabi-HB. Sales of Nabi-HB in the first half of 2002 benefited from completion of the transition to Nabi-HB product manufactured in our Boca Raton facility in that period. Other biopharmaceuticals sales primarily comprise sales of Autoplex T and Aloprim. Decreased sales of Autoplex T are the result of product supply shortfalls from the manufacturer that may continue through 2003. Aloprim sales were lower in the six months ended June 28, 2003 compared to the comparable period of 2002. Aloprim sales in the six month period were impacted by product supply shortfalls from the manufacturer of the product in the first quarter of 2003 which resulted in patient treatment being supported by alternate products. Aloprim supply from the manufacturer resumed in April 2003 and we anticipate Aloprim product sales for the full year to return to 2002 patient use levels. Aloprim sales in the first half of 2002 benefited from receipt of two back ordered lots that were substantially sold in that period.

Total antibody sales in the first six months of 2003 were $41.5 million compared to $51.6 million in the comparable period of 2002. Non-specific antibody sales include shipments to a single customer under a supply contract that we fulfilled in April 2003, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. The purchaser of the majority of the antibody collection business and testing laboratory supplied us with non-specific antibodies to fulfill this obligation at the selling price under this contract. As a result, we did not record any margin under this arrangement. Because we retained the risk of credit loss with this customer, we recorded revenues on these sales. Such non-specific antibody sales totaled $18.6 million for the first six months of 2003 and $27.6 million in the first six months of 2002. Non-specific antibody sales from our own antibody collection centers were $10.5 million in the first six months of 2003 compared to $8.6 million in the comparable period of 2002. Specialty antibody sales were $12.5 million in the six months ended June 28, 2003 compared to $15.3 million in the comparable period of 2002, a decrease of approximately $2.8 million. This decrease primarily reflects reduced sales of rabies, hepatitis B and RhoD antibodies. Hepatitis B antibodies produced at our antibody collection centers were primarily retained by us to support the manufacture of Nabi-HB in 2003, limiting the amount of these antibodies available for sale. Hepatitis B antibodies are the primary raw material in the manufacture of Nabi-HB. In addition, we have a contractual commitment to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at a low margin through 2004. This commitment limited our ability to sell these antibodies to other customers at higher margins during the first six months of 2003 and we will be limited in our ability to sell these antibodies to other customers throughout 2003. The impact of decreased rabies, hepatitis B and RhoD specialty antibody sales were partially offset by increased tetanus antibody sales.

Gross margin. Gross margin for the first six months of 2003 was $31.2 million, or 36% of sales, compared to $30.6 million, or 33% of sales, in the first six months of 2002. The increase in gross profit for the first six months of 2003 compared to the first six months of 2002 primarily reflects the increased proportion of higher margin biopharmaceutical sales compared to total sales reported this period. During the first six months of 2003, we incurred excess plant capacity expense of $1.8 million, which was due to a scheduled plant maintenance shutdown in the second quarter of 2003. Excess plant capacity expense was $2.1 million in the six months ended June 29, 2002, representing a period of the facility’s initial commercial operation. Gross margin in the first six months of 2003 and 2002 benefited from gross non-performance penalty amounts from the manufacturer of Autoplex T of $4.3 million and $1.7 million, respectively. Offsetting these gross margin gains were reduced margin from sales of antibody products, increased costs of manufacture for Nabi-HB and the impact of lower sales of Aloprim.

Royalty expense for the first six months of 2003 was $8.3 million, or 19% of biopharmaceutical sales, compared to $5.9 million, or 15% of biopharmaceutical sales, in the comparable period of 2002, primarily reflecting increased sales of WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expense was $22.8 million for the first six months of 2003 compared to $19.4 million in the comparable period of 2002. Increased selling, general and administrative expense in the first six months of 2003 included a charge of $3.3 million related to the retirement of our former Chief Executive Officer as well as increased use of consultants compared to the comparable period of 2002.

Research and development expense. Research and development expense was $11.7 million for the first six months of 2003 compared to $9.3 million in the comparable period of 2002. Consistent with the strategic focus of our research and development activities, 55% of research and development expense in 2003 has been to support activity under our Gram-positive infections program. Our primary activities in the first six months of 2003 were to successfully advance the manufacturing process for StaphVAX, including the formulation of bulk StaphVAX product and preparation for the upcoming confirmatory Phase III clinical trial of StaphVAX. On June 19, 2003, we announced the start of a clinical trial to evaluate the immunogenicity of StaphVAX using a lot of vaccine that was manufactured at our contract manufacturer’s site. This lot of vaccine is also intended for use in our confirmatory Phase III clinical trial of StaphVAX planned to commence later this year. In addition, we concluded an agreement with Duke University to conduct a Phase II clinical trial of Altastaph™ in low birth weight newborns that is scheduled to commence in the third quarter of this year. In other significant clinical activities we initiated a second Phase I/II clinical trial for NicVAX in smokers and ex-smokers in The Netherlands. This trial is now fully enrolled. We expect to announce results from this Phase I/II trial in early 2004. Based on the initial safety data obtained from the clinical trial conducted in The Netherlands, we plan to commence a Phase II clinical trial of NicVAX in smokers in the U.S. in the third quarter of 2003. This U.S. based Phase II trial will be substantially funded by our NIDA grant. Research and development activities in the first six months of 2003 also included costs related to ongoing support for our Civacir Phase I/II clinical trial, which has been completed and for which we expect to announce results later this year, and to support our Nabi-HB Intravenous Biologics License Application filed with the U.S. Food and Drug Administration in November 2002.

Interest income. Interest income for the first six months of 2003 was $0.4 million compared to $0.9 million for the comparable period of 2002. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The decrease in interest income is due to lower average outstanding cash balances and reduced interest rates. In September 2001, we received proceeds of $135 million, net of repayment of then outstanding bank debt and closing costs, from the sale of the majority of our antibody collection business and testing laboratory. These funds were invested in the financial instruments discussed above. In April 2002, a portion of these funds was utilized to redeem our $78.5 million 6.5% Convertible Subordinated Notes (the “Notes”).

Interest expense. Interest expense for the first half of 2003 was $63 thousand compared to $1.9 million for the first half of 2002. The 2003 amount represents interest accrued on the credit facility entered into on June 20, 2003. The 2002 expense relates to interest on the 6.5% Convertible Subordinated Notes which were redeemed in April 2002.

Other factors. The provision for income taxes reflected a benefit of $1.0 million for the six months ended June 28, 2003, compared to a provision of $62 thousand for the comparable period in 2002. The 29% effective tax rate for the six months of 2003 differs from the statutory rate of 35% primarily due to expected tax benefits arising from research and development tax credits and foreign sales credits.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at June 28, 2003 were $58.6 million.

Cash provided by operations for the six months ended June 28, 2003 was $0.7 million primarily reflecting decreased trade payables and accrued expenses of $11.1 million, including settlement of our prepaid property insurance premiums and amounts accrued for incentive compensation earned in 2002. In addition, cash used by operations reflected increased inventory of $5.6 million primarily resulting from increased levels of production of Nabi-HB during the first six months of 2003 to ensure adequate inventory on hand, including inventory to support our market needs during the scheduled plant maintenance shut down that occurred in the second quarter of 2003. These uses of cash were partially offset by reductions in trade receivables of approximately $13.9 million and cash generated from operations.

On June 20, 2003, we entered into a credit facility agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35 million. The credit facility is comprised of a term loan of $10 million, which was funded on June 20, 2003, and a revolving line of credit up to $25 million. The credit facility has a term of three years. The term loan is repayable on an amortization schedule over the term of the credit agreement with a balloon payment due at the term of the credit agreement. Borrowings under the revolving line of credit are limited by borrowing base restrictions, and are comprised of eligible accounts receivable and inventory balances, as defined. Under the terms of the credit agreement the term loan bears interest at LIBOR plus 4.5% and the revolving line of credit bears interest at either the base rate plus 0.5% or LIBOR plus a percentage based upon our financial performance. Our obligations under the credit agreement are secured by all of our assets. Under terms of the credit agreement we must comply with certain covenants, including a restriction on payment of dividends. As of June 28, 2003 we complied with these covenants. As of June 28, 2003, we had no borrowings and an unused borrowing capacity of approximately $16 million under the revolving line of credit agreement.

In 2000, we entered into contract manufacturing agreements with Dow Biopharmaceuticals Contract Manufacturing Services (“Dow”) to establish commercial manufacturing capability for StaphVAX. During the six months ended June 28, 2003, we paid $2.6 million related to the acquisition of a Manufacturing Right at the Dow facility. The acquired Manufacturing Right is recorded as an Intangible Asset in our financial statements. The original contract to ready the Dow facility to manufacture StaphVAX, which was scheduled to expire in October 2002, has been extended through July 2003. We expect to sign an amended contract with Dow to complete readying the facility for its intended use, the commercial manufacture of StaphVAX. This modification will require us to make significant additional payments to Dow, expected to be in excess of $15 million, relating to the acquisition of the Manufacturing Right. We also expect to have a right to cancel the amended Dow agreements for a limited period after the amendment is executed.

On June 23, 2003, we announced that we had signed an agreement to acquire the worldwide rights to PhosLo from Braintree Laboratories, Inc. Under the terms of the agreement, we will acquire the rights to PhosLo for the payment of $60.3 million in cash and issuance of 1.5 million shares of our common stock at the closing date for the transaction, currently anticipated as August 4, 2003, and the payment of $30 million cash over the period ending March 1, 2007.

Capital expenditures were $1.5 million for the first six months of 2003. At June 28, 2003, we had total capital commitments of $2.5 million for the remainder of 2003 related to construction of our laboratory and cold storage facilities on our property in Boca Raton, Florida.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, we incurred a charge of $3.3 million including $3.0 million in future cash payments over the three years commencing January 2004 and $0.3 million of costs related to modification of the rights under certain of his outstanding stock options.

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

We believe that cash flow from operations and cash and cash equivalents on hand, together with our ability to borrow funds should the need arise, will be sufficient to meet our anticipated cash requirements for operations for at least the next twelve months. In addition, in July we completed a private placement of 5,577,000 shares of common stock to a group of institutional investors and received cash of approximately $31.3 million, net of issuance costs. Proceeds from the equity placement will be used for our acquisition of PhosLo.

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

Intangible Assets

In 2000, we entered into contract manufacturing agreements with Dow to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX is being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. We are using StaphVAX material from initial clinical lots manufactured at Dow under current Good Manufacturing Practices for the immunogenicity study that commenced in June 2003, and we intend to use this StaphVAX material for the subsequent confirmatory Phase III trial, planned to commence in the second half of 2003. We expect Dow to complete scale-up of manufacturing at the facility and to begin the production of consistency lots of StaphVAX in 2004. The contract manufacturing agreements require us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for its intended use, the future commercial scale manufacture of StaphVAX. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Dow. Management believes that we will manufacture StaphVAX at Dow’s facility at commercial scale in future periods. If we determine that manufacture of StaphVAX will not occur at Dow’s facility, we will write off the Manufacturing Right in the period of that determination. As of June 28, 2003, and December 28, 2002, the Manufacturing Right was $13.5 million and $10.9 million, respectively.

Property, Plant and Equipment and Depreciation

We incurred $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida. We received approval to manufacture our antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in a FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first six months of 2003, we recorded additional depreciation of $1.0 million under this policy, including additional depreciation of $0.7 million in the second quarter ended June 28, 2003. For the comparable periods of 2002 we recorded additional depreciation of $1.0 million and $0.5 million, respectively.

Accounts Receivable and Revenue Recognition

In the first six months of 2003 and 2002, we had biopharmaceutical product sales of $44.7 million and $40.1 million, respectively. At June 28, 2003 and December 28, 2002 we had $22.5 million and $36.3 million respectively of accounts receivable including $14.7 million and $22.2 million respectively from biopharmaceuticals sales. Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements, government payer rebates and other wholesaler fees. At June 28, 2003 and December 28, 2003 we had $4.5 million and $3.9 million respectively, recorded in accrued expenses related to these contractual obligations.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At June 28, 2003 and December 28, 2002, we had inventory on hand of $24.3 million and $19.4 million respectively. In the six months ended June 28, 2003, we recorded a provision for inventory valuation allowance of $0.7 million. For the comparable period of 2002 we did not record any provision for inventory valuation allowance. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends, our expectations for sales trends in future periods and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity’s expected losses if they occur, receives a majority of the entity’s expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the nature, purpose, size and activity of the variable interest entity and the company’s maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after January 31, 2003. We are currently reviewing the potential impact of FIN 46 on our financial statements.

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

Interest Rate Risk. At June 28, 2003, we had a term loan under our credit facility of $10.0 million and cash and cash equivalents in the amount of $58.6 million. Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

Our exposure to market risk relates to our borrowings and to our cash and investments. Our borrowings under our credit facility are subject to changes in interest rates, specifically LIBOR, and expire in June 2006. We maintain an investment portfolio of money market funds, qualified purchaser funds, and auction rate securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one month. The table below presents the principal amount and weighted-average interest rate for our investment and debt portfolio:

Fair Value at
Dollars in Millions	June 28, 2003

Assets:
Cash equivalents	$58.6
Average interest rate	1.3%

Liabilities:
Notes payable	$10.0
Average interest rate	6.5%

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to litigation in the ordinary course of business. We do not believe that such litigation will have a material adverse effect on our future business, financial condition or results of operations.

During 2002, we were named as one of over 40 pharmaceutical and biopharmaceutical defendants in three lawsuits filed in the Superior Court of the State of California; two filed in the County of San Francisco on August 23, 2002 and September 9, 2002 and one filed in the County of Alameda on July 12, 2002. To date we have been served in only one suit. All three cases were removed to United States District Court for the Northern District of California. The cases each involve claims that insurers and consumers of the defendants’ products made overpayments for those products based on an alleged manipulation of Average Wholesale Price, a standard which governs amounts that physicians, hospitals and other providers receive as reimbursement for purchases of the defendants’ products. The plaintiffs seek damages, equitable relief and disgorgement of profits. The three lawsuits are in their preliminary stages. As described in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, all three cases have been transferred to the United States District Court for the District of Massachusetts for inclusion in the consolidated multi-district litigation (“MDL”). We were not a named defendant in this proceeding’s Master Consolidated Complaint, nor were we included as a defendant in the Amended Master Consolidated Complaint, which was filed by the MDL plaintiffs in June 2003. However, we are still a named defendant in the California cases that were transferred to Massachusetts federal court.

Item 2. Changes in Securities and Use of Proceeds

Under the terms of our credit agreement with Wells Fargo Foothill, Inc., we may not declare or pay dividends on our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholder’s meeting, which was held on May 16, 2003.

(a)	Election of the following persons to the Board of Directors:

DIRECTOR	VOTES

	FOR	WITHHELD

David L. Castaldi	36,006,729	393,595
Geoffrey F. Cox	35,954,033	446,291
George W. Ebright	35,735,143	665,181
David J. Gury	33,691,500	2,708,824
Richard A. Harvey, Jr.	33,906,212	2,494,112
Linda Jenckes	35,996,325	403,998
Thomas H. McLain	33,848,191	2,552,133
Stephen G. Sudovar	35,705,104	695,220

(b)	Proposal to approve an amendment to the Company’s 2000 Employee Stock Purchase Plan:

VOTES

FOR	AGAINST	ABSTAIN

35,021,345	1,262,685	116,293

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1		By-Laws of Nabi Biopharmaceuticals, as amended.

10.1	*	Development and License Agreement between Nabi Biopharmaceuticals and Pharmacia and Upjohn Company dated as of April 3, 2003.

10.2	*	Loan and Security Agreement by and among Nabi Biopharmaceuticals, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., dated as of June 18, 2003.

10.3	*	Asset Purchase Agreement by and between Nabi Biopharmaceuticals and Braintree Laboratories, Inc. dated as of June 23, 2003

99.1		Certification of Chief Executive Officer and Chief Financial Officer as required by 18 U.S.C. 1350

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

(b)	Reports on Form 8-K:

On April 23, 2003, we filed a current report on Form 8-K, reporting under Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9, “Regulation FD Disclosure” furnishing information pursuant to Item 12, “Results of Operations and Financial Condition.”

On June 23, 2003, we filed a current report on Form 8-K, reporting under Item 5, “Other Events and Required FD Disclosure.”

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: July 25, 2003	By: /s/ Mark Smith

Mark L. Smith Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer

Nabi Biopharmaceuticals

CERTIFICATIONS

I, Thomas H. McLain, certify that:

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

Date: July 25, 2003

By: /s/ Thomas H. McLain

Thomas H. McLain Chief Executive Officer and President

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

Date: July 25, 2003

By: /s/ Mark Smith

Mark L. Smith Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer