Form 10-Q
period 2003-09-27
NABI  BIOPHARMACEUTICALS
filed 2003-10-27
CIK 72444

DRAFT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at October 22, 2003 was 46,659,503 shares.

DRAFT

Nabi Biopharmaceuticals

DRAFT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 27,	December 28,
(Amounts in Thousands)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$26,248	$51,737
Trade accounts receivable, net	35,954	36,326
Inventories, net	25,819	19,388
Prepaid expenses and other current assets	5,224	5,595

Total current assets	93,245	113,046
Property, plant and equipment, net	100,444	104,066
Other assets:
Intangible assets, net	109,390	12,690
Other, net	3,948	3,014

Total assets	$307,027	$232,816

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,826	$21,654
Accrued expenses	23,944	16,897
Notes payable, PhosLo acquisition	4,014	—
Notes payable	2,000	—

Total current liabilities	37,784	38,551
Notes payable, PhosLo acquisition	23,047	—
Notes payable	8,000	—
Other liabilities	7,129	5,236

Total liabilities	75,960	43,787
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 75,000 shares authorized; 47,239 and 38,947 shares outstanding, respectively	4,724	3,895
Capital in excess of par value	204,134	159,568
Treasury stock, 800 and 386 shares at cost	(5,240)	(2,140)
Retained earnings	27,449	27,706

Total stockholders’ equity	231,067	189,029

Total liabilities and stockholders’ equity	$307,027	$232,816

See accompanying notes to consolidated financial statements

DRAFT

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

		(UNAUDITED)
	For the Three Months		For the Nine Months
	Ended		Ended

	September	September	September	September
(Amounts in Thousands, Except Per Share Data)	27, 2003	28, 2002	27, 2003	28, 2002

Sales	$42,435	$46,100	$128,595	$137,871
Costs and expenses:
Costs of products sold	16,101	26,352	62,781	81,649
Royalty expense	5,423	4,249	13,722	10,105

Gross margin	20,911	15,499	52,092	46,117
Selling, general and administrative expense	9,351	8,732	32,189	28,155
Research and development expense	6,454	5,597	18,183	14,939
Other operating expense, principally amortization and freight	1,588	153	1,953	551

Operating income (loss)	3,518	1,017	(233)	2,472
Interest income	131	192	502	1,085
Interest expense	(506)	(95)	(570)	(2,039)
Other income (expense), net	12	13	30	(169)

Income (loss) before (provision) benefit for income taxes	3,155	1,127	(271)	1,349
(Provision) benefit for income taxes	(962)	(302)	14	(364)

Net income (loss)	$2,193	$825	$(257)	$985

Basic earnings (loss) per share	$0.05	$0.02	$(0.01)	$0.03

Diluted earnings (loss) per share	$0.05	$0.02	$(0.01)	$0.02

Basic weighted average shares outstanding	45,355	38,704	41,152	38,625

Diluted weighted average shares outstanding	46,285	39,299	41,152	39,611

See accompanying notes to consolidated financial statements

DRAFT

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Nine Months Ended

	September 27,	September 28,
(Dollars in Thousands)	2003	2002

Cash flow from operating activities:
Net income	$(257)	$985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,422	7,465
(Recovery) provision for doubtful accounts	(3)	391
Provision for slow moving or obsolete inventory	1,641	23
Write-off of loan origination fees	—	400
Non-cash compensation	689	334
Imputed interest on notes payable	201	—
Write-off obsolete fixed assets	23	269
Changes in assets and liabilities:
Decrease in trade accounts receivable	375	706
Increase in inventories	(7,918)	(3,564)
Decrease in prepaid expenses and other assets	372	2,382
Increase in other assets	(1,027)	(20)
Decrease in accounts payable and accrued liabilities	(5,314)	(10,704)

Total adjustments	(1,539)	(2,318)

Net cash used in operating activities	(1,796)	(1,333)

Cash flow from investing activities:
Capital expenditures	(4,082)	(4,841)
Expenditures for other assets	(2,019)	(2,760)
Acquisition of PhosLo	(61,255)	—

Net cash used in investing activities	(67,356)	(7,601)

Cash flow from financing activities:
Borrowings under debt agreement	10,000	—
Proceeds from the issuance of common stock	31,270
Retirement of convertible subordinated notes	—	(78,500)
Purchase of treasury stock	—	(917)
Proceeds from exercise of employee stock options	2,393	699

Net cash provided by (used in) financing activities	43,663	(78,718)

Net decrease in cash and cash equivalents	(25,489)	(87,652)
Cash and cash equivalents at beginning of period	51,737	131,192

Cash and cash equivalents at end of period	$26,248	$43,540

See accompanying notes to consolidated financial statements

DRAFT

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 OVERVIEW

Nabi Biopharmaceuticals discovers, develops, manufactures and markets products that power the immune system to help people with serious, unmet medical needs. We have a broad product portfolio and significant research capabilities focused on developing and commercializing novel vaccines and antibody-based therapies that prevent and treat infectious, autoimmune and addictive diseases, such as Staphylococcus aureus and hepatitis infections, immune thrombocytopenia purpura (“ITP”) and nicotine addiction. We have five marketed products, Nabi-HB® [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related ITP, PhosLo® (calcium acetate) for the control of elevated phosphate levels (hyperphosphatemia) in patients with end-stage kidney (renal) failure, Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated] and Aloprim™ [(Allopurinol sodium) for injection]. We have a significant clinical trials program including clinical trials of our lead investigational products StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), Altastaph™ [Staphylococcus aureus Immune Globulin (Human)], Civacir™ [Hepatitis C Immune Globulin (Human)], and NicVAX™ (Nicotine Conjugate Vaccine). We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB and our investigational antibody products and for contract manufacturing. We also collect specialty and non-specific antibodies for use in our products as well as to supply pharmaceutical and diagnostic customers for the subsequent manufacture of their products.

The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 28, 2002.

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly our consolidated financial position as of September 27, 2003 and September 28, 2002, the consolidated results of our operations for the three months and nine months ended September 27, 2003 and September 28, 2002 and our cash flows for the nine months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the fiscal year.

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

New accounting pronouncements: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 27, 2003, for the Company). We are currently reviewing the potential impact of FIN 46 on our financial statements.

DRAFT

Basis of presentation: Certain items in the 2002 consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

The following table summarizes our results as if we had recorded stock-based compensation expense for the three months ended September 27, 2003 and September 28, 2002 and for the nine months then ended, based on the provisions of SFAS 123, as amended by SFAS 148:

	For the Three Months Ended

(Dollars in Thousands, except per share amounts)	September 27, 2003	September 28, 2002

Net income (loss):
As reported	$2,193	$825
Compensation expense, net of tax	(1,982)	(1,586)

Pro forma	$211	$(761)

Basic earnings (loss) per share:
As reported	$0.05	$0.02
Compensation expense, net of tax	(0.04)	(0.04)

Pro forma	$0.01	$(0.02)

Diluted earnings (loss) per share:
As reported	$0.05	$0.02
Compensation expense, net of tax	(0.04)	(0.04)

Pro forma	$0.01	$(0.02)

DRAFT

	For the Nine Months Ended

(Dollars in Thousands, except per share amounts)	September 27, 2003	September 28, 2002

Net (loss) income:
As reported	$(257)	$985
Compensation expense, net of tax	(6,222)	(3,114)

Pro forma	$(6,480)	$(2,129)

Basic (loss) earnings per share:
As reported	$(0.01)	$0.03
Compensation expense, net of tax	(0.15)	(0.09)

Pro forma	$(0.16)	$(0.06)

Diluted (loss) earnings per share:
As reported	$(0.01)	$0.02
Compensation expense, net of tax	(0.15)	(0.08)

Pro forma	$(0.16)	$(0.06)

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(Dollars in Thousands)	September 27, 2003	December 28, 2002

Finished goods	$16,764	$12,142
Work in process	8,280	6,235
Raw materials	775	1,011

Total	$25,819	$19,388

The increase in inventory as of September 27, 2003 is primarily the result of higher levels of Nabi-HB inventory as compared to December 28, 2002.

NOTE 4 EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding during the period.

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

DRAFT

	For the Three Months Ended

	September 27, 2003			September 28, 2002

	Net		Per Share	Net		Per Share
(Amounts in Thousands, Except Per Share Amounts)	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per share	$2,193	45,355	$0.05	$825	38,704	$0.02
Effect of dilutive securities:
Stock options and other dilutive Securities	—	930	—	—	595	—

Diluted earnings per share	$2,193	46,285	$0.05	$825	39,299	$0.02

	For the Nine Months Ended

	September 27, 2003			September 28, 2002

	Net		Per Share	Net		Per Share
(Amounts in Thousands, Except Per Share Amounts)	(Loss)	Shares	Amount	Income	Shares	Amount

Basic (loss) earnings per share	$(257)	41,152	$(0.01)	$985	38,625	$0.03
Effect of dilutive securities:
Stock options and other dilutive Securities	—	—	—	—	986	—

Diluted (loss) earnings per share	$(257)	41,152	$(0.01)	$985	39,611	$0.02

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Nine Months Ended

	September	September	September	September
(Dollars in Thousands)	27, 2003	28, 2002	27, 2003	28, 2002

Sales:
Biopharmaceutical products	$30,710	$21,682	$75,363	$61,818
Antibody products	11,725	24,418	53,232	76,053

Total	$42,435	$46,100	$128,595	$137,871

Gross Margin:
Biopharmaceutical products	$20,251	$13,362	$48,602	$39,212
Antibody products	660	2,137	3,490	6,905

Total	$20,911	$15,499	$52,092	$46,117

Operating (loss) income:
Biopharmaceutical products	$4,193	$1,651	$4,518	$4,426
Antibody products	(675)	(634)	(4,750)	(1,954)

Total	$3,518	$1,017	$(233)	$2,472

DRAFT

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

The following table reconciles reportable segment operating (loss) income to income (loss) before (provision) benefit for income taxes:

	For the Three Months Ended		For the Nine Months Ended

	September	September	September	September
(Dollars in Thousands)	27, 2003	28, 2002	27, 2003	28, 2002

Reportable segment operating income(loss)	$3,518	$1,017	$(233)	$2,472
Unallocated interest income	131	192	502	1,085
Unallocated interest expense	(506)	(95)	(570)	(2,039)
Unallocated other income (expenses), net	12	13	30	(169)

Income (loss) before (provision) benefit for income taxes	$3,155	$1,127	$(271)	$1,349

Assets are allocated based on area to which they are directly related. For assets that are not directly associated with one segment of the business, they are allocated based on a percentage of sales.

The following table reconciles reportable segment assets:

(Dollars in Thousands)	September 27, 2003	December 28, 2002

Assets:
Pharmaceutical assets	$261,233	$159,890
Antibody assets	38,093	68,206
Corporate assets	7,721	4,720

Total	$307,027	$232,816

NOTE 6 TREASURY STOCK

In various transactions in each of the third, second, and first quarters of 2003 and the first quarter of 2002, a member of our Board of Directors exercised stock options for 215,949 shares, 355,735 shares, 67,627 shares and 60,000 shares, respectively, of our common stock. Additionally, in the second quarter of 2003 a different member of our Board of Directors exercised stock options for 4,500 shares of our common stock. These purchases were paid for by delivery of 182,915 shares of common stock, 190,683 shares of common stock, 38,358 shares of common stock, 40,107 shares of common stock, and 2,371 shares of common stock, respectively, which were valued at $1.5 million, $1.4 million, $0.2 million, $0.2 million and $16 thousand for the respective transactions. In each of the transactions, the shares delivered had been acquired more than six months earlier by the members of our Board of Directors. These shares have been accounted for as treasury stock.

On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. During the first nine months of 2003 we did not purchase any shares of our common stock. During the first nine months of 2002, we purchased 171,483 shares of our common stock for $0.9 million under this buy back program.

DRAFT

To date we have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

DRAFT

NOTE 7 INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(Dollars in Thousands)	September 27, 2003	December 28, 2002

PhosLo Related:
Trademark/tradename	$1,423	—
Tablet patent	11,381	—
Gelcap patent	80,680	—
Customer relationships	2,337	—
Covenant not to compete	508	—
Manufacturing right Dow	12,520	$10,551
Manufacturing right Cambrex	50	—
Other intangible assets	4,603	4,603

Total intangible assets	113,502	15,154
Less accumulated amortization	(4,112)	(2,464)

Total	$109,390	$12,690

On August 4, 2003, we acquired PhosLo from Braintree Laboratories Inc. (“Braintree”). PhosLo is currently approved for the control of elevated phosphate levels (hyperphosphatemia) in patients with end-stage kidney (renal) failure. Under the terms of the acquisition, we purchased patent rights, trade secrets, the PhosLo trademarks, regulatory approvals and licenses, certain customer and regulatory data and finished product inventory and did not assume any liabilities. All assets purchased, except for inventory, have been recorded at their estimated fair value, adjusted by a pro rata portion of the excess of purchase price and are included in intangible assets.

The estimated useful lives of the acquired intangible assets are as follows:

		Estimated Remaining
(Dollars in Thousands)	September 27, 2003	Useful Life

PhosLo Intangibles:
Trademark/tradename	$1,423	17.7 years
Tablet patent	11,381	3.7 years
Gelcap patent	80,680	17.7 years
Customer relationships	2,337	5 years
Covenant not to compete	508	15 years

Total PhosLo Related Intangible Assets	$96,329

In 2000, we entered into contract manufacturing agreements with Dow Biopharmaceuticals Contract Manufacturing Services (“Dow”) to establish commercial manufacturing capability for StaphVAX. On October 9, 2003, we announced we had entered into a contract manufacturing agreement with Cambrex Bio Science Baltimore, Inc. (“Cambrex”) for the commercial manufacture of StaphVAX, including our anticipated filing for licensure of StaphVAX in the European Union by December 2004. As a result of entering into this agreement with Cambrex, we ended our contract manufacturing agreement with Dow October 9, 2003. We will record a charge of approximately $13.0 million for the write-off of the Dow manufacturing right during the fourth quarter of 2003 the period in which we determined that we would not manufacture commercial StaphVAX vaccine at Dow. Refer to Note 14.

DRAFT

NOTE 8 RELATED PARTY TRANSACTIONS

On June 20, 2003, we entered into a retirement agreement with David J. Gury, our former Chief Executive Officer. As a result we incurred a charge of $3.3 million comprising approximately $3.0 million in future cash payments and $0.3 million of costs related to modification of certain of his outstanding stock options. The liability for future cash payments is included in accrued expenses for the current portion, and in other liabilities for the long-term portion, as of September 27, 2003. Future cash payments will be paid over three years commencing January 2004. In addition, we entered into a consulting agreement with Mr. Gury for provision of transition services through December 31, 2003. Mr. Gury continues to serve as non-executive Chairman of our Board of Directors.

In October 2001, we engaged Stonebridge Associates, LLC (“Stonebridge”), an investment bank, the president of which is a member of our Board of Directors, to provide financial advisory services in connection with our review and implementation of a corporate expansion strategy. The agreement, as amended in October 2002, provided for a monthly retainer of $30 thousand plus hourly charges. If the engagement resulted in transactions by us involving aggregate consideration paid in excess of a specified level, Stonebridge was to receive additional fees based upon the consideration paid. Stonebridge acted as our financial adviser in connection with our acquisition of the world-wide rights to PhosLo from Braintree in August 2003 and received a fee of approximately $0.3 million for its services upon consummation of this transaction. Refer to Note 10. We believe that the terms of the engagement with Stonebridge are no less favorable to us than would have been obtained from an unrelated party. Upon successful completion of the PhosLo transaction, we concluded our agreement with Stonebridge. During the quarters ended September 27, 2003 and September 28, 2002, we paid $0.3 million and $0.2 million, respectively, to Stonebridge. In the nine month periods ended September 27, 2003 and September 28, 2002, we paid $0.5 million and $0.5 million, respectively, to Stonebridge.

NOTE 9 NOTES PAYABLE

Notes payable consist of the following:

	September 27,	December 28,
Dollars in Thousands	2003	2002

Notes Payable:
Term loan	$10,000	$—
Less: Current maturities	(2,000)	—

Notes payable, long-term	$8,000	$—

On June 20, 2003, we entered into a three year credit facility agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35 million. The credit facility is comprised of a term loan of $10 million, which was drawn on June 20, 2003, and a revolving line of credit facility of up to $25 million. The term loan is repayable on an amortization schedule over the term of the credit agreement with a balloon payment due at the end of the term. Borrowings under the revolving line of credit are limited by borrowing base restrictions, and are comprised of eligible accounts receivable and inventory balances, as defined. Under the terms of the credit facility, the term loan bears interest at LIBOR plus 4.5% and the revolving line of credit bears interest at either the base rate plus 0.5% or LIBOR plus a percentage based upon our financial performance. Our obligations under the credit agreement are secured by all of the assets of the Company. Under the terms of the credit agreement we must comply with certain covenants, including a restriction on payment of dividends. As of September 27, 2003 we were in compliance with these covenants. Under the revolving line of credit facility we had no borrowings and borrowing capacity of approximately $18.8 million as of September 27, 2003.

DRAFT

NOTE 10 PRODUCT ACQUISITION

On August 4, 2003 we acquired the worldwide rights to PhosLo from Braintree. PhosLo is currently approved for the control of elevated phosphate levels (hyperphosphatemia) in patients with kidney failure. Under the terms of the agreement, we acquired the worldwide rights to PhosLo for payment of $60.3 million in cash and issuance of 1.5 million shares of our common stock at the closing date and the payment of $30.0 million cash over the period ending March 1, 2007. In addition, we paid total professional fees and closing costs of $0.9 million in connection with the acquisition. The discounted value of the notes payable on September 27, 2003 was $27.1 million and has been reported as Notes Payable, PhosLo acquisition. The notes were discounted at 4.5%, our estimated interest rate on available borrowings at the date of the closing of the agreement. Braintree will continue to manufacture the product for us under a long-term manufacturing agreement. Stonebridge, an investment banking firm, the president of which is a member of our Board of Directors, acted as our financial adviser in connection with the acquisition of PhosLo and received a fee of approximately $0.3 million for its services upon consummation of this transaction. Refer to Note 8.

	September 27,	December 28,
Dollars in Thousands	2003	2002

Notes Payable, PhosLo acquisition:
Notes payable, PhosLo acquisition	$27,061	$—
Less: Current maturities	(4,014)	—

Notes payable, PhosLo acquisition long-term	$23,047	$—

The following table is a reconciliation of the purchase price of PhosLo and the consideration paid:

Dollars in Thousands	August 4, 2003

Cash paid at closing and related expenses	$60,325
Closing costs, including professional fees	930

Total Cash paid	61,255
Common shares issued	8,400
Notes payable, PhosLo acquisition, net	26,860
Inventory received	(186)

Total purchase price of PhosLo	$96,329

NOTE 11 CONTINGENT LIABILITIES AND CAPITAL COMMITMENTS

On October 9, 2003 we announced that we had signed a manufacturing agreement for up to ten years to manufacture StaphVAX at a contract manufacturer’s site. Under the agreement we have a commitment of $7.6 million related to establishing a manufacturing right for the commercial manufacture of StaphVAX.

At September 27, 2003, we had total capital commitments of $2.7 million related to construction of our laboratory and cold storage facilities on our property in Boca Raton, Florida.

We have employment agreements, with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the Company.

DRAFT

NOTE 12 SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended

	September 27,	September 28,
(Dollars in Thousands)	2003	2002

Interest paid	$135	$3,569

Income taxes (refunded) paid	$(573)	$1,698

Supplemental non-cash financing activities:
Notes payable, PhosLo acquisition	$26,860	$—

Issuance of common stock, PhosLo acquisition	$8,400	$—

Stock options exercised for common stock	$3,100	$247

NOTE 13 EQUITY OFFERING

On July 17, 2003, we completed a placement of 5,577,000 shares of common stock to a group of institutional investors and realized approximately $31.3 million, net of issuance costs. Proceeds from the private placement were used for our acquisition of PhosLo. Refer to Note 10.

NOTE 14 SUBSEQUENT EVENT

On October 9, 2003, we announced that we have signed a manufacturing agreement for a term of up to ten years with Cambrex. Cambrex, a contract manufacturer, has a facility licensed by the European Union, United States and Canada regulators with immediately available capacity to manufacture StaphVAX to support the launch of StaphVAX in Europe and the United States. In conjunction with establishing our new manufacturing relationship with Cambrex, we ended the contract manufacturing agreement with Dow on October 9, 2003. As a result of this action, we will write off costs we have capitalized in prior periods relating to the right to manufacture StaphVAX in Dow’s facility. We will record a charge of approximately $13 million for the write-off of the Dow manufacturing right during the fourth quarter of 2003, the period in which we determined that we would not manufacture commercial StaphVAX vaccine at Dow.

DRAFT

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months and nine months ended September 27, 2003 and September 28, 2002. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended

(Dollars in Thousands)	September 27, 2003		September 28, 2002

Biopharmaceutical products:
-Nabi-HB	$8,933	21.1%	$7,816	17.0%
-WinRho SDF	13,521	31.9	12,203	26.4
-PhosLo	5,027	11.8	—	—
-Other biopharmaceuticals	3,229	7.6	1,663	3.6

Biopharmaceutical subtotal	30,710	72.4	21,682	47.0

Antibody products:
-Specialty antibodies	3,679	8.7	9,011	19.6
-Non-specific antibodies	8,046	18.9	15,407	33.4

Antibody subtotal	11,725	27.6	24,418	53.0

Total	$42,435	100.0%	$46,100	100.0%

	For the Nine Months Ended

(Dollars in Thousands)	September 27, 2003		September 28, 2002

Biopharmaceutical products:
-Nabi-HB	$26,336	20.5%	$25,479	18.5%
-WinRho SDF	37,633	29.3	26,818	19.4
-PhosLo	5,027	3.9	—	—
-Other biopharmaceuticals	6,367	4.9	9,521	6.9

Biopharmaceutical subtotal	75,363	58.6	61,818	44.8

Antibody products:
-Specialty antibodies	16,157	12.6	24,347	17.7
-Non-specific antibodies	37,075	28.8	51,706	37.5

Antibody subtotal	53,232	41.4	76,053	55.2

Total	$128,595	100.0%	$137,871	100.0%

DRAFT

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

Sales. Sales for the third quarter of 2003 were $42.4 million compared to sales of $46.1 million for the third quarter of 2002.

Biopharmaceutical sales were at a record level of $30.7 million in the third quarter of 2003 compared to $21.7 million in the third quarter of 2002, an increase of 42%. In the third quarter of 2003, biopharmaceutical sales benefited from initial sales of PhosLo® (calcium acetate) as well as increased sales of WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)], Nabi-HB® [Hepatitis B Immune Globulin (Human)], and Aloprim™ [(Allopurinol sodium) for injection]. We acquired PhosLo from Braintree Laboratories, Inc. on August 4, 2003 and launched the product utilizing our sales force and distribution channels within the third quarter 2003. Sales of WinRho SDF increased 11% as compared to the third quarter of 2002. This increase is consistent with increased patient utilization (end-user demand) of this product based on our review of internally and externally generated end-user data as well as increased unit pricing. Sales of Nabi-HB increased 14% from third quarter 2002 levels. The most significant use of Nabi-HB is for the treatment of hepatitis B positive liver transplant recipients in the period of and following liver transplant. As reported by the United Network for Organ Sharing (“UNOS”), liver transplants for hepatitis B patients in the year to date period ended July 2003 have decreased approximately 40% from the prior year. The effects of this decrease on our Nabi-HB sales were partially offset by the beneficial impact of our programs to increase market share for Nabi-HB. In addition, wholesaler and distributor customers have increased their inventory levels of Nabi-HB. Other biopharmaceuticals sales are primarily comprised of sales of Aloprim and Autoplex® T [Anti-Inhibitor Coagulant Complex, Heat Treated]. The increase in other biopharmaceuticals sales is due to higher sales of Aloprim which benefited from the resumption in product supply from the manufacturer starting in the second quarter of 2003. Sales of Autoplex T decreased as the result of product supply shortfalls from the manufacturer that are expected to continue through 2003. In 1997, we acquired exclusive rights to Autoplex T in the U.S., Canada and Mexico from Baxter Health Corporation (“Baxter”). In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission (“FTC”), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the fourth twelve-month extension beginning in May 2003. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2004 or by a later date agreed to by the FTC. We are uncertain whether our rights to this product will extend beyond May 2004.
We expect biopharmaceutical product sales of our five marketed products to increase approximately 18% for the full year 2003 compared to the full year 2002. Based on revenue trends and current market conditions, we currently project an increase of approximately 20% in biopharmaceutical product sales in 2004 from projected 2003 levels. Based on current customer demand for PhosLo, we anticipate reporting net sales for the PhosLo Product Line of approximately $10.0 million to $11.0 million for the period August 5, 2003 through December 27, 2003. Further, we anticipate reporting net sales for the PhosLo Product Line of approximately $27 million to $30 million for the full year 2004. Based on increasing patient use trends, we project growth in sales of WinRho SDF for the full year of 2003. Because patient maintenance use of Nabi-HB is sometimes reduced one-year post transplant, we expect sales of Nabi-HB to be at lower levels in future periods until the number of new hepatitis B liver transplants increases.

Total antibody sales in the third quarter of 2003 were $11.7 million compared to $24.4 million in the third quarter of 2002. Non-specific antibody sales decreased due to the impact of completing our obligations under a single contract in April 2003, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. We reported sales under this arrangement because we retained the risk of credit loss associated with this customer but did not record any margin. There were no such non-specific antibody sales in the third quarter of 2003 and $12.1 million in the third quarter of 2002. Non-specific antibody sales from our antibody collection centers were $8.0 million in the third quarter of 2003 compared to $3.3 million in the third quarter of 2002 reflecting increased production levels and unit sales in the third quarter of 2003. Specialty antibody sales were $3.7 million in the third quarter of 2003 compared to $9.0 million in the third quarter of 2002, a decrease of approximately

DRAFT

$5.3 million, primarily reflecting reduced sales of tetanus, rabies and RhoD antibodies. Sales of rabies antibodies have decreased due to termination of a contract to provide this product to a single pharmaceutical customer. Tetanus antibodies have decreased due to recent local import restrictions established by an international market limiting sales of this product. We anticipate sales of tetanus antibodies to this international markets to increase in the fourth quarter of 2003. We have a contractual commitment to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at a low margin through 2004. This commitment limited our ability to sell these antibodies to other customers at higher margins during the third quarter of 2003 and we will be limited in our ability to sell these antibodies to other customers throughout 2003 and 2004.
Gross margin. Gross margin for the third quarter of 2003 was $20.9 million, or a record level of 49% of sales, compared to $15.5 million, or 34% of sales, in the third quarter of 2002. The increase in gross margin for the third quarter of 2003 primarily as a result of margins from record sales of biopharmaceutical products including initial sales of PhosLo and increased sales of WinRho SDF, Aloprim and Nabi-HB. In the third quarter of 2003 we also benefited from increased utilization of our Boca Raton manufacturing facility resulting in excess plant capacity expense of $0.4 million compared to excess capacity expense of $1.4 million in the third quarter of 2002. Gross margin in each of the third quarters of 2003 and 2002 further benefited from non-performance penalty amounts from the manufacturer of Autoplex T of $1.9 million and $1.7 million, respectively. Offsetting these gross margin gains for biopharmaceutical products were the effects of decreased sales of specialty antibodies and inventory write downs primarily related to intermediate products of $0.8 million. In the absence of an increase in hepatitis B liver transplant activity, projected lower sales levels of Nabi-HB will result in reduced manufacturing activity at our Boca Raton manufacturing facility and increased excess capacity charges in future periods.

Royalty expense for the third quarter of 2003 was $5.4 million, or 18% of biopharmaceutical sales compared to $4.2 million, or 19% of biopharmaceutical sales, in the third quarter of 2002, primarily reflecting increased sales of Aloprim and WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expense was $9.4 million for the third quarter of 2003 compared to $8.7 million in the third quarter of 2002. Increased selling, general and administrative expenses was primarily related to marketing and sales activities to launch PhosLo.

Research and development expense. Research and development expense was $6.5 million for the third quarter of 2003 compared to $5.6 million for the third quarter of 2002. Consistent with the strategic focus of our research and development activities, 56% of research and development expense in the third quarter of 2003 was incurred to support activity under our Gram-positive infections program. We initiated the confirmatory Phase III clinical trial of StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), following completion of the StaphVAX immunogenicity study in the third quarter using vaccine that was manufactured at a contract manufacturer’s site. This vaccine material is being used in the confirmatory Phase III trial of StaphVAX that initiated this quarter. In the third quarter of 2003, we also began a Phase II clinical trial of Altastaph™ [Staphylococcus aureus Immune Globulin (Human)] in very low birth weight newborns under an agreement with Duke University. We expect to report results from this trial in the second half of 2004. Other significant clinical activities this quarter included initiation of a Phase II clinical trial of NicVAX™ (Nicotine Conjugate Vaccine) in smokers in the U.S. that will be substantially funded by our National Institute of Drug Abuse (“NIDA”) grant and continuation of a Phase I/II clinical trial of NicVAX in smokers and ex-smokers in The Netherlands. Our Phase II NicVAX study in the U.S. is now fully enrolled and we expect to report results from this trial in the second half of 2004. We expect to announce results from the Phase I/II trial of NicVAX in The Netherlands in the first quarter of 2004. Research and development activities in the third quarter of 2003 further included costs for ongoing support for our Civacir™ [Hepatitis C Immune Globulin (Human)] Phase I/II clinical trial, that has been completed and for which we expect to report results later this year, and to support our Nabi-HB Intravenous Biologics License Application filed with the U.S. Food and Drug Administration. The confirmatory Phase III trial of StaphVAX will be conducted over approximately the 22 month period commencing at the end of the third quarter of 2003. As a result, we expect clinical trial costs to increase above historical levels in the fourth quarter of 2003 and through the completion of this trial. As well, commencing in 2004 we expect to conduct a clinical trial in support of our recently acquired PhosLo product.

DRAFT

Other operating expense principally amortization and freight. Other operating expense was $1.6 million for the third quarter of 2003 compared to $0.2 million for the third quarter of 2002. The increase in 2003 is due primarily to amortization of the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the third quarter of 2003 was $0.1 million compared to $0.2 million for the comparable period of 2002. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less.

Interest expense. Interest expense for the third quarter of 2003 was $0.5 million compared to $0.1 million for the third quarter of 2002. Interest expense in the third quarter of 2003 represents interest incurred on borrowings under our credit facility entered into in June 2003 as well as imputed interest on the notes payable entered into in connection with the acquisition of PhosLo.

Other factors. The provision for income taxes reflected a provision of $1.0 million for the third quarter of 2003, compared to $0.3 million for the third quarter of 2002. The 30% effective tax rate in the third quarter of 2003 differs from the statutory rate of 35% due to the impact of research and development tax credits.

DRAFT

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

Sales. Sales for the first nine months of 2003 were $128.6 million compared to sales of $137.9 million for the first nine months of 2002.

Biopharmaceutical sales were at record levels of $75.4 million in the first nine months of 2003 compared to $61.8 million for the first nine months of 2002, an increase of 22%. Sales for the first nine months of 2003 benefited from the initial sales of PhosLo as well as a significant increase in sales of WinRho SDF. On August 4, 2003, we acquired PhosLo from Braintree and launched the product utilizing our sales force and distribution channels in the third quarter of 2003. Sales of WinRho SDF increased 40% in the first nine months of 2003 compared to the first nine months of 2002. Patient utilization of WinRho SDF has attained record levels in 2003. This increased patient utilization of the product during the first nine months of 2003 combined with increases in wholesaler and distributor inventory in response to increased patient demand as well as increased product pricing have driven higher sales of WinRho SDF. In addition, sales of WinRho SDF in the first nine months of 2002 were negatively impacted by an inventory build-up by our wholesaler and distributor customers in 2001 in response to product supply shortages from the manufacturer of this product in 2000. Sales of Nabi-HB in the first nine months of 2003 increased 3% from the sales levels reported in the first nine months of 2002. The most significant use of Nabi-HB is for the treatment of hepatitis B positive liver transplant recipients in the period of and following liver transplant. As reported by UNOS, liver transplants for hepatitis B patients in the year to date period through July 2003 have decreased approximately 40% from the prior year. The effects of this decrease were offset by the beneficial impact of our programs to increase our market share for Nabi-HB. In addition, we have increased inventory levels throughout the distribution channels for Nabi-HB. Sales of Nabi-HB in the first nine months of 2002 benefited from completion of the transition to Nabi-HB product manufactured in our Boca Raton facility in that period. Other biopharmaceuticals sales primarily comprise sales of Autoplex T and Aloprim. Decreased sales of Autoplex T are the result of product supply shortfalls from the manufacturer that may continue through 2003. In 1997, we acquired exclusive rights to Autoplex T in the U.S., Canada and Mexico from Baxter. In connection with the acquisition, Baxter agreed to manufacture Autoplex T until May 2000 or such later time as may be determined under the terms of a consent order entered into between Baxter and the Federal Trade Commission (“FTC”), but in any event four months after we receive approval from the FDA to manufacture Autoplex T. At the discretion of the FTC, the period Baxter manufactures Autoplex T can be extended for up to four twelve-month intervals. The FTC approved the fourth twelve-month extension beginning in May 2003. The FTC could require us to return our rights to Autoplex T to Baxter if we do not obtain FDA approval to manufacture the product by May 2004 or by a later date agreed to by the FTC. We are uncertain if a new agreement can be signed to continue sales of this product beyond May 2004. Aloprim sales were lower for the nine months ended September 27, 2003 compared to the comparable period of 2002. Aloprim sales in the nine month period of 2003 were impacted by product supply shortfalls from the manufacturer of the product in the first quarter of 2003 which resulted in patient treatment being supported by alternate products. Aloprim supply from the manufacturer resumed in April 2003 and benefited sales of this product in the third quarter of 2003. Aloprim sales in the first nine months of 2002 benefited from receipt of two back ordered lots that were substantially sold in that period.
We expect biopharmaceutical product sales of our five marketed products to increase approximately 18% for the full year 2003 compared to the full year 2002. Based on revenue trends and current market conditions, we currently project an increase of approximately 20% in biopharmaceutical product sales in 2004 from projected 2003 levels. Based on current customer demand for PhosLo, we anticipate reporting net sales for the PhosLo Product Line of approximately $10.0 million to $11.0 million for the period August 5, 2003 through December 27, 2003. Further, we anticipate reporting net sales for the PhosLo Product Line of approximately $27 million to $30 million for the full year 2004. Based on increasing patient use trends, we project growth in sales of WinRho SDF for the full year of 2003. Because patient maintenance use of Nabi-HB is sometimes reduced one-year post transplant, we expect sales of Nabi-HB to be at lower levels in future periods until the number of new hepatitis B liver transplants increases.

Total antibody sales in the first nine months of 2003 were $53.2 million compared to $76.1 million in the comparable period of 2002. Non-specific antibody sales include shipments to a single customer under a supply contract that we fulfilled in April 2003, which was retained by us following the sale of the majority of

DRAFT

the antibody collection business and testing laboratory in September 2001. We reported sales under this arrangement because we retained the risk of credit loss with this customer, but we did not record any margin. Such non-specific antibody sales totaled $19.1 million for the first nine months of 2003 and $39.8 million in the first nine months of 2002. Non-specific antibody sales from our own antibody collection centers were $18.0 million in the first nine months of 2003 compared to $11.9 million in the comparable period of 2002 reflecting increased production levels and increased unit sales in the first nine months of 2003. Specialty antibody sales were $16.2 million in the nine months ended September 27, 2003 compared to $24.4 million in the comparable period of 2002, a decrease of approximately $8.1 million. This decrease primarily reflects decreased sales of rabies, tetanus, hepatitis B and RhoD antibodies. Sales of rabies antibodies have decreased due to termination of a contract to provide this product to a single pharmaceutical customer. Sales of tetanus antibodies have decreased due to recent import restrictions established in an international market. We anticipate sales of tetanus antibodies to this international markets to increase in the fourth quarter of 2003. Hepatitis B antibodies produced at our antibody collection centers were primarily retained by us to support the manufacture of Nabi-HB in 2003, limiting the amount of these antibodies available for sale. Hepatitis B antibodies are the primary raw material in the manufacture of Nabi-HB. We have a contractual commitment to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at a low margin through 2004. This commitment limited our ability to sell these antibodies to other customers at higher margins during the first nine months of 2003 and we will be limited in our ability to sell these antibodies to other customers throughout 2003 and 2004.
Gross margin. Gross margin for the first nine months of 2003 was $52.1 million, or a record of 41% of sales, compared to $46.1 million, or 33% of sales, in the first nine months of 2002. The increase in gross profit for the first nine months of 2003 compared to the first nine months of 2002 primarily reflects the increased proportion of higher margin biopharmaceutical sales compared to total sales reported this period including initial sales of PhosLo. During the first nine months of 2003, we benefited from increased utilization of our Boca Raton manufacturing facility resulting in excess plant capacity expense of $2.2 million compared to an excess plant capacity expense of $3.4 million in the nine months ended September 28, 2002. Gross margin in the first nine months of 2003 and 2002 also benefited from gross non-performance penalty amounts from the manufacturer of Autoplex T of $5.9 million and $3.4 million, respectively. Offsetting these gross margin gains were reduced margin from sales of specialty antibody products, increased costs of manufacture for Nabi-HB and the impact of inventory write offs, primarily related to intermediate products. In the absence of an increase in hepatitis B liver transplant activity, projected lower sales levels of Nabi-HB will result in reduced manufacturing activity at our Boca Raton manufacturing facility and increased excess capacity charges in future periods.

Royalty expense for the first nine months of 2003 was $13.7 million, or 18% of biopharmaceutical sales, compared to $10.1 million, or 16% of biopharmaceutical sales, in the comparable period of 2002, primarily reflecting increased sales of WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expense was $32.2 million for the first nine months of 2003 compared to $28.2 million in the comparable period of 2002. Increased selling, general and administrative expense in the first nine months of 2003 included a charge of $3.3 million related to the retirement of our former Chief Executive Officer as well as increased use of tax consultants compared to the comparable period of 2002 and costs to launch PhosLo.

Research and development expense. Research and development expense was $18.2 million for the first nine months of 2003 compared to $14.9 million in the comparable period of 2002. Consistent with the strategic focus of our research and development activities, 58% of research and development expense in 2003 was incurred to support activity under our Gram-positive infections program. We initiated the confirmatory Phase III clinical trial of StaphVAX following completion of the StaphVAX immunogenicity study in September 2003 using vaccine that was manufactured at a contract manufacturer’s site. This vaccine is being used in our confirmatory Phase III clinical trial of StaphVAX that initiated in September 2003. In addition, we initiated a Phase II clinical trial of Altastaph in very low birth weight newborns in August of this year under a contract with Duke University. We expect to report results from this trial in the second half of 2004. In other significant clinical activities, in August 2003 we initiated a Phase II clinical trial of NicVAX in smokers in the U.S. and in February of 2003 we initiated a second Phase I/II clinical trial for NicVAX in smokers and ex-smokers in The Netherlands. The U.S. based Phase II trial, which will be substantially funded by our NIDA grant, is now fully enrolled and we expect to report results from this trial

DRAFT

in the second half of 2004. We expect to announce the results from the Phase I/II trial of NicVAX in The Netherlands in the first quarter of 2004. Research and development activities in the first nine months of 2003 also included costs related to ongoing support for our Civacir Phase I/II clinical trial, which has been completed and for which we expect to report results later this year, and to support our Nabi-HB Intravenous Biologics License Application filed with the U.S. Food and Drug Administration. The confirmatory Phase III trial of StaphVAX will be conducted over approximately the 22 month period commencing at the end of the third quarter of 2003. As a result, we expect clinical trial costs to increase above historical levels in the fourth quarter of 2003 and through the completion of this trial. As well, commencing in 2004, we expect to conduct a clinical trial in support of our recently acquired PhosLo product.
Other operating expense principally amortization and freight. Other operating expense was $2.0 million for the first nine months of 2003 compared to $0.6 million for the first nine months of 2002. The increase in 2003 is due primarily to amortization related to the intangible assets acquired as part of the acquisition of PhosLo.

Interest income. Interest income for the first nine months of 2003 was $0.5 million compared to $1.1 million for the comparable period of 2002. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The decrease in interest income is due to lower average outstanding cash balances and reduced interest rates. In September 2001, we received proceeds of $135 million, net of repayment of then outstanding bank debt and closing costs, from the sale of the majority of our antibody collection business and testing laboratory. These funds were invested in the financial instruments discussed above. In April 2002, a portion of these funds was utilized to redeem our $78.5 million 6.5% Convertible Subordinated Notes (the “Notes”).

Interest expense. Interest expense for the first nine months of 2003 was $0.6 million compared to $2.0 million for the first nine months of 2002. The 2003 amount represents interest accrued on the credit facility entered into on June 20, 2003 as well as imputed interest on our notes payable to entered into in connection with the acquisition of PhosLo. The 2002 expense relates to interest on the 6.5% Convertible Subordinated Notes which were redeemed in April 2002.
Other factors. The provision for income taxes reflected a benefit of $14 thousand for the nine months ended September 27, 2003, compared to a provision of $0.4 million for the comparable period in 2002. The 5% effective tax rate for the nine months of 2003 differs from the statutory rate of 35% due to the impact of the recognition of certain research and development expense, and tax credits.

DRAFT

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents at September 27, 2003 were $26.2 million.

Cash used by operations for the nine months ended September 27, 2003 was $1.8 million primarily cash generated from sales and gross margin were used to fund decreased trade accounts payable and accrued expenses of $5.3 million, including settlement of our prepaid property insurance premiums and amounts accrued for incentive compensation earned in 2002. In addition, cash used by operations reflected increased inventory of $7.9 million primarily resulting from increased levels of production of Nabi-HB during the first nine months of 2003 to ensure adequate inventory on hand to support our market needs for this product.
As of September 27, 2003 we had borrowings of $10.0 million under a term loan we entered into a credit facility agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35.0 million. The credit facility is comprised of a term loan of $10.0 million, which was funded on June 20, 2003, and a revolving line of credit up to $25.0 million. The credit facility has a term of three years. The term loan is repayable on an amortization schedule over the term of the credit agreement with a balloon payment due at the term of the credit agreement. Borrowings under the revolving line of credit are limited by borrowing base restrictions, and are comprised of eligible accounts receivable and inventory balances, as defined in the credit agreement. Under the terms of the credit agreement the term loan bears interest at LIBOR plus 4.5% and the revolving line of credit bears interest at either the base rate plus 0.5% or LIBOR plus a percentage based upon our financial performance. Our obligations under the credit agreement are secured by all of our assets. Under terms of the credit agreement we must comply with certain covenants, including a restriction on payment of dividends. As of September 27, 2003 we complied with these covenants. As of September 27, 2003, we had no borrowings and an unused borrowing capacity of approximately $18.8 million under the revolving line of credit agreement.

On August 4, 2003, we acquired from Braintree Laboratories, Inc. (“Braintree”) the worldwide rights to PhosLo, which is currently approved for the control of elevated phosphate levels (hyperphosphatemia) in patients with end-stage kidney (renal) failure. Under the terms of the acquisition, we purchased patent rights, trade secrets, the PhosLo trademarks, regulatory approvals and licenses, certain customer and regulatory data and finished product inventory and did not assume any liabilities. In conjunction with the acquisition we entered into an obligation to pay Braintree $30.0 million over the period ending March 1, 2007. This obligation, net of imputed discount, is included in Notes Payable, PhosLo at September 27, 2003.

On October 9, 2003 we announced that we had signed a manufacturing agreement with a term of up to ten years for the manufacture of StaphVAX at a contract manufacturer’s site. Under the agreement we have a commitment of $7.6 million related to establishing a manufacturing right for the commercial manufacture of StaphVAX.

Capital expenditures were $4.1 million for the first nine months of 2003. At September 27, 2003, we had total capital commitments of $2.7 million related to construction of our laboratory and cold storage facilities on our property in Boca Raton, Florida.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, we incurred a charge of $3.3 million including $3.0 million in future cash payments over the three years commencing January 2004 and $0.3 million of costs related to modification of the rights under certain of his outstanding stock options. The liability for future cash payments is included in accrued expenses for the current portion, and in other liabilities for the long-term portion as of September 27, 2003.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We have acquired no shares under this program in 2003. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. To date, we have acquired 345,883 shares of

DRAFT

our common stock for a total of $1.9 million since the inception of this buy back program.

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

Intangible Assets

On August 4, 2003 we acquired the world wide rights to PhosLo. Under the terms of the agreement we purchased patent rights, trade secrets, the PhosLo trademarks, regulatory approvals and licenses, certain customer and regulatory data and finished product inventory. All assets purchased except for inventory, have been recorded at their estimated fair value, adjusted by pro rata portion of the excess of purchase price and are included in intangible assets. Management believes the estimated remaining useful lives of the intangible assets are as follows:

		Estimated Remaining
(Dollars in Thousands)	September 27, 2003	Useful Life

PhosLo Intangibles
Trademark/tradename	$1,423	17.7 years
Tablet patent	11,381	3.7 years
Gelcap patent	80,680	17.7 years
Customer relationships	2,337	5 years
Covenant not to compete	508	15 years

Total PhosLo Related Intangible Assets	$96,329

The trademark/tradenames and gelcap patent are based on the remaining patent life of the gelcap patent. The tablet patent’s useful life is based on the remaining patent life for the tablet. The covenant not-to-compete is based on the agreement with Braintree not to compete directly in the dialysis market for a period of 15 years. Based on our review of the time that would be required by us to establish markets and customer relationships within the nephrology and dialysis market place, we believe the acquired customer relationships have a useful life of 5 years.

Manufacturing Right

In 2000, we entered into contract manufacturing agreements with Dow to establish commercial manufacturing capability for StaphVAX. The manufacturing process for StaphVAX was being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. The contract manufacturing agreements required us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for its intended use, the commercial manufacturer of StaphVAX vaccine. These payments were recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right was expected to commence when commercial manufacture of StaphVAX commenced at Dow. On October 9, 2003, in conjunction with establishing our new manufacturing relationship with Cambrex Bio Science Baltimore (“Cambrex”), we ended the contract manufacturing agreement with Dow. In the period we determined that the commercial manufacture of StaphVAX would not occur, we must write off this manufacturing right. As a result of

DRAFT

ending our agreement with Dow on October 9, 2003, we will write off costs we have capitalized in prior periods relating to the right to manufacture StaphVAX in Dow’s facility. We expect to record a charge of approximately $13.0 million in the fourth quarter of 2003 to write-off the manufacturing right intangible asset. Under our agreement with Cambrex, we are committed to make future payments of at least $7.6 million to establish a manufacturing right to manufacture commercial StaphVAX vaccine material. As these payments are made, we intend to establish a manufacturing right on our balance sheet. If we determine that the manufacture of StaphVAX will not occur at Cambrex’s facility, we will write off this manufacturing right in the period of that determination.

Property, Plant and Equipment and Depreciation

We incurred $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida. We received approval to manufacture our antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first nine months of 2003, we recorded additional depreciation of $1.3 million under this policy, including additional depreciation of $0.4 million in the third quarter of 2003. For the comparable periods of 2002 we recorded additional depreciation of $1.6 million and $0.7 million, respectively.

Accounts Receivable and Revenue Recognition

In the first nine months of 2003 and 2002, we had biopharmaceutical product sales of $75.4 million and $61.8 million, respectively. At September 27, 2003 and December 28, 2002 we had $36.0 million and $36.3 million, respectively, of accounts receivable including $28.8 million and $22.2 million, respectively, from biopharmaceuticals sales. Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements, government payer rebates and other wholesaler fees. At September 27, 2003 and December 28, 2003 we had $7.3 million and $3.9 million, respectively, recorded in accrued expenses related to these contractual obligations.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At September 27, 2003 and December 28, 2002, we had inventory on hand of $25.8 million and $19.4 million respectively. In the nine months ended September 27, 2003, we recorded a provision for inventory valuation allowance of $1.6 million. For the comparable period of 2002 we did not record any provision for inventory valuation allowance. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends, our expectations for sales trends in future periods and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified.

DRAFT

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 27, 2003, for the Company). We are currently reviewing the potential impact of FIN 46 on our financial statements.

FORWARD LOOKING STATEMENTS

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to a discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 28, 2002 as well as the Risk Factors contained in our Forms S-3/A filed on October 7 and October 9, 2003 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion and Risk Factors are hereby incorporated by reference into this Quarterly Report.

DRAFT

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Interest Rate Risk. At September 27, 2003, we had a term loan under our credit facility of $10.0 million and cash and cash equivalents in the amount of $26.2 million. Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

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

Fair Value at
Dollars in Millions	September 27, 2003

Assets:
Cash equivalents	$26.2
Average interest rate	1.4%
Liabilities:
Notes payable	$37.1
Average interest rate	4.9%

Item 4.	Controls and Procedures
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 27, 2003. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2003. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 27, 2003 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

DRAFT

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

On July 11, 2003, we sold 5,557,000 shares of our common stock to the following purchasers:

Baystar Capital II L.P.
Bonzar Master Fund Ltd.
Common Fund Hedged Equity
Deerfield International Limited
Deerfield Partners, L.P.
JALAA Equities, L.P.
Knott Partners, L.P.
Lehman Brothers, Inc.
Matterhorn Offshore Fund
Merlin BioMed Long Term Appreciation Fund, L.P.
Merlin BioMed Offshore Master Fund, L.P.
Merlin BioMed Private Equity Fund, L.P.
Richard H. Morrison, LLC
SF Capital Partners, Ltd.
Shoshone Partners, LP
Smithfield Fiduciary, LLC
Special Situations Cayman Fund, L.P.
Special Situations Fund III, L.P.
UBS O’Connor LLC F/B/O O’Connor Global Convertible Arbitrage Master Ltd.
UBS O’Connor LLC F/B/O PIPES Corporate Strategies Ltd.

The aggregate offering price was $33.4 million. The shares of stock were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. All of the purchasers represented that they were accredited investors and that they were acquiring the securities for themselves and not for other persons; the offering did not involve any general advertising or solicitation.

On August 4, 2003, we issued 1,500,000 shares of our common stock to Braintree Laboratories, Inc. in connection with the acquisition of PhosLo. Under the terms of the acquisition, we purchased patent rights, trade secrets, the PhosLo trademarks, regulatory approvals and licenses, certain customer and regulatory data and finished product inventory in exchange for the payment of $60.3 million in cash and the issuance

DRAFT

of 1,500,000 shares of our common stock on August 4, 2003 and our agreement to pay $30.0 million over the period ending March 1, 2007. The shares of stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. The purchaser represented that it was an accredited investor and that it was acquiring the securities for itself and not for other persons; the offering did not involve any general advertising or solicitation.

Under the terms of our credit agreement with Wells Fargo Foothill, Inc., we may not declare or pay dividends on our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Letter Agreement between Nabi Biopharmaceuticals and David J. Gury

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

(b)	Reports on Form 8-K:

On July 14, 2003, we filed a current report on Form 8-K, reporting under Item 5 “Other Events and Regulation FD Disclosure” and Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits.”

On July 23, 2003, we filed a current report on Form 8-K, reporting under Item 12, “Results of Operations and Financial Condition.”

On August 15, 2003, we filed a current report on Form 8-K, reporting under Item 2 “Acquisition or Disposition of Assets”, Item 5 “Other Events and Required FD Disclosure”, and Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits.”

On October 7, 2003, we filed a current report on Form 8-K/A reporting under Item 7. “Financial Statements. Pro Forma Financial Information and Exhibits.”

On October 7, 2003, we filed a current report on Form 8-K/A reporting under Item 7. “Financial Statements. Pro Forma Financial Information and Exhibits.”

DRAFT

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: October 27, 2003	By:	/s/ Mark L. Smith
Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer