Form 10-K
period 2003-12-27
NABI  BIOPHARMACEUTICALS
filed 2004-02-27
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒  Yes  ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $259,119,484

As of February 18, 2004, 57,169,065 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 27, 2003, are incorporated by reference into Part III.

Nabi Biopharmaceuticals

Nabi Biopharmaceuticals

PART I

ITEM 1.	BUSINESS

OVERVIEW

We apply our knowledge of the human immune system to commercialize and develop products that address serious, unmet medical needs. We have a portfolio of five marketed biopharmaceutical products with growing revenues that generate cash flow to support the development of our clinical product candidates and our research programs. Our clinical product pipeline is composed of novel vaccines and antibody based biopharmaceutical products that are designed to prevent and treat infectious and addictive diseases, such as Staphylococcus aureus or, Staph aureus infections, hepatitis B and hepatitis C, and nicotine addiction. We have exclusive rights to commercialize all of our clinical development candidates.

Through our own specialty sales force we market five biopharmaceutical products: PhosLo® (calcium acetate) for the control of hyperphosphatemia, or elevated blood phospherous levels, in end-stage renal failure patients, Nabi-HB® [Hepatitis B Immune Globulin (Human)] for the prevention of hepatitis B infections, WinRho SDF® [Rho(D) Immune Globulin Intravenous (Human)] for the treatment of acute, chronic and HIV-related immune thrombocytopenia purpura, or ITP, Aloprim™[(Allopurinol sodium) for injection] for the treatment of chemotherapy-induced hyperuricemia, or high uric acid levels, and Autoplex® T (Anti-Inhibitor Coagulant Complex, Heat Treated) for the treatment of hemophilia A patients who have developed inhibitors to factor VIII. After May 11, 2004, we will no longer market Autoplex T except for sales from existing inventory, if any. We have filed a Biologics License Application or BLA for the use of an intravenous formulation of Nabi-HB to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Further, during 2004 we anticipate filing for approval to market PhosLo and Nabi-HB in Europe utilizing the Mutual Recognition Process.

We have four product candidates in clinical development: StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), Altastaph™ [Staphylococcus aureus Immune Globulin (Human)], Civacir™ [Hepatitis C Immune Globulin (Human)] and NicVAX™ (Nicotine Conjugate Vaccine). Our lead clinical candidate is StaphVAX, a vaccine designed to prevent Staph aureus infections. We plan to file a Marketing Authorization Approval, or MAA, with the European Union, or EU, by the end of 2004 for regulatory approval to market StaphVAX for the prevention of Staph aureus bacteremia for up to 40 weeks in end-stage renal disease patients on hemodialysis. This filing will be based on efficacy data obtained from our previously completed Phase III clinical trial for StaphVAX completed in 2000. In addition, we initiated a confirmatory Phase III clinical trial of StaphVAX in September 2003. We expect to file a BLA in the U.S. for StaphVAX by the end of 2005.

We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB, our investigational antibody products, Altastaph and Civacir, and contract manufacturing. We also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products.

The following table shows our currently marketed and development products:

Marketed Products	Indication/Intended Use	Status
PhosLo	Treatment of hyperphosphatemia	Marketed; Application for licensure in Europe through mutual recognition process planned for 2004

Nabi-HB	Post-exposure prevention of hepatitis B infection	Marketed

Nabi-HB Intravenous	Prevention of re-infection with hepatitis B in liver transplant patients	BLA filed in U.S.; Application for licensure in Europe through mutual recognition process planned for 2004; Orphan Drug Designation

WinRho SDF	ITP	Marketed

Aloprim	Chemotherapy-induced hyperuricemia	Marketed

Autoplex T	Hemophilia A	Marketed

Clinical Development
StaphVAX	Long-term protection against Staph aureus infections	Application for licensure in EU planned for fourth quarter 2004; Phase III confirmatory trial in U.S.

Altastaph	Immediate protection against Staph aureus infections	Phase II trial in very low birth-weight newborns; Phase I/II trial in adults with Staph aureus infections; Orphan Drug Designation

Civacir	Prevention of re-infection with hepatitis C in liver transplant patients	Phase I/II trial completed and results reported in February 2004; Orphan Drug Designation

NicVAX	Nicotine addiction	Phase II trial in U.S.; Completed Phase I/II trial in Europe and results reported in February 2004

PRODUCTS

Currently Marketed Biopharmaceutical Products

Sales of our biopharmaceutical products totaled $109.5 million in 2003 compared to $89.5 million in 2002. In 2003, biopharmaceutical products accounted for 62% of our sales and 94% of our gross margin. Each of our five currently marketed biopharmaceutical products is described below:

PhosLo® (calcium acetate)

Sales of PhosLo were $12.9 million for the period of August 4, 2003, the date at which we acquired the worldwide rights to PhosLo, through December 27, 2003.

PhosLo is a prescription phosphate binder indicated for the control of elevated blood phosphorus levels, or hyperphosphatemia in end-stage renal failure patients. When given with food, PhosLo combines with dietary phosphorus to form insoluble calcium-phosphate complexes that are eliminated from the body, thereby reducing phosphorus absorption and lowering blood phosphorus levels. The Kidney Disease Outcome Quality Initiative, or K/DOQI guidelines specify that controlling elevated phosphorus levels in dialysis patients with chronic kidney disease is critical because these patients are unable to eliminate excess phosphorus on their own. Elevated levels of phosphorus are associated with significant increases in illness including calcification of the arterial walls, heart valves and joints, renal osteodystrophy, bone pain and bone deformity and may result in death. We currently market PhosLo in the U.S. and plan to seek PhosLo registration and commercialization outside the U.S., initially in the EU and Canada. We anticipate filing for approval to market PhosLo in Europe utilizing the Mutual Recognition Process during 2004.

Within the EU, Germany, France, Italy, Spain and the United Kingdom alone currently have approximately 200,000 patients undergoing chronic renal dialysis. According to Kalorama, this patient population is expected to grow to greater than 300,000 by 2009 due to increased incidence of diabetes, hypertension and the aging of the population. Consistent with treatment practices in the U.S., where we currently market PhosLo, European nephrologists utilize phosphate binders on a regular basis. Currently, the phosphate binder market in the five largest European markets exceeds 200 million Euros and is served by a number of prescription calcium carbonate based products and Renagel (sevelamer).

According to the U.S. Renal Disease Service, or USRDS, at December 2000, 382,000 patients in the U.S. met the criteria for end-stage renal disease, or ESRD. The USRDS also projects that the population of ESRD patients in the U.S. will grow to over 650,000 patients in the U.S. by 2010. This growth in the number of chronic ESRD is largely attributable to increases in patients with diseases such as diabetes and hypertension, the primary causes of kidney failure, the overall aging of the U.S. population and increased life expectancy for dialysis patients. Based on our interviews with nephrologists, we believe chronic dialysis patients are likely to experience elevated phosphorus levels at some point during each year of their treatment and therefore will require phosphate binder therapy to control their blood phosphorus levels for a period of time.

Commencing in 2004, we expect to conduct a clinical trial in support of PhosLo titled the Prevention of Cardiovascular Calcification in End-Stage Renal Disease, or PRECISE study. The study is expected to be a double-blinded, controlled 210 patient study measuring serum phosphorus, calcium and phosphorus product, cholesterol levels and cardiovascular calcification in ESRD patients using PhosLo plus a statin. The statin will be administered in at least two dosages within separate arms of the study. Initial results from this clinical trial for serum phosphorus, calcium and phosphorus product and cholesterol levels are expected to be reported by the end of 2004 and results related to cardiovascular calcification are expected to be reported by the end of 2005.

In November 2003, the study: Treatment of Hyperphosphatemia in Hemodialysis Patients: The Calcium Acetate Renagel Evaluation (CARE study) was presented at the American Society for Nephrology annual meeting in San Diego, California. This was the first double-blinded, randomized controlled comparison of PhosLo and Renagel, a competitive product to PhosLo. The results of the trial showed that patients treated with PhosLo were able to control blood phosphorus levels more effectively than patients treated with Renagel throughout the study period. Specifically, the CARE study showed that patients treated with PhosLo achieved target phosphorus and calcium-phosphorus product levels more often and for longer periods of time than patients treated with Renagel. In addition, the CARE study identified there were significant differences in the cost of treatment between PhosLo and Renagel. The mean daily cost of treatment with PhosLo, based on the level of treatment provided to patients in the study at the end of the study period, was $2.14 compared to $11.70 for Renagel. Based on average wholesaler prices in January 2004, on an annualized basis, assuming continuous use, this would translate into $753 in projected treatment costs for PhosLo compared to $4,319 for Renagel, a potential cost-savings of $3,566 per year for patients treated with PhosLo.

PhosLo is distinct from calcium carbonate products, typically prescription calcium carbonate products in the EU or over-the-counter products such as TUMS in the U.S. Although many ESRD patients in the U.S. use over-the-counter calcium carbonate products to treat elevated phosphorus levels for reasons of cost, calcium carbonate products do not appear to meet the K/DOQI guidelines issued by the National Kidney Foundation, or NKF, due to the comparatively lower phosphate binding activity of calcium carbonate. As a result of this reduced activity, calcium carbonate products would be expected to result in calcium loads that fail to meet K/DOQI guidelines for non-dietary calcium absorption. In addition, due to the lower calcium binding activity, calcium carbonate products are not expected to meet the K/DOQI guidelines with regard to serum phosphorus control or control of the calcium/phosphorus product.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]

Sales of Nabi-HB were $37.6 million in 2003 compared to $41.2 million in 2002.

Nabi-HB is a human polyclonal antibody product indicated to prevent hepatitis B following accidental exposure to hepatitis B virus, or HBV. We believe the majority of our Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Currently, Nabi-HB is not labeled for this use.

In November 2002, we submitted a BLA to the U.S. Food and Drug Administration, or FDA for an intravenous formulation of Nabi-HB to prevent hepatitis B disease in HBV-positive liver transplant patients. Nabi-HB Intravenous has received Orphan Drug Designation from the FDA, entitling us to marketing exclusivity for this indication for a period of seven years post licensure. In January 2003, we received notification that the FDA had accepted our BLA for Nabi-HB Intravenous for priority review. We received a complete response letter from the FDA in May 2003 requesting supplemental data and information but no additional clinical trials. We responded to the complete response letter in August 2003. In addition, we have provided longer-term follow-up data from previously completed clinical trials to the FDA in early 2004. We anticipate a response on our BLA filing from the FDA during the first half of 2004. We have also submitted a briefing document to European regulators for Nabi-HB Intravenous, and we plan to seek regulatory approval for Nabi-HB Intravenous in certain European countries using the mutual recognition process. We plan to submit our first license application for Nabi-HB Intravenous in Europe in mid 2004.

HBV is a major global health concern. The Hepatitis B Foundation currently estimates that one out of 20 people in the U.S. has been infected with HBV. In the January 2004 issue of the

Morbidity and Mortality Weekly Report, it was reported that the U.S. Centers for Disease Control, or CDC, estimated that in the U.S. alone there are approximately 1.2 million chronic hepatitis B carriers, 8,500 new hepatitis B infections per year, and 5,000 individuals who die annually from hepatitis B or its complications. Rates of HBV infection throughout Europe are reported as similar to those in the U.S. Chronic HBV infection is a frequent cause of end-stage liver disease and is present in approximately 10%-15% of liver transplant patients. Moreover, during surgery and in the period immediately following transplant surgery patients do not have any other licensed treatment options to prevent re-infection of the transplanted liver. Re-infection of the transplanted liver is almost inevitable after surgery in HBV-positive patients without treatment.

WinRho SDF® [Rho(D) Immune Globulin Intravenous (Human)]

Sales of WinRho SDF were $50.0 million in 2003 compared to $34.0 million in 2002.

WinRho SDF is a human polyclonal antibody based product approved and marketed for the treatment of ITP, an autoimmune disease that manifests itself in abnormally low platelet levels, or thrombocytopenia, that can result in excessive bleeding. We began exclusive marketing of WinRho SDF in the U.S. in 1995 under a license and distribution agreement with Cangene Corporation, or Cangene. We pay a royalty to Cangene equal to approximately half of the net profits from sales of WinRho SDF after accounting for cost of production and marketing and sales expense. Our license and distribution agreement with Cangene extends through March 2005.

ITP is recognized by the appearance of purple patches on the body caused by bleeding into the skin and mucus membranes. In ITP, the body’s immune system produces antibodies that attach to platelets causing them to be removed from circulation, primarily by the spleen. Because platelets are required for blood clotting, as platelet counts decrease, the incidence of bleeding episodes increases. In certain cases, such as severe trauma or spontaneous intracranial hemorrhage, the bleeding can be fatal. The Platelet Disorder Support Association currently estimates that approximately 30,000 people develop ITP in the U.S. each year. In children, the disease is usually acute at onset and is often resolved with treatment within six months. In adults, the onset is gradual and rarely resolves itself without treatment. ITP can occur as either a primary disease or secondary to another underlying disease such as HIV or lupus. Chronic thrombocytopenia is currently estimated to occur in about 10% of HIV-infected patients and in about one third of patients with AIDS.

Other Biopharmaceutical Products

Other biopharmaceutical products are primarily comprised of Aloprim and Autoplex T. Sales of other biopharmaceutical products were $9.0 million in 2003 compared to $14.3 million in 2002.

Aloprim™ [(Allopurinol sodium) for injection]

Aloprim is indicated for the treatment of chemotherapy-induced hyperuricemia, or elevated uric acid levels, for patients with leukemia, lymphoma or solid organ tumors who cannot tolerate oral therapy. Complications associated with chemotherapy-induced hyperuricemia in these patients include renal failure. Based on 2002 data from the American Cancer Society, there are approximately 90,000 patients annually suffering from leukemia and lymphoma in the U.S. that could potentially be at risk for developing chemotherapy-induced hyperuricemia. We acquired certain rights to distribute Aloprim from DSM Pharmaceuticals, or DSM, in June 1999 and currently have the exclusive right to distribute Aloprim in the U.S. We pay a royalty to DSM equal to a percentage of the net profits from sales of Aloprim. The royalty rate varies based on the level of annual sales. Under terms of our distribution agreement with DSM, we have the right to acquire the rights to Aloprim in the U.S. before June 2004 for payment of $0.8 million.

Autoplex® T (Anti-Inhibitor Coagulant Complex, Heat Treated)

Autoplex T is a blood clotting agent used to treat hemophilia A patients who have developed inhibitors to factor VIII. Hemophilia A is a blood clotting disorder characterized by a lack of functional coagulation factor VIII. Physicians typically treat hemophilia A by replacing the deficient factor with either recombinant clotting factor VIII or human factor VIII. In most cases, replacement therapy is effective in stopping bleeding episodes. However, the treatment of hemophilia A is complicated when an inhibitor or antibody is produced in response to outside sources of factor VIII. These antibodies neutralize infused factor VIII, rendering the patient at risk for excessive bleeding episodes. After May 11, 2004 we will no longer market Autoplex T except from existing inventories, if any.

Currently Marketed Antibodies and Intermediate Products

Sales of our antibody products totaled $67.1 million in 2003 compared to $106.5 million in 2002. The decrease was expected due to the conclusion of a single supply contract that generated no gross margin in April 2003. We retained this contract after the sale of the majority of our antibody collection business and testing laboratory in September 2001. Additionally, sales of specialty antibodies decreased reflecting decreased sales of rabies, tetanus, hepatitis B and RhoD antibodies. In 2003, antibody products accounted for 38% of our sales and 6% of our gross margin. Our operating strategy for these products is to sell our excess production under contracts that provide a consistent operating cash flow. As we are able to achieve licensure for antibody-based biopharmaceutical products in our research and development pipeline, we anticipate a strategic shift in our antibody segment of converting production of non-specific antibodies into the production of specialty antibodies which we will use to manufacture our own antibody-based biopharmaceutical products.

Specialty Antibodies

Specialty antibody products contain high concentrations of a specific antibody and are used primarily to manufacture antibody-based biopharmaceutical products to treat chronic immune disorders and to prevent and treat viral and bacterial diseases as well as to develop diagnostic products.

We identify potential specialty antibody donors through screening and testing procedures. We also have developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. We believe that our antibody collection capabilities, our operational expertise in donor immunization programs, our clinical and medical experience in conducting clinical trials under IND, and our access to a diverse antibody donor base provides us with the ability to produce specialty antibodies.

Our specialty antibody products include hepatitis B, RhoD, tetanus, cytomegalovirus or CMV, Varicella Zoster Virus or VZV and rabies antibodies as well as other plasma products sold to diagnostic customers. Hepatitis B antibodies are used in the manufacture of Nabi-HB and RhoD antibodies are used in the manufacture of WinRho SDF.

Sales of specialty antibodies were $21.4 million in 2003 and $32.7 million in 2002.

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

In 2003, we derived sales of $45.7 million from sales of non-specific antibodies as compared to 2002 levels of $73.8 million. Non-specific antibody sales have decreased in 2003 from 2002 levels as a result of the conclusion in April 2003 of a supply contract with a single customer. The contract was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. The purchaser supplied us with non-specific antibodies to satisfy our supply obligations under this contract at the sales price under this contract. Because we retained the risk of credit loss with this customer, we recorded revenues but no margin on these sales. Such sales totaled $18.6 million in 2003 compared to $55.6 million in 2002. Commencing in 2004, we will supply Bayer Corporation with non-specific antibodies produced at our antibody collection centers under a long-term contract. The contract will allow us to continue to utilize the current capacity in excess of our own production requirements at our antibody collection centers. Our long-term strategy for the antibody segment is to convert production of non-specific antibodies into the production of specialty antibodies for use in the manufacture of our own antibody-based biopharmaceutical products. In 2003, sales of non-specific antibodies collected at our antibody collection centers totaled $27.1 million compared to $18.2 million in 2002.

Research and Development Programs

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs:

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
StaphVAX	$15,031	$8,515	$6,498
Other clinical programs including Altastaph, Civacir and NicVAX, net of reimbursed amounts	8,068	6,496	2,921
Other, pre-clinical programs	836	1,041	616
Currently marketed products, including Nabi-HB Intravenous	5,105	5,044	5,295

Total	$29,040	$21,096	$15,330

Research and development expenses of approximately $1.3 million, $1.2 million and $1.1 million related to the NicVAX program were reimbursed by the National Institute of Drug Abuse or NIDA for fiscal years 2003, 2002 and 2001, respectively.

CLINICAL DEVELOPMENT PRODUCTS

We have a significant pipeline of biopharmaceutical products under development. Our research and development pipeline products consist of vaccines for long-term protection and antibody based biopharmaceutical products for immediate short-term protection from blood infections caused by Gram-positive bacteria such as S. aureus, S. epidermis and Enterococci, antibody based biopharmaceutical products for the treatment and/or prevention of various diseases, including hepatitis B and hepatitis C, and a vaccine for treating and preventing nicotine addiction.

Gram-positive Infections Program

Within the approximately 5,400 acute care hospitals in the U.S., Staph aureus is the leading cause of hospital-acquired bloodstream infections. In addition, the CDC estimates more than two million patients in the U.S. each year contract an infection as a result of exposure to a pathogen while receiving care in a hospital. In Europe’s 7,600 acute care hospitals, SENTRY reports Staph aureus to be the cause of blood stream infections 19% of the time, which is nearly as frequent as in the U.S. where Staph aureus is reported to cause 25% of blood stream infections acquired in acute care hospitals. With its capacity to cause serious complications and its increasing resistance to most antibiotics, Staph aureus has become a critically dangerous pathogen. Staph aureus can spread from the blood to the bones or the inner lining of the heart and its valves, or cause abscesses in internal organs such as the lungs, kidneys and brain.

Staphylococcal infections are difficult to treat because the bacteria that cause them are highly virulent and, in many cases, resistant to currently available antibiotics. The rise of antibiotic resistance has markedly curtailed options for treating Staph aureus infections since methicillin-resistant Staph aureus, or MRSA from all sites of infection has risen to 34% in the U.S. and 26% in Europe.

Staph aureus infection rates in patient populations at high risk for Staph aureus infection range from 1-30%, and result in longer hospital stays, higher death rates, increased illness and significantly higher medical costs. A recently completed, retrospective study, completed at the Duke University Medical Center determined that in 143 dialysis-dependent patients hospitalized with Staph aureus bacteremia, patients with MRSA had a mean in-patient stay of 14.2 days versus 7.9 days for patients with Methicillin-Sensitive Staph aureus, or MSSA. The patients suffering MRSA infections also incurred higher mean costs of $32,462 compared to $13,706 for patients with MSSA and were more likely to die by 12 weeks.

StaphVAX. We are developing StaphVAX for patients who are at high risk of Staph aureus infection and who are able to respond to a vaccine by producing their own antibodies. In the U.S. alone there are estimated to be 12 million at risk patients. The initial formulation of StaphVAX is intended to stimulate a patient’s immune system to produce antibodies to Staph aureus that provide active, long-term protection from the bacteria. StaphVAX targets Staph aureus types 5 and 8, which are responsible for approximately 85% of Staph aureus infections.

StaphVAX is an investigational polysaccharide conjugate vaccine based on patented vaccine technology licensed from the Public Health Service/NIH on terms that provide exclusively for seven years following FDA approval, or the term of the patent, whichever is shorter. StaphVAX represents a novel approach to the prevention of Staph aureus infections. StaphVAX contains surface polysaccharides found in the outer coating of Staph aureus types 5 and 8. The polysaccharide molecules are linked, or conjugated, in the vaccine with a non-toxic, carrier protein derived from the bacteria Pseudomonas aeruginosa. Once given the vaccine, the patient’s immune system produces proteins, called antibodies, which bind to Staph aureus on subsequent exposure to the bacteria. These antibodies help the immune system to identify the Staph aureus bacteria while it is in the blood causing a blood stream infection, or bacteremia, and eliminate it. Since these antibodies bind to several sites on the bacteria’s surface polysaccharides, we believe that the bacteria will be unable to develop resistance to the antibodies as it has to antibiotics.

Potential at-risk populations who may benefit from the use of StaphVAX include

•	elderly patients and those suffering chronic diseases including end-stage renal disease, congestive heart failure, chronic obstructive pulmonary disease and diabetics who are expected to have long stays in medical or extended care facilities,

•	patients undergoing planned surgery who can be vaccinated in advance, for whom Staph aureus infections can have serious consequences,

•	prosthetic surgery and vascular graft patients who are at long-term risk of Staph aureus infections due to their implants,

•	chronic osteomyelitis patients, spinal cord injury and spinal fusion patients,

•	hematology/oncology patients undergoing chemotherapy and

•	patients who have previously been treated for Staph aureus infections.

After a series of discussions with six EU regulatory agencies, we expect to file an MAA with the EU by the end of 2004 using the centralized registration procedure. This MAA submission will be based on efficacy data obtained from our previously completed Phase III clinical trial discussed below. Based on the results of those discussions, we will seek an initial indication that StaphVAX may be used for the prevention of Staph aureus bacteremia for up to 40 weeks in end-stage renal disease patients on hemodialysis. The MAA submission will include manufacturing conformance data generated at Cambrex BioScience of Baltimore, Inc. or Cambrex BioScience, our contract manufacturer for StaphVAX. If the MAA is approved, we will be granted simultaneous regulatory approval to market StaphVAX for this indication throughout the EU. We also plan to file a supplement to the MAA dossier with the EU in the fourth quarter of 2005. This supplement to the MAA dossier will incorporate safety and immune response data from immunogenicity clinical trials to be conducted in the United Kingdom in 2004 in patients undergoing orthopedic or cardiothoracic surgery as well as data from the confirmatory Phase III clinical trial currently underway in the U.S. discussed below. The purpose of the supplement to the MAA dossier is to apply for an expansion of the initial proposed indication to an indication for the prevention of Staph aureus bacteremia and secondary infections caused by bacteremia in at-risk adults.

In September 2003, we began enrollment in a confirmatory Phase III clinical trial for StaphVAX with a prospectively defined primary efficacy end point at eight months post-vaccination. This double-blinded, placebo-controlled and randomized trial will be conducted in ESRD patients undergoing hemodialysis, the same patient population in which we conducted our initial Phase III clinical trial of StaphVAX. Enrollment for this trial is expected to be complete by mid-2004. The 3,600 patient study is designed to demonstrate statistical significance with a clinical reduction of 50% or more in types 5 and 8 Staph aureus infections. We estimate that we will incur outside clinical trial costs of approximately $36 million over the period from initiation of the trial through its conclusion scheduled in the third quarter of 2005. At the eight month primary end point of this trial, we will administer a booster dose of the vaccine and subjects will be monitored for antibody levels and infection rates for at least an additional four months as secondary end points. Consequently, patients will be followed for at least 12 months in total. If we achieve positive results from this efficacy trial, we plan to file a BLA for StaphVAX with the FDA by the end of 2005. Our BLA filing will incorporate the efficacy data from both the current Phase III trial of StaphVAX and the initial Phase III clinical trial described below as well as safety and immune response data from the European immunogenicity trials being conducted in patients undergoing orthopedic and cardiothoracic surgery.

In September 2003, we also announced the completion of a clinical study in 40 healthy volunteers to compare the immune system’s response, or immunogenicity to vaccine manufactured at a contract manufacturer’s site with the response achieved in previous clinical trials using vaccine manufactured in our research and development pilot plant. The study showed immunogenicity and safety at least equivalent to the immunogenicity seen in those previous studies. This result demonstrated that the manufacturing process for StaphVAX is both reproducible and scalable. In October 2003 we entered into a contract manufacturing agreement with Cambrex BioScience for the manufacture of StaphVAX at commercial scale and started the process of transferring the StaphVAX manufacturing process to Cambrex BioScience. In January 2004 we began manufacturing the StaphVAX consistency lots. Following laboratory analysis of these lots, the data is expected to be incorporated into our MAA submission to the EU.

We completed our initial Phase III double-blinded, placebo-controlled and randomized clinical trial for StaphVAX in hemodialysis patients with ESRD in late 2000. We targeted this patient population because of its relatively high infection rate and because it is at long-term risk of infection. A total of 1,804 patients were included in the clinical trial. Half the enrolled patients were vaccinated with StaphVAX and half received a placebo. The clinical trial population was evaluated at intervals for up to a year to evaluate vaccine safety and Staph aureus infection rates. The results of the trial showed that a single injection of StaphVAX was safe and showed a statistically significant reduction in the incidence of Staph aureus bacteremia by almost 60% through 10 months post-vaccination. The reduction in bacteremia one-year after vaccination was 26%. The decrease in effect from 10 to 12 months was associated with declining levels of antibodies. No significant side effects attributable to the vaccine were noted. The results in ESRD patients are especially relevant because these patients are severely immune-compromised and generally respond poorly to vaccines. Based upon previous clinical trials in healthy volunteers, immune-competent patients who are at risk for Staph aureus infections are expected to respond more favorably with higher levels of antibody to StaphVAX than ESRD patients. The significance of the results of this trial was confirmed by publication in the New England Journal of Medicine in February 2002.

To build on the results of our previous Phase III clinical trial completed in 2000, we conducted a booster trial in 2001, giving a second dose of StaphVAX to 77 hemodialysis patients who had received an initial dose of the vaccine on average 3 years earlier. The booster trial was designed to evaluate whether patients at long-term risk for Staph aureus infections could respond to a booster dose of the vaccine. The trial demonstrated that a booster dose of the vaccine given to previously vaccinated hemodialysis patients significantly increased the concentration of the vaccine-specific antibodies against Staph aureus. Hence, the trial results suggest that periodic booster doses of StaphVAX can be administered to increase and sustain antibody levels for patients at chronic risk of Staph aureus infection. The average antibody concentrations reached after the booster vaccination were above what our scientists believe to be a protective level, although not as high as those following the first dose of vaccine. In addition, antibody levels decreased more gradually over time after the booster vaccination than following the initial vaccination.

Altastaph. Altastaph is an investigational human polyclonal antibody product that contains high levels of specific antibodies to Staph aureus types 5 and 8. These antibodies are collected from the plasma of healthy donors who have been vaccinated with StaphVAX at our FDA approved antibody collection centers. In contrast to StaphVAX, which is intended to provide long-term protection against Staph aureus infection, we are initially developing Altastaph to provide short-term protection to patients at immediate risk of infection, or who have compromised immune systems and cannot respond effectively to a vaccine. High-risk populations that could benefit from a product such as Altastaph include very low birth-weight newborns, emergency surgery patients, trauma patients and patients in intensive care and burn units. This type of protection or treatment may be cost-effective because antibodies in a single dose of Altastaph persist in the bloodstream for a number of weeks and can be available to provide protection for the entire risk period. We are also exploring the use of Altastaph as a therapeutic agent for patients with Staph aureus infections.

In July 2003, we initiated a randomized, double-blinded, placebo-controlled Phase II clinical trial for short-term protection against Staph aureus types 5 and 8 in very low birth-weight newborns defined as newborns with birth weights between 500 and 1500 grams. This Phase II trial is being conducted in approximately 200 newborns at up to 20 neonatology centers throughout the U.S. Newborns will be randomly selected to receive Altastaph at one of two dose levels or placebo and followed for up to 42 days for safety and incidence of infections. In January 2004, Altastaph received Orphan Drug Designation from the FDA for use in very low birth-weight newborn patient populations.

In 1999, we successfully completed a multi-dose Phase I/II clinical trial of Altastaph in very low birth-weight newborns that demonstrated its safety and the presence of measurable antibodies to Staph aureus at a variety of dosage levels. The trial indicated that titers of the specific anti-staph antibodies are dose-related. Even the lowest dose of 500 mg/kg of Altastaph resulted in antibody titers that pre-clinical models and clinical trials with StaphVAX indicate may be protective against infection.

Next Generation Products and Other Anti-Bacterial Vaccines in Development. We have identified and patented an antigen, called type 336, found on a serotype of Staph aureus, that accounts for more than 90% of non-type 5 and non-type 8 Staph aureus clinical infections, or about 10-12% of all clinically significant Staph aureus infections. We have purified and characterized the type 336 antigen and have prepared a prototype conjugate vaccine that is capable of protecting animals from challenge with clinical isolates of the serotype. During 1998, we were issued an U.S. patent on the type 336 antigen. Included in the patent were claims relating to vaccines made from type 336 antigen and monoclonal and polyclonal antibodies reactive to the antigen. Patents for type 336 antigen and its use are being pursued worldwide. The second generation StaphVAX and Altastaph products are expected to contain Staph aureus type 336 antigen in addition to Staph aureus types 5 and 8 antigens. We expect the second-generation StaphVAX and Altastaph products to provide coverage for greater than 95% of all clinically significant Staph aureus infections.

S. epidermidis and Enterococcus faecalis are the two other clinically significant Gram-positive bacteria that cause hospital-acquired infections. We intend to extend product coverage to these two Gram-positive bacteria in subsequent generations of StaphVAX and Altastaph. We have been issued eighteen patents containing claims covering both a S. epidermidis vaccine and human monoclonal and polyclonal antibodies and have filed patent applications on selected enterococcal antigens. Prototypical S. epidermidis and enterococcal vaccines produced by us have been shown to induce antibodies that are protective in animal models and facilitate elimination of bacteria by the same type of immune system response as StaphVAX.

Other Programs

Civacir [Hepatitis C Immune Globulin (Human)]. Civacir is an investigational human polyclonal antibody product that contains antibodies to hepatitis C virus, or HCV. Pre-clinical studies indicate that Civacir contains antibodies that are neutralizing to HCV. We are developing Civacir to prevent hepatitis C disease in HCV-positive liver transplant patients.

HCV is a major cause of acute hepatitis C and chronic liver disease, including cirrhosis and liver cancer. The World Health Organization, or WHO estimates that about 170 million people, or 3% of the world’s population are chronically infected with HCV and 3 to 4 million people are newly infected each year. The CDC currently estimates there are approximately 2.7 million individuals in the U.S. chronically infected with HCV.

HCV has significant social impact because it causes chronic infections in a large percentage of those infected and often results in severe illness and death in later stages of the disease. Chronic HCV infection is a frequent cause of end-stage liver disease resulting in the need for liver transplantation. In the U.S. and Europe approximately 40% of liver transplants are due to

HCV infection. Moreover, during surgery and in the period immediately following, these patients have no treatment options to prevent re-infection of the transplanted liver. Re-infection of the transplanted liver is almost inevitable within weeks to months after surgery and can occur within days of transplantation. HCV infection also contributes to frequent hospitalizations and failure of the transplanted liver when it occurs in transplant patients.

The NIAID, a part of the NIH, has funded a Phase I/II clinical trial of Civacir in HCV-positive liver transplant patients. The trial was conducted by the NIAID sponsored Collaborative Anti-Viral Study Group at four study sites in the U.S. This trial was a three-armed, randomized, controlled clinical study evaluating two dose levels of Civacir in a total of 18 patients undergoing liver transplantation. In this trial the NIH evaluated the safety of dosing patients with Civacir during and after transplant surgery. The NIH also evaluated the level of HCV-specific antibodies in trial subjects following dosing, as well as liver enzyme levels, a measure of liver damage, and HCV levels in the transplanted livers. Although this trial was not powered to show efficacy, the results will help us determine the safety of Civacir in this patient population and define the efficacy markers that may be important in subsequent Phase II and III clinical trials. Preliminary results from this trial were released in February 2004. The results showed that Civacir was well tolerated at both dose levels. In addition, the results showed a trend towards a reduction in ALT levels, an important liver enzyme that measures liver function was observed. There also appeared to be a reduction in viral levels in liver tissue in the group receiving high dose Civacir. This data will be used to define our continued development strategy for Civacir. Civacir has received Orphan Drug Designation from the FDA.

NicVAX (Nicotine Conjugate Vaccine). NicVAX is an investigational vaccine to prevent and treat nicotine addiction that uses a conjugate vaccine technology similar to StaphVAX and other anti-bacterial vaccines in our pipeline. NicVAX is designed to cause the immune system to produce antibodies that bind to nicotine and prevent it from entering the brain. The stimulus in the brain that is caused by nicotine is therefore no longer present. Pre-clinical studies showed that vaccination with NicVAX could prevent nicotine from reaching the brain and block the effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction.

In August 2003, we announced the initiation of a Phase II dose response, double-blinded, placebo-controlled, randomized clinical trial in 63 smokers who have expressed a desire to quit smoking. The trial, which is designed to observe safety, specific nicotine antibody levels and the rate of smoking cessation in trial participants in response to vaccination with NicVAX, is being conducted at three sites in the U.S. This trial is funded in part by a grant from NIDA. In addition, in February 2003 we initiated a placebo controlled, double-blinded Phase I/II clinical trial of NicVAX in smokers, ex-smokers and non-smokers in collaboration with researchers at the University of Maastricht in The Netherlands. The primary intent of this trial is to evaluate the development of nicotine specific antibody levels and safety of the vaccine in study participants. The U.S. study is fully enrolled and we expect to report the full results from this trial in the second half of 2004. The results from The Netherlands trial were reported in February 2004 and showed that multiple injections of NicVAX were well tolerated and resulted in a rapid and boosted immune response that generated substantial amounts of nicotine specific antibodies.

In 2002, we completed a placebo-controlled, double-blinded Phase I clinical trial of a single dose of NicVAX in healthy, non-smoking volunteers with the assistance of funding from NIDA. The intent of the trial was to evaluate the safety and immunogenicity of the vaccine. Analysis of blood samples from the participants showed that a single dose of vaccine resulted in a rapid immune response and generated nicotine-specific antibodies. Local reactions to vaccination were generally mild to moderate, temporary and required no therapeutic intervention. Antibody levels were detected within 7-14 days of vaccination and were either maintained or continued to increase through at least 60 days post-vaccination.

STRATEGIC ALLIANCES

We enter into strategic alliances for the manufacture and commercialization of some of our marketed and pipeline products. Our current key strategic alliances are discussed below.

Cambrex BioScience of Baltimore, Inc.

In October 2003, we entered into a contract manufacturing agreement with Cambrex BioScience to produce commercial quantities of StaphVAX. The manufacturing process for StaphVAX is being transferred to Cambrex BioScience from a previous contract manufacturer, as well as from our pilot research and development plant in Rockville, Maryland. We began production of consistency lots of StaphVAX in January 2004 and expect to complete the transfer of the manufacturing process to Cambrex BioScience in 2004. The contract manufacturing agreement requires us to make certain payments to Cambrex BioScience to secure future access to commercial vaccine manufacturing capacity and to enable Cambrex BioScience to ready its facility for the future commercial scale manufacture of StaphVAX. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Cambrex BioScience.

Cangene Corporation

Under a license and distribution agreement with Cangene, we have exclusive rights to distribute and market WinRho SDF in the U.S. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales and shares equally in the profits from sales after accounting for the costs of production and selling and marketing expenses. The current license and distribution agreement concludes in March 2005.

Public Health Services/National Institutes of Health

Under a license agreement with the Public Health Services/National Institute of Health, or PHS/NIH, we have exclusive rights to a U.S. patent relating to a carbohydrate/protein conjugate vaccine against Staphylococcus for a period of seven years following FDA approval or the term of the patent, whichever is shorter, and are obligated to pay PHS a royalty based on net sales of products using this technology. The licensed patent rights cover staphylococcal vaccines including StaphVAX.

Chiron Corporation

We have an agreement with Chiron Corporation, or Chiron that grants us an exclusive supply agreement for four vaccines, including hepatitis C. In addition, we have rights to 10 additional Chiron vaccines for use in humans to produce immunotherapeutic products. The agreement may also grant us access to a vaccine adjuvant, MF 59. We will be responsible for all development, manufacturing and worldwide distribution of these products. We may terminate the agreement on a product-by-product basis in which event we shall transfer to Chiron all of our rights with respect to the product as to which the agreement has been terminated. Similarly, Chiron may terminate its obligations to supply immunizing agents to us on a product-by-product basis, in which event Chiron shall grant to us a license of the technology necessary for us to manufacture the applicable immunizing agent and the financial arrangements in the Chiron Agreement with respect to such agent shall continue.

Pfizer

In April 2003, we licensed the worldwide rights to our whole cell vaccine technology for the prevention and treatment of Staphylococcus aureus infections in cattle to Pfizer. Under the license agreement, Pfizer made a non-refundable initial cash payment and will make future cash payments if certain milestones are met. Pfizer will also pay royalties based upon future product sales once regulatory approval to market the veterinary vaccine is obtained.

CUSTOMER RELATIONSHIPS

We sell our biopharmaceutical products to wholesalers, distributors, hospitals and home healthcare companies and sell our antibody products to pharmaceutical and diagnostic product manufacturers.

In connection with the sale of the majority of our antibody collection business and testing laboratory, we entered into an agreement for the purpose of assuring that each party would have the ability to meet supply commitments to third parties after completion of the sale. Under this agreement we are obligated to provide to the purchaser RhoD antibodies at our cost plus a handling fee in order that the purchaser may fulfill its obligations under a contract it assumed. This agreement, which ends in December 2004, limited our ability to sell these antibodies to other customers at higher margins during 2003 and we will be limited in our ability to sell these antibodies to other customers throughout 2004.

Pricing for product deliveries under our antibody contract products is fixed for the contract term, generally one year or less, although the contracts generally provide for price increases/decreases during the contract term to reflect changes in customer specifications and new governmental regulations. In addition, in 2004 we expect to sell antibody products in individually negotiated transactions that will be subject to market conditions at the time of negotiation. Our profit margins for these transactions may be adversely or beneficially affected by market conditions for antibody products at those times.

Sales for the year ended December 27, 2003 included three customers of our biopharmaceutical products segment, AmerisourceBergen, Cardinal Health, Inc. and McKesson Drug Co., and one customer of our antibody products segment, Bayer Corporation, representing 20%, 19%, 18% and 21% of total consolidated sales, respectively.

SUPPLY AND MANUFACTURING

Biopharmaceutical Products

We manufacture Nabi-HB in our biopharmaceutical manufacturing facility in Boca Raton, Florida. Additionally, we manufacture clinical lots of our investigational products, Altastaph and Civacir, in this facility. We intend to modify an unused portion of our Boca Raton, Florida facility during 2004 to manufacture commercial quantities of StaphVAX. In addition, we have a ten year agreement with Cambrex BioScience for the contract manufacturing and commercial supply of StaphVAX.

All of our marketed products other than Nabi-HB are manufactured for us by third parties. PhosLo is manufactured for us by Braintree Laboratories, Inc. under an agreement that can be extended until 2018. PhosLo is also manufactured for us by another third-party. WinRho SDF is manufactured for us by Cangene under an agreement that terminates in March 2005. Aloprim is manufactured for us by DSM under an agreement that terminates in June 2004. Baxter supplies Autoplex T to us under a contract that will end on May 11, 2004.

Antibody Collection Process

We currently collect and process antibodies from our nine collection centers located across the U.S. Each center is licensed and regulated by the FDA.

PATENTS AND PROPRIETARY RIGHTS

Our success depends in part on our ability to maintain our rights to our existing marketed biopharmaceutical products and our ability to obtain patent protection for product candidates in clinical development. Currently, we have over 30 granted patents and over 60 patent applications pending.

Marketed products

We have two patents granted in the U.S., one patent granted in Canada and one patent application pending in the U.S. relating to PhosLo. The granted patents contain claims directed to methods of using calcium acetate in an orally ingested form to inhibit gastrointestinal absorption of phosphorus. The patent claims support the use of PhosLo for our approved application in ESRD patients. Patent coverage for these claims expires in April 2007 in the U.S. and January 2012 in Canada. We also have another U.S. patent granted and an U.S. patent application pending with claims to a second-generation, phosphorus-binding capsule formulation. The next generation capsules are intended to enhanced ease of patient use and, as a result, improve treatment management. The granted U.S. patent relating to the phosphorus-binding capsule formulation expires in April 2021.

Products in development

We have 25 patents issued, including six U.S. patents, 15 patents in European countries and four in other countries and 38 patent applications pending worldwide relating to our Gram-positive infections program. With respect to Staphylococcus, the patents and pending patent applications relate both to polysaccharide antigens—our “336” Staph aureus antigen and “Type I” S. epidermidis antigen—and to a glycopeptide antigen common to S. epidermidis, S. haemolyticus and S. hominis. Our pending patent applications relate to Enterococcus and describe polysaccharide antigens from E. faecalis and E. faecium, respectively.

In addition to the PHS/NIH patent which expires in 2010, our four granted U.S. patents and two ex-U.S. patents in our Staph aureus program contain claims directed to vaccines, antibody based therapies, methods of preparing antigen and diagnostic assays and kits against surface antigens of Staph aureus. The patents all expire in 2016. Additional patent applications still pending include claims directed to the antigens, as well as to compositions, or conjugates, of the antigens, vaccines containing the antigens, antibodies to the antigens, and immunotherapy and diagnostic methods using the antigens and/or the antibodies to the antigens. In addition, we have filed an U.S. patent application covering methods directed to the use of StaphVAX, among other compositions. These two applications, which address a method of protecting a human being with a compromised immune system from Staphylococcal or enterococcal bacterial infection, include claims that prescribe our use of proprietary antigens. The applications also encompass a method for the use of types 5 and 8 Staph aureus antigens. With regard to S. epidermis, we have two issued U.S. patents and 16 ex-U.S. patents, including 15 issues in European countries. The patents contain claims to vaccines and hyperimmune globulins against S. epidermis surface antigen. Most of these patents expire in 2016.

In addition, we have one issued U.S. patent three ex-U.S. patent applications pending that contain claims directed to a pharmaceutical composition containing a glucan and intravenous hyperimmune globulin, which can be specific for a given pathogen like Staph aureus. This combination produces an unexpected antimicrobial effect that is greater than that obtained when either the glucan or the intravenous hyperimmune globulin is used separately.

Our patent portfolio for technology related to the NicVAX product comprehends both compositions and therapeutic methodology for treating or preventing nicotine addiction. In particular, we have three issued patents, including two in the U.S., and over 20 applications pending worldwide. Our patent claims are directed to compositions, or conjugates, that comprise nicotine-like molecule linked to a carrier protein and to the methods for the use of these conjugates to treat or prevent nicotine addiction. We also have claims to a pharmaceutical composition that contains nicotine specific antibodies induced by conjugate antibodies, as well as to methods for using those antibodies against nicotine addiction.

Trade Secrets and Trademarks

We rely on unpatented proprietary technologies in the development and commercialization of our products. We also depend upon the un-patentable skills, knowledge and experience of our scientific and technical personnel, as well as those of our advisors, consultants and other contractors. To help protect our proprietary know-how, we often use trade secret protection and confidentiality agreements to protect our interests. We require employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and where applicable require disclosure and assignment to us of the ideas, developments, discoveries and inventions that arise from their activities for us.

We own or license trademarks associated with each of our products, including several international trademark registrations or common law rights, for each of our marketed and development products.

GOVERNMENT AND INDUSTRY REGULATION

The collection, processing and sale of our products as well as our research, pre-clinical development and clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities including the U.S., United Kingdom, Germany, Spain, Italy, Australia and France. In the U.S. the federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products. We believe we are in compliance with all relevant material laws and regulations.

Biopharmaceutical Products

Vaccines and human polyclonal antibody products are classified as biological products under FDA regulations. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical studies and the filing of an IND application with the FDA, which must be accepted by the FDA before human clinical studies may commence. The initial human clinical evaluation, called a Phase I trial, generally involves administration of a product to a small number of normal, healthy volunteers to test for safety. Phase II trials involve administration of a product to a limited number of patients with a particular disease to determine dosage and safety, as well as provide indications of efficacy. Phase III trials examine the efficacy and safety of a product in an expanded patient population at geographically dispersed clinical sides. Phase IV clinical trials primarily monitor for adverse effects and are undertaken post-licensure, such as additional large-scale, long-term studies of morbidity and mortality. The FDA reviews the clinical plans and the results of trials and can stop the trials at any time if there are significant safety issues. Biological products, once approved, currently have no provision allowing competitors to market generic versions. Each biological product must undergo the entire development process in order to be approved.

The results of all trials are submitted in the form of a BLA or a New Drug Application or NDA for small molecules. The BLA or NDA must be approved by the FDA to commence commercial sales. For BLA/NDA approval, the FDA requires that the sponsor demonstrates a favorable risk-benefit ratio. This often involves treatment of large numbers of patients, typically in double-blinded, placebo controlled or comparative randomized trials, followed for protracted periods of time. The actual size of the trials, and the length of follow-up varies from indication to indication. In addition, the prospective manufacturer’s methods must conform to the agency’s current Good Manufacturing Process, or cGMP regulations, which must be followed at all times. The prospective manufacturer must submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The U.S. Congress or the FDA in specific situations can modify the regulatory process.

The overall regulatory process is similar within the EU insofar as the sponsor needs to demonstrate a favorable risk benefit ratio of the drug product as well as reproducible manufacturing methods. The European equivalent of the BLA/NDA is called the MAA. There are two different procedures to file an MAA, the Centralized Procedure and the Mutual Recognition Procedure. The Centralized Procedure allows for simultaneous approval throughout the EU. The Mutual Recognition Procedure provides for initial approval in one country that can be used to seek approval in additional countries within the EU. There have been different requirements from country to country with regard to initiating clinical trials, however, that is also in the process of being standardized. A new centralized procedure, the Clinical Trials Application will be introduced in the EU during 2004.

Antibody Products

The collection, storage and testing of antibodies and antibody-based products derived from human plasma are strictly regulated by the FDA. In order to operate in the U.S., an antibody collection facility must hold a Biologics License issued by the FDA’s Center for Biologics Evaluation and Research. Each collection facility must be regularly inspected and approved in order to maintain licensure. In addition, collection centers require FDA product licenses to collect each specialty antibody product. We are also subject to and are required to be in compliance with pertinent regulatory requirements of countries to which we export antibody products.

Orphan Drug Act

January 2004, the FDA granted our investigational product Altastaph, Orphan Drug Designation for use in neonate patients. Nabi-HB Intravenous has received Orphan Drug Designation under this Act for prevention of hepatitis B re-infection in liver transplant recipients and for which we filed a BLA in November 2002. In November 2002, the FDA granted our investigational product, Civacir, Orphan Drug Designation for prevention of hepatitis C infection in HCV-positive liver transplant recipients.

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

COMPETITION

Biopharmaceutical Products

PhosLo competes with Renagel, a product marketed by Genzyme Corporation, and calcium carbonate products such as TUMS.

There is one antibody based therapy for prevention of hepatitis B post exposure currently on the market that competes with Nabi-HB. We believe that Nabi-HB has achieved a significant share of the U.S. market.

WinRho SDF is the first and only RhoD antibody based biopharmaceutical product approved for the treatment of ITP. We believe that WinRho SDF has a significant and growing share of the U.S. market for ITP treatment. Competing therapies include, steroids, intravenous immune globulin and splenectomy, a surgical procedure to remove the spleen. Rituxan is also being used to treat refractory ITP patients.

Aloprim is the first intravenous allopurinol therapy available for the treatment of chemotherapy-induced hyperuricemia. Aloprim provides a therapeutic option for patients that cannot tolerate oral allopurinol therapy. In 2002, a new competitive agent using a different mechanism of action was introduced into this market.

Autoplex T competes in the anti-inhibitor segment of the hemophilia A market. There are two significant biopharmaceutical products currently on the market that compete with Autoplex T.

Antibody Products

We sell antibody raw materials to pharmaceutical companies that process this raw material into finished products. Although these pharmaceutical companies generally own plasmapheresis centers, in the aggregate they purchase a portion of their antibody requirements from independent suppliers. There is competition with independent suppliers as well as fractionators who own their own plasmapheresis centers. We compete for sales by maintaining competitive pricing and by providing customers with high-quality products and superior customer service.

EMPLOYEES

We believe that the relations between our management and our employees are generally good.

The following table shows the location and number of employees at December 27, 2003

Location	Operation	Number of employees
Boca Raton, Florida	Corporate headquarters and manufacturing facility	171
Rockville, Maryland	Research and development facility	123
Miami, Florida	Laboratories and warehouse	51
Various locations	Sales force	51
Various locations	Plasma collection	307

Total employees		703

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We have provided financial information about (i) our industry segments, and (ii) our domestic and foreign operations for each of the last three fiscal years in Note 20 to our consolidated financial statements set forth in Part II of this Annual Report on Form 10-K.

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

RISK FACTORS

This document contains forward-looking statements that reflect our current expectations regarding future events. Any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties. Actual results may differ significantly from those in the forward-looking statements as a result of any number of factors, including, but not limited to, risks relating to the possibility that our confirmatory Phase III clinical trial for StaphVAX or our plans to commercialize StaphVAX in the EU may not be successful; the possibility that we may not realize the value of our acquisition of PhosLo; the possibility that our rights to three existing biopharmaceutical products may expire; our dependence upon third parties to manufacture our products; our ability to utilize the full capacity of our manufacturing facility; the impact on sales of Nabi-HB from patient treatment protocols and the number of liver transplants performed in HBV-positive patients; reliance on a small number of customers; the future sales growth prospects for our biopharmaceutical products; and our ability to obtain regulatory approval for our products in the U.S. or in markets outside the U.S. or to successfully develop, manufacture and market its products. These factors are more fully discussed below.

Each of the following risk factors could adversely affect our business, operating results and financial condition.

Our initial Phase III clinical trial for StaphVAX did not achieve statistical significance for the specified end point and neither may our confirmatory Phase III clinical trial.

In late 2000, we completed our initial Phase III placebo-controlled clinical trial for StaphVAX in hemodialysis patients with end-stage renal disease. The specified end point for this trial was a statistically significant reduction in Staph aureus infections in end-stage renal disease patients after 12 months. The trial did not achieve this end point. In September 2003, we began enrollment for a Phase III clinical trial for StaphVAX with a primary efficacy end point at eight months post-vaccination. The results from this trial may not establish statistical significance for the eight-month end point. Our inability to achieve statistically significant results in our confirmatory Phase III clinical trial would adversely affect our future business, financial condition and results of operations.

Our plan to commercialize StaphVAX initially in the EU may not be successful.

We plan to file our first license application for StaphVAX in the EU during 2004 using the centralized approval process. There can be no assurance that we will file a StaphVAX license application in the EU by the end of 2004 or that we will receive approval to begin commercial sales of the product in the EU by the end of 2005 or 2006 or at all. Any delays in EU licensure or commercialization could adversely affect our market valuation and our financial position. We have no experience in obtaining licensure of vaccines in the EU or other markets. We have no direct experience marketing and selling biopharmaceutical products in the EU, and we also have no sales or marketing organization to sell and distribute StaphVAX in the EU.

Our plans to commercialize PhosLo and Nabi-HB in Europe may not be successful.

We plan to file our first license applications for PhosLo and Nabi-HB during 2004 using the mutual recognition process. There can be no assurance that we will file PhosLo and Nabi-HB license applications in Europe by the end of 2004 or that we will receive approval to begin commercial sales of these products in Europe by the end of 2005 or at all. Any delays in EU licensure or commercialization could adversely affect our market valuation and our financial position. We have no experience in obtaining licensure of these products in Europe or other non U.S. markets. We have no direct experience marketing and selling biopharmaceutical products in the EU, and we also have no sales or marketing organization to sell and distribute PhosLo and Nabi-HB in Europe.

We may not realize the value of our acquisition of PhosLo.

On August 4, 2003, we acquired the worldwide rights to PhosLo through the purchase of various intangible assets for $60.3 million in cash, 1.5 million shares of our common stock and an obligation to pay $30.0 million in cash over the period ending March 1, 2007. These intangible assets represent approximately one-fourth of the total assets reflected on our balance sheet at December 27, 2003. PhosLo is marketed to physicians caring for patients suffering kidney failure whom have developed elevated phosphorus levels in their blood. This is a market in which we have no previous experience. PhosLo currently competes with two other products, a prescription medication and a non-prescription medication, and we are aware of a third competitive prescription product that may come to market. All of these products are or will be produced, marketed and sold by companies that have substantially greater financial and marketing resources than we have. If we do not achieve the necessary level of success in marketing PhosLo to recover the value of the intangible assets we acquired, we will be required to write down or write off some or all of the PhosLo intangible assets. If this occurs, our balance sheet and results of operations will be adversely affected.

Our rights to two existing biopharmaceutical products may expire.

Our rights to WinRho SDF expire in 2005. There can be no assurance that our rights to this product can be extended on terms that will be satisfactory to us.

Our rights to Aloprim expire in June 2004. We have an option to purchase the rights to distribute Aloprim in the territories now covered by the Aloprim agreement and to extend the obligation to supply this product to us for five years, subject to the negotiation of a mutually satisfactory supply agreement. Our inability to reach agreement on the terms of this supply agreement would interrupt our supply of Aloprim.

We depend upon third parties to manufacture our products.

We do not manufacture four of our five marketed products and depend upon third parties to manufacture these products for us. A failure by these manufacturers to timely meet our needs for these products could have a material adverse effect on our future business, financial condition and results of operations. This has occurred in the past. Our biopharmaceutical product sales were constrained in 2000 because of the inability of the contract manufacturer for WinRho SDF to supply product for a period of time. Since 2000, our ability to market Autoplex T and Aloprim has been adversely affected by our inability to obtain necessary quantities of these products.

Our research and development product pipeline principally involves conjugate vaccines. We currently rely on a third party to manufacture StaphVAX. We announced on October 9, 2003 that we have entered into an agreement for up to ten years with Cambrex BioScience to manufacture

StaphVAX. In so doing, we allowed agreements we had for several years with a different party to provide the services we will receive from Cambrex BioScience expire. The agreement with Cambrex BioScience contemplates that it will provide us with product for our clinical needs and for the initial commercial launch of StaphVAX but not for all of our forecasted needs if StaphVAX is a commercial success. Although we intend to develop or acquire an internal capacity to produce commercial quantities of StaphVAX, we will be dependent on Cambrex BioScience and other third parties for the manufacture of StaphVAX and other products in our research and development pipeline. The failure of our contract manufacturers to supply us with sufficient amounts of product to meet our needs, or to renew their contracts with us on commercially reasonable terms, would have a material adverse effect on our future business, financial condition and results of operations.

We may not utilize the full capacity of our facility and have limited manufacturing capability and experience with our clinical product candidates, Altastaph and Civacir.

We began commercial manufacture of Nabi-HB at our Boca Raton biopharmaceutical manufacturing facility in the fourth quarter of 2001 and intend to use this facility for the manufacture of our clinical product candidates, Altastaph and Civacir, and for the manufacture of products of other parties. For the foreseeable future, we will not utilize the full manufacturing capacity of the facility and there can be no assurance that we can operate the facility efficiently. There can be no assurance that we will have either our own products to manufacture or those of others to offset the cost of the facility’s operation. Further, we have limited experience manufacturing our clinical product candidates. Our failure to manufacture our clinical product candidates successfully would have a material adverse effect on our future business, financial condition and results of operations.

A disaster at our sole manufacturing facility would interrupt our manufacturing capability for the products produced there.

Manufacturing products at a single site presents risks because a disaster, such as a fire or hurricane, may interrupt manufacturing capability. In such an event, we will have to resort to alternative sources of manufacturing that could increase our costs as well as result in significant delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on our future business, financial condition and results of operations.

Our sales of Nabi-HB are directly related to patient treatment protocols and the number of liver transplants performed in hepatitis B virus, or HBV positive patients.

Our sales of Nabi-HB are primarily for the care of HBV-positive liver transplant patients at the time of and for a period following liver transplant. The number of liver transplants that occurs depends on the number of livers available for transplant. The number of livers used for HBV-positive liver transplant candidates as well as the dosing of Nabi-HB may vary from time to time based on the following factors;

•	changes in overall organ availability,

•	allocations of available organs to eligible potential recipients; and

•	changes in the treatment protocols applied to HBV-positive patients.

Each of these factors is outside our control. Sales of Nabi-HB will be adversely affected if patient treatment protocols change or the number of hepatitis B liver transplants decreases. Sales of Nabi-HB Intravenous, if it is licensed, will be similarly affected. This could have an adverse effect on our future results of operations and financial condition.

We sell our products to a small number of customers; therefore, the loss of any major customer could have a material adverse effect on our results of operations or financial condition.

We sell a significant portion of our biopharmaceutical products to pharmaceutical wholesalers and distributors. In fiscal 2003, three such customers accounted for 57% of our total consolidated sales. A loss of any of the customers or a material reduction in such customer’s purchases from us could have a material adverse effect on our results of operations and financial condition. We also maintain a significant receivable balance with each of these customers. If these customers become unable or unwilling to pay amounts owed to us, our financial condition and results of operations could be adversely affected.

Our antibody sales in fiscal 2004 will be primarily to a single customer. The loss of this customer or a material reduction in its purchases of antibodies could have a material adverse effect upon our future business, financial condition and results of operations.

Heightened concerns over antibody products and screening measures could adversely affect our antibody production.

Our antibody collection centers and our customers for antibody products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities. Concern over the safety of antibody products has resulted and will likely result in the future in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. In prior years, these changes have resulted in significantly increased costs to us in providing non-specific and specialty antibodies to our customers. New procedures, which include a more extensive investigation into a donor’s background, as well as more sensitive tests, also have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. These more stringent measures could adversely affect our antibody production with a corresponding, adverse effect on our future business, financial condition and results of operations. In addition, our efforts to increase production to meet customer demand may result in higher costs to attract and retain donors.

New treatments may reduce the demand for our antibodies and antibody based biopharmaceutical products.

Most of the antibodies we collect, process and sell to our customers are used in the manufacture of biopharmaceutical products to treat certain diseases. Several companies are marketing and developing products to treat some of these diseases based on technology that would reduce or eliminate the need for human antibodies. Such products could adversely affect the demand for antibodies and antibody based biopharmaceutical products. We are unable to predict the impact of future technological advances on our business.

A reduction in the availability of specialty antibodies could adversely affect our ability to manufacture an adequate amount of Nabi-HB or to fulfill contractual obligations.

Our ability to manufacture Nabi-HB depends upon the availability of anti-HB specialty antibodies that we primarily obtain from our FDA-approved antibody collection centers. Similarly, we have contractual obligations to supply other specialty antibodies to third parties that we also obtain from our FDA-approved antibody collection centers. Specialty antibodies are more difficult to obtain than non-specific antibodies. Reduced availability of the necessary specialty antibodies would adversely affect our ability to manufacture an adequate amount of Nabi-HB or to fulfill our contractual obligations, with the result that our future business, financial condition and results of operations would suffer.

We may not generate sufficient cash flow from our biopharmaceutical and antibody products or obtain financing necessary to fund our research and development activity at an appropriate level.

We have incurred and expect to continue incurring significant expenses associated with our biopharmaceutical research and development activities, including the cost of clinical trials and marketing expenses. These expenses adversely affect our current ability to be profitable. Products under development may not generate sales for several years or at all. We do not have the financial resources to fund concurrently all of our biopharmaceutical product development programs to completion. Our ability to continue to fund all of our ongoing research and development activities depends on our ability to generate sales from our biopharmaceutical and antibody products or to obtain financing. There can be no assurance, therefore, that we will be able to continue to fund our research and development activities at the level required to commercialize all of our biopharmaceutical product development programs. If we are required to reduce the funding for certain of our research and development activities, this could have a material adverse effect on our future prospects.

We may enter into strategic alliances that may not be successful and may adversely affect our ability to develop our products.

We intend to pursue strategic alliances with third parties to develop and/or commercialize certain of our biopharmaceutical products. No assurance can be given that we will be successful in these efforts or, if successful, that our collaborative partners will conduct their activities in a timely manner. If we are not successful in our efforts, our ability to continue to develop our products may be affected adversely. Even if we are successful, if any of our collaborative partners violates or terminates their agreements with us or otherwise fails to conduct their collaborative activities in a timely manner, the development or commercialization of our products could be delayed. This might require us to devote significant additional resources to product development and commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between our collaborative partners and us could lead to delays in the collaborative research, development or commercialization of certain products, or could require or result in litigation or arbitration, which would be time consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

We may not be able to develop and commercialize new biopharmaceutical products successfully or in a timely manner, which could adversely impact our future operations.

Our future success will depend on our ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis. Our biopharmaceutical products under development are at various stages, and substantial further development, pre-clinical testing and clinical trials will be required to determine their technical feasibility and commercial viability. Our proposed development schedules for these products may be affected by a variety of factors, including

•	technological difficulties,

•	competition,

•	failure to obtain necessary regulatory approvals,

•	failure to achieve desired results in clinical trials,

•	proprietary technology positions of others,

•	reliance on third parties for manufacturing,

•	failure to market effectively,

•	changes in government regulation and

•	funding.

Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that we will obtain government approval to commercialize the product. In addition, any delay in the development, introduction or marketing of our products under development could result either in such products being marketed at a time when their cost and performance characteristics might not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that our biopharmaceutical products under development will prove to be technologically feasible or commercially viable or that we will be able to obtain necessary regulatory approvals and licenses on a timely basis, if at all. Our failure to develop and commercialize successfully our biopharmaceutical products in a timely manner and obtain necessary regulatory approvals could have a material adverse effect on our future operations. In particular, our failure to obtain regulatory approval for StaphVAX on a timely basis could adversely affect our market valuation.

The market may not be receptive to our products upon their introduction.

There can be no assurance that any of our products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including

•	the receipt of regulatory approvals,

•	any limited indications of regulatory approvals,

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our products and their potential advantages over existing treatment methods,

•	the prices of such products and

•	reimbursement policies of government and third-party payers.

The failure of our product pipeline to gain market acceptance could have a material adverse effect on our future business, financial condition and results of operations.

We are unable to pass through certain cost increases to our antibody product customers with which we have supply contracts.

A significant amount of our antibodies are sold under contracts that extend for periods up to five years. Certain contracts do not permit us to increase prices during the contract term except to reflect changes in customer specifications and new governmental regulations. If our costs of collecting antibodies under these contracts rise for reasons other than changes in customer specifications and new governmental regulations, we are unable to pass on these cost increases to our antibody product customers except with the customer’s consent.

An increase in the supply of or a decrease in the demand for antibody products could materially and adversely affect our future business, financial condition and results of operations.

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

If we fail to comply with extensive regulations enforced by the FDA, European Agency for the Evaluation of Medicinal Products, or EMEA and other agencies, the sale of our current products and the commercialization of our product candidates would be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by various government authorities. The process of obtaining FDA, EMEA and other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as

•	the severity of the disease,

•	the quality of submission,

•	the clinical efficacy and safety,

•	the strength of the chemistry and manufacturing control of the process,

•	the manufacturing facility compliance,

•	the availability of alternative treatments and

•	the risks and benefits demonstrated in clinical trials.

Regulatory authorities also may require post-marketing surveillance to monitor potential adverse effects of our products or product candidates. The U.S. Congress, or the FDA in specific situations can modify the regulatory process. Many of our clinical trials are at a relatively early stage and, except for Nabi-HB, WinRho SDF, PhosLo, Aloprim, Autoplex T and certain non-specific and specialty antibody products, no approval from the FDA or any other government agency for the manufacturing or marketing of any other products under development has been granted. There can be no assurance that we will be able to obtain the necessary approvals to manufacture or market any of our pipeline products. Failure to obtain additional regulatory approvals of products currently marketed or regulatory approval for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Although we do not have material sales of our biopharmaceutical products outside the U.S. today, our goal is to expand our global presence for these products. Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the export by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our future business, financial condition and results of operations.

Our U.S. manufacturing, antibody collection, labeling, storage and distribution activities also are subject to strict regulation and licensing by the FDA. Our biopharmaceutical manufacturing facility in Boca Raton, Florida is subject to periodic inspection by the FDA, the EMEA and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our antibody collection centers in the U.S. also are subject to periodic inspection by the FDA, the EMEA and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure, or the failure of our biopharmaceutical manufacturing facility or our antibody collection centers, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA, including closure of our biopharmaceutical manufacturing facility or one or more antibody collection centers and fines or penalties. New regulations may be enacted and existing regulations, their interpretation and enforcement, are subject to change. Therefore, there can be no assurance that we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition and results of operations.

We may be subject to costly and damaging liability claims relating to antibody contamination and other claims.

Antibodies we collect, antibody based products we manufacture, antibody based products we market and antibody based products our customers manufacture run the risk of being contaminated with viruses. As a result, suits may be filed against our customers and us claiming that the plaintiffs became infected with a virus as a result of using contaminated products. Such suits have been filed in the past related to contaminated antibodies, and in a number of suits we were one of several defendants. No assurance can be given that additional lawsuits relating to infection with viruses will not be brought against us by persons who have become infected with viruses from antibody based products.

Pharmaceutical and biotechnology companies are increasingly subject to litigation, including class action suits, and governmental and administrative investigations and proceedings related to product pricing and marketing practices. We have been named as one of over 40 pharmaceutical and biotechnology defendants in three class action lawsuits. There can be no assurance that lawsuits based on other causes of action will not be filed or that we will be successful in the defense of any or all existing or potential future lawsuits. Defense of suits can be expensive and time consuming, regardless of the outcome, and an adverse result in one or more suits could have a material adverse effect on our future business, financial condition and results of operations.

We may not be able to maintain sufficient product liability and directors and officers insurance to cover claims against us.

Product liability and directors and officers insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our products progresses, or that existing or future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset existing or future claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition and results of operations. Further, if we were unable to obtain directors and officers liability insurance, it could affect adversely our ability to attract and retain directors and senior officers.

We may not be able to maintain sufficient property insurance on our facilities in Florida.

We maintain significant real property assets in Florida. Property insurance for companies with a high concentration of property assets in Florida is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the value of our property increases.

We may not be able to raise necessary additional capital on acceptable terms, if at all.

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

Our patents and proprietary rights may not provide sufficient protection, and patents of other companies could prevent us from developing and marketing our products.

The patent positions of biopharmaceutical firms generally are highly uncertain and involve complex legal and factual questions. There can be no assurance that existing patent applications will result in issued patents, that we will be able to obtain additional licenses to patents of others or that we will be able to develop additional patentable technology of our own. We cannot be certain that we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that any patents issued to us will provide us with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, or, if patents are issued to us, design around such patents.

A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents relating to products or processes competitive with or similar to ours. Some of these applications or patents may compete with our applications or conflict in certain respects with claims made under our applications. Such a conflict could result in a significant reduction of the coverage of our patents, if issued. In addition, if patents that contain competitive or conflicting claims are issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that we will be able to obtain any such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require in order to commercialize our products could have a material adverse effect on our future business, financial condition and results of operations. Litigation, which could result in substantial cost to us, may also be necessary to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights.

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

We compete with larger, better financed and more mature pharmaceutical and biotechnology companies, which are capable of developing new products and approaches that could make our products obsolete.

Competition in the development of biopharmaceutical products is intense, both from pharmaceutical and biotechnology companies, and is expected to increase. Many of our competitors have greater financial resources and larger research and development staffs than we have, as well as substantially greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing biopharmaceutical products. We compete with our competitors

•	to develop products,

•	to acquire products and technologies and

•	to attract and retain qualified scientific personnel.

There can be no assurance that our competitors may succeed in developing technologies and products that are more effective or affordable than those that we are developing. In addition, one or more of our competitors may achieve product commercialization of or patent protection for competitive products earlier than us, which would preclude or substantially limit sales of our products. Further, several companies are attempting to develop and market products to treat certain diseases based upon technology that would lessen or eliminate the need for human antibodies. The successful development and commercialization by any of our competitors of any such product could have a material adverse effect on our future business, financial condition and results of operations.

There are potential limitations on third-party reimbursement and other pricing-related matters that could reduce the sales of our products and may delay or impair our ability to generate sufficient revenues.

Our ability to commercialize our biopharmaceutical products and related treatments depends in part upon the availability of, and our ability to obtain adequate levels of, reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party payer coverage will be available, if at all. Inadequate levels of reimbursement may prohibit us from maintaining price levels sufficient for realization of an adequate return on our investment in developing new biopharmaceutical products and could result in the termination of production of otherwise commercially viable products.

In the U.S., government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for our products. The cost containment measures that healthcare providers are instituting and the impact of any healthcare reform could have an adverse effect on our ability to sell our products and may have a material adverse effect on our future business, financial condition and results of operations.

There can be no assurance that reimbursement in the U.S. or other markets will be available for our products, or, if available, will not be reduced in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. The unavailability of government or third-party reimbursement or the inadequacy of the reimbursement for medical treatments using our products could have a material adverse effect on our future business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our future business.

ITEM 2.	PROPERTIES

We own an 87,300 square foot facility that houses our corporate headquarters and our licensed biopharmaceutical manufacturing facility in Boca Raton, Florida. We are currently constructing a 46,000 square foot facility in Boca Raton to house our laboratory and cold storage facility that is expected to replace our leased facilities in Miami, Florida in the first half of 2004.

We lease office, laboratory, pilot manufacturing and warehouse space in Miami, Florida and Rockville, Maryland with terms expiring through April 2007 with various options for lease extensions.

We occupy antibody collection centers ranging in size from approximately 6,700 to 20,800 square feet leased from non-affiliates under leases expiring through 2009. A majority of these leases contain renewal options that permit us to renew the leases for varying periods up to ten years at the then fair rental value. We believe that in the normal course of our business, we will be able to renew or replace our existing leases.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of business. We do not believe that such litigation will have a material adverse effect on our future business, financial condition or results of operations.

During 2002, we were named as one of over 40 pharmaceutical and biopharmaceutical defendants in three lawsuits filed in the Superior Court of the State of California; two filed in the County of San Francisco on August 23, 2002 and September 9, 2002 and one filed in the County of Alameda on July 12, 2002. All three cases were removed to United States District Court for the Northern District of California. The cases each involved claims that insurers and consumers of the defendants’ products made overpayments for those products based on an alleged manipulation of Average Wholesale Price, a standard which governs amounts that physicians, hospitals and other providers receive as reimbursement for purchases of the defendants’ products. The plaintiffs sought damages, equitable relief and disgorgement of profits. All three cases were transferred to the United States District Court for the District of Massachusetts for inclusion in the consolidated multi-district litigation, or MDL. We were not named as a defendant in this proceeding’s Master Consolidated Complaint, nor were we included as a defendant in the Amended Master Consolidated Complaint, which was filed by the MDL plaintiffs in June 2003. The plaintiffs in the three California cases, in which we were named as a defendant have voluntarily dismissed those actions without prejudice in. Because the dismissals are without prejudice, the plaintiffs are entitled to refile the lawsuits at a later date within the applicable statute of limitations period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 27, 2003.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi Biopharmaceuticals are as follows:

Name	Age	Position
Thomas H. McLain	46	Chief Executive Officer, President and Director

Raafat E.F. Fahim, Ph.D.	50	Senior Vice President, Technical and Production Operations

Robert B. Naso, Ph.D.	59	Senior Vice President, Research and Development

Henrik S. Rasmussen, M.D., Ph.D.	45	Senior Vice President, Clinical, Medical and Regulatory Affairs

Gary A. Siskowski	58	Senior Vice President, Sales and Marketing

Mark L. Smith	42	Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer

Mr. McLain has served as Chief Executive Officer and President since June 2003 and has been a director since April 2002. From November 2002 to June 2003 Mr. McLain served as President and Chief Operating Officer. From April 2001 to November 2002, Mr. McLain served as Executive Vice President and Chief Operating Officer. From 1998 to April 2001, Mr. McLain served as Senior Vice President, Corporate Services and Chief Financial Officer. From 1988 to 1998, Mr. McLain was employed by Bausch & Lomb, Inc., a global eye care company, where, as Staff Vice President, Business Process Reengineering, he led a cross-functional team to restructure the global finance and purchasing organizations. During his tenure with Bausch & Lomb, Mr. McLain held various positions of increasing responsibility, including Staff Vice President, Accounting and Reporting and Assistant Corporate Controller. Before joining Bausch & Lomb, Mr. McLain practiced with the accounting firm of Ernst & Young LLP. In February of 2004, Mr. McLain was elected to the Board of Directors of Eastman Chemical Company, based in Kingsport, Tennessee.

Dr. Fahim has served as Senior Vice President, Technical and Production Operations since May 2003 having been employed as Vice President of Vaccine Manufacturing Operations in March 2003. From 2001 until 2002, he served as President and Chief Operating Officer of Lorus Therapeutics, Inc., a biopharmaceutical company. From 1987 to 2001 he was employed by Aventis Pasteur, a global vaccine company, where he was instrumental in developing several vaccines from early research to marketed products. During his employment with Aventis Pasteur he held the positions of Vice President, Industrial Operations, Vice President Development, Quality Operations and Manufacturing, Director of Product Development, and head of bacterial vaccines research/research scientist. From 2002 to 2003 Dr. Fahim was an independent consultant, working with Aventis Pasteur and other companies worldwide, on projects that included manufacturing, process improvement, quality operations and regulatory issues.

Dr. Naso has served as Senior Vice President, Research and Development, since August 1998. From 1995 to August 1998, Dr. Naso served as Senior Vice President, Research and Development and General Manager, Rockville Operations. From 1992 to 1995, Dr. Naso served as Vice President of Research and Development (through 1995) and Vice President of Research (through 1994) of Univax Biologics, Inc. From 1983 to 1992, Dr. Naso was employed at Johnson & Johnson where he held various positions of increasing responsibility in research and development. From 1973 to 1983 Dr. Naso was on the faculty at the University of Texas M.D. Anderson Cancer Center.

Dr. Rasmussen has served as Senior Vice President, Clinical, Medical and Regulatory Affairs since May 2003 having been employed as Vice President of Clinical and Regulatory Affairs in February 2003. From April 1999 to February 2003, he was employeed as Vice President/Senior Vice President of Clinical Research & Regulatory Affairs with GenVec, Inc., a biotech company focusing on gene therapy. From November 1994 to March 1999, Dr. Rasmussen was employed as Vice President of Clinical Research/Senior Vice President of Clinical Research/Regulatory Affairs with British Biotech in Annapolis, Maryland. From 1989 to 1995 Dr. Rasmussen held various management positions within the worldwide clinical development group of Pfizer Central Research in Sandwich, England. From 1985 to 1989, he worked with a major university hospital in Copenhagen, focusing on internal medicine including cardiology, gastroenternology, infectious disease.

Mr. Siskowski has served as Senior Vice President, Sales and Marketing since October 2001. From June 2000 to October 2001, Mr. Siskowski served as Vice President of New Business Development. In 1994, Mr. Siskowski co-founded Advanced Biologics, LLC, a clinical research organization specializing in anti-infectives, and from 1994 to 2000, he served as Vice President of Business Development of Advanced Biologics. From 1988 to 1994, Mr. Siskowski was employed at Ortho-McNeil Pharmaceutical, Inc. to develop and launch products with the anti-infectives franchise. From 1969 to 1988, Mr. Siskowski was employed at Roche Laboratories where he held various positions of increasing responsibility, most recently as its Product Director for the anti-infectives franchise.

Mr. Smith has served as Senior Vice President of Finance, Chief Financial Officer and Chief Accounting Officer since April 2001. From August 1999 to April 2001, Mr. Smith served as Vice President of Finance and Chief Accounting Officer and as Senior Director of Finance and Chief Accounting Officer. From 1998 to 1999, Mr. Smith served as Vice President of Finance and Administration and Chief Financial Officer of Neuromedical Systems, Inc., where he played a leadership role in that company’s strategic restructuring and sale in connection with a pre-packaged Chapter 11 proceeding under federal bankruptcy laws. From 1996 to 1998, Mr. Smith served in various financial executive capacities at Genzyme Corporation. From 1991 to 1996, Mr. Smith was employed by Genetrix, Inc., most recently as its Chief Financial Officer. Before joining Genetrix Inc., Mr. Smith practiced with the accounting firm of PricewaterhouseCoopers LLP in both the U.S. and Australia.

Nabi Biopharmaceuticals

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market under the symbol “NABI.” The following table sets forth for each period the high and low sale prices for our common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

	High	Low
2003
First Quarter	6.590	5.000
Second Quarter	8.000	5.600
Third Quarter	9.600	5.250
Fourth Quarter	12.370	8.000
2002
First Quarter	11.500	4.670
Second Quarter	7.260	4.710
Third Quarter	6.000	3.320
Fourth Quarter	7.610	4.850

The closing price of our common stock on February 18, 2004 was $14.69 per share. The number of record holders of our common stock on February 18, 2004 was 1,094.

No cash dividends have been previously paid on our common stock and none are anticipated in 2004. Under the terms of the credit agreement we must comply with certain covenants, including a restriction on payment of dividends and a limitation on our ability to repurchase shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 27, 2003 that was derived from our audited consolidated financial statements.

The data should be read in conjunction with, and are qualified by reference to, Nabi Biopharmaceuticals’ Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All amounts in the following table are expressed in thousands, except for per share data.

	For the Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001	December 30, 2000	December 31, 1999
Statements of Income Data:
Sales	$176,570	$195,966	$234,829	$228,783	$233,603
Costs of products sold	81,354	119,170	152,613	160,766	163,407
Royalty expense	18,387	12,883	12,093	11,175	13,739

Gross margin	76,829	63,913	70,123	56,842	56,457
Selling, general and administrative expense	43,867	38,380	40,501	37,168	33,282
Research and development expense	29,040	21,096	15,330	14,266	15,469
Other operating expenses, principally freight and amortization	4,252	767	1,500	1,827	1,905
Write-off of manufacturing right	12,575	—	—	—	—
Gain on disposition of assets	—	—	(104,219)	—	—
Other non-recurring items	—	—	—	(3,875)	(1,935)

Operating (loss) income	(12,905)	3,670	117,011	7,456	7,736

Interest income	614	1,287	1,204	33	74
Interest expense	(1,350)	(2,130)	(2,128)	(3,581)	(4,313)
Other income (expenses), net	204	(157)	(28)	551	(110)

(Loss) income before benefit (provision) for income taxes	(13,437)	2,670	116,059	4,459	3,387

Benefit (provision) for income taxes	6,605	(615)	(11,377)	(100)	(43)

Net (loss) income	$(6,832)	$2,055	$104,682	$4,359	$3,344

Basic (loss) earnings per share:	$(0.16)	$0.05	$2.76	$0.12	$0.10

Diluted (loss) earnings per share:	$(0.16)	$0.05	$2.36	$0.12	$0.09

Balance Sheet Data:
Working capital	$142,905	$74,495	$154,425	$39,594	$35,999
Total assets	387,301	232,816	314,624	224,487	214,564
Notes payable, including current maturities	27,393	—	78,500	109,535	112,998
Total stockholders’ equity	319,316	189,029	187,206	77,394	58,177

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR STRATEGY

The key elements of our business strategy are as follows:

•	Continue to increase sales of our higher-margin biopharmaceutical products and use cash flow from marketed products to contribute to the development of our clinical pipeline.

•	Expedite initial commercialization of StaphVAX by seeking European Union, or EU approval for prevention of Staph aureus bacteremia in end-stage renal disease, or ESRD patients undergoing hemodialysis and subsequently obtain regulatory approval in the U.S. and EU for a broader indication of preventing Staph aureus bacteremia and secondary infections among at-risk adults.

•	Leverage our marketing expertise from our other currently marketed products to advance commercial acceptance of PhosLo and products that emerge from our proprietary clinical pipeline.

KEY FINANCING ACTIVITIES

On December 17, 2003, we completed an underwritten public offering of our common stock realizing net proceeds of $91.5 million through the issuance of 9,775,000 shares of our common stock. Approximately $20 million of the net proceeds are targeted to develop or acquire internal capacity to manufacture commercial quantities of StaphVAX and $9.5 million were used to repay the term loan under our credit agreement. We plan to use the remaining proceeds to support future clinical programs, geographical expansion and product commercialization, working capital and possible product acquisitions or licensing.

On July 17, 2003, we completed a private placement of 5,577,000 shares of our common stock to a group of institutional investors and realized approximately $31.3 million, net of issuance costs. Proceeds from the private placement were used for our acquisition of PhosLo.

On June 20, 2003, we entered into a three-year credit facility with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35.0 million comprising a term loan of $10.0 million and a revolving line of credit of up to $25.0 million. Available borrowings under the revolving line of credit are limited by borrowing base restrictions composed of eligible accounts receivable and inventory balances, as defined by the agreement. We had no borrowings under the revolving line of credit facility at December 27, 2003 and an unused borrowing capacity of approximately $17.1 million.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 27, 2003, December 28, 2002 and December 29, 2001, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under “Risk Factors” in Item 1. All amounts are expressed in thousands, except for per share and percentage data.

Information concerning our sales by industry segment, for the respective periods, is set forth in the following table. The antibody products segment sales include the results of antibody operations through September 6, 2001, the date a majority of our antibody collection centers were sold.

	For the Years Ended
Segment	December 27, 2003		December 28, 2002		December 29, 2001
Biopharmaceutical Products:
—PhosLo	$12,875	7.3%	$—	—%	$—	—%
—Nabi-HB	37,638	21.3	41,185	21.0	30,306	12.9
—WinRho SDF	49,957	28.3	33,995	17.4	34,782	14.8
—Other Biopharmaceuticals	8,989	5.1	14,286	7.3	8,351	3.6

	109,459	62.0	89,466	45.7	73,439	31.3

Antibody Products:
—Specialty antibodies	21,425	12.1	32,749	16.7	46,846	19.9
—Non-specific antibodies	45,686	25.9	73,751	37.6	114,544	48.8

	67,111	38.0	106,500	54.3	161,390	68.7

Total	$176,570	100.0%	$195,966	100.0%	$234,829	100.0%

2003 as Compared to 2002

Sales. Total sales for 2003 were $176.6 million compared to sales of $196.0 million for 2002.

Biopharmaceutical sales for 2003 were at a record level of $109.5 million compared to $89.5 million for 2002, an increase of 22%. Biopharmaceutical sales as a percentage of total sales have continued to increase, reflecting the increasing importance of our biopharmaceutical products. Sales for 2003 benefited from the initial sales of PhosLo as well as a significant increase in sales of WinRho SDF. We expect sales of our marketed biopharmaceutical products to increase approximately 25% for 2004 compared to 2003.

PhosLo. We acquired PhosLo on August 4, 2003 and launched the product utilizing our sales force and distribution channels in September 2003. Sales of PhosLo totaled $12.9 million for the period August 4 through December 27, 2003. Sales of PhosLo benefited from increasing new prescriptions for the product compared to 2002 as reported by an external prescription monitoring service and demand for the product by wholesaler and distributor customers in anticipation of future patient demand. Based on the report of an outside reporting service, December 2003 withdrawals from pharmaceutical wholesalers inventories were at their highest levels since

January 2002. We anticipate reporting net sales of PhosLo of approximately $32 million to $35 million for 2004.

Nabi-HB. Sales of Nabi-HB decreased 9% in 2003 compared to sales reported in 2002. We believe the most significant use of Nabi-HB is for the treatment of hepatitis B positive liver transplant recipients in the period of and following liver transplant. As reported by UNOS, liver transplants for hepatitis B patients in the year to date period through November 2003 have decreased approximately 35% from 2002 levels. Further, use of antibody based products such as Nabi-HB have been affected by increased use of anti-viral therapies by physicians during the period following transplant. The effect of these factors were partially offset by the beneficial impact of our programs to increase our market share for Nabi-HB for maintenance use in transplant patients and increased product pricing. Sales of Nabi-HB in 2003 also benefited from $3.5 million of back ordered product at December 28, 2002 that was shipped in 2003. In addition, wholesaler and distributor customers increased inventory levels of Nabi-HB in 2003. Sales of Nabi-HB in 2002 benefited from completion of the transition to Nabi-HB product manufactured in our Boca Raton facility in that period, the initial period of manufacture at that facility. Because maintenance use of Nabi-HB has been reduced post transplant with the increased use of anti-viral therapies in this phase of the HBV-positive liver transplant recipient’s treatment, we expect sales of Nabi-HB to be at lower unit sales levels in future periods until the number of new hepatitis B liver transplants increases. However, we expect to offset the impact of lower unit sales through increased pricing.

WinRho SDF. Sales of WinRho SDF increased 47% in 2003 compared to 2002. Patient utilization of WinRho SDF reflected higher dose protocols utilized by treating physicians as a result of findings reported in the March 2002 issue of the New England Journal of Medicine as well as our success versus competitive products, the growth in the overall number of ITP patients and increased pricing. In addition, sales of WinRho SDF in 2002 were negatively impacted by an inventory build-up by our wholesaler and distributor customers in 2001 in response to product supply shortages from the manufacturer of this product in 2000. Based on increasing patient use trends, we expect sales of WinRho SDF to continue to increase in 2004 from 2003 levels, although at a significantly lower rate than 2003.

Other biopharmaceutical products. Other biopharmaceuticals sales, which primarily comprise sales of Autoplex T and Aloprim, decreased 37% in 2003 compared to 2002. Decreased sales of Autoplex T are the result of product supply shortfalls, and we will no longer market this product after May 11, 2004. Aloprim sales in 2003 were impacted by product supply shortfalls from the manufacturer of the product in the first quarter of 2003, which resulted in patient treatment being supported by alternate products. Aloprim supply from the manufacturer resumed in April 2003 and benefited sales of this product for the balance of 2003. For the full year 2003, patient utilization of Aloprim has been consistent with 2002. Aloprim sales in 2002 benefited from receipt of two back-ordered lots that were substantially sold in that period.

Antibody products. Total antibody product sales for 2003 were $67.1 million compared to $106.5 million for 2002. Total antibody product sales are expected to decrease approximately 20% from 2003 levels due to the completion of a zero margin supply agreement in April 2003. In December 2003, we entered into a long-term supply contract for non-specific antibodies with Bayer Corporation that is expected to generate a consistent cash flow from the excess non-specific antibody production in our centers.

Non-specific antibodies. Non-specific antibody sales included shipments to a single customer under a supply contract that expired in April 2003 under which we earned no margin. The supply contract was retained by us following the sale of the majority of the antibody collection business and testing laboratory in September 2001. We reported sales under this arrangement because we retained the risk of credit loss with this customer. Such non-specific antibody sales totaled $18.6 million in 2003 and $55.6 million in 2002. Non-specific antibody sales from our own antibody collection centers were $27.1 million in 2003 compared to $18.2 million in 2002 reflecting increased production levels and increased unit sales for 2003.

Specialty antibodies. Specialty antibody sales were $21.4 million for 2003 compared to $32.7 million for the comparable period of 2002, a decrease of approximately $11.3 million. This decrease primarily reflects decreased sales of rabies, tetanus, hepatitis B and RhoD antibodies. Sales of rabies antibodies have decreased due to the conclusion of a contract to provide this product to a single pharmaceutical customer in 2002. Sales of tetanus antibodies have decreased due to reduced demand from an international market. Hepatitis B antibodies produced at our antibody collection centers were primarily retained by us to support the manufacture of Nabi-HB in 2003, limiting the amount of these antibodies available for sale. Hepatitis B antibodies are the primary raw material in the manufacture of Nabi-HB. We have a contractual commitment to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at a low margin through 2004. This commitment limited our ability to sell these antibodies produced at our own centers to other customers at higher margins during 2003 and we will be limited in our ability to sell these antibodies to other customers throughout 2004.

Gross margin. Gross margin for 2003 was $76.8 million, or 44% of sales, compared to $63.9 million, or 33% of sales, for 2002. The increase in gross profit for 2003 compared to 2002 primarily reflects the increased proportion of higher margin biopharmaceutical sales compared to total sales, including initial sales of PhosLo. During 2003 we also benefited from increased utilization of our Boca Raton manufacturing facility resulting in excess plant capacity expense of $2.2 million compared to an excess plant capacity expense of $3.5 million for 2002. Gross margin for 2003 and 2002 also benefited from gross non-performance penalty amounts from the manufacturer of Autoplex T of $8.1 million and $3.5 million, respectively. Offsetting these gross margin gains were reduced margin from sales of specialty antibodies, increased costs of manufacture for Nabi-HB and the impact of inventory write-offs. In 2004 gross margin will be negatively impacted by the conclusion of the Autoplex T manufacturing agreement on May 11, 2004. Gross margin will also be negatively impacted as a result of lower unit sales of Nabi-HB in 2004 which will result in reduced manufacturing activity at our Boca Raton, Florida manufacturing facility and increased excess capacity expense. Nevertheless, we expect our overall gross margin on product sales to increase by approximately 20% from 2003 levels due to the positive impact of increased sales of higher margin biopharmaceutical products.

We incur royalty expense by reason of our license and distribution agreements for WinRho SDF with Cangene Corporation or Cangene and for Aloprim with DSM Pharmaceuticals, or DSM, which provide for profit sharing from sales of these products. In addition, royalty expense includes a 4% patent usage royalty related to the manufacturing process of Nabi-HB. Royalty expense for 2003 was $18.4 million, or 17% of biopharmaceutical sales, compared to $12.9 million, or 14% of biopharmaceutical sales, for 2002, primarily reflecting increased sales of WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expense was $43.9 million for 2003 compared to $38.4 million for 2002. Increased selling, general and administrative expense for 2003 included a charge of $3.3 million related to the retirement of our former Chief Executive Officer, increased use of a tax consultant compared to 2002 and costs to launch PhosLo. As part of the commercial opportunity we identified for our products in Europe, we expect to incur pre-launch costs of approximately $9 million in 2004. These costs will be incurred to undertake pharmacoeconomic studies and reimbursement initiatives and to build awareness with key opinion leaders in Europe.

Research and development expense. Research and development expense was $29.0 million for 2003 compared to $21.1 million for 2002. Consistent with the strategic focus of our research and development activities, the majority of research and development expense in 2003 and 2002 was incurred to support activity under our Gram-positive infections program including StaphVAX and Altastaph as well as pre-clinical programs. Increased research and development expense in 2003 resulted from a number of activities, including preparation for and commencement of our confirmatory Phase III clinical trial for StaphVAX, transfer of the StaphVAX manufacturing process to our new contract manufacturer, Cambrex Bio Science, development costs related to the preparation of our planned Marketing Authorization Approval, or MAA filing for StaphVAX in Europe, initiation of a Phase II clinical trial of Altastaph in very low birth weight newborns, initiation of a Phase II clinical trial of NicVAX in smokers in the U.S. and a Phase I/II clinical trial of NicVAX in smokers and ex-smokers in The Netherlands, ongoing clinical support for our Phase I/II clinical trial of Civacir and manufacture of clinical trial Civacir material, and research and development costs to support our Nabi-HB Intravenous Biologics License Application, or BLA filed with the Food and Drug Administration, or FDA seeking an indication for the prevention of re-infection with hepatitis B in HBV-positive liver transplant patients.

We expect research and development expense to increase by more than 65% in 2004. Among the reasons for this increase are continuation of the confirmatory Phase III clinical trial for StaphVAX for the full year of 2004, completion of the transfer of the StaphVAX manufacturing process to Cambrex BioScience, continuation of activities related to both the MAA and BLA filings for StaphVAX, initiation of StaphVAX immunogenicity studies in Europe in orthopedic and cardiovascular surgery patients to support these filings, initiation of the Prevention of Cardiovascular calcification in ESRD, or PRECISE clinical trial in support of PhosLo, and anticipated filings for approval of PhosLo and Nabi-HB in Europe utilizing the Mutual Recognition Process. In connection with the confirmatory Phase III trial for StaphVAX, we estimate that we will incur outside clinical trial costs of approximately $36 million over the period from September 2003, when we initiated the trial, through mid-2005, when we anticipate completing the trial. Approximately $17 million of this amount is expected to be incurred in fiscal 2004.

Write-off of Manufacturing Right. In conjunction with establishing our new contract manufacturing relationship with Cambrex BioScience, we ended our agreement with the previous manufacturer on October 9, 2003. As a result of this action, we wrote off costs we had capitalized in prior periods relating to the right to manufacture StaphVAX at this manufacturer’s facility in future periods and recorded a charge of $12.6 million in 2003.

Other operating expense principally amortization and freight. Other operating expense was $4.3 million for 2003 compared to $0.8 million for 2002. The increase in 2003 is due primarily to amortization related to the intangible assets acquired in conjunction with the acquisition of PhosLo.

Interest income. Interest income for 2003 was $0.6 million compared to $1.3 million for 2002. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The decrease in interest income in 2003 compared to 2002 is due to lower average cash balances in 2003. Our cash balance at December 27, 2003 included the proceeds from our underwritten public offering of our common stock that closed on December 23, 2003 raising net cash proceeds of approximately $91.5 million. A total of $9.5 million of the funds were used to pay off our term loan on December 23, 2003. In September 2001, we received proceeds of $135 million, net of repayment of then outstanding bank debt and closing costs, from the sale of the majority of our antibody collection business and testing laboratory. These funds were invested in the financial instruments described above in 2002. In April 2002, a portion of these funds was utilized to redeem our $78.5 million 6.5% Convertible Subordinated Notes.

Interest expense. Interest expense for 2003 was $1.4 million compared to $2.1 million for 2002. Interest expense in 2003 includes interest expense incurred under our credit facility entered into on June 20, 2003, amortization of loan origination fees and unused limit fees related to the credit agreement and non-cash interest expense imputed to our non interest bearing notes payable entered into in connection with the acquisition of PhosLo on August 4, 2003. Interest expense in 2002 relates to interest on the 6.5% Convertible Subordinated Notes which were redeemed in April 2002.

Other factors. The provision for income taxes reflected a benefit of $6.6 million for 2003, compared to a provision of $0.6 million for 2002. The 49% effective tax rate for 2003 differs from the statutory rate of 34% due to the recognition of research and development tax credits as a result of our European strategy and our determination that it is more likely than not that this strategy will result in realization of these tax credits because of the completion of our equity financing in December 2003.

2002 as Compared to 2001

Sales. Total sales for 2002 were $196.0 million compared to sales of $234.8 million for 2001.

Biopharmaceutical sales increased in 2002 by approximately $16 million or 22% from 2001 sales primarily as a result of increased sales of Nabi-HB.

Nabi-HB. Sales of Nabi-HB in 2002 increased approximately 36% from 2001 levels. These increased sales were driven by the combined impact of increased patient demand for Nabi-HB and replenishment of the distribution channel inventory levels at wholesalers and distributors. During the second half of 2001 we reduced inventory levels of Nabi-HB at wholesalers and distributors in preparation for the transition to product manufactured at our Boca Raton manufacturing facility. Sales of product manufactured in our Boca Raton facility commenced in the first quarter of 2002. At December 28, 2002, we had back orders for Nabi-HB of approximately $3.5 million that we fulfilled in the first quarter of 2003.

WinRho SDF. Sales of WinRho SDF were essentially flat in 2002 compared to 2001. We report biopharmaceutical product sales when title and risk of loss are transferred to our wholesaler and distributor customers. In response to product supply shortages from the manufacturer of WinRho SDF in 2000, wholesaler and distributor inventory levels had increased in 2001. In 2002, with continued reliable product supply from the manufacturer, we established an internal goal of reducing inventory levels of WinRho SDF at our wholesaler and distributor customers. Our review of patient use data reports record levels of patient demand for WinRho SDF during 2002. This increased patient demand in 2002 has resulted in lower reported inventory levels of WinRho SDF at our pharmaceutical wholesaler and distributor customers.

Other biopharmaceuticals products. Sales of Autoplex T increased 57% in 2002 from 2001 levels, reflecting improved product supply from Baxter Healthcare Corporation or Baxter, the manufacturer of that product. Sales of Aloprim increased 62% due to the continuation of a positive trend for patient use of the product combined with receipt of back ordered product from DSM, the manufacturer of Aloprim, in 2002.

Antibody products. Total antibody sales in 2002 decreased by $54.9 million, or 34%, compared to 2001. We expected this decrease following the sale of the majority of the antibody collection business and testing laboratory in September 2001. Non-specific antibody sales include shipments to a single customer under a supply contract that was fulfilled in April 2003, which was retained by us following the sale of the majority of the antibody collection business and testing laboratory. The purchaser of the majority of the antibody collection business and testing laboratory continued to supply us with non-specific antibodies to fulfill this obligation at the selling price under this contract. As a result, we did not record any margin under this arrangement. Because we retained the risk of credit loss with this customer, we recorded revenues on these sales. Such sales totaled $55.6 million in 2002. In 2002, sales of non-specific antibodies collected at our retained antibody collection centers totaled $18.2 million.

Gross profit margin. Gross profit margin for 2002 was $63.9 million, or 33% of sales, compared to $70.1 million, or 30% of sales in 2001. The higher proportion of biopharmaceutical product sales drove increased gross profit margin as a percentage of sales in 2002 compared to 2001. Offsetting the increased gross margin from biopharmaceutical products was the decreased gross profit margin from the antibody business we retained following the sale of the majority of our antibody collection business and testing laboratory in September 2001. Expenses related to excess manufacturing capacity in our Boca Raton facility impacted gross profit margin from biopharmaceutical product sales. The manufacturing capacity of the Boca Raton facility was not fully utilized in 2002, its first full year of operation. Excess plant capacity costs were $3.5 million in 2002 compared to $1.2 million in 2001. Excess plant capacity costs in 2001 were lower because they related to the fourth quarter of 2001 only, the plant’s initial period of operation. FDA licensure of the facility was received in October 2001. Gross profit margin in each of 2002 and 2001 also benefited from non-performance penalty payments of $3.5 million and $6.1 million, respectively, as a result of contractual delivery shortfalls of Autoplex T from the manufacturer. The reduced non-performance penalties in 2002 compared to 2001 reflect improved product supply of Autoplex T from the manufacturer in 2002.

Royalty expense in 2002 was $12.9 million, or 14% of biopharmaceutical product sales, compared to $12.1 million, or 16% of biopharmaceutical sales in 2001. Increased royalty expense in 2002 primarily reflected increased sales of Aloprim and Nabi-HB in 2002. Royalty expense related to WinRho SDF was slightly lower in 2002 compared to 2001, reflecting sales levels for WinRho SDF in each year.

Selling, general and administrative expense. Selling, general and administrative expense was $38.4 million in 2002, compared to $40.5 million in 2001. General and administrative expense in 2002 included increased insurance and consulting expenses. These expense increases were more than offset by reductions in expenses, primarily compensation related expenses, following the sale of the majority of the antibody collection business and testing laboratory in September 2001 and through reimbursement that we received for certain administrative and support services we provided to the acquirer of the majority of the antibody collection business and testing laboratory during 2002. This reimbursement was recorded as an offset to selling, general and administrative expense. Our selling expense is primarily focused on the biopharmaceutical segment of our business and was not impacted by the sale of the majority of the antibody collection business and testing laboratory in September 2001.

Research and development expense. Research and development expense was $21.1 million in 2002, compared to $15.3 million in 2001. Consistent with the strategic focus of our research and development activities approximately 46% of the research and development expense supported development of our Gram-positive infections program comprising StaphVAX, Altastaph and other pre-clinical programs in 2002 compared to 49% in 2001. In 2002, we concluded a booster study for StaphVAX and incurred costs to continue transfer of the manufacturing process for StaphVAX to the facility of our then proposed contract manufacturer of the product, Dow Biopharmaceuticals Contract Manufacturing Services, or Dow. Material manufactured at this facility is being used in the confirmatory Phase III clinical trial of StaphVAX that commenced in September 2003.

In 2002, we also entered Civacir and NicVAX into human clinical trials and completed a BLA filing for Nabi-HB Intravenous to prevent re-infection with hepatitis B in liver transplant patients.

Gain on disposition of assets. The gain on sale of assets reported in 2001 represents the excess of proceeds received from the sale of the majority of the antibody collection business and testing laboratory assets compared to their carrying values as of September 6, 2001, the effective date of the transaction.

Interest income. Interest income for 2002 was $1.3 million compared to $1.2 million in 2001. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less placed with major financial institutions. In September 2001, we received proceeds of $135 million, net of repayment of then outstanding bank debt and closing costs, from the sale of the majority of the antibody collection business and testing laboratory, which were invested in these financial instruments. In

April 2002, a portion of these funds was utilized to redeem our $78.5 million 6.5% Convertible Subordinated Notes or the Notes.

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

Liquidity and Capital Resources

During 2003, we significantly strengthened our financial position through the sale of our common stock and a new credit facility. See “Key Financing Activities” above. Our cash and cash equivalents at December 27, 2003 were $115.8 million.

Cash provided by operations for the year ended December 27, 2003 was $7.5 million, primarily due to increased cash generated from gross margin on our increased biopharmaceutical sales. This positive impact was offset by increased inventory levels, primarily Nabi-HB inventory, and reduced accounts payable.

Capital expenditures of $8.1 million for the year ended December 27, 2003 primarily related to capital investments in our laboratory and cold storage facilities in Boca Raton, Florida and capital investments to support our research and development operations in Rockville, Maryland. Our capital expenditures in fixed assets and the manufacturing right at Cambrex BioScience are expected to total $33 million in 2004, including $18 million to develop vaccine manufacturing capacity within unused space at our manufacturing facility in Florida.

Under terms of a contract manufacturing agreement entered into on October 9, 2003, with Cambrex BioScience, for contract manufacturing and commercial supply of StaphVAX, at December 27, 2003 we had a commitment of $7.2 million related to acquiring the right to future commercial manufacturing capacity for StaphVAX.

In September 2003, we initiated a confirmatory Phase III clinical trial for StaphVAX. We are committed to make payments to the clinical trial site providers based on each site’s patient enrollment in addition to initial up front payments for each location. We expect total outside clinical trial costs related to this clinical trial to be approximately $36 million from the time the trial started in September 2003 through its completion in mid-2005. Approximately $17 million of this amount is expected to be incurred in 2004.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories Inc., or Braintree. In conjunction with the acquisition we entered into an obligation to pay Braintree $30.0 million over the period ending March 1, 2007. The repayment terms provided in the acquisition agreement are a combination of calendar dates and annual payments as a percentage of net revenue.

In June 2003, we entered into a credit facility agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35.0 million. The credit facility is comprised of a term loan of $10.0 million and a revolving line of credit of up to $25.0 million. The term loan was funded upon entering the credit facility in the amount of $10.0 million and repaid in full without penalty in the fourth quarter of 2003 from proceeds from the underwritten public offering of our common stock. The credit facility has a term of three years, requires payment of unused limit fees and ninety days notice of termination of the agreement prior to its term. In addition, there is a penalty due for early termination of the credit agreement. As of December 27, 2003, we had no borrowings and a borrowing capacity of approximately $17.1 million under the revolving line of credit agreement.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, we have an obligation of $3.0 million in future cash payments over the three years commencing January 2004.

During 2003, we received $5.4 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program in 2003. In total we have acquired 345,883 shares of Nabi Biopharmaceuticals stock, for a total of $1.9 million, since the inception of this stock buy back program. Repurchased shares have been accounted for as treasury stock. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. Under terms of our credit agreement, we are limited in our right to repurchase shares of our common stock under this program.

We believe that cash flow from operations and cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements for operations for at least the next twelve months.

The following table provides information as of December 27, 2003 with respect to the amounts and timing of our known contractual obligations specified below.

Contractual Obligations

(Dollars in Thousands)	2004	2005	2006	2007	2008	After 2009	Total
Open purchase orders	$5,714	$—	$—	$—	$—	$—	$5,714
Operating leases	3,357	2,528	2,133	1,461	1,324	345	11,148
Notes Payable, PhosLo acquisition	5,333	9,288	8,877	6,502	—	—	30,000
Retirement obligations	1,416	1,056	1,056	—	—	—	3,528
Cambrex BioScience	7,244	—	—	—	—	—	7,244
Capital commitments for laboratory and cold storage facility	349	—	—	—	—	—	349

Total	$23,413	$12,872	$12,066	$7,963	$1,324	$345	$57,983

The preceding table does not include information with respect to the following contractual obligations because the amounts of the obligations are currently not determinable: contractual obligation with clinical trials, which are payable on a per-patient basis and royalty obligations, which are payable based on the sales levels of some of our biopharmaceutical products. In addition, the repayment terms provided in the acquisition agreement of PhosLo are a combination of calendar dates and annual payments as a percentage of net revenue and are based on our current estimates.

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

Intangible Assets—PhosLo Intangibles

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

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(Dollars in Thousands)	December 27, 2003	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	17.3 years
Tablet patent	11,381	3.3 years
Gelcap patent	80,680	17.3 years
Customer relationships	2,337	4.6 years
Covenant not to compete	508	14.6 years

Total PhosLo intangible assets	96,329
Accumulated amortization	(3,439)

Total PhosLo Related Intangible Assets	$92,890

The trademark/tradenames and gelcap patent useful lives are estimated as the remaining patent life of the gelcap patent based on our assessment of the market for phosphate binders to treat hyperphosphatemia in end stage renal failure patients including our assessment of competitive therapies, forecasted growth in the number of patients and trends in patient care. The tablet patent’s useful life is estimated as the remaining patent life for the tablet patent in the U.S. based on the direct competitive benefits derived from the patent. The covenant not-to-compete is based on Braintree’s contractual agreement not to compete directly in the dialysis market for a period of 15 years. We have established a useful life of 5 years for customer relationships based on our review of the time that would be required by us to establish markets and customer relationships within the nephrology and dialysis market place. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful life, we will record those changes in the period of that assessment.

Intangible Assets—Manufacturing Right

In 2000, we entered into contract manufacturing agreements with Dow to acquire the right to commercial manufacturing capacity for StaphVAX. The manufacturing process for StaphVAX was being transferred to Dow from our pilot manufacturing plant in Rockville, Maryland. The contract manufacturing agreements required us to make certain payments to Dow to secure future access to commercial vaccine manufacturing capacity and to enable Dow to ready its facility for its intended use, the commercial manufacture of StaphVAX vaccine. These payments were recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right was expected to commence when commercial manufacture of StaphVAX commenced at Dow. On October 9, 2003, in conjunction with establishing a new manufacturing relationship with Cambrex BioScience we ended the contract manufacturing agreement with Dow. Based on our stated accounting policy, if we determined that the commercial manufacture of StaphVAX would not take place at Dow’s facility, we must write-off the Manufacturing Right for the Dow location in the period of that determination. As a result of ending our agreement with Dow on October 9, 2003, we wrote off costs we had capitalized in prior periods relating to the right to manufacture StaphVAX in Dow’s facility. We recorded a charge of $12.6 million in 2003 to write-off the Manufacturing Right intangible asset. Under our agreement with Cambrex BioScience, at December 27, 2003 we are committed to make future payments of at least $7.2 million including costs to acquire the rights to commercial manufacturing capacity for StaphVAX vaccine. As these payments are made, we intend to record a Manufacturing Right on our balance sheet that we intend to amortize over the future period of commercial manufacture of StaphVAX at Cambrex BioScience’s facility. If we determine that the manufacture of StaphVAX will not occur at Cambrex BioScience’s facility, we will write off this Manufacturing Right in the period of that determination.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In 2003 and 2002 we recorded additional depreciation of $1.6 million and $2.3 million, respectively, under this policy.

Accounts Receivable and Revenue Recognition

In the year ended December 27, 2003, we had biopharmaceutical product sales of $109.5 million. At December 27, 2003 we had $37.1 million of accounts receivable including $29.6 million from biopharmaceuticals sales. Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements, government payer rebates, customer returns of PhosLo and other wholesaler fees. At December 27, 2003 we had $7.3 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. If our actual experience is greater than our assumptions we would then record additional expenses in that period.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At December 27, 2003, we had inventory on hand of $23.5 million. In the year ended December 27, 2003 we recorded a provision for inventory valuation allowance of $1.0 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

Income Taxes

We follow Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. Due to our tax planning strategies relating to our planned European expansion, we have recognized our tax assets for further use of net operating loss carryforwards and research and development tax credit that we have determined realizable. In future periods, circumstances change we may have to record valuation allowances against some, or all of our deferred tax assets. We recorded a tax benefit for income taxes of $6.6 million for the year ended December 27, 2003 to reflect recognition of research and development tax credits as well as the benefit from our net operating loss carrybacks.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not have an impact on our current financial position or our results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective beginning with the second quarter of fiscal 2004. We do not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS 150 is not expected to have an impact on our financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Interest Rate Risk. At December 27, 2003, we had cash and cash equivalents in the amount of $115.8 million on hand. In addition, we had notes payable for the acquisition of PhosLo of $27.4 million, net of imputed discount. We also have a credit facility with a borrowing capacity of up to $25.0 million, subject to borrowing base limitations. Cash equivalents consist of money market funds, qualified purchaser funds and auction rate securities with maturities of three months or less placed with major financial institutions.

Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds, qualified purchaser funds, and auction rate securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. The notes payable related to the PhosLo acquisition were discounted at our estimated interest rate under our credit facility on August 4, 2003, the date of the closing agreement. Our borrowings under our credit facility are subject to changes in interest rates, specifically LIBOR, and expire in June 2006.

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

Dollars in Millions	Fair Value at December 27, 2003
Assets:
Cash equivalents	$115.8
Average interest rate	1.3%
Liabilities:
Notes payable	$27.4
Average interest rate	4.8%

Nabi Biopharmaceuticals

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals as of December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Lauderdale, Florida

February 10, 2004

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data	December 27, 2003	December 28, 2002
Assets

Current assets:
Cash and cash equivalents	$115,756	$51,737
Trade accounts receivable, net	37,062	36,326
Inventories, net	23,483	19,388
Prepaid expenses and other current assets	5,660	5,595

Total current assets	181,961	113,046
Property, plant and equipment, net	101,831	104,066
Other assets:
Intangible assets, net	94,991	12,690
Other, net	8,518	3,014

Total assets	$387,301	$232,816

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$10,874	$21,654
Accrued expenses	23,956	16,897
Notes payable, PhosLo acquisition	4,226	—

Total current liabilities	39,056	38,551
Notes payable, PhosLo acquisition	23,167	—
Other liabilities	5,762	5,236

Total liabilities	67,985	43,787

Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 75,000 shares authorized; 57,723 and 38,947 shares issued, respectively	5,773	3,895
Capital in excess of par value	297,909	159,568
Treasury stock, 800 and 386 shares at cost	(5,240)	(2,140)
Retained earnings	20,874	27,706

Total stockholders’ equity	319,316	189,029

Total liabilities and stockholders’ equity	$387,301	$232,816

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
Amounts in Thousands, Except Per Share Data	December 27, 2003	December 28, 2002	December 29, 2001

Sales	$176,570	$195,966	$234,829
Costs and expenses:
Costs of products sold	81,354	119,170	152,613
Royalty expense	18,387	12,883	12,093

Gross Margin	76,829	63,913	70,123

Selling, general and administrative expense	43,867	38,380	40,501
Research and development expense	29,040	21,096	15,330
Other operating expenses, principally freight and amortization	4,252	767	1,500
Gain on disposition of assets	—	—	(104,219)
Write-off of Manufacturing Right	12,575	—	—

Operating (loss) income	(12,905)	3,670	117,011

Interest income	614	1,287	1,204
Interest expense	(1,350)	(2,130)	(2,128)
Other income (expenses), net	204	(157)	(28)

(Loss) income before benefit (provision) for income taxes	(13,437)	2,670	116,059
Benefit (provision) for income taxes	6,605	(615)	(11,377)

Net (loss) income	$(6,832)	$2,055	$104,682

Basic (loss) earnings per share	$(0.16)	$0.05	$2.76

Diluted (loss) earnings per share	$(0.16)	$0.05	$2.36

Basic weighted average shares outstanding	42,888	38,670	37,980

Diluted weighted average shares outstanding	42,888	39,641	44,872

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Warrants		Capital in Excess of Par Value	Treasury Stock		Retained Earnings (Deficit)	Stockholders’ Equity
Dollars In Thousands	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 30, 2000	37,833	$3,783	233	$—	$152,642	—	$—	$(79,031)	$77,394

Stock options exercised	475	48	—	—	1,808	—	—	—	1,856
Expiration of common stock warrants	—	—	(100)	—	—	—	`	—	—
Compensation expense related to modified stock options	—	—	—	—	1,756	—	—	—	1,756
Tax effect from stock options Exercised	—	—	—	—	1,871	—	—	—	1,871
Net income for the year	—	—	—	—	—	—	—	104,682	104,682
Stock issued under Employee Stock Purchase Plan	130	13	—	—	573	—	—	—	586
Purchase of treasury stock at cost	—	—	—	—	—	(174)	(977)	—	(977)
Directors fees paid in stock	7	1	—	—	37	—	—	—	38

Balance at December 29, 2001	38,445	3,845	133	—	158,687	(174)	(977)	25,651	187,206
Stock options exercised	317	32	—	—	1,199	—	—	—	1,231
Delivery of shares upon exercise of option	60	6	—	—	208	(40)	(246)	—	(32)
Compensation expense related to modified stock options	—	—	—	—	(13)	—	—	—	(13)
Adjustment relating to tax effect from stock options exercised in 2001	—	—	—	—	(1,133)	—	—	—	(1,133)
Net income for the year	—	—	—	—	—	—	—	2,055	2,055
Stock issued under Employee Stock Purchase Plan	117	12	—	—	572	—	—	—	584
Purchase of treasury stock at cost	—	—	—	—	—	(172)	(917)	—	(917)
Directors fees paid in stock	8	—	—	—	48	—	—	—	48

Balance at December 28, 2002	38,947	3,895	133	—	159,568	(386)	(2,140)	27,706	189,029
Stock options exercised	1,165	117	—	—	5,288	—	—	—	5,405
Delivery of shares upon exercise of option	644	64	—	—	2,586	(414)	(3,100)	—	(450)
Compensation expense related to modified stock options	—	—	—	—	350	—	—	—	350
Common shares issued for product acquisition	1,500	150	—	—	8,250	—	—	—	8,400
Net loss for the year	—	—	—	—	—	—	—	(6,832)	(6,832)
Issuance of common stock in private placement and underwritten offerings, net of issuance costs	15,352	1,536	—	—	121,188	—	—	—	122,724
Stock issued under Employee Stock Purchase Plan	112	11	—	—	657	—	—	—	668
Directors fees paid in stock	3	—	—	—	22	—	—	—	22

Balance at December 27, 2003	57,723	$5,773	133	$—	$297,909	(800)	$(5,240)	$20,874	$319,316

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
Cash flow from operating activities:
Net (loss) income	$(6,832)	$2,055	$104,682
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,236	10,077	9,491
Write-off of manufacturing right	12,575	—	—
Loan origination fees	232	400	—
Provision for doubtful accounts	39	751	627
Provision for slow moving or obsolete inventory	1,044	169	3,514
Non-cash compensation	1,040	619	1,153
Deferred income taxes	(6,209)	486	4,258
Write-off of fixed assets	23	269	—
Gain on sale of assets	—	—	(104,219)
Other	—	—	117
Changes in assets and liabilities:
(Increase) decrease in trade accounts receivable	(775)	(1,037)	1,648
Increase in inventories	(4,983)	(1,419)	(3,318)
Decrease (increase) in prepaid expenses and other assets	170	2,098	(2,519)
(Increase) decrease in other assets	1,167	(33)	27
(Decrease) increase in accounts payable and accrued expenses	(4,185)	(3,515)	8,590

Total adjustments	14,374	8,865	(80,631)

Net cash provided by operating activities	7,542	10,920	24,051

Cash flow from investing activities:
Proceeds from sale of assets, net of closing costs	—	—	152,182
Capital expenditures	(8,050)	(6,021)	(13,052)
Expenditures for other assets—PhosLo	(61,255)	—	—
Expenditures for other assets—Dow	(2,024)	(6,136)	(3,387)
Expenditures for other assets—Cambrex BioScience	(323)	—	—

Net cash (used in) provided by investing activities	(71,652)	(12,157)	135,743

Cash flow from financing activities:
Repayments under line of credit, net	—	—	(26,702)
Redemption of Convertible Subordinated Debt	—	(78,500)	—
Borrowings of term debt	10,000	—	—
Repayments of term debt	(10,000)	—	(4,333)
Purchase of treasury stock	—	(917)	(977)
Proceeds from exercise of employee stock options	5,405	1,199	1,856
Issuance of common stock, net	122,724	—	—

Net cash provided by (used in) financing activities	128,129	(78,218)	(30,156)

Net increase (decrease) in cash and cash equivalents	64,019	(79,455)	129,638
Cash and cash equivalents at beginning of period	51,737	131,192	1,554

Cash and cash equivalents at end of period	$115,756	$51,737	$131,192

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

We apply our knowledge of the human immune system to develop and commercialize products that address serious, unmet medical needs. Our focus is in the areas of infectious, autoimmune and addictive diseases. In addition to five marketed products (Nabi-HB®, PhosLo®, WinRho SDF®, Aloprim™ and Autoplex® T), we have four products in clinical trials. We expect to file a Marketing Authorization Approval for StaphVAX in the European Union, or EU, in the fourth quarter of 2004 based on efficacy data generated in our Phase III clinical trial completed in 2000. We have advanced StaphVAX® to confirmatory Phase III clinical development in the U.S. StaphVAX is designed to prevent the most dangerous and prevalent strains of Staph aureus bacterial infections, which are a major cause of hospital and community-acquired infections. Staph aureus bacteria are becoming increasingly resistant to antibiotics. Our other products in development, are Altastaph™, an antibody based product for prevention of Staph aureus infections, Civacir™, an antibody based product for preventing hepatitis C re-infection in liver transplant patients and NicVAX™ a nicotine vaccine are in Phase II clinical testing. Civacir has completed a Phase I/II clinical trial. We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB and our investigational antibody products, Altastaph and Civacir, and for contract manufacturing. We also collect specialty and non-specific antibodies for use in our products and supply pharmaceutical and diagnostic customers our excess production for the subsequent manufacture of their products.

We are headquartered in Boca Raton, Florida and maintain research and development facilities in Rockville, Maryland and a wholly owned foreign subsidiary located in Ireland that was incorporated on December 22, 2003 for the purpose of facilitating the regulatory approval, sales and marketing of our products in Europe.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation: Certain items in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year’s presentation.

Revenue recognition: Revenue from product sales is recognized when title and risk of loss are transferred to the customer. Cash collections in excess of amounts earned on billings are recorded as deferred revenue and recognized as products are shipped or services are rendered. Revenue from biopharmaceutical product sales is reported net of customer prompt pay discounts, contractual allowances in accordance with our managed care agreements, government payer rebates and other wholesaler fees. Where the right of return exists, revenues are reduced at the time of sale to reflect expected returns that are estimated based on historical experience.

Research and development expense: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due. Funding from third party grants are applied directly to related expenses.

Advertising expenses: Advertising costs are expensed as incurred as set forth in Statement of Position 93-7, Reporting on Advertising Costs. Advertising expenses for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 amounted to $3.3 million, $3.4 million and $3.4 million, respectively.

Shipping and Handling Costs: We report costs related to the shipment of our product as part of other operating expenses, principally freight and amortization. We incurred $0.5 million, $0.6 million, and $0.7 million in the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

Earnings per share: Basic earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding, and the impact of all potential dilutive common shares, primarily stock options. The dilutive impact of stock options is determined by applying the treasury stock method. In 2003, we did not apply this method as there would have been an anti-dilutive effect on earnings per share. There were 1,172,833 potential dilutive shares excluded in 2003.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair value as of December 27, 2003 and December 28, 2002, because of the relatively short-term maturity of these instruments. Total debt was $27.4 million as of December 27, 2003 and there was no outstanding debt as of December 28, 2002. The fair value of debt at December 27, 2003 is consistent with its estimated fair value at the time we entered into the debt agreement. Information regarding debt is included in Note 8 and Note 11.

Cash equivalents consist of money market funds, qualified purchaser funds and auction rate securities with maturities of three months or less placed with major financial institutions.

We sell a significant portion of our products through pharmaceutical wholesalers and distributors and to major pharmaceutical companies and, as a result, maintain individually significant receivable balances with major customers. Those pharmaceutical companies include McKesson Drug Co., AmerisourceBergen and Cardinal Health, Inc. representing 24%, 23% and 15% of our total accounts receivable respectively. If the financial condition or operations of these customers were to deteriorate, our results could be adversely affected. Credit terms to these customers generally range from 30 to 60 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis and do not require collateral on specific account receivables. Allowances are maintained for potential credit losses. Accounts receivable allowances are recorded in the segment operating results in which the applicable sale was originally reported.

Inventories: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out or FIFO method.

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

Depreciable lives of property and equipment are as follows:

Asset	Life

Buildings	35 – 39 years
Building systems	20 years
Furniture and fixtures	5 – 8 years
Information systems	3 – 7 years
Machinery and equipment	3 – 8 years
Leasehold improvements	Lesser of lease term or economic life

Intangible assets: Intangible assets represent the fair values of certain assets acquired in product acquisitions including trademarks and trademark registrations and the cost to acquire the right to use manufacturing capacity at our contract manufacturers for StaphVAX in future periods. The carrying costs of intangible assets are amortized ratably from the date placed into service over periods ranging from 3 to 25 years and are evaluated for recoverability at least annually.

The remaining useful lives of intangible assets for amortization are as follows:

Asset	Estimated Remaining Useful Life

PhosLo trademark/tradename	17.3 years
PhosLo tablet Patent	3.3 years
PhosLo gelcap Patent	17.3 years
PhosLo customer relationships	4.6 years
PhosLo covenant not to compete	14.6 years
Manufacturing right	Period from commencement of commercial manufacture to the end of the contract
Other intangible assets	0.4 to 13.7 years

Impairment of Long-Lived Assets: Pursuant to the provisions of Statement of Financial Accounting Standards or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value.

Stock-Based Compensation: We grant stock options for a fixed number of common shares to employees and directors from time to time. We account for employee stock options using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for stock option grants when the exercise price of the options equals, or is greater than, the market value of the underlying stock on the date of grant. Accordingly, we did not recognize any compensation cost during each of the years ended December 27, 2003, December 28, 2002 and December 29, 2001 for stock-based employee awards at the market price. We did recognize expenses related to modification of stock option terms related to the retirement of certain employees and the separation of employees following the sale of the majority of the antibody collection business and testing laboratory in 2001. Refer to Note 9 and Note 17. We follow the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS 148), for stock options issued to non-employees.

The effect of applying the fair value method prescribed by SFAS 123 to our options would have us recording the following pro forma net (loss) income and net (loss) income per share amounts:

	For the Years Ended
Dollars in Thousands, Except Per Share Data	December 27, 2003	December 28, 2002	December 29, 2001
Net (loss) income:
As reported	$(6,832)	$2,055	$104,682
Add: Stock-based employee compensation expense included in reported net income, net of tax	350	13	1,756
Deduct: Total stock-based employee compensation expense determined under fair value based method, Net of tax	(8,171)	(5,984)	(7,886)

Pro forma	$(14,653)	$(3,916)	$98,552

Basic (loss) earnings per share:
As reported	$(0.16)	$0.05	$2.76
Net compensation expense, net of tax	(0.18)	(0.15)	(0.17)

Pro forma	$(0.34)	$(0.10)	$2.59

Diluted (loss) earnings per share:
As reported	$(0.16)	$0.05	$2.36
Net compensation expense, net of tax	(0.18)	(0.15)	(0.14)

Pro forma	$(0.34)	$(0.10)	$2.22

Pro forma information regarding net income or loss is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that statement. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected term of two to four years; expected volatility of 73 – 95%; and expected risk-free interest rates of 2.08 – 4.83%. The weighted-average estimated fair value of options granted during 2003, 2002 and 2001 were $4.45, $5.76 and $3.58, respectively.

New Accounting Pronouncements: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (FIN 46), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 did not have an impact on our current financial position or our results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability, or an asset, in some circumstances. SFAS 150 is effective beginning with the second quarter of fiscal 2004. We do not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS 150 is not expected to have an impact on our financial condition, results of operations or cash flows.

NOTE 3 TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are comprised of the following:

Dollars in Thousands	December 27, 2003	December 28, 2002
Trade accounts receivable	$37,708	$36,973
Allowance for doubtful accounts	(646)	(647)

Total	$37,062	$36,326

NOTE 4 INVENTORIES

The components of inventories are as follows:

Dollars in Thousands	December 27, 2003	December 28, 2002
Finished goods	$12,746	$12,142
Work in process	9,955	6,235
Raw materials	782	1,011

Total	$23,483	$19,388

Work in process inventory at December 27, 2003 and December 28, 2002 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of business.

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related allowances for depreciation are summarized below:

Dollars in Thousands	December 27, 2003	December 28, 2002
Information systems	$21,528	$21,874
Leasehold improvements	7,825	7,241
Machinery and equipment	48,947	48,817
Land and buildings	45,188	45,188
Building systems	8,039	8,028
Furniture and fixtures	3,191	3,191
Construction in progress	7,459	1,980

Property, plant and equipment, gross	142,177	136,319
Less accumulated depreciation	(40,346)	(32,253)

Property, plant and equipment, net	$101,831	$104,066

We received FDA licensure to manufacture Nabi-HB at our biopharmaceutical manufacturing facility in Boca Raton, Florida in October 2001. Capitalization of interest and other costs ceased at that time, the point at which the facility was ready for the manufacture of Nabi-HB in an FDA approved environment, its intended use, and the facility was placed into service. Total costs of construction of the Boca Raton facility, including the building, building systems, plant equipment and information systems were approximately $90.3 million. Validation costs and capitalized interest related directly to preparing the facility for its intended use totaled $63.5 million.

Depreciation expense of property, plant and equipment during 2003, 2002 and 2001 was $10.3 million, $9.6 million and $7.8 million, respectively. Depreciation expense related to the initial operation of our biopharmaceutical manufacturing facility in Boca Raton, Florida commenced in October 2001. In accordance with our depreciation policy for certain specialized equipment in our biopharmaceutical facility, we recorded additional depreciation expense of $1.6 million and $2.3 million in 2003 and 2002, respectively, due to the units-of-production method of depreciation resulting in depreciation less than at least 60% of depreciation expense that would be recorded using the straight-line method of depreciation for this equipment.

Construction in process at December 27, 2003 and December 28, 2002 primarily consisted of costs related to the construction of a laboratory and cold storage facility in Boca Raton, Florida.

NOTE 6 INTANGIBLE ASSETS

Intangible assets consist of the following:

Dollars in Thousands	December 27, 2003	December 28, 2002
PhosLo related:
Trademark/tradename	$1,423	$—
Tablet patent	11,381	—
Gelcap patent	80,680	—
Customer relationships	2,337	—
Covenant-not-to-compete	508	—
Manufacturing right – Dow	—	10,551
Manufacturing right – Cambrex	323	—
Other intangible assets	3,639	4,603

Total intangible assets	100,291	15,154
Less accumulated amortization	(5,300)	(2,464)

Total	$94,991	$12,690

On August 4, 2003, we acquired PhosLo from Braintree Laboratories Inc. or Braintree. PhosLo is currently approved for the control of elevated phosphate levels, or hyperphosphatemia, for patients with end-stage kidney (renal) failure. Under the terms of the acquisition, we purchased patent rights, trade secrets, the PhosLo trademarks, regulatory approvals and licenses, certain customer and regulatory data and finished product inventory and did not assume any liabilities. All assets purchased, except for inventory, have been recorded at their estimated fair value, adjusted by a pro rata portion of the excess of purchase price, and are included in intangible assets.

The Manufacturing Right represents the costs to acquire the rights to use manufacturing capacity at the facilities of the contract manufacturers for StaphVAX. In 2000, we entered into contract manufacturing agreements with Dow Biopharmaceuticals Contract Manufacturing Services, or Dow, to acquire the right to commercial manufacturing capacity for StaphVAX. On October 9, 2003, we announced we had entered into a contract manufacturing agreement for an initial term of ten years with Cambrex BioSciencers of Baltimore, Inc., or Cambrex BioScience, for the commercial manufacture of StaphVAX. Vaccine manufactured at Cambrex BioScience will be used to support our Marketing Approval Application or MAA for StaphVAX in the European Union, or EU that we expect to file by the end of 2004. As a result of entering into this agreement with Cambrex

BioScience, we ended our contract manufacturing agreement with Dow on October 9, 2003. We recorded a charge of approximately $12.6 million for the write-off of the Dow Manufacturing Right during 2003, the period in which we determined that we would not manufacture commercial StaphVAX vaccine at Dow. Refer to Note 18.

Amortization of intangible assets during 2003, 2002 and 2001 was $3.8 million, $0.3 million and $1.1 million. Amortization expense in 2003 included amortization of the intangible assets acquired in conjunction with the acquisition of PhosLo on August 4, 2003. Amortization expense for intangible assets currently subject to amortization is expected to be $8.5 million, $8.4 million, $8.4 million, $6.0 million, and $5.1 million in each of the five fiscal years subsequent to December 27, 2003.

NOTE 7 ACCRUED EXPENSES

Accrued expenses consist of the following:

Dollars in Thousands	December 27, 2003	December 28, 2002
Employee compensation and benefits	$6,440	$7,461
Accrued sales deductions	7,333	3,903
Accrued royalties and product costs	6,486	3,678
Other	3,697	1,855

Total	$23,956	$16,897

NOTE 8 CREDIT FACILITIES

On June 20, 2003, we entered into a three-year credit facility agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which allows for borrowings of up to $35 million. The credit facility is comprised of a term loan of $10 million, which was drawn on June 20, 2003, and a revolving line of credit facility of up to $25 million. The term loan was repayable on an amortization schedule over the term of the credit agreement with a balloon payment due at the end of the term. Borrowings under the revolving line of credit are limited by borrowing base restrictions, comprised of eligible accounts receivable and inventory balances, as defined. Under the terms of the credit facility, the term loan bore interest at LIBOR plus 4.5% and could be repaid before the term date of the agreement without penalty. The revolving line of credit bears interest at either the prime rate plus 0.5% or LIBOR plus a percentage based upon our financial performance, bears an unused limit fee when borrowings under the line of credit are less than $25 million and is subject to an early termination penalty. Termination of the credit agreement requires 90 days written notice to the lender. Our obligations under the credit agreement are secured by all of our assets. Under the terms of the credit agreement we must comply with certain covenants, including a restriction on payment of dividends and a limitation on our ability to repurchase shares. As of December 27, 2003 we were in compliance with these covenants. The outstanding balance under the term loan of $9.5 million was repaid in December 2003 from the proceeds of the underwritten pubic offering of our common stock (refer to Note 10) and as a result, approximately $0.2 million of related loan origination fees were written off and recorded as interest expense. Under the revolving line of credit facility we had no borrowings as of December 27, 2003 and an unused borrowing capacity of approximately $17.1 million.

Our previous bank line of credit agreement concluded on December 12, 2002.

During 1996, we issued $80.5 million of 6.5% Convertible Subordinated Notes, or the Notes in a private placement. On April 8, 2002, we redeemed the outstanding 6.5% Notes in the aggregate principal amount of $78.5 million. The Notes were redeemed for cash at 100% of the principal balance plus accrued interest through April 8, 2002. The Notes had an original maturity date of February 1, 2003.

NOTE 9 STOCKHOLDERS' EQUITY

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

Treasury Stock

In September 2001, our Board of Directors approved the expenditure of up to $5.0 million to purchase our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option plan and Employee Stock Purchase Programs or ESPP. To date, we have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock. Under terms of our credit agreement, we are limited in our right to repurchase shares of our common stock under this program. Refer to Note 8.

In various transactions, two members of our Board of Directors exercised stock options for 639,311 shares and 4,500 shares, respectively, in 2003, and 60,000 shares and zero shares, respectively, in 2002, of our common stock. These purchases were paid for by delivery of 411,956 and 2,371 shares of common stock, respectively, in 2003 and 40,107 and zero shares, respectively, in 2002, which were valued at $3.1 million, $16 thousand, $0.2 million and zero for the respective transactions. In each of the transactions, the shares delivered had been acquired more than six months earlier by the members of our Board of Directors. These shares have been accounted for as treasury stock.

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

On June 20, 2003, we entered into a retirement agreement with David J. Gury, our former Chief Executive Officer. As a result, we incurred a charge of $0.3 million of costs related to modification of certain of his outstanding stock options. Refer to Note 17.

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

At December 27, 2003, there were options outstanding under all of our stock plans to acquire 7.1 million shares of our common stock of which 4.2 million were then exercisable. Additionally, 9.1 million shares of common stock are reserved for future grants under the plans.

Stock options granted and outstanding under these plans as of December 27, 2003 are presented below:

	Options	Exercise Price per Share	Weighted Average Exercise Price
	In Thousands
Balance at December 30, 2000	7,040	$ .19 - $13.75	$6.18
Granted	1,952	4.50 - 9.99	5.06
Exercised	(474)	.19 - 8.19	3.96
Canceled	(1,126)	2.69 - 13.75	6.40

Balance at December 29, 2001	7,392	1.63 - 13.75	5.99
Granted	1,470	3.60 - 10.18	8.69
Exercised	(379)	5.30 - 11.28	3.76
Canceled	(495)	2.69 - 13.75	7.38

Balance at December 28, 2002	7,988	1.63 - 13.75	6.51
Granted	1,937	5.09 - 11.25	6.00
Exercised	(1,808)	1.63 - 11.13	4.46
Canceled	(1,003)	2.88 - 13.75	8.22

Balance at December 27, 2003	7,114	$ 2.63 - $13.75	$6.68

	Outstanding			Exercisable
Exercise Price Range	Options (In Thousands)	Average Years Remaining	Average Exercise Price	Options (In Thousands)	Average Exercise Price
$ 2.63 - $ 4.25	966	4.7	$ 3.07	963	$ 3.07
4.35 - 7.97	4,388	7.3	6.00	2,233	6.20
8.00 - 11.25	1,470	6.9	9.70	723	10.08
13.75 - 13.75	290	2.2	13.75	290	13.75

Total	7,114			4,209

Employee Stock Purchase Plan

In May 2000, the stockholders approved the Nabi Employee Stock Purchase Plan. In May 2003, the stockholders approved an amendment to the ESPP allowing for an additional 500,000 shares to be issued under this plan. The terms of the ESPP, as amended, allow for qualified employees as defined therein to participate in the purchase of up to 1,000,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 112,494, 116,940 and 130,001 shares of common stock during 2003, 2002 and 2001, respectively, pursuant to this plan at an average price per common share of $5.94, $4.99 and $4.51, respectively.

Shareholders Rights Plan

Effective July 1997, our Board of Directors adopted a shareholders rights plan under which a dividend of one preferred share purchase right, or the Right was distributed for each outstanding share of common stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. The Rights expire in August 2007, and are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 15% or more of the common stock. Such percentage may be lowered at the Board’s discretion. If the Rights become exercisable, the holder (other than the individual or group who triggered the exercisability) may be entitled to receive upon exercise shares of our common stock having a market value of two times the exercise price of the Rights, or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. We are entitled to redeem the Rights in whole for $0.01 per Right under certain circumstances.

Shares of Common Stock

As of December 27, 2003, 9.8 million shares of common stock in the aggregate were reserved for issuance related to stock options, warrants and employee benefit plans.

NOTE 10 EQUITY OFFERINGS

On July 17, 2003, we completed a private placement of 5,577,000 shares of common stock to a group of institutional investors and realized net proceeds of approximately $31.3 million. We filed a Form S-3 on July 17, 2003 with the U.S. Securities and Exchange Commission, or SEC, to register 5,077,000 of these shares. Proceeds from the private placement were used for our acquisition of PhosLo. Refer to Note 11.

On December 17, 2003, we completed an underwritten public offering of our common stock that raised net proceeds of approximately $91.5 million, through issuance of 9,775,000 shares of common stock. We filed a Form S-3 on November 26, 2003 (amended on December 15, 2003) with the SEC to register these shares. Of the net proceeds, $9.5 million was used to repay a term loan under our credit agreement. Refer to Note 8.

NOTE 11 PRODUCT ACQUISITION

On August 4, 2003 we acquired the worldwide rights to PhosLo from Braintree. PhosLo is currently approved for the control of elevated phosphate levels, or hyperphosphatemia, for patients with end-stage kidney failure. Under the terms of the agreement, we acquired the worldwide rights to PhosLo for payment of $60.3 million in cash and issuance of 1.5 million shares of our common stock at the closing date and the payment of $30.0 million cash over the period ending March 1, 2007. In addition, we paid total professional fees and closing costs totaling $0.9 million in connection with the acquisition. The discounted value of the notes payable on December 27, 2003 was $27.4 million of which $4.2 million has been reported as a current liability under the caption, Notes payable, PhosLo Acquisition, and the balance of $23.2 million has been reported as a long-term liability. The notes were discounted at 4.5%, our estimated rate of interest under our credit facility on August 4, 2003, the date of the closing of the agreement. Braintree will continue to manufacture the product for us under a long-term manufacturing agreement with an initial term of seven years. The manufacturing agreement also provides us access to an independent third party manufacturer and is renewable at our option for an additional eight years.

The following table is a reconciliation of notes payable for the acquisition of PhosLo:

Dollars in Thousands	December 27, 2003
Notes payable, PhosLo acquisition	$27,393
Less current maturities	(4,226)

Notes payable, PhosLo acquisition, long-term	$23,167

The repayment terms for the notes payable provided in the acquisition agreement are a combination of calendar dates and annual payments as a percentage of net revenue.

The following table is a reconciliation of the consideration paid for PhosLo:

Dollars in Thousands	August 4, 2003
Cash paid at closing	$60,325
Closing costs, including professional fees	930

Total cash paid	61,255
Common shares issued	8,400
Notes payable, PhosLo acquisition, net	26,860
Inventory received	(186)

Total purchase price of PhosLo	$96,329

NOTE 12 SALE OF ASSETS

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

Transaction costs included $4.1 million of cash closing costs.

We were advised in the transaction by Stonebridge Associates, LLC, an investment bank, the president of which is a member of our Board of Directors. Stonebridge’s services were utilized due to its specific experience in the antibody collection industry. We believe the professional fees paid of $1.5 million were commensurate with market rates for such services in this type of transaction.

NOTE 13 INCOME TAXES

Income before income taxes was taxed domestically only.

The provision for income taxes consists of the following:

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
Current:
Federal	$—	$—	$(4,119)
State	396	(133)	(3,000)

Subtotal	396	(133)	(7,119)
Deferred:
Federal	5,899	(482)	(4,169)
State	310	—	(89)

Subtotal	6,209	(482)	(4,258)

Total	$6,605	$(615)	$(11,377)

Deferred tax assets (liabilities) are comprised of the following:

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002
Deferred tax assets:
Net operating loss carryforwards	$8,663	$6,057
Capitalized research and development	724	2,156
Research and development tax credit	10,754	5,677
Inventory reserve and capitalization	2,424	1,924
Amortization	1,751	1,847
Bad debt reserve	239	109
Depreciation	1,296	1,296
Alternative minimum tax credit	900	900
Deferred income	5	20
Accrued retirement	1,477	—
Other	880	665

Deferred tax assets	29,113	20,651

Deferred tax liabilities:
Depreciation	(17,511)	(21,882)
Other	(3,957)	(1,097)

Deferred tax liabilities	(21,468)	(22,979)

Net deferred tax assets (liabilities)	$7,645	$(2,328)

We have net operating loss carryforwards of approximately $35.3 million that expire at various dates through 2023. Approximately $12.1 million of the net operating loss carryforwards are related to the exercise of employee stock options, and we will record a tax benefit of approximately $4.5 million through capital in excess of par value when losses are realized.

We have research and development tax credit carryforwards of $10.8 million that expire in varying amounts through 2023. We have alternative minimum tax credit carryforwards of $0.9 million that are available to offset future regular tax liabilities, and do not expire.

The ultimate realization of the net deferred tax assets is largely dependent on our ability to generate sufficient future taxable income. As a result of our tax planning strategies we believe that the realization of our tax assets is more likely than not to be realized and our tax planning strategies are prudent and feasible. We have determined that no valuation allowance is necessary as of December 27, 2003.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Years Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Federal statutory rate	(34.0)%	34.0%	35.0%
State income taxes, net of federal benefit	(3.3)	5.0	2.8
Goodwill and other amortization	—	—	2.6
Foreign sales benefit and nondeductible items	(1.4)	(1.0)	—
Decrease in valuation allowance	—	—	(30.2)
Tax credits	(9.8)	(17.8)	(0.4)
Other	(0.7)	2.8	—

Total	(49.2)%	23.0%	9.8%

NOTE 14 EARNINGS PER SHARE

The following table is a reconciliation between basic and diluted (loss) earnings per share for net (loss) income for the years ended December 27, 2003, December 28, 2002 and December 29, 2001:

		Effect of Dilutive Securities:
Amounts in Thousands, Except Per Share Data	Basic (Loss) Earnings Per Share	Stock options and other dilutive Securities	Convertible Notes	Diluted (Loss) Earnings Per Share
2003
Net loss	$(6,832)	—	$—	$(6,832)
Shares	42,888	—	—	42,888
Per share amount	$(0.16)	—	$—	$(0.16)

2002
Net income	$2,055	—	$—	$2,055
Shares	38,670	971	—	39,641
Per share amount	$0.05	—	$—	$0.05

2001
Net income	$104,682	—	$1,176	$105,858
Shares	37,980	1,285	5,607	44,872
Per share amount	$2.76	—	$0.21	$2.36

NOTE 15 EMPLOYEE BENEFIT PLANS

Effective December 31, 2001, the discretionary company match for employee contributions to the Nabi Savings and Retirement Plan, or the Plan, was changed to 100% of up to the first 4% of the participant’s earnings contributed to the Plan commencing in 2002. Effective January 1, 2003, the Plan permits employees to contribute up to 92% of pre-tax annual compensation up to annual statutory limitations. In 2001 and 2000, there were two defined plans with a discretionary match by the company equal to 50% of each participant’s contribution, up to an amount equal to 2% of the participant’s earnings. Effective December 31, 2001, these two plans were merged into the Plan. Our matching contributions to the plans were approximately $1.1 million in 2003, $1.0 million in 2002 and $0.4 million in 2001.

NOTE 16 LEASES

We conduct certain of our operations under operating lease agreements. The majority of these lease agreements contain renewal options which enable us to renew the leases for periods of two to ten years at the then fair rental value at the end of the initial lease term.

Rent expense was approximately $3.0 million, $3.3 million and $6.5 million for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively. The decrease in rent expense in the years ended December 27, 2003 and December 28, 2002 compared to the year ended December 29, 2001, is due to the effect of the sale of the majority of the antibody collection business and testing laboratory in September 2001.

As of December 27, 2003, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	Dollars in Thousands
2004	$3,357
2005	2,528
2006	2,133
2007	1,461
2008	1,324
Thereafter	345

Total minimum lease commitments	$11,148

NOTE 17 RELATED PARTY TRANSACTIONS

On June 20, 2003, we entered into a retirement agreement with David J. Gury, our former Chief Executive Officer. As a result we incurred a charge of $3.3 million comprising approximately $3.0 million in future cash payments and $0.3 million of costs related to modification of certain of his outstanding stock options. The liability for future cash payments is included in accrued expenses for the current portion, and in other liabilities for the long-term portion, as of December 27, 2003. Future cash payments will be paid over three years commencing January 2004. In addition, we entered into a consulting agreement with Mr. Gury for provision of transition services through

December 31, 2003. Mr. Gury continues to serve as non-executive Chairman of our Board of Directors.

In October 2001, we engaged Stonebridge Associates, LLC or Stonebridge, an investment bank, the president of which is a member of our Board of Directors, to provide financial advisory services in connection with our review and implementation of a corporate expansion strategy. The agreement, as amended in October 2002, provided for a monthly retainer of $30 thousand plus hourly charges. If the engagement resulted in transactions by us involving aggregate consideration paid in excess of a specified level, Stonebridge was to receive additional fees based upon the consideration paid. Stonebridge acted as our financial adviser in connection with our acquisition of the worldwide rights to PhosLo from Braintree in August 2003 and received a fee of approximately $0.3 million for its services upon consummation of this transaction. Refer to Note 11. We believe that the terms of the engagement with Stonebridge were no less favorable to us than would have been obtained from an unrelated party. Upon successful completion of the PhosLo transaction, we concluded our agreement with Stonebridge although we continue to be obligated to pay Stonebridge a fee under certain circumstances. Stonebridge also advised us in the sale of the majority of our antibody collection business and testing laboratory in September 2001. We used Stonebridge’s services due to its specialized knowledge in the antibody collection business and paid them fees of $1.5 million. We believe the professional fees paid were commensurate with market rates for such services in this type of transaction. Refer to Note 12. During the years ended December 27, 2003, December 28, 2002 and December 29, 2001, we paid $0.5 million, $0.6 million and $0.1 million, respectively, to Stonebridge pursuant to the financial advisory service agreement.

There are no amounts receivable from corporate officers at December 27, 2003 or December 28, 2002. At December 29, 2001, notes receivable from corporate officers aggregated $162,000 with interest payable at the prime interest rate. Repayment in full was made in the first quarter of 2002.

NOTE 18 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

In October 2003, we entered into a contract manufacturing agreement with Cambrex BioScience to produce commercial quantities of StaphVAX. The manufacturing process for StaphVAX is being transferred to Cambrex BioScience from a previous contract manufacturer, as well as from our pilot plant in Rockville, Maryland. We completed the transfer of the manufacturing process to Cambrex BioScience and began production of consistency lots of StaphVAX in January 2004. The contract manufacturing agreement requires us to make certain payments to Cambrex BioScience to secure future access to commercial vaccine manufacturing capacity and to enable Cambrex BioScience to ready its facility for the future commercial scale manufacture of StaphVAX. These payments have been recorded as a Manufacturing Right and included in Intangible Assets. Amortization of the Manufacturing Right is expected to commence when commercial manufacture of StaphVAX commences at Cambrex BioScience.

Under a license and distribution agreement with Cangene, we have exclusive rights to distribute and market WinRho SDF in the U.S. Cangene, which holds the FDA licenses for the product, is required to supply the necessary quantities of WinRho SDF to support such sales and shares equally in the profits from sales after accounting for the costs of production and selling and marketing expenses. The current license and distribution agreement concludes in March 2005.

Under a license agreement with the Public Health Services/National Institute of Health, or PHS/NIH, we have exclusive rights to a U.S. patent relating to a carbohydrate/protein conjugate vaccine against Staphylococcus for a period of seven years following FDA approval or the terms of the patent, whichever is shorter, and are obligated to pay PHS a royalty based on net sales of products using this technology. The licensed patent rights, which expire in 2010, cover staphylococcal vaccines including StaphVAX.

We have an agreement with Chiron Corporation, or Chiron that grants us an exclusive supply agreement for four vaccines, including hepatitis C. In addition, we have rights to 10 additional Chiron vaccines for use in humans to produce immunotherapeutic products. The agreement may also grant us access to a vaccine adjuvant, MF 59. We will be responsible for all development, manufacturing and worldwide distribution of these products. We may terminate the agreement on a product-by-product basis in which event we shall transfer to Chiron all of our rights with respect to the product as to which the agreement has been terminated. Similarly, Chiron may terminate its obligations to supply immunizing agents to us on a product-by-product basis, in which event Chiron shall grant to us a license of the technology necessary for us to manufacture the applicable immunizing agent and the financial arrangements in the Chiron Agreement with respect to such agent shall continue.

In April 2003, we licensed the worldwide rights to our whole cell vaccine technology for the prevention and treatment of Staphylococcus aureus infections in cattle to Pfizer. Under the license agreement, Pfizer made a non-refundable initial cash payment and will make future cash payments if certain milestones are met. Pfizer will also pay royalties based upon future product sales once regulatory approval to market the veterinary vaccine is obtained.

NOTE 19 COMMITMENTS AND CONTINGENCIES

Under the terms of the Cambrex BioScience contract manufacturing agreement at December 27, 2003, we have a commitment of $7.2 million related to acquiring the right to future commercial manufacturing capacity for StaphVAX.

In February 2003, we entered into an agreement to construct a facility in Boca Raton, Florida to house our laboratory facility and cold storage capacity that is expected to replace our leased facilities in Miami, Florida. This agreement includes a non-cancelable commitment of approximately $0.3 million as of December 27, 2003.

As of December 27, 2003, we had open purchase order commitments of $5.7 million. See lease commitments discussed at Note 16 for other commitments.

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

During 2002, we were named as one of over 40 pharmaceutical and biopharmaceutical defendants in three lawsuits filed in the Superior Court of the State of California; two filed in the County of San Francisco on August 23, 2002 and September 9, 2002 and one filed in the County of Alameda on July 12, 2002. All three cases were removed to United States District Court for the Northern District of California. The cases each involved claims that insurers and consumers of the defendants’ products made overpayments for those products based on an alleged manipulation of Average Wholesale Price, a standard which governs amounts that physicians, hospitals and other providers receive as reimbursement for purchases of the defendants’ products. The plaintiffs sought damages, equitable relief and disgorgement of profits. All three cases were transferred to the United States District Court for the District of Massachusetts for inclusion in the consolidated multi-district litigation, or MDL. We were not a named as a defendant in this proceeding’s Master Consolidated Complaint, nor were we included as a defendant in the Amended Master Consolidated Complaint, which was filed by the MDL plaintiffs in June 2003. The plaintiffs in the three California cases, in which we were named as a defendant have voluntarily dismissed those actions without prejudice in. Because the dismissals are without prejudice, the plaintiffs are entitled to refile the lawsuit at a later date within the applicable statute of limitations period.

We have employment agreements with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the Company.

NOTE 20 INDUSTRY SEGMENT INFORMATION

We manage our operations in two reportable segments, the biopharmaceutical products and antibody products segments. The biopharmaceutical products segment consists of the production and sale of proprietary biopharmaceutical products and research and development efforts for the biopharmaceutical product lines. The write-off of the manufacturing right at Dow of $12.6 million is included in the biopharmaceutical products segment results for the year ended December 27, 2003. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other biopharmaceutical manufacturers and the production and sale of antibody-based control products. The gain from the sale of the majority of the antibody collection business and testing laboratory of $104.2 million is included in operating income for the antibody products segment for the year ended December 29, 2001.

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

Information regarding our operations and assets for the two industry segments is as follows:

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
Sales:
Biopharmaceutical products	$109,459	$89,466	$73,439
Antibody products	67,111	106,500	161,390

	$176,570	$195,966	$234,829

Gross margin:
Biopharmaceutical products	$72,104	$54,764	$51,741
Antibody products	4,725	9,149	18,382

	$76,829	$63,913	$70,123

Operating (loss) income:
Biopharmaceutical products	$(7,934)	$6,732	$12,037
Antibody products	(4,971)	(3,062)	104,974

	$(12,905)	$3,670	$117,011

Depreciation and amortization expense:
Biopharmaceutical products	$11,275	$6,966	$2,282
Antibody products	2,655	2,744	6,477

	$13,930	$9,710	$8,759

Capital expenditures:
Biopharmaceutical products	$3,594	$2,285	$11,269
Antibody products	1,555	2,290	1,783

	$5,149	4,575	$13,052

Assets:
Biopharmaceutical products	$305,745	$159,890
Antibody products	74,406	68,206

	$380,151	$228,096

A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
(Loss) income before income taxes:
Reportable segment operating (loss) income	$(12,905)	$3,670	$117,011
Unallocated interest expense	(1,350)	(2,130)	(2,128)
Unallocated other income and expense, net	818	1,130	1,176

Consolidated (loss) income before income taxes	$(13,437)	$2,670	$116,059

Depreciation and amortization expense:
Reportable segment depreciation and amortization expense	$13,930	$9,710	$8,759
Unallocated corporate depreciation and amortization expense	306	367	732

Consolidated depreciation and amortization expense	$14,236	$10,077	$9,491

Capital expenditures:
Reportable segment capital expenditures	$5,149	$4,575	$13,052
Unallocated corporate capital expenditures	2,901	1,446	—

Consolidated capital expenditures	$8,050	$6,021	$13,052

Assets:
Reportable segment assets	$380,151	$228,096
Unallocated corporate assets	7,150	4,720

Consolidated assets	$387,301	$232,816

Information regarding sales by geographic area for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 and information regarding long-lived assets at December 27, 2003, December 28, 2002 and December 29, 2001 is as follows:

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
Sales:
Domestic	$161,595	$174,291	$190,830
Ex-U.S.	14,975	21,675	43,999

Total	$176,570	$195,966	$234,829

Long-lived assets:
Domestic	$205,340	$119,770	$115,786
Ex-U.S.	—	—	—

Total	$205,340	$119,770	$115,786

Ex-U.S. sales are determined based upon customer location. The majority of our sales are generated from the U.S. Our principal ex-U.S. markets were South Korea, Israel and Canada in 2003. In the years ended December 27, 2003, December 28, 2002 and December 29, 2001, sales to ex-U.S. markets were derived wholly from antibody products.

Sales for the year ended December 27, 2003 included one customer of our antibody products segment, Bayer Corporation, and three customers of our biopharmaceutical product segment, AmerisourceBergen, Cardinal Health, Inc., and McKesson Drug Co. representing 21%, 20%, 19% and 18% of sales, respectively. Sales for the year ended December 28, 2002 included one customer of our antibody products segment, Bayer Corporation and two customers of our biopharmaceutical product segment, Cardinal Health, Inc. and AmerisourceBergen, representing 35%, 15% and 14% of sales, respectively. Sales for the year ended December 29, 2001 included one customer of our biopharmaceutical product segment, Cardinal Health, Inc., representing 10% of sales and two customers of our antibody products segment, Bayer Corporation and Baxter Healthcare, Inc. representing 24% and 19%, of sales, respectively.

NOTE 21 SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended
Dollars in Thousands	December 27, 2003	December 28, 2002	December 29, 2001
Supplemental cash flow information:
Interest paid, net of capitalized interest	$331	$3,677	$2,042

Income taxes (refunded) paid	$(550)	$(1,035)	$4,386

Supplemental non-cash investing and financing activities:
Intangible and other PhosLo assets acquired, net of $61.3 million cash paid	$35,260	$—	$—

Consideration issued in PhosLo product acquisition:
Notes Payable	$26,860	$—	$—

Common Stock	$8,400	$—	$—

Stock options exercised in exchange for common stock	$3,100	$246	$—

NOTE 22 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Dollars in Thousands, Except Per Share Data	Sales	Gross Profit Margin	Net (Loss) Income	Basic (Loss) Earnings Per Share	Diluted (Loss) Earnings Per Share
2003
1st Quarter	$51,511	$16,642	$549	$0.01	$0.01
2nd Quarter	34,649	14,539	(2,999)	(0.08)	(0.08)
3rd Quarter	42,435	20,911	2,193	0.05	0.05
4th Quarter	47,975	24,737	(6,575)	(0.14)	(0.14)

Year 2003	$176,570	$76,829	$(6,832)	$(0.16)	$(0.16)

2002
1st Quarter	$40,969	$14,122	$(661)	$(0.02)	$(0.02)
2nd Quarter	50,802	16,496	821	0.02	0.02
3rd Quarter	46,100	15,499	825	0.02	0.02
4th Quarter	58,095	17,796	1,070	0.03	0.03

Year 2002	$195,966	$63,913	$2,055	$0.05	$0.05

Earnings per share were calculated for each three-month and twelve-month period on a stand-alone basis. The sum of the earnings per share for four quarters may not equal the earnings per share for the twelve months.

The results of the second quarter of 2003 include the impact of a $3.3 million charge related to a retirement agreement entered into with our former Chief Executive Officer, David J. Gury. Refer to Note 17. The results of the fourth quarter of 2003 included the impact of a $12.6 million charge related to the write-off of a manufacturing right asset at Dow. Refer to Note 6.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.	CONTROLS AND PROCEDURES

As of December 27, 2003, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to December 27, 2003

Nabi Biopharmaceuticals

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not already provided in Item 4A will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 27, 2003, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 27, 2003, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 27, 2003, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 27, 2003, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 27, 2003, and such information is incorporated herein by reference.

Nabi Biopharmaceuticals

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

		Page No.
	Report of Independent Certified Public Accountants	50

	Consolidated Balance Sheets at December 27, 2003 and December 28, 2002	51

	Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	52

	Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	53

	Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001	54

	Notes to Consolidated Financial Statements	55

(2)	FINANCIAL STATEMENT SCHEDULES

	Schedule II—Valuation and Qualifying Accounts and Reserves	84

	All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

(3)	EXHIBITS

3.1	Restated Certificate of Incorporation of Nabi (incorporated by reference 3.1 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1995)

3.2	By-Laws of Nabi (incorporated by reference to Exhibit 10 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.4 to Nabi’s Current Report on From 8-K filed on August 21, 1997)

4.2	Rights Agreement dated as of August 1, 1997, as Amended between Nabi and Registrar and Transfer Company (incorporated by reference to Exhibit 10.28 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.3	Agreement of Substitution and Amendment of Rights Agreement dated July 1, 2002 (incorporated by reference to Exhibit 4.4 to Nabi’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.1	1990 Equity Incentive Plan (incorporated by reference to Appendix A to Nabi’s Proxy Statement dated April 22, 1997)

10.2	Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit A to Nabi’s Proxy Statement dated April 26, 1995)

10.3	1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to Nabi’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.4	Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Dr. Robert Naso and Nabi (incorporated by reference to Exhibit 10.26 to Nabi’s Annual Report on From 10-K for the year ended December 30, 2000)

10.5	Change in Control: Executive Compensation Package Agreement dated March 10, 2000 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.29 to Nabi’s Annual Report on From 10-K for the year ended December 30, 2000)

10.6	Nabi 2000 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38864)

10.7	Nabi 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38864)

10.11	Nabi Savings & Retirement Plan (incorporated by reference to Exhibit 4.1 to Nabi’s Registration Statement on Form S-8; Commission File No. 333-38868)

10.12	Change in Control Addendum dated December 11, 2000 between Dr. Robert B. Naso and Nabi (incorporated by reference to Exhibit 10.36 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)

10.13	Change in Control Addendum dated December 11, 2000 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.39 to Nabi’s Annual Report on Form 10-K for the year ended December 30, 2000)

10.14	Employment Agreement dated April 1, 2001 between Thomas H. McLain and Nabi (incorporated by reference to Exhibit 10.42 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.15	Employment Agreement dated April 1, 2001 between Mark L. Smith and Nabi (incorporated by reference to Exhibit 10.43 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.16	Employment Agreement dated August 1, 2001 between Dr. Robert B. Naso and Nabi (incorporated by reference to Exhibit 10.44 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.17	Employment Agreement dated October 1, 2001 between C. Thomas Johns and Nabi (incorporated by reference to Exhibit 10.45 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.18	Employment Agreement dated October 1, 2001 between Gary Siskowski and Nabi (incorporated by reference to Exhibit 10.46 to Nabi’s Annual Report on Form 10-K for the year ended December 29, 2001)

10.19	Change in Control: Executive Compensation Package Agreement dated April 1, 2001 between Thomas H. McLain and Nabi (incorporate by reference to Exhibit 10.49 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002)

10.20	Change in Control: Executive Compensation Package Agreement dated April 1, 2001 between Mark L. Smith and Nabi (incorporate by reference to Exhibit 10.50 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002)

10.21	Indemnification Agreement between Nabi and Mark Smith dated September 11, 2000 (incorporated by reference to Exhibit 10.32 to Nabi’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.22	Indemnification Agreement between Nabi and Mark Smith dated September 11, 2000 (incorporated by reference to Exhibit 10.33 to Nabi’s Annual Report on Form 10-K for the year ended December 28, 2002)

10.23	Development and License Agreement between Nabi Biopharmaceuticals and Pharmacia and Upjohn Company dated as of April 3, 2003 (incorporated by reference to Exhibit 10.1 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

10.24	Loan and Security Agreement by and among Nabi Biopharmaceuticals, the Lenders that are signatories thereto, and Wells Fargo Foothill, Inc., dated as of June 18, 2003 (incorporated by reference to Exhibit 10.2 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

10.25	Letter agreement between Nabi Biopharmaceuticals and David J. Gury dated June 20, 2003 (incorporated by reference to Exhibit 10.1 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

10.26	Asset Purchase Agreement between Nabi Biopharmaceuticals and Braintree Laboratories, Inc. dated as of June 23, 2003 (incorporated by reference to Exhibit 10.3 to Nabi’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

10.27	* Indemnification Agreement between Nabi Biopharmaceuticals and Henrik Rasmussen dated May 16, 2003

10.28	* Indemnification Agreement between Nabi Biopharmaceuticals and Raafat Fahim dated May 16, 2003

10.29	* Change in Control: Executive Compensation Package Agreement dated July 14, 2003 between Henrik Rasmussen and Nabi Biopharmaceuticals

10.30	* Change in Control: Executive Compensation Package Agreement dated July 14, 2003 between Raafat Fahim and Nabi Biopharmaceuticals

23.1	* Consent of Independent Certified Public Accountants

31.1	* Rule 13a-14(a)/15d-14(a) Certification

31.2	* Rule 13a-14(a)/15d-14(a) Certification

32.1	* Section 1350 Certification

*	Filed herewith

(b) REPORTS ON FORM 8-K

On October 7, 2003 we filed a current report on Form 8-K, reporting under Item 7. “Financial Statements. Pro Forma Financial Information and Exhibits.”

On October 7, 2003 we filed a current report on Form 8-K, reporting under Item 7. “Financial Statements. Pro Forma Financial Information and Exhibits.”

On October 9, 2003 we filed a current report on Form 8-K, reporting under Item 5. “Other Information and Regulation FD Disclosure.”

On October 22, 2003 we filed a current report on Form 8-K, reporting under Item 12. “Results of Operations and Financial Condition.”

On December 10, 2003 we filed a current report on Form 8-K, reporting under Item 5. “Other Events.”

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February, 2004.

Nabi Biopharmaceuticals

By:	/s/ Thomas H. McLain

Thomas H. McLain
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas H. McLain Thomas H. McLain	Chief Executive Officer, President and Director	February 27, 2004

/s/ Mark L. Smith Mark L. Smith	Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer	February 27, 2004

/s/ David J. Gury David J. Gury	Chairman of the Board and Director	February 27, 2004

/s/ David L. Castaldi David L. Castaldi	Director	February 27, 2004

/s/ Geoffrey F. Cox Geoffrey F. Cox	Director	February 27, 2004

/s/ George W. Ebright George W. Ebright	Director	February 27, 2004

/s/ Richard A. Harvey, Jr. Richard A. Harvey, Jr.	Director	February 27, 2004

/s/ Linda Jenckes Linda Jenckes	Director	February 27, 2004

/s/ Stephen G. Sudovar Stephen G. Sudovar	Director	February 27, 2004

Nabi Biopharmaceuticals

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions		Deductions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Charged Against Reserve	Balance at End of Period
Year ended December 27, 2003:
Allowance for doubtful accounts	$647	$39	$—	$40	$646
Inventory valuation allowance	4,489	1,044	(7)	307	5,219

Year ended December 28, 2002:
Allowance for doubtful accounts	$962	$751	$19	$1,085	$647
Inventory valuation allowance	4,152	683	(69)	277	4,489

Year ended December 29, 2001:
Allowance for doubtful accounts	$417	$627	$(58)	$24	$962
Deferred tax asset valuation allowance	34,307	—	(34,307)	—	—
Inventory valuation allowance	2,959	3,514	273	2,594	4,152

Exhibit Index

Exhibit No.	Description
10.27	Indemnification Agreement between Nabi Biopharmaceuticals and Henrik Rasmussen dated May 16, 2003

10.28	Indemnification Agreement between Nabi Biopharmaceuticals and Raafat Fahim dated May 16, 2003

10.29	Change in Control: Executive Compensation Package Agreement dated July 14, 2003 between Henrik Rasmussen and Nabi Biopharmaceuticals

10.30	Change in Control: Executive Compensation Package Agreement dated July 14, 2003 between Raafat Fahim and Nabi Biopharmaceuticals

23.1	Consent of Independent Certified Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification