Form 10-Q
period 2004-06-26
NABI  BIOPHARMACEUTICALS
filed 2004-07-28
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at July 27, 2004 was 58,333,378 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	June 26, 2004	December 27, 2003
Assets

Current assets:
Cash and cash equivalents	$117,002	$115,756
Trade accounts receivable, net	45,045	37,062
Inventories, net	22,326	23,483
Prepaid expenses and other current assets	7,658	10,284

Total current assets	192,031	186,585

Property, plant and equipment, net	102,690	101,831

Other assets:
Intangible assets, net	93,313	94,991
Other, net	1,930	3,894

Total assets	$389,964	$387,301

Liabilities and stockholders’ equity

Current liabilities:
Trade accounts payable	$16,429	$10,874
Accrued expenses	31,676	23,956
Current portion of notes payable, PhosLo acquisition, net	8,280	4,226

Total current liabilities	56,385	39,056
Notes payable, PhosLo acquisition, less current portion, net	15,614	23,167
Other liabilities	8,569	5,762

Total liabilities	80,568	67,985
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 and 75,000,000 shares authorized; and, 59,133,213 and 57,772,302 shares issued as of June 26, 2004 and December 27, 2003, respectively	5,913	5,773
Capital in excess of par value	310,320	297,909
Treasury stock, 803,811 and 800,315 shares as of June 26, 2004 and December 27, 2003, respectively, at cost	(5,296)	(5,240)
(Accumulated deficit) retained earnings	(1,542)	20,874
Other accumulated comprehensive income	1	—

Total stockholders’ equity	309,396	319,316

Total liabilities and stockholders’ equity	$389,964	$387,301

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, Except Per Share Data)	For the Three Months Ended		For the Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Sales	$47,992	$34,649	$94,341	$86,160
Costs and expenses:
Costs of products sold	17,339	15,726	37,539	46,680
Royalty expense	6,018	4,384	9,593	8,299

Gross Margin	24,635	14,539	47,209	31,181
Selling, general and administrative expense	14,481	12,698	26,837	22,837
Research and development expense	16,903	5,936	28,331	11,730
Amortization of intangible assets	2,167	87	4,320	168
Other operating expense, principally freight	130	88	193	197

Operating loss	(9,046)	(4,270)	(12,472)	(3,751)
Interest income	347	164	683	370
Interest expense	(318)	(62)	(1,808)	(63)
Other income, net	12	9	10	18

Loss before (provision) benefit for income taxes	(9,005)	(4,159)	(13,587)	(3,426)
(Provision) benefit for income taxes	(8,573)	1,160	(8,830)	976

Net loss	$(17,578)	$(2,999)	$(22,417)	$(2,450)

Basic and diluted loss per share	$(0.30)	$(0.08)	$(0.38)	$(0.06)

Basic and diluted weighted average shares outstanding	58,835	39,138	58,398	39,050

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
(In thousands)	For the Six Months Ended
	June 26, 2004	June 28, 2003
Cash flow from operating activities:
Net loss	$(22,417)	$(2,450)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,569	5,319
Provision for doubtful accounts	378	(3)
Provision for slow moving or obsolete inventory	517	707
Write-off of loan origination fees	539	—
Gain on sale of assets	(119)	—
Non-cash compensation	578	640
Write-off of obsolete fixed assets	146	21
Deferred income taxes	5,052	—
Tax benefit from stock options exercised	3,777	—
Changes in assets and liabilities:
Trade accounts receivable	(8,360)	13,861
Inventories	596	(5,625)
Prepaid expenses and other current assets	2,238	324
Other assets	(31)	(1,027)
Accounts payable and accrued liabilities	12,755	(11,062)

Total adjustments	27,635	3,155

Net cash provided by operating activities	5,218	705

Cash flow from investing activities:
Proceeds from sales of assets	179	—
Capital expenditures	(5,579)	(1,512)
Expenditures for Manufacturing Rights	(2,642)	(2,886)

Net cash used in investing activities	(8,042)	(4,398)

Cash flow from financing activities:
Payment of notes payable, PhosLo acquisition	(4,083)	—
Borrowings under debt agreement	—	10,000
Proceeds from exercise of employee stock options	8,153	567

Net cash provided by financing activities	4,070	10,567

Net increase in cash and cash equivalents	1,246	6,874
Cash and cash equivalents at beginning of period	115,756	51,737

Cash and cash equivalents at end of period	$117,002	$58,611

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 OVERVIEW

We apply our knowledge of the human immune system to develop and commercialize products that address serious, unmet medical needs. Our focus is in the areas of infectious, autoimmune and addictive diseases. In addition to four marketed products (PhosLo®, Nabi-HB®, WinRho SDF® and Aloprim™), we have four products in clinical trials. We expect to file a Marketing Authorization Approval, or MAA, for StaphVAX® in the European Union, or EU, in the fourth quarter of 2004 based on existing clinical data. For U.S. licensure, we have advanced StaphVAX to a confirmatory Phase III clinical trial and anticipate completing enrollment in this trial in the third quarter of 2004. We anticipate filing a Biologics License Application, or BLA, for StaphVAX in the fourth quarter of 2005. StaphVAX is designed to prevent the most dangerous and prevalent strains of Staph aureus bacterial infections, which are a major cause of hospital and community-acquired infections. Staph aureus bacteria are becoming increasingly resistant to antibiotics. Our other products in development are Altastaph™, an antibody based product for prevention and treatment of Staph aureus infections, Civacir™, an antibody based product for preventing hepatitis C re-infection in liver transplant patients and NicVAX™, a vaccine for nicotine addiction. Altastaph and NicVAX are currently in Phase II clinical trials. Civacir has completed a Phase I/II clinical trial. We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB and our investigational antibody products, Altastaph and Civacir, and for contract manufacturing. In addition, we have commenced construction of an internal vaccine manufacturing facility within our Boca Raton, Florida plant for the manufacture of StaphVAX, NicVAX and our other vaccines in pre-clinical development. We are also developing contract manufacturing capacity at Cambrex Bio Science Baltimore, Inc., or Cambrex Bio Science, so that Cambrex Bio Science can manufacture StaphVAX for us. Our supply contract with the manufacturer of Autoplex T ended on May 11, 2004. Future sales of Autoplex T will be limited to inventory on hand at June 26, 2004. We also collect specialty and non-specific antibodies for use in our products and supply pharmaceutical and diagnostic customers our excess production for the subsequent manufacture of their products.

Our corporate headquarters is in Boca Raton, Florida and we maintain our research and development facilities in Rockville, Maryland. We have established wholly owned subsidiaries in Ireland and Luxembourg for the purpose of facilitating the regulatory approval, sales and marketing of our products in Europe.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of June 26, 2004 and December 27, 2003, the consolidated results of our operations for the three and six months ended June 26, 2004 and June 28, 2003 and our cash flows for the six months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability, or an asset, in some circumstances. SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. We do not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS No. 150 did not have an impact on our financial condition, results of operations or cash flows.

Comprehensive Loss: The Company follows SFAS No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other changes in shareholders’ equity. For the three and six months ended June 26, 2004, comprehensive loss included our net loss and the effect of foreign currency translation adjustments. As of June 26, 2004, $1 thousand of foreign currency gain was included on our balance sheet in addition to net loss.

Stock-Based Compensation: On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net loss of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board, or APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We continue to account for stock-based compensation based on the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

The following table summarizes our results as if we had recorded stock-based compensation expense for the three months and six months ended June 26, 2004 and June 28, 2003, respectively, based on the provisions of SFAS No. 123, as amended by SFAS No. 148:

	For the Three Months Ended
(In thousands, except per share amounts)	June 26, 2004	June 28, 2003
Net loss:
As reported	$(17,578)	$(2,999)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	31	300
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,096)	(2,192)

Pro forma	$(18,643)	$(4,891)

Basic and diluted loss per share:
As reported	$(0.30)	$(0.08)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	0.01
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.02)	(0.06)

Pro forma	$(0.32)	$(0.13)

	For the Six Months Ended
(In thousands, except per share amounts)	June 26, 2004	June 28, 2003
Net loss:
As reported	$(22,417)	$(2,450)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	128	300
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,194)	(2,952)

Pro forma	$(24,483)	$(5,102)

Basic and diluted loss per share:
As reported	$(0.38)	$(0.06)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	0.01
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.04)	(0.08)

Pro forma	$(0.42)	$(0.13)

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(In thousands)	June 26, 2004	December 27, 2003
Finished goods	$15,028	$12,746
Work in process	6,424	9,955
Raw materials	874	782

Total	$22,326	$23,483

Work in process inventory includes $1.9 million of inventory related to StaphVAX that is not yet FDA approved.

NOTE 4 LOSS PER SHARE

Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

A total of 2,404,981 and 1,056,146 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended June 26, 2004 and June 28, 2003, respectively, because their inclusion would be anti-dilutive. In addition, a total of 2,453,736 and 903,309 common stock equivalents have been excluded from the calculation of net loss per share in the six months ended June 26, 2004 and June 28, 2003, respectively, because their inclusion would be anti-dilutive

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Sales:
Biopharmaceutical products	$36,296	$21,993	$70,231	$44,653
Antibody products	11,696	12,656	24,110	41,507

Total	$47,992	$34,649	$94,341	$86,160

Gross Margin:
Biopharmaceutical products	$23,199	$12,885	$44,758	$28,352
Antibody products	1,436	1,654	2,451	2,829

Total	$24,635	$14,539	$47,209	$31,181

Operating (loss) income:
Biopharmaceutical products	$(8,593)	$(2,411)	$(11,050)	$325
Antibody products	(453)	(1,859)	(1,422)	(4,076)

Total	$(9,046)	$(4,270)	$(12,472)	$(3,751)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Operating loss:
U.S.	$(8,077)	$(4,270)	$(11,262)	$(3,751)
Ex-U.S.	(969)	—	(1,210)	—

Total	$(9,046)	$(4,270)	$(12,472)	$(3,751)

The loss generated ex-U.S. results from our initial commercialization activities to expand our biopharmaceutical products business to the EU, and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss to loss before (provision) benefit for income taxes:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Reportable segment operating loss	$(9,046)	$(4,270)	$(12,472)	$(3,751)
Unallocated interest income	347	164	683	370
Unallocated interest expense	(318)	(62)	(1,808)	(63)
Unallocated other income, net	12	9	10	18

Loss before (provision) benefit for income taxes	$(9,005)	$(4,159)	$(13,587)	$(3,426)

NOTE 6 STOCK OPTIONS AND WARRANTS

The following table summarizes the stock option activity under our 2004 Stock Plan for Non-Employee Directors, our 2000 Equity Incentive Plan and our 1998 Non-Qualified Employee Stock Option Plan for the six months ended June 26, 2004 and the year ended December 27, 2003.

	Options	Exercise Price per Share	Weighted Average Exercise Price
	In thousands
Balance at December 28, 2002	7,991	$1.63 - $ 13.75	$6.51
Granted	1,937	5.09 - 11.25	6.00
Exercised	(1,808)	1.63 - 11.13	4.46
Canceled	(1,003)	2.88 - 13.75	8.22

Balance at December 27, 2003	7,117	2.63 - 13.75	6.68
Granted	1,806	13.13 - 17.15	15.02
Exercised	(1,284)	2.69 - 13.75	6.36
Canceled	(98)	4.69 - 14.85	8.28

Balance at June 26, 2004	7,541	$2.69 - $17.15	$8.72

	Outstanding			Exercisable
Exercise Price Range	Options (In thousands)	Average Years Remaining	Average Exercise Price	Options (In thousands)	Average Exercise Price
$ 2.63 - $ 4.25	620	4.3	$3.08	618	$3.07
$ 4.35 - $ 7.61	3,673	6.9	5.99	2,484	6.10
$ 8.00 - $11.25	1,240	6.6	9.62	788	9.76
$ 13.13 - $17.15	2,008	8.8	14.88	232	13.82

Total	7,541			4,122

On April 15, 2004, the holder of a warrant to purchase 133,333 shares of our common stock at $7.50 per share exercised the warrant using the net exercise provision of the warrant. As a result of the net exercise, we issued 74,070 shares of our common stock to the holder of the warrant. The warrant had been issued in conjunction with the private placement of common stock in 2000 from which we realized $9.3 million, net of issuance costs. As of June 26, 2004, we had no outstanding warrants to purchase our common stock.

NOTE 7 TREASURY STOCK

In separate transactions on April 5, 2004, June 19, 2003 and February 24, 2003, a former officer of the Company exercised stock options for 6,250, 355,735 and 67,627 shares of our common stock, respectively. In addition, on May 6, 2003, a member of our Board of Directors exercised stock options for 4,500 shares of our common stock. The purchases were paid for by delivery of 3,496 shares of common stock, 190,683 shares of common stock, 38,358 shares of common stock and 2,371 shares of common stock, respectively, valued at $0.1 million, $1.4 million, $0.2 million and $16 thousand for the respective transactions. In each of the transactions, the former officer and the member of our Board of Directors had acquired the shares delivered more than six months earlier. These shares have been accounted for as treasury stock.

On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. During the first six months of 2004 and 2003 we did not purchase any shares of our common stock under this program. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

NOTE 8 INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(In thousands)	June 26, 2004	December 27, 2003
PhosLo related:
Trademark/tradename	$1,423	$1,423
Tablet patent	11,381	11,381
Gelcap patent	80,680	80,680
Customer relationships	2,337	2,337
Covenant not to compete	508	508
Manufacturing Right - Cambrex	2,966	323
Other intangible assets	3,639	3,639

Total intangible assets	102,934	100,291
Less accumulated amortization	(9,621)	(5,300)

Total	$93,313	$94,991

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

The estimated remaining useful lives of the PhosLo related intangible assets are as follows:

Estimated Remaining Useful Life
PhosLo Intangibles:
Trademark/tradename	16.8 years
Tablet patent	2.8 years
Gelcap patent	16.8 years
Customer relationships	4.1 years
Covenant not to compete	14.1 years

In October 2003, we entered into a contract manufacturing agreement with Cambrex Bio Science to acquire the right to commercial manufacturing capacity for StaphVAX. Vaccine manufactured at Cambrex Bio Science will be used to support our MAA for StaphVAX in the EU that we expect to file by the end of 2004. During the six months ended June 26, 2004, we capitalized as a manufacturing right $2.6 million of costs paid to Cambrex to ready its facility to manufacture StaphVAX in future periods.

NOTE 9 RELATED PARTY TRANSACTIONS

In October 2001, we engaged Stonebridge Associates, LLC, or Stonebridge, an investment bank, the president of which is a member of our Board of Directors, to provide financial advisory services in connection with our review and implementation of a corporate expansion strategy. The agreement, as amended in October 2002, provided for a monthly retainer of $30 thousand plus hourly charges. If the engagement resulted in transactions by us involving aggregate consideration paid in excess of a specified level, Stonebridge would receive additional fees based upon the consideration paid. Stonebridge acted as our financial adviser in connection with our acquisition of the worldwide rights to PhosLo in August 2003 and received a fee of approximately $0.3 million for its services upon consummation of this transaction. See Note 10. We believe that the terms of the engagement of Stonebridge were no less favorable to us than would have been obtained from an unrelated party. Upon successful completion of the PhosLo transaction, we concluded our agreement with Stonebridge, although we continue to be obligated to pay Stonebridge a fee under certain circumstances. We did not incur any fees to Stonebridge in the six months ended June 26, 2004.

NOTE 10 PRODUCT ACQUISITION

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. PhosLo is currently approved in the U.S. for the control of elevated blood phosphate levels, or hyperphosphatemia, in patients with end-stage kidney (renal) failure. Under the terms of the agreement, we acquired the worldwide rights to PhosLo for payment of $60.3 million in cash, issuance of 1.5 million shares of our common stock at the closing date valued at $8.4 million and the payment of $30.0 million in cash over the period ending March 1, 2007. In addition, we paid total professional fees and closing costs of $0.9 million in connection with the acquisition. The discounted value of the future payment obligation on June 26, 2004 was $23.9 million and has been reported as Notes Payable, PhosLo acquisition, net. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement. Braintree will continue to manufacture the product for us under a long-term manufacturing agreement. Stonebridge, an investment banking firm, the president of which is a member of our Board of Directors, acted as our financial adviser in connection with the acquisition of PhosLo and received a fee of approximately $0.3 million for its services upon consummation of this transaction. See Note 9.

The following table reconciles the notes payable related to the acquisition of PhosLo:

In thousands	June 26, 2004	December 27, 2003
Notes payable, PhosLo acquisition, net: Notes payable, PhosLo acquisition	$23,894	$27,393
Less: Current maturities	(8,280)	(4,226)

Notes payable, PhosLo acquisition long-term	$15,614	$23,167

NOTE 11 CONTINGENT LIABILITIES, LEGAL PROCEEDINGS AND CAPITAL COMMITMENTS

In May 2004 we entered into an agreement to construct commercial scale vaccine manufacturing facility in available space within our Boca Raton, Florida manufacturing plant. Under the terms of the agreement, we have a remaining commitment of $13.3 million as of June 26, 2004. As of June 26, 2004, we have incurred $1.9 million to construct this vaccine manufacturing facility.

In October 2003, we entered into an agreement to have StaphVAX manufactured for us at Cambrex Bio Science for up to ten years. Under the terms of the agreement we have a remaining commitment to pay

$1.5 million at June 26, 2004, including costs to acquire the right to future commercial manufacturing capacity for StaphVAX and activities related to the transfer of the StaphVAX manufacturing process to Cambrex Bio Science. Through June 26, 2004, we had incurred $8.2 million under this agreement, of which $3.0 million has been recorded as acquisition of a Manufacturing Right asset. See Note 8.

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

NOTE 12 CREDIT FACILITY

On March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company. The credit agreement had an original term through June 2006. As a result of terminating the credit agreement we incurred an early termination penalty of $0.6 million that has been included in interest expense in the accompanying statement of operations for the six-month period ended June 26, 2004. By terminating the credit agreement we are avoiding unused credit fees and other credit charges that would have been incurred during the remaining term of the agreement through June 2006. In addition, included in interest expense in the accompanying statement of operations for the six-month period ended June 26, 2004, is the write-off of previously capitalized loan origination fees of approximately $0.5 million recorded at the time of entering into the credit agreement.

NOTE 13 INCOME TAXES

During the second quarter of 2004, as part of our planned expansion into European markets, we entered into an agreement to license StaphVAX and PhosLo product rights in the EU to a Nabi Biopharmaceuticals subsidiary. The value of the licenses was either developed by us through our research and development activities to date or acquired by us in a product acquisition. In recognition of the value of the product rights developed and acquired by us, we will realize a gain of approximately $55 million in the U.S. for income tax purposes in 2004 and expect to generate future license use fees based on net sales following product licensure in the EU. For the quarter and six-month periods ended June 26, 2004, we have recorded income tax expense of $8.6 million and $8.8 million, respectively, as a result of this taxable gain. Although on a generally accepted accounting principle basis we reported a consolidated operating loss during the quarter and six month period ended June 26, 2004 and anticipate reporting a loss for the remainder of the year, we nevertheless expect to incur income tax expense due to this taxable gain.

Deferred tax assets (liabilities) are comprised of the following:

In thousands	June 26, 2004	December 27, 2003
Deferred tax assets:
Net operating loss carryforwards	$3,766	$8,663
Capitalized research and development	315	724
Research and development tax credit	10,867	10,754
Inventory reserve and capitalization	2,565	2,424
Amortization	2,606	1,751
Bad debt reserve	209	239
Depreciation	1,296	1,296
Alternative minimum tax credit	900	900
Deferred income	5	5
Accrued retirement	1,047	1,477
Other	761	880

Deferred tax assets	24,337	29,113

Deferred tax liabilities:
Depreciation	(16,950)	(17,511)
Other	(4,794)	(3,957)

Deferred tax liabilities	(21,744)	(21,468)

Net deferred tax assets	$2,593	$7,645

The above reduction of deferred tax assets from net operating loss carryforwards is due to the use of such assets to offset the gain from the license of intangible assets to our subsidiary in June 2004.

We have net operating loss carryforwards of approximately $6.8 million that expire at various dates through 2023. All of the net operating loss carryforwards are related to the exercise of employee stock options, and we will record a tax benefit of approximately $2.5 million through capital in excess of par value in future periods if such net operating loss carryforwards are realized.

We have research and development tax credit carryforwards of $11.0 such million that expire in varying amounts through 2023. We have alternative minimum tax credit carryforwards of $0.9 million that are available to offset future regular tax liabilities, and do not expire.

NOTE 14 SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
(In thousands)	June 26, 2004	June 28, 2003
Interest paid	$611	$3

Income taxes paid (refunded)	$72	$(441)

Supplemental non-cash financing and investing activities:
Warrants exercised in exchange for common stock	$1,000	—

Stock options exercised in exchange for common stock	$101	$1,629

NOTE 15 SUBSEQUENT EVENT

In a transaction dated June 29, 2004, we exercised our right under our distribution agreement to acquire Aloprim from DSM Pharmaceuticals, Inc., or DSM. We paid a total of $1.0 million for the acquisition of Aloprim. Under terms of the agreement we paid approximately $0.8 million for the Aloprim product license at the closing of the purchase. We had previously paid $0.2 million in the fourth quarter of 2003. As a result of acquiring the Aloprim product license, future product royalties will be reduced to 15% of net sales for five years. Previously, we were obligated to share net profits, as defined, equally with DSM from net sales of Aloprim up to $4.0 million and to pay DSM 40% of net profits from net sales in excess of $4.0 million. In conjunction with acquiring Aloprim, we entered into a manufacturing agreement with DSM for DSM to continue to supply product to us for a term of up to five years.

On July 15, 2004, we were informed by Cangene Corporation that it will not renew the WinRho SDF license and distribution agreement with us at its expiration in March 2005. We will continue to distribute WinRho SDF exclusively in the U.S. through March 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended June 26, 2004 and June 28, 2003. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	June 26, 2004		June 28, 2003
Biopharmaceutical products:
-PhosLo	$7,793	16.2%	$—	—%
-Nabi-HB	9,916	20.7	7,139	20.6
-WinRho SDF	17,280	36.0	12,792	36.9
-Other biopharmaceuticals	1,307	2.7	2,062	6.0

Biopharmaceutical subtotal	36,296	75.6	21,993	63.5

Antibody products:
-Non-specific antibodies	4,948	10.3	6,261	18.1
-Specialty antibodies	6,748	14.1	6,395	18.4

Antibody subtotal	11,696	24.4	12,656	36.5

Total	$47,992	100.0%	$34,649	100.0%

	For the Six Months Ended
(In thousands, except percentages)	June 26, 2004		June 28, 2003
Biopharmaceutical products:
-PhosLo	$19,130	20.3%	$—	—%
-Nabi-HB	21,134	22.4	17,403	20.2
-WinRho SDF	26,602	28.1	24,112	28.0
-Other biopharmaceuticals	3,365	3.6	3,138	3.6

Biopharmaceutical subtotal	70,231	74.4	44,653	51.8

Antibody products:
-Non-specific antibodies	11,091	11.8	29,029	33.7
-Specialty antibodies	13,019	13.8	12,478	14.5

Antibody subtotal	24,110	25.6	41,507	48.2

Total	$94,341	100.0%	$86,160	100.0%

FOR THE THREE MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

Sales. Total sales for the second quarter of 2004 were $48.0 million compared to $34.6 million for the second quarter of 2003, an increase of 39%.

Biopharmaceutical sales were a record level of $36.3 million in the second quarter of 2004 compared to $22.0 million for the second quarter of 2003, an increase of 65%.

PhosLo® (calcium acetate). For the second quarter of 2004 sales of PhosLo were $7.8 million. Because we acquired PhosLo in August 2003, there were no PhosLo sales for the comparable period in 2003. Based on our review of third party generated patient prescription and wholesaler inventory data for PhosLo, we believe that prescriptions of PhosLo continue to increase relative to the competing therapy for hyperphosphatemia, or elevated blood phosphate levels, in end-stage renal disease patients. Based on increasing demand for PhosLo Gelcap and Tablet formulations, inventory levels of PhosLo at our leading wholesaler customers have decreased by approximately one month since the end of the first quarter. Sales of PhosLo also benefited from a price increase that went into effect in January 2004.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB increased 39% compared to the second quarter of 2003. Sales of Nabi-HB are closely correlated with the number of hepatitis B liver transplants in the U.S. Internally generated data indicates that in the year-to-date period ended May 2004, the most recent data available, liver transplants for hepatitis B patients have increased from the corresponding period in 2003. Our unit sales of Nabi-HB to date in 2004 are in line with the year-to-date increase in liver transplants for hepatitis B patients. In addition, sales of Nabi-HB have benefited from increased pricing that went into effect at the beginning of the year.

WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Sales of WinRho SDF increased 35% as compared to the second quarter of 2003. Based on internally generated patient use data, we believe year-to-date 2004 patient demand for WinRho SDF has remained essentially even with 2003 levels. Sales were below patient demand in the first quarter of 2004 as our customers reduced inventories. Year-to-date 2004 unit sales of WinRho SDF are approximately equal to 2003 levels. Sales of WinRho SDF have benefited from a price increase and a new contracting strategy that went into effect in January 2004. Our right to distribute WinRho SDF will end in March 2005.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim™ [(Allopurinol sodium) for injection] and contract manufacturing revenue. Sales of Aloprim in the second quarter of 2003 benefited from receipt of product to fill back orders. As a result, sales of Aloprim were lower in the second quarter of 2004 compared to the second quarter of 2003. Our supply contract with the manufacturer of Autoplex T (Anti-Inhibitor Coagulant Complex, Heat Treated) ended on May 11, 2004. Future sales of Autoplex T will be limited to sales from existing inventories. We are working with physicians to ensure an orderly transition of patients from Autoplex T to alternative treatments. As a result, our sales of this product will end once our existing inventories have been exhausted or patients have been successfully transitioned to an alternative therapy.

Total antibody sales for the second quarter of 2004 were $11.7 million compared to $12.7 million for the second quarter of 2003.

Non-specific antibody sales. Sales of non-specific antibodies for the second quarter of 2004 were $4.9 million compared to $6.3 million for the second quarter of 2003. The decrease in non-specific antibodies reflects lower production levels of non-specific antibodies.

Specialty antibody sales. Specialty antibody sales were $6.7 million in the second quarter of 2004 compared to $6.4 million in the second quarter of 2003, primarily reflecting increased sales of rabies antibodies offset by lower sales of tetanus antibodies. We have a contractual commitment to supply substantial quantities of RhoD antibodies at a low margin through 2004 to the purchaser of the majority of our antibody collection and laboratory testing business. This commitment limits our ability to sell these antibodies to other customers.

Gross margin. Gross margin for the second quarter of 2004 was $24.6 million, or 51% of sales, compared to $14.5 million, or 42% of sales, for the second quarter of 2003. The increase in gross margin for the second quarter of 2004 is primarily the result of increased sales of our higher margin biopharmaceutical products, principally PhosLo, Nabi-HB and WinRho SDF. Gross margin for each of the second quarters of 2004 and 2003 further benefited from non-performance penalty payments from the manufacturer of Autoplex T of $0.5 million and $1.8 million, respectively. The second quarter of 2004 is the final quarter we will receive a non-performance penalty from the manufacturer of Autoplex T as a result of the conclusion of our supply contract on May 11, 2004. In addition, during the second quarter of 2004 gross margin included excess plant capacity expense of $1.6 million reflecting the level of utilization of our Boca Raton, Florida manufacturing plant in the quarter. This compares to $1.8 million of excess plant capacity expense in the second quarter of 2003.

Royalty expense for the second quarter of 2004 was $6.0 million, or 17% of biopharmaceutical sales, compared to $4.4 million, or 20% of biopharmaceutical sales, for the second quarter of 2003. Although total royalty expense increased over 2003, due to higher sales of WinRho SDF, royalty expense as a percentage of biopharmaceutical sales decreased reflecting the increase in total biopharmaceutical sales, primarily sales of PhosLo for which we pay no royalties, during the second quarter of 2004.

Selling, general and administrative expense. Selling, general and administrative expenses were $14.5 million for the second quarter of 2004 compared to $12.7 million for the second quarter of 2003. Increased selling, general and administrative expenses were primarily related to selling and marketing expense for PhosLo that we acquired in August 2003, and initial commercialization activities in Europe. Selling, general and administrative expense in the second quarter of 2003 included a $3.3 million charge related to the retirement of our former chief executive officer.

Research and development expense. Research and development expense was $16.9 million for the second quarter of 2004 compared to $5.9 million for the second quarter of 2003, an almost threefold increase. Consistent with the strategic focus of our research and development activities, 74% of research and development expense in the second quarter of 2004 was to support activity under our Gram-positive infections program. Clinical trial expense for the confirmatory Phase III clinical trial of StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) initiated in late September 2003 increased substantially during the second quarter of 2004 as enrollment in the trial increased. There were no Phase III clinical trial costs in the second quarter of 2003. Enrollment in this trial is expected to be completed in the third quarter of 2004 and the trial is expected to be completed in the third quarter of 2005. In June 2004, we initiated an immunogenicity trial of StaphVAX in cardiovascular surgery patients as part of our strategy to broaden the potential patient population who would benefit from StaphVAX. The goal of this trial is to provide evidence that a vaccine against Staph aureus bacterial infections can raise high levels of antibodies capable of providing protection in patients at-risk for these infections. Also under the StaphVAX program, we incurred expenses related to establishing commercial scale manufacture of StaphVAX Cambrex Bio Science Baltimore Inc., or Cambrex Bio Science, and the manufacture of StaphVAX consistency lots at Cambrex Bio Science’s site. These expenses will continue for the remainder of 2004.

During the second quarter of 2004, we also incurred costs from an ongoing Phase II clinical trial of Altastaph™ [Staphylococcus aureus Immune Globulin (Human)] being conducted under an agreement with Duke University, in approximately 200 very low birth weight newborns. During the second quarter of 2003, we incurred costs from this trial, although at a lower level. We expect to report results from this trial in the second half of 2004.

In addition, we continued to incur costs from an ongoing Phase II clinical trial of NicVAX™ (Nicotine Conjugate Vaccine) in smokers in the U.S. is currently underway and fully enrolled. During the second quarter of 2003, we also incurred costs from this trial, although at a lower level. We expect to report results from this trial in the second half of 2004.

During the second quarter of 2004, we initiated a Phase IV clinical trial in support of PhosLo entitled the PRECISE study, which will continue through 2005. Cardiac health problems are a major cause of death in kidney disease patients. Training and education recommendations issued by the American Society of Nephrology in their NEPHSAP publication during the first quarter of 2004 clearly focus on three factors for the benefit of the patient’s cardiac health: the control of serum phosphate, calcium phosphate product and lipid levels in the blood. Because of these recommendations, we initiated the PRECISE study to evaluate the use of PhosLo with a lipid-lowering agent to optimize cardiac health by successfully managing all three of these factors. Preliminary data evaluating serum levels is expected to be available later this year. Data evaluating arterial calcification using electron beam computer tomography, or EBCT, is expected in 2005. In addition, in line with the recommendations in the Kidney Disease Outcomes Quality Initiative, or K/DOQI, guidelines issued by the National Kidney Foundation that pre-dialysis chronic kidney disease, or CKD, patients may benefit from phosphate binder therapy, we expect to initiate a study using PhosLo in CKD patients in the second half of 2004.

Research and development activities in the second quarter of 2004 included costs to prepare materials for submitting MAAs for PhosLo and Nabi-HB Intravenous to European authorities in 2004. The MAA for Nabi-HB Intravenous was submitted to the Paul Erlich Institute in Germany on June 24, 2004, and has been accepted for review. This submission was filed through the Mutual Recognition Procedure, which targets initial approval in one country. Once approved in Germany, the dossier can then be used to seek approval in additional countries selected by us within the European Union, or EU, on a shortened timeline. In addition, this filing was constructed in the Central Technical Document format, an international format that can be used in submissions to many additional countries worldwide without major modifications. The MAA for PhosLo is expected to be submitted to European authorities in the second half of 2004.

As a result of the activities described above, research and development expense for fiscal 2004 will increase from fiscal 2003.

Amortization of intangible assets. Amortization expense was $2.2 million for the second quarter of 2004 compared to $0.1 million for the second quarter of 2003. The increase in 2004 is due to amortization of the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the second quarter of 2004 was $0.3 million compared to $0.2 million for the comparable period of 2003. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The increase in interest income reflects additional cash and cash equivalents available for investment.

Interest expense. Interest expense for the second quarter of 2004 was $0.3 million compared to $0.1 million of interest expense reported for the second quarter of 2003. Interest expense was primarily the result of amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo in August 2003.

Other factors. The provision for income taxes was $8.6 million for the second quarter of 2004, compared to a benefit of $1.2 million for the second quarter of 2003. As a result of licensing the right to market StaphVAX and PhosLo in the EU to our ex-U.S. subsidiary and in recognition of the value of the product rights developed and acquired by us, we realized a gain for U.S. tax reporting purposes of approximately $55 million. Although we recognized a consolidated operating loss on a generally accepted accounting principle, or GAAP, basis during the current quarter and anticipate reporting a similar loss for the full year, we nevertheless expect to incur income tax expense due to the U.S. taxable gain arising from licenses of these product rights to our non-U.S. subsidiary. We anticipate realizing deferred tax assets related to net operating loss carryforwards incurred in prior periods to offset cash payments for the reported U.S. taxable gain in 2004.

FOR THE SIX MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

Sales. Total sales for the first six months of 2004 were $94.3 million compared to $86.2 million for the first six months of 2003, an increase of 9%.

Biopharmaceutical sales were $70.2 million for the first six months of 2004 compared to $44.7 million for the first six months of 2003, an increase of 57%.

PhosLo. Sales of PhosLo for the first six months of 2004 were $19.1 million. Because we acquired PhosLo in August 2003, there were no PhosLo sales for the comparable period in August 2003. Sales of PhosLo benefited from increased capacity for the manufacture of PhosLo Gelcaps that came on line in the first six months of 2004 that allowed us to meet customer demand for this formulation. Based on our review of third party generated patient prescription and wholesaler inventory data for PhosLo, we believe that prescriptions of PhosLo continue to increase relative to the competing therapy for hyperphosphatemia in end-stage renal disease patients. Sales of PhosLo also benefited from a price increase that went into effect in January 2004.

Nabi-HB. Sales of Nabi-HB increased 21% compared to the first six months of 2003. Sales of Nabi-HB benefited from an initial buy-in of product from a new contract entered into during the first quarter of 2004 with Novation LLC, or Novation. Under the terms of the agreement, we will supply finished Nabi-HB product to Novation for distribution through their Novaplus® Private Label Program. Sales of Nabi-HB are closely correlated with the number of hepatitis B liver transplants in the U.S. Internally generated data indicates that liver transplants for hepatitis B patients in the year to date period ended May 2004 have increased from the corresponding period in 2003. In line with year-to-date increases in liver transplants for hepatitis B patients, customers have increased. In addition, sales of Nabi-HB in 2004 have benefited from increased pricing that went into effect at the beginning of the year.

WinRho SDF. Sales of WinRho SDF increased 10% as compared to the first six months of 2003. Based on internally generated estimates, we believe patient demand for WinRho SDF the first six months of 2004 has remained essentially even with 2003 levels. Increased sales of WinRho SDF for the first six months of 2004 fully reflect the benefit of a price increase and a new contracting strategy that went into effect in January 2004. Our right to distribute WinRho SDF will end in March 2005.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim and Autoplex T and contract manufacturing. Sales of Aloprim were consistent in the first six months of each of 2004 and 2003. Our contract with the manufacturer of Autoplex ended on May 11, 2004. Future sales of Autoplex T will be limited to sales from existing inventories. We are working with physicians treating Autoplex T patients to ensure an orderly transition of patients from Autoplex T to alternative treatments. As a result, our sales of this product will end once our existing inventories have been exhausted or patients have been successfully transitioned to an alternative therapy.

Total antibody sales for the first six months of 2004 were $24.1 million compared to $41.5 million for the first six months of 2003.

Non-specific antibody sales. Sales of non-specific antibodies for the first six months of 2004 were $11.1 million compared to $29.0 million for the first six months of 2003. Non-specific antibody sales decreased due to the impact of completing our obligations in April 2003 under a single contract retained by us following the sale of the majority of our antibody collection business and testing laboratory in September 2001. The purchaser of the majority of the antibody collection business and testing laboratory supplied us with non-specific antibodies to fulfill this obligation at the selling price under this contract. As a result, we did not record any margin under this contract. We reported sales under this arrangement because we retained the risk of credit loss associated with this customer. There were no such non-specific antibody sales in the first six months of 2004 and $18.5 million in the first six months of 2003. Non-specific antibody sales from our antibody collection centers were $11.1 million in the first six months of 2004 compared to $10.5 million in the first six months of 2003 reflecting increased production levels and unit sales in the first six months of 2004.

Specialty antibody sales. Specialty antibody sales were $13.0 million in the first six months of 2004 compared to $12.5 million in the first six months of 2003, primarily reflecting increased sales of rabies antibodies partially offset by decreased tetanus antibody sales. We have a contractual commitment to supply substantial quantities of RhoD antibodies at a low margin through 2004 to the purchaser of the majority of our antibody collection and laboratory testing business. This commitment limits our ability to sell these antibodies to other customers.

Gross margin. Gross margin for the first six months of 2004 was $47.2 million, or 50% of sales compared to $31.2 million, or 36% of sales for the first six months of 2003. The increase in gross margin for the first six months of 2004 is principally the result of the increased sales of our higher margin biopharmaceutical products, primarily sales of PhosLo and Nabi-HB. Gross margin for each of the first six months of 2004 and 2003 further benefited from non-performance penalty payments from the manufacturer of Autoplex T of $2.0 million and $4.3 million, respectively. The second quarter of 2004 is the final quarter in which we will receive a non-performance penalty from the manufacturer of Autoplex T as a result of the conclusion of our supply contract on May 11, 2004. In addition, during the first six months of 2004, gross margin included excess plant capacity expense of $5.1 million resulting from decreased utilization of our Boca Raton, Florida manufacturing plant in the first six months of 2004, compared to $1.8 million excess capacity expense for the first six months of 2003. The increase in excess capacity was expected as the manufacturing plant underwent minor modifications to comply with European Union, or EU, regulations in the first quarter of 2004, limiting manufacturing activities in that period.

Royalty expense for the first six months of 2004 was $9.6 million, or 14% of biopharmaceutical sales, compared to $8.3 million, or 19% of biopharmaceutical sales, for the first six months of 2003. The decrease in royalty expense as a percentage of biopharmaceutical sales primarily reflects the increase in total biopharmaceutical sales, primarily sales of PhosLo for which we pay no royalties, during the first six months of 2004.

Selling, general and administrative expense. Selling, general and administrative expenses were $26.8 million for the first six months of 2004 compared to $22.8 million for the first six months of 2003. Increased selling, general and administrative expenses were primarily related to selling and marketing expense for PhosLo that we acquired in August 2003 and initial commercialization activities in Europe. Selling, general and administrative expenses in the first six months of 2003 included a $3.3 million expense related to the retirement of our former chief executive officer.

Research and development expense. Research and development expense was $28.3 million for the first six months of 2004 compared to $11.7 million for the first six months of 2003. Consistent with the strategic focus of our research and development activities, 76% of research and development expense in the first six months of 2004 was incurred to support activity under our Gram-positive infections program. Clinical trial expense for the confirmatory Phase III clinical trial of StaphVAX initiated in late September 2003 increased substantially during the second quarter of 2004 as enrollment in the trial increased. There were no Phase III clinical trial costs in the first six months of 2003. Enrollment in this trial is expected to be completed in the third quarter of 2004 and the trial is expected to be completed in the third quarter of 2005. In June 2004 we initiated an immunogenicity trial of StaphVAX in cardiovascular surgery patients as part of our strategy to broaden the potential patient population who would benefit from StaphVAX. The goal of this trial is to provide evidence that a vaccine against Staph aureus bacterial infections can raise high levels of antibodies capable of providing protection in patients at-risk for these infections. Patients are put at-risk for developing staph infections as a complication of being hospitalized or treated in medical facilities such as nursing homes and dialysis centers. Also under the StaphVAX program, we incurred expenses related to establishing commercial scale manufacture of StaphVAX Cambrex Bio Science and the manufacture of StaphVAX consistency lots at Cambrex Bio Science’s site. These expenses will continue for the remainder of 2004.

During the second quarter of 2004, we also incurred costs from an ongoing Phase II clinical trial of Altastaph being conducted under an agreement with Duke University in approximately 200 very low birth weight newborns. During the first six months of 2003, we incurred costs from this trial, although at a lower level. We expect to report results from this trial in the second half of 2004.

In addition, we continued to incur costs from an ongoing Phase II clinical trial of NicVAX in smokers in the U.S. We also incurred costs during the first six months of 2003 from this trial, although at a lower level. We expect to report results from this trial in the second half of 2004. This clinical trial has been substantially funded by our grant from the National Institute of Drug Abuse.

During the second quarter of 2004 we initiated a Phase IV clinical trial in support of PhosLo, titled the PRECISE study, which will continue through 2005. Cardiac health problems are a major cause of death in kidney disease patients. Training and education recommendations issued by the American Society of Nephrology in their NEPHSAP publication during the first quarter of 2004 clearly focuses on three factors for the benefit of the patient’s cardiac health: the control of serum phosphate, calcium phosphate product and lipid levels in the blood. Because of these recommendations, we initiated the PRECISE study to evaluate the use of PhosLo with a lipid-lowering agent to optimize cardiac health by successfully managing all three of these factors. Preliminary data evaluating serum levels is expected to be available later this year. Data evaluating arterial calcification using electron beam computer tomography, or EBCT, is expected in 2005. In addition, in line with the recommendations in the K/DOQI guidelines issued by the National Kidney Foundation that pre-dialysis chronic kidney disease, CKD patients may benefit from phosphate binder therapy, we expect to initiate a study using PhosLo in CKD patients in the second half of 2004.

Research and development activities in the first six months of 2004 further included costs to support our Nabi-HB Intravenous Biologics License Application filed with the FDA and preparation of materials for submitting MAA’s for PhosLo and Nabi-HB to European authorities in 2004. The MAA for Nabi-HB Intravenous was submitted to the Paul Erlich Institute in Germany on June 24, 2004 and has been accepted for review. This submission was filed through the Mutual Recognition Procedure, which targets initial approval in one country. Once approved in Germany, the dossier can then be used to seek approval in additional countries selected by us within the EU on a shortened timeline. In addition, this filing was constructed in the Central Technical Document format, an international format that can be used in submissions to many additional countries worldwide without major modifications. The MAA for PhosLo is expected to be submitted to European authorities in the second half of 2004.

As a result of the activities described above, research and development expense for fiscal 2004 will increase from fiscal 2003.

Amortization of intangible assets. Amortization expense was $4.3 million for the first six months of 2004 compared to $0.2 million for the first six months of 2003. The increase in 2004 is due to amortization of the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the first six months of 2004 was $0.7 million compared to $0.4 million for the comparable period of 2003. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The increase in interest income reflects additional cash and cash equivalents available for investment.

Interest expense. Interest expense for the first six months of 2004 was $1.8 million compared to $0.1 million of interest expense reported for the first six months of 2003. Effective March 26, 2004 we terminated our credit agreement with Wells Fargo Foothill, Inc. in order to avoid future costs for unused credit fees and other service charges. As a result of terminating the credit agreement, we incurred an early termination fee of $0.6 million and wrote off previously capitalized loan origination costs of $0.5 million. In addition, interest expense included $0.6 million for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo.

Other factors. The provision for income taxes was $8.8 million for the first six months of 2004, compared to a benefit of $1.0 million for the first six months of 2003. As a result of licensing the right to market StaphVAX and PhosLo in the EU to our ex-U.S. subsidiary and in recognition of the value of the product rights developed and acquired by us, we realized a gain for U.S. tax reporting purposes of approximately $55 million. Although we recognized a consolidated operating loss on a GAAP basis during the first six months and anticipate a loss for the full year, we nevertheless expect to incur income tax expense due to the U.S. taxable gain arising from licenses of these product rights to our non-U.S. subsidiary. We anticipate realizing deferred tax assets related to net operating loss carryforwards incurred in prior periods to offset cash payment for the reported U.S. taxable gain in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the six months ended June 26, 2004 was $5.2 million. Our cash and cash equivalents at June 26, 2004 were $117.0 million compared to $115.8 million at December 27, 2003.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of June 26, 2004, our remaining obligation, net of discount, was $23.9 million. During the first six months of 2004, we repaid approximately $4.1 million of this obligation.

In May 2004 we entered into an agreement to construct commercial scale vaccine manufacturing facility and equipment in available space within our Boca Raton, Florida manufacturing plant. Under the terms of the agreement, we have a remaining commitment of $13.3 million as of June 26, 2004. To date, we have incurred $1.9 million to construct this vaccine manufacturing facility. We anticipate the total cost for the facility, including equipment to be approximately $18 to $20 million.

Under terms of an agreement entered into in October 2003 with Cambrex Bio Science, at June 26, 2004 we have a remaining commitment of $1.5 million including costs to acquire the rights to future commercial manufacturing capacity for StaphVAX at Cambrex Bio Science’s facility and to transfer commercial scale manufacture of StaphVAX to this facility. Through June 26, 2004, we have incurred $8.2 million in costs, of which $3.0 million has been capitalized as a Manufacturing Right and included in intangible assets.

Capital expenditures were $5.6 million for the first six months of 2004. Our capital expenditures are expected to total approximately $25 million for the full year 2004, including a total of approximately $18 to $20 million to develop a vaccine manufacturing facility within available space at our manufacturing plant in Florida.

In connection with an agreement related to the retirement of our former chief executive officer, as of June 26, 2004 we have an obligation of $2.4 million in cash payments through December 2006. The current portion of this obligation is recorded in accrued expenses and the long-term portion is included in other liabilities at June 26, 2004.

During the first six months of 2004, we received $8.2 million from the exercise of employee stock options.

In the first quarter of 2004, we ended our credit facility with Wells Fargo Foothill, part of Wells Fargo & Company.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first six months of 2004. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program.

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

(Dollars in Thousands)	June 26, 2004	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	16.8 years
Tablet patent	11,381	2.8 years
Gelcap patent	80,680	16.8 years
Customer relationships	2,337	4.1 years
Covenant not to compete	508	14.1 years

PhosLo Related Intangible Assets	96,329
Less accumulated amortization	(7,565)

Total PhosLo Related Intangible Assets	$88,764

The trademark/tradename and gelcap patents’ useful lives are estimated to be the remaining life of the gelcap patent based on our assessment of the market for phosphate binders to treat hyperphosphatemia in end stage renal failure patients and competitive therapies, forecasted growth in the number of patients and trends in patient care. The tablet patent’s useful life is estimated as the remaining life for the tablet patent based on the direct competitive benefits derived from the patent. The covenant not-to-compete is based on Braintree Laboratories, Inc.’s contractual agreement not to compete directly in the dialysis market for a period of 15 years following the closing of the transaction. We have established a useful life of 5 years following the closing of the transaction for customer relationships based on our review of the time that would be required by us to establish markets and customer relationships within the nephrology and dialysis market place. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful lives, we will record those changes in the period of that assessment.

Manufacturing Right

In October 2003, we established a contract manufacturing relationship with Cambrex Bio Science Baltimore, Inc. Under our agreement with Cambrex Bio Science, we are committed to make future payments to acquire the right to commercial manufacturing capacity for StaphVAX vaccine. As these payments are made, we intend to record a Manufacturing Right on our balance sheet, which we will amortize over the future period of commercial manufacture of StaphVAX at Cambrex Bio Science’s facility. If we determine that the manufacture of StaphVAX will not occur at Cambrex Bio Science’s facility, we will write off this Manufacturing Right in the period of that determination. As of June 26, 2004, we have recorded $3.0 million as a Manufacturing Right included in intangible assets, including $2.6 million during the first six months of 2004.

Property, Plant and Equipment and Depreciation

We incurred total costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida. We received approval from the FDA to manufacture our antibody-based biopharmaceutical product, Nabi-HB, at this facility in October 2001. In constructing the facility we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first six months of 2004, we recorded additional depreciation of $1.5 million under this policy, including $0.6. million in the second quarter of 2004. For the comparable periods of 2003, we recorded additional depreciation of $1.0 million and $0.7 million, respectively.

Accounts Receivable and Revenue Recognition

In the first six months of 2004 and 2003, we had biopharmaceutical product sales of $70.2 million and $44.7 million, respectively. At June 26, 2004 and December 27, 2003 we had $45.0 million and $37.1 million, respectively, of accounts receivable including $37.1 million and $29.6 million, respectively, from biopharmaceutical sales. Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements, government payer rebates, customer returns of PhosLo and other wholesaler fees. At June 26, 2004 and December 27, 2003, we had $9.5 million and $7.3 million, respectively, recorded in accrued expenses related to these obligations.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At June 26, 2004 and December 27, 2003, we had inventory on hand of $22.3 million and $23.5 million respectively. In the six months ended June 26, 2004, we recorded a provision for an inventory valuation allowance of $0.5 million. For the comparable period of 2003 we recorded a provision for an inventory valuation allowance of $0.7 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends, our expectations for sales trends in future periods and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified.

Income Taxes

We follow Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. Due to our planned European expansion, we have recognized our tax assets for the future use of net operating loss carryforwards and research and development tax credits that we have determined to be realizable. In future periods, if circumstances change we may have to record valuation allowances against some, or all, of our deferred tax assets. We recorded a tax provision for income taxes of $8.8 million for the six months ended June 26, 2004 to reflect the impact of generating a taxable gain in the U.S. related to the transfer of certain rights to market our products StaphVAX and PhosLo in EU markets offset by utilization of research and development tax credits and the reversal of certain other deferred tax items.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability, or an asset, in some circumstances. SFAS No. 150 is effective beginning with the second quarter of fiscal 2004. We do not currently have financial instruments with characteristics of both liabilities and equity, and therefore, the adoption of SFAS No. 150 did not have an impact on our financial condition, results of operations or cash flows.

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

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries and one Luxembourg subsidiary. During the six months ended June 26, 2004, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At June 26, 2004, we had cash equivalents in the amount of $117.0 million. We also had net notes payable for the acquisition of PhosLo of $23.9 million. Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

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

(In millions, except for percentages)	Estimated Fair Value at June 26, 2004
Assets:
Cash equivalents	$117.0
Average interest rate	1.2%
Liabilities:
Notes payable	$23.9
Average interest rate	4.5%

Item 4. Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 26, 2004. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 26, 2004. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by Nabi Biopharmaceuticals during the quarter ended June 26, 2004, of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
3/28/04-4/24/04	62,759	$16.83	0	$3.1 million
4/25/04-5/29/04	0	N/A	0	$3.1 million
5/30/04-6/26/04	0	N/A	0	$3.1 million
Total:	62,759	$16.83	0	$3.1 million

(1)	We repurchased 3,496 shares of our common stock in connection with a “stock-for-stock” exercise by a former officer of Nabi Biopharmaceuticals to pay the exercise price of an option and withholding taxes. We also may be deemed to have repurchased 59,263 shares of our common stock pursuant to a “net” exercise by a holder of a warrant to purchase shares of our common stock.
(2)	On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of the buy back program. Repurchased shares have been accounted for as treasury stock.

In connection with the net exercise of the warrant mentioned in note 1 above, we issued 74,070 shares of our common stock. The warrant holder who purchased the shares was the placement agent in our July 2000 private placement of shares of our common stock. The sale of the warrant shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholder’s meeting, which was held on May 14, 2004.

A. For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
David L. Castaldi	47,626,467	4,228,902
Geoffrey F. Cox, Ph.D.	49,241,603	2,613,766
George W. Ebright	48,109,124	3,746,245
Richard A. Harvey, Jr.	49,844,480	2,010,889
Linda Jenckes	49,220,073	2,635,296
Thomas H. McLain	49,855,766	1,999,603
Stephen G. Sudovar	48,758,986	3,096,393

B. For the proposal to approve an amendment to the Company’s Restated Certificate of Incorporation:

For	Against	Abstain
45,770,421	6,005,882	79,066

C. For the proposal to approve an amendment to the Company’s 2000 Equity Incentive Plan:

For	Against	Abstain
20,483,469	19,047,893	147,955

D. For the proposal to approve the 2004 Stock Plan for Non-Employee Directors:

For	Against	Abstain
31,199,708	8,337,287	142,328

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of Nabi Biopharmaceuticals, as amended

10.1	Nabi Biopharmaceuticals 2000 Equity Incentive Plan, as amended (incorporated by reference to Nabi’s Proxy Statement dated May 14, 2004)

10.2	Nabi Biopharmaceuticals 2004 Stock Plan for Non-Employee Directors (incorporated by reference to Nabi’s Proxy Statement dated May 14, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

(b)	Reports on Form 8-K:

On April 21, 2004, we furnished a current report on Form 8-K, reporting under Item 12. “Results of Operations and Financial Condition.”

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: July 28, 2004	By:	/s/ Mark L. Smith
Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Nabi Biopharmaceuticals, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification