Form 10-Q
period 2004-09-25
NABI  BIOPHARMACEUTICALS
filed 2004-10-25
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at October 19, 2004 was 58,422,696 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	September 25, 2004	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$110,780	$115,756
Trade accounts receivable, net	34,706	37,062
Inventories, net	21,495	23,483
Prepaid expenses and other current assets	7,481	10,284

Total current assets	174,462	186,585

Property, plant and equipment, net	110,174	101,831
Other assets:
Intangible assets, net	91,975	94,991
Other, net	1,479	3,894

Total assets	$378,090	$387,301

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,480	$10,874
Accrued expenses	29,428	23,956
Current portion of notes payable, PhosLo acquisition, net	10,107	4,226

Total current liabilities	58,015	39,056
Notes payable, PhosLo acquisition, less current portion, net	12,804	23,167
Other liabilities	7,422	5,762

Total liabilities	78,241	67,985
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 and 75,000,000 shares authorized, and 59,172,633 and 57,772,302 shares issued as of September 25, 2004 and December 27, 2003, respectively	5,917	5,773
Capital in excess of par value	311,723	297,909
Treasury stock, 803,811 and 800,315 shares as of September 25, 2004 and December 27, 2003, respectively, at cost	(5,297)	(5,240)
(Accumulated deficit) retained earnings	(12,464)	20,874
Other accumulated comprehensive loss	(30)	—

Total stockholders’ equity	299,849	319,316

Total liabilities and stockholders’ equity	$378,090	$387,301

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, Except Per Share Data)	For the Three Months Ended		For the Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Sales	$43,774	$42,435	$138,115	$128,595
Costs and expenses:
Costs of products sold	17,495	16,101	55,033	62,781
Royalty expense	3,331	5,423	12,924	13,722

Gross Margin	22,948	20,911	70,158	52,092
Selling, general and administrative expense	12,009	9,351	38,846	32,189
Research and development expense	17,718	6,454	46,049	18,183
Amortization of intangible assets	2,105	1,460	6,424	1,629
Other operating expense, principally freight	175	128	370	324

Operating (loss) income	(9,059)	3,518	(21,531)	(233)

Interest income	428	131	1,112	502
Interest expense	(296)	(506)	(2,104)	(570)
Other income, net	9	12	17	30

(Loss) income before (provision) benefit for income taxes	(8,918)	3,155	(22,506)	(271)
(Provision) benefit for income taxes	(2,003)	(962)	(10,832)	14

Net (loss) income	$(10,921)	$2,193	$(33,338)	$(257)

Basic (loss) income per share	$(0.18)	$0.05	$(0.57)	$(0.01)

Diluted (loss) income per share	$(0.18)	$0.05	$(0.57)	$(0.01)

Basic weighted average shares outstanding	59,149	45,355	58,632	41,152

Diluted weighted average shares outstanding	59,149	46,285	58,632	41,152

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Nine Months Ended
(In thousands)	September 25, 2004	September 27, 2003
Cash flow from operating activities:
Net loss	$(33,338)	$(257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,093	9,623
Provision for (recovery of) doubtful accounts	364	(3)
Provision for slow moving or obsolete inventory	564	1,641
Write-off of loan origination fees	539	—
Gain on sale of assets	(119)	—
Non-cash compensation	578	689
Write-off of obsolete fixed assets	146	23
Deferred income taxes	5,867	—
Tax benefit from stock options exercised	4,965	—
Changes in assets and liabilities:
Trade accounts receivable	1,992	375
Inventories	1,381	(7,918)
Prepaid expenses and other current assets	1,379	372
Other assets	(222)	(1,027)
Accounts payable and accrued liabilities	12,233	(5,314)

Total adjustments	43,760	(1,539)

Net cash provided by (used in) operating activities	10,422	(1,796)

Cash flow from investing activities:
Expenditures for Acquisition of Products	(750)	(61,255)
Proceeds from sales of assets	179	—
Capital expenditures	(15,194)	(4,082)
Expenditures for Manufacturing Rights	(2,669)	(2,019)

Net cash used in investing activities	(18,434)	(67,356)

Cash flow from financing activities:
Payment of notes payable, PhosLo acquisition	(5,333)	—
Borrowings under debt agreement	—	10,000
Proceeds from issuance of common stock	—	31,270
Proceeds from exercise of employee stock options	8,369	2,393

Net cash provided by financing activities	3,036	43,663

Net decrease in cash and cash equivalents	(4,976)	(25,489)
Cash and cash equivalents at beginning of period	115,756	51,737

Cash and cash equivalents at end of period	$110,780	$26,248

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 OVERVIEW

We apply our knowledge of the human immune system to develop and commercialize products that address serious, unmet medical needs. Our focus is in the areas of infectious, autoimmune and addictive diseases. In addition to four marketed products (PhosLo®, Nabi-HB®, WinRho SDF® and Aloprim™), we have four products in clinical trials. We expect to file a Marketing Authorization Approval, or MAA, for StaphVAX® in the European Union, or EU, in the fourth quarter of 2004 based on existing clinical data. For U.S. licensure, we have advanced StaphVAX to a confirmatory Phase III clinical trial and completed enrollment in this trial in August of 2004. We anticipate filing a Biologics License Application, or BLA, for StaphVAX by the end of 2005. StaphVAX is designed to prevent the most dangerous and prevalent strains of Staph aureus bacterial infections, which are a major cause of hospital infections. Staph aureus bacteria are becoming increasingly resistant to antibiotics. Our other products in development are Altastaph™, an antibody based product for prevention and treatment of Staph aureus infections, Civacir™, an antibody based product for preventing hepatitis C re-infection in liver transplant patients and NicVAX™, a vaccine for nicotine addiction. Altastaph is currently in a Phase II clinical trial and NicVAX recently completed a Phase II clinical trial in the U.S. Civacir has completed a Phase I/II clinical trial. We have a state-of-the-art fractionation facility for the manufacture of Nabi-HB and our investigational antibody products, Altastaph and Civacir, and for contract manufacturing. In addition, we have commenced construction of a vaccine manufacturing facility within our Boca Raton, Florida plant for the manufacture of StaphVAX, NicVAX and our other vaccines in pre-clinical development. We are also developing contract manufacturing capacity at Cambrex Bio Science Baltimore, Inc., or Cambrex Bio Science, so that Cambrex Bio Science can manufacture StaphVAX for us. Cambrex Bio Science has successfully completed the manufacture of three consistency lots of StaphVAX that will be included in the MAA we intend to file in the fourth quarter of 2004. Our supply contract with the manufacturer of Autoplex T® ended on May 11, 2004. Future sales of Autoplex T will be limited to inventory on hand at September 25, 2004. We also collect specialty and non-specific antibodies for use in our products and supply pharmaceutical and diagnostic customers our excess production for the subsequent manufacture of their products.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of September 25, 2004 and December 27, 2003, the consolidated results of our operations for the three and nine months ended September 25, 2004 and September 27, 2003 and our cash flows for the nine months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.

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

Comprehensive Loss: We follow SFAS No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other changes in shareholders’ equity. For the three and nine months ended September 25, 2004, comprehensive loss included our net loss and the effect of foreign currency translation adjustments. As of September 25, 2004, $30 thousand of foreign currency loss was included on our balance sheet in addition to net loss.

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

The following table summarizes our results as if we had recorded stock-based compensation expense for the three months and nine months ended September 25, 2004 and September 27, 2003, respectively, based on the provisions of SFAS No. 123, as amended by SFAS No. 148:

	For the Three Months Ended
(In thousands, except per share amounts)	September 25, 2004	September 27, 2003
Net (loss) income:
As reported	$(10,921)	$2,193
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,143)	(1,359)

Pro forma	$(12,064)	$834

Basic (loss) income per share:
As reported	$(0.18)	$0.05
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.02)	(0.03)

Pro forma	$(0.20)	$0.02

Diluted (loss) income per share:
As reported	$(0.18)	$0.05
Add: Stock-based employee compensation expense included in reported net (loss) income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.02)	(0.03)

Pro forma	$(0.20)	$0.02

	For the Nine Months Ended
(In thousands, except per share amounts)	September 25, 2004	September 27, 2003
Net loss:
As reported	$(33,338)	$(257)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	129	300
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3,430)	(5,563)

Pro forma	$(36,639)	$(5,520)

Basic and diluted loss per share:
As reported	$(0.57)	$(0.01)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	—	0.01
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(0.06)	(0.13)

Pro forma	$(0.63)	$(0.13)

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(In thousands)	September 25, 2004	December 27, 2003
Finished goods	$12,361	$12,746
Work in process	8,447	9,955
Raw materials	687	782

Total	$21,495	$23,483

Work in process inventory includes $1.5 million of inventory related to StaphVAX that is not yet approved by either the U.S. Food and Drug Administration or the European Evaluation Agency medicines FDA. During the third quarter of 2004, $0.5 million of the StaphVAX intermediate product manufactured at Cambrex Bio Science and accounted for as inventory at June 26, 2004 will be utilized in the validation process at our vaccine facility in development in Boca Raton, Florida. This material was expensed as research and development in the third quarter of 2004.

NOTE 4 (LOSS) INCOME PER SHARE

Basic loss per share is computed by dividing our net (loss) by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

A total of 1,584,139 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended September 25, 2004 because their inclusion would be anti-dilutive. In addition, a total of 2,163,870 and 920,496 common stock equivalents have been excluded from the calculation of net loss per share in the nine months ended September 25, 2004 and September 27, 2003, respectively, because their inclusion would be anti-dilutive.

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Sales:
Biopharmaceutical products	$32,823	$30,710	$103,055	$75,363
Antibody products	10,951	11,725	35,060	53,232

Total	$43,774	$42,435	$138,115	$128,595

Gross Margin:
Biopharmaceutical products	$21,882	$20,251	$66,641	$48,602
Antibody products	1,066	660	3,517	3,490

Total	$22,948	$20,911	$70,158	$52,092

Operating (loss) income:
Biopharmaceutical products	$(8,901)	$4,193	$(19,929)	$4,518
Antibody products	(158)	(675)	(1,602)	(4,751)

Total	$(9,059)	$3,518	$(21,531)	$(233)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Operating (loss) income:
U.S.	$(5,090)	$3,518	$(16,352)	$(233)
Ex-U.S.	(3,969)	—	(5,179)	—

Total	$(9,059)	$3,518	$(21,531)	$(233)

The loss generated ex-U.S. results from our initial commercialization activities to expand our biopharmaceutical products business to the EU, and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating (loss) income to (loss) income before (provision) benefit for income taxes:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Reportable segment operating loss	$(9,059)	$3,518	$(21,531)	$(233)
Unallocated interest income	428	131	1,112	502
Unallocated interest expense	(296)	(506)	(2,104)	(570)
Unallocated other income, net	9	12	17	30

(Loss) income before (provision) benefit for income taxes	$(8,918)	$3,155	$(22,506)	$(271)

NOTE 6 STOCK OPTIONS AND WARRANTS

The following table summarizes the stock option activity under our 2004 Stock Plan for Non-Employee Directors, our 2000 Equity Incentive Plan and our 1998 Non-Qualified Employee Stock Option Plan for the nine months ended September 25, 2004 and the year ended December 27, 2003.

	Options	Exercise Price per Share	Weighted Average Exercise Price
	In thousands
Balance at December 28, 2002	7,991	$1.63 - $ 13.75	$6.51
Granted	1,937	5.09 - 11.25	6.00
Exercised	(1,808)	1.63 - 11.13	4.46
Canceled	(1,003)	2.88 - 13.75	8.22

Balance at December 27, 2003	7,117	2.63 - 13.75	6.68
Granted	1,855	8.88 - 17.15	14.94
Exercised	(1,324)	2.69 - 13.75	6.33
Canceled	(138)	4.69 - 17.08	8.79

Balance at September 25, 2004	7,510	$2.63 - $ 17.15	$8.75

	Outstanding			Exercisable
Exercise Price Range	Options (In thousands)	Average Years Remaining	Average Exercise Price	Options (In thousands)	Average Exercise Price
$ 2.63 - $ 4.25	610	4.0	$3.08	609	$3.07
$ 4.35 - $ 7.61	3,628	6.7	$5.99	2,482	$6.10
$ 8.00 - $ 11.25	1,240	6.4	$9.62	787	$9.76
$ 11.77 - $ 17.15	2,032	8.5	$14.84	236	$13.79

Total	7,510			4,114

On April 15, 2004, the holder of a warrant to purchase 133,333 shares of our common stock at $7.50 per share exercised the warrant using the net exercise provision of the warrant. As a result of the net exercise, we issued 74,070 shares of our common stock to the holder of the warrant. The warrant had been issued in conjunction with the private placement of common stock in 2000 from which we realized $9.3 million, net of issuance costs. As of September 25, 2004, we had no outstanding warrants to purchase our common stock.

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

On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. During the first nine months of 2004 and 2003 we did not purchase any shares of our common stock under this program. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

NOTE 8 INTANGIBLE ASSETS

The components of our intangible assets are as follows:

(In thousands)	September 25, 2004	December 27, 2003
PhosLo related:
Trademark/tradename	$1,423	$1,423
Tablet patent	11,381	11,381
Gelcap patent	80,670	80,680
Customer relationships	2,337	2,337
Covenant not to compete	508	508
Manufacturing Right - Cambrex	2,992	323
Other intangible assets	4,389	3,639

Total intangible assets	103,700	100,291
Less accumulated amortization	(11,725)	(5,300)

Total	$91,975	$94,991

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

The estimated remaining useful lives of the PhosLo related intangible assets are as follows:

Estimated Remaining Useful Life
PhosLo Intangibles:
Trademark/tradename	16.5 years
Tablet patent	2.5 years
Gelcap patent	16.5 years
Customer relationships	3.8 years
Covenant not to compete	13.8 years

In October 2003, we entered into a contract manufacturing agreement with Cambrex Bio Science to acquire the right to commercial manufacturing capacity for StaphVAX. Vaccine manufactured at Cambrex Bio Science will be used to support our MAA for StaphVAX in the EU that we expect to file by the end of 2004. During the nine months ended September 25, 2004, we capitalized as a manufacturing right $2.7 million of costs paid to Cambrex to ready its facility to manufacture StaphVAX at commercial scale in future periods.

NOTE 9 RELATED PARTY TRANSACTIONS

In October 2001, we engaged Stonebridge Associates, LLC, or Stonebridge, an investment banking firm, the president of which is a member of our Board of Directors, to provide financial advisory services in connection with our review and implementation of a corporate expansion strategy. The agreement, as amended in October 2002, provided for a monthly retainer of $30 thousand plus hourly charges. If the engagement resulted in transactions by us involving aggregate consideration paid in excess of a specified level, Stonebridge would receive additional fees based upon the consideration paid. Stonebridge acted as our financial adviser in connection with our acquisition of the worldwide rights to PhosLo in August 2003 and received a fee of approximately $0.3 million for its services upon consummation of this transaction. See Note 10. We believe that the terms of the engagement of Stonebridge were no less favorable to us than would have been obtained from an unrelated party. Upon successful completion of the PhosLo transaction, we concluded our agreement with Stonebridge.

NOTE 10 PRODUCT ACQUISITIONS

In a transaction dated June 29, 2004, we exercised our right under our distribution agreement to acquire Aloprim from DSM Pharmaceuticals, Inc., or DSM. We paid a total of $1.0 million for the acquisition of Aloprim including payment of $0.8 million for the Aloprim product license at the closing of the purchase. We had previously paid $0.2 million in the fourth quarter of 2003. As a result of acquiring the Aloprim product license, future product royalties will be reduced to 15% of net sales for five years. Previously, we were obligated to share net profits, as defined, equally with DSM from net sales of Aloprim up to $4.0 million and to pay DSM 40% of net profits from net sales in excess of $4.0 million. In conjunction with acquiring Aloprim, we entered into a manufacturing agreement with DSM for DSM to continue to supply product to us for a term of up to five years.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. PhosLo is currently approved in the U.S. for the control of elevated blood phosphate levels, or hyperphosphatemia, in patients with end-stage renal (kidney) failure. Under the terms of the agreement, we acquired the worldwide rights to PhosLo for payment of $60.3 million in cash, issuance of 1.5 million shares of our common stock at the closing date valued at $8.4 million and the payment of $30.0 million in cash over the period ending March 1, 2007. In addition, we paid total professional fees and closing costs of $0.9 million in connection with the acquisition. The discounted value of the future payment obligation on September 25, 2004 was $22.9 million and has been reported as Notes Payable, PhosLo acquisition, net. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement. Braintree will continue to manufacture the product for us under a long-term manufacturing agreement with an initial term of 7 years. At our option, we may extend the manufacturing agreement for an additional 8 years. Stonebridge, an investment banking firm, the president of which is a member of our Board of Directors, acted as our financial adviser in connection with the acquisition of PhosLo and received a fee of approximately $0.3 million for its services upon consummation of this transaction. See Note 9.

The following table reconciles the notes payable related to the acquisition of PhosLo:

In thousands	September 25, 2004	December 27, 2003
Notes payable, PhosLo acquisition, net:
Notes payable, PhosLo acquisition	$22,911	$27,393
Less: Current maturities	(10,107)	(4,226)

Notes payable, PhosLo acquisition long-term	$12,804	$23,167

NOTE 11 CONTINGENT LIABILITIES, LEGAL PROCEEDINGS AND CAPITAL COMMITMENTS

In May 2004, we entered into an agreement with an engineering and design firm to construct a commercial scale vaccine manufacturing facility in available space within our Boca Raton, Florida manufacturing plant. Under the terms of the agreement, we have a remaining commitment of $6.0 million as of September 25, 2004. As of September 25, 2004, we have incurred a total of $12.2 million to construct this vaccine manufacturing facility, including $9.3 million under our construction commitment.

In October 2003, we entered into an agreement to have StaphVAX manufactured for us at Cambrex Bio Science for up to ten years. Under the terms of the agreement we have a remaining commitment to pay $0.4 million at September 25, 2004, including costs to acquire the right to future commercial manufacturing capacity for StaphVAX and activities related to the transfer of the StaphVAX manufacturing process to Cambrex Bio Science. Through September 25, 2004, we had incurred $9.6 million under this agreement, of which $3.0 million has been recorded as acquisition of a Manufacturing Right asset. See Note 8.

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

NOTE 12 CREDIT FACILITY

On March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company. The credit agreement had an original term through June 2006. As a result of terminating the credit agreement we incurred an early termination penalty of $0.6 million that has been included in interest expense in the accompanying statement of operations for the nine-month period ended September 25, 2004. By terminating the credit agreement we are avoiding unused credit fees and other credit charges that would have been incurred during the remaining term of the agreement through June 2006. In addition, included in interest expense in the accompanying statement of operations for the nine-month period ended September 25, 2004, is the write-off of previously capitalized loan origination fees of approximately $0.5 million recorded at the time of entering into the credit agreement.

NOTE 13 INCOME TAXES

During the second quarter of 2004, as part of our planned expansion into European markets, we entered into an agreement to license StaphVAX and PhosLo product rights in the EU to our wholly owned subsidiary. The value of the licenses was either developed by us through our research and development activities to date or acquired by us in a product acquisition. In recognition of the value of the EU product rights developed and acquired by us, we realized a gain of approximately $55 million in the U.S. for income tax purposes in 2004 and expect to generate future license use fees based on net sales following product licensure in the EU. For the quarter and nine-month periods ended September 25, 2004, we have recorded income tax expense of $2.0 million and $10.8 million, respectively, as a result of this taxable gain. Although on a generally accepted accounting principle basis we reported a consolidated operating loss during the quarter and nine month periods ended September 25, 2004 and anticipate reporting a loss for the remainder of the year, we nevertheless expect to incur income tax expense due to this taxable gain. We anticipate realizing deferred tax assets related to net operating loss carryforwards incurred in prior periods and the exercise of employee stock options to offset future cash payments for the reported U.S. tax gain in 2004.

Deferred tax assets (liabilities) are comprised of the following:

In thousands	September 25, 2004	December 27, 2003
Deferred tax assets:
Net operating loss carryforwards	$1,481	$8,663
Capitalized research and development	798	724
Research and development tax credit	12,795	10,754
Inventory reserve and capitalization	1,861	2,424
Amortization	2,645	1,751
Bad debt reserve	194	239
Depreciation	1,295	1,296
Alternative minimum tax credit	900	900
Deferred income	17	5
Accrued retirement	802	1,477
Other	123	880

Deferred tax assets	22,911	29,113

Deferred tax liabilities:
Depreciation	(16,748)	(17,511)
Other	(4,386)	(3,957)

Deferred tax liabilities	(21,134)	(21,468)

Net deferred tax assets	$1,777	$7,645

The reduction of deferred tax assets from net operating loss carryforwards recorded at December 27, 2003 is due to the use of such assets to offset the gain from the license of intangible assets to our subsidiary in June 2004.

At December 25, 2004 we expect to have net operating loss carryforwards of approximately $8.9 million that expire at various dates through 2023. All of the net operating loss carryforwards are related to the exercise of employee stock options, and we will record a tax benefit of approximately $3.3 million through capital in excess of par value in future periods if such net operating loss carryforwards are realized.

We have research and development tax credit carryforwards of $12.8 million that expire in varying amounts through 2023. We have alternative minimum tax credit carryforwards of $0.9 million that are available to offset future regular tax liabilities, and do not expire.

NOTE 14 SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	For the Nine Months Ended
	September 25, 2004	September 27, 2003
Interest paid	$613	$3,569

Income taxes refunded	$(1)	$(573)

Supplemental non-cash financing and investing activities:
Stock options exercised in exchange for common stock	$101	$247

Warrants exercised in exchange for common stock	$1,000	—

Intangible and other PhosLo assets acquired, net of cash paid of $61.3 million	—	$35,260

Consideration issued in PhosLo product acquisition:
- Notes Payable	—	$26,860

- Common Stock	—	$8,400

NOTE 15 DISTRIBUTION AGREEMENT

On July 15, 2004, we were informed by Cangene Corporation that it will not renew the WinRho SDF license and distribution agreement with us at its expiration in March 2005. We will continue to distribute WinRho SDF exclusively in the U.S. through March 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 25, 2004 and September 27, 2003. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	September 25, 2004		September 27, 2003
Biopharmaceutical products:
-PhosLo	$9,183	21.0%	$5,027	11.8%
-Nabi-HB	13,728	31.3	8,933	21.1
-WinRho SDF	7,771	17.8	13,521	31.9
-Other biopharmaceuticals	2,141	4.9	3,229	7.6

Biopharmaceutical subtotal	32,823	75.0	30,710	72.4

Antibody products:
-Non-specific antibodies	6,330	14.4	8,046	18.9
-Specialty antibodies	4,621	10.6	3,679	8.7

Antibody subtotal	10,951	25.0	11,725	27.6

Total	$43,774	100.0%	$42,435	100.0%

	For the Nine Months Ended
(In thousands, except percentages)	September 25, 2004		September 27, 2003
Biopharmaceutical products:
-PhosLo	$28,314	20.5%	$5,027	3.9%
-Nabi-HB	34,862	25.2	26,336	20.5
-WinRho SDF	34,374	24.9	37,633	29.3
-Other biopharmaceuticals	5,505	4.0	6,367	4.9

Biopharmaceutical subtotal	103,055	74.6	75,363	58.6

Antibody products:
-Non-specific antibodies	17,421	12.6	37,075	28.8
-Specialty antibodies	17,639	12.8	16,157	12.6

Antibody subtotal	35,060	25.4	53,232	41.4

Total	$138,115	100.0%	$128,595	100.0%

FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

Sales. Total sales for the third quarter of 2004 were $43.8 million compared to $42.4 million for the third quarter of 2003, an increase of 3%.

Biopharmaceutical sales were $32.8 million in the third quarter of 2004 compared to $30.7 million for the third quarter of 2003, an increase of 7%.

PhosLo® (calcium acetate). For the third quarter of 2004 sales of PhosLo were $9.2 million compared to $5.0 million in the third quarter of 2003. We acquired PhosLo in August 2003. Based on our review of third party generated patient prescription data for PhosLo, we believe that prescriptions of PhosLo continue to increase relative to the competing prescription therapy for hyperphosphatemia, or elevated blood phosphate levels, in end-stage renal (kidney) disease, or ESRD, patients. We believe that based on strengthening patient demand, wholesaler customers have sought to maintain inventory levels on hand of approximately six months of sales. Sales of PhosLo in 2004 also benefited from a price increase that went into effect in January 2004 as well as pricing strategies that have resulted in lower rebate deductions from gross selling price thereby increasing net average selling price for PhosLo. At September 25, 2004 we had approximately $4.0 million in unfilled orders for PhosLo in response to an announced price increase that went into effect in the fourth quarter of 2004. Sales in the third quarter of 2003 included initial stocking of PhosLo by wholesaler customers following our acquisition of the product.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB were $13.7 million for the third quarter of 2004 compared to $8.9 million in the comparable period of 2003, or an increase of 54%. Sales of Nabi-HB are closely correlated with the number of hepatitis B liver transplants in the U.S. Internally generated data indicates that for the year-to-date period ended September 2004, liver transplants for hepatitis B patients have increased compared to the corresponding period in 2003. Our unit sales of Nabi-HB have benefited from the combination of increased demand arising from liver transplants for hepatitis B patients, increased demand from our wholesaler customers in recognition of increasing hepatitis B liver transplants activity and increased pricing that went into effect at the beginning of the year.

WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Sales of WinRho SDF decreased to $7.8 million from $13.5 million compared to the third quarter of 2003. Quarterly sales of WinRho SDF reflect the quarter to quarter buying patterns of our wholesaler customers. These buying patterns have been influenced by price increases announced for WinRho SDF in the first quarter of 2004 and changes in the holder of provider contracts amongst wholesaler customers. Sales of WinRho SDF have benefited from a price increase and a new contracting strategy that went into effect in January 2004. Based on internally generated patient use data, we believe year-to-date 2004 patient demand for WinRho SDF has remained essentially even with 2003 levels. Our right to distribute WinRho SDF will end in March 2005.

Other biopharmaceutical products. Other biopharmaceutical products, which include Aloprim™ [(Allopurinol sodium) for injection], intermediate products manufactured in our plant and Autoplex T® (Anti-Inhibitor Coagulant Complex, Heat Treated) were $2.1 million in the third quarter of 2004 compared to $3.2 million for the third quarter of 2003. Sales of Aloprim were lower in the third quarter of 2004 than the third quarter of 2003 as the prior period benefited from delivery of backordered product from the manufacturer. Our supply agreement for Autoplex T ended on May 11, 2004 limiting current period sales and future sales will be limited to sales from existing inventories.

Total antibody sales for the third quarter of 2004 were $11.0 million compared to $11.7 million for the third quarter of 2003.

Non-specific antibody sales. Sales of non-specific antibodies for the third quarter of 2004 were $6.3 million compared to $8.0 million for the third quarter of 2003. The decrease in non-specific antibodies reflects lower production levels of non-specific antibodies.

Specialty antibody sales. Specialty antibody sales were $4.6 million in the third quarter of 2004 compared to $3.7 million in the third quarter of 2003, primarily reflecting increased sales of anti-CMV and anti-tetanus antibodies. We have a contractual commitment to supply substantial quantities of RhoD antibodies at a low margin through 2004 to the purchaser of the majority of our antibody collection and laboratory testing business in 2001. This commitment limits our ability to sell these antibodies to other customers.

Gross margin. Gross margin for the third quarter of 2004 was $22.9 million, or 52% of sales, compared to $20.9 million, or 49% of sales, for the third quarter of 2003. Gross margin increases were driven by increased sales of higher margin biopharmaceutical products PhosLo and Nabi-HB in the third quarter of 2004. Gross margin for this third quarter also benefited from increased sale of specialty antibody products. Gross margin for the third quarter of 2003 benefited from a non-performance penalty payment from the manufacturer of Autoplex T of $1.9 million. We did not receive a penalty in the third quarter of 2004 as a result of our supply contract for Autoplex T ending on May 11, 2004. Gross margin for the third quarter of 2004 also includes excess plant capacity expense of $1.3 million reflecting lower utilization of our Boca Raton, Florida manufacturing plant in the quarter as a result of plant maintenance undertaken in this third quarter. This compares to $0.4 million of excess plant capacity expense in the third quarter of 2003.

Royalty expense for the third quarter of 2004 was $3.3 million, or 10% of biopharmaceutical sales, compared to $5.4 million, or 18% of biopharmaceutical sales, for the third quarter of 2003. Royalty expense decreased in dollars and as a percent of biopharmaceutical sales as a result of decreased sales of WinRho SDF compared to the third quarter of 2003 and the acquisition of Aloprim effective June 29, 2004. As a result of this acquisition, our royalty obligation for this product has been reduced.

Selling, general and administrative expense. Selling, general and administrative expenses were $12.0 million for the third quarter of 2004 compared to $9.4 million for the third quarter of 2003. Increased selling, general and administrative expenses were primarily related to selling and marketing expense for PhosLo that we acquired in August 2003, initial commercialization activities in Europe and costs related to implementation of the requirements of Section 404 of the Sarbanes-Oxley Act.

Research and development expense. Research and development expense was $17.7 million for the third quarter of 2004 compared to $6.5 million for the third quarter of 2003. Consistent with the strategic focus of our research and development activities, 92% of research and development expense in the third quarter of 2004 supported activity under our Gram-positive infections program. Clinical trial expense for the confirmatory Phase III clinical trial of StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) initiated in late September 2003 increased substantially during the third quarter of 2004 as enrollment in the trial was completed. The final patients enrolled in the trial will be followed for a twelve month period. The trial is expected to conclude in the third quarter of 2005. In June 2004, we initiated an immunogenicity trial of StaphVAX in cardiovascular surgery patients as part of our strategy to broaden the potential patient population who would benefit from StaphVAX. The goal of this trial is to provide evidence that StaphVAX can raise high levels of antibodies capable of providing protection in patients at-risk for these infections. Also under the StaphVAX program, we incurred expenses related to establishing commercial scale manufacture of StaphVAX at Cambrex Bio Science Baltimore Inc., or Cambrex Bio Science, manufacturing of StaphVAX consistency lots at Cambrex Bio Science’s site and costs related to establishing commercial vaccine manufacturing capability at our Boca Raton, Florida facility. These expenses will continue for the remainder of 2004.

During the third quarter of 2004, we also incurred costs for our ongoing Phase II clinical trial of Altastaph™ [Staphylococcus aureus Immune Globulin (Human)], being conducted under an agreement with Duke University, involving approximately 200 very low birth weight newborns. We expect to report results from this trial in the fourth quarter of 2004.

In addition, we incurred costs from a Phase II clinical trial of NicVAX™ (Nicotine Conjugate Vaccine) in smokers in the U.S. This trial is now completed and its results were reported in September 2004.

On October 5, 2004 we announced that we will initiate the CARE 2 study that will compare efficacy and arterial calcification in patients treated with PhosLo and Renagel (sevelamer hydrochloride) plus Lipitor. The goal of the CARE 2 study is to demonstrate that when patients with ESRD being treated with either PhosLo or Renagel achieve the same level of lipid control, there will be no significant difference in the development of coronary artery calcification. An additional goal of the trial is to demonstrate that patients treated with PhosLo will achieve superior control of serum phosphorus and calcium phosphorus product over a one-year follow-up period as compared to patients treated with Renagel. This study replaced the PhosLo PRECISE study.

In addition, we expect to initiate a study using PhosLo in pre-dialysis chronic kidney disease, or CKD, patients in the fourth quarter of 2004. In line with the recommendations in the Kidney Disease Outcomes Quality Initiative, or K/DOQI, guidelines issued by the National Kidney Foundation, or NKF, this trial will seek to demonstrate that PhosLo can safely and effectively control parathyroid hormone, serum phosphorus and calcium phosphorus levels in CKD patients.

Research and development activities in the third quarter of 2004 included costs to prepare materials for submitting MAAs for StaphVAX and PhosLo to European authorities in 2004. An MAA for Nabi-HB Intravenous was submitted to the Paul Erlich Institute in Germany on June 24, 2004, and has been accepted for review. This submission was filed through the Mutual Recognition Procedure, which targets initial approval in one country. Once approved in Germany, the dossier can then be used to seek approval in additional countries selected by us within the European Union, or EU, on a shortened timeline. In addition, our MAA filings are constructed in the Common Technical Document format, an international format that can be used in submissions to many additional countries worldwide without major modifications.

As a result of the activities described above, research and development expense for fiscal 2004 will increase from fiscal 2003.

Amortization of intangible assets. Amortization expense was $2.1 million for the third quarter of 2004 compared to $1.5 million for the third quarter of 2003. The increase in 2004 is due to amortization of the intangible assets recorded as part of the acquisition of PhosLo that was acquired in August 2003.

Interest income. Interest income for the third quarter of 2004 was $0.4 million compared to $0.1 million for the comparable period of 2003. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The increase in interest income reflects additional cash and cash equivalents available for investment.

Interest expense. Interest expense for the third quarter of 2004 was $0.3 million compared to $0.5 million of interest expense reported for the third quarter of 2003. Interest expense in the third quarter of 2004 was primarily the result of amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo in August 2003. Interest expense in the 2003 quarter included amortization of the discount on the PhosLo acquisition notes and interest under our then outstanding line of credit with Wells Fargo Foothill Inc. that was terminated on March 26, 2004.

Other factors. The provision for income taxes was $2.0 million for the third quarter of 2004, compared to a provision of $1.0 million for the third quarter of 2003. In agreements dated June 25, 2004, we licensed the right to market StaphVAX and PhosLo in the EU to one of our ex-U.S. subsidiaries. Income tax expense in the third quarter represents recognition of the value of the product rights developed and acquired by us that amounted to a total realized gain for U.S. tax reporting purposes of approximately $55 million. Although we recognized a consolidated operating loss on a generally accepted accounting principles in the U.S. basis during the quarter and anticipate a loss for the full year, we nevertheless expect to incur income tax expense due to the U.S. taxable gain arising from licenses of these product rights to our non-U.S. subsidiary. We anticipate realizing deferred tax assets related to net operating loss carryforwards incurred in prior periods and the exercise of employee stock options to offset future cash payment for the reported U.S. taxable gain in 2004.

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

Sales. Total sales for the first nine months of 2004 were $138.1 million compared to $128.6 million for the first nine months of 2003, an increase of 7%.

Biopharmaceutical sales were $103.1 million for the first nine months of 2004 compared to $75.4 million for the first nine months of 2003, an increase of 37%.

PhosLo. Sales of PhosLo for the first nine months of 2004 were $28.3 million as compared to $5.0 million for the first nine months of 2003. Because we acquired PhosLo in August 2003, only two months of PhosLo sales occurred during the first nine months of 2003. Based on our review of third party generated patient prescription data for PhosLo, we believe that prescriptions of PhosLo continue to increase relative to the competing prescription therapy for hyperphosphatemia in ESRD patients. Sales of PhosLo in 2004 also benefited from a price increase that went into effect in January 2004. Sales of PhosLo in 2004 further benefited from increased capacity for the manufacture of PhosLo gelcaps that allowed us to meet customer demand for this formulation as well as pricing strategies that have resulted in lower rebate deductions from gross selling price thereby increasing net average selling price for PhosLo.

Nabi-HB. Sales of Nabi-HB were $34.9 million for the first nine months of 2004 compared to $26.3 million in the comparable period of 2003, or an increase of 32%. Sales of Nabi-HB in 2004 benefited from an initial buy-in of product from a new contract entered into during the first quarter of 2004 with Novation LLC, or Novation. Under the terms of the agreement, we will supply finished Nabi-HB product to Novation for distribution through their Novaplus® Private Label Program. Sales of Nabi-HB are closely correlated with the number of hepatitis B liver transplants in the U.S. Internally generated data indicates that liver transplants for hepatitis B patients in the year to date period ended September 2004 have increased compared to the corresponding period in 2003. Sales of Nabi-HB have increased in line with the combined impact of year-to-date increases in liver transplants for hepatitis B patients, increased demand from our wholesaler customers in recognition of increasing hepatitis B liver transplants activity and the benefit from increased pricing that went into effect at the beginning of the year.

WinRho SDF. Sales of WinRho SDF for the first nine months of 2004 were $34.4 million compared to $37.6 million for the comparable period in 2003, or a decrease of 9%. Based on internally generated patient use data, we believe year-to-date patient demand for WinRho SDF for 2004 has remained essentially level with 2003 levels. Decreased sales of WinRho SDF for the first nine months of 2004 reflect the buying patterns of our wholesaler customers offset by the benefit of a price increase and a new contracting strategy that went into effect in January 2004. Our right to distribute WinRho SDF will end in March 2005.

Other biopharmaceutical products. Other biopharmaceutical products, which include Aloprim, Autoplex T, intermediate products manufactured in our plant and contract manufacturing were $5.5 million in the first nine months of 2004 compared to $6.4 million for the comparable period of 2003. Sales of Aloprim were essentially level for the first nine months of 2004 compared to 2003. Our review of internally generated patient use data for this product indicates that patient demand has increased in the 2004 period. The 2003 period benefited from the filling of backordered product from the manufacturer. Sales of Autoplex T were consistent in the first nine months of each of 2004 and 2003. Because our contract with the manufacturer of Autoplex ended on May 11, 2004, future sales of Autoplex T will be limited to sales from existing inventories on hand.

Total antibody sales for the first nine months of 2004 were $35.1 million compared to $53.2 million for the first nine months of 2003.

Non-specific antibody sales. Sales of non-specific antibodies for the first nine months of 2004 were $17.4 million compared to $37.1 million for the first nine months of 2003. Non-specific antibody sales decreased due to the impact of completing our obligations in April 2003 under a single contract retained by us following the sale of the majority of our antibody collection business and testing laboratory in September 2001. The purchaser of the majority of the antibody collection business and testing laboratory supplied us with non-specific antibodies to fulfill this obligation at the selling price under this contract. As a result, we did not record any margin under this contract. We reported sales under this arrangement because we retained the risk of credit loss associated with this customer. There were no such non-specific antibody sales in the first nine months of 2004 and $18.5 million of sales in the first nine months of 2003. Non-specific antibody sales from our antibody collection centers were $17.4 million in the first nine months of 2004 compared to $18.6 million in the first nine months of 2003 reflecting decreased production levels in the first nine months of 2004.

Specialty antibody sales. Specialty antibody sales were $17.6 million in the first nine months of 2004 compared to $16.2 million in the first nine months of 2003, primarily reflecting increased sales of anti-Rabies and anti-CMV antibodies. We have a contractual commitment to supply substantial quantities of RhoD antibodies at a low margin through 2004 to the purchaser of the majority of our antibody collection and laboratory testing business. This commitment limits our ability to sell these antibodies to other customers.

Gross margin. Gross margin for the first nine months of 2004 was $70.2 million, or 51% of sales, compared to $52.1 million, or 41% of sales, for the first nine months of 2003. The increase in gross margin for the first nine months of 2004 is principally the result of the increased sales of our higher margin biopharmaceutical products, PhosLo and Nabi-HB. Gross margin for each of the first nine months of 2004 and 2003 further benefited from non-performance penalty payments from the manufacturer of Autoplex T of $2.0 million and $5.9 million, respectively. The license and distribution agreement with the manufacturer of Autoplex T concluded May 11, 2004. Gross margin for the first nine months of 2004 also included excess plant capacity expense of $6.4 million resulting from decreased utilization of our Boca Raton, Florida manufacturing plant in the first nine months of 2004, compared to $2.2 million excess capacity expense for the first nine months of 2003. The decrease in utilization was expected as the manufacturing plant underwent minor modifications to comply with European Union, or EU, regulations in the first quarter of 2004, limiting manufacturing activities in that period as well as maintenance in the third quarter of 2004.

Royalty expense for the first nine months of 2004 was $12.9 million, or 13% of biopharmaceutical sales, compared to $13.7 million, or 18% of biopharmaceutical sales, for the first nine months of 2003. The decrease in royalty expense as a percentage of biopharmaceutical sales reflects the increase in total biopharmaceutical sales, primarily sales of PhosLo for which we pay no royalties, during the first nine months of 2004, the acquisition of Aloprim effective June 29, 2004 that reduces royalty expense to 15% of net sales of Aloprim from that date and decreased sales of WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expenses were $38.8 million for the first nine months of 2004 compared to $32.2 million for the first nine months of 2003. Increased selling, general and administrative expenses were primarily related to selling and marketing expense for PhosLo, initial commercialization activities in Europe and costs related to implementation of the requirements of Section 404 of the Sarbanes-Oxley Act. Selling, general and administrative expenses in the first nine months of 2003 included a $3.3 million expense related to the retirement of our former chief executive officer.

Research and development expense. Research and development expense was $46.0 million for the first nine months of 2004 compared to $18.2 million for the first nine months of 2003. Consistent with the strategic focus of our research and development activities, 82% of research and development expense in the first nine months of 2004 supported activity under our Gram-positive infections program. Clinical trial expense for the confirmatory Phase III clinical trial of StaphVAX initiated in late September 2003 increased substantially during the third quarter of 2004 as enrollment in the trial increased. There were limited Phase III clinical trial costs in the first nine months of 2003. Enrollment in this trial was completed in the third quarter of 2004 and the trial is expected to be completed in the third quarter of 2005 with the final patients enrolled in the trial to be followed from a twelve month period. In June 2004, we initiated an immunogenicity trial of StaphVAX in cardiovascular surgery patients as part of our strategy to broaden the potential patient population who would benefit from StaphVAX. The goal of this trial is to provide evidence that a vaccine against Staph aureus bacterial infections can raise high levels of antibodies capable of providing protection to patients at-risk for these infections. Also under the StaphVAX program, we incurred expenses related to establishing commercial scale manufacture of StaphVAX at Cambrex Bio Science, the manufacture of StaphVAX consistency lots at Cambrex Bio Science’s site and costs related to establishing commercial vaccine manufacturing capability at our Boca Raton, Florida facility. These expenses will continue for the remainder of 2004.

During the first nine months of 2004, we also incurred costs from an ongoing Phase II clinical trial of Altastaph being conducted under an agreement with Duke University in approximately 200 very low birth weight newborns. During the first nine months of 2003, we incurred costs for Altastaph clinical trials, although at a lower level. We expect to report results from this trial by the end of 2004.

In addition, we incurred costs from a Phase II clinical trial of NicVAX in smokers in the U.S. We also incurred clinical trial costs for NicVAX during the first nine months of 2003, although at a lower level. This trial is now complete and the results were reported in September 2004. This clinical trial has been substantially funded by our grant from the National Institute of Drug Abuse.

On October 5, 2004 we announced that we will initiate the CARE 2 study that will compare efficacy and arterial calcification in patients treated with PhosLo and Renagel (sevelamer hydrochloride) plus Lipitor.

The goal of the CARE 2 study is to prove that when patients with ESRD being treated with either PhosLo or Renagel achieve the same level of lipid control, there will be no significant difference in the development of coronary artery calcification. An additional goal of the trial is to demonstrate that patients treated with PhosLo will achieve superior control of serum phosphorous and calcium phosphorous product over a one-year follow-up period as compared to patients treated with Renagel. This study will replace the PhosLo PRECISE study.

In addition, in line with the recommendations in the K/DOQI guidelines issued by the NKF that CKD patients may benefit from phosphate binder therapy, we expect to initiate a study using PhosLo in CKD patients in the fourth quarter of 2004. This trial will seek to demonstrate that PhosLo can safely and effectively control parathyroid hormone, serum phosphorus and calcium phosphorus levels in CKD patients.

Research and development activities in the first nine months of 2004 further included costs to support our Nabi-HB Intravenous Biologics License Application filed with the FDA and preparation of materials for submitting MAAs for StaphVAX, PhosLo and Nabi-HB to European authorities in 2004. The MAA for Nabi-HB Intravenous was submitted to the Paul Erlich Institute in Germany on June 24, 2004 and has been accepted for review. This submission was filed through the Mutual Recognition Procedure, which targets initial approval in one country. Once approved in Germany, the dossier can then be used to seek approval in additional countries selected by us within the EU on a shortened timeline. In addition, our MAA filings are constructed in the Central Technical Document format, an international format that can be used in submissions to many additional countries worldwide without major modifications.

As a result of the activities described above, research and development expense for fiscal 2004 will increase from fiscal 2003.

Amortization of intangible assets. Amortization expense was $6.4 million for the first nine months of 2004 compared to $1.6 million for the first nine months of 2003. The increase in 2004 is due to amortization of the intangible assets recorded as part of the August 2003 acquisition of PhosLo.

Interest income. Interest income for the first nine months of 2004 was $1.1 million compared to $0.5 million for the comparable period of 2003. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities of three months or less. The increase in interest income reflects additional cash and cash equivalents available for investment in 2004.

Interest expense. Interest expense for the first nine months of 2004 was $2.1 million compared to $0.6 million of interest expense reported for the first nine months of 2003. Effective March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc. in order to avoid future costs for unused credit fees and other service charges. As a result of terminating the credit agreement, we incurred an early termination fee of $0.6 million and wrote off previously capitalized loan origination costs of $0.5 million. In addition, interest expense included $0.9 million for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo.

Other factors. The provision for income taxes was $10.8 million for the first nine months of 2004, compared to a benefit of $14 thousand for the first nine months of 2003. As a result of licensing the right to market StaphVAX and PhosLo in the EU to one of our ex-U.S. subsidiaries and in recognition of the value of the product rights developed and acquired by us, we realized a gain for U.S. tax reporting purposes of approximately $55 million. Although we recognized a consolidated operating loss on a GAAP basis during the first nine months and anticipate a loss for the full year, we nevertheless expect to incur income tax expense due to the U.S. taxable gain arising from licenses of these product rights to our non-U.S. subsidiary. We anticipate realizing deferred tax assets related to net operating loss carryforwards incurred in prior periods and the exercise of employee stock options to offset future cash payment for the reported U.S. taxable gain in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the nine months ended September 25, 2004 was $10.4 million. Our cash and cash equivalents at September 25, 2004 were $110.8 million compared to $115.8 million at December 27, 2003.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of September 25, 2004, our remaining obligation, net of discount, was $22.9 million. During the first nine months of 2004, we repaid approximately $5.3 million of this obligation.

In May 2004 we entered into an agreement to construct commercial scale vaccine manufacturing facility and install equipment in available space within our Boca Raton, Florida manufacturing plant. Under the terms of the agreement, as of September 25, 2004 we have a remaining commitment of $6.0 million that we expect to complete before the end of 2004. To date, we have incurred a total of $12.2 million to construct this vaccine manufacturing facility, including $9.3 million under our contractual commitment. We anticipate the total cost for the facility, including equipment, to be approximately $18 million to $20 million.

Under terms of an agreement entered into in October 2003 with Cambrex Bio Science, at September 25, 2004 we have a remaining commitment of $0.4 million including costs to acquire the rights to future commercial manufacturing capacity for StaphVAX at Cambrex Bio Science’s facility and to transfer commercial scale manufacture of StaphVAX to this facility. Through September 25, 2004, we have incurred $9.6 million in costs, of which a total of $3.0 million has been capitalized as a Manufacturing Right and included in intangible assets.

Capital expenditures were $15.2 million for the first nine months of 2004. Our capital expenditures are expected to total approximately $25 million for the full year 2004, including a total of approximately $18 million to $20 million to develop a vaccine manufacturing facility at our manufacturing plant in Florida.

In connection with an agreement related to the retirement of our former chief executive officer as of September 25, 2004 we have an obligation of $2.1 million in cash payments through December 2006. The current portion of this obligation is recorded in accrued expenses and the long-term portion is included in other liabilities at September 25, 2004.

During the first nine months of 2004, we received $8.4 million from the exercise of employee stock options.

Although we expect to incur income tax expense for the full year 2004 due to the U.S. taxable gain arising from licenses of product rights to one of our non-U.S. subsidiaries, we do not anticipate a significant cash outflow for income taxes. We anticipate realizing deferred tax assets related to net operating loss carryforwards incurred in prior periods to offset cash payment for the reported U.S. taxable gain in 2004.

In the first quarter of 2004, we ended our credit facility with Wells Fargo Foothill, part of Wells Fargo & Company.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first nine months of 2004. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program.

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

(Dollars in Thousands)	September 25, 2004	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	16.5 years
Tablet patent	11,381	2.5 years
Gelcap patent	80,670	16.5 years
Customer relationships	2,337	3.8 years
Covenant not to compete	508	13.8 years

PhosLo Related Intangible Assets	96,319
Less accumulated amortization	(9,627)

Total PhosLo Related Intangible Assets	$86,692

The trademark/tradename and gelcap patents’ useful lives are estimated to be the remaining life of the gelcap patent based on our assessment of the market for phosphate binders to treat hyperphosphatemia in end-stage renal failure patients and competitive therapies, forecasted growth in the number of patients and trends in patient care. The tablet patent’s useful life is estimated as the remaining life for the tablet patent based on the direct competitive benefits derived from the patent. The covenant not-to-compete is based on Braintree Laboratories, Inc.’s contractual agreement not to compete directly in the dialysis market for a period of 15 years following the closing of the transaction. We have established a useful life of 5 years following the closing of the transaction for customer relationships based on our review of the time that would be required by us to establish markets and customer relationships within the nephrology and dialysis market place. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful lives, we will record those changes in the period of that assessment.

Manufacturing Right

In October 2003, we established a contract manufacturing relationship with Cambrex Bio Science Baltimore, Inc, or Cambrex Bio Science. Under our agreement with Cambrex Bio Science, we are committed to make future payments to acquire the right to commercial manufacturing capacity for StaphVAX vaccine. As these payments are made, we intend to record a Manufacturing Right on our balance sheet, which we will amortize over the future period of commercial manufacture of StaphVAX at Cambrex Bio Science’s facility. If we determine that the manufacture of StaphVAX will not occur at Cambrex Bio Science’s facility, we will write off this Manufacturing Right in the period of that determination. As of September 25, 2004, we have recorded $3.0 million as a Manufacturing Right included in intangible assets, including $2.7 million during the first nine months of 2004.

Property, Plant and Equipment and Depreciation

We incurred total costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida. We received approval from the FDA to manufacture our antibody-based biopharmaceutical product, Nabi-HB, at this facility in October 2001. In constructing the facility we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first nine months of 2004, we recorded additional depreciation of $2.1 million under this policy, including $0.6 million in the third quarter of 2004. For the comparable periods of 2003, we recorded additional depreciation of $1.3 million and $0.4 million, respectively.

Accounts Receivable and Revenue Recognition

In the first nine months of 2004 and 2003, we had biopharmaceutical product sales of $103.1 million and $75.4 million, respectively. At September 25, 2004 and December 27, 2003 we had $34.7 million and $37.1 million, respectively, of accounts receivable including $30.5 million and $29.6 million, respectively, from biopharmaceutical sales. Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements, government payer rebates, customer returns of PhosLo and other wholesaler fees. At September 25, 2004 and December 27, 2003, we had $8.9 million and $7.3 million, respectively, recorded in accrued expenses related to these obligations.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At September 25, 2004 and December 27, 2003, we had inventory on hand of $21.5 million and $23.5 million respectively. In the nine months ended September 25, 2004, we recorded a provision for an inventory valuation allowance of $0.6 million. For the comparable period of 2003, we recorded a provision for an inventory valuation allowance of $1.6 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends, our expectations for sales trends in future periods and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified.

Income Taxes

We follow Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. Due to our planned European expansion, we have recognized our tax assets for the future use of net operating loss carryforwards and research and development tax credits that we have determined to be realizable. In future periods, if circumstances change we may have to record valuation allowances against some, or all, of our deferred tax assets. We recorded a tax provision for income taxes of $10.8 million for the nine months ended September 25, 2004 to reflect the impact of generating a taxable gain in the U.S. related to the transfer of certain rights to market our products StaphVAX and PhosLo in EU markets offset by utilization of net operating loss deferred tax assets generated in previous periods.

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

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries and one Luxembourg subsidiary. During the nine months ended September 25, 2004, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At September 25, 2004, we had cash equivalents in the amount of $110.8 million. We also had net notes payable for the acquisition of PhosLo of $22.9 million. Cash equivalents consist of money market funds and auction rate securities with maturities of three months or less placed with major financial institutions.

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

(In millions, except for percentages)	Estimated Fair Value at September 25, 2004
Assets:
Cash equivalents	$110.8
Average interest rate	1.2%
Liabilities:
Notes payable	$22.9
Average interest rate	4.5%

Item 4. Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of September 25, 2004. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 25, 2004. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by Nabi Biopharmaceuticals during the quarter ended September 25, 2004, of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/27/04-7/31/04	0	N/A	0	$3.1 million
8/1/04-8/28/04	0	N/A	0	$3.1 million
8/29/04-9/25/04	0	N/A	0	$3.1 million
Total:	0	N/A	0	$3.1 million

(1)	On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of the buy back program. Repurchased shares have been accounted for as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Thomas H. McLain and Nabi Biopharmaceuticals

10.2	Employment Agreement dated as of April 1, 2004 between Thomas H. McLain and Nabi Biopharmaceuticals

10.3	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Gary Siskowski and Nabi Biopharmaceuticals

10.4	Employment Agreement dated as of April 1, 2004 between Gary Siskowski and Nabi Biopharmaceuticals

10.5	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Henrik Rasmussen Ph.D, MD and Nabi Biopharmaceuticals

10.6	Employment Agreement dated as of April 1, 2004 between Henrik Rasmussen Ph.D, MD and Nabi Biopharmaceuticals

10.7	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Mark L. Smith and Nabi Biopharmaceuticals

10.8	Employment Agreement dated as of April 1, 2004 between Mark L. Smith and Nabi Biopharmaceuticals

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

(b)	Reports on Form 8-K:

On July 20, 2004, we furnished a current report on Form 8-K, reporting under Item 5. “Other Events and Regulation FD Disclosure” and Item 12. “Results of Operations and Financial Condition.”

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: October 25, 2004	By:	/s/ Mark L. Smith
Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Nabi Biopharmaceuticals

Exhibit Index

Exhibit No.	Description

10.1	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Thomas H. McLain and Nabi Biopharmaceuticals

10.2	Employment Agreement dated as of April 1, 2004 between Thomas H. McLain and Nabi Biopharmaceuticals

10.3	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Gary Siskowski and Nabi Biopharmaceuticals

10.4	Employment Agreement dated as of April 1, 2004 between Gary Siskowski and Nabi Biopharmaceuticals

10.5	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Henrik Rasmussen Ph.D, MD and Nabi Biopharmaceuticals

10.6	Employment Agreement dated as of April 1, 2004 between Henrik Rasmussen Ph.D, MD and Nabi Biopharmaceuticals

10.7	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Mark L. Smith and Nabi Biopharmaceuticals

10.8	Employment Agreement dated as of April 1, 2004 between Mark L. Smith and Nabi Biopharmaceuticals

10.9	Change in Control: Executive Compensation Package Agreement dated as of April 1, 2004 between Raafat Fahim Ph.D and Nabi Biopharmaceuticals

10.10	Employment Agreement dated as of April 1, 2004 between Raafat Fahim Ph.D and Nabi Biopharmaceuticals

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification