Form 10-Q
period 2005-03-26
NABI  BIOPHARMACEUTICALS
filed 2005-04-25
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at April 21, 2005 was 58,843,303 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	March 26, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$49,813	$94,759
Marketable securities	20,900	8,350
Restricted cash	677	672
Trade accounts receivable, net	20,442	32,405
Inventories, net	21,972	20,175
Prepaid expenses and other current assets	12,875	6,227

Total current assets	126,679	162,588

Property, plant and equipment, net	115,573	115,406
Other assets:
Intangible assets, net	87,606	89,728
Other, net	496	449

Total assets	$330,354	$368,171

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,509	$21,943
Accrued expenses	24,761	32,290
Notes payable and capital lease obligations, net	8,862	10,173

Total current liabilities	49,132	64,406
Notes payable and capital lease obligations, net	5,628	13,671
Other liabilities	5,875	5,773

Total liabilities	60,635	83,850
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 authorized; 59,590,737 and 59,428,941 shares issued, respectively	5,959	5,943
Capital in excess of par value	314,623	313,494
Treasury stock, 803,811 shares at cost	(5,297)	(5,297)
Accumulated deficit	(45,338)	(29,516)
Other accumulated comprehensive income	(228)	(303)

Total stockholders’ equity	269,719	284,321

Total liabilities and stockholders’ equity	$330,354	$368,171

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, except per share amounts)	For the Three Months Ended
	March 26, 2005	March 27, 2004
Sales	$26,076	$46,349
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	14,862	20,200
Royalty expense	2,199	3,575

Gross margin, excluding amortization of intangible assets	9,015	22,574

Selling, general and administrative expense	14,402	12,356
Research and development expense	15,255	11,429
Amortization of intangible assets	2,288	2,153
Other operating expense, principally freight	34	63

Operating loss	(22,964)	(3,427)

Interest income	554	336
Interest expense	(138)	(1,490)
Other income (expense), net	31	(1)

Loss before benefit (provision) for income taxes	(22,517)	(4,582)
Benefit (provision) for income taxes	6,695	(257)

Net loss	$(15,822)	$(4,839)

Basic and diluted loss per share	$(0.27)	$(0.08)

Basic and diluted weighted average shares outstanding	59,530	57,960

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
(In thousands)	For the Three Months Ended
	March 26, 2005	March 27, 2004
Cash flow from operating activities:
Net loss	$(15,822)	$(4,839)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,776	4,418
Interest expense on non-interest bearing notes	236	321
Provision for doubtful accounts	96	144
Provision for slow moving or obsolete inventory	676	310
Write-off of loan origination fees	—	539
Gain on sale of assets	(54)	(119)
Write-off of obsolete fixed assets	—	145
Deferred income taxes	(6,695)	—
Other, primarily foreign currency translation	74	—
Changes in assets and liabilities:
Trade accounts receivable	11,867	15
Inventories	(2,473)	1,966
Prepaid expenses and other current assets	41	1,042
Other assets	(47)	(38)
Accounts payable and accrued liabilities	(14,124)	1,022

Total adjustments	(5,627)	9,765

Net cash (used in) provided by operating activities	(21,449)	4,926

Cash flow from investing activities:
Purchases of marketable securities	(46,300)	—
Proceeds from sales of marketable securities	33,750	—
Proceeds from sales of assets	54	179
Capital expenditures	(2,463)	(1,424)
Expenditures for Manufacturing Rights	(166)	(1,453)

Net cash used in investing activities	(15,125)	(2,698)

Cash flow from financing activities:
Payment of notes payable, PhosLo acquisition	(9,518)	(4,083)
Proceeds from exercise of employee stock options	1,146	2,878

Net cash used in financing activities	(8,372)	(1,205)

Net (decrease) increase in cash and cash equivalents	(44,946)	1,023
Cash and cash equivalents at beginning of period	94,759	115,756

Cash and cash equivalents at end of period	$49,813	$116,779

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 OVERVIEW

We are a biopharmaceutical company focused on powering the immune system to develop and market products that fight serious medical conditions. By leveraging our experience and knowledge of the human immune system, we are poised to capture the large, commercial opportunities in our four core business areas: Gram-positive bacterial infections; hepatitis; kidney disease (nephrology); and nicotine addiction. We marketed four products during the first quarter of 2005 and have a number of products in various stages of clinical and preclinical development. In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

On April 19, 2005, we completed a private offering of $100.0 million of 2.875% Senior Convertible Notes due 2025 to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended, or Securities Act. See Note 13.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we will no longer distribute that product. We reported sales of WinRho SDF of $6.2 million and $9.3 million for the three months ended March 26, 2005 and March 27, 2004, respectively.

We are incorporated in Delaware. Our U.S. operations are headquartered in Boca Raton, Florida and our European offices are located in Bray, Ireland. We maintain our commercial and manufacturing operations in Boca Raton, Florida, and our research and development operations in Rockville, Maryland.

The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 25, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of March 26, 2005 and December 25, 2004, the consolidated results of our operations for the three months ended March 26, 2005 and March 27, 2004 and our cash flows for the three months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.

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

Basis of presentation: Certain items in the 2004 condensed consolidated financial statements have been reclassified to conform to the current year’s presentation.

New accounting pronouncements: In April 2005, the SEC announced that Statement of Financial Accounting Standard, or SFAS, No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred for certain public companies. SFAS 123R requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We believe implementation of SFAS No. 123R will be material to our reported results of operations. Using the Black- Scholes model for valuing stock options under SFAS No. 123R would result in pre-tax expense for options granted in prior years in the amount of $9.0 million, $9.4 million and $7.3 million for the years ending in 2005, 2006 and 2007, respectively. SFAS 123(R) will become applicable to us beginning January 1, 2006.

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

The following table summarizes our results as if we had recorded stock-based compensation expense for the three months ended March 26, 2005 and March 27, 2004, based on the provisions of SFAS No. 123, as amended by SFAS No. 148:

	For the Three Months Ended
(In thousands, except per share amounts)	March 26, 2005	March 27, 2004
Net loss:
As reported	$(15,822)	$(4,839)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	97
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(1,432)	(1,808)

Pro forma	$(17,254)	$(6,550)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.08)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(0.02)	(0.03)

Pro forma	$(0.29)	$(0.11)

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined using the first-in first-out (FIFO) method, are as follows:

(In thousands)	March 26, 2005	December 25, 2004
Finished goods	$14,260	$11,475
Work in process	6,827	7,826
Raw materials	885	874

Total	$21,972	$20,175

Work in process inventory at March 26, 2005 and December 25, 2004 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business. In addition, we have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Union, or EU, regulatory or FDA marketing approval (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval. As of March 26, 2005 and December 25, 2004, we had approximately $2.5 million and $2.3 million, respectively, of pre-launch inventories of StaphVAX and Nabi-HB Intravenous, pending final approval.

We record pre-launch inventory once the product has attained either a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, a Marketing Authorization Application, or MAA, or a Biologics License Application, or BLA, filing, and has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life.

If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write-off the related amounts of pre-launch inventory in the period of that determination. If we were required to write-off the $2.5 million recorded as pre-launch inventory at March 26, 2005, this amount would be considered by us to be material to our 2005 operating results for the three-months then ended.

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

A total of 1,677,088 and 2,502,491 shares of common stock equivalents have been excluded from the calculation of net loss per share for the periods ended March 26, 2005 and March 27, 2004 because their inclusion would be anti-dilutive.

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended
(In thousands)	March 26, 2005	March 27, 2004
Sales:
Biopharmaceutical products	$17,493	$33,936
Antibody products	8,583	12,413

Total	$26,076	$46,349

Gross Margin:
Biopharmaceutical products	$8,507	$21,560
Antibody products	508	1,014

Total	$9,015	$22,574

Operating loss:
Biopharmaceutical products	$(21,440)	$(2,394)
Antibody products	(1,524)	(1,033)

Total	$(22,964)	$(3,427)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

The following table reconciles reportable segment operating loss to loss before benefit (provision) for income taxes:

	For the Three Months Ended
(In thousands)	March 26, 2005	March 27, 2004
Reportable segment operating loss	$(22,964)	$(3,427)
Unallocated interest income	554	336
Unallocated interest expense	(138)	(1,490)
Unallocated other income (expenses), net	31	(1)

Loss before benefit (provision) for income taxes	$(22,517)	$(4,582)

NOTE 6 STOCK OPTIONS

During the first quarter of 2005, we granted options to purchase 225,000 shares of our common stock to our officers in connection with an annual officer stock option grant under our 2000 Equity Incentive Plan. In addition, we granted 33,750 options to purchase shares of our common stock, to non-officer employees in conjunction with their commencing employment or in connection with attaining years of service levels under our 1998 Non-Qualified Employee Stock Option Plan. Each of the grants of stock options made in 2005 had an exercise price equal to the market price of our common stock at the date of grant and vests to the optionee at a rate of 25% per annum, provided that on each vesting date the employee continues to be employed by us.

NOTE 7 PRODUCT ACQUISITIONS

In a transaction dated June 29, 2004, we exercised our right under our distribution agreement to acquire Aloprim from DSM Pharmaceuticals, Inc., or DSM. We paid a total of $1.0 million for the acquisition of Aloprim including payment of $0.8 million for the Aloprim product license at the closing of the purchase. We had previously paid $0.2 million in the fourth quarter of 2003. As a result of acquiring the Aloprim product license, future product royalties were set at 15% of net sales for five years. In conjunction with acquiring Aloprim, we entered into a manufacturing agreement requiring DSM to continue to supply product to us for a term of up to five years.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. PhosLo is currently approved for the control of hyperphosphatemia in patients with end-stage kidney (renal) failure. Under the terms of the agreement, we acquired the worldwide rights to PhosLo for payment of $60.3 million in cash, issuance of 1.5 million shares of our common stock at the closing date valued at $8.4 million and the payment of $30.0 million in cash over the period ending March 1, 2007. In addition, we paid total professional fees and closing costs of $0.9 million in connection with the acquisition. The discounted value of the future payment obligation on March 26, 2005 was $14.0 million and has been reported as Notes Payable. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility on August 4, 2003, the date of the closing of the agreement. Braintree will continue to manufacture the product for us under a long-term manufacturing agreement. Stonebridge Associates, LLC, an investment banking firm, the president of which is a member of our Board of Directors, acted as our financial adviser in connection with the PhosLo transaction and received a fee of approximately $0.3 million for its services upon consummation of this transaction.

The following table reconciles the notes payable related to the acquisition of PhosLo:

In thousands	March 26, 2005	December 25, 2004
Notes payable, PhosLo acquisition, net:
Notes payable, PhosLo acquisition	$13,988	$23,289
Less: Current maturities	(8,637)	(9,949)

Notes payable, PhosLo acquisition long-term	$5,351	$13,340

NOTE 8 CONTINGENT LIABILITIES, LEGAL PROCEEDINGS AND CAPITAL COMMITMENTS

Under the terms of our agreement with DSM, we have a remaining minimum purchase requirement of $2.8 million to purchase Aloprim over the period ending June 29, 2009. Our remaining purchase commitment requires us to purchase $0.4 million in 2005, $0.6 million in 2006, $0.7 million in 2007, $0.7 million in 2008 and $0.4 million in 2009.

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

NOTE 9 CREDIT FACILITY

On March 26, 2004, we cancelled our credit agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company that had an original term through June 2006. As a result of canceling the credit facility we incurred an early termination penalty of $0.6 million that has been included in interest expense in the first quarter of 2004. By canceling the credit agreement we avoided unused credit fees and other credit charges that would have been incurred during the remaining term of the agreement through June 2006. In addition, during the first quarter of 2004, we reported the write-off of previously capitalized loan origination fees of approximately $0.5 million recorded at the time of entering into the credit agreement that is also included in interest expense in the accompanying statement of operations.

NOTE 10 INCOME TAXES

During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $6.7 million income tax benefit for quarter ended March 26, 2005. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of us having tax planning strategies, that are prudent and feasible, which we intend to implement prior to the deferred assets expiring, we have determined that no valuation allowance is necessary at March 26, 2005 and do not anticipate that one would be necessary for the full year of 2005.

NOTE 11 SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	For the Three Months Ended
	March 26, 2005	March 27, 2004
Interest paid	$2	$610

Discount paid on non-interest bearing notes	$1,069	$549

Income taxes paid	$241	$37

NOTE 13 SUBSEQUENT EVENT

On April 19, 2005, we issued $100 million of our 2.875% Senior Convertible Notes due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. We granted the initial purchaser an option exercisable for 30 days to purchase up to an additional $20 million of notes solely to cover over allotments.

The notes were issued by us pursuant to an indenture between us and U.S. Bank National Association, as trustee. The notes are convertible, at the option of the holders, into shares of our common stock at a rate of 69.8348 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.32 per share, subject to adjustment upon the occurrence of certain events. The initial implied conversion price represents a 30% premium over the closing sale price of our common stock on April 13, 2005, which was $11.015 per share. The notes represent our general, unsecured obligations. The notes will be redeemable by us at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of notes may require us to repurchase the notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a biopharmaceutical company focused on powering the immune system to develop and market products that fight serious medical conditions. By leveraging our experience and knowledge of the human immune system, we are poised to capture the large, commercial opportunities in our four core business areas: Gram-positive bacterial infections; hepatitis; kidney disease (nephrology); and nicotine addiction. We marketed four products during the first quarter of 2005 and have a number of products in various stages of clinical and preclinical development. In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 26, 2005 and March 27, 2004. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

On April 19, 2005, we issued $100 million of our 2.875% Senior Convertible Notes due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act.

We intend to use the net proceeds from the offering for general corporate purposes and clinical trials, including advancing Altastaph™ [Staphylococcus aureus Immune Globulin (Human)] our antibody product in development for the treatment and prevention of S. aureus infections, for accelerating commercialization of StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), our lead product in clinical development to protect against Types 5 and 8 S. aureus infections, and advancing our next generation Gram-positive products, for business development activities, including product and technology acquisitions, and for working capital.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we will no longer distribute that product.

RESULTS OF OPERATIONS

Information concerning our sales by operating segments is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	March 26, 2005		March 27, 2004
Biopharmaceutical products:
-PhosLo	$3,756	14.4%	$11,337	24.5%
-Nabi-HB	6,684	25.6	11,218	24.2
-WinRho SDF	6,172	23.7	9,322	20.1
-Other biopharmaceuticals	881	3.4	2,059	4.4

Biopharmaceutical subtotal	17,493	67.1	33,936	73.2

Antibody products:
-Non-specific antibodies	4,845	18.6	6,143	13.3
-Specialty antibodies	3,738	14.3	6,270	13.5

Antibody subtotal	8,583	32.9	12,413	26.8

Total	$26,076	100.0%	$46,349	100.0%

FOR THE THREE MONTHS ENDED MARCH 26, 2005 AND MARCH 27, 2004

Sales. Total sales for the first quarter of 2005 were $26.1 million compared to $46.3 million for the first quarter of 2004.

Biopharmaceutical sales were $17.5 million for the first quarter of 2005 compared to $33.9 million for the first quarter of 2004.

PhosLo® (calcium acetate). Sales of PhosLo were $3.8 million for the first quarter of 2005 compared to $11.3 million for the first quarter of 2004. Sales of PhosLo reflected our strategic decision to aggressively convert patients from the PhosLo tablet formulation to the PhosLo gelcap formulation in 2005. We believe the PhosLo gelcap formulation, which is easier for patients to use, will enhance overall patient compliance with their prescriptions. The patent protection for the PhosLo gelcap formulation extends through April 2021. In line with this decision and orders received from wholesaler customers, we significantly reduced our inventory of PhosLo tablet formulation in the fourth quarter of 2004. We believe wholesaler customers increased their inventory levels in the fourth quarter of 2004 in response to a number of factors including increased patient demand for PhosLo and anticipation of price increases that went in to effect in the first quarter of 2005. As the initial transition to the PhosLo gelcap formulation has taken place, we believe overall wholesaler inventories of PhosLo were reduced in the first quarter of 2005. During the first quarter of 2004, sales of PhosLo benefited from increased capacity for the manufacture of PhosLo gelcaps that came on line in the quarter that allowed us to meet customer demand for this formulation of PhosLo and our wholesaler customers to increase their gelcap inventory levels.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB were $6.7 million for the first quarter of 2005 compared to $11.2 million for the first quarter of 2004. Sales of Nabi-HB are affected by the level of liver transplants for hepatitis B virus, or HBV, positive patients. Based on our review of internal tracking data, HBV liver transplant activity for HBV positive patients in the first quarter was below the comparable period in 2004. Sales for the first quarter of 2005 reflect this level of activity. Based on our internal review of market factors, including developments in patient treatment protocols, we believe that end user utilization of Nabi-HB will increase during the remainder of 2005. Sales of Nabi-HB in the first quarter of 2004 benefited from an initial buy-in of product from a contract entered into during the first quarter of 2004 with Novation LLC, or Novation. Under the terms of the agreement, we supply finished Nabi-HB product to Novation for distribution through their Novaplus® Private Label Program.

WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Sales of WinRho SDF were $6.2 million compared to $9.3 million for the first quarter of 2004. Our agreement with Cangene Corporation ended on March 24, 2005 and we will no longer distribute this product.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim™ [(Allopurinol sodium) for injection], intermediate products manufactured in our plant and Autoplex T. We also perform contract manufacturing for others. Other biopharmaceutical products sales decreased in comparison to sales of these products during the first quarter of 2004 primarily due to the introduction of a competitive product to Aloprim in late 2004 and the conclusion of our Autoplex T licensing agreement in May 2004, offset by increased contract manufacturing revenue in the first quarter of 2005.

Total antibody sales for the first quarter of 2005 were $8.6 million compared to $12.4 million for the first quarter of 2004.

Non-specific antibody sales. Sales of non-specific antibodies for the first quarter of 2005 were $4.8 million for the first quarter of 2004 compared to $6.1 million in the first quarter of 2005 as a result of decreased production levels during this period driven by increased production of specialty antibodies, including anti-HBs antibodies retained by us for the production of Nabi-HB in future periods.

Specialty antibody sales. Specialty antibody sales for the first quarter of 2005 were $3.7 million for the first quarter of 2004 compared to $6.3 million for the first quarter of 2005 primarily reflecting decreased sales of RhoD and anti-HBs antibodies. Sales of RhoD decreased due to the conclusion on December 31, 2004 of a contractual commitment to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at low margins. Anti-HBs antibody sales decreased as we retained the anti-HBs plasma collected in the first quarter of 2005 for the production of Nabi-HB in future periods.

Gross margin. Gross margin for the first quarter of 2005 was $9.0 million compared to $22.6 million for the first quarter of 2004. The decrease in gross margin for the first quarter of 2005 is primarily due to lower sales of our higher margin biopharmaceutical products in the quarter. Gross margin for the first quarter of 2004 also benefited from a non-performance penalty from the manufacturer of Autoplex T of $1.5 million under an agreement that ended in May 2004. During the first quarters of 2005 and 2004, gross margin included excess plant capacity expense of $2.1 million and $3.4 million, respectively, reflecting increased utilization of our Boca Raton, Florida manufacturing facility in the 2005 quarter. In first quarter 2004 our facility underwent minor modifications in order to be European Union compliant resulting in lower utilization in that quarter.

Royalty expense for the first quarter of 2005 was $2.2 million, or 12% of biopharmaceutical sales compared to $3.6 million, or 11% of biopharmaceutical sales, for the first quarter of 2004, primarily reflecting decreased sales of WinRho SDF.

Selling, general and administrative expense. Selling, general and administrative expenses were $14.4 million for the first quarter of 2005 compared to $12.4 million for the first quarter of 2004. This increase in selling, general and administrative expenses primarily related to initial commercialization activities in Europe as well as increased employee benefits costs.

Research and development expense. Research and development expense was $15.3 million for the first quarter of 2005 compared to $11.4 million for the first quarter of 2004. Consistent with the strategic focus of our research and development activities, 87% of research and development expense in the first quarter of 2005 was incurred to support activity under our Gram-positive infections program. Patient enrollment in our confirmatory Phase III clinical trial of StaphVAX was completed in the third quarter of 2004. Clinical trial expense during the first quarter of 2005 increased as compared to the first quarter of 2004 when patient enrollment was still underway. Based on the twelve-month follow-up period for all participants in the clinical trial, this trial will be completed in the third quarter of 2005. In addition, during the first quarter of 2005, we incurred costs related to establishing vaccine manufacturing capability at our facility in Boca Raton, Florida.

Amortization of intangible assets. Amortization expense was $2.3 million for the first quarter of 2005 compared to $2.2 million for the first quarter of 2004. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the first quarter of 2005 was $0.6 million compared to $0.3 million for the comparable period of 2004. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities or interest reset periods of three months or less.

Interest expense. Interest expense for the first quarter of 2005 was $0.1 million and compared to $1.5 million of interest expense reported for the first quarter of 2004. Effective March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc. in order to avoid future costs for unused credit limit fees and other service charges. As a result of terminating the credit agreement, we incurred an early termination fee of $0.6 million and wrote off previously capitalized loan origination costs of $0.5 million. In addition, interest expense included $0.2 million and $0.3 million, respectively, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo during the first three months of 2005 and 2004. During the first quarter of 2005, we capitalized interest of $0.1 million related to the construction of our vaccine manufacturing facility in Boca Raton, Florida.

Income taxes. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $6.7 million income tax benefit for quarter ended March 26, 2005 compared to a provision during the quarter ended March 27, 2004. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of us having tax planning strategies, that are prudent and feasible, which we intend to implement prior to the deferred assets expiring, we have determined that no valuation allowance is necessary at March 26, 2005 and do not anticipate that one would be necessary for the full year of 2005.

Stock option expensing. In April 2005, the SEC announced that implementation of Statement of Financial Accounting Standard, or SFAS, 123(R) Share Based Payment, has been deferred for certain public companies. As a result of this announcement, SFAS 123(R) will become applicable to us January 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 26, 2005 were $70.7 million compared to $103.1 million at December 25, 2004. Cash used by operations for the three months ended March 26, 2005 was $21.5 million reflecting our net loss for the quarter and reduction in accounts payable and accruals in connection with payments accrued in 2004 and payable in 2005 to establish our vaccine manufacturing capability, due Cangene Corporation related to distribution of WinRho SDF in the fourth quarter of 2004, sales deduction liabilities for sales reported in 2004 and compensation payments, partially offset by a reduction in accounts receivable of $11.9 million.

On April 19, 2005, we issued our 2.875% Senior Convertible Notes due 2025 with a principal amount of $100 million through a private offering to qualified institutional buyers as defined in Rule 144a under the Securities Act, for net proceeds of $97 million.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. During the first quarter of 2005 we repaid approximately $9.5 million of this obligation in accordance with the established repayment schedule.

Capital expenditures were $2.5 million for the first three months of 2005. Our capital expenditures are expected to total approximately $10 to $11 million for the full year 2005.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, as of March 26, 2005 we had an obligation of $1.7 million in cash payments through December 2006. The current portion of this obligation is recorded in accrued expenses and the long-term portion included in other liabilities at March 26, 2005.

During the first three months of 2005, we received $1.1 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions.

Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first quarters of 2005 or 2004. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program.

We believe that cash flow from operations and cash and cash equivalents on hand at March 26, 2005, in addition to the proceeds, received from the sale of our 2.875% Senior Convertible notes due April 2025 completed on April 19, 2005, will be sufficient to meet our anticipated cash requirements for operations for at least the next twelve months.

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

Accounts Receivable and Revenue Recognition

In the three months ended March 26, 2005, we had biopharmaceutical product sales of $17.5 million. At March 26, 2005, we had $20.4 million of trade accounts receivable including $15.7 million from biopharmaceutical sales.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, government payer rebates, customer returns of PhosLo and other wholesaler fees. At March 26, 2005, we had $6.5 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases and estimated inventory levels. If our actual experience was greater than our assumptions we would then record additional expenses in that period.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. We believe that such provisions are determinable due to the limited number of assumptions involved and the consistency of historical experience. Provision for chargebacks involves more subjective judgments and are more complex in nature. This provision is discussed in further detail below.

Chargebacks. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. We market products directly to wholesalers, distributors and homecare companies. We also market products indirectly to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as indirect customers. We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesaler customers to indirect customers. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves.

The following table represents the amounts we have accrued for sales deductions as of:

(In Thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 25, 2004	$4,417	$2,580	$1,067	$488	$8,552
Provision for sales	670	702	2,628	458	4,458
Actual credits utilized during the quarter ended March, 26 2005	(2,030)	(1,276)	(3,033)	(212)	(6,551)

Balance at March 26, 2005	$3,057	$2,006	$662	$734	$6,459

Inventory and Reserves for Slow Moving or Obsolete Inventory

At March 26, 2005, we had inventory, net on hand of $22.0 million. In the three months ended March 26, 2005, we recorded a provision for inventory valuation allowance of $0.7 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final EU regulatory or FDA marketing approval (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval. As of March 26, 2005, we had approximately $2.5 million of inventories, primarily work-in-process, related to StaphVAX and Nabi-HB Intravenous pending final regulatory approval.

We record pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase III clinical trial, or its equivalent, or a Marketing Authorization Application, or Biologics Licensing Application filing. Further, the product must have a well-characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment whereby anticipated future sales exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of product shelf life.

If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write the related amounts of pre-launch inventory off in the period of that determination. If we were required to write off the $2.5 million recorded as pre-launch inventory at March 26, 2005, this amount would be considered by us to be material to our operating results for the three months ended March 26, 2005.

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

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(In thousands)	March 26, 2005	Estimated remaining useful life
PhosLo related:
Trademark/tradename	$1,423	16.0 years
Tablet patent	11,381	2.0 years
Gelcap patent	80,670	16.0 years
Customer relationships	2,337	3.3 years
Covenant not to compete	508	13.3 years

Total PhosLo related intangible assets	96,319
Less accumulated amortization	(13,753)

Total	$82,566

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

Intangible Assets – Manufacturing Right

In October 2003, we entered into a contract manufacturing agreement with Cambrex Bio Science, Baltimore, Inc. or Cambrex Bio Science. In connection with this agreement, at March 26, 2005 we had capitalized $2.9 million, net, as a manufacturing right on our balance sheet. We have commenced amortization of the manufacturing right. Due to StaphVAX being a new product and the exact period of future economic benefit that will be derived from the sale of StaphVAX being difficult to determine, we have elected to amortize the manufacturing right on a straight-line basis over the extended term of our contract manufacturing agreement with Cambrex Bio Science, which may be extended, at our option, through October 2013. The contract extension is permitted under terms of the agreement with notice from us to Cambrex Bio Science. If we determine that the manufacture of StaphVAX will not occur at Cambrex Bio Science’s facility, or we assess that circumstances have resulted in changes to the carrying value of the intangible asset, we will write off this manufacturing right in the period of that determination.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first quarter of 2005 and the first quarter of 2004, we recorded additional depreciation of $0.8 million and $0.8 million, respectively, under this policy.

Income Taxes

We follow Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $6.7 million income tax benefit for quarter ended March 26, 2005 compared to a provision during the quarter ended March 27, 2004. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of us having tax planning strategies, that are prudent and feasible, which we intend to implement prior to the deferred assets expiring, we have determined that no valuation allowance is necessary at March 26, 2005 and do not anticipate that one would be necessary for the full year of 2005. We have recorded $4.6 million as a tax contingency reserve against certain of our deferred tax assets that is included in other long-term liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced that SFAS No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred to be effective for certain public companies. SFAS 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We believe implementation of SFAS No. 123(R) will be material to our reported results of operations. Using the Black-Scholes model for valuating stock options under FAS 148 would result in expense for options granted in prior years in the amount of $9.0 million, $9.4 million and $7.3 million for the years ending in 2005, 2006 and 2007, respectively. SFAS 123(R) will become applicable to us beginning January 1, 2006.

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

FORWARD LOOKING STATEMENTS

The part of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements, which involve risks and uncertainties. These statements are based on current expectations, estimates and projections about the industries in which we operate, management’s beliefs and assumptions made by management. Readers should refer to a discussion under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 25, 2004 concerning certain factors that could cause our actual results to differ materially from the results anticipated in such forward-looking statements. Said discussion and Risk Factors are hereby incorporated by reference into this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have two wholly-owned Irish subsidiaries and one Luxembourg subsidiary. During the three months ended March 26, 2005, we did not record any sales by our foreign subsidiaries. Two of our subsidiaries incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for certain of our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At March 26, 2005, we had cash and cash equivalents and marketable securities in the amount of $49.8 million and $20.9 million, respectively. In addition, we had notes payable for the acquisition of PhosLo of $14.0 million, net of imputed discount and capital lease obligations of $0.5 million.

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

(In millions, except for percentages)	Estimated Fair Value at March 26, 2005
Assets:
Cash, cash equivalents and marketable securities	$70.7
Average interest rate	2.4%
Liabilities:
Notes payable and capital lease obligations	$14.5
Average interest rate	4.5%

Item 4. Controls and Procedures

Remediation Steps to Address Material Weakness

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

Evaluation and Conclusion as of March 26, 2005

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of March 26, 2005. Based upon this evaluation and the remediation steps described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective of March 26, 2005. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 26, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by us of our common stock for each month included in our first quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/25/04-1/29/05	0	N/A	0	$3.1 million
1/30/05-2/26/05	0	N/A	0	$3.1 million
2/27/05-3/26/05	0	N/A	0	$3.1 million
Total:	0	N/A	0	$3.1 million

(1)	On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of the buy back program. Repurchased shares have been accounted for as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

10.1    Base Salary Levels of Executive Officers

31.1    Rule 13a-14(a)/15d-14(a) Certification

31.2    Rule 13a-14(a)/15d-14(a) Certification

32.1    Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: April 25, 2005	By:	/s/ Mark L. Smith
Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.	Description
10.1	Base Salary Levels of Executive Officers

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification