Form 10-Q
period 2005-06-25
NABI  BIOPHARMACEUTICALS
filed 2005-07-29
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at July 27, 2005 was 59,162,408 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	June 25, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$94,346	$94,759
Marketable securities	62,525	8,350
Restricted cash	677	672
Trade accounts receivable, net	29,309	32,405
Inventories, net	23,573	20,175
Prepaid expenses and other current assets	20,598	6,227

Total current assets	231,028	162,588

Property, plant and equipment, net	115,041	115,406
Other assets:
Intangible assets, net	85,433	89,728
Other, net	713	449

Total assets	$432,215	$368,171

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$16,529	$21,943
Accrued interest payable	639	—
Accrued expenses	29,891	32,290
Deferred revenue	5,184	—
Notes payable and capital lease obligations, net	7,316	10,173

Total current liabilities	59,559	64,406
2.875% Senior Convertible Notes, net	109,061	—
Notes payable and capital lease obligations, net	7,340	13,671
Other liabilities	5,539	5,773

Total liabilities	181,499	83,850

Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 authorized; 59,838,672 and 59,428,941 shares issued, respectively	5,984	5,943
Capital in excess of par value	316,371	313,494
Treasury stock, 805,769 and 803,811 shares at cost, respectively	(5,321)	(5,297)
Accumulated deficit	(66,268)	(29,516)
Other accumulated comprehensive loss	(50)	(303)

Total stockholders’ equity	250,716	284,321

Total liabilities and stockholders’ equity	$432,215	$368,171

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, except per share data)	For the Three Months Ended		For the Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Sales	$25,879	$47,992	$51,956	$94,341
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	15,368	17,339	30,231	37,539

Royalty expense	480	6,018	2,679	9,593

Gross margin, excluding amortization of intangible assets	10,031	24,635	19,046	47,209

Selling, general and administrative expense	17,231	14,481	31,633	26,837
Research and development expense	18,577	16,903	33,832	28,331
Amortization of intangible assets	2,222	2,167	4,511	4,320
Other operating expense, principally freight	122	130	155	193

Operating loss	(28,121)	(9,046)	(51,085)	(12,472)

Interest income	924	347	1,478	683
Interest expense	(891)	(318)	(1,029)	(1,808)
Other (expense) income, net	(215)	12	(184)	10

Loss before benefit (provision) for income taxes	(28,303)	(9,005)	(50,820)	(13,587)
Benefit (provision) for income taxes	7,373	(8,573)	14,068	(8,830)

Net loss	$(20,930)	$(17,578)	$(36,752)	$(22,417)

Basic and diluted loss per share	$(0.35)	$(0.30)	$(0.62)	$(0.38)

Basic and diluted weighted average shares outstanding	59,695	58,835	59,612	58,398

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
(In thousands)	For the Six Months Ended
	June 25, 2005	June 26, 2004
Cash flow from operating activities:
Net loss	$(36,752)	$(22,417)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,467	8,981
Amortization of debt issuance costs	36	—
Interest expense on non-interest bearing notes	475	588
Provision for doubtful accounts	104	378
Provision for slow moving or obsolete inventory	2,569	517
Write-off of loan origination fees	—	539
Gain on sale of assets	(54)	(119)
Non-cash compensation	599	578
Write-off of obsolete fixed assets	—	146
Deferred income taxes	(14,248)	5,052
Tax benefit from stock options exercised	—	3,777
Other, primarily foreign currency translation	252	—
Changes in assets and liabilities:
Trade accounts receivable	2,991	(8,360)
Inventories	(5,967)	596
Prepaid expenses and other current assets	(128)	2,238
Other assets	32	(31)
Deferred Revenue	5,184	—
Accounts payable and accrued liabilities	(7,639)	12,755

Total adjustments	(6,327)	27,635

Net cash (used in) provided by operating activities	(43,079)	5,218

Cash flow from investing activities:
Purchases of marketable securities	(116,825)	(56,000)
Proceeds from sales of marketable securities	62,650	—
Proceeds from sales of assets	54	179
Capital expenditures	(4,506)	(5,579)
Expenditures for manufacturing rights	(216)	(2,642)

Net cash used in investing activities	(58,843)	(64,042)

Cash flow from financing activities:
Payment of notes payable, PhosLo acquisition	(9,518)	(4,083)
Proceeds from issuance of convertible debt, net	108,730	—
Proceeds from exercise of employee stock options	2,297	8,153

Net cash provided by financing activities	101,509	4,070

Net decrease in cash and cash equivalents	(413)	(54,754)
Cash and cash equivalents at beginning of period	94,759	115,756

Cash and cash equivalents at end of period	$94,346	$61,002

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 OVERVIEW

We are a biopharmaceutical company that leverages our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are poised to capture large, commercial opportunities in our core business areas: Gram-positive bacterial infections, hepatitis, kidney disease (nephrology), and opportunistically in nicotine addiction. We have three products on the market today: PhosLo® (calcium acetate), Nabi-HB® [Hepatitis B Immune Globulin (Human)], and Aloprim™ [Allopurinol sodium (for injection)] and a number of products in various stages of clinical and preclinical development. We filed a Marketing Authorization Application in Europe for our product candidate, StaphVAX® [Staphylococcus aureus Polysaccharide Conjugate Vaccine], in December 2004. The application was accepted for review in January 2005. StaphVAX is currently in a confirmatory Phase III clinical trial in the U.S.. StaphVAX is designed to prevent the most dangerous and prevalent strains of S. aureus bacterial infections. S. aureus bacteria are a major cause of hospital-acquired infections and are becoming increasingly resistant to antibiotics. Our other products in development include Altastaph™ [Staphylococcus aureus Immune Globulin Intravenous (Human)], an antibody for prevention and treatment of S. aureus infections, NicVAX™ [Nicotine Conjugate Vaccine], a vaccine to treat nicotine addiction, and Civacir™ [Hepatitis C Immune Globulin (Human)], an antibody for preventing hepatitis C virus re-infection in liver transplant patients.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and we sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

On April 19, 2005, we completed a private offering of $100.0 million of 2.875% Senior Convertible Notes due 2025 to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. On May 13, 2005 the initial purchasers exercised $12.4 million of their option to purchase additional notes to cover over allotments. See Note 8.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product. We reported sales of WinRho SDF of $6.2 million and $26.6 million for the six months ended June 25, 2005 and June 26, 2004, respectively.

We are incorporated in Delaware. Our global and U.S. operations are headquartered in Boca Raton, Florida and our European operations are headquartered in Bray, Ireland. We maintain our global manufacturing operations in Boca Raton, Florida, and our global research and development operations in Rockville, Maryland.

The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 25, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of June 25, 2005 and December 25, 2004, the consolidated results of our operations for the three and six months ended June 25, 2005 and June 26, 2004 and our cash flows for the six months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.

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

Basis of presentation: Certain items in the 2004 condensed consolidated financial statements have been reclassified to conform to the current year’s presentation, including the Company’s investment in auction rate securities totaling $56.0 million at June 26, 2004 that are included in Marketable Securities, which were previously included in Cash and Cash Equivalents.

Revenue recognition: Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, government payer rebates, customer returns and other wholesaler fees. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. Under this policy, we deferred revenue of $5.2 million at June 25, 2005.

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

The following table summarizes our results as if we had recorded stock-based compensation expense for the three and six months ended June 25, 2005 and June 26, 2004, based on the provisions of SFAS No. 123, as amended by SFAS No. 148:

	For the Three Months Ended
(In thousands, except per share amounts)	June 25, 2005	June 26, 2004
Net loss:
As reported	$(20,930)	$(17,578)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	31
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(1,523)	(1,096)

Pro forma	$(22,453)	$(18,643)

Basic and diluted loss per share:
As reported	$(0.35)	$(0.30)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(0.03)	(0.02)

Pro forma	$(0.38)	$(0.32)

	For the Six Months Ended
(In thousands, except per share amounts)	June 25, 2005	June 26, 2004
Net loss:
As reported	$(36,752)	$(22,417)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	128
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(2,980)	(2,194)

Pro forma	$(39,732)	$(24,483)

Basic and diluted loss per share:
As reported	$(0.62)	$(0.38)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(0.05)	(0.04)

Pro forma	$(0.67)	$(0.42)

New accounting pronouncements: In April 2005, the SEC announced that Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, had been deferred. SFAS No. 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We believe implementation of SFAS No. 123(R) will be material to our reported results of operations. Using the Black-Scholes model for valuing stock options under SFAS No. 123(R) would result in pre-tax expense for options granted in prior years in the amount of $11.0 million and $9.6 million in 2006 and 2007, respectively. SFAS No. 123(R) will become applicable to us beginning January 1, 2006.

In December 2004, the FASB announced that SFAS No. 151, Inventory Costs, is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in Accounting Principal Board 43. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We will evaluate the requirements of the final standard to determine the impact on our financial condition, results of operations or cash flows, if any.

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(In thousands)	June 25, 2005	December 25, 2004
Finished goods	$13,159	$11,475
Work in process	9,439	7,826
Raw materials	975	874

Total	$23,573	$20,175

Work in process inventory at June 25, 2005 and December 25, 2004 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business. In addition, we have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA or European Medicines Agency, or EMEA, approval (i.e., pre-launch inventories). Marketing approval from EMEA is required before we can sell our products in Europe like FDA approval is required in the U.S.. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval. As of June 25, 2005, we had approximately $1.9 million of pre-launch StaphVAX inventory and at December 25, 2004 we had approximately $2.3 million of pre-launch inventories of StaphVAX and Nabi-HB Intravenous, pending final approval.

We record pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. During the second quarter of 2005, we wrote off $0.8 million of Nabi-HB Intravenous as a result of the comparison of pre-launch inventory shelf life not being sufficient compared to our projected timing for sales of the product.

If approval for these product candidates is not received, or approval is not timely compared to our estimates for product shelf life, we will write off the related amounts of pre-launch inventory in the period of that determination. If our analysis indicated that we were required to write off the $1.9 million of StaphVAX pre-launch inventory recorded at June 25, 2005, we would consider this amount to be material to our 2005 operating results.

NOTE 4 LOSS PER SHARE

Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the “treasury stock” method.

A total of 1,574,420 and 2,404,981 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended June 25, 2005 and June 26, 2004, respectively, because their inclusion would be anti-dilutive. In addition, a total of 1,625,754 and 2,453,736 common stock equivalents have been excluded from the calculation of net loss per share in the six months ended June 25, 2005 and June 26, 2004, respectively, because their inclusion would be anti-dilutive.

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Sales:
Biopharmaceutical products	$14,500	$36,296	$31,994	$70,231
Antibody products	11,379	11,696	19,962	24,110

Total	$25,879	$47,992	$51,956	$94,341

Gross Margin:
Biopharmaceutical products	$8,166	$23,199	$16,673	$44,758
Antibody products	1,865	1,436	2,373	2,451

Total	$10,031	$24,635	$19,046	$47,209

Operating loss:
Biopharmaceutical products	$(27,340)	$(8,593)	$(48,780)	$(11,050)
Antibody products	(781)	(453)	(2,305)	(1,422)

Total	$(28,121)	$(9,046)	$(51,085)	$(12,472)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product. Sales for the second quarter of 2004 included $17.3 million of WinRho SDF. WinRho SDF sales for the six months ended June 25, 2005 were $6.2 million compared to $26.6 million for the same period in 2004.

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Operating loss by Region:
U.S.	$(23,373)	$(8,077)	$(42,295)	$(11,262)
Ex-U.S.	(4,748)	(969)	(8,790)	(1,210)

Total	$(28,121)	$(9,046)	$(51,085)	$(12,472)

Our ex-U.S. operating loss results from initial commercialization activities to expand our biopharmaceutical products business to the EU and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss to loss before benefit (provision) for income taxes:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Reportable segment operating loss	$(28,121)	$(9,046)	$(51,085)	$(12,472)
Unallocated interest income	924	347	1,478	683
Unallocated interest expense	(891)	(318)	(1,029)	(1,808)
Unallocated other (expense) income, net	(215)	12	(184)	10

Loss before benefit (provision) for income taxes	$(28,303)	$(9,005)	$(50,820)	$(13,587)

NOTE 6 STOCK OPTIONS

During the first six months of 2005, we granted options to purchase 225,000 shares of our common stock to our officers in connection with an annual officer stock option grant under our 2000 Equity Incentive Plan. In addition, we granted 1,361,872 options, of which 1,328,122 were granted during the second quarter, to purchase shares of our common stock to non-officer employees in conjunction with an annual non-officer employee stock option grant, their commencing employment or in connection with attaining years of service levels under our 1998 Non-Qualified Employee Stock Option Plan and our 2000 Equity Incentive Plan. During the first six months of 2005, we also granted options to purchase 72,000 shares of our common stock, all of which were granted during the second quarter, to our non-employee directors in connection with an annual director stock option grant under our 2004 Stock Plan for Non-Employee Directors.

NOTE 7 TREASURY STOCK

On May 27, 2005, a member of our Board of Directors exercised stock options to purchase 7,500 shares of our common stock. In addition, on April 5, 2004, a former officer of the Company exercised stock options for 6,250 shares of our common stock. The purchases were paid for by delivery of 1,958 shares of common stock and 3,496 shares of common stock, respectively, valued at approximately $24 thousand and $57 thousand for the respective transactions. In each of the transactions, the shares delivered had been acquired more than six months previously. These shares have been accounted for as treasury stock.

NOTE 8 DEBT

Debt consists of the following:

(In thousands)	June 25, 2005	December 25, 2004
Current maturities:
Notes payable, PhosLo acquisition	$7,091	$9,949
Capital lease obligations	225	224

Total current maturities	7,316	10,173

Long term debt, net of current maturities:
Notes payable, PhosLo acquisition long-term	7,117	13,340
Capital lease obligations	223	331

Long term notes payable and capital lease obligations, net	7,340	13,671

2.875% Senior Convertible Notes, net	109,061	—

Total long-term debt	116,401	13,671

Total debt	$123,717	$23,844

On April 19, 2005, we issued $100 million of our 2.875% Senior Convertible Notes due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005 the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Notes to cover over allotments.

The Convertible Notes were issued pursuant to an indenture between U.S. Bank National Association, as trustee, and us. The Convertible Notes are convertible, at the option of the holders, into 7,849,432 shares of our common stock at a rate of 69.8348 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.32 per share, subject to adjustment upon the occurrence of certain events. The initial implied conversion price represents a 30% premium over the closing sale price of our common stock on April 13, 2005, which was $11.015 per share. The Convertible Notes, which represent our general, unsecured obligations, will be redeemable by us at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Convertible Notes may require us to repurchase them for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

The following table reconciles the net proceeds received from the issuance of Convertible Notes:

(In thousands)
Cash received:
Proceeds from issuance	$112,400

Professional fees paid:
Discount granted to initial purchasers	(3,372)
Legal and accounting fees	(256)
Other	(42)

(3,670)

Net proceeds	$108,730

Interest on the Convertible Notes is payable on each April 15 and October 15, beginning October 15, 2005. Interest of $0.6 million has been accrued through June 25, 2005. The $3.4 million discount granted to the initial purchaser and the $0.3 million of deferred costs are being amortized to interest expense through April 15, 2020, the maturity date of the Convertible Notes.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. Under the terms of the agreement to acquire PhosLo, we agreed to pay $30.0 million in cash over the period ending March 1, 2007. The discounted value of the future payment obligation on June 25, 2005 was $14.2 million and has been reported as Notes payable, PhosLo acquisition. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement.

NOTE 9 CONTINGENT LIABILITIES, LEGAL PROCEEDINGS AND CAPITAL COMMITMENTS

Under the terms of our agreement with DSM Pharmaceuticals, Inc., pursuant to which we acquired rights to Aloprim, we have a remaining minimum requirement to purchase $2.8 million of Aloprim over the period ending June 29, 2009. Our remaining purchase commitment requires us to purchase $0.4 million in 2005, $0.6 million in 2006, $0.7 million in 2007, $0.7 million in 2008 and $0.4 million in 2009.

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

In connection with the construction of our vaccine manufacturing facility, certain contractors have filed liens against us totaling approximately $3.2 million.

NOTE 10 CREDIT FACILITY

On March 26, 2004, we cancelled our credit agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which had an original term through June 2006. As a result of canceling the credit facility we incurred an early termination penalty of $0.6 million that has been included in interest expense in the first six months of 2004. By canceling the credit agreement we avoided unused credit fees and other credit charges that would have been incurred during the remaining term of the agreement through June 2006. In addition, during the first six months of 2004, we reported the write-off of previously capitalized loan origination fees of approximately $0.5 million recorded at the time of entering into the credit agreement that is also included in interest expense in the accompanying statement of operations.

NOTE 11 INCOME TAXES

During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $14.1 million income tax benefit for the six months ended June 25, 2005. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of our tax planning strategies that we believe are prudent and feasible, which we intend to implement prior to the expiration of the deferred tax assets, we have determined that no valuation allowance is necessary at June 25, 2005 and do not anticipate that one will be necessary at December 31, 2005. At June 25, 2005 we have recorded $4.6 million as a tax contingency reserve against certain of our deferred tax assets that is included in other long-term liabilities.

NOTE 12 SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended
(In thousands)	June 25, 2005	June 26, 2004
Interest paid	$3	$611

Discount paid on non-interest bearing notes	$1,054	$—

Income taxes paid	$24	$72

Supplemental non-cash financing and investing activities:
Warrants exercised in exchange for common stock	$—	$1,000

Stock options exercised in exchange for common stock	$93	$101

NOTE 13 SUBSEQUENT EVENT

On June 30, 2005, we entered into a lease for a new research and development facility in Gaithersburg, Maryland. We decided to enter into the lease for the expanded facility at this time because of the favorable terms offered by the Landlord. We anticipate that the new research and development facility will enable us to consolidate our Maryland regulatory, clinical, research and development operations, currently located in several buildings in Rockville, Maryland, into a single facility, and allow physical capacity for future growth without increasing in our net facility rent payments through 2008.

The term of the lease commenced on June 30, 2005 with an initial term of 12.5 years, ending on December 31, 2017. Our obligation to pay rent commences January 1, 2006. The initial base rent will be approximately $2.3 million, adjusted annually by 3% as of January 1st of each year. The base rent will be reduced by credits up to $1.1 million, $0.9 million, and $0.8 million in 2006, 2007 and 2008, respectively. The net amount paid in 2006 is intended to approximate our rent payments for the Rockville, Maryland facilities during that year, based on current lease obligations. We are responsible for payments of operating expenses and taxes for the Gaithersburg, Maryland premises. The Landlord has agreed that approximately $13.3 million of tenant improvements will be made to the Gaithersburg premises, including an allowance of $5.1 million for certain of these improvements that is included in the base rent. The Landlord will loan us up to an additional $8.2 million for the balance of the tenant improvements. The outstanding principal of the loan will bear simple interest at 6% per annum for the first twenty-four months after the rent commencement date. However, if we repay the loan during that period, no interest will be due. We may terminate the lease with respect to all or part of the premises on or before November 1, 2005 by written notice accompanied by a $0.8 million termination fee.

We have begun the process of transitioning from our existing facilities in Rockville to the new facility in Gaithersburg and expect that the transition to be completed during the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended June 25, 2005 and June 26, 2004. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We are a biopharmaceutical company that leverages our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are poised to capture large, commercial opportunities in our core business areas: Gram-positive bacterial infections, hepatitis, kidney disease (nephrology), and opportunistically in nicotine addiction. We have three products on the market today: PhosLo® (calcium acetate), Nabi-HB® [Hepatitis B Immune Globulin (Human)], and Aloprim™ [Allopurinol sodium (for injection)] and a number of products in various stages of clinical and preclinical development. We filed a Marketing Authorization Application in Europe for our product candidate, StaphVAX® [Staphylococcus aureus Polysaccharide Conjugate Vaccine], in December 2004. The application was accepted for review in January 2005. StaphVAX is currently in a confirmatory Phase III clinical trial in the U.S.. StaphVAX is designed to prevent the most dangerous and prevalent strains of S. aureus bacterial infections. S. aureus bacteria are a major cause of hospital-acquired infections and are becoming increasingly resistant to antibiotics. Our other products in development include Altastaph™ [Staphylococcus aureus Immune Globulin Intravenous (Human)], an antibody for prevention and treatment of S. aureus infections, NicVAX™ [Nicotine Conjugate Vaccine], a vaccine to treat nicotine addiction, and Civacir™ [Hepatitis C Immune Globulin (Human)], an antibody for preventing hepatitis C virus re-infection in liver transplant patients.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and we sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

On April 19, 2005, we issued $100 million of our 2.875% Senior Convertible Notes due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005 the initial purchasers exercised $12.4 million of their option to purchase additional notes to cover over allotments.

We intend to use the net proceeds from the offering for general corporate purposes and clinical trials, including advancing Altastaph™ [Staphylococcus aureus Immune Globulin (Human)], our antibody product in development for the treatment and prevention of S. aureus infections, accelerating commercialization of StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine), our lead product in clinical development to protect against Types 5 and 8 S. aureus infections, and advancing our other next generation Gram-positive products, and for business development activities, including product and technology acquisitions, and for working capital.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product.

RESULTS OF OPERATIONS

Information concerning our sales by operating segment is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	June 25, 2005		June 26, 2004
Biopharmaceutical products:
-PhosLo	$3,195	12.3%	$7,793	16.2%
-Nabi-HB	10,930	42.2	9,916	20.7
-WinRho SDF	—	—	17,280	36.0
-Other biopharmaceuticals	375	1.5	1,307	2.7

Biopharmaceutical subtotal	14,500	56.0	36,296	75.6

Antibody products:
-Non-specific antibodies	5,139	19.9	4,948	10.3
-Specialty antibodies	6,240	24.1	6,748	14.1

Antibody subtotal	11,379	44.0	11,696	24.4

Total	$25,879	100.0%	$47,992	100.0%

	For the Six Months Ended
(In thousands, except percentages)	June 25, 2005		June 26, 2004
Biopharmaceutical products:
-PhosLo	$6,951	13.4%	$19,130	20.3%
-Nabi-HB	17,616	33.9	21,134	22.4
-WinRho SDF	6,172	11.9	26,602	28.1
-Other biopharmaceuticals	1,255	2.4	3,365	3.6

Biopharmaceutical subtotal	31,994	61.6	70,231	74.4

Antibody products:
-Non-specific antibodies	9,984	19.2	11,091	11.8
-Specialty antibodies	9,978	19.2	13,019	13.8

Antibody subtotal	19,962	38.4	24,110	25.6

Total	$51,956	100.0%	$94,341	100.0%

FOR THE THREE MONTHS ENDED JUNE 25, 2005 AND JUNE 26, 2004

Sales. Total sales for the second quarter of 2005 were $25.9 million compared to $48.0 million for the second quarter of 2004.

Biopharmaceutical sales were $14.5 million in the second quarter of 2005 compared to $36.3 million for the second quarter of 2004. Sales for the second quarter of 2004 included $17.3 million in sales of WinRho SDF, which we stopped selling on March 24, 2005.

PhosLo® (calcium acetate). Sales of PhosLo were $3.2 million for the second quarter of 2005 compared to $7.8 million for the second quarter of 2004.

Based on our review of third party prescription data, total prescriptions for PhosLo increased by almost 2% year-over-year in the second quarter of 2005. However, our internal analysis at the end of the second quarter indicated that overall inventories of PhosLo at wholesalers were approximately eight to nine months on hand. Although our current projections for patient utilization of the product support that patient use will increase in the second half of the year, these projections no longer support an increase in patient utilization that would drive a significant reduction in wholesaler inventory levels. In accordance with SEC guidance for revenue recognition and our stated revenue recognition accounting policy, we have elected to defer revenue recognition on second quarter shipments of PhosLo totaling $5.2 million. This product has been shipped and has been billed to customers on normal payment terms. However, revenue will be deferred until there is a reduction in inventory levels at our wholesaler customers measured in terms of patient utilization. PhosLo revenue for the second quarter also reflects the impact in the current period of increasing our price for the product effective July 1, 2005 by 40%, which has the effect of increasing our chargeback liability for inventory on hand at wholesaler customers and reducing the sales price we can recognize in the current period.

In planning for 2005, we announced that we were aggressively transitioning the market from the tablet formulation of PhosLo to the more patient friendly gelcap formulation of PhosLo. Based on inventory data at our wholesaler customers, we currently project that the conversion to PhosLo gelcaps will be completed during the third quarter of fiscal 2005.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB were $10.9 million for the second quarter of 2005 compared to $9.9 million for the second quarter of 2004. The level of liver transplants for hepatitis B virus, or HBV, positive patients affects sales of Nabi-HB. Based on our review of internal tracking data, we believe that HBV liver transplant activity for HBV positive patients during the second quarter was below the comparable period in 2004. The impact of lower HBV liver transplant activity, however, was substantially offset by increased market share for Nabi-HB.

WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Our agreement with Cangene Corporation ended on March 24, 2005 when we ceased distributing this product.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim™ [(Allopurinol sodium) for injection], and intermediate products manufactured in our plant. We also perform contract manufacturing for others. Other biopharmaceutical products sales for the second quarter of 2005 decreased in comparison to sales of these products during the second quarter of 2004 due primarily to lower sales of Aloprim following introduction of a competitive product in late 2004, and decreased contract manufacturing revenue in the second quarter of 2005.

Total antibody sales for the second quarter of 2005 were $11.4 million compared to $11.7 million for the second quarter of 2004.

Non-specific antibody sales. Sales of non-specific antibodies for the second quarter of 2005 remained essentially flat at $5.1 million compared to $4.9 million in the second quarter of 2004.

Specialty antibody sales. Specialty antibody sales were $6.2 million for the second quarter of 2005 compared to $6.7 million for the second quarter of 2004 primarily reflecting decreased sales of RhoD, anti-HBs and anti-Rabies antibodies, partially offset by increased anti-Tetanus sales. Sales of RhoD antibodies decreased due to the conclusion on December 31, 2004 of a contractual commitment to supply substantial quantities to the purchaser of the majority of our antibody collection and laboratory testing business at low margins. There were no sales under this agreement in the second quarter of 2005. Anti-HBs antibody sales decreased as we retained the anti-HBs plasma collected in the second quarter of 2005 for the production of Nabi-HB in future periods.

Gross margin. Gross margin for the second quarter of 2005 was $10.0 million, or 39% of sales compared to $24.6 million, or 51% of sales for the second quarter of 2004. The decrease in gross margin as measured in dollars for the second quarter of 2005 is primarily due to the expiration of the WinRho SDF distribution agreement. Gross margin for the second quarter of 2004 also benefited from a non-performance penalty from the manufacturer of Autoplex T of $0.5 million under an agreement that ended in May 2004. Gross margin in the second quarter of 2005 decreased due to the deferral of $5.2 million in PhosLo sales and increased chargeback accruals related to an announced price increase for PhosLo effective July 1, 2005. Also during the second quarter of 2005 we reserved Nabi-HB material totaling $1.9 million comprising inventory that was damaged at a contract filling site and pre-launch Nabi-HB Intravenous that was reserved due to product dating. Partially offsetting these negative margin factors, gross margin for the second quarter of 2005 included no excess plant capacity expense versus a charge of $1.6 million for the second quarter of 2004, reflecting increased utilization of our Boca Raton, Florida manufacturing facility primarily for the manufacture of our own products in the 2005 quarter. In the second quarter of 2004 our facility underwent minor modifications in order to be European Union, or EU, compliant resulting in lower utilization in that quarter.

Royalty expense for the second quarter of 2005 was $0.5 million, or 3% of biopharmaceutical sales, compared to $6.0 million, or 17% of biopharmaceutical sales, for the second quarter of 2004, reflecting the expiration of the WinRho SDF distribution agreement and an associated royalty obligation based on product sales.

Selling, general and administrative expense. Selling, general and administrative expenses were $17.2 million for the second quarter of 2005 compared to $14.5 million for the second quarter of 2004. This increase in selling, general and administrative expenses is primarily due to activities related to ongoing market research and increased use of consultants supporting preparation for the future launch of StaphVAX.

Research and development expense. Research and development expense was $18.6 million for the second quarter of 2005 compared to $16.9 million for the second quarter of 2004. Consistent with our strategic focus, 86% of research and development expense in the second quarter of 2005 was incurred to support activity under our Gram-positive infections franchise. Patient enrollment in our confirmatory Phase III clinical trial of StaphVAX was completed in the third quarter of 2004. Clinical trial expense during the second quarter of 2005 increased as compared to the second quarter of 2004 when patient enrollment was still underway. Based on the twelve-month follow-up period for all participants in the clinical trial, this trial will be completed in the third quarter of 2005. In addition, during the second quarter of 2005 we incurred costs related to establishing vaccine manufacturing capability at our facility in Boca Raton, Florida. During the second quarter of 2005, in support of our Biologics License Application, or BLA, expected to be filed by the end of 2005, we also completed a StaphVAX immunogenicity study in cardiovascular patients and initiated a StaphVAX immunogenicity study in orthopedic surgery patients and bridging and consistency lot studies for StaphVAX. We also initiated our first European study of StaphVAX in collaboration with the Health Protection Agency in the UK. This is a safety and immunogenicity study in orthopedic surgery patients. Also, as part of the development of our Gram-positive infections franchise, in the second quarter we initiated a phase I study of our S. epidermidis vaccine, which is being developed to prevent staphylococcus epidermidis infections in at-risk patients, and began preparations for a future clinical trial of Altastaph.

In our PhosLo clinical program, during the quarter we initiated the PhosLo EPICK study in pre-dialysis chronic kidney disease, or CKD, patients and continued enrollment in the CARE2 clinical trial comparing the clinical results of using PhosLo plus Lipitor to the competitive product, Renagel, plus Lipitor over an extended period when patients’ cholesterol levels are controlled.

Amortization of intangible assets. Amortization expense of $2.2 million for the second quarter of 2005 was flat compared to the second quarter of 2004. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the second quarter of 2005 was $0.9 million compared to $0.3 million for the comparable period of 2004. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income is primarily related to increased average cash balances for the period following issuance of $112.4 million of our 2.875% Senior Convertible Notes during the quarter.

Interest expense. Interest expense for the second quarter of 2005 was $0.9 million compared to $0.3 million of interest expense reported for the second quarter of 2004. Included in interest expense for the second quarter of 2005 is $36 thousand in amortization of debt issuance costs and $0.6 million of accrued interest associated with our 2.875% Senior Convertible Notes. In addition, interest expense included $0.2 million and $0.3 million, respectively, during the second quarter of 2005 and 2004, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo.

Income taxes. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $7.4 million income tax benefit for the quarter ended June 25, 2005 compared to an $8.6 million provision during the quarter ended June 26, 2004. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of our tax planning strategies, that we believe are prudent and feasible, which we would implement prior to the expiration of our deferred tax assets, we have determined that no valuation allowance is necessary at June 25, 2005 and do not anticipate that one will be necessary at December 31, 2005.

FOR THE SIX MONTHS ENDED JUNE 25, 2005 AND JUNE 26, 2004

Sales. Total sales for the first six months of 2005 were $52.0 million compared to $94.3 million for the first six months of 2004.

Biopharmaceutical sales were $32.0 million for the first six months of 2005 compared to $70.2 million for the first six months of 2004, including WinRho SDF sales of $6.2 million and $26.6 million, respectively. Our distribution agreement for WinRho SDF expired on March 24, 2005.

PhosLo. Sales of PhosLo for the first six months of 2005 were $7.0 million compared to $19.1 million for the first six months of 2004. Based on our review of third party prescription data, total prescriptions for PhosLo increased by almost 2% year-over-year in the first six months of 2005. However, our internal analysis at the end of the second quarter indicated that overall inventories of PhosLo at wholesalers were approximately eight to nine months on hand. Although our current projections for patient utilization of the product support that patient use will increase in the second half of the year, these projections no longer support an increase in patient utilization that would drive a significant reduction in wholesaler inventory levels. In accordance with SEC guidance for revenue recognition and our stated revenue recognition accounting policy, we have elected to defer revenue recognition on second quarter shipments of PhosLo totaling $5.2 million. This product has been shipped and has been billed to customers on normal payment terms. However, revenue will be deferred until there is a reduction in inventory levels at our wholesaler customers’ locations measured in terms of patient utilization.

PhosLo revenue for the first six months of 2005 also reflects the impact in the current period of increasing our price for the product effective July 1, 2005 by 40%, that has the effect of increasing our chargeback liability for inventory on hand at wholesaler customers and reducing the sales price we can recognize in the current period. The price increase is in anticipation of an increased level of investment in clinical and marketing support for the product.

In planning for 2005, we announced that we were aggressively transitioning the market from the tablet formulation of PhosLo to the more patient friendly gelcap formulation of PhosLo. Based on inventory data at our wholesaler customers, we currently project that the conversion to PhosLo gelcaps will be completed during the third quarter of fiscal 2005.

Nabi-HB. Sales of Nabi-HB were $17.6 million for the first six months of 2005 compared to $21.1 million for the first six months of 2004. The level of liver transplants for hepatitis B virus, or HBV, positive patients affects sales of Nabi-HB. Based on our review of internal tracking data, we believe that HBV liver transplant activity for HBV positive patients during the first six months was below the comparable period in 2004. The effect of lower HBV liver transplant activity in 2005 was somewhat offset by increased market share for the product. Sales of Nabi-HB for 2004 benefited from an initial buy-in of product from Novation LLC, or Novation, under a new contract entered into during the first quarter. Under the terms of the agreement, we supply finished Nabi-HB product to Novation for distribution through their Novaplus® Private Label Program.

WinRho SDF. Sales of WinRho SDF were $6.2 million for the first six months of 2005 compared to $26.6 million the first six months of 2004. The decrease versus the same period last year is due to the expiration of our agreement with Cangene Corporation on March 24, 2005 when we ceased distribution of this product.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim, intermediate products manufactured in our plant and Autoplex T [Anti-Inhibitor Coagulant Complex, Heat Treated]. We also perform contract manufacturing for others. Other biopharmaceutical products sales decreased in comparison to sales of these products during the first six months of 2004 primarily due to the lower sales of Aloprim following introduction of a competitive product to Aloprim in late 2004 and the conclusion of our Autoplex T licensing agreement in May 2004.

Total antibody sales for the first six months of 2005 were $20.0 million compared to $24.1 million for the first six months of 2004.

Non-specific antibody sales. Sales of non-specific antibodies for the first six months of 2005 were $10.0 million compared to $11.1 million for the first six months of 2004 due to lower production of non-specific antibodies in the period.

Specialty antibody sales. Specialty antibody sales were $10.0 million in the first six months of 2005 compared to $13.0 million in the first six months of 2004, primarily reflecting decreased sales of RhoD, and anti-HBs antibodies, partially offset by increased anti-Tetanus sales. Sales of RhoD decreased due to the conclusion of a contractual commitment at the end of 2004 to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at low margins. Anti-HBs antibody sales decreased as we retained the anti-HBs plasma collected in the first six months of 2005 for the manufacture of Nabi-HB.

Gross margin. Gross margin for the first six months of 2005 was $19.0 million compared to $47.2 million for the first six months of 2004. The decrease in gross margin for the first six months of 2005 is primarily the result of the conclusion of the WinRho SDF and Autoplex T distribution agreements and lower sales of our biopharmaceutical products. Gross margin for the first six months of 2004 benefited from non-performance penalty payments from the manufacturer of Autoplex T of $2.0 million. Gross margin in the 2005 period decreased due to the deferral of $5.2 million in PhosLo sales and increased chargeback accruals related to an announced price increase for PhosLo effective July 1, 2005. Also during 2005 we reserved Nabi-HB material totaling $1.9 million comprising inventory that was damaged at a contract filling site and pre-launch Nabi-HB Intravenous that was reserved due to product dating. Partially offsetting these negative margin factors, gross margin benefited from increased utilization of our manufacturing facility. Excess plant capacity expense totaled $2.1 million and $5.1 million in 2005 and 2004, respectively. In the beginning of 2004 our facility underwent minor modifications in order to be EU compliant resulting in lower utilization in the first six months of 2004.

Royalty expense for the first six months of 2005 was $2.7 million, or 8% of biopharmaceutical sales, compared to $9.6 million, or 14% of biopharmaceutical sales, for the first six months of 2004, reflecting the expiration of the WinRho SDF distribution agreement and an associated royalty obligation based on product sales.

Selling, general and administrative expense. Selling, general and administrative expenses were $31.6 million for the first six months of 2005 compared to $26.8 million for the first six months of 2004. This increase in selling, general and administrative expenses primarily related to ongoing market research and increased use of consultants supporting preparation for the future launch of StaphVAX.

Research and development expense. Research and development expense was $33.8 million for the first six months of 2005 compared to $28.3 million for the first six months of 2004. Consistent with our strategic focus, 86% of research and development expense in the first six months of 2005 was incurred to support activity under our Gram-positive infections franchise. Patient enrollment in our confirmatory Phase III clinical trial of StaphVAX was completed in the third quarter of 2004. Clinical trial expense during the first six months of 2005 increased as compared to the first six months of 2004 when patient enrollment was still underway. Based on the twelve-month follow-up period for all participants in the clinical trial, this trial will be completed in the third quarter of 2005. In addition, during the first six months of 2005, we incurred costs related to establishing vaccine manufacturing capability at our facility in Boca Raton, Florida.

During the first six months of 2005, in support of our BLA expected to be filed by the end of 2005, we also completed a StaphVAX immunogenicity study in cardiovascular patients and initiated a StaphVAX immunogenicity study in orthopedic surgery patients and bridging and consistency lot studies for StaphVAX. We also initiated our first European study of StaphVAX in collaboration with the Health Protection Agency in the UK. This is a safety and immunogenicity study in orthopedic surgery patients. Also, as part of the development of our Gram-positive infections franchise, we initiated a phase I study of our S. epidermidis vaccine being developed to prevent staphylococcus epidermidis infections in at-risk patients, and began preparations for a future clinical trial of Altastaph.

In our PhosLo clinical program during the quarter ended June 25, 2005, we initiated PhosLo EPICK study in pre-dialysis CKD patients and continued enrollment in the CARE 2 clinical trial comparing the results of using PhosLo plus Lipitor to the competitive product Renagel plus Lipitor over an extended period when patients’ cholesterol levels are controlled.

Amortization of intangible assets. Amortization expense was $4.5 million for the first six months of 2005 compared to $4.3 million for the first six months of 2004. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo versus other leading prescription therapies.

Interest income. Interest income for the first six months of 2005 was $1.5 million compared to $0.7 million for the comparable period of 2004. Interest income is earned from investing cash and cash equivalents on hand in money market funds and auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income reflects additional cash and cash equivalents available for investment as a result of the issuance of $112.4 million of our 2.875% Senior Convertible Notes during the first six months of 2005.

Interest expense. Interest expense for the first six months of 2005 was $1.0 million compared to $1.8 million of interest expense reported for the first six months of 2004. Included in interest expense for the first six months of 2005 is $36 thousand in amortization of debt issuance costs and $0.6 million of accrued interest associated with our 2.875% Senior Convertible Notes. In addition, interest expense included $0.5 million and $0.6 million for the first six months of 2005 and 2004, respectively, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo. On March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc. in order to avoid future costs for unused credit fees and other service charges. As a result of terminating the credit agreement, we incurred an early termination fee of $0.6 million and wrote off previously capitalized loan origination costs of $0.5 million. During the first six months of 2005, we capitalized interest of $0.1 million related to the construction of our vaccine manufacturing facility in Boca Raton, Florida.

Income taxes. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $14.1 million income tax benefit for the six months ended June 25, 2005 compared to a provision of $8.8 million for the six months ended June 26, 2004. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of our tax planning strategies that we believe are prudent and feasible, which we would implement prior to the expiration of our deferred tax assets, we have determined that no valuation allowance is necessary at June 25, 2005 and do not anticipate that one would be necessary at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 25, 2005 totaled $156.9 million compared to $103.1 million at December 25, 2004. Cash used in operations for the six months ended June 25, 2005 was $43.1 million reflecting the increased investment in our StaphVAX and the balance of our Gram-positive infections franchise, reduction in accounts payable and accruals in connection with payments accrued in 2004 and payable in 2005 to establish our vaccine manufacturing capability, and payments due Cangene Corporation related to distribution of WinRho SDF in the fourth quarter of 2004 and the first quarter of 2005.

On April 19, 2005, we issued $100.0 million in 2.875% Senior Convertible Notes due in 2025. The Convertible Notes were issued through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded related to the issuance for professional fees. Net cash proceeds from the offering totaled $108.7 million. Interest on the Convertible Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem the Convertible Notes at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Convertible Notes may require us to repurchase the Convertible Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of June 25, 2005, our remaining obligation, net of discount, was $14.2 million. During the first six months of 2005, we repaid approximately $9.5 million of this obligation.

Capital expenditures were $4.5 million for the first six months of 2005. Our capital expenditures are expected to total approximately $12 to $14 million for the full year 2005. In connection with the construction of our vaccine manufacturing facility, certain contractors have filed liens against us totaling approximately $3.2 million.

On June 30, 2005, we entered into a lease for a new expanded research and development facility in Gaithersburg, Maryland. The term of the lease will commence on June 30, 2005 with an initial term of 12.5 years, ending on December 31, 2017. Our obligation to pay rent commences January 1, 2006. The initial base rent will be approximately $2.3 million, adjusted annually by 3% as of January 1st of each year. Net rent outlays will be reduced by credits up to $1.1 million, $0.9 million, and $0.8 million in 2006, 2007 and 2008, respectively, which, for 2006, is intended to be approximately equal to our rent payments for the Rockville, Maryland facility during that year, based on current facility lease obligations. We are also responsible for payments of operating expenses and taxes for the Gaithersburg, Maryland premises. The Landlord has agreed that approximately $13.3 million of tenant improvements will be made to the Gaithersburg premises, including an allowance of $5.1 million for those improvements that is included in the base rent. The Landlord will loan an additional allowance of $8.2 million for the balance of tenant improvements to us. The outstanding principal will bear simple interest at 6% per annum for the first twenty-four months after the rent commencement date. However, if we repay the loan at any time in the first twenty-four months, then no interest will be due. We may terminate the lease with respect to all or part of the premises on or before November 1, 2005 by written notice accompanied by a $0.8 million termination fee.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, as of June 25, 2005 we had an obligation of $1.5 million in cash payments extending through December 2006. The current portion of this obligation is recorded in accrued expenses and the long-term portion included in other liabilities at June 25, 2005.

During the first six months of 2005, we realized $2.3 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first six months of 2005 or 2004. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program.

We believe that cash flow from operations, cash and cash equivalents and short term investments on hand at June 25, 2005 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next twelve months.

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

Accounts Receivable and Revenue Recognition

In the six months ended June 25, 2005, we had biopharmaceutical product sales of $32.0 million. At June 25, 2005, we had $29.3 million of trade accounts receivable including $22.4 million from biopharmaceutical sales.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, government payer rebates, customer returns and other wholesaler fees. At June 25, 2005, we had $8.3 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience were greater than our assumptions we would then record additional expenses in that period. During the second quarter of 2005, we deferred PhosLo revenue totaling $5.2 million in accordance with this policy.

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

The following table represents the amounts we have accrued for sales deductions as of:

(In Thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 25, 2004	$4,417	$2,580	$1,067	$488	$8,552
Provisions	2,910	2,389	4,068	717	10,084
Actual credits utilized during the six months ended June 25, 2005	(3,571)	(2,405)	(3,948)	(432)	(10,356)

Balance at June 25, 2005	$3,756	$2,564	$1,187	$773	$8,280

Inventory and Reserves for Slow Moving or Obsolete Inventory

At June 25, 2005, we had inventory, net on hand of $23.6 million. During the six months ended June 25, 2005, we recorded a provision for inventory valuation allowance of $2.6 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final EMEA or FDA marketing approval (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval. As of June 25, 2005 we had approximately $1.9 million of pre-launch StaphVAX inventory and at December 25, 2004 we had approximately $2.3 million of pre-launch inventories of StaphVAX and Nabi-HB Intravenous, pending final approval.

We record pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. During the second quarter of 2005, we wrote off $0.8 million of Nabi-HB Intravenous as a result of pre-launch inventory shelf life compared to the timing of our sales projections.

If approval for these product candidates is not received, or approval is not timely compared to our estimates for product shelf life, we will write the related amounts of pre-launch inventory off in the period of that determination. If we were required to write off the $1.9 million recorded as pre-launch inventory at June 25, 2005, this amount would be considered by us to be material to our operating results for the six months ended June 25, 2005.

Intangible Assets – PhosLo Intangibles

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

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(Dollars in thousands)	June 25, 2005	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	15.8 years
Tablet patent	11,381	1.8 years
Gelcap patent	80,670	15.8 years
Customer relationships	2,337	3.1 years
Covenant not to compete	508	13.1 years

Total PhosLo related intangible assets	96,319
Less accumulated amortization	(15,816)

Total	$80,503

The trademark/tradenames and gelcap patent useful lives are estimated as the remaining patent life of the gelcap patent based on our assessment of the market for phosphate binders to treat hyperphosphatemia in end stage renal failure patients including our assessment of competitive therapies, forecasted growth in the number of patients and trends in patient care. The tablet patent’s useful life is estimated as the remaining patent life for the tablet patent in the U.S. based on the direct competitive benefits derived from the patent. The covenant not-to-compete is based on the seller’s contractual agreement not to compete directly with PhosLo in dialysis markets for a period of 15 years. We have established a useful life of 5 years for customer relationships based on our review of the time that would be required to establish markets and customer relationships within the nephrology and dialysis marketplace. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful life, we will record those changes in the period of that assessment.

Intangible Assets – Manufacturing Right

In October 2003, we entered into a contract manufacturing agreement with Cambrex Bio Science Baltimore, Inc., or Cambrex Bio Science. In connection with this agreement, at June 25, 2005 we had capitalized $2.8 million, net, as a manufacturing right on our balance sheet. We have commenced amortization of the Manufacturing Right. Due to StaphVAX being a new product and the exact period of future economic benefit that will be derived from the sale of StaphVAX being difficult to determine, we have elected to amortize the Manufacturing Right on a straight-line basis over the extended term of our contract manufacturing agreement with Cambrex Bio Science, which may be extended, at our option, through October 2013. If we determine that the manufacture of StaphVAX will not occur at Cambrex Bio Science’s facility, or we assess that circumstances have resulted in changes to the carrying value of the intangible asset, we will adjust the carrying value of this Manufacturing Right in the period of that determination.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Boca Raton, Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest has been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first six months of 2005, we recorded additional depreciation of $1.0 million under this policy, including $0.2 million in the second quarter of 2005. For the comparable periods of 2004, we recorded additional depreciation of $1.5 million and $0.6 million, respectively.

Income Taxes

We follow Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $14.1 million income tax benefit for the six months ended June 25, 2005 compared to a provision during the six months ended June 26, 2004. We have evaluated the need for a valuation allowance against our deferred tax assets. As a result of us having tax planning strategies that are prudent and feasible, which we would implement prior to the deferred assets expiring, we have determined that no valuation allowance is necessary at June 25, 2005 and do not anticipate that one would be necessary at December 31, 2005. At June 25, 2005 we have recorded $4.6 million as a tax contingency reserve against certain of our deferred tax assets that is included in other long-term liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced that SFAS No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred to be effective for certain public companies. SFAS 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We believe implementation of SFAS No. 123(R) will be material to our reported results of operations. Using the Black-Scholes model for valuating stock options under FAS 148 would result in expense for options granted in prior years in the amount of $11.0 million and $9.6 million in 2006 and 2007, respectively. SFAS 123(R) will become applicable to us beginning January 1, 2006.

In December 2004, the FASB announced that SFAS 151, Inventory Costs is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”, as defined in Accounting Principal Board 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will evaluate the requirements of the final standard to determine the impact on our financial condition, results of operations or cash flows, if any.

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

Foreign Currency Exchange Risk. We have two wholly-owned Irish subsidiaries and one Luxembourg subsidiary. During the six months ended June 25, 2005, we did not record any sales by our foreign subsidiaries. Two of our subsidiaries incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for certain of our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At June 25, 2005, we had cash and cash equivalents and marketable securities in the amount of $94.4 million and $62.5 million, respectively. In addition, we had outstanding Convertible Notes that incur interest at 2.875% with a face value of $112.4 million, notes payable for the acquisition of PhosLo of $14.2 million, net of imputed discount, and capital lease obligations of $0.4 million.

Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions. Marketable securities consist of auction rate securities placed with major financial institutions.

Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds, qualified purchaser funds, and auction rate securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. The notes payable related to the PhosLo acquisition were discounted at our estimated interest rate under our credit facility on August 4, 2003, the closing date of the acquisition.

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

(In millions, except for percentages)	Estimated Fair Value at June 25, 2005
Assets:
Cash, cash equivalents and marketable securities	$156.9
Average interest rate	2.4%
Liabilities:
2.875% Senior Convertible Notes due 2025	$109.1
Notes payable and capital lease obligations	14.6
Average interest rate	3.1%

Item 4. Controls and Procedures

Evaluation and Conclusion as of June 25, 2005

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of June 25, 2005. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 25, 2005. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 25, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to litigation in the ordinary course of business. We do not believe that any such litigation will have a material adverse effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by us of our common stock for each month included in our second quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
3/27/05-4/30/05	0	N/A	0	$3.1 million
5/1/05-5/28/05	0	N/A	0	$3.1 million
5/29/05-6/25/05	0	N/A	0	$3.1 million
Total:	0	N/A	0	$3.1 million

(1)	On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of the buy back program. Repurchased shares have been accounted for as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholders meeting, which was held on May 13, 2005.

A. For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
David L. Castaldi	43,459,625	6,930,342
Geoffrey F. Cox, Ph.D.	45,582,840	4,807,127
George W. Ebright	49,117,593	1,272,374
Richard A. Harvey, Jr.	45,567,243	4,822,724
Linda Jenckes	45,581,843	4,808,124
Thomas H. McLain	45,748,278	4,641,689
Stephen G. Sudovar	47,811,961	2,578,006

Item 5. Other Information

None.

Item 6. Exhibits

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: July 29, 2005	By:	/s/ Mark L. Smith
Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification