Form 10-Q
period 2005-09-24
NABI  BIOPHARMACEUTICALS
filed 2005-10-21
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at October 20, 2005 was 59,377,089 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	September 24, 2005	December 25, 2004
Assets
Current assets:
Cash and cash equivalents	$55,262	$94,759
Marketable securities	81,250	8,350
Restricted cash	803	672
Trade accounts receivable, net	15,784	32,405
Inventories, net	27,270	20,175
Prepaid expenses and other current assets	32,562	6,227

Total current assets	212,931	162,588
Property, plant and equipment, net	114,595	115,406
Other assets:
Intangible assets, net	83,210	89,728
Restricted cash	3,564	—
Other, net	718	449

Total assets	$415,018	$368,171

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$18,057	$21,943
Accrued interest payable	1,456	—
Accrued expenses	28,168	32,290
Notes payable and capital lease obligations, net	5,238	10,173

Total current liabilities	52,919	64,406
2.875% Convertible Senior Notes, net	109,103	—
Notes payable and capital lease obligations, net	8,210	13,671
Other liabilities	8,497	5,773

Total liabilities	178,729	83,850

Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 shares authorized, 60,063,161 and 59,428,941 shares issued, respectively	6,006	5,943
Capital in excess of par value	317,891	313,494
Treasury stock, 805,769 and 803,811 shares at cost, respectively	(5,321)	(5,297)
Accumulated deficit	(82,386)	(29,516)
Other accumulated comprehensive income (loss)	99	(303)

Total stockholders’ equity	236,289	284,321

Total liabilities and stockholders’ equity	$415,018	$368,171

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, except per share data)	For the Three Months Ended		For the Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Sales	$30,768	$43,774	$82,724	$138,367
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	14,328	17,495	44,559	55,033
Royalty expense	460	3,331	3,139	12,924

Gross margin	15,980	22,948	35,026	70,410

Selling, general and administrative expense	19,627	12,009	51,259	38,846
Research and development expense	17,410	17,718	51,242	46,301
Amortization of intangible assets	2,223	2,105	6,734	6,424
Other operating expense, principally freight	117	175	273	370

Operating loss	(23,397)	(9,059)	(74,482)	(21,531)

Interest income	1,266	428	2,744	1,112
Interest expense	(987)	(296)	(2,016)	(2,104)
Other income (expense), net	74	9	(111)	17

Loss before benefit (provision) for income taxes	(23,044)	(8,918)	(73,865)	(22,506)
Benefit (provision) for income taxes	6,926	(2,003)	20,995	(10,832)

Net loss	$(16,118)	$(10,921)	$(52,870)	$(33,338)

Basic and diluted loss per share	$(0.27)	$(0.18)	$(0.89)	$(0.57)

Basic and diluted weighted average shares outstanding	59,991	59,149	59,738	58,632

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
	For the Nine Months Ended
(In thousands)	September 24, 2005	September 25, 2004
Cash flow from operating activities:
Net loss	$(52,870)	$(33,338)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,322	13,223
Accretion of discount on Convertible Senior Notes	75	—
Interest expense on non-interest bearing notes	592	933
Provision for doubtful accounts	8	364
Provision for slow moving or obsolete inventory	2,927	564
Write-off of loan origination fees	—	539
Gain on sale of assets	(74)	(119)
Non-cash compensation	681	578
Write-off of obsolete fixed assets	—	146
Deferred income taxes	(24,472)	5,867
Tax benefit from stock options exercised	—	4,965
Other, primarily foreign currency translation	401	(30)
Changes in assets and liabilities:
Trade accounts receivable	16,614	1,992
Inventories	(10,022)	1,381
Prepaid expenses and other current assets	(1,995)	1,379
Other assets	(3,541)	(222)
Accounts payable and accrued liabilities	(4,079)	12,263

Total adjustments	(8,563)	43,823

Net cash (used in) provided by operating activities	(61,433)	10,485

Cash flow from investing activities:
Expenditures for acquisition of products	—	(750)
Purchases of marketable securities	(152,450)	(79,100)
Proceeds from sales of marketable securities	79,550	19,000
Proceeds from sales of assets	74	179
Capital expenditures	(6,578)	(15,194)
Expenditures for manufacturing rights	(216)	(2,669)

Net cash used in investing activities	(79,620)	(78,534)

Cash flow from financing activities:
Payment on notes payable and capital leases	(10,931)	(5,396)
Proceeds from issuance of convertible debt, net	108,730	—
Proceeds from exercise of employee stock options	3,757	8,369

Net cash provided by financing activities	101,556	2,973

Net decrease in cash and cash equivalents	(39,497)	(65,076)
Cash and cash equivalents at beginning of period	94,759	115,756

Cash and cash equivalents at end of period	$55,262	$50,680

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 OVERVIEW

We are a biopharmaceutical company that leverages our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are poised to capture large, commercial opportunities in our core business areas: Gram-positive bacterial infections, hepatitis and kidney disease (nephrology), and, opportunistically, in nicotine addiction. We have three products on the market today: PhosLo® (calcium acetate), Nabi-HB® [Hepatitis B Immune Globulin (Human)], and Aloprim™ [Allopurinol sodium (for injection)] and a number of products in various stages of clinical and preclinical development. We filed a Marketing Authorization Application, or MAA, in the European Union, or EU, for our product candidate, StaphVAX® [Staphylococcus aureus Polysaccharide Conjugate Vaccine], in December 2004 and the application was accepted for review in January 2005. We completed our confirmatory Phase III clinical trial of StaphVAX in the U.S. during the third quarter and expect to announce the results from this trial in late October or early November of 2005. StaphVAX is designed to prevent the most dangerous and prevalent strains of S. aureus bacterial infections. S. aureus bacteria are a major cause of healthcare associated infections and are becoming increasingly resistant to antibiotics. Our other products in development include Altastaph™ [Staphylococcus aureus Immune Globulin Intravenous (Human)], an antibody for prevention and treatment of S. aureus infections, NicVAX™ [Nicotine Conjugate Vaccine], a vaccine to treat nicotine addiction, and Civacir™ [Hepatitis C Immune Globulin (Human)], an antibody for preventing hepatitis C virus re-infection in HCV-positive liver transplant patients.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and we sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

On April 19, 2005, we completed a private offering of $100.0 million of 2.875% Convertible Senior Notes due 2025 to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933, as amended. On May 13, 2005 the initial purchasers exercised $12.4 million of their option to purchase additional notes to cover over allotments. See Note 8.

We are incorporated in Delaware. Our global and U.S. operations are headquartered in Florida and our European operations are headquartered in Bray, Ireland. We maintain our global manufacturing operations in Florida, and our global research and development operations in Rockville, Maryland.

The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 25, 2004.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of September 24, 2005 and December 25, 2004, the consolidated results of our operations for the three and nine months ended September 24, 2005 and September 25, 2004 and our cash flows for the nine months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year.

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

Basis of presentation and reclassifications: Certain items in the 2004 condensed consolidated financial statements have been reclassified to conform to the current year’s presentation, including the Company’s investment in auction rate securities totaling $60.1 million at September 25, 2004 that are included in Marketable Securities, which were previously included in Cash and Cash Equivalents.

Revenue recognition: Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, government payer rebates, customer returns and other wholesaler fees. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. Revenues associated with federal research grants are recognized as the qualifying expenses under each grant are incurred.

Comprehensive loss: We follow SFAS No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other non-owner changes in shareholders’ equity. For the three and nine months ended September 24, 2005, comprehensive loss included our net loss and the effect of foreign currency translation adjustments. Comprehensive loss was not materially different from net loss, as reported. As of September 24, 2005, $0.1 million of foreign currency income was included on our balance sheet in addition to net loss.

Stock-Based Compensation: On December 31, 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board, or APB, Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We continue to account for stock-based compensation based on the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

The following table summarizes our results as if we had recorded stock-based compensation expense for the three and nine months ended September 24, 2005 and September 25, 2004, based on the provisions of SFAS No. 123, as amended by SFAS No. 148:

	For the Three Months Ended
(In thousands, except per share amounts)	September 24, 2005	September 25, 2004
Net loss:
As reported	$(16,118)	$(10,921)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	62	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(1,390)	(1,142)

Pro forma	$(17,446)	$(12,063)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.18)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(0.02)	(0.02)

Pro forma	$(0. 29)	$(0.20)

	For the Nine Months Ended
(In thousands, except per share amounts)	September 24, 2005	September 25, 2004
Net loss:
As reported	$(52,870)	$(33,338)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	62	129
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(4,268)	(3,425)

Pro forma	$(57,076)	$(36,634)

Basic and diluted loss per share:
As reported	$(0.89)	$(0.57)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(0.07)	(0.06)

Pro forma	$(0.96)	$(0.63)

New accounting pronouncements: In April 2005, the SEC announced that Statement of Financial Accounting Standard, or SFAS, No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, had been deferred. SFAS No. 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We believe implementation of SFAS No. 123(R) will be material to our reported results of operations. Using the Black-Scholes model for valuing stock options under SFAS No. 123(R) would result in pre-tax expense for options granted in prior years in the amount of $11.2 million and $9.9 million in 2006 and 2007, respectively. SFAS No. 123(R) will become applicable to us beginning January 1, 2006.

In December 2004, the FASB announced that SFAS No. 151, Inventory Costs, is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in Accounting Principal Board 43. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition, results of operations or cash flows.

In October 2005, the FASB announced that FSP No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, is effective for reporting periods beginning after December 15, 2005. This Position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial condition, results of operations or cash flows.

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(In thousands)	September 24, 2005	December 25, 2004
Finished goods	$15,202	$11,475
Work in process	11,068	7,826
Raw materials	1,000	874

Total	$27,270	$20,175

Work in process inventory at September 24, 2005 and December 25, 2004 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business, as well as pre-launch inventories of StaphVAX. In addition, we have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, in the EU or FDA, in the U.S., approval (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval. As of September 24, 2005, we had approximately $3.8 million of pre-launch StaphVAX inventory and at December 25, 2004 we had approximately $2.3 million of pre-launch inventories of StaphVAX and Nabi-HB Intravenous, pending final approval.

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

If approval for these product candidates is not received, or approval is not timely compared to our estimates for product shelf life, we will write off the related amounts of pre-launch inventory in the period of that determination. If our analysis indicated that we were required to write off the $3.8 million of StaphVAX pre-launch inventory recorded at September 24, 2005, we would consider this amount to be material to our 2005 operating results.

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

A total of 1,895,724 and 1,584,139 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended September 24, 2005 and September 25, 2004, respectively, because their inclusion would be anti-dilutive. In addition, a total of 1,715,743 and 2,163,870 common stock equivalents have been excluded from the calculation of net loss per share in the nine months ended September 24, 2005 and September 25, 2004, respectively, because their inclusion would be anti-dilutive.

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Sales:
Biopharmaceutical products	$20,215	$32,823	$52,209	$103,307
Antibody products	10,553	10,951	30,515	35,060

Total	$30,768	$43,774	$82,724	$138,367

Gross margin:
Biopharmaceutical products	$14,885	$21,882	$31,558	$66,893
Antibody products	1,095	1,066	3,468	3,517

Total	$15,980	$22,948	$35,026	$70,410

Operating loss:
Biopharmaceutical products	$(22,049)	$(8,901)	$(70,829)	$(19,929)
Antibody products	(1,348)	(158)	(3,653)	(1,602)

Total	$(23,397)	$(9,059)	$(74,482)	$(21,531)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product. Sales for the third quarter of 2004 included $7.8 million of WinRho SDF. WinRho SDF sales for the nine months ended September 24, 2005 were $6.2 million compared to $34.4 million for the same period in 2004.

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Operating loss by Region:
U.S.	$(18,479)	$(5,090)	$(60,774)	$(16,352)
Ex-U.S.	(4,918)	(3,969)	(13,708)	(5,179)

Total	$(23,397)	$(9,059)	$(74,482)	$(21,531)

Our ex-U.S. operating loss results from initial commercialization activities to expand our biopharmaceutical products business to the EU, and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss to loss before benefit (provision) for income taxes:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Reportable segment operating loss	$(23,397)	$(9,059)	$(74,482)	$(21,531)
Unallocated interest income	1,266	428	2,744	1,112
Unallocated interest expense	(987)	(296)	(2,016)	(2,104)
Unallocated other income (expense), net	74	9	(111)	17

Loss before benefit (provision) for income taxes	$(23,044)	$(8,918)	$(73,865)	$(22,506)

NOTE 6 STOCK OPTIONS

During the first nine months of 2005, we granted options to purchase 265,000 shares of our common stock to our officers in connection with an annual officer stock option grant under our 2000 Equity Incentive Plan. In addition, we granted 1,507,372 options to purchase shares of our common stock to non-officer employees in conjunction with an annual non-officer employee stock option grant, their commencing employment, their attaining certain pre-established operations targets or in connection with attaining years of service levels under our 1998 Non-Qualified Employee Stock Option Plan and our 2000 Equity Incentive Plan. During the first nine months of 2005, we also granted options to purchase 90,000 shares of our common stock, to our non-employee directors in connection with an annual director stock option grant under our 2004 Stock Plan for Non-Employee Directors.

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

NOTE 8 DEBT

Debt consists of the following:

In thousands	September 24, 2005	December 25, 2004
Current maturities:
Notes payable, PhosLo acquisition	$5,014	$9,949
Capital lease obligations	224	224

Total current maturities	5,238	10,173

Long term debt, net of current maturities:
Notes payable, PhosLo acquisition long-term	8,043	13,340
Capital lease obligations	167	331

Long term notes payable and capital lease obligations, net	8,210	13,671
2.875% Convertible Senior Notes, net	109,103	—

Total long-term debt	117,313	13,671

Total debt	$122,551	$23,844

On April 19, 2005, we issued $100 million of our 2.875% Convertible Senior Notes due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005 the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments.

The Convertible Senior Notes were issued pursuant to an indenture between U.S. Bank National Association, as trustee, and us. The Convertible Senior Notes are convertible, at the option of the holders, into shares of our common stock at a rate of 69.8348 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.32 per share, subject to adjustment upon the occurrence of certain events. The initial implied conversion price represents a 30% premium over the closing sale price of our common stock on April 13, 2005, which was $11.015 per share. The Convertible Senior Notes, which represent our general, unsecured obligations, will be redeemable by us at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Convertible Senior Notes may require us to repurchase them for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

The following table reconciles the net proceeds received:

(In thousands)
Cash received:
Proceeds from issuance	$112,400

Professional fees paid:
Discount granted to initial purchasers	(3,372)
Legal and accounting fees	(256)
Other	(42)

(3,670)

Net proceeds	$108,730

Interest on the Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. Interest of $1.5 million has been accrued through September 24, 2005. The $3.4 million discount granted to the initial purchaser and the $0.3 million of deferred costs are being amortized to interest expense through April 15, 2020, the maturity date of the Convertible Senior Notes.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. Under the terms of the agreement to acquire PhosLo, we agreed to pay $30.0 million in cash over the period ending March 1, 2007. The discounted value of the future payment obligation on September 24, 2005 was $13.1 million and has been reported as Notes payable, PhosLo acquisition. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement.

NOTE 9 COSTS ASSOCIATED WITH RELOCATION OF R&D FACILITY

We entered into a lease dated as of June 29, 2005 for a new expanded research and development facility in Gaithersburg, Maryland. The term of the lease commenced on June 29, 2005 with an initial term of 12.5 years, ending on December 31, 2017. Our obligation to pay rent commences January 1, 2006. The initial base rent will be approximately $2.3 million, adjusted annually by 3% as of January 1 of each year. Net rent outlays will be reduced by credits up to $1.1 million, $0.9 million, and $0.8 million in 2006, 2007 and 2008, respectively. For 2006, these credits are intended to be approximately equal to our rent payments for our Rockville, Maryland facility based on current facility lease obligations. We are also responsible for payments of operating expenses and taxes for the Gaithersburg, Maryland premises. The Landlord has agreed to fund approximately $13.3 million of tenant improvements to the Gaithersburg premises, including an allowance of $5.1 million for those improvements that is included in the base rent. The Landlord will loan an additional allowance of $8.2 million for the balance of tenant improvements to us. The outstanding principal under this loan will bear simple interest at 6% per annum for the first twenty-four months after the rent commencement date. However, if we repay the loan at any time in the first twenty-four months, then no interest will be due. We may terminate the lease with respect to all or part of the premises on or before November 1, 2005 by written notice accompanied by a $0.8 million termination fee.

We estimate that we will cease using the Rockville facilities on or about the second quarter of 2006. At such time, our remaining lease obligations for these facilities, net of anticipated sublease income, are estimated to be $1.5 million. Payments under these lease obligations will continue through 2008. Upon exiting these facilities we will record a charge for the fair value of our liability for the remaining lease obligations, estimated to be $1.4 million at the end of the second quarter of 2006, under the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Any changes to the anticipated cease-use date of the facilities or other assumptions used in calculating the expected liability may result in a change in the estimated timing or amount of the charge.

In addition, we have identified certain assets that will no longer be used in our ongoing operations after the cease use date of the Rockville facilities. Accordingly, we have revised our depreciation estimates on those assets to reflect their shortened useful lives which has resulted in an increase in depreciation expense of $30 thousand in the quarter ended September 24, 2005.

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

NOTE 11 CONTINGENT LIABILITIES AND CAPITAL COMMITMENTS

Under the terms of our agreement with DSM Pharmaceuticals, Inc., pursuant to which we acquired rights to Aloprim, we have a remaining minimum requirement to purchase $2.6 million of Aloprim over the period ending June 29, 2009. Our remaining purchase commitment requires us to purchase $0.2 million in 2005, $0.6 million in 2006, $0.7 million in 2007, $0.7 million in 2008 and $0.4 million in 2009.

We have employment agreements with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the Company.

NOTE 12 LEGAL PROCEEDINGS

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or “Roxane”, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application (ANDA) with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. As of September 24, 2005, we had capitalized $70.8 million of intangible assets, net of accumulated amortization, on our balance sheet related to the PhosLo gelcap patent. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful life, we will record those changes in the period of that assessment.

NOTE 13 CREDIT FACILITY

On March 26, 2004, we cancelled our credit agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company, which had an original term through June 2006. As a result of canceling the credit facility we incurred an early termination penalty of $0.6 million that has been included in interest expense in the first nine months of 2004. By canceling the credit agreement we avoided unused credit fees and other credit charges that would have been incurred during the remaining term of the agreement through June 2006. In addition, during the first nine months of 2004, we reported the write-off of previously capitalized loan origination fees of approximately $0.5 million recorded at the time of entering into the credit agreement that is also included in interest expense in the accompanying statement of operations.

NOTE 14 INCOME TAXES

During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $21.0 million income tax benefit for the nine months ended September 24, 2005, net of the impact of a valuation allowance. We have tax planning strategies that we believe are prudent and feasible, which we intend to implement prior to the expiration of the majority of our deferred tax assets. We have evaluated the need for a valuation allowance against our deferred tax assets. During the third quarter of 2005, we determined that a valuation allowance is necessary in the amount of $2.2 million for assets that are not currently expected to be realized in our tax planning. At September 24, 2005, we have recorded $5.0 million as a tax contingency reserve against certain of our deferred tax assets that is included in other long-term liabilities.

NOTE 15 SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	For the Nine Months Ended
	September 24, 2005	September 25, 2004
Interest paid	$6	$613

Discount paid on non-interest bearing notes	$1,101	$655

Income taxes paid (refunded)	$420	$(1)

Supplemental non-cash financing and investing activities:
Warrants exercised in exchange for common stock	—	$1,000

Stock options exercised in exchange for common stock	$93	$101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 24, 2005 and September 25, 2004. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We are a biopharmaceutical company that leverages our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are poised to capture large, commercial opportunities in our core business areas: Gram-positive bacterial infections, hepatitis and kidney disease (nephrology), and, opportunistically, in nicotine addiction. We have three products on the market today: PhosLo® (calcium acetate), Nabi-HB® [Hepatitis B Immune Globulin (Human)], and Aloprim™ [Allopurinol sodium (for injection)] and a number of products in various stages of clinical and preclinical development. We filed a Marketing Authorization Application, or MAA, in the European Union, or EU, for our product candidate, StaphVAX [Staphylococcus aureus Polysaccharide Conjugate Vaccine], in December 2004 and the application was accepted for review in January 2005. We completed our confirmatory Phase III clinical trial of StaphVAX in the U.S. and expect to announce the results from this trial in late October or early November of 2005. StaphVAX is designed to prevent the most dangerous and prevalent strains of S. aureus bacterial infections. S. aureus bacteria are a major cause of healthcare associated infections and are becoming increasingly resistant to antibiotics. The company also filed MAA’s in Europe to market Nabi-HB® Intravenous [Hepatitis B Immune Globulin (Human) Intravenous] under the trade name HEBIG™ for the prevention of hepatitis B virus re-infection in HBV-positive liver transplant patients; and for PhosLo®, which is already marketed in the U.S. Our other products in development include Altastaph™ [Staphylococcus aureus Immune Globulin Intravenous (Human)], an antibody for prevention and treatment of S. aureus infections, NicVAX™ [Nicotine Conjugate Vaccine], a vaccine to treat nicotine addiction, and Civacir™ [Hepatitis C Immune Globulin (Human)], an antibody for preventing hepatitis C virus re-infection in HCV-positive liver transplant patients.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and we sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

On April 19, 2005, we issued $100 million of our 2.875% Convertible Senior Notes due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005 the initial purchasers exercised $12.4 million of their option to purchase additional notes to cover over allotments.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product.

RESULTS OF OPERATIONS

Information concerning our sales by operating segment is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	September 24, 2005		September 25, 2004
Biopharmaceutical products:
-PhosLo	$8,117	26.4%	$9,183	21.0%
-Nabi-HB	10,837	35.2	13,728	31.3
-WinRho SDF	—	—	7,771	17.8
-Other biopharmaceuticals	1,261	4.1	2,141	4.9

Biopharmaceutical subtotal	20,215	65.7	32,823	75.0

Antibody products:
-Non-specific antibodies	6,410	20.8	6,330	14.4
-Specialty antibodies	4,143	13.5	4,621	10.6

Antibody subtotal	10,553	34.3	10,951	25.0

Total	$30,768	100.0%	$43,774	100.0%

	For the Nine Months Ended
(In thousands, except percentages)	September 24, 2005		September 25, 2004
Biopharmaceutical products:
-PhosLo	$15,068	18.2%	$28,314	20.5%
-Nabi-HB	28,453	34.4	34,862	25.2
-WinRho SDF	6,172	7.5	34,374	24.8
-Other biopharmaceuticals	2,516	3.0	5,757	4.2

Biopharmaceutical subtotal	52,209	63.1	103,307	74.7

Antibody products:
-Non-specific antibodies	16,394	19.8	17,421	12.6
-Specialty antibodies	14,121	17.1	17,639	12.7

Antibody subtotal	30,515	36.9	35,060	25.3

Total	$82,724	100.0%	$138,367	100.0%

FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

Sales. Total sales for the third quarter of 2005 were $30.8 million compared to $43.8 million for the third quarter of 2004.

Biopharmaceutical sales totaled $20.2 million in the third quarter of 2005 compared to $32.8 million for the third quarter of 2004. Sales for the third quarter of 2004 included $7.8 million in sales of WinRho SDF, which we stopped distributing on March 24, 2005.

PhosLo® (calcium acetate). Sales of PhosLo totaled $8.1 million for the third quarter of 2005 compared to $9.2 million for the third quarter of 2004.

Based on review of third party data, total patient use of PhosLo in the third quarter of 2005 is consistent with patient use in the third quarter of 2004, despite the introduction of a third competitive product earlier in 2005 and an intense competitive environment. During the second quarter of fiscal 2005, wholesalers purchased excessive quantities of PhosLo in anticipation of an announced 40% price increase that took effect July 1, 2005. As a result, $5.2 million of revenue was deferred in the second quarter of 2005 in accordance with our revenue recognition policy. As a result of patient use exceeding shipments to wholesalers and wholesaler inventory levels being reduced in the third quarter of 2005, we reversed this deferral.

In planning for 2005, we announced that we were aggressively transitioning the market from the tablet formulation of PhosLo to the gelcap formulation of PhosLo. Based on review of inventory data from our wholesaler customers, we believe that the conversion to PhosLo gelcaps was virtually complete at the end of the third quarter of 2005 with less than one month’s supply of PhosLo tablets on hand at wholesaler customer locations.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB totaled $10.8 million for the third quarter of 2005 compared to $13.7 million in the comparable quarter of 2004. Sales of Nabi-HB are closely correlated with the number of hepatitis B virus, or HBV, positive patients undergoing liver transplant in the U.S. Internally generated data indicates that for the nine-month period ended September 24, 2005, liver transplants for HBV-positive patients decreased compared to the corresponding period in 2004. The decrease in reported sales in the third quarter reflects the reported year to date decrease in liver transplants among HBV- positive patients partially offset by increased use of Nabi-HB in patients receiving ongoing maintenance therapy following their liver transplant.

WinRho SDF® [Rho (D) Immune Globulin Intravenous (Human)]. Our agreement with Cangene Corporation ended on March 24, 2005. Sales of WinRho for the third quarter of 2004 totaled $7.8 million.

Other biopharmaceutical products. Other biopharmaceutical products primarily include intermediate products manufactured in our plant and Aloprim™ [(Allopurinol sodium) for injection]. We also perform contract manufacturing for others. Other biopharmaceutical products sales for the third quarter of 2005 decreased in comparison to sales of these products during the third quarter of 2004 due primarily to lower sales of Aloprim following introduction of a competitive product in the second half of 2004, partially offset by increased contract manufacturing revenue in the third quarter of 2005.

Total antibody sales for the third quarter of 2005 were $10.6 million compared to $11.0 million for the third quarter of 2004.

Non-specific antibody sales. Sales of non-specific antibodies for the third quarter of 2005 totaled $6.4 million compared to $6.3 million for the third quarter of 2004.

Specialty antibody sales. Specialty antibody sales totaled $4.1 million in the third quarter of 2005 compared to $4.6 million in the third quarter of 2004, primarily reflecting lower sales of RhoD, anti-CMV and anti-HBs antibodies offset by increased sales of anti-rabies and anti-tetanus antibodies. Sales of RhoD antibodies decreased due to the conclusion on December 31, 2004 of a contractual commitment to supply substantial quantities of this product to the purchaser of the majority of our antibody collection and laboratory testing business at low margins. There were no sales under this agreement in the third quarter of 2005. Anti-HBs antibody sales decreased as we retained all of the anti-HBs plasma collected in the third quarter of 2005 for the production of Nabi-HB in future periods. Also during the quarter, we allocated plasma production capacity for the production of anti-S. aureus plasma in preparation for the manufacture of Altastaph for use in future clinical trials.

Gross margin. Gross margin for the third quarter of 2005 was $16.0 million, or 52% of sales, compared to $22.9 million, or 52% of sales, for the third quarter of 2004. Gross margin measured in dollars decreased for the third quarter of 2005 in line with reduced biopharmaceutical revenues. Partially offsetting this factor, gross margin for the third quarter of 2005 included $0.3 million of excess plant capacity expense compared to excess plant capacity expense of $1.3 million for the third quarter of 2004 due to increased utilization of our manufacturing facility in the 2005 period.

Royalty expense for the third quarter of 2005 was $0.5 million, or 2% of biopharmaceutical sales, compared to $3.3 million, or 10% of biopharmaceutical sales, for the third quarter of 2004, reflecting the expiration of the WinRho SDF distribution agreement and an associated royalty obligation based on product sales.

Selling, general and administrative expense. Selling, general and administrative expenses were $19.6 million for the third quarter of 2005 compared to $12.0 million for the third quarter of 2004. This increase in selling, general and administrative expenses is primarily due to activities related to the future launch of StaphVAX, including ongoing market research, establishing initial commercial operations in Europe and pre-launch marketing activities.

Research and development expense. Research and development expense was $17.4 million for the third quarter of 2005 compared to $17.7 million for the third quarter of 2004. Consistent with our strategic focus, 79% of research and development expense in the third quarter of 2005 was incurred to support activity to develop products in our Gram-positive infections franchise. Patient enrollment in our confirmatory Phase III clinical trial of StaphVAX was completed in the third quarter of 2004 and the 12-month follow-up period of the trial was completed in the third quarter of 2005. We expect to announce top-line clinical trial results in late October or early November of 2005. In addition, during the third quarter of 2005 we continued to incur costs related to establishing vaccine capability in our manufacturing facility. During the third quarter of 2005, we also reported StaphVAX immunogenicity studies in orthopedic and cardiovascular surgery patients to support that StaphVAX may have applicability in protecting broader patient populations from life threatening S. aureus infections. To provide physicians with long-term dosing guidance post the expected launch of StaphVAX, we initiated a repeated dosing study designed to evaluate the ability of StaphVAX to provide continuous protection in patient populations who are at chronic risk for S. aureus infections. The repeated dosing trial will evaluate StaphVAX in end-stage renal disease (ESRD) patients on dialysis who are at high risk of contracting a S. aureus infection throughout their invasive and long-term treatment. We expect to submit our Biologics License Application, or BLA, for StaphVAX in the U.S. before the end of 2005.

During the third quarter of fiscal 2005, we produced quantities of anti-S. aureus plasma in preparation for the manufacture of clinical lots of Altastaph for use in future clinical trials. Further, in support of our next generation Gram-positive products, we continued the Phase I study of our S. epidermidis vaccine being developed to prevent staphylococcus epidermidis infections and initiated the first human clinical study for our vaccine being developed to prevent S. aureus type 336 infections. When combined with the current formulation of StaphVAX®, we believe this will allow our product to provide significant protection from essentially all clinically relevant S. aureus strains.

During the third quarter of 2005 we continued enrollment in the PhosLo EPICK study in pre-dialysis CKD patients and continued enrollment in the CARE2 clinical trial. Enrollment in the CARE2 clinical trial was completed early in the fourth quarter of 2005.

Amortization of intangible assets. Amortization expense was $2.2 million for the third quarter of 2005 compared to $2.1 million for the third quarter of 2004. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the third quarter of 2005 was $1.3 million compared to $0.4 million for the comparable period of 2004. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income is primarily related to increased average cash balances for the period following issuance of $112.4 million of our 2.875% Convertible Senior Notes due 2025 during the second quarter.

Interest expense. Interest expense for the third quarter of 2005 was $1.0 million compared to $0.3 million of interest expense reported for the third quarter of 2004. Included in interest expense for the third quarter of 2005 is $0.8 million of accrued interest associated with our 2.875% Convertible Senior Notes due 2025. In addition, interest expense included $0.1 million and $0.3 million, respectively, during the third quarters of 2005 and 2004, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo.

Income taxes. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $6.9 million income tax benefit for the third quarter of 2005, net of the impact of a valuation allowance, compared to a $2.0 million provision during the same quarter of 2004. We have planning strategies, that we believe are prudent and feasible, which we would implement prior to the expiration of the majority of our deferred tax assets. We have evaluated the need for a valuation allowance against our deferred tax assets. During the third quarter of 2005, we determined that a valuation allowance is necessary at September 24, 2005 in the amount of $2.2 million for tax assets that are not currently expected to be utilized in our tax planning. During the third quarter of 2005, we recorded $0.3 million of a tax contingency reserve against certain of our deferred tax assets.

FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

Sales. Total sales for the first nine months of 2005 were $82.7 million compared to $138.4 million for the first nine months of 2004.

Biopharmaceutical sales totaled $52.2 million for the first nine months of 2005 compared to $103.3 million for the first nine months of 2004. Sales for the first nine months of 2005 included $6.2 million in sales of WinRho SDF compared to sales of $34.4 million in the 2004 nine-month period. We stopped distributing WinRho SDF on March 24, 2005.

PhosLo. Sales of PhosLo for the first nine months of 2005 totaled $15.1 million compared to $28.3 million for the first nine months of 2004. Based on our review of third party data, total prescriptions for PhosLo increased slightly year-over-year in the first nine months of 2005 despite the launch of a new competitive product in the market and an intense competitive environment. During the first nine months of 2005 patient use of PhosLo exceeded shipments to wholesalers resulting in wholesaler inventory levels being reduced. Effective July 1, 2005 we announced a price increase of 40% for PhosLo. Because of the timing of prescription drug provider contract renewals, we anticipate that the impact from the price increase will be realized over the next three quarters. Sales in the 2004 period also benefited from increased manufacturing capacity to supply PhosLo gelcaps that allowed us to fill backorders from wholesalers.

In planning for 2005, we announced that we were aggressively transitioning the market from the tablet formulation of PhosLo to the gelcap formulation of PhosLo. Based on review of inventory data from our wholesaler customers, we believe that the conversion to PhosLo gelcaps was virtually complete at the end of the nine months ended September 24, 2005 with less than one month’s supply of PhosLo tablets on hand at wholesaler locations at period end.

Nabi-HB. Sales of Nabi-HB totaled $28.5 million for the first nine months of 2005 compared to $34.9 million in the comparable period of 2004. Based on our review of internal tracking data, we believe that HBV liver transplant activity for HBV-positive patients during the first nine months was below the comparable period in 2004 and is reflected in period-to-date sales of Nabi-HB. The effect of lower HBV liver transplant activity in 2005 has been partially offset by increased use of Nabi-HB among patients receiving maintenance therapy following liver transplant. For the nine-month period to date, patient use of Nabi-HB, as reported on internal tracking data, is consistent with reported sales to wholesalers and distributors. Sales of Nabi-HB in 2004 benefited from an initial buy-in of product from Novation LLC, or Novation, under a new contract entered into during the first quarter. Under the terms of the agreement, we supply finished Nabi-HB product to Novation for distribution through their Novaplus® Private Label Program.

WinRho SDF. Sales of WinRho SDF totaled $6.2 million for the first nine months of 2005 compared to $34.4 million the first nine months of 2004. The decrease compared to the same period last year is due to the expiration of our agreement with Cangene Corporation on March 24, 2005.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim, intermediate products manufactured in our plant and Autoplex T [Anti-Inhibitor Coagulant Complex, Heat Treated]. We also perform contract manufacturing for others. Other biopharmaceutical products sales decreased in comparison to sales of these products during the first nine months of 2004 primarily due to the lower sales of Aloprim following introduction of a competitive product in late 2004 and the conclusion of our Autoplex T distribution agreement in May 2004.

Total antibody sales for the first nine months of 2005 were $30.5 million compared to $35.1 million for the first nine months of 2004.

Non-specific antibody sales. Sales of non-specific antibodies for the first nine months of 2005 totaled $16.4 million compared to $17.4 million for the first nine months of 2004 due to lower production of non-specific antibodies in the period.

Specialty antibody sales. Specialty antibody sales totaled $14.1 million in the first nine months of 2005 compared to $17.6 million in the first nine months of 2004, primarily reflecting decreased sales of RhoD antibodies. This was due to the conclusion of a contractual commitment at the end of 2004 to supply substantial quantities of RhoD antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at low margins. Anti-HBs antibody sales have also decreased as we retained the anti-HBs plasma collected in the first nine months of 2005 for the manufacture of Nabi-HB. This effect was partially offset by increased sales of anti-Rabies and anti-tetanus antibodies. Also during the nine months ended September 24, 2005, we allocated plasma production capacity for the production of anti-S. aureus plasma in preparation for the manufacture of Altastaph for use in future clinical trials.

Gross margin. Gross margin for the first nine months of 2005 was $35.0 million, or 42% of sales, compared to $70.4 million, or 51% of sales, for the first nine months of 2004. The decrease in gross margin for the first nine months of 2005 is primarily the result of the conclusion of the WinRho SDF and Autoplex T distribution agreements and lower sales of our biopharmaceutical products. Gross margin for the first nine months of 2004 benefited from non-performance penalty payments from the manufacturer of Autoplex T of $2.0 million under a license and distribution agreement that concluded May 11, 2004. Further, during the 2005 period, we recorded $1.9 million in inventory write downs including a $1.0 million write down of Nabi-HB inventory damaged at a contract fill location in the second quarter. Partially offsetting these negative margin factors, gross margin for the 2005 period benefited from increased utilization of our manufacturing facility. Excess plant capacity expense totaled $2.4 million and $6.4 million in 2005 and 2004, respectively. During 2004, our facility underwent minor modifications in order to be EU compliant resulting in lower utilization in the first nine months of 2004.

Royalty expense for the first nine months of 2005 was $3.1 million, or 6% of biopharmaceutical sales, compared to $12.9 million, or 13% of biopharmaceutical sales, for the first nine months of 2004, reflecting the expiration of the WinRho SDF distribution agreement and an associated royalty obligation based on product sales.

Selling, general and administrative expense. Selling, general and administrative expenses were $51.3 million for the first nine months of 2005 compared to $38.8 million for the first nine months of 2004. This increase in selling, general and administrative expenses is primarily due to activities related to the future launch of StaphVAX, including ongoing market research, establishing initial commercial operations in Europe and pre-launch marketing activities.

Research and development expense. Research and development expense was $51.3 million for the first nine months of 2005 compared to $46.3 million for the first nine months of 2004. Consistent with our strategic focus, 84% of research and development expense in the first nine months of 2005 was incurred to support activity under our Gram-positive infections franchise. Patient enrollment in our confirmatory Phase III clinical trial of StaphVAX was completed in the third quarter of 2004 and the 12-month follow up period of the trial was completed in the third quarter of 2005. We expect to announce top-line clinical trial results in late October or early November of 2005. In addition, during the first nine months of 2005 we continued to incur costs related to establishing vaccine capability at our manufacturing facility. During the first nine months of 2005, we also completed StaphVAX immunogenicity studies in orthopedic and cardiovascular surgery patients to support that StaphVAX may have applicability in protecting broader patient populations from life threatening S. aureus infections. To provide physicians with long-term dosing guidance post the expected launch of StaphVAX, we initiated a repeated dosing study designed to evaluate the ability of StaphVAX to provide continuous protection in patient populations who are at chronic risk for S. aureus infections. The repeated dosing trial will evaluate StaphVAX in ESRD patients on dialysis who are at high risk of contracting a S. aureus infection throughout their invasive and long-term treatment. We expect to submit our BLA for StaphVAX before the end of 2005.

During the third quarter, we produced quantities of anti-S. aureus plasma in preparation for the manufacture of clinical lots of Altastaph for future use in clinical trials. Further, in support of our next generation Gram-positive products, we continued the phase I study of our S. epidermidis vaccine being developed to prevent staphylococcus epidermidis infections and initiated the first human clinical study for our vaccine being developed to prevent S. aureus type 336 infections. When combined with the current formulation of StaphVAX®, we believe this will allow our product to provide significant protection from essentially all S. aureus strains.

During the nine-month period we continued enrollment in the PhosLo EPICK study in pre-dialysis CKD patients and continued enrollment in the CARE2 clinical trial. Enrollment in the CARE2 clinical trial was completed early in the fourth quarter of 2005.

Amortization of intangible assets. Amortization expense was $6.7 million for the first nine months of 2005 compared to $6.4 million for the first nine months of 2004. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the first nine months of 2005 was $2.7 million compared to $1.1 million for the comparable period of 2004. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities of three months or less. The increase in interest income reflects additional cash and cash equivalents available for investment as a result of the issuance of $112.4 million of our 2.875% Convertible Senior Notes due 2025 during the second quarter of 2005.

Interest expense. Interest expense for the first nine months of 2005 was $2.0 million compared to $2.1 million of interest expense reported for the first nine months of 2004. Included in interest expense for the first nine months of 2005 is $1.5 million of accrued interest associated with our 2.875% Convertible Senior Notes due 2025. In addition, interest expense included $0.5 million and $0.9 million for the first nine months of 2005 and 2004, respectively, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo. On March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc. in order to avoid future costs for unused credit fees and other service charges. As a result of terminating the credit agreement, we incurred an early termination fee of $0.6 million and wrote off previously capitalized loan origination costs of $0.5 million. During the first nine months of 2005, we capitalized interest of $0.1 million related to the construction of our vaccine manufacturing facility in Florida.

Income taxes. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $21.0 million income tax benefit for the nine months ended September 24, 2005, net of a valuation allowance, compared to a provision of $10.8 million for the nine months ended September 25, 2004. We have tax planning strategies that we believe are prudent and feasible, which we would implement prior to the expiration of the majority of our deferred tax assets. We have evaluated the need for a valuation allowance against our deferred tax assets. During the first nine months of 2005, we determined that a valuation allowance is necessary in the amount of $2.2 million for tax assets that are not currently expected to be utilized in our tax planning. For the nine-month period, we recorded $0.4 million of a tax contingency reserve against certain of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 24, 2005 totaled $136.5 million compared to $103.1 million at December 25, 2004. Cash used by operations for the nine months ended September 24, 2005 was $61.4 million reflecting the increased investment in research and development supporting our StaphVAX clinical activities and the development of other products in our Gram-positive infections franchise, reduction in accounts payable and accruals related to establishing our vaccine manufacturing capability, and royalties due Cangene Corporation related to distribution of WinRho SDF in the fourth quarter of 2004 and the first quarter of 2005.

On April 19, 2005, we issued $100.0 million of 2.875% Convertible Senior Notes due 2025. The Convertible Senior Notes were issued through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. Interest on the Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem the Convertible Senior Notes at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Convertible Senior Notes may require us to repurchase the Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of September 24, 2005, our remaining obligation, net of discount, was $13.1 million. During the first nine months of 2005, we repaid approximately $10.8 million of this obligation.

Capital expenditures were $6.6 million for the first nine months of 2005. Our capital expenditures are expected to total approximately $10 to $12 million for the full year 2005.

We entered into a lease dated as of June 29, 2005 for a new expanded research and development facility in Gaithersburg, Maryland. The term of the lease commenced on June 29, 2005 with an initial term of 12.5 years, ending on December 31, 2017. Our obligation to pay rent commences January 1, 2006. The initial base rent will be approximately $2.3 million, adjusted annually by 3% as of January 1 of each year. Net rent outlays will be reduced by credits up to $1.1 million, $0.9 million, and $0.8 million in 2006, 2007 and 2008, respectively. For 2006 these credits are intended to be approximately equal to our rent payments for our Rockville, Maryland facility, based on current facility lease obligations. We are also responsible for payments of operating expenses and taxes for the Gaithersburg, Maryland premises. The Landlord has agreed to fund approximately $13.3 million of tenant improvements to the Gaithersburg premises, including an allowance of $5.1 million for those improvements that is included in the base rent. The Landlord will loan an additional allowance of $8.2 million for the balance of tenant improvements to us. The outstanding principal under this loan will bear simple interest at 6% per annum for the first twenty-four months after the rent commencement date. However, if we repay the loan at any time in the first twenty-four months, then no interest will be due. We may terminate the lease with respect to all or part of the premises on or before November 1, 2005 by written notice accompanied by a $0.8 million termination fee. As of September 24, 2005, we had not drawn on either of the $5.1 million or $8.2 million allowances. Our total projected spending for the transition to the Gaithersburg facility, including the $13.3 million of tenant improvements funded by the landlord, is approximately $17 million to $20 million.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, as of September 24, 2005 we had an obligation of $1.2 million in cash payments extending through December 2006. The current portion of this obligation is recorded in accrued expenses and the long-term portion included in other liabilities at September 24, 2005.

During the first nine months of 2005, we realized $3.8 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first nine months of 2005 or 2004. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program.

We believe that cash flow from operations, cash and cash equivalents and marketable securities on hand at September 24, 2005 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and all of its wholly owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable and Revenue Recognition

In the nine months ended September 24, 2005, we had biopharmaceutical product sales of $52.2 million. At September 24, 2005, we had $15.8 million of trade accounts receivable including $10.5 million from biopharmaceutical sales.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, government payer rebates, customer returns and other wholesaler fees. At September 24, 2005, we had $6.6 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience were greater than our assumptions we would then record additional expenses in that period.

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

The following table represents the amounts we have accrued for sales deductions:

(In Thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 25, 2004	$4,417	$2,580	$1,067	$488	$8,552
Provisions	3,119	2,020	4,498	860	10,497
Actual credits utilized during the nine months ended September 24, 2005	(4,620)	(2,637)	(4,538)	(691)	(12,486)

Balance at September 24, 2005	$2,916	$1,963	$1,027	$657	$6,563

Inventory and Reserves for Slow Moving or Obsolete Inventory

At September 24, 2005, we had inventory, net on hand of $27.3 million. During the nine months ended September 24, 2005, we recorded a provision for inventory valuation allowance of $2.9 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

We have made, are in the process of making and/or will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final EMEA or FDA marketing approval (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval. As of September 24, 2005 we had approximately $3.8 million of pre-launch StaphVAX inventory and at December 25, 2004 we had approximately $2.3 million of pre-launch inventories of StaphVAX and Nabi-HB Intravenous, pending final approval.

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

If approval for these product candidates is not received, or approval is not timely compared to our estimates for product shelf life, we will write the related amounts of pre-launch inventory off in the period of that determination. If we were required to write off the $3.8 million recorded as pre-launch inventory at September 24, 2005, this amount would be considered by us to be material to our operating results for the nine months ended September 24, 2005.

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

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(Dollars in thousands)	September 24, 2005	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	15.5 years
Tablet patent	11,381	1.5 years
Gelcap patent	80,670	15.5 years
Customer relationships	2,337	2.8 years
Covenant not to compete	508	12.8 years

Total PhosLo related intangible assets	96,319
Less accumulated amortization	(17,879)

Total	$78,440

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

Intangible Assets – Manufacturing Right

In October 2003, we entered into a contract manufacturing agreement with Cambrex Bio Science Baltimore, Inc., or Cambrex Bio Science. In connection with this agreement, at September 24, 2005 we had capitalized $2.7 million, net, as a manufacturing right on our balance sheet. We have commenced amortization of the Manufacturing Right. Due to StaphVAX being a new product and the exact period of future economic benefit that will be derived from the sale of StaphVAX being difficult to determine, we have elected to amortize the Manufacturing Right on a straight-line basis over the extended term of our contract manufacturing agreement with Cambrex Bio Science, which may be extended, at our option, through October 2013. If we determine that the manufacture of StaphVAX will not occur at Cambrex Bio Science’s facility, or we assess that circumstances have resulted in changes to the carrying value of the intangible asset, we will adjust the carrying value of this Manufacturing Right in the period of that determination.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest has been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first nine months of 2005, we recorded additional depreciation of $1.6 million under this policy, including $0.6 million in the third quarter of 2005. For the comparable periods of 2004, we recorded additional depreciation of $2.1 million and $0.6 million, respectively.

Income Taxes

We follow Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. During 2005, we anticipate recording a tax benefit primarily related to operating losses generated during the year. As such, we have recorded a $21.0 million income tax benefit for the nine months ended September 24, 2005, net of a valuation allowance, compared to a provision of $10.8 million during the nine months ended September 25, 2004. We have prudent and feasible tax planning strategies, which we would implement prior to the majority of our deferred assets expiring. We have evaluated the need for a valuation allowance against our deferred tax assets. At September 24, 2005, we have determined that we do not have tax planning strategies that will utilize all of our deferred tax assets and as such, we have recorded a valuation allowance in the amount of $2.2 million. At September 24, 2005 we have recorded $5.0 million as a tax contingency reserve against certain of our deferred tax assets that is included in other long-term liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2005, the SEC announced that SFAS No. 123(R), Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, has been deferred. SFAS 123(R) requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We believe implementation of SFAS No. 123(R) will be material to our reported results of operations. Using the Black-Scholes model for valuing stock options under SFAS No. 123(R) would result in pre-tax expense for options granted in prior years in the amount of $11.2 million and $9.9 million in 2006 and 2007, respectively. SFAS 123(R) will become applicable to us beginning January 1, 2006.

In December 2004, the FASB announced that SFAS 151, Inventory Costs is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This

Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”, as defined in Accounting Principal Board 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial condition, results of operations or cash flows.

In October 2005, the FASB announced that FSP No. 13-1, Accounting for Rental Costs Incurred during a Construction Period, is effective for reporting periods beginning after December 15, 2005. This Position concludes that rental costs incurred during and after a construction period are for the right to control the use of a leased asset during and after construction of a lessee asset, and that there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. This Position requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense, included in income from continuing operations. We do not expect the adoption of FSP No. 13-1 to have an impact on our financial condition, results of operations or cash flows.

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

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries and one Luxembourg subsidiary. During the nine months ended September 24, 2005, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At September 24, 2005, we had cash and cash equivalents and marketable securities in the amount of $55.3 million and $81.3 million, respectively. In addition, we had outstanding Convertible Senior Notes that incur interest at 2.875% with a face value of $112.4 million, notes payable for the acquisition of PhosLo of $13.1 million, net of imputed discount, and capital lease obligations of $0.4 million.

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

(In millions, except for percentages)	Estimated Fair Value at September 24, 2005
Assets:
Cash, cash equivalents and marketable securities	$136.5
Average interest rate	2.7%
Liabilities:
2.875% Convertible Senior Notes due 2025	$109.1
Notes payable and capital lease obligations	13.4
Average interest rate	3.1%

Item 4. Controls and Procedures

Evaluation and Conclusion as of September 24, 2005

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 24, 2005. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 24, 2005. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 24, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or “Roxane”, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application (ANDA) with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit.

We remain committed to protecting our intellectual property and will take all appropriate steps to vigorously protect our patent rights.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by us of our common stock for each month included in our third quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/26/05-7/30/05	0	N/A	0	$3.1 million
7/31/05-8/27/05	0	N/A	0	$3.1 million
8/28/05-9/24/05	0	N/A	0	$3.1 million

Total:	0	N/A	0	$3.1 million

(1)	On September 19, 2001, our Board of Directors approved the buy back of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of the buy back program. Repurchased shares have been accounted for as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Employment Agreement dated as of September 1, 2005 between Joseph Johnson and Nabi Biopharmaceuticals

10.2	Change in Control Severance Agreement dated as of September 1, 2005 between Joseph Johnson and Nabi Biopharmaceuticals

10.3	Lease Agreement dated as of June 29, 2005 between ARE-30 West Watkins, LLC, and Nabi Biopharmaceuticals

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: October 21, 2005	By:	/s/ Mark L. Smith
Mark L. Smith
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.	Description
10.1	Employment Agreement dated as of September 1, 2005 between Joseph Johnson and Nabi Biopharmaceuticals

10.2	Change in Control Severance Agreement dated as of September 1, 2005 between Joseph Johnson and Nabi Biopharmaceuticals

10.3	Lease Agreement dated as of June 29, 2005 between ARE-30 West Watkins, LLC, and Nabi Biopharmaceuticals

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification