Form 10-Q
period 2006-04-01
NABI  BIOPHARMACEUTICALS
filed 2006-05-05
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

☐ Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at May 2, 2006 was 60,001,018 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	April 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$51,396	$101,762
Marketable securities	30,222	5,172
Restricted cash	816	816
Trade accounts receivable, net	25,891	22,322
Inventories, net	22,197	22,323
Prepaid expenses and other current assets	3,089	2,672

Total current assets	133,611	155,067
Property, plant and equipment, net	92,280	94,084
Other assets:
Intangible assets, net	76,201	78,332
Other, net	852	914

Total assets	$302,944	$328,397

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,994	$17,584
Accrued interest payable	1,534	717
Accrued expenses	25,895	25,189
Notes payable and capital lease obligations, net	10,404	2,612

Total current liabilities	48,827	46,102
2.875% Convertible Senior Notes, net	109,187	109,145
Notes payable and capital lease obligations, net	205	10,945
Other liabilities	334	378

Total liabilities	158,553	166,570

Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 shares authorized, 60,392,993 and 60,322,763 shares issued, respectively	6,039	6,032
Capital in excess of par value	319,726	318,910
Treasury stock, 805,769 shares at cost	(5,321)	(5,321)
Accumulated deficit	(176,042)	(157,965)
Other accumulated comprehensive (loss) income	(11)	171

Total stockholders’ equity	144,391	161,827

Total liabilities and stockholders’ equity	$302,944	$328,397

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, except per share data)	For the Three Months Ended
	April 1, 2006	March 26, 2005
Sales	$27,548	$26,076
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	15,254	14,862
Royalty expense	356	2,199

Gross margin, excluding amortization of intangible assets	11,938	9,015
Selling, general and administrative expense	16,809	14,402
Research and development expense	10,926	15,255
Amortization of intangible assets	2,131	2,288
Other operating expense, principally freight	180	34

Operating loss	(18,108)	(22,964)
Interest income	1,063	554
Interest expense	(1,098)	(138)
Other income, net	66	31

Loss before benefit for income taxes	(18,077)	(22,517)
Benefit for income taxes	—	6,695

Net loss	$(18,077)	$(15,822)

Basic and diluted loss per share	$(0.30)	$(0.27)

Basic and diluted weighted average shares outstanding	60,329	59,530

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
(In thousands)	For the Three Months Ended
	April 1, 2006	March 26, 2005
Cash flow from operating activities:
Net loss	$(18,077)	$(15,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,308	4,776
Accretion of discount on Convertible Senior Notes	42	—
Interest expense on non-interest bearing notes	154	236
Provision for doubtful accounts	21	96
Provision for slow moving or obsolete inventory	305	676
Gain on sale of assets	(2)	(54)
Non-cash compensation	498	—
Write-off of obsolete fixed assets	49	—
Deferred income taxes	—	(6,695)
Other, primarily foreign currency translation	(182)	74
Changes in assets and liabilities:
Trade accounts receivable	(3,590)	11,867
Inventories	(179)	(2,473)
Prepaid expenses and other current assets	(417)	41
Other assets	58	(47)
Accounts payable and accrued liabilities	(5,123)	(14,124)

Total adjustments	(4,058)	(5,627)

Net cash used in operating activities	(22,135)	(21,449)

Cash flow from investing activities:
Purchases of marketable securities	(50,600)	(46,300)
Proceeds from sales of marketable securities	25,550	33,750
Proceeds from sales of assets	8	54
Capital expenditures	(423)	(2,463)
Expenditures for Manufacturing Rights	—	(166)

Net cash used in investing activities	(25,465)	(15,125)

Cash flow from financing activities:
Payment on notes payable and capital leases	(3,091)	(9,518)
Proceeds from exercise of employee stock options	325	1,146

Net cash used in financing activities	(2,766)	(8,372)

Net decrease in cash and cash equivalents	(50,366)	(44,946)
Cash and cash equivalents at beginning of period	101,762	94,759

Cash and cash equivalents at end of period	$51,396	$49,813

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1    OVERVIEW

We leverage our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are focused on developing products addressing the large commercial opportunities within our core business areas: Gram-positive bacterial infections, hepatitis and transplant, kidney disease (nephrology), and nicotine addiction. We have three products on the market today: Nabi-HB® [Hepatitis B Immune Globulin (Human)], Aloprim™ [Allopurinol sodium (for injection)], and PhosLo® (calcium acetate), and a number of products in various stages of clinical and pre-clinical development. We have also filed Marketing Authorization Applications, or MAAs, in Europe to market Nabi-HB™ Intravenous [Hepatitis B Immune Globulin (Human) Intravenous] under the trade name HEBIG™, for the prevention of hepatitis B disease in HBV-positive liver transplant patients, and to market PhosLo, for the treatment of hyperphosphatemia in patients with end-stage renal disease.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and we sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

We are incorporated in Delaware. Our U.S. operations are headquartered in Florida. We maintain our global manufacturing operations in Florida, and our global research and development operations in Rockville, Maryland.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of April 1, 2006 and December 31, 2005, the consolidated results of our operations for the three months ended April 1, 2006 and March 26, 2005 and our cash flows for the three months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. On January 1, 2006, we entered into a number of agreements with Prescription Drug Plans, or PDP, to provide PhosLo to patients under the Medicare Prescription Drug Improvement and Modernization Act of 2003’s Part D plan. We were required to make a number of assumptions, including how many patients will be covered by these PDP agreements in order to record our liabilities under these agreements. These assumptions were based on our understanding of the PhosLo patient population and expected utilization rates based on historical data. We believe that such provisions are reasonably estimable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. These provisions are discussed in further detail below.

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

Comprehensive Loss: We follow Statement of Financial Accounting Standards, or SFAS No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other non-owner changes in shareholders’ equity. For the first quarter ended April 1, 2006, comprehensive loss included our net loss and the effect of foreign currency translation adjustments, net of tax. As of April 1, 2006 and December 31, 2005, $11 thousand and $0.2 million of foreign currency (loss) income, respectively, were included on our balance sheet in addition to accumulated deficit. The foreign currency loss primarily related to intercompany balances we have classified as intercompany debt. It is our intent for the amounts paid on behalf of our subsidiaries to be repaid once we either license or partner our products in the markets the subsidiaries operate in, primarily Europe.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, trade accounts receivable and trade accounts payable approximated fair value as of April 1, 2006 and December 31, 2005, because of the relatively short-term maturity of these instruments. Total convertible senior notes, notes payable debt and capital lease obligations were $119.8 million as of April 1, 2006 and $122.7 million as of December 31, 2005. The carrying value of our convertible senior notes at April 1, 2006 is $109.2 million compared to the fair value of $93.9 million based on current market rates. The carrying amounts of our notes payable and capital lease obligations approximate their fair value and are calculated using an interest rate consistent with our current borrowing rate. Information regarding debt is included in Note 8.

Cash and cash equivalents: Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions.

Marketable securities: Short-term investments in marketable debt securities consist of auction rate securities with final maturities longer than three years, but with interest rate auctions occurring every 28 or 35 days. These short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, these securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Realized gains and losses are included in “Other income” in the accompanying consolidated statements of operations. Unrealized gains and losses, if we have any, are included in “Other comprehensive income” in the accompanying consolidated balance sheet and consolidated statement of changes in stockholders’ equity and at April 1, 2006 and December 31, 2005 we did not have any.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, announced that SFAS 151, Inventory Costs, or SFAS No. 151, is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”, as defined in Accounting Principal Board 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 in 2006 did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, or SFAS No. 154. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in 2006 did not have a material impact on our financial condition or results of operations.

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP Nos. 115-1 and 124-1. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP Nos. 115-1 and 124-1 address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The implementation of FSP Nos. 115-1 and 124-1 did not have an impact on our financial position or results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123R, Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we began recognizing share-based compensation expense in the Unaudited Condensed Statement of Operations for the three months ended April 1, 2006. For additional information related to the adoption of SFAS No. 123R, see Note 6.

NOTE 3    INVENTORIES

The components of inventories, net, stated at the lower of cost or market with cost determined on the first-in first-out, or FIFO, method, are as follows:

(In thousands)	April 1, 2006	December 31, 2005
Finished goods	$14,345	$13,594
Work in process	6,528	7,531
Raw materials	1,324	1,198

Total	$22,197	$22,323

Work in process inventory, net, at April 1, 2006 and December 31, 2005 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business. We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, approval in the EU or FDA approval in the U.S. (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. As of April 1, 2006, and December 31, 2005 we had fully reserved pre-launch inventories of certain products that have not yet received final governmental approval.

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

A total of 141,170 and 1,677,088 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended April 1, 2006 and March 26, 2005, respectively, because their inclusion would be anti-dilutive.

NOTE 5    OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended
(In thousands)	April 1, 2006	March 26, 2005
Sales:
Biopharmaceutical products	$15,896	$17,493
Antibody products	11,652	8,583

Total	$27,548	$26,076

Gross margin:
Biopharmaceutical products	$10,128	$8,507
Antibody products	1,810	508

Total	$11,938	$9,015

Operating loss:
Biopharmaceutical products	$(16,685)	$(21,440)
Antibody products	(1,423)	(1,524)

Total	$(18,108)	$(22,964)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product. Results for the first quarter of 2005 included $6.2 million of revenues from that product.

	For the Three Months Ended
(In thousands)	April 1, 2006	March 26, 2005
Operating loss by Region:
U.S.	$(17,640)	$(18,922)
Ex-U.S.	(468)	(4,042)

Total	$(18,108)	$(22,964)

Our ex-U.S. operating loss results from commercialization activities to expand our biopharmaceutical products business to the EU, and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss to loss before benefit for income taxes:

	For the Three Months Ended
(In thousands)	April 1, 2006	March 26, 2005
Reportable segment operating loss	$(18,108)	$(22,964)
Unallocated interest income	1,063	554
Unallocated interest expense	(1,098)	(138)
Unallocated other income, net	66	31

Loss before benefit for income taxes	$(18,077)	$(22,517)

NOTE 6    STOCK BASED COMPENSATION

We maintain incentive stock plans that provide for grants of stock options and restricted stock to our directors, officers and key employees. The stock plans are described more fully below.

As of April 1, 2006, there were 2,997,621 shares of common stock reserved for issuance under our stock plans. Stock options granted under these plans typically have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to January 1, 2006, to employees typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become exercisable in full after six months after the grant date, subject to in each case to continuous service with the company, and typically have a maximum contractual life of 10 years.

The terms of the Employee Stock Purchase Plan, or ESPP, as amended, allow for qualified employees as defined therein to participate in the purchase of up to 1,000,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period.

Adoption of New Accounting Guidance and Transition

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under APB No. 25, when the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 is being recognized on a straight-line basis over the requisite remaining service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. There were no excess tax benefits for the first quarter of 2006, and had we had excess tax benefits, they would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The fair value of each stock option on the date of grant and the fair value of shares issuable pursuant to the ESPP in the first quarter of fiscal 2005 was estimated using a Black-Scholes-Merton option-pricing formula applying the following assumptions, and amortized over the respective option’s vesting period or ESPP plan purchase period (six months) using the straight-line attribution approach:

Stock Options:
First Quarter 2005
Expected term (in years)	4.0
Risk-free interest rate	3.92%-4.46%
Expected volatility	57.4%-60.7%
Expected dividend yield	0%

ESPP:
First Quarter 2005
Expected term (in years)	0.5
Risk-free interest rate	2.41%
Expected volatility	58.3%
Expected dividend yield	0%

Expected Term: The expected term for stock options represents the period over which the share-based awards are expected to be outstanding and the six-month plan purchase period for ESPP shares.

Risk-Free Interest Rate: We based the risk-free interest rate used in our assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The volatility factor used in our assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the award for stock options and over the six-month plan purchase period for ESPP shares.

Expected Dividend Yield: We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

We estimated the expected term and expected volatility of the instruments based upon historical data. The weighted-average fair value of options granted during the first quarter of 2005 was $5.89. Forfeitures were recognized as they occurred. The weighted-average fair value of shares issuable pursuant to the ESPP during the first quarter of 2005 was $4.50 per share.

The table below illustrates the effect on net loss and loss per share during the first quarter of 2005 if we had applied the fair value recognition provisions of SFAS No. 123. We revised the quarterly pro forma disclosure for 2005 to properly reflect share-based compensation expense related to the ESPP. The estimated fair value is amortized to expense over each option grant’s respective vesting period and over the six-month plan purchase period for shares issuable under the ESPP.

(In thousands, except per share data)	First Quarter 2005
Net loss, as reported	$(15,822)
Total share-based employee compensation cost, net of tax	—
Total share-based employee compensation cost determined under SFAS No. 123 for all awards, net of tax	(1,570)

Pro forma net loss	$(17,392)

Net loss per share:
Basic and diluted net loss— as reported	$(0.27)

Basic and diluted net loss— pro forma	$(0.29)

Valuation and Expense Information under SFAS No. 123R

As a result of the adoption of SFAS No. 123R, we recorded compensation costs of $0.5 million, or $0.01 per share, for the first quarter of 2006. Of the $0.5 million recorded as compensation costs less than $0.1 million was capitalized into the cost of inventory and the remainder has been included in the associated operating expense line item. As a result of the adoption of SFAS No. 123R, our net loss, loss before benefit for income taxes and operating loss for the first quarter of 2006 increased by $0.5 million, or $0.01 per share, than if we had continued to account for share-based compensation under APB No. 25. As of April 1, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options, restricted stock, and shares issuable under the ESPP, which will be expensed over a weighted-average period of 2.8 years. We did not recognize a tax benefit for share-based compensation arrangements during either the first quarters of 2006 and 2005.

As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and restricted stock awards and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of non-employee directors, senior management and all other employees-based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

Stock Options

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortized to expense over the option’s vesting period using the straight-line attribution approach:

First Quarter 2006
Expected term (in years)	2.20-4.35
Risk-free interest rate	4.47%-4.66%
Expected volatility	82.6%-97.9%
Expected dividend yield	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical exercise behavior of Nabi employees, as adjusted for certain events that management deemed to be non-recurring and non-indicative of future events.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

During the first quarter of 2006, we granted options to purchase our common stock which become exercisable over various vesting periods as follows: 11,500 options vested immediately, 90,500 options vest ratably over four years and 437,260 options (granted as part of a retention program authorized by the Compensation Committee of the Board of Directors) vest at the end of three years subject to continuous service with the company and to acceleration in certain circumstances. In addition, as part of the retention program, during the first quarter of 2006, we granted 50,000 and 304,610 shares of restricted stock that vest at the end of one and three years, respectively, subject to continuous service with the company and to acceleration in certain circumstances. Annual option incentive awards to employees are expected to be granted during the second quarter of 2006.

A summary of option activity under our stock plans as of April 1, 2006 and the changes during the first quarter of 2006 is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005	8,699,323	$9.96
Granted	539,260	3.85
Exercised	(70,230)	4.63
Forfeited	(172,927)	14.32
Expired	(426,788)	10.73

Outstanding at April 1, 2006	8,568,638	$9.50	6.89	$2,774

Vested or expected to vest at April 1, 2006	8,461,884	$9.56	6.85	$2,602

Exercisable at April 1, 2006	7,946,149	$9.93	6.69	$1,750

The amount of compensation costs recorded in the first quarter of 2006 related to stock option awards is $0.2 million. As of April 1, 2006, there was $1.5 million of unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. The weighted-average fair value of stock options granted during the first quarter of 2006 was $2.48. The total intrinsic value of stock options exercised was $0.1 million during the first quarter of 2006 and was $1.0 million in the first quarter of 2005.

Cash received from the exercise of stock options under our stock plans for the first quarter of 2006 was $0.3 million.

Restricted Stock

During the first quarter of 2006, 50,000 and 304,610 shares of restricted stock were granted and vest in full on March 1, 2007 and March 1, 2009, respectively.

A summary of the status of our restricted stock awards as of April 1, 2006 and changes during the first quarter of 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 31, 2005	0	$0
Granted	354,610	3.83
Vested	0	0
Forfeited	0	0

Nonvested at April 1, 2006	354,610	$3.83

The amount of compensation costs recorded in the first quarter of 2006 related to restricted stock awards is $0.1 million. As of April 1, 2006, there was $1.0 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. No restricted stock awards vested during the first quarter of 2006.

Employee Stock Purchase Plan (ESPP)

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each share of stock which may be issued under our ESPP based upon our stock price on December 1, 2005 using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortize that value to expense over the plan purchase period using the straight-line attribution approach:

First Quarter 2006
Expected term (in years)	0.5
Risk-free interest rate	4.21%
Expected volatility	181.01%
Expected dividend yield	0%
Fair value at grant date	$2.21

The amount of compensation costs recorded in the first quarter of 2006 related to participation in the ESPP is $0.2 million based upon the anticipated purchase of 148,890 shares on May 31, 2006. As of April 1, 2006, there was $0.1 million of total unrecognized compensation cost related to shares which may be issued under the ESPP. That cost is expected to be fully recognized during the second quarter of 2006.

NOTE 7    EMPLOYEE RETENTION PROGRAM

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

As part of the overall retention program, an aggregate of 354,610 restricted shares and 437,260 stock options were granted to employee participants on February 24, 2006 pursuant to the terms and conditions of the 2000 Equity Incentive Plan. A total of 50,000 of the restricted shares granted will vest in full on March 1, 2007 and the remaining 304,610 restricted shares and the 437,260 stock options will vest in full on March 1, 2009, subject to continuous service with the company and to acceleration in certain circumstances. The exercise price of each stock option is $3.83 per share, and each stock option will expire on February 24, 2016.

The Compensation Committee also approved as part of the retention program the payment of an aggregate of $1.4 million in cash bonuses to participants who are employed by us on March 1, 2007.

NOTE 8    DEBT

Debt consists of the following:

(In thousands)	April 1, 2006	December 31, 2005
Current maturities:
Notes payable, PhosLo acquisition	$10,181	$2,389
Capital lease obligations	223	223

Total current maturities	10,404	2,612

Long term debt, net of current maturities:
Notes payable, PhosLo acquisition long-term	—	10,707
Capital lease obligations	205	238

Long term notes payable and capital lease obligations, net	205	10,945
2.875% Convertible Senior Notes, net	109,187	109,145

Total long-term debt	109,392	120,090

Total debt	$119,796	$122,702

On April 19, 2005, we issued $100 million of our 2.875% Convertible Senior Notes due 2025, or the Notes, through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Notes to cover over allotments.

The Notes were issued pursuant to an indenture between U.S. Bank National Association, as trustee, and us. The Notes are convertible, at the option of the holders, into shares of our common stock at a rate of 69.8348 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.32 per share, subject to adjustment upon the occurrence of certain events. The initial implied conversion price represents a 30% premium over the closing sale price of our common stock on April 13, 2005, which was $11.015 per share. The Notes, which represent our general, unsecured obligations, will be redeemable by us at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Notes may require us to repurchase them for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

The following table reconciles the net proceeds received:

(In thousands)
Cash received:
Proceeds from issuance	$112,400

Professional fees paid:
Discount granted to initial purchasers	(3,372)
Legal and accounting fees	(256)
Other	(42)

(3,670)

Net proceeds	$108,730

Interest on the Notes is payable on each April 15 and October 15, beginning October 15, 2005. Accrued and unpaid interest related to the Notes was $1.5 million at April 1, 2006. The $3.4 million discount granted to the initial purchaser of the Notes and the $0.3 million of deferred costs are being amortized to interest expense through April 15, 2020, the maturity date of the Notes.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. Under the terms of the agreement to acquire PhosLo, we agreed to pay $30.0 million in cash over the period ending March 1, 2007. The discounted value of the future payment obligation on April 1, 2006 was $10.2 million and has been reported as Notes payable, PhosLo acquisition. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement.

NOTE 9    CONTINGENT LIABILITIES AND CAPITAL COMMITMENTS

Under the terms of our agreement with DSM Pharmaceuticals, Inc., pursuant to which we acquired rights to Aloprim, we have a remaining minimum requirement to purchase $2.5 million of Aloprim over the period ending June 29, 2009. Our remaining purchase commitment requires us to purchase $0.7 million in 2006, $0.7 million in 2007, $0.7 million in 2008 and $0.4 million in 2009.

Following the closure of our European office on January 31, 2006, we have a remaining liability of $0.5 million for severance for our former employees through July 2006 and other related office closure costs including a lease for office space through January 2015.

We have agreements with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the company.

NOTE 10    LEGAL PROCEEDINGS

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or “Roxane”, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an

Abbreviated New Drug Application, or ANDA, with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. As of April 1, 2006, we had capitalized $68.5 million of intangible assets, net of accumulated amortization, on our balance sheet related to the PhosLo gelcap patent. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful life, we will record those changes in the period of that assessment.

NOTE 11    INCOME TAXES

During 2006, we anticipate recording a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero. The tax benefit recorded during 2005 was primarily related to operating losses generated during the year in which we had a tax plan that was prudent and feasible and was expected to utilize the majority of our deferred tax assets at that time.

NOTE 12    SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
(In thousands)	April 1, 2006	March 26, 2005
Interest paid	$10	$2

Discount paid on non-interest bearing notes	$716	$1,069

Income taxes (refunded) paid	$(68)	$241

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended April 1, 2006 and March 26, 2005. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We leverage our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are focused on developing products addressing the large commercial opportunities within our core business areas: Gram-positive bacterial infections, hepatitis and transplant, kidney disease (nephrology), and nicotine addiction. We have three products on the market today: Nabi-HB® [Hepatitis B Immune Globulin (Human)], Aloprim™ [Allopurinol sodium (for injection)], and PhosLo® (calcium acetate), and a number of products in various stages of clinical and pre-clinical development. We have also filed Marketing Authorization Applications, or MAAs, in Europe to market Nabi-HB™ Intravenous [Hepatitis B Immune Globulin (Human) Intravenous] under the trade name HEBIG™, for the prevention of hepatitis B disease in HBV-positive liver transplant patients, and to market PhosLo, for the treatment of hyperphosphatemia in patients with end-stage renal disease.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and we sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products toward funding the development of our product pipeline.

On March 30, 2006, we entered into an agreement with Fresenius Biotech GmbH to develop and market ATG-Fresenius S in North America. ATG-Fresenius S is an immunosuppressive polyclonal antibody product used for the prevention and treatment of organ rejection following transplantation. Under the terms of the agreement, Fresenius granted us exclusive sales and distribution rights to the product in the U.S. and Canada for an initial term of ten years following the first commercial sale of the product in the U.S., which term may be extended at our exclusive option for an additional five-year term.

RESULTS OF OPERATIONS

Information concerning our sales by operating segment is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	April 1, 2006		March 26, 2005
Biopharmaceutical products:
-PhosLo	$8,031	29.1%	$3,756	14.4%
-Nabi-HB	7,161	26.0	6,684	25.6
-WinRho SDF	—	—	6,172	23.7
-Other biopharmaceuticals	704	2.6	881	3.4

Biopharmaceutical subtotal	15,896	57.7	17,493	67.1

Antibody products:
-Non-specific antibodies	5,774	21.0	4,845	18.6
-Specialty antibodies	5,878	21.3	3,738	14.3

Antibody subtotal	11,652	42.3	8,583	32.9

Total	$27,548	100.0%	$26,076	100.0%

FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND MARCH 26, 2005

Sales. Total sales for the first quarter of 2006 were $27.5 million compared to $26.1 million for the first quarter of 2005. Sales for the first quarter of 2005 included $6.2 million in sales of WinRho® SDF. Our distribution agreement for WinRho in the U.S. ended on March 24, 2005.

Biopharmaceutical sales totaled $15.9 million in the first quarter of 2006 compared to $17.5 million for the first quarter of 2005.

PhosLo (calcium acetate). Sales of PhosLo totaled $8.0 million for the first quarter of 2006, more than doubling from the $3.8 million reported for the first quarter of 2005. We believe revenues in the first quarter of 2006 approximate patient utilization of PhosLo for that period. The 2006 period also reflects price increases initiated in July 2005. We stopped shipments of the tablet formulation of the product in the first quarter of 2005, to convert patients to the more patient friendly gelcap formulation, resulting in lower sales levels in the period.

We filed for approval of PhosLo under the Mutual Recognition Procedure, or MRP, in October 2004. Under the MRP, the product license application is filed in a reference member state that reviews and takes action on the application. After the product is licensed by the reference member state, the company may then file for approval in other countries in the EU. The review time for these subsequent filings is shortened. During the fourth quarter of 2005, we filed for approval for PhosLo in an additional five countries under the MRP rather than waiting for approval from the reference member state before expanding its filing to other markets. While that election has delayed the initial approval of PhosLo in the reference member state, it means that when the approval is received it will be in six markets in the EU. The reference member state completed its review of the application in January and recommended its approval to the five other member states we selected. These states are currently conducting their review. Contingent upon a successful inspection of the manufacturing plant in the U.S., we believe we will receive approval in all six EU countries in the second quarter of 2006. We are seeking a commercial partner to sell PhosLo in Europe and do not expect to recognize any revenue until after a partnership agreement is in place.

Nabi-HB [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB totaled $7.2 million for the first quarter of 2006 compared to $6.7 million in the comparable quarter of 2005. Sales of Nabi-HB are closely correlated with the number of hepatitis B virus, or HBV, positive patients undergoing liver transplant in the U.S. Internally generated data indicates that for the three-month period ended April 1, 2006, liver transplants for HBV-positive patients increased compared to the corresponding period in 2005.

WinRho SDF [Rho (D) Immune Globulin Intravenous (Human)]. Our agreement with the manufacturer to distribute WinRho SDF in the U.S. ended on March 24, 2005. Sales of WinRho for the first quarter of 2005 totaled $6.2 million.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim™ [(Allopurinol sodium) for injection] and intermediate products manufactured in our fractionation plant. We also perform contract manufacturing of plasma-based products for other companies. Other biopharmaceutical product sales for the first quarter of 2006 were essentially equal to the sales reported in the first quarter of 2005. Sales in the first quarter of 2006 benefited from increased Aloprim sales partially offset by decreased contract manufacturing revenues.

Total antibody sales for the first quarter of 2006 were $11.7 million compared to $8.6 million for the first quarter of 2005.

Specialty antibody sales. Specialty antibody sales totaled $5.9 million in the first quarter of 2006 compared to $3.7 million in the first quarter of 2005, primarily reflecting increased sales of anti-HBs, anti-tetanus and RhoD antibodies offset by decreased sales of anti-rabies and anti-CMV antibodies.

Non-specific antibody sales. Sales of non-specific antibodies for the first quarter of 2006 totaled $5.8 million compared to $4.8 million for the first quarter of 2005 reflecting increased production at our plasma collection centers.

Gross margin. Gross margin for the first quarter of 2006 was $11.9 million, or 43% of sales, compared to $9.0 million, or 35% of sales, for the first quarter of 2005. Gross margin measured in dollars increased for the first quarter of 2006 reflecting increased sales of PhosLo and specialty antibodies. In addition, increased utilization of our manufacturing facility resulted in a reduced excess capacity charge in the first quarter of 2006. The excess capacity expense in the first quarter of 2006 totaled $1.6 million, compared to $2.1 million for the first quarter of 2005. The results from the first quarter of 2005 included the gross margin, net of royalties, earned on sales of WinRho SDF. We stopped selling WinRho SDF on March 24, 2005.

Gross margin includes royalty expense, which totaled $0.4 million or 2% of biopharmaceutical sales for the first quarter of 2006, compared to $2.2 million, or 13% of biopharmaceutical sales for the first quarter of 2005. This change reflects the expiration of the WinRho SDF distribution agreement and the associated royalty obligation based on sales of this product as of March 24, 2005.

Selling, general and administrative expense. Selling, general and administrative expenses were $16.8 million for the first quarter of 2006 compared to $14.4 million for the first quarter of 2005. This increase in selling, general and administrative expenses is primarily due to increased compliance efforts related to sales rebates and higher employee benefit costs including the adoption of a new accounting standard for expensing employee stock options.

Research and development expense. Research and development expense was $10.9 million for the first quarter of 2006 compared to $15.3 million for the first quarter of 2005. Research and development expense for the first quarter of 2006 included expenses related to advancing our PhosLo clinical trials, EPICK and CARE2, advancing our NicVAX development program and our assessment of the StaphVAX clinical trial results. In addition, research and development expense during the first quarter of 2006 included an initial upfront payment of $0.5 million for the licensure of ATG-Fresenius North America. For the comparable period of 2005, our focus was on activity to develop products in our Gram-positive infections franchise. Patient enrollment in our confirmatory Phase III clinical trial of StaphVAX was completed in the third quarter of 2004 and the 12-month follow-up period of the trial was ongoing through the third quarter of 2005

Amortization of intangible assets. Amortization expense was $2.1 million for the first quarter of 2006 compared to $2.3 million for the first quarter of 2005. The decrease is due to amortization recorded in the first quarter of 2005 related to a manufacturing right that existed in the first quarter of 2005, but was written-off at the end of 2005. Amortization recorded during the first quarter of 2006 is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the first quarter of 2006 was $1.1 million compared to $0.6 million for the comparable period of 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income is primarily related to increased average cash balances for the period following issuance of $112.4 million of our 2.875% Convertible Senior Notes due 2025 during the second quarter.

Interest expense. Interest expense for the first quarter of 2006 was $1.1 million compared to $0.1 million of interest expense reported for the first quarter of 2005. Included in interest expense for the first quarter of 2006 is $0.8 million of accrued interest associated with our 2.875% Convertible Senior Notes due 2025 issued during the second quarter of 2005. In addition, interest expense included $0.1 million and $0.2 million during the first quarters of 2006 and 2005, respectively, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo.

Stock option expensing. During the first quarter of 2006 we adopted SFAS No. 123R. As a result, during the first quarter of 2006 we recorded compensation expense of $0.5 million related to our equity based compensation plans, and will have additional expense during the remainder 2006. As additional equity based awards are granted, we anticipate that this expense will continue to increase. For additional information related to the adoption of SFAS No. 123R see Note 6.

Income taxes. During 2006, we anticipate recording a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate to be zero. The tax benefit recorded during 2005 was primarily related to operating losses generated during the year for which we had a tax plan that was prudent and feasible and was expected to utilize the majority of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at April 1, 2006 totaled $81.6 million compared to $106.9 million at December 31, 2005. Cash used by operations for the three months ended April 1, 2006 was $22.1 million reflecting our investment in research and development supporting our product pipeline candidates and a reduction in accounts payable.

On April 19, 2005, we issued $100 million of 2.875% Convertible Senior Notes due 2025. The Convertible Senior Notes were issued through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. Interest on the Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem the Convertible Senior Notes at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Convertible Senior Notes may require us to repurchase the Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of April 1, 2006, our remaining obligation, net of discount, was $10.2 million which will be paid on or about March 1, 2007. During the first three months of 2006, we repaid approximately $3.1 million of this obligation.

Capital expenditures were $0.4 million for the first three months of 2006. Our capital expenditures are expected to total approximately $6 to $8 million for the full year 2006.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, as of April 1, 2006 we had a remaining net obligation of $0.7 million in cash payments extending through December 2006, which is recorded in accrued expenses.

As part of the employee retention program we will make payment of an aggregate of $1.4 million in cash bonuses to participants who are employed by us on March 1, 2007.

During the first three months of 2006, we received $0.3 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first three months of 2006 or 2005. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. We also may seek approval of our Board of Directors to repurchase from time to time our Convertible Senior Notes in the open market or in privately negotiated transactions.

We believe that cash flow from operations, cash and cash equivalents and marketable securities on hand at April 1, 2006 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next twelve months.

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

Accounts Receivable and Revenue Recognition

In the three months ended April 1, 2006, we had biopharmaceutical product sales of $15.9 million. At April 1, 2006, we had $25.9 million of trade accounts receivable including $19.7 million from biopharmaceutical sales.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, government payer rebates, customer returns and other wholesaler fees. At April 1, 2006, we had $12.6 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience were greater than our assumptions we would then record additional expenses in that period.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. On January 1, 2006, we entered into a number of agreements with Prescription Drug Plans, or PDP, to provide PhosLo to patients under the Medicare Prescription Drug Improvement and Modernization Act of 2003’s Part D plan. We were required to make a number of assumptions, including how many patients will be covered by these PDP agreements in order to record our liabilities under these agreements. These assumptions were based on our understanding of the PhosLo patient population and expected utilization rates based on historical data. We believe that such provisions are estimable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. This provision is discussed in further detail below.

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

The following table represents the amounts we have accrued for sales deductions:

(In thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 31, 2005	$2,080	$7,357	$1,350	$632	$11,419
Provisions	2,426	2,210	1,274	273	6,183
Actual credits utilized during the three months ended April 1, 2006	(1,831)	(1,852)	(1,218)	(149)	(5,050)

Balance at April 1, 2006	$2,675	$7,715	$1,406	$756	$12,552

Inventory and Reserves for Slow Moving or Obsolete Inventory

At April 1, 2006, we had inventory, net of $22.2 million. During the three months ended April 1, 2006, we recorded a provision for inventory valuation allowance of $0.3 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, approval in the EU or FDA approval in the U.S. (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. As of April 1, 2006 and December 31, 2005 we had fully reserved approximately $4.9 million of pre-launch StaphVAX inventory and $0.8 million of Nabi-HB Intravenous, pending final approval.

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

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(Dollars in thousands)	April 1, 2006	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	15.0 years
Tablet patent	11,381	1.0 years
Gelcap patent	80,670	15.0 years
Customer relationships	2,337	2.3 years
Covenant not to compete	508	12.3 years

Total PhosLo related intangible assets	96,319
Less accumulated amortization	(22,005)

Total	$74,314

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

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical fractionation manufacturing facility in Florida and received approval from the FDA to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first quarter of 2006 and 2005, we recorded additional depreciation under this policy of $0.6 million and $0.8 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, announced that SFAS 151, Inventory Costs, or SFAS No. 151, is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”, as defined in Accounting Principal Board 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 in 2006 did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, or SFAS No. 154. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in 2006 did not have a material impact on our financial condition or results of operations.

In November 2005, the FASB, issued FASB Staff Position Nos. FAS115-1 and FAS 124-1, The Meaning

of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP Nos. 115-1 and 124-1. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP Nos. 115-1 and 124-1 addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The implementation of FSP Nos. 115-1 and 124-1 did not have an impact on our financial position or results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement 123R, Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we began recognizing share-based compensation expense in the Unaudited Condensed Statement of Operations for the three months ended April 1, 2006. For additional information related to the adoption of SFAS No. 123R, see Note 6.

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report about the company that are not strictly historical are forward-looking statements and include statements about our products in development, the market for such products, clinical trials and studies, intellectual property position, and alliances and partnerships. These forward-looking statements can be identified because they involve our expectations, beliefs, plans, projections, or other characterizations of future events or circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to the company’s ability to advance the development of products currently in the pipeline or in clinical trials; maintain the human and financial resources to commercialize current products and bring to market products in development; obtain regulatory approval for its products in the U.S., Europe or other markets; successfully develop, manufacture and market its products; successfully partner with other companies; realize future sales growth for its biopharmaceutical products; prevail in patent litigation; raise additional capital on acceptable terms; re-pay its outstanding convertible senior notes when due. Many of these factors are more fully discussed, as are other factors, in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries, one wholly owned United Kingdom subsidiary and one Luxembourg subsidiary. During the three months ended April 1, 2006, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At April 1, 2006, we had $51.4 million of cash and cash equivalents and $30.2 million of marketable securities. In addition, we had outstanding Convertible Senior Notes that incur interest at 2.875% with a face value of $112.4 million, notes payable for the acquisition of PhosLo of $10.2 million, net of imputed discount, and capital lease obligations of $0.4 million.

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

(In millions, except for percentages)	Estimated Fair Value at April 1, 2006
Assets:
Cash, cash equivalents and marketable securities	$81.6
Average interest rate	4.4%
Liabilities:
2.875% Convertible Senior Notes due 2025	$109.2
Notes payable and capital lease obligations	10.6
Average interest rate	3.3%

Item 4. Controls and Procedures

Evaluation and Conclusion as of April 1, 2006

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of April 1, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2006. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or “Roxane”, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application, or ANDA, with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit.

We remain committed to protecting our intellectual property and will take all appropriate steps to vigorously protect our patent rights.

Item 1A. Risk Factors

The following risk factor disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 has changed materially.

We may not be able to successfully commercialize our Gram-positive infections products in development.

In March 2006, we determined that we would continue development of our Gram-positive program, led by StaphVAX® [Staphylococcus aureus Polysaccharide Conjugate Vaccine] and Altastaph® [Staphylococcus aureus Immune Globulin Intravenous (Human)]. This decision was based on the conclusions reached by us and an outside advisory panel that reviewed our investigation of the outcome of the StaphVAX confirmatory Phase III clinical study. These conclusions included:

•	The quality or functional characteristics of the antibodies generated by the vaccine used in the confirmatory clinical study was inferior to those antibodies generated by vaccine lots used in previous and subsequent clinical studies.

•	Medical factors associated with kidney disease in dialysis patients impaired their immune response to the vaccine. When considered in combination with an increase in the virulence of the bacteria, these factors also contributed to the observed lack of protection in this study population.

After working with the advisory panel, we have decided to take the following new approaches to develop our next-generation StaphVAX and Altastaph products:

•	We plan to develop a vaccine that will provide the broadest protection to the most vulnerable patients. Initially, we intend to advance a vaccine with antigens to S. aureus Types 5, 8 and 336 and S. epidermidis PS-1. We are also developing additional antigens to toxins released by the bacteria, which we plan to include in a next generation vaccine. Finally, we plan to advance the vaccine program’s clinical development, Nabi Biopharmaceuticals will partner with a company that possesses complementary resources and expertise to help fund this program.

•	We plan to develop an antibody to treat for patients with persistent S. aureus and S. epidermidis infections who don’t optimally respond to an antibiotic; and to prevent infection in patients at immediate risk for infection (e.g., ICU patients; emergency surgery patients) and a combination antibody and vaccine regimen designed to prevent recurrence of these infections in hospital patients.

If our assessment of the outcome of the StaphVAX confirmatory Phase III clinical study was inaccurate or incomplete, or if the conclusions we drew from the assessment were inaccurate, our plans to develop next generation StaphVAX and Altastaph products may not be successful. Even if our assessment and conclusions were sound, we may not be able to successfully commercialize these products. There can be no assurance that we will have the funding necessary to continue our research and development activities at the level required to commercialize these products. We intend to pursue strategic alliances with third parties to develop, commercialize and/or market our next generation Gram-positive vaccine program. We may not be successful in our partnering efforts or, if successful, our collaborative partners may not conduct their activities in a timely and effective manner. Our inability to successfully develop our next generation StaphVAX and Altastaph products, including our inability to fund or successfully partner such development, would adversely affect our future business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Agreement to Develop, Supply and Market ATG-Fresenius North America, between Fresenius Biotech GmbH and Nabi Biopharmaceuticals, dated March 30, 2006*

10.2	Indemnification Agreement between Adam Logal and Nabi Biopharmaceuticals, dated March 6, 2006, in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004

10.3	The Company has entered into a Retention Plan Restricted Stock Agreement in the form filed herewith, with the following executive officers: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson

10.4	The Company has entered into a Letter Agreement for Stock Option Grant and Acceptance in the form filed herewith, with the following executive officers: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson

10.5	The Company has entered into a Letter Agreement for Retention Program Cash Bonus and Other Awards in the form filed herewith, with the following executive officers: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 5, 2006	By:	/s/ Adam E. Logal
Adam E. Logal
Interim Chief Financial Officer,
Chief Accounting Officer and Treasurer

Exhibit Index

Exhibit No.	Description

10.1	Agreement to Develop, Supply and Market ATG-Fresenius North America, between Fresenius Biotech GmbH and Nabi Biopharmaceuticals, dated March 30, 2006*

10.3	The Company has entered into a Retention Plan Restricted Stock Agreement in the form filed herewith, with the following executive officers: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson

10.4	The Company has entered into a Letter Agreement for Stock Option Grant and Acceptance in the form filed herewith, with the following executive officers: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson

10.5	The Company has entered into a Letter Agreement for Retention Program Cash Bonus and Other Awards in the form filed herewith, with the following executive officers: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.