Form 10-Q
period 2006-07-01
NABI  BIOPHARMACEUTICALS
filed 2006-08-02
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at July 27, 2006 was 60,376,349 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	July 1, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$31,121	$101,762
Marketable securities	39,097	5,172
Restricted cash	819	816
Trade accounts receivable, net	25,570	22,322
Inventories, net	23,144	22,323
Prepaid expenses and other current assets	3,622	3,611

Total current assets	123,373	156,006

Property, plant and equipment, net	90,564	94,084
Other assets:
Intangible assets, net	74,070	78,332
Other, net	826	914

Total assets	$288,833	$329,336

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,876	$17,584
Accrued interest payable	696	717
Accrued expenses	25,767	26,128
Notes payable and capital lease obligations, net	10,549	2,612

Total current liabilities	47,888	47,041
2.875% Senior Convertible Notes, net	109,229	109,145
Notes payable and capital lease obligations, net	166	10,945
Other liabilities	232	378

Total liabilities	157,515	167,509

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 authorized; 61,194,931 and 60,322,763 shares issued, respectively	6,119	6,032
Capital in excess of par value	321,749	318,910
Treasury stock, 805,769 shares at cost	(5,321)	(5,321)
Accumulated deficit	(190,866)	(157,965)
Other accumulated comprehensive (loss) income	(363)	171

Total stockholders’ equity	131,318	161,827

Total liabilities and stockholders’ equity	$288,833	$329,336

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, except per share data)	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Sales	$29,935	$25,879	$57,483	$51,956
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	15,188	15,368	30,441	30,231
Royalty expense	343	480	700	2,679

Gross margin, excluding amortization of intangible assets	14,404	10,031	26,342	19,046
Selling, general and administrative expense	16,544	17,231	33,353	31,633
Research and development expense	10,686	18,577	21,613	33,832
Amortization of intangible assets	2,131	2,222	4,262	4,511
Other operating expense, principally freight	79	122	258	155

Operating loss	(15,036)	(28,121)	(33,144)	(51,085)

Interest income	945	924	2,008	1,478
Interest expense	(1,050)	(891)	(2,148)	(1,029)
Other income (expense), net	317	(215)	383	(184)

Loss before benefit for income taxes	(14,824)	(28,303)	(32,901)	(50,820)
Benefit for income taxes	—	7,373	—	14,068

Net loss	$(14,824)	$(20,930)	$(32,901)	$(36,752)

Basic and diluted loss per share	$(0.24)	$(0.35)	$(0.54)	$(0.62)

Basic and diluted weighted average shares outstanding	60,977	59,695	60,653	59,612

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
(In thousands)	For the Six Months Ended
	July 1, 2006	June 25, 2005
Cash flow from operating activities:
Net loss	$(32,901)	$(36,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,606	9,467
Amortization of debt issuance costs	84	36
Interest expense on non-interest bearing notes	309	475
Provision for doubtful accounts	23	104
Provision for slow moving or obsolete inventory	453	2,569
Gain on sale of assets	(2)	(54)
Non-cash compensation	1,789	599
Write-off of obsolete fixed assets	237	—
Deferred income taxes	—	(14,248)
Other, primarily foreign currency translation	(534)	252
Changes in assets and liabilities:
Trade accounts receivable	(3,271)	2,991
Inventories	(1,273)	(5,967)
Prepaid expenses and other current assets	(953)	(128)
Other assets	80	32
Deferred revenue	1,206	5,184
Trade accounts payable and accrued expenses	(7,524)	(7,639)

Total adjustments	(770)	(6,327)

Net cash used in operating activities	(33,671)	(43,079)

Cash flow from investing activities:
Purchases of marketable securities	(63,475)	(116,825)
Proceeds from sales of marketable securities	29,550	62,650
Proceeds from sales of assets	8	54
Capital expenditures	(1,059)	(4,506)
Expenditures for manufacturing rights	—	(216)

Net cash used in investing activities	(34,976)	(58,843)

Cash flow from financing activities:
Payment of notes payable, PhosLo acquisition	(3,131)	(9,518)
Proceeds from issuance of convertible debt, net	—	108,730
Proceeds from exercise of employee stock options	1,137	2,297

Net cash (used in) provided by financing activities	(1,994)	101,509

Net decrease in cash and cash equivalents	(70,641)	(413)
Cash and cash equivalents at beginning of period	101,762	94,759

Cash and cash equivalents at end of period	$31,121	$94,346

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 OVERVIEW

We leverage our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are focused on developing products addressing the large commercial opportunities within our core business areas: hepatitis and transplant, kidney disease (nephrology), Gram-positive bacterial infections and nicotine addiction. We have three products on the market in the U.S. today: Nabi-HB® [Hepatitis B Immune Globulin (Human)], Aloprim™ [Allopurinol sodium (for injection)], and PhosLo® (calcium acetate), and a number of products in various stages of clinical and pre-clinical development. We have also filed a Marketing Authorization Application, or MAA, in Europe to market PhosLo for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD.

In addition to our biopharmaceutical business, we collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products and excess antibody production toward funding the development of our product pipeline.

We are incorporated in Delaware. We are headquartered in Florida. We maintain our manufacturing operations in Florida and our research and development operations in Rockville, Maryland.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of July 1, 2006 and December 31, 2005, the consolidated results of our operations for the three and six months ended July 1, 2006 and June 25, 2005 and our cash flows for the six months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Basis of presentation and reclassifications: The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. In order to conform to the current year’s presentation, $0.9 million of workers compensation premium refunds included as a reduction to Prepaid Expenses and Other Current Assets in the 2005 condensed consolidated financials statements, has been reclassified to Accrued Expenses.

Revenue recognition: Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, government payer rebates, customer returns, other customer allowances, other wholesaler fees and chargebacks. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, when we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience proves to be different than our assumptions we would then adjust such allowances accordingly.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution allowances are estimated customer inventory levels, contract prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data and certain third-party information may itself rely on estimates. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. On January 1, 2006, we entered into a number of agreements with Prescription Drug Plans, or PDP, to provide PhosLo to patients under the Medicare Prescription Drug Improvement and Modernization Act of 2003’s Part D plan. We were required to make a number of assumptions in order to record our liabilities under the agreements, including how many patients will be covered by these PDP agreements. These assumptions were based on our understanding of the PhosLo patient population and expected utilization rates based on historical data. We believe that allowances for revenue dilution items are reasonably estimable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. These provisions are discussed in further detail below.

Chargebacks: We market products directly to wholesalers, distributors and homecare companies. We also market products indirectly to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as “indirect customers.” We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesale customers to indirect customers. Our estimates of inventory at wholesale customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established allowances. During the second quarter of 2006, we refined our methodology for determining our chargeback liability using more specific information. This resulted in a $0.8 million, or $0.01 per share, increase in sales and reduction to our chargeback liability.

Comprehensive (Loss) Income: We follow Statement of Financial Accounting Standards, or SFAS, No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other non-owner changes in shareholders’ equity. For the first six months of 2006, comprehensive loss included our net loss and the effect of foreign currency translation adjustments, net of tax. As of July 1, 2006 and December 31, 2005, $(0.4) million and $0.2 million of cumulative foreign currency (loss) income, respectively, were included on our balance sheet in addition to accumulated deficit. The foreign currency (loss) income is primarily related to intercompany balances we have classified as intercompany debt. It is our intent for the amounts paid on behalf of our subsidiaries to be repaid once we either license or partner our products in the markets the subsidiaries operate in, primarily Europe.

	For the three months ended		For the six months ended
(In thousands)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net loss	$(14,824)	$(20,930)	$(32,901)	$(36,752)
Foreign currency translation adjustments	(352)	178	(534)	253

Comprehensive loss	$(15,176)	$(20,752)	$(33,435)	$(36,499)

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, trade accounts receivable and trade accounts payable approximated fair value as of July 1, 2006 and December 31, 2005, because of the relatively short-term maturity of these instruments. Total convertible senior notes, notes payable debt and capital leases obligations were $119.9 million as of July 1, 2006 and $122.7 million as of December 31, 2005. The carrying value of our convertible senior notes at July 1, 2006 is $109.2 million compared to the approximate fair value of $95.3 million based on then current market rates. The carrying amounts of our notes payable and capital lease obligations approximate their fair value and are calculated using an interest rate consistent with our current borrowing rate. Information regarding debt is included in Note 8.

Cash and cash equivalents: Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions.

Marketable securities: Short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper including auction rate securities. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, these securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Realized gains and losses are included in “Other income” in the accompanying unaudited condensed consolidated statements of operations. Unrealized gains and losses are included in “Other accumulated comprehensive (loss) income” in the accompanying unaudited condensed consolidated balance sheets. There were no unrealized gains or losses recorded at July 1, 2006 and December 31, 2005.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, announced that SFAS No. 151, Inventory Costs, or SFAS No. 151, is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”, as defined in Accounting Principles Board, or APB, No. 43. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 in 2006 did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” or APB No. 20, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in 2006 did not have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP Nos. 115-1 and 124-1. The guidance in FSP Nos. 115-1 and 124-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP Nos. 115-1 and 124-1 address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The implementation of FSP Nos. 115-1 and 124-1 in 2006 did not have a material impact on our financial position or results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R,

Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we are recognizing share-based compensation expense in the Unaudited Condensed Statements of Operations for the three and six months ended July 1, 2006. For additional information related to the adoption of SFAS No. 123R, see Note 6.

In July 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we will adopt FIN No. 48 in our 2007 fiscal year. We are currently in the process of evaluating the effects of this new accounting standard.

NOTE 3 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out, or FIFO method, are as follows:

(In thousands)	July 1, 2006	December 31, 2005
Finished goods	$15,688	$13,594
Work in process	6,369	7,531
Raw materials	1,087	1,198

Total	$23,144	$22,323

Work in process inventory, net, at July 1, 2006 and December 31, 2005 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business. Finished goods included $1.2 million of inventory related to a contract manufacturing agreement that was terminated. We have billed our customer for this inventory which is being disputed.

We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, approval in the European Union, or EU, or FDA approval in the U.S. (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. As of July 1, 2006, and December 31, 2005 we had fully reserved pre-launch inventories of certain products that have not yet received final governmental approval.

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

A total of 387,864 and 1,574,420 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended July 1, 2006 and June 25, 2005, respectively, because their inclusion would be anti-dilutive. In addition, a total of 264,517 and 1,625,754 common stock equivalents have been excluded from the calculation of net loss per share in the six months ended July 1, 2006 and June 25, 2005, respectively, because their inclusion would be anti-dilutive.

NOTE 5 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Sales:
Biopharmaceutical products	$17,721	$14,500	$33,617	$31,994
Antibody products	12,214	11,379	23,866	19,962

Total	$29,935	$25,879	$57,483	$51,956

Gross margin:
Biopharmaceutical products	$11,705	$8,166	$21,834	$16,673
Antibody products	2,699	1,865	4,508	2,373

Total	$14,404	$10,031	$26,342	$19,046

Operating loss:
Biopharmaceutical products	$(14,641)	$(27,340)	$(31,302)	$(48,780)
Antibody products	(395)	(781)	(1,842)	(2,305)

Total	$(15,036)	$(28,121)	$(33,144)	$(51,085)

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

	For the Three Months Ended		For the Six Months Ended
(In thousands)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Operating (loss) income by Region:
U.S.	$(15,162)	$(23,373)	$(32,802)	$(42,295)
Ex-U.S.	126	(4,748)	(342)	(8,790)

Total	$(15,036)	$(28,121)	$(33,144)	$(51,085)

Our ex-U.S. operating income during the second quarter of 2006 resulted from the sublease of our European office space while the operating loss during the second quarter 2005 and the six months ended July 1, 2006 and June 25, 2005 resulted from initial commercialization activities to expand our biopharmaceutical products business to the EU, and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss to loss before benefit for income taxes:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Reportable segment operating loss	$(15,036)	$(28,121)	$(33,144)	$(51,085)
Unallocated interest income	945	924	2,008	1,478
Unallocated interest expense	(1,050)	(891)	(2,148)	(1,029)
Unallocated other income (expense), net	317	(215)	383	(184)

Loss before benefit for income taxes	$(14,824)	$(28,303)	$(32,901)	$(50,820)

NOTE 6 STOCK BASED COMPENSATION

We maintain incentive stock plans that provide for grants of stock options and restricted stock to our directors, officers and key employees. The stock plans are described more fully below.

Adoption of New Accounting Guidance and Transition

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under APB No. 25, when the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method. Under that method, compensation cost recognized in the three and six months ended July 1, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 is being recognized on a straight-line basis over the requisite remaining service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. There were no excess tax benefits for the three and six months ended July 1, 2006, and had we had excess tax benefits, they would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The fair value of each stock option on the date of grant and the fair value of shares issuable pursuant to the Company’s Employee Stock Purchase Plan, or ESPP, in the three and six months ended June 25, 2005 were estimated using a Black-Scholes option-pricing formula applying the following assumptions, and amortized over the respective option’s vesting period or ESPP plan purchase period, or six months, using the straight-line attribution approach, as shown in the following table:

Stock Options:

	Three Months Ended June 25, 2005	Six Months Ended June 25, 2005
Expected term (in years)	4.0	4.0
Risk-free interest rate	4.09%-4.60%	3.92%-4.60%
Expected volatility	56.8%-57.4%	56.8%-60.7%
Expected dividend yield	0%	0%

ESPP:

	Three Months Ended June 25, 2005	Six Months Ended June 25, 2005
Expected term (in years)	0.5	0.5
Risk-free interest rate	2.41%-3.26%	2.41%-3.26%
Expected volatility	41.6%-58.3%	41.6%-58.3%
Expected dividend yield	0%	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding.

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

The weighted-average fair value of options granted during the three and six-month periods ended June 25, 2005 was $5.50 and $5.56, respectively. Forfeitures were recognized as they occurred. The weighted-average fair value of shares issuable pursuant to the ESPP during the three and six-month periods ended June 25, 2005 was $4.75 and $5.01, respectively, per share.

The table below illustrates the effect on net loss and loss per share during the three and six-month periods ended June 25, 2005 if we had applied the fair value recognition provisions of SFAS No. 123. The estimated fair value is amortized to expense over each option grant’s respective vesting period and over the six-month plan purchase period for shares issuable under the ESPP.

(In thousands, except per share data)	Three Months Ended June 25, 2005	Six Months Ended June 25, 2005
Net loss, as reported	$(20,930)	$(36,752)
Total share-based employee compensation cost, net of tax	—	—
Total share-based employee compensation cost determined under SFAS No. 123 for all awards, net of tax	(1,643)	(3,179)

Pro forma net loss	$(22,573)	$(39,931)

Net loss per share:
Basic and diluted net loss— as reported	$(0.35)	$(0.62)

Basic and diluted net loss— pro forma	$(0.38)	$(0.67)

Valuation and Expense Information under SFAS No. 123R

As a result of the adoption of SFAS No. 123R, we recorded compensation costs of $0.8 million, or $0.01 per share, for the three months ended July 1, 2006 and $1.3 million, or $0.02 per share, for the six months ended July 1, 2006. Of the $0.8 million and $1.3 million recorded as compensation costs less than $0.1 million and $0.1 million were capitalized into the cost of inventory for the three and six-month periods ended July 1, 2006, respectively, and the remainder has been included in the associated operating expense line item. As a result of the adoption of SFAS No. 123R, our net loss and loss before benefit for income taxes for the three and six-month periods ended July 1, 2006 increased by $0.8 million and $1.3 million, respectively, than if we had continued to account for share-based compensation under APB No. 25. As of July 1, 2006, there was $6.7 million of total unrecognized compensation cost related to non-vested stock options, restricted stock, and shares issuable under the ESPP, which will be expensed over a weighted-average period of 3.0 years. We did not recognize a tax benefit for share-based compensation arrangements during the three and six-month periods ended July 1, 2006.

As required by SFAS No. 123R, we now estimate forfeitures of stock options and restricted stock awards and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of non-employee directors, senior management and all other employees-based on historical experience. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience.

Stock Options

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortized to expense over the option’s vesting period using the straight-line attribution approach:

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Expected term (in years)	2.15-8.12	2.15-8.12
Risk-free interest rate	5.23%-5.70%	4.47%-5.70%
Expected volatility	82.0%-98.3%	82.0%-98.3%
Expected dividend yield	0%	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical exercise behavior and forfeiture experience of our employees, as adjusted for certain events that management deemed to be non-recurring and/or non-indicative of future events.

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

We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and employees. As of July 1, 2006, there were 1,900,203 shares of common stock reserved for issuance under our stock plans. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to January 1, 2006, to employees typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become exercisable in full after six months after the grant date, subject to in each case to continuous service with the Company. During the three months ended July 1, 2006, we granted options to purchase our common stock which become exercisable over various vesting periods as follows: 4,500 options vested immediately, 1,362,138 options vest ratably over four years and 102,000 options granted to outside directors and the corporate secretary vest at the end of six months subject to continuous service with the Company and to acceleration in certain circumstances. During the six months ended July 1, 2006, we granted options to purchase our common stock which become exercisable over various vesting periods as follows: 16,000 options vested immediately, 1,452,638 options vest ratably over four years, 102,000 options granted to outside directors and the corporate secretary vest at the end of six months and 437,260 options (granted as part of a retention program authorized by the Compensation Committee of our Board of Directors) vest at the end of three years subject to continuous service with the Company and to acceleration in certain circumstances. During the three months ended July 1, 2006, we granted 60,000 shares of restricted stock that vest at the end of three years, and 80,000 and 20,000 shares of restricted stock that vest ratably over three and four years, respectively, subject to continuous service with the Company and to acceleration in certain circumstances. In addition, as part of the retention program, during the six months ended July 1, 2006, we granted 50,000 and 304,610 shares of restricted stock that vest at the end of one and three years, respectively, subject to continuous service with the Company and to acceleration in certain circumstances.

A summary of option activity under our stock plans as of July 1, 2006 and the changes during the first six months of 2006 is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005	8,699,323	$9.96
Granted	539,260	3.85
Exercised	(70,230)	4.63
Forfeited	(172,927)	14.32
Expired	(426,788)	10.73

Outstanding at April 1, 2006	8,568,638	9.50	6.89	$2,774
Granted	1,468,638	5.78
Exercised	(158,758)	6.64
Forfeited	(230,978)	6.79
Expired	(591,658)	11.52

Outstanding at July 1, 2006	9,055,882	$8.91	6.74	$2,847

Vested or expected to vest at July 1, 2006	8,566,409	$9.12	6.69	$2,548

Exercisable at July 1, 2006	7,165,878	$9.88	6.46	$1,757

The amount of compensation costs recorded in the three and six months ended July 1, 2006 related to stock options awards is $0.5 million and $0.7 million, respectively. As of July 1, 2006, there was $5.0 million of unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The weighted-average fair value of stock options granted during the three and six months ended July 1, 2006 was $3.79 and $3.43, respectively. The total intrinsic value of stock options exercised was $0.2 million and $0.3 million during the three and six months ended July 1, 2006, respectively, and was $1.3 million and $2.3 million in the three and six months ended June 25, 2005, respectively.

Cash received from the exercise of stock options under our stock plans for the three and six months ended July 1, 2006 was $0.8 million and $1.1 million, respectively.

Restricted Stock

During the first quarter of 2006, 50,000 and 304,610 shares of restricted stock were granted that vest in full on March 1, 2007 and March 1, 2009, respectively. During the second quarter of 2006, 80,000, 60,000 and 20,000 shares of restricted stock were granted with various vesting schedules that will be fully vested on May 12, 2009, June 12, 2009 and May 12, 2010, respectively.

A summary of the status of our restricted stock awards as of July 1, 2006 and changes during the first six months of 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 31, 2005	—
Granted	354,610	$3.83
Vested	—
Forfeited	—

Nonvested at April 1, 2006	354,610	3.83
Granted	160,000	5.85
Vested	—
Forfeited	(44,032)	3.83

Nonvested at July 1, 2006	470,578	$4.52

The amount of compensation costs recorded in the three and six months ended July 1, 2006 related to restricted stock awards is $0.1 million and $0.2 million, respectively. As of July 1, 2006, there was $1.5 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. No restricted stock awards vested during the first six months of 2006.

Employee Stock Purchase Plan (ESPP)

The terms of the ESPP, as amended, allow for qualified employees, as defined therein, to participate in the purchase of up to 1,000,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each share of stock which may be issued under our ESPP based upon our stock prices on December 1, 2004 and June 1, 2005 using a Black-Scholes option-pricing formula, applying the following assumptions, and amortize that value to expense over the plan purchase period using the straight-line attribution approach:

	Three Months Ended July 1, 2006	Six Months Ended July 1, 2006
Expected term (in years)	0.5	0.5
Risk-free interest rate	4.21%-4.86%	4.21%-4.86%
Expected volatility	52.6%-181.0%	52.6%-181.0%
Expected dividend yield	0%	0%
Fair value at grant date	$2.21-$2.23	$2.21-$2.23

The amount of compensation costs recorded in the three and six months ended July 1, 2006 related to participation in the ESPP is $0.2 million and $0.4 million, respectively, based upon the anticipated purchase of 148,890 shares and 80,023 shares on May 31, 2006 and November 30, 2006, respectively. As of July 1, 2006, there was $0.2 million of total unrecognized compensation cost related to shares which may be issued under the ESPP. That cost is expected to be fully recognized during the third and fourth quarters of 2006.

NOTE 7 TREASURY STOCK

On May 27, 2005, a member of our Board of Directors exercised stock options to purchase 7,500 shares of our common stock. This purchase was paid for by delivery of 1,958 shares of common stock valued at approximately $24 thousand. The shares delivered had been acquired more than six months previously and these shares have been accounted for as treasury stock.

NOTE 8 DEBT

Debt consists of the following:

In thousands	July 1, 2006	December 31, 2005
Current maturities:
Notes payable, PhosLo acquisition	$10,326	$2,389
Capital lease obligations	223	223

Total current maturities	10,549	2,612

Long term debt, net of current maturities:
Notes payable, PhosLo acquisition long-term	—	10,707
Capital lease obligations	166	238

Long term notes payable and capital lease obligations, net	166	10,945
2.875% Senior Convertible Notes, net	109,229	109,145

Total long-term debt	109,395	120,090

Total debt	$119,944	$122,702

On April 19, 2005, we issued $100 million of our 2.875% Convertible Senior Notes due 2025, or the Notes, through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Notes to cover over allotments.

The Notes were issued pursuant to an indenture between U.S. Bank National Association, as trustee, and us. The Notes are convertible, at the option of the holders, into shares of our common stock at a rate of 69.8348 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.32 per share, subject to adjustment upon the occurrence of certain events. The initial implied conversion price represents a 30% premium over the closing sale price of our common stock on April 13, 2005, which was $11.015 per share. The Notes, which represent our general, unsecured obligations, could be redeemable by us at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of the Notes may require us to repurchase them for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

The following table reconciles the net proceeds received:

(In thousands)
Cash received:
Proceeds from issuance	$112,400

Professional fees paid:
Discount granted to initial purchasers	(3,372)
Legal and accounting fees	(256)
Other	(42)

(3,670)

Net proceeds	$108,730

Interest on the Notes is payable on each April 15 and October 15, beginning October 15, 2005. Accrued and unpaid interest related to the Notes was $0.7 million at July 1, 2006. The $3.4 million discount granted to the initial purchaser of the Notes and the $0.3 million of deferred costs are being amortized to interest expense through April 15, 2020, the maturity date of the Notes.

On August 4, 2003, we acquired the worldwide rights to PhosLo from Braintree Laboratories, Inc., or Braintree. Under the terms of the agreement to acquire PhosLo, we agreed to pay $30.0 million in cash over the period ending March 1, 2007. The discounted value of the future payment obligation on July 1, 2006 was $10.3 million and has been reported as notes payable and capital lease obligations, net. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement.

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

During 2005, we announced several charges related to the closure of our European office including employee severance costs and future rent payments for our European office. Following the closure of our European office on January 31, 2006, we have a remaining liability $0.1 million for severance for our former employees through July 2006. During July 2006, we entered into an agreement with a third party to sub-lease our European office for the duration of this agreement. The terms and provisions of the sub-lease include quarterly rent payments in excess of our obligations related to the original lease. The table below outlines the changes in our liability related to these charges during the first six months of 2006.

(In thousands)	Balance at December 31, 2005	Charge Incurred	Cash Payments	Adjustments	Balance at July 1, 2006
Severance costs	$582	$—	$(485)	$—	$97
Lease obligations	—	126	—	(126)	—

Total	$582	$126	$(485)	$(126)	$97

We have agreements with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the Company.

NOTE 10 LEGAL PROCEEDINGS

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or “Roxane”, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application, or ANDA, with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. As of July 1, 2006, we had capitalized $67.4 million of intangible assets, net of accumulated amortization, on our balance sheet related to the PhosLo gelcap patent. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful life, we will record those changes in the period of that assessment.

On May 25, 2006, we filed an amended complaint in the lawsuit also alleging infringement of U.S. Patent No. 6,875,445. On June 9, 2006, Roxane filed an answer and counterclaims to the amended complaint, in which it denied infringement and asserted several affirmative defenses. Among those defenses, Roxanne has asserted that it does not infringe either patent, that the patents are invalid, and that the patents are unenforceable due to inequitable conduct. In addition, Roxane has asserted a counterclaim for attempted monopolization under the Sherman Act. Roxane seeks unspecified damages incurred and requests that such damages be trebled under the antitrust statute.

NOTE 11 INCOME TAXES

During 2006, we anticipate recording a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero. The tax benefit recorded during the three and six-month periods ended June 25, 2005 was primarily related to operating losses generated during the year in which we had a tax planning strategy that was prudent and feasible and was expected to utilized the majority of our deferred tax assets at that time.

NOTE 12 SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	For the Six Months Ended
	July 1, 2006	June 25, 2005
Interest paid	$1,628	$3

Discount paid on non-interest bearing notes	$750	$1,054

Income taxes (refunded) paid	$(67)	$24

Supplemental non-cash financing and investing activities:

Stock options exercised in exchange for common stock	$—	$93

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended July 1, 2006 and June 25, 2005. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

OVERVIEW

We leverage our experience and knowledge in powering the immune system to develop and market products that fight serious medical conditions. We are focused on developing products addressing the large commercial opportunities within our core business areas: hepatitis and transplant, kidney disease (nephrology), Gram-positive bacterial infections and nicotine addiction. We have three products on the market in the U.S. today: Nabi-HB® [Hepatitis B Immune Globulin (Human)], Aloprim™ [Allopurinol sodium (for injection)], and PhosLo® (calcium acetate), and a number of products in various stages of clinical and pre-clinical development. We have also filed a Marketing Authorization Application, or MAA, in Europe to market PhosLo, for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD.

We filed for our MAA for PhosLo under the Mutual Recognition Procedure, or MRP, in October, 2004. Under the MRP, the product license application is filed in a Reference Member State that reviews and takes action on the application. After the product is licensed by the Reference Member State, the Company may then file for approval in other countries in the EU. The review time for these subsequent filings is shortened. During the fourth quarter of 2005, we filed for approval for PhosLo in an additional five countries under the MRP rather than waiting for approval from the Reference Member State before expanding our filing to other markets. While that election has delayed the initial approval of PhosLo in the Reference Member State, it means that when the approval is received it will be in six markets in the EU. The Reference Member State completed its review of the application in January 2006 and recommended its approval to the five other member states we selected. These states are currently conducting their reviews. Contingent upon a successful inspection of the manufacturing plant in the U.S., we believe we will receive approval in all six EU countries by the end of 2006. We are seeking a commercial partner to sell PhosLo in Europe and do not expect to recognize any revenue from the sales of the product in Europe until after a partnership agreement is in place.

In addition to our biopharmaceutical business, we also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products and excess antibody production toward funding the development of our product pipeline.

On July 13, 2006, we announced that the Blood Products Advisory Committee of the U.S. Food and Drug Administration, or FDA, rendered a positive opinion of our Biologic License Application, or BLA, for Nabi-HB™ Intravenous [Hepatitis B Immune Globulin (Human) Intravenous]. The Committee voted to recommend approval of the use of Nabi-HB Intravenous for the prevention of recurrence of hepatitis B after liver transplant. The FDA generally follows the recommendations of its Advisory Committees, although it is not obligated to do so. We submitted our BLA for Nabi-HB Intravenous in November 2002. Nabi-HB Intravenous has received Orphan Drug status in the United States. Until final approval of Nabi-HB Intravenous is granted by the FDA, no shipments of the product will occur and no revenue will be recognized.

On June 26, 2006, we entered into an agreement with Kedrion S.p.A., or Kedrion, to co-develop and commercialize Civacir ® [Hepatitis C Immune Globulin (Human)], our investigational human polyclonal antibody product candidate for preventing re-infection in hepatitis C-positive liver transplant recipients. Under the terms of the agreement, we will pursue a common strategy with Kedrion to develop and commercialize Civacir in both the U.S. and European markets. Kedrion is our exclusive licensee to market Civacir in Europe, Turkey and the countries forming part of the former Soviet Union for a term of 15 years following the first commercial sale of Civacir by Kedrion or its affiliates under the agreement. In addition to milestone and royalty payments to be paid to us, Kedrion will assume development costs for Civacir in both Europe and the U.S. through at least Phase II clinical trials.

On May 30, 2006 we announced that as a result of discussions about our MAA for HEBIG with regulators of the Reference Member State, we have voluntarily withdrawn our MAA in Europe while we compile 12 months of stability data for a reformulation of the product. We expect to resubmit our MAA with this data during the first half of 2007. We believe all other pieces of the MAA have already been reviewed and accepted by the Reference Member State and that the Reference Member State has committed to an accelerated turn-around upon re-submission of the MAA. We believe that this new formulation will yield several benefits for the intravenous product in Europe and the U.S.

On March 30, 2006, we entered into an agreement with Fresenius Biotech GmbH, or Fresenius, to develop and market ATG-Fresenius S in North America. ATG-Fresenius S is an immunosuppressive polyclonal antibody product used for the prevention and treatment of organ rejection following transplantation. Under the terms of the agreement, Fresenius granted us exclusive sales and distribution rights to ATG-Fresenius S in the U.S. and Canada for an initial term of ten years following the first commercial sale of the product in the U.S., which term may be extended at our exclusive option for an additional five-year term. We are required to make payments to Fresenius upon completion of certain milestones during development and upon approval by the FDA. In addition, we will pay a royalty to Fresenius in exchange for the manufacture and supply of ATG-Fresenius S.

RESULTS OF OPERATIONS

Information concerning our sales by operating segment is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	July 1, 2006		June 25, 2005
Biopharmaceutical products:
-PhosLo	$9,562	31.9%	$3,195	12.3%
-Nabi-HB	7,184	24.0	10,930	42.2
-Other biopharmaceuticals	975	3.3	375	1.5

Biopharmaceutical subtotal	17,721	59.2	14,500	56.0

Antibody products:
-Non-specific antibodies	4,423	14.8	5,139	19.9
-Specialty antibodies	7,791	26.0	6,240	24.1

Antibody subtotal	12,214	40.8	11,379	44.0

Total	$29,935	100.0%	$25,879	100.0%

	For the Six Months Ended
(In thousands, except percentages)	July 1, 2006		June 25, 2005
Biopharmaceutical products:
-PhosLo	$17,592	30.6%	$6,951	13.4%
-Nabi-HB	14,345	25.0	17,616	33.9
-WinRho SDF	—	—	6,172	11.9
-Other biopharmaceuticals	1,680	2.9	1,255	2.4

Biopharmaceutical subtotal	33,617	58.5	31,994	61.6

Antibody products:
-Non-specific antibodies	10,197	17.7	9,984	19.2
-Specialty antibodies	13,669	23.8	9,978	19.2

Antibody subtotal	23,866	41.5	19,962	38.4

Total	$57,483	100.0%	$51,956	100.0%

FOR THE THREE MONTHS ENDED JULY 1, 2006 AND JUNE 25, 2005

Sales. Total sales for the second quarter of 2006 increased 16% to $29.9 million compared to $25.9 million for the second quarter of 2005.

Biopharmaceutical sales increased 22% to $17.7 million in the second quarter of 2006 compared to $14.5 million for the second quarter of 2005.

PhosLo® (calcium acetate). Sales of PhosLo were $9.6 million for the second quarter of 2006 compared to $3.2 million for the second quarter of 2005. We believe revenues in the second quarter of 2006 approximate patient utilization of PhosLo for the period. The 2006 period also reflects the impact of price increases initiated in July 2005. During the second quarter of 2005 we elected to defer $5.2 million of PhosLo revenue based on increased inventory levels at our wholesaler customers that was ultimately recognized during the third quarter of 2005.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB were $7.2 million for the second quarter of 2006 compared to $10.9 million for the second quarter of 2005. The level of liver transplants for hepatitis B virus, or HBV, positive patients affects sales of Nabi-HB. During the second quarter of 2006, patient demand for Nabi-HB remained above prior year levels. However, Nabi-HB revenue decreased from prior year levels because of the negotiation of a supply agreement with one of our significant customers. As a result, we shipped a minimal amount of Nabi-HB to that customer and estimated inventory levels at wholesalers decreased by approximately two months during the second quarter.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim™ [(Allopurinol sodium) for injection] and intermediate products manufactured in our plant. We also perform contract manufacturing for others. Other biopharmaceutical products sales for the second quarter of 2006 increased in comparison to sales of these products due primarily to higher sales of intermediate products manufactured in our plant and Aloprim.

Total antibody sales for the second quarter of 2006 were $12.2 million compared to $11.4 million for the second quarter of 2005.

Specialty antibody sales. Specialty antibody sales totaled $7.8 million in the second quarter of 2006 compared to $6.2 million in the second quarter of 2005, primarily reflecting increased sales of anti-rabies and RhoD antibodies.

Non-specific antibody sales. Sales of non-specific antibodies for the second quarter of 2006 totaled $4.4 million compared to $5.1 million for the second quarter of 2005. Sales of non-specific antibodies decreased as a result of a shift in production to our higher margin specialty antibodies.

Gross margin. Gross margin for the second quarter of 2006 was $14.4 million, or 48% of sales compared to $10.0 million, or 39% of sales, for the second quarter of 2005. The increase in gross margin as measured in dollars for the second quarter of 2006 is primarily due to increased sales of PhosLo and specialty antibodies. Partially offsetting these positive margin factors, gross margin for the second quarter of 2006 included excess plant capacity expense of $2.2 million versus no charge for excess plant capacity for the second quarter of 2005. Gross margin in the second quarter of 2005 reflected the impact of deferring $5.2 million in PhosLo sales and increased chargeback accruals related to an announced price increase for PhosLo effective July 1, 2005. Also during the second quarter of 2005 we reserved Nabi-HB material totaling $1.8 million comprising inventory that was damaged at a contract filling site and pre-launch Nabi-HB Intravenous inventory with expired product dating.

Royalty expense for the second quarter of 2006 was $0.3 million, or 2% of biopharmaceutical sales, compared to $0.5 million, or 3% of biopharmaceutical sales, for the second quarter of 2005. The decrease in royalty expense is mainly due to lower sales of Nabi-HB.

Selling, general and administrative expense. Selling, general and administrative expense was $16.5 million for the second quarter of 2006 compared to $17.2 million for the second quarter of 2005. This decrease in selling, general and administrative expense is primarily due to sales and marketing activities related to the planned commercialization of StaphVAX incurred during 2005 and was partially offset by the costs of retention and equity based compensation programs, the costs for ongoing compliance efforts related to sales rebates, and expenses related to increased investor relations activities.

Research and development expense. Research and development expense decreased 42% to $10.7 million for the second quarter of 2006 compared to $18.6 million for the second quarter of 2005. During the second quarter of 2005, a significant portion of our expenses were related to the development of StaphVAX. Research and development expense for the second quarter of 2006 primarily reflects activities related to the initiation of our NicVAX Phase II proof-of-concept clinical trial, ongoing expenses related to clinical development of ATG-Fresenius S and clinical trials to support PhosLo. The NicVAX clinical trial costs were partially offset by funding from the National Institute on Drug Abuse, a part of the National Institutes of Health.

Amortization of intangible assets. Amortization expense of $2.1 million for the second quarter of 2006 was flat compared to the second quarter of 2005. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income of $0.9 million for the second quarter of 2006 was flat compared to the second quarter of 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. Although the average cash balance for the second quarter of 2006 was less than the second quarter of 2005, we achieved increased return on investments due to higher interest rates in the 2006 period.

Interest expense. Interest expense for the second quarter of 2006 was $1.1 million compared to $0.9 million of interest expense reported for the first quarter of 2005. Included in interest expense for the second quarter of 2006 and 2005 is $0.8 million and $0.6 million, respectively, of accrued interest associated with our 2.875% Convertible Senior Notes due 2025 issued during the second quarter of 2005.

In addition, interest expense included $0.1 million and $0.2 million, respectively, during the second quarters of 2006 and 2005, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo.

Equity Based Compensation. During the first quarter of 2006 we adopted SFAS No. 123R. As a result, during the second quarter of 2006 we recorded compensation expense of $0.8 million related to our equity based compensation plans, and will have additional expense during the remainder 2006 and during succeeding years. As additional equity based awards are granted, we anticipate that this expense will continue to increase. Refer to Note 6.

Income taxes. During 2006, we anticipate recording a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full-year effective tax rate to be at or about zero. The tax benefit recorded during 2005 was primarily related to operating losses generated during the year for which we had a tax plan that was prudent and feasible and was expected to utilize the majority of our deferred tax assets at that time.

FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JUNE 25, 2005

Sales. Total sales for the first six months of 2006 were $57.5 million compared to $52.0 million for the first six months of 2005.

Biopharmaceutical sales were $33.6 million for the first six months of 2006 compared to $32.0 million for the first six months of 2005. Sales for the first six months of 2005 included WinRho SDF sales of $6.2 million. Our distribution agreement for WinRho SDF expired on March 24, 2005.

PhosLo. Sales of PhosLo for the first six months of 2006 were $17.6 million compared to $7.0 million for the first six months of 2005. We believe revenues in the first six months of 2006 approximate patient utilization of PhosLo for that period. The 2006 period also reflects price increases initiated in July 2005. We stopped shipments of the tablet formulation of the product in January 2005, to convert patients to the more patient friendly gelcap formulation, resulting in lower sales levels in the period. During the second quarter of 2005 we deferred $5.2 million of PhosLo sales based on increased inventory levels at our wholesaler customers that was ultimately recognized during the third quarter of 2005.

Nabi-HB. Sales of Nabi-HB were $14.3 million for the first six months of 2006 compared to $17.6 million for the first six months of 2005. The level of liver transplants for HBV positive patients affects sales of Nabi-HB. Patient demand for Nabi-HB remained above prior year levels. However, Nabi-HB revenue decreased from prior year levels because of the negotiation of a supply agreement with one of our significant customers. As a result, we shipped a minimal amount of Nabi-HB to that customer and estimated inventory levels at wholesalers decreased by approximately two months during the second quarter.

WinRho SDF [Rho (D) Immune Globulin Intravenous (Human)]. Our agreement with the manufacturer to distribute WinRho SDF in the U.S. ended on March 24, 2005. Sales of WinRho for the six months of 2005 totaled $6.2 million.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim and intermediate products manufactured in our plant. We also perform contract manufacturing for others. Other biopharmaceutical products sales increased during the first six months of 2006 in comparison to sales of these products during the first six months of 2005 primarily due to higher sales of Aloprim and intermediate products manufactured in our plant, partially offset by decreased contract manufacturing.

Total antibody sales for the first six months of 2006 were $23.9 million compared to $20.0 million for the first six months of 2005.

Specialty antibody sales. Specialty antibody sales were $13.7 million in the first six months of 2006 compared to $10.0 million in the first six months of 2005, primarily reflecting increased production of specialty antibodies.

Non-specific antibody sales. Sales of non-specific antibodies for the first six months of 2006 were $10.2 million compared to $10.0 million for the first six months of 2005 reflecting increased production of non-specific antibodies, partially offset by decreased pricing as a result of reduced testing protocols for one of our major customers.

Gross margin. Gross margin for the first six months of 2006 was $26.3 million compared to $19.0 million for the first six months of 2005. The increase in gross margin primarily reflects increased sales of PhosLo and specialty antibodies. These increases were partially offset by decreased Nabi-HB sales and the conclusion of a distribution agreement in the first quarter of 2005. In addition, offsetting these positive margin factors, gross margin for the first six months of 2006 included excess plant capacity expense of $3.8 million compared to $2.1 million for the first six months of 2005.

Royalty expense for the first six months of 2006 was $0.7 million, or 2% of biopharmaceutical sales, compared to $2.7 million, or 8% of biopharmaceutical sales, for the first six months of 2005, reflecting the expiration of a distribution agreement which included a royalty obligation based on product sales.

Selling, general and administrative expense. Selling, general and administrative expense was $33.4 million for the first six months of 2006 compared to $31.6 million for the first six months of 2005. Selling, general and administrative expense in the first six months of 2006 included ongoing compliance costs for our government pricing and reporting obligations, costs of retention and equity based compensation programs, and expenses related to increased investor relations activities. The 2005 period included spending on commercialization activities for StaphVAX in Europe.

Research and development expense. Research and development expense decreased 36% to $21.6 million for the first six months of 2006 compared to $33.8 million for the first six months of 2005. During 2005, the main focus of our research and development programs related to StaphVAX. The first six months of 2006 reflected expenses related to our ongoing clinical trials in support of PhosLo, initial enrollment and development activities to support our Phase II proof of concept clinical trial for NicVAX, initial development activities and Phase III clinical trial expenses for Fresenius ATG-S and the conclusion of the StaphVAX clinical trial assessment.

Amortization of intangible assets. Amortization expense was $4.3 million for the first six months of 2006 compared to $4.5 million for the first six months of 2005. This amortization is primarily related to the intangible assets recorded as part of the acquisition of PhosLo.

Interest income. Interest income for the first six months of 2006 was $2.0 million compared to $1.5 million for the comparable period of 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities. The increase in interest income reflects an increase in the average interest rate earned on those investments.

Interest expense. Interest expense for the first six months of 2006 was $2.1 million compared to $1.0 million of interest expense reported for the first six months of 2005. Included in interest expense for the first six months of 2006 and 2005 is $1.6 million and $0.6 million, respectively, of interest associated with our 2.875% Senior Convertible Notes. In addition, interest expense included $0.3 million and $0.5 million for the first six months of 2006 and 2005, respectively, for amortization of the discount on the notes payable entered into in connection with the acquisition of PhosLo. During the first six months of 2005, we capitalized interest of $0.1 million related to the construction of our vaccine manufacturing facility in Boca Raton, Florida and did not capitalize any interest amounts in the comparable period in 2006.

Equity Based Compensation. During the first quarter of 2006 we adopted SFAS No. 123R. As a result, during the first six months of 2006 we recorded compensation expense of $1.3 million related to our equity-based compensation plans, and will have additional expense during the remainder 2006 and during succeeding years. As additional equity-based awards are granted, we anticipate that this expense will continue to increase. Refer to Note 6.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at July 1, 2006 totaled $70.2 million compared to $106.9 million at December 31, 2005. Cash used by operations for the six months ended July 1, 2006 was $33.7 million reflecting the net loss and a reduction in accounts payable and accrued expenses as well as an increase in our accounts receivable due to increased product revenue.

On April 19, 2005, we issued $100 million of 2.875% Convertible Senior Notes due 2025, or the Notes. The Notes were issued through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. Interest on the Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem the Notes at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of the Notes may require us to repurchase the Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of July 1, 2006, our remaining obligation, net of discount, was $10.3 million which will be paid on or about March 1, 2007. During the first six months of 2006, we repaid approximately $3.1 million of this obligation.

Capital expenditures were $1.1 million for the first six months of 2006. Our capital expenditures are expected to total approximately $5 million for the full year 2006.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, as of July 1, 2006 we had a remaining net obligation of $0.5 million in cash payments extending through December 2006, which is recorded in accrued expenses.

As part of the employee retention program we will make cash payments of an aggregate of $1.3 million to participants who are employed by us on March 1, 2007.

During the first six months of 2006, we received $1.1 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first six months of 2006 or 2005. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. We also may seek approval of our Board of Directors to repurchase from time to time our Notes in the open market or in privately negotiated transactions.

We believe that cash flow from operations, cash and cash equivalents and marketable securities on hand at July 1, 2006 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next twelve months.

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

Accounts Receivable and Revenue Recognition

In the six months ended July 1, 2006, we had biopharmaceutical product sales of $33.6 million. At July 1, 2006, we had $25.6 million of trade accounts receivable including $18.7 million from biopharmaceutical sales.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from biopharmaceutical product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, government payer rebates, customer returns, other customer allowances, other wholesaler fees and chargebacks. At July 1, 2006, we had $11.2 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience is greater than our assumptions we will then record additional expenses in that period.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution allowances are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. On January 1, 2006, we entered into a number of agreements with Prescription Drug Plans, or PDPs, to provide PhosLo to patients under the Medicare Prescription Drug Improvement and Modernization Act of 2003’s Part D plan. We were required to make a number of assumptions, including how many patients will be covered by these PDP agreements in order to record our liabilities under these agreements. These assumptions were based on our understanding of the PhosLo patient population and expected utilization rates based on historical data. We believe that such provisions are estimable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. This provision is discussed in further detail below.

Chargebacks. We market products directly to wholesalers, distributors and homecare companies. We also market products indirectly to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as indirect customers. We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesaler customers to indirect customers. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established allowances. During the second quarter of 2006, we refined our methodology for determining our chargeback liability using more specific information. This resulted in a $0.8 million, or $0.01 per share, increase in sales and reduction to our chargeback liability.

The following table represents the amounts we have accrued for sales deductions:

(In thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 31, 2005	$2,080	$7,357	$1,350	$632	$11,419
Provisions	3,095	4,481	2,412	547	10,535
Actual credits utilized during the six months ended July 1, 2006	(3,535)	(3,891)	(2,873)	(482)	(10,781)

Balance at July 1, 2006	$1,640	$7,947	$889	$697	$11,173

Inventory and Reserves for Slow Moving or Obsolete Inventory

At July 1, 2006, we had inventory, net, of $23.1 million. During the six months ended July 1, 2006, we recorded a provision for inventory valuation allowance of $0.5 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product remaining shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, approval in the EU or FDA approval in the U.S. (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. As of July 1, 2006 and December 31, 2005 we had fully reserved approximately $4.9 million of pre-launch StaphVAX inventory and $0.8 million of Nabi-HB Intravenous, pending final approval.

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

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(Dollars in thousands)	July 1, 2006	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	14.8 years
Tablet patent	11,381	0.8 years
Gelcap patent	80,670	14.8 years
Customer relationships	2,337	2.1 years
Covenant not to compete	508	12.1 years

Total PhosLo related intangible assets	96,319
Less accumulated amortization	(24,068)

Total	$72,251

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

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical fractionation manufacturing facility in Florida and received approval from the FDA to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first six months of 2006, we recorded additional depreciation under this policy of $1.2 million, including $0.6 million in the second quarter of 2006. For the comparable periods of 2005, we recorded additional depreciation of $1.0 million and $0.2 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, announced that SFAS No. 151, Inventory Costs, or SFAS No. 151, is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”, as defined in Accounting Principles Board, or APB, No. 43. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 in 2006 did not have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” or APB No. 20, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in 2006 did not have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP Nos. 115-1 and 124-1. The guidance in FSP Nos. 115-1 and 124-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP Nos. 115-1 and 124-1 address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The implementation of FSP Nos. 115-1 and 124-1 in 2006 did not have a material impact on our financial position or results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we are recognizing share-based compensation expense in the Unaudited Condensed Statements of Operations for the three and six months ended July 1, 2006. For additional information related to the adoption of SFAS No. 123R, see Note 6.

In July 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we will adopt FIN 48 in our 2007 fiscal year. We are currently in the process of evaluating the effects of this new accounting standard.

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report about the Company that are not strictly historical are forward-looking statements and include statements about our products in development, the market for such products, clinical trials and studies, intellectual property position, and alliances and partnerships. These forward-looking statements can be identified because they involve our expectations, beliefs, intentions, plans, projections, or other characterizations of future events or circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to the Company’s ability to advance the development of products currently in the pipeline or in clinical trials; maintain the human and financial resources to commercialize current products and bring to market products in development; obtain regulatory approval for its products in the U.S., Europe or other markets; successfully develop, manufacture and market its products; successfully partner with other companies; realize future sales growth for its biopharmaceutical products; prevail in patent litigation; maintain sufficient intellectual property protections or positions; raise additional capital on acceptable terms; re-pay its outstanding convertible senior notes when due. Many of these factors are more fully discussed, as are other factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries, one wholly owned United Kingdom subsidiary and one Luxembourg subsidiary. During the six months ended July 1, 2006, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At July 1, 2006, we had $31.1 million of cash and cash equivalents and $39.1 million of marketable securities. In addition, we had outstanding Convertible Senior Notes that incur interest at 2.875% with a face value of $112.4 million, notes payable for the acquisition of PhosLo of $10.3 million, net of imputed discount, and capital lease obligations of $0.4 million.

Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions. Short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper.

Our exposure to market risk relates to our cash and investments and to our borrowings. We maintain an investment portfolio of money market funds, qualified purchaser funds, and short-term marketable securities. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. The notes payable related to the PhosLo acquisition were discounted at our estimated interest rate under our credit facility on August 4, 2003, the closing date of the acquisition.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of generally less than three months. The table below presents the principal amount and the weighted-average interest rates of our investment and debt portfolio:

(In millions, except for percentages)	Estimated Fair Value at July 1, 2006
Assets:
Cash, cash equivalents and marketable securities	$70.2
Average interest rate	4.6%
Liabilities:
2.875% Convertible Senior Notes due 2025	$109.2
Notes payable and capital lease obligations	10.7
Average interest rate	3.2%

Item 4. Controls and Procedures

Evaluation and Conclusion as of July 1, 2006

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of July 1, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2006. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On May 25, 2006, we filed an amended complaint in the lawsuit also alleging infringement of U.S. Patent No. 6,875,445. On June 9, 2006, Roxane filed an answer and counterclaims to the amended complaint, in which it denied infringement and asserted several affirmative defenses. Among those defenses, Roxanne has asserted that it does not infringe either patent, that the patents are invalid, and that the patents are unenforceable due to inequitable conduct. In addition, Roxane has asserted a counterclaim for attempted monopolization under the Sherman Act. Roxane seeks unspecified damages incurred and requests that such damages be trebled under the antitrust statute.

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

After working with the advisory panel, we have decided to take the following new approaches to develop our next-generation StaphVAX and Altastaph products:

•	We plan to develop a vaccine that will provide the broadest protection to the most vulnerable patients. Initially, we intend to advance a vaccine with antigens to S. aureus Types 5, 8 and 336 and S. epidermidis PS-1. We are also developing additional antigens to toxins released by the bacteria, which we plan to include in a next generation vaccine. Finally, we plan to advance the vaccine program’s clinical development, by partnering with a company that possesses complementary resources and expertise to help fund this program.

•	We plan to develop an antibody to treat for patients with persistent S. aureus and S. epidermidis infections who don’t optimally respond to an antibiotic; and to prevent infection in patients at immediate risk for infection (e.g., ICU patients; emergency surgery patients) and a combination antibody and vaccine regimen designed to prevent recurrence of these infections in hospital patients.

If our assessment of the outcome of the StaphVAX confirmatory Phase III clinical study was inaccurate or incomplete, or if the conclusions we drew from the assessment were inaccurate, our plans to develop next generation StaphVAX and Altastaph products may not be successful. Even if our assessment and conclusions were sound, we may not be able to successfully commercialize these products. There can be no assurance that we will be able to successfully partner and fund our continued research and development activities at the level required to commercialize these products. We intend to pursue strategic alliances with third parties to develop, commercialize and/or market our next generation Gram-positive vaccine program and to fund our Altastaph program. We may not be successful in our partnering and funding efforts or, if successful, our collaborative partners may not conduct their activities in a timely and effective manner. Our inability to successfully develop our next generation StaphVAX and Altastaph products, including our inability to fund or successfully partner such development, would adversely affect our future business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholders meeting, which was held on May 12, 2006.

A. For the election of nominees for the Board of Directors:

Name of Director	For	Authority Withheld
David L. Castaldi	38,306,429	5,585,062
Geoffrey F. Cox, Ph.D.	38,320,183	5,571,308
Peter B. Davis	38,530,913	5,360,578
Richard A. Harvey, Jr.	38,527,880	5,363,611
Leslie Hudson, Ph.D.	38,536,558	5,354,933
Linda Jenckes	38,523,490	5,368,001
Thomas H. McLain	38,503,072	5,388,419
Stephen G. Sudovar	38,315,528	5,575,963

B. For the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the 2006 fiscal year.

For	Against	Abstain
39,072,098	186,473	4,632,920

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Separation Agreement between Joseph Johnson and Nabi Biopharmaceuticals, effective June 13, 2006

10.2	Employment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006

10.3	Change of Control Severance Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006

10.4	Relocation, Sign-On Bonus Repayment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006

10.5	Indemnification Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated June 12, 2006, in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004

10.6	Base Salary Levels of Executive Officers

10.7	Definitive Co-Development and Commercialization Agreement between Kedrion S.p.A. and Nabi Biopharmaceuticals, dated June 26, 2006*

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 2, 2006	By:	/s/ Jordan I. Siegel
Jordan I. Siegel
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement between Joseph Johnson and Nabi Biopharmaceuticals, effective June 13, 2006

10.2	Employment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006

10.3	Change of Control Severance Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006

10.4	Relocation, Sign-On Bonus Repayment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006

10.5	Indemnification Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated June 12, 2006, in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004

10.6	Base Salary Levels of Executive Officers

10.7	Definitive Co-Development and Commercialization Agreement between Kedrion S.p.A. and Nabi Biopharmaceuticals, dated June 26, 2006*

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.