Form 10-Q
period 2006-09-30
NABI  BIOPHARMACEUTICALS
filed 2006-11-14
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at November 13, 2006 was 60,453,348 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
(In thousands, except for share and per share amounts)	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$32,020	$101,762
Marketable securities	32,925	5,172
Restricted cash	819	816
Trade accounts receivable, net	11,223	19,683
Inventories, net	22,169	20,500
Prepaid expenses and other current assets	3,630	3,449
Assets of discontinued operations	82,190	81,220

Total current assets	184,976	232,602

Property, plant and equipment, net	90,174	93,865
Other assets:
Intangible assets, net	1,751	1,955
Other, net	757	914

Total assets	$277,658	$329,336

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,039	$13,060
Accrued interest payable	1,510	717
Accrued expenses	15,824	16,758
Capital lease obligations, net	223	223
Current liabilities of discontinued operations	27,355	16,283

Total current liabilities	54,951	47,041
2.875% Senior Convertible Notes, net	109,271	109,145
Capital lease obligations, net	121	238
Non-current liabilities of discontinued operations	—	10,707
Other liabilities	236	378

Total liabilities	164,579	167,509

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 authorized; 61,210,080 and 60,322,763 shares issued, respectively	6,121	6,032
Capital in excess of par value	325,262	318,910
Treasury stock, 805,769 shares at cost	(5,321)	(5,321)
Accumulated deficit	(212,679)	(157,965)
Other accumulated comprehensive (loss) income	(304)	171

Total stockholders’ equity	113,079	161,827

Total liabilities and stockholders’ equity	$277,658	$329,336

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)
(In thousands, except per share data)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Sales	$19,634	$22,375	$59,525	$67,379
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	15,035	13,051	43,081	41,543
Royalty expense	325	460	1,025	3,139

Gross margin, excluding amortization of intangible assets	4,274	8,864	15,419	22,697
Selling, general and administrative expense	10,226	15,678	32,968	39,869
Research and development expense	10,240	15,789	27,901	47,672
Amortization of intangible assets	68	160	204	545
Other operating expense, principally freight	140	118	397	272

Operating loss	(16,400)	(22,881)	(46,051)	(65,661)

Interest income	908	1,266	2,916	2,744
Interest expense	(937)	(889)	(2,796)	(1,480)
Other (expense) income, net	(54)	74	329	(111)

Loss from continuing operations before benefit for income taxes	(16,483)	(22,430)	(45,602)	(64,508)
Benefit for income taxes	152	6,741	152	18,335

Loss from continuing operations	(16,331)	(15,689)	(45,450)	(46,173)

Discontinued operations
Loss from discontinued operations	(5,492)	(614)	(9,274)	(9,356)
Benefit for income taxes	10	185	10	2,659

Loss from discontinued operations	(5,482)	(429)	(9,264)	(6,697)

Net loss	$(21,813)	$(16,118)	$(54,714)	$(52,870)

Basic and diluted loss per share
Continuing operations	$(0.27)	$(0.26)	$(0.75)	$(0.77)
Discontinued operations	(0.09)	(0.01)	(0.15)	(0.12)

Basic and diluted loss per share	$(0.36)	$(0.27)	$(0.90)	$(0.89)

Basic and diluted weighted average shares outstanding	61,185	59,991	60,830	59,738

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)
(In thousands)	For the Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flow from operating activities:
Net loss	$(54,714)	$(52,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,806	14,322
Impairment of assets held for sale	2,890	—
Amortization of debt issuance costs	126	75
Interest expense on non-interest bearing notes	500	592
Provision for doubtful accounts	(7)	8
Provision for slow moving or obsolete inventory	1,430	2,927
Gain on sale of assets	(2)	(74)
Non-cash compensation	5,331	681
Tax benefit from stock options exercised	(162)	—
Write-off of obsolete fixed assets	452	—
Deferred income taxes	—	(24,472)
Other, primarily foreign currency translation	(474)	401
Changes in assets and liabilities:
Trade accounts receivable	(1,309)	16,614
Inventories	(2,217)	(10,022)
Prepaid expenses and other current assets	(39)	(1,995)
Other assets	146	(3,541)
Deferred revenue	3,115	961
Trade accounts payable and accrued expenses	(4,822)	(5,040)

Total adjustments	16,764	(8,563)

Net cash used in operating activities	(37,950)	(61,433)

Cash flow from investing activities:
Purchases of marketable securities	(68,075)	(152,450)
Proceeds from sales of marketable securities	40,322	79,550
Proceeds from sales of assets	8	74
Capital expenditures	(2,145)	(6,578)
Expenditures for manufacturing rights	—	(216)

Net cash used in investing activities	(29,890)	(79,620)

Cash flow from financing activities:
Payment of notes payable, PhosLo acquisition	(3,175)	(10,931)
Proceeds from issuance of convertible debt, net	—	108,730
Proceeds from exercise of employee stock options	1,273	3,757

Net cash (used in) provided by financing activities	(1,902)	101,556

Net decrease in cash and cash equivalents	(69,742)	(39,497)
Cash and cash equivalents at beginning of period	101,762	94,759

Cash and cash equivalents at end of period	$32,020	$55,262

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

On October 12, 2006, we executed a definitive agreement to sell certain assets related to our PhosLo operations to a U.S. subsidiary of Fresenius Medical Care for consideration of up to $150 million in up front cash, milestone payments and royalties on sales of a new product formulation under development. Refer to Note 15.

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

We are incorporated in Delaware. We are headquartered in Florida. We maintain our commercial and manufacturing operations in Florida and our research and development operations in Rockville, Maryland.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position as of September 30, 2006 and December 31, 2005, the consolidated results of our operations for the three and nine months ended September 30, 2006 and September 24, 2005 and our cash flows for the nine months then ended. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 CORRECTION OF PRIOR PERIOD ERRORS

During the three and nine month periods ended September 30, 2006 we recorded a net expense of $1.5 million related to errors in prior periods.

During the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The Audit Committee engaged independent legal counsel to assist in a review of our equity grant programs for the period January 1, 1997 through September 30, 2006. The investigation was completed on November 13, 2006. No fraud, back dating or spring loading issues were identified. However, the investigation did identify errors in the determination of the measurement date for certain stock option grants in prior years. As certain of the supporting documentation for the earlier years in the period was incomplete or unavailable, alternative documentation including contemporaneous memoranda, e-mails and interviews of current and former employees were required in reaching judgments as to the appropriate measurement dates. This resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, or $0.04 per share, over the period reviewed, including $0.2 million, or $0.00 per share, that has been reclassified to discontinued operations. The remaining adjustment amount was recorded within cost of products sold, selling, general and administrative expense and research and development expense. On an individual year basis, $0.5 million related to the year ending December 31, 2005 and was the greatest compensation expense in any individual year.

In addition, we identified an unrelated error in the calculation of depreciation expense on certain research and development assets which overstated depreciation expense from 2000 through 2005. An aggregate adjustment of $1.1 million, or $0.02 per share, was recorded in research and development expense during the third quarter of 2006.

We assessed the impact of these errors both individually and in the aggregate and concluded that they were not material to the current or prior impacted periods and they were corrected in the three and nine month periods ended September 30, 2006.

NOTE 3 ACCOUNTING POLICIES

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

Basis of presentation and reclassifications: The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and its subsidiaries. All significant intercompany accounts and transactions were eliminated during consolidation. Certain prior period amounts have been reclassified to conform to the current year’s presentation. As discussed in Note 4, the results of operations, the assets and the liabilities related to PhosLo have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. Accordingly, results of the operations related to PhosLo from prior periods have been reclassified to discontinued operations.

Revenue recognition: Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, government payer rebates, customer returns, other customer allowances, other wholesaler fees and chargebacks. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, when we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience proves to be different than our assumptions we would then adjust such allowances accordingly.

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

Chargebacks: We market products directly to wholesalers, distributors and homecare companies. We also market products indirectly to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as “indirect customers.” We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesale customers to indirect customers. Our estimates of inventory at wholesale customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established allowances. During the second quarter of 2006, we refined our methodology for determining our chargeback liability using more specific information. This resulted in a $0.8 million, or $0.01 per share, increase in sales and reduction to our chargeback liability. Of the $0.8 million adjustment, $0.6 million was related to PhsoLo and has been reclassified to discontinued operations.

Comprehensive Loss: We follow SFAS No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other non-owner changes in shareholders’ equity. For the first nine months of 2006, comprehensive loss included our net loss and the effect of foreign currency translation adjustments. As of September 30, 2006 and December 31, 2005, $(0.3) million and $0.2 million of cumulative foreign currency (loss) income, respectively, were included on our balance sheet in addition to accumulated deficit. The foreign currency (loss) income is primarily related to intercompany balances we have classified as intercompany debt. It is our intent for the amounts paid on behalf of our subsidiaries to be repaid once we either license or partner our products in the markets the subsidiaries operate in, primarily Europe.

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Net loss	$(21,813)	$(16,118)	$(54,714)	$(52,870)
Foreign currency translation adjustments	58	149	(475)	402

Comprehensive loss	$(21,755)	$(15,969)	$(55,189)	$(52,468)

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, trade accounts receivable and trade accounts payable approximated fair value as of September 30, 2006 and December 31, 2005, because of the relatively short-term maturity of these instruments. Total convertible senior notes, notes payable debt and capital lease obligations were $120.1 million as of September 30, 2006, of which $10.5 million has been reclassified to discontinued operations and $122.7 million as of December 31, 2005, of which $13.1 million has been reclassified to discontinued operations. The carrying value of our convertible senior notes at September 30, 2006 is $109.3 million compared to the approximate fair value of $101.4 million based on then current market rates. The carrying amounts of our notes payable and capital lease obligations approximate their fair value and are calculated using an interest rate consistent with our current borrowing rate. Information regarding debt is included in Note 10.

Cash and cash equivalents: Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions.

Marketable securities: Short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper including auction rate securities. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, these securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Realized gains and losses are included in “Other income” in the accompanying unaudited condensed consolidated statements of operations. Unrealized gains and losses are included in “Other accumulated comprehensive (loss) income” in the accompanying unaudited condensed consolidated balance sheets. There were no unrealized gains or losses recorded at September 30, 2006 and December 31, 2005.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we are recognizing share-based compensation expense in the Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2006. For additional information related to the adoption of SFAS No. 123R see Note 8.

In July 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we will adopt FIN No. 48 in our 2007 fiscal year. We are currently evaluating the impact the adoption of FIN No. 48 will have on our financial position or results of operations.

In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We will adopt SAB No. 108 in the fourth quarter of 2006. We are currently evaluating the impact the adoption of SAB No. 108 will have on our financial position or results of operations. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

NOTE 4 DISCONTINUED OPERATIONS

In December 2005, we began a review of strategic alternatives for our nephrology franchise based on the results of the StaphVAX clinical trial announced during November 2005. As part of this review, we considered several alternatives including the in-licensing of additional products, alternative commercial models, distribution arrangements and the sale of PhosLo. On August 7, 2006, we signed a non-binding letter of intent in which we agreed to exclusive negotiations for the sale of PhosLo to a U.S. subsidiary of Fresenius Medical Care. On October 12, 2006, we executed a definitive agreement, or the Agreement, to sell certain assets related to our PhosLo operations. Refer to Note 15. Under the terms of the Agreement, we will receive $65 million in cash upon closing and up to an additional $20 million upon successful completion of certain milestones. In addition, the purchaser is acquiring product rights to a new product formulation and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

The assets and liabilities related to PhosLo have been accounted for as held for sale as of September 30, 2006 based on the following criteria: the PhosLo assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, we will not have a significant continuing involvement with the product beyond one year after the closing of the transaction, the cash milestone and royalty payments to be received upon achievement of certain events are considered to be indirect cash flows, and we will not continue any significant active revenue-producing or active cost-generating activities related to PhosLo. In addition, as part of the close of the transaction, we anticipate that we will execute a transition services agreement under which we will be reimbursed for all services rendered and expenses incurred related to PhosLo marketing and research and development activities as requested by the purchaser. These transition services are not expected to be material to the PPhosLo cash flows. Therefore in accordance with SFAS, No. 144, the accompanying Unaudited Condensed Consolidated Balance Sheets report the assets and liabilities related to PhosLo as discontinued operations in all periods presented, and the results of operations related to PhosLo have been classified as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations for all periods presented.

An impairment loss of $2.9 million, or $0.05 per share, was recorded during the third quarter of 2006 within discontinued operations to adjust the assets held for sale to their estimated fair value less costs to sell the product, of which $1.6 million is accrued as of September 30, 2006. The impairment write-down analysis was based on $70 million in cash expected to be received at closing, which is comprised of the $65 million due at closing or within five business days of closing, and an additional $5 million related to the achievement of the first milestone. Effective September 30, 2006, we have ceased depreciating and amortizing these assets.

Under the terms of our purchase agreement to acquire PhosLo in August 2003, we agreed to pay $30 million in cash consideration over the period ending March 1, 2007. The discounted value of the future payment obligation on September 30, 2006 was $10.5 million and has been reported as notes payable, net within liabilities of discontinued operations. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement. As this payment obligation was directly associated with our PhosLo assets and since the remaining principal balance will be put into escrow upon the closing of the transaction, the associated interest expense for current and prior periods has been allocated to discontinued operations in the accompanying financial statements.

All of the assets held for sale are related to our biopharmaceutical segment.

The following table presents the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the Unaudited Condensed Consolidated Balance Sheets:

(In thousands)	September 30, 2006	December 31, 2005
Inventories, net	$941	$1,823
Prepaid expenses	17	162
Property and equipment, net	195	219
Intangible assets, net	70,188	76,377

Subtotal	71,341	78,581
Impairment accrual	(1,566)	—

Assets held for sale	69,775	78,581
Trade accounts receivable, net	12,415	2,639

Total current assets of discontinued operations	$82,190	$81,220

(In thousands)	September 30, 2006	December 31, 2005
Trade accounts payable	$2,653	$4,524
Accrued expenses	14,195	9,370
Note payable, net	10,507	2,389

Total current liabilities of discontinued operations	27,355	16,283
Note payable, net	—	10,707

Total liabilities of discontinued operations	$27,355	$26,990

The following table presents summarized financial information for the discontinued operations presented in the Unaudited Condensed Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Total revenues	$6,789	$8,117	$24,382	$15,068
Operating loss	(5,311)	(516)	(8,803)	(8,821)
Loss before benefit for income taxes	(5,492)	(614)	(9,274)	(9,356)
Net loss	(5,482)	(429)	(9,264)	(6,697)

NOTE 5 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out, or FIFO method, are as follows:

(In thousands)	September 30, 2006	December 31, 2005
Finished goods	$17,006	$11,941
Work in process	4,146	7,531
Raw materials	1,017	1,028

Total	$22,169	$20,500

Work in process inventory, net, at September 30, 2006 and December 31, 2005 primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business. Finished goods, net, at September 30, 2006 included $1.2 million of inventory related to a contract manufacturing agreement that was terminated. We have billed our customer for this inventory which is being disputed. The increase in our total inventory and finished goods inventory balance at September 30, 2006 compared to December 31, 2005 is primarily related to lower sales of Nabi-HB as we continue to negotiate the terms of a supply agreement with a significant customer. The corresponding reduction in inventories at this customer has caused an increase in inventories held by us.

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

As of September 30, 2006, and December 31, 2005, we had fully reserved pre-launch inventories of certain products that have not yet received final governmental approval.

NOTE 6 LOSS PER SHARE

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

A total of 255,593 and 1,895,724 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended September 30, 2006 and September 24, 2005, respectively, because their inclusion would be anti-dilutive. In addition, a total of 261,542 and 1,715,743 common stock equivalents have been excluded from the calculation of net loss per share in the nine months ended September 30, 2006 and September 24, 2005, respectively, because their inclusion would be anti-dilutive.

NOTE 7 OPERATING SEGMENT INFORMATION

The following table presents information related to our two reportable segments:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Sales:
Biopharmaceutical products	$7,424	$11,822	$23,449	$36,864
Antibody products	12,210	10,553	36,076	30,515

Total	$19,634	$22,375	$59,525	$67,379

Gross margin:
Biopharmaceutical products	$2,279	$7,769	$8,915	$19,229
Antibody products	1,995	1,095	6,504	3,468

Total	$4,274	$8,864	$15,419	$22,697

Operating loss:
Biopharmaceutical products	$(14,851)	$(21,021)	$(41,329)	$(61,047)
Antibody products	(1,549)	(1,860)	(4,722)	(4,614)

Total	$(16,400)	$(22,881)	$(46,051)	$(65,661)

On March 24, 2005, our agreement to distribute WinRho SDF ended and we ceased distribution of that product. Results for the nine months ended September 24, 2005 included $6.2 million of revenues from that product.

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Operating loss by Region:
U.S.	$(16,400)	$(17,963)	$(45,709)	$(51,953)
Ex-U.S.	—	(4,918)	(342)	(13,708)

Total	$(16,400)	$(22,881)	$(46,051)	$(65,661)

Our ex-U.S. operating loss during the three months ended September 24, 2005 and the nine months ended September 30, 2006 and September 24, 2005 resulted from initial commercialization activities to expand our biopharmaceutical products business to the EU, and has been allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss to loss before benefit for income taxes:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Reportable segment operating loss	$(16,400)	$(22,881)	$(46,051)	$(65,661)
Unallocated interest income	908	1,266	2,916	2,744
Unallocated interest expense	(937)	(889)	(2,796)	(1,480)
Unallocated other income (expense), net	(54)	74	329	(111)

Loss from continuing operations before benefit for income taxes	$(16,483)	$(22,430)	$(45,602)	$(64,508)

NOTE 8 STOCK BASED COMPENSATION

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

During the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, of which $0.2 million has been reclassified to discontinued operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method. Under that method, compensation cost recognized in the three and nine months ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 is being recognized on a straight-line basis over the requisite remaining service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. There were no excess tax benefits for the three and nine months ended September 30, 2006, and had we had excess tax benefits, they would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The fair value of each stock option on the date of grant and the fair value of shares issuable pursuant to the Company’s Employee Stock Purchase Plan, or ESPP, in the three and nine months ended September 24, 2005 were estimated using a Black-Scholes option-pricing formula applying the following assumptions, and amortized over the respective option’s vesting period or ESPP plan purchase period, or six months, using the straight-line attribution approach, as shown in the following table:

Stock Options:

	Three Months Ended September 24, 2005	Nine Months Ended September 24, 2005
Expected term (in years)	4.0	4.0
Risk-free interest rate	4.10%-4.63%	3.92%-4.63%
Expected volatility	49.2%-57.0%	49.2%-60.7%
Expected dividend yield	0%	0%

ESPP:

	Three Months Ended September 24, 2005	Nine Months Ended September 24, 2005
Expected term (in years)	0.5	0.5
Risk-free interest rate	3.26%	2.41%-3.26%
Expected volatility	41.6%	41.6%-58.3%
Expected dividend yield	0%	0%

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

The weighted-average fair value of options granted during the three and nine-month periods ended September 24, 2005 was $6.05 and $5.60, respectively. Forfeitures were recognized as they occurred. The weighted-average fair value of shares issuable pursuant to the ESPP during the three and nine-month periods ended September 24, 2005 was $4.25 and $4.62, respectively, per share.

The table below illustrates the effect on net loss and loss per share during the three and nine-month periods ended September 24, 2005 if we had applied the fair value recognition provisions of SFAS No. 123. The estimated fair value is amortized to expense over each option grant’s respective vesting period and over the six-month plan purchase period for shares issuable under the ESPP.

(In thousands, except per share data)	Three Months Ended September 24, 2005	Nine Months Ended September 24, 2005
Net loss, as reported	$(16,118)	$(52,870)
Total share-based employee compensation cost, net of tax	—	—
Total share-based employee compensation cost determined under SFAS No. 123 for all awards, net of tax	(1,559)	(4,614)

Pro forma net loss	$(17,677)	$(57,484)

Net loss per share:
Basic and diluted net loss— as reported	$(0.27)	$(0.89)

Basic and diluted net loss— pro forma	$(0.29)	$(0.96)

Valuation and Expense Information under SFAS No. 123R

As a result of the adoption of SFAS No. 123R, we recorded compensation costs of $0.9 million, or $0.02 per share, for the three months ended September 30, 2006 and $2.2 million, or $0.04 per share, for the nine months ended September 30, 2006. Of the $0.9 million and $2.2 million recorded as compensation costs $49 thousand and $0.1 million were reclassified into discontinued operations for each of the three and nine month periods ended September 30, 2006, respectively. In addition, of the $0.9 million and $2.2 million recorded as compensation costs $18 thousand and $0.1 million were capitalized into the cost of inventories for each of the three and nine-month periods ended September 30, 2006, respectively, and the remainder has been included in the associated operating expense line item. As a result of the adoption of SFAS No. 123R, our net loss and loss before benefit for income taxes for the three and nine-month periods ended September 30, 2006 increased by $0.9 million and $2.2 million, respectively, than if we had continued to account for share-based compensation under APB No. 25. As of September 30, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested stock options, restricted stock, and shares issuable under the ESPP, which will be expensed over a weighted-average period of 3.0 years, of which $0.4 million is related to discontinued operations. We did not recognize a tax benefit for share-based compensation arrangements during the three and nine-month periods ended September 30, 2006.

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

Stock Options

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortized to expense over the option’s vesting period using the straight-line attribution approach:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term (in years)	2.15-3.69	2.15-8.12
Risk-free interest rate	5.25%-5.63%	4.47%-5.70%
Expected volatility	81.4%-98.4%	81.4%-98.4%
Expected dividend yield	0%	0%

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

We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and employees. As of September 30, 2006, there were 2,295,745 shares of common stock reserved for issuance under our stock plans. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to January 1, 2006, to employees typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become exercisable in full after six months after the grant date, subject to in each case to continuous service with the Company. During the three months ended September 30, 2006, we granted options to purchase our common stock which become exercisable over various vesting periods as follows: 7,750 options vested immediately, 6,500 options that vest ratably over four years subject to continuous service with the Company and to acceleration in certain circumstances. During the nine months ended September 30, 2006, we granted options to purchase our common stock which become exercisable over various vesting periods as follows: 23,750 options vested immediately, 1,459,138 options that vest ratably over four years, 102,000 options granted to outside directors and the corporate secretary that vest at the end of six months and 437,260 options (granted as part of a retention program authorized by the Compensation Committee of our Board of Directors) that vest at the end of three years subject to continuous service with the Company and to acceleration in certain circumstances. We did not grant any restricted stock during the three months ended September 30, 2006. During the nine months ended September 30, 2006, we granted 60,000 shares of restricted stock that vest at the end of three years, and 80,000 and 20,000 shares of restricted stock that vest ratably over three and four years, respectively, subject to continuous service with the Company and to acceleration in certain circumstances. In addition, as part of the retention program, during the nine months ended September 30, 2006, we granted 50,000 and 304,610 shares of restricted stock that vest at the end of one and three years, respectively, subject to continuous service with the Company and to acceleration in certain circumstances.

A summary of option activity under our stock plans as of September 30, 2006 and the changes during the first nine months of 2006 is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005	8,699,323	$9.96
Granted	2,022,148	5.26
Exercised	(259,573)	4.90
Forfeited	(516,319)	9.00
Expired	(1,301,740)	11.44

Outstanding at September 30, 2006	8,643,839	$8.85	6.47	$2,836

Vested and expected to vest at September 30, 2006	8,178,364	$9.06	6.42	$2,541

Exercisable at September 30, 2006	6,852,561	$9.79	6.20	$1,768

The amount of compensation costs recorded in the three and nine months ended September 30, 2006 related to stock options awards is $0.7 million and $1.4 million, respectively. Of the $0.7 million and $1.4 million of compensation costs recorded, $18 thousand and $0.1 million for the three and nine months ended September 30, 2006, respectively, have been reclassified to discontinued operations. As of September 30, 2006, there was $4.3 million of unrecognized compensation cost related to the stock options granted under our stock plans, of which $0.4 million is related to discontinued operations. That cost is expected to be recognized over a weighted-average period of 3.2 years. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $3.00 and $3.43, respectively. The total intrinsic value of stock options exercised was $41 thousand and $0.3 million during the three and nine months ended September 30, 2006, respectively, and was $1.8 million and $4.1 million in the three and nine months ended September 24, 2005, respectively.

Cash received from the exercise of stock options under our stock plans for the three and nine months ended September 30, 2006 was $0.1 million and $1.3 million, respectively.

Restricted Stock

During the first quarter of 2006, 50,000 and 304,610 shares of restricted stock were granted that vest in full on March 1, 2007 and March 1, 2009, respectively. During the second quarter of 2006, 80,000, 60,000 and 20,000 shares of restricted stock were granted with various vesting schedules that will be fully vested on May 12, 2009, June 12, 2009 and May 12, 2010, respectively. No restricted stock was granted in the third quarter of 2006.

A summary of the status of our restricted stock awards as of September 30, 2006 and changes during the first nine months of 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 31, 2005	—
Granted	514,610	$4.46
Vested	—
Forfeited	(58,831)	3.83

Nonvested at July 1, 2006	455,779	$4.54

The amount of compensation costs recorded in the three and nine months ended September 30, 2006 related to restricted stock awards is $0.1 million and $0.4 million, respectively, none of which has been reclassified to discontinued operations. As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans, none of which is related to discontinued operations. That cost is expected to be recognized over a weighted-average period of 2.4 years. No restricted stock awards vested during the first nine months of 2006.

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

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each share of stock which may be issued under our ESPP based upon our stock prices on December 1, 2004 and June 1, 2005 using a Black-Scholes option-pricing formula, applying the following assumptions, and amortize that value to expense over the plan purchase period using the straight-line attribution approach:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term (in years)	0.5	0.5
Risk-free interest rate	4.86%	4.21%-4.86%
Expected volatility	52.6%	52.6%-181.0%
Expected dividend yield	0%	0%
Fair value at grant date	$2.23	$2.21-$2.23

The amount of compensation costs recorded in the three and nine months ended September 30, 2006 related to participation in the ESPP is $0.1 million and $0.4 million, respectively, based upon the anticipated purchase of 148,890 shares and 80,023 shares on May 31, 2006 and November 30, 2006, respectively. Of the $0.1 million and $0.4 million of compensation costs recorded, $14 thousand and $0.1 million for the three and nine months ended September 30, 2006, respectively, have been reclassified to discontinued operations. As of September 30, 2006, there was $0.1 million of total unrecognized compensation cost related to shares which may be issued under the ESPP, of which $10 thousand is related to discontinued operations. That cost is expected to be fully recognized during the third and fourth quarters of 2006.

NOTE 9 TREASURY STOCK

On May 27, 2005, a member of our Board of Directors exercised stock options to purchase 7,500 shares of our common stock. This purchase was paid for by delivery of 1,958 shares of common stock valued at approximately $24 thousand. The shares delivered had been acquired more than six months previously and these shares have been accounted for as treasury stock.

NOTE 10 DEBT

On April 19, 2005, we issued $100 million of our 2.875% Convertible Senior Notes due 2025, or the Notes, through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Notes to cover over allotments. The carrying value of the Notes at September 30, 2006 is $109.3 million compared $109.1 million at December 31, 2005.

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

Interest on the Notes is payable on each April 15 and October 15, beginning October 15, 2005. Accrued and unpaid interest related to the Notes was $1.5 million at September 30, 2006. The $3.4 million discount granted to the initial purchaser of the Notes and the $0.3 million of deferred costs are being amortized to interest expense through April 15, 2020, the maturity date of the Notes.

NOTE 11 CONTINGENT LIABILITIES AND CAPITAL COMMITMENTS

During July 2006, we amended our agreement with DSM Pharmaceuticals, Inc., or DSM, pursuant to which we acquired rights to Aloprim. Under the terms of the amended agreement, we have a remaining minimum requirement to pay DSM $1.4 million over the period ending June 29, 2009. Our remaining purchase commitment requires us to pay $0.5 million in 2006, $0.3 million in 2007, $0.3 million in 2008 and $0.3 million in 2009.

During 2005, we announced several charges related to the closure of our European office including employee severance costs and future rent payments for our European office. Following the closure of our European office on January 31, 2006, we have a remaining liability $0.1 million for severance and other related expenses for our former employees through the remainder of 2006. During July 2006, we entered into an agreement with a third party to sub-lease our European office for the duration of this agreement. The terms and provisions of the sub-lease include quarterly rent payments in excess of our obligations related to the original lease. The table below outlines the changes in our liability related to these charges during the first nine months of 2006.

(In thousands)	Balance at December 31, 2005	Charge Incurred	Cash Payments	Adjustments	Balance at September 30, 2006
Severance costs	$582	$—	$(519)	$—	$63
Lease obligations	—	126	—	(126)	—

Total	$582	$126	$(519)	$(126)	$63

We have agreements with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and equity based award modifications in the event of a change in control of the Company.

NOTE 12 LEGAL PROCEEDINGS

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or “Roxane”, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application, or ANDA, with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product will be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit. As of September 30, 2006, we had capitalized $70.2 million of intangible assets, net of accumulated amortization, on our balance sheet related to the PhosLo gelcap patent. In future periods, if we assess that circumstances have resulted in changes to the carrying value of the intangible assets or their estimated useful life, we will record those changes in the period of that assessment.

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

On July 18, 2006, we filed a motion to dismiss Roxane’s antitrust counterclaim, as well as to stay and bifurcate discovery on that counterclaim. On October 20, 2006, the Magistrate Judge ruled that discovery on the counterclaim should proceed simultaneously with discovery on the underlying patent claim. The District Judge has not yet ruled on the portion of the motion that seeks to dismiss the counterclaim on the pleadings. The parties are in the deposition phase of discovery.

Following the closing of the transaction contemplated by the definitive agreement, Fresenius has agreed to assume certain liabilities associated with PhosLo, including liabilities arising after the closing related to the prosecution of the Roxane patent litigation initiated by us.

NOTE 13 INCOME TAXES

During 2006, we anticipate recording a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero. The tax benefit recorded in the three and nine month period of 2006 is the result of the correction of the error for compensation expense. We previously utilized tax deductions for stock options exercised through Additional Paid in Capital that was reversed in this period as a result of the compensation expense recorded during the quarter for stock options. The tax benefit recorded during the three and nine-month periods ended September 24, 2005 was primarily related to operating losses generated during the year in which we had a tax planning strategy that was prudent and feasible and was expected to utilized the majority of our deferred tax assets at that time.

Under Section 382 of the Internal Revenue Code, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of tax losses for federal tax purposes would be limited to approximately $15 million per year. As a result, federal net operating losses may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes. A more detailed calculation will be prepared once we have taxable income for federal and state purposes.

NOTE 14 SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)	For the Nine Months Ended
	September 30, 2006	September 24, 2005
Interest paid	$1,629	$6

Discount paid on non-interest bearing notes	$782	$1,101

Income taxes (refunded) paid	$(68)	$420

Supplemental non-cash financing and investing activities:

Stock options exercised in exchange for common stock	$—	$93

NOTE 15 SUBSEQUENT EVENT

On October 12, 2006, we executed a definitive agreement to sell certain assets related to our PhosLo operations to a U.S. subsidiary of Fresenius Medical Care, or Fresenius, for consideration of up to $150 million in up front cash, milestone payments and royalties on sales of a new product formulation under development. Under the terms of the agreement Fresenius will pay us $65 million in cash upon closing and up to an additional $20 million upon successful completion of certain milestones. Of these milestones, $5 million is expected to be received at closing, $5 million is expected to be received during the fourth quarter of 2006 and the remaining $10 million is expected to be received during 2007 and 2008. Fresenius will also acquire rights to a new product formulation currently under development, which we expect will be submitted for licensure in the U.S. during 2007. Following the successful launch of this new product formulation, Fresenius has agreed to pay us royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million. The transaction is subject to customary closing and regulatory conditions including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Following the closing of the transaction contemplated by the Agreement, Fresenius agreed to assume certain liabilities associated with PhosLo, including the liabilities arising after the closing under assumed contracts and the prosecution of the Roxane patent litigation initiated by Nabi (the “Roxane Proceeding”). Specifically, within three (3) days of the closing date Fresenius will join Nabi as an additional plaintiff and counterclaim defendant in the Roxane Proceeding and will assume the sole and absolute right to control, abandon, negotiate, settle and otherwise deal with the Roxane Proceeding. Fresenius will not compromise or settle the Roxane Proceeding, or otherwise terminate the Roxane Proceeding, without Nabi’s prior written consent, which consent will not be unreasonably withheld. Nabi’s consent will not be required for any termination of the Roxane Proceeding under which (i) Nabi is unconditionally released in writing from all liabilities with respect thereto and the claims litigated therein or (ii) Fresenius assumes an obligation to indemnify Nabi for any liabilities arising from the Roxane Proceeding. Fresenius will not assume liability or responsibility for Nabi’s actions or omissions in initiating and maintaining the Roxane Proceeding prior to the Fresenius’ assumption of control and Nabi will be responsible for defending its own acts or omissions in initiating and maintaining the Roxane Proceeding occurring prior to Fresenius’ assumption of control.

In conjunction with this transaction, in October 2006, we offered severance packages to certain employees. The associated liability for one-time termination benefits, which will be recognized in the fourth quarter of 2006, is estimated at approximately $1.2 million and will be reported in discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 30, 2006 and September 24, 2005. The discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

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

On October 12, 2006, we executed a definitive agreement to sell certain assets related to our PhosLo operations, including the European rights, to a U.S. subsidiary of Fresenius Medical Care for consideration of up to $150 million in up front cash, milestone payments and royalties on sales of a new product formulation under development.

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

On August 29, 2006, we announced that we obtained the exclusive rights to use a novel hyperimmune immunoglobulin extraction technology from ProMetic Life Sciences, or ProMetic. Under the terms of the agreement, we obtain the exclusive worldwide rights to use ProMetic’s plasma fractionation technology in the development of several of our hyperimmune product candidates, including Civacir and Altastaph. In addition, we obtained an option for the exclusive North American rights to this technology for use with Nabi-HB and in the development of Nabi-HB Intravenous and certain other possible product candidates.

On July 13, 2006, we announced that the Blood Products Advisory Committee of the U.S. Food and Drug Administration, or FDA, rendered a positive opinion of our Biologic License Application, or BLA, for Nabi-HB™ Intravenous [Hepatitis B Immune Globulin (Human) Intravenous]. The Committee voted to recommend approval of the use of Nabi-HB Intravenous for the prevention of recurrence of hepatitis B after liver transplant. The FDA generally follows the recommendations of its Advisory Committees, although it is not obligated to do so. We submitted our BLA for Nabi-HB Intravenous in November 2002. Nabi-HB Intravenous has received Orphan Drug status in the United States. Until final approval of Nabi-HB Intravenous is granted by the FDA, no shipments of this new formulation of the product will occur and no revenue will be recognized. Sales of Nabi-HB will continue while this application is reviewed by the FDA.

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

RESULTS OF OPERATIONS

The following discussion of our results of operations for the comparative periods excludes PhosLo revenue and related expenses for all periods presented. These amounts are reflected in discontinued operations as a result of the definitive agreement executed with Fresenius Medical Care in October 2006 related to the sale of the PhosLo assets.

During the three and nine month periods ended September 30, 2006 we recorded a net expense of $1.5 million related to errors in prior periods.

During the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The Audit Committee engaged independent legal counsel to assist in a review of our equity grant programs for the period January 1, 1997 through September 30, 2006. The investigation was completed on November 13, 2006. No fraud, back dating or spring loading issues were identified. However, the investigation did identify errors in the determination of the measurement date for certain stock option grants in prior years. As certain of the supporting documentation for the earlier years in the period was incomplete or unavailable, alternative documentation including contemporaneous memoranda, e-mails and interviews of current and former employees were required in reaching judgments as to the appropriate measurement dates. This resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, or $0.04 per share, over the period reviewed, including $0.2 million, or $0.00 per share, that has been reclassified to discontinued operations. The remaining adjustment amount was recorded within cost of products sold, selling, general and administrative expense and research and development expense. On an individual year basis, $0.5 million related to the year ending December 31, 2005 and was the greatest compensation expense in any individual year.

In addition, we identified an unrelated error in the calculation of depreciation expense on certain research and development assets which overstated depreciation expense from 2000 through 2005. An aggregate adjustment of $1.1 million, or $.02 per share, was recorded in research and development expense in the third quarter of 2006.

We assessed the impact of these errors both individually and in the aggregate and concluded that they were not material to the current or prior impacted periods and they were corrected in the three and nine month periods ended September 30, 2006.

Information concerning our sales by operating segment is set forth in the following tables:

	For the Three Months Ended
(In thousands, except percentages)	September 30, 2006		September 24, 2005
Antibody products:
-Specialty antibodies	$6,257	31.9%	$4,143	18.5%
-Non-specific antibodies	5,953	30.3	6,410	28.7

Antibody subtotal	12,210	62.2	10,553	47.2

Biopharmaceutical products:
-Nabi-HB	6,790	34.6	10,837	48.4
-Other biopharmaceuticals	634	3.2	985	4.4

Biopharmaceutical subtotal	7,424	37.8	11,822	52.8

Total	$19,634	100.0%	$22,375	100.0%

	For the Nine Months Ended
(In thousands, except percentages)	September 30, 2006		September 24, 2005
Antibody products:
-Specialty antibodies	$19,926	33.5%	$14,121	21.0%
-Non-specific antibodies	16,150	27.1	16,394	24.3

Antibody subtotal	36,076	60.6	30,515	45.3

Biopharmaceutical products:
-Nabi-HB	21,135	35.5	28,453	42.2
-WinRho	—	—	6,172	9.2
-Other biopharmaceuticals	2,314	3.9	2,239	3.3

Biopharmaceutical subtotal	23,449	39.4	36,864	54.7

Total	$59,525	100.0%	$67,379	100.0%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

Sales. Total sales for the third quarter of 2006 were $19.6 million compared to $22.4 million for the third quarter of 2005.

Total antibody sales for the third quarter of 2006 were $12.2 million compared to $10.6 million for the third quarter of 2005.

Specialty antibody sales. Specialty antibody sales totaled $6.3 million in the third quarter of 2006 compared to $4.1 million in the third quarter of 2005, primarily reflecting increased sales of anti-HBs antibodies.

Non-specific antibody sales. Sales of non-specific antibodies for the third quarter of 2006 totaled $5.9 million compared to $6.4 million for the third quarter of 2005. Sales of non-specific antibodies decreased as a result of a shift in production to our higher margin specialty antibodies.

Biopharmaceutical sales were $7.4 million in the third quarter of 2006 compared to $11.8 million for the third quarter of 2005.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB were $6.8 million for the third quarter of 2006 compared to $10.8 million for the third quarter of 2005. The level of liver transplants for hepatitis B virus, or HBV, positive patients affects sales of Nabi-HB. During the third quarter of 2006, patient demand for Nabi-HB remained above prior year levels. However, Nabi-HB revenue decreased from prior year levels because of the continued negotiation of a supply agreement with one of our significant customers. As a result, we shipped a minimal amount of Nabi-HB to that customer and estimated inventory levels at wholesalers decreased by approximately one month during the third quarter.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim™ [(Allopurinol sodium) for injection] and intermediate products manufactured in our plant. We also perform contract manufacturing for others. Other biopharmaceutical products sales for the third quarter of 2006 decreased in comparison to sales of these products during the third quarter of 2005 due primarily to lower contract manufacturing sales which was slightly offset by higher sales of Aloprim.

Gross margin. Gross margin for the third quarter of 2006 was $4.3 million, or 22% of sales, compared to $8.9 million, or 40% of sales, for the third quarter of 2005. The decrease in gross margin as measured in dollars for the third quarter of 2006 is primarily due to decreased sales of Nabi-HB and an increase in excess plant capacity expense, which was $1.7 million during the third quarter of 2006 versus $0.3 million for the third quarter of 2005. Also during the third quarter of 2006, we reserved $0.9 million of Nabi-HB material that was damaged while in transit to a contract filling site. Partially offsetting these decreases in margin were increased margins related to higher sales of specialty antibodies.

Royalty expense for the third quarter of 2006 was $0.3 million, or 4% of biopharmaceutical sales, compared to $0.5 million, or 4% of biopharmaceutical sales, for the third quarter of 2005. The decrease in royalty expense as measured in dollars is mainly due to lower sales of Nabi-HB.

Selling, general and administrative expense. Selling, general and administrative expense was $10.2 million for the third quarter of 2006 compared to $15.7 million for the third quarter of 2005. This decrease in selling, general and administrative expense is primarily due to sales and marketing activities related to the planned commercialization of StaphVAX incurred during 2005 and was partially offset by the costs of retention and equity based compensation programs, the costs for ongoing compliance efforts related to sales rebates, and expenses related to increased investor relations activities in the third quarter of 2006.

Research and development expense. Research and development expense decreased 35% to $10.2 million for the third quarter of 2006 compared to $15.8 million for the third quarter of 2005. During the third quarter of 2005, a significant portion of our expenses were related to the development of StaphVAX. Research and development expense for the third quarter of 2006 primarily reflects activities related to the continuation of our NicVAX Phase II proof-of-concept clinical trial and ongoing expenses related to clinical development of ATG-Fresenius S. The NicVAX clinical trial costs were partially offset by funding from the National Institute on Drug Abuse, a part of the National Institutes of Health. In addition, research and development expense during the third quarter of 2006 included a reversal of $1.1 million of previously recorded depreciation expense.

Amortization of intangible assets. Amortization expense of $0.1 million for the third quarter of 2006 compared to $0.2 million for the third quarter of 2005.

Interest income. Interest income was $0.9 million for the third quarter of 2006 compared to $1.3 million for the third quarter of 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The decrease in interest income was primarily due to a decrease in the average cash balance for the third quarter of 2006 compared to the third quarter of 2005, which was partially offset by an increased return on investments due to higher interest rates in the 2006 period.

Interest expense. Interest expense for the third quarter of 2006 of $0.9 million was flat when compared to interest expense reported for the third quarter of 2005. Included in interest expense for the third quarter of both 2006 and 2005 is $0.8 million of accrued interest associated with our 2.875% Convertible Senior Notes due 2025 issued during the second quarter of 2005.

Equity based compensation. During the first quarter of 2006 we adopted SFAS No. 123R. As a result, during the third quarter of 2006 we recorded compensation expense of $0.9 million related to our equity based compensation plans, of which $49 thousand has been reclassified to discontinued operations, and will have additional expense during the remainder 2006 and during succeeding years. As additional equity based awards are granted, we anticipate that this expense will continue to increase. Refer to Note 8. In addition, during the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, of which $0.2 million has been reclassified to discontinued operations.

Loss from Discontinued Operations. The loss from discontinued operations reflects the reclassification of the costs and assets related to our PhosLo product line to assets held for sale. The loss from discontinued operations of $5.5 million during the three months ended September 30, 2006 compares to a loss of $0.4 million during the three months ended September 24, 2005. The components of the loss from discontinued operations for both periods include net revenue of PhosLo, the related cost of goods sold and amortization of acquired product rights, as well as certain research and development expenses, selling, general and administrative expenses and interest expense specific to PhosLo. The increase in loss from discontinued operations is primarily related to an impairment charge of $2.9 million that was recorded during the third quarter of 2006 to adjust the assets held for sale related to PhosLo to their fair value less costs to sell the assets and a deferral of $1.9 million of PhosLo revenue. When the sale of the assets is completed, all commercial contracts will be assigned to Fresenius. As a result, it will take longer for our labeled product to move through the pipeline, mainly through government-based programs. As stated in our revenue recognition policy, we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. This product has been shipped and billed to our customers on normal payment terms. However, revenue will be deferred until there is a reduction in inventory levels at our wholesaler customers measured in terms of patient utilization.

Income taxes. During 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, we expect our full-year effective tax rate to be at or about zero. The tax benefit recorded in the three month period of 2006 is the result of the correction of the error for compensation expense. We previously utilized tax deductions for stock options exercised through Additional Paid in Capital that was reversed in this period as a result of the compensation expense recorded during the quarter for stock options. The tax benefit recorded during the three and nine months periods ended September 24, 2005 was primarily related to operating losses generated during the year for which we had a tax planning strategy that was prudent and feasible and was expected to utilize the majority of our deferred tax assets at that time.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

Sales. Total sales for the first nine months of 2006 were $59.5 million compared to $67.4 million for the first nine months of 2005.

Total antibody sales for the first nine months of 2006 were $36.1 million compared to $30.5 million for the first nine months of 2005.

Specialty antibody sales. Specialty antibody sales were $19.9 million in the first nine months of 2006 compared to $14.1 million in the first nine months of 2005, primarily reflecting increased production of specialty antibodies.

Non-specific antibody sales. Sales of non-specific antibodies for the first nine months of 2006 were $16.2 million compared to $16.4 million for the first nine months of 2005. Sales of non-specific antibodies decreased as a result of a shift in production to our higher margin specialty antibodies.

Biopharmaceutical sales were $23.4 million for the first nine months of 2006 compared to $36.9 million for the first nine months of 2005. Sales for the first nine months of 2005 included WinRho SDF sales of $6.2 million. Our distribution agreement for WinRho SDF expired on March 24, 2005.

Nabi-HB. Sales of Nabi-HB were $21.1 million for the first nine months of 2006 compared to $28.5 million for the first nine months of 2005. The level of liver transplants for HBV positive patients affects sales of Nabi-HB. Patient demand for Nabi-HB remained above prior year levels. However, Nabi-HB revenue decreased from prior year levels because of the continued negotiation of a supply agreement with one of our significant customers. As a result, we shipped a minimal amount of Nabi-HB to that customer and estimated inventory levels at wholesalers decreased by approximately three months during the first nine months of 2006.

WinRho SDF [Rho (D) Immune Globulin Intravenous (Human)]. Our agreement with the manufacturer to distribute WinRho SDF in the U.S. ended on March 24, 2005. Sales of WinRho for the nine months of 2005 totaled $6.2 million.

Other biopharmaceutical products. Other biopharmaceutical products primarily include Aloprim and intermediate products manufactured in our plant. We also perform contract manufacturing for others. Other biopharmaceutical products sales during the first nine months of 2006 were flat in comparison to sales of these products during the first nine months of 2005.

Gross margin. Gross margin for the first nine months of 2006 was $15.4 million, or 26% of sales, compared to $22.7 million, or 34% of sales, for the first nine months of 2005. The decrease in gross margin primarily reflects lower sales of Nabi-HB, the conclusion of a distribution agreement for WinRho in the first quarter of 2005 and increased excess plant capacity expense which totaled $5.4 million for the first nine months of 2006 period compared to $2.4 million for the first nine months of 2005. This change reflected lower contract manufacturing volumes and timing of production of our clinical development products. Also during the nine months ended September 30, 2006, we reserved $0.9 million of Nabi-HB material that was damaged while in transit to a contract filling site. Partially offsetting these decreases in margin were increased margins related to higher sales of specialty antibodies.

Royalty expense for the first nine months of 2006 was $1.0 million, or 4% of biopharmaceutical sales, compared to $3.1 million, or 9% of biopharmaceutical sales, for the first nine months of 2005, reflecting the expiration of a distribution agreement which included a royalty obligation based on product sales.

Selling, general and administrative expense. Selling, general and administrative expense was $33.0 million for the first nine months of 2006 compared to $39.9 million for the first nine months of 2005. Selling, general and administrative expense in the first nine months of 2006 included costs of retention and equity based compensation programs, the costs for ongoing compliance efforts related to sales rebates, and expenses related to increased investor relations activities. The 2005 period included spending on commercialization activities for StaphVAX in Europe.

Research and development expense. Research and development expense decreased 41% to $27.9 million for the first nine months of 2006 compared to $47.7 million for the first nine months of 2005. During 2005, the main focus of our research and development programs related to StaphVAX. The first nine months of 2006 reflected expenses related to initial enrollment and development activities to support our Phase II proof of concept clinical trial for NicVAX, initial development activities and Phase III clinical trial expenses for Fresenius ATG-S and the conclusion of the StaphVAX clinical trial assessment. The NicVAX clinical trial costs were partially offset by funding from the National Institute on Drug Abuse, a part of the National Institutes of Health. In addition, research and development expense during the first nine months of 2006 included a reversal of $1.1 million of previously recorded depreciation expense.

Amortization of intangible assets. Amortization expense was $0.2 million for the first nine months of 2006 compared to $0.5 million for the first nine months of 2005.

Interest income. Interest income for the first nine months of 2006 was $2.9 million compared to $2.7 million for the comparable period of 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities. The increase in interest income reflects an increase in the average interest rate earned on those investments.

Interest expense. Interest expense for the first nine months of 2006 was $2.8 million compared to $1.5 million of interest expense reported for the first nine months of 2005. Included in interest expense for the first nine months of 2006 and 2005 is $2.4 million and $1.5 million, respectively, of interest associated with our 2.875% Senior Convertible Notes. During the first nine months of 2005, we capitalized interest of $0.1 million related to the construction of our vaccine manufacturing facility in Boca Raton, Florida and did not capitalize any interest amounts in the comparable period in 2006.

Equity based compensation. During the first quarter of 2006 we adopted SFAS No. 123R. As a result, during the first nine months of 2006 we recorded compensation expense of $2.2 million related to our equity-based compensation plans, of which $0.1 million has been reclassified to discontinued operations, and will have additional expense during the remainder 2006 and during succeeding years. As additional equity-based awards are granted, we anticipate that this expense will continue to increase. Refer to Note 8. In addition, during the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, of which $0.2 million has been reclassified to discontinued operations.

Loss from Discontinued Operations. The loss from discontinued operations reflects the reclassification of the cost and assets related to our PhosLo product line to assets held for sale. The loss from discontinued operations of $9.3 million during the nine months ended September 30, 2006 compares to a loss of $6.7 million during the nine months ended September 24, 2005. The components of the loss from discontinued operations for the nine months ended September 30, 2006 and September 25, 2005 include net revenue of PhosLo, the related cost of goods sold and amortization of acquired product rights, as well as certain research and development expenses, selling, general and administrative expenses and interest expense specific to PhosLo. The increase in loss from discontinued operations is primarily related to an impairment charge of $2.9 million that was recorded within discontinued operations during the third quarter of 2006 to adjust the held for sale PhosLo related assets to their fair value less costs to sell the assets.

Income taxes. During 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero. The tax benefit recorded in the nine month period of 2006 is the result of the correction of the error for compensation expense. We previously utilized tax deductions for stock options exercised through Additional Paid in Capital that was reversed in this period as a result of the compensation expense recorded during the quarter for stock options. The tax benefit recorded during 2005 was primarily related to operating losses generated during the year for which we had a tax planning strategy that was prudent and feasible and was expected to utilize the majority of our deferred tax assets at that time.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 30, 2006 totaled $64.9 million compared to $106.9 million at December 31, 2005. Cash used by operations for the nine months ended September 30, 2006 was $38.0 million reflecting the net loss and a reduction in accounts payable and accrued expenses as well as an increase in our inventory balance due to the continued negotiation of a supply agreement with a significant customer. During the fourth quarter of 2006, we expect to receive $75 million in cash related to the closing of the PhosLo sale transaction, which is comprised of the $65 million due at closing and an additional $10 million related to the achievement of the specific milestones. We do not expect cash flows from operations to be negatively impacted by the sale of the PhosLo assets as a result of PhosLo being approximately cash flow neutral.

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

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of September 30, 2006, our remaining obligation, net of discount, was $10.5 million which will be paid on or about March 1, 2007. During the first nine months of 2006, we repaid approximately $3.1 million of this obligation. All payment obligations have been reclassified and reported as liabilities of discontinued operations. In addition, the remaining principal balance will be put into escrow upon the closing of the sale transaction.

Capital expenditures were $2.1 million for the first nine months of 2006. Our capital expenditures are expected to total approximately $4 million for the full year 2006.

In connection with an agreement related to the retirement of our former Chief Executive Officer announced on June 20, 2003, as of September 30, 2006 we had a remaining net obligation of $0.2 million in cash payments extending through December 2006, which is recorded in accrued expenses.

As part of the employee retention program we will make cash payments of up to an aggregate of $1.1 million to participants who are employed by us on March 1, 2007.

During the first nine months of 2006, we received $1.3 million from the exercise of employee stock options.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the first nine months of 2006 or 2005. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. We also may seek approval of our Board of Directors to repurchase from time to time our Notes in the open market or in privately negotiated transactions.

We believe that cash flow from operations, cash and cash equivalents and marketable securities on hand at September 30, 2006 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next twelve months.

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

Accounts Receivable and Revenue Recognition

In the nine months ended September 30, 2006, we had biopharmaceutical product sales of $23.4 million. At September 30, 2006, we had $23.6 million of trade accounts receivable including $17.0 million from biopharmaceutical sales, of which $12.4 million has been reclassified to discontinued operations.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, government payer rebates, customer returns, other customer allowances, other wholesaler fees and chargebacks. At September 30, 2006, we had $12.6 million recorded in other current liabilities related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience is greater than our assumptions we will then record additional expenses in that period.

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

Chargebacks. We market products directly to wholesalers, distributors and homecare companies. We also market products indirectly to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as indirect customers. We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesaler customers to indirect customers. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established allowances. During the second quarter of 2006, we refined our methodology for determining our chargeback liability using more specific information. This resulted in a $0.8 million, or $0.01 per share, increase in sales and reduction to our chargeback liability. Of the $0.8 million adjustment $0.6 million was related to PhosLo and has been reclassified to discontinued operations.

The following table represents the amounts we have accrued for sales deductions:

(In thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 31, 2005	$2,080	$7,357	$1,350	$632	$11,419
Provisions	4,692	7,053	3,521	975	16,241
Actual credits utilized during the nine months ended September 30, 2006	(4,947)	(5,598)	(3,800)	(681)	(15,026)

Balance at September 30, 2006	$1,825	$8,812	$1,071	$926	$12,634

Of the $12.6 million and $11.4 million recorded as accrued sales deductions at September 30, 2006 and December 31, 2005, respectively, $10.3 million and $7.5 million have been reclassified to discontinued operations.

Inventory and Reserves for Slow Moving or Obsolete Inventory

At September 30, 2006, we had inventory, net, of $22.2 million. During the nine months ended September 30, 2006, we recorded a provision for inventory valuation allowance of $1.4 million, of which $0.9 million related to Nabi-HB material that was damaged while in transit to a contract filling site. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product remaining shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, approval in the EU or FDA approval in the U.S. (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. As of September 30, 2006 and December 31, 2005 we had fully reserved approximately $4.9 million of pre-launch StaphVAX inventory and $0.8 million of Nabi-HB Intravenous, pending final approval.

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

Intangible Assets – PhosLo Intangibles

On August 4, 2003, we acquired the worldwide rights to PhosLo. Under the terms of the acquisition agreement we purchased patent rights, trade secrets, the PhosLo trademarks, regulatory approvals and licenses, certain customer and regulatory data and finished product inventory. All assets purchased, except for inventory, have been recorded at their estimated fair value, adjusted by a pro rata portion of the excess of purchase price, and are included in intangible assets. As a result of the definitive agreement to sell certain of the PhosLo related assets, these intangible assets have been reclassified to discontinued operations. In addition, in accordance with SFAS No. 144, as these intangible assets have been classified as an asset held for sale, we will no longer continue to amortize the assets.

Management believes the estimated remaining useful lives of the acquired intangible assets are as follows:

(Dollars in thousands)	September 30, 2006	Estimated Remaining Useful Life
PhosLo Intangibles
Trademark/tradename	$1,423	14.5 years
Tablet patent	11,381	0.5 years
Gelcap patent	80,670	14.5 years
Customer relationships	2,337	1.8 years
Covenant not to compete	508	11.8 years

Total PhosLo related intangible assets	96,319
Less accumulated amortization	(26,131)

Total	$70,188

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

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical fractionation manufacturing facility in Florida and received approval from the FDA to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. In the first six months of 2006, we recorded additional depreciation under this policy of $2.0 million, including $0.7 million in the third quarter of 2006. For the comparable periods of 2005, we recorded additional depreciation of $1.6 million and $0.6 million, respectively.

Equity-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations, or SFAS No. 123R. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

In applying SFAS No. 123R, the value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on our historical stock price over the most recent period commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

In addition, we recorded additional cumulative non-cash compensation expense for our historical stock option grants as part of our review of stock option granting practices from January 1, 1997 through September 30, 2006. As a result of certain supporting documentation for the earlier years in period being incomplete or was not able to be located, alternative documentation including contemporaneous memorandums, e-mail and interviews of current and former employees were required in reaching judgments as to the appropriate measurement dates. As a result, in order to determine the appropriate measurement dates and related compensation expense, we were required to make judgments based on the available information.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we are recognizing share-based compensation expense in the Unaudited Condensed Statements of Operations for the three and six months ended July 1, 2006. For additional information related to the adoption of SFAS No. 123R, see Note 8.

In July 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 applies to all tax positions within the scope of FASB Statement No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we will adopt FIN No. 48 in our 2007 fiscal year. We are currently evaluating the impact the adoption of FIN No. 48 will have on our financial position or results of operations.

In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We will adopt SAB No. 108 in the fourth quarter of 2006. We are currently assessing the impact the adoption of SAB No. 108 will have on our financial position or results of operations. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

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

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries, one wholly owned United Kingdom subsidiary and one Luxembourg subsidiary. During the nine months ended September 30, 2006, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to our initial activities to obtain regulatory approval in the EU for our pipeline products and products that we currently market in the U.S. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At September 30, 2006, we had $32.0 million of cash and cash equivalents and $32.9 million of marketable securities. In addition, we had outstanding Convertible Senior Notes that incur interest at 2.875% with a face value of $112.4 million, notes payable for the acquisition of PhosLo of $10.5 million, net of imputed discount, and capital lease obligations of $0.3 million.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess money market funds, qualified purchaser funds and short-term marketable securities, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments with an average maturity of generally less than three months. The table below presents the principal amount and the weighted-average interest rates of our investment and debt portfolio:

(In millions, except for percentages)	Estimated Fair Value at September 30, 2006
Assets:
Cash, cash equivalents and marketable securities	$64.9
Average interest rate	4.8%
Liabilities:
2.875% Convertible Senior Notes due 2025	$109.3
Notes payable and capital lease obligations	10.9
Average interest rate	3.2%

Item 4. Controls and Procedures

Evaluation and Conclusion as of September 30, 2006

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On July 18, 2006, we filed a motion to dismiss Roxane’s antitrust counterclaim, as well as to stay and bifurcate discovery on that counterclaim. On October 20, 2006, the Magistrate Judge ruled that discovery on the counterclaim should proceed simultaneously with discovery on the underlying patent claim. The District Judge has not yet ruled on the portion of the motion that seeks to dismiss the counterclaim on the pleadings. The parties are in the deposition phase of discovery.

We remain committed to protecting our intellectual property and will take all appropriate steps to vigorously protect our patent rights.

Following the closing of the transaction contemplated by the definitive agreement, Fresenius has agreed to assume certain liabilities associated with PhosLo, including the prosecution of the Roxane patent litigation initiated by us.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Plasma Purchase Agreement between Bayer HealthCare LLC and Nabi Biopharmaceuticals dated as of December 3, 2003*

10.2	Plasma Purchase Agreement between Talecris Biotherapeutics, Inc. (successor in interest to the plasma business of Bayer HealthCare LLC) and Nabi Biopharmaceuticals effective as of September 13, 2006*

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 14, 2006	By:	/s/ Jordan I. Siegel
Jordan I. Siegel
Senior Vice President, Finance,
Chief Financial Officer,
Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Plasma Purchase Agreement between Bayer HealthCare LLC and Nabi Biopharmaceuticals dated as of December 3, 2003*

10.2	Plasma Purchase Agreement between Talecris Biotherapeutics, Inc. (successor in interest to the plasma business of Bayer HealthCare LLC) and Nabi Biopharmaceuticals effective as of September 13, 2006*

12.1	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.