Form 10-K
period 2006-12-30
NABI  BIOPHARMACEUTICALS
filed 2007-03-15
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant's most recently completed second fiscal quarter was: $343,338,357

As of March 7, 2007, 60,703,937 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 30, 2006, are incorporated by reference into Part III.

Nabi Biopharmaceuticals

Nabi Biopharmaceuticals

PART I

ITEM 1.	BUSINESS

OVERVIEW

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of transplantation, infectious disease, nicotine addiction, and hematology/oncology. We are a vertically integrated company with marketed products, a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We have two products on the market today: Nabi-HB® [Hepatitis B Immune Globulin (Human)] and Aloprim™ [Allopurinol sodium (for injection)]. In addition to our biopharmaceutical business, we collect specialty and non-specific antibodies for the strategic use as raw materials in the manufacture of our products and sell excess production to various customers.

Our business model is focused on advancing our technology platforms to develop antibody and vaccine products that we can commercialize ourselves or through partnership opportunities while maximizing net cash flow from our marketed products. Our products in clinical development include vaccines and antibody-based therapies: Civacir™ [Hepatitis C Immune Globulin (Human)], a polyclonal antibody for preventing re-infection with hepatitis C virus in liver transplant patients, ATG-Fresenius S, an immunosuppressive polyclonal antibody for the prevention of solid organ rejection after transplant, various vaccines and antibody-based therapies that target healthcare-associated and community acquired S. aureus and S. epidermidis infections, and NicVAX™ (Nicotine Conjugate Vaccine), a vaccine to treat nicotine addiction.

Our operating focus is directed toward generating cash returns from our operations and we use that cash to invest in the enhancement of key product development programs. These efforts are aligned with our multi-year strategic plan. In order to accomplish this goal we are pursuing three major objectives:

•	Optimizing the value of current operations and reducing our cost structure;

•	Building value through strategic partnerships and commercial alliances; and

•	Proving value and mitigating risk in key research and development programs through “proof-of-concept” clinical studies.

We have retained Banc of America Securities LLC to assist with our exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

In March 2006, we entered into an agreement with Fresenius Biotech GmbH, or Fresenius Biotech, to develop and market ATG-Fresenius S in North America. ATG-Fresenius S is an immunosuppressive polyclonal antibody product for the prevention and treatment of organ rejection following transplantation and, potentially, for graft-versus-host reaction following allogeneic stem cell transplantation. The product, which Fresenius currently markets in more than 60 countries worldwide, has been shown to significantly reduce transplant failure and substantially improve survival rates. Under the terms of the agreement, Fresenius Biotech granted us exclusive sales and distribution rights to ATG-Fresenius S in the U.S. and Canada for up to 15 years following the first commercial sale of the product after licensure in the U.S. Fresenius Biotech will manufacture and supply the product from its European facility in exchange for a royalty, and we are responsible for the clinical development, regulatory approval process, marketing and sales of ATG-Fresenius S in the U.S. and Canada. We also assumed oversight of an ongoing randomized, double-blind, placebo-controlled Phase III clinical study that is being conducted in lung transplant patients in the U.S. and Europe. ATG-Fresenius S is an important addition to our transplant franchise.

In June 2006, we entered into an agreement with Kedrion S.p.A., or Kedrion, to co-develop and commercialize Civacir. Under the terms of the agreement, we will pursue a common strategy with Kedrion to develop and commercialize Civacir in both the U.S. and European markets. This agreement validates our development efforts, and aligns us with an important commercial partner for Europe.

In addition, we signed an agreement with Sanofi Pasteur, part of the Sanofi-Aventis Group, to fractionate human plasma used for the production of Imogam® Rabies-HT (Rabies Immune Globulin [Human] USP Heat Treated). The agreement affirms our core competency as a leading provider of source and specialty antibody plasma products.

In 2006 we signed an agreement with ProMetic Biotherapeutics, Inc., or ProMetic, of Montreal, Canada for the exclusive worldwide use of its technology for the purification of immunoglobulins for several hyperimmune products including Altastaph and Civacir. The ProMetic technology promises a higher yield of immunoglobulin from a liter of plasma, thereby reducing the cost of production and improving manufacturing efficiency.

We intend to work in consultation with an external scientific and clinical advisory panel on the design, execution and interpretation of the results from each development program; conduct Phase II “proof-of-concept” studies that will follow a design similar to planned future Phase III clinical trials; use clinical material manufactured in our plant on a scale capable of supporting commercial launch and analyze relevant pharmaco economic data that support the cost benefit of our treatment approach.

During 2006, we initiated two “proof-of-concept” clinical trials for our development programs. In May 2006, we initiated a Phase IIB clinical trial for NicVAX. This trial was fully enrolled in September 2006, three months ahead of schedule and paving the way for release of trial results in the second quarter of 2007. In December 2006, we initiated a Phase IIb clinical trial for Civacir in the U.S.

In 2006, we also advanced our Gram-positive program, part of our infectious disease franchise, which we believe has the potential to provide a multi-faceted solution to preventing and treating the most dangerous hospital acquired Gram-positive pathogens. In February 2006, we announced positive Phase I clinical safety results from our S. epidermidis PS-1 and S. aureus Type 336 vaccine trials and demonstrated that these antigens elicited the production of specific antibodies in a dose-dependant manner. Based on these results, our goal is to advance a multi-valent anti-S.aureus vaccine and corresponding antibody programs in collaboration with a partner.

We were incorporated in Delaware in 1969. We maintain our commercial and manufacturing operations in Boca Raton, Florida, a nationwide network of plasma centers, and our research and development operations in Rockville, Maryland.

The following table shows our currently marketed and development products:

Products	Indication/Intended Use	Commercialization Plan	Manufacturer	Status

Transplants

Nabi-HB®	Post-exposure prevention of hepatitis B infection	Nabi – U.S.; Partners – ROW	Nabi	Marketed in U.S.

Nabi-HB Intravenous ™ (HEBIG™ in Europe)	Prevention of re-infection with hepatitis B in HBV positive liver transplant patients	Nabi – U.S.; Partners – ROW	Nabi	U.S. BLA filed in November 2002; MAA to be filed in Europe in 2007

Civacir™	Prevention of re-infection with hepatitis C in HCV positive liver transplant patients	Nabi – U.S.; Kedrion – Europe	Nabi	Orphan Drug Designation and Fast Track Status in the U.S.; Orphan Medicinal Product Designation in Europe; Phase II clinical trial ongoing

ATG Fresenius-S	Acute lung transplant rejection	Nabi – U.S.	Third party	Phase III clinical trial ongoing in the U.S.; Fast Track Status in the U.S.

IVIG and other Plasma fractions	Various immune deficiencies and coagulation disease	Nabi – U.S.	Nabi	Pre-clinical development

Infectious disease

StaphVAX®	Protection against Types 5 and 8 S. aureus infections	Partner – world-wide	Nabi	Clinical development pending partnering/external funding

Altastaph™	Treatment and/or protection of Types 5 and 8 S. aureus infections	Partner – world-wide	Nabi	Clinical development pending partnering/external funding

S. aureus 336 and S. epidermidis Vaccine and corresponding antibodies	Protection against S. epidermidis and Type 336 infections	Partner – world-wide	Nabi	Clinical development pending partnering/external funding

Panton-Valentine Leukocidin (PVL)	Protection and/or treatment against the PVL toxin	Partner – world-wide	Nabi	Pre-clincial development

Alpha Toxin	Protection and/or treatment against the S.aureus alpha toxin	Partner – world-wide	Nabi	In preclinical development

Nicotine addiction

NicVAX™	Treatment of nicotine addiction	Partner – world-wide	Nabi	Phase IIb clinical trial enrollment completed in September 2006; Data expected in Q2 2007; Phase III clinical trial planned for 2007 pending external funding

Hematology and oncology

Aloprim®	Chemotherapy-induced hyperuricemia	Nabi – U.S.	Third party	Marketed in U.S.

Anti-D product	Immune thrombocytopenic purpura	Nabi – U.S.	Nabi	Pre-clinical development

PRODUCTS AND PRODUCTS IN DEVELOPMENT

TRANSPLANTS

The transplant market is an important area of focus for Nabi’s commercialization efforts. According to the Organ Procurement and Transplantation Network, or OPTN, in the U.S., there were approximately 29,000 organ transplants during 2006 and approximately 28,000 organ transplants during all of 2005. Also according to the OPTN, during 2006, there were approximately 17,000 kidney, 6,500 liver, 2,210 heart and 1,400 lung transplants. In addition, there are approximately 94,000 patients waiting for organs to become available for transplant.

Our focus in the transplant market is on commercializing therapies that complement or suppresses the body’s immune system to allow for a successful transplant. Transplantation continues to be challenged by a serious shortage of available organs. For all types of transplants there are far more people on waiting lists for transplantation than there are available organs.

Recent advances in transplant medicine as well as evaluation of historical data have led to changes in transplantation procedures and policies and helped increase the number of transplants that can be performed.

Demand for liver transplantation far outweighs available donor livers. Often patients are within hours of death before they qualify to receive a liver. In recent years, several new types of liver transplantation have been employed to help more eligible patients receive a liver transplants. These include:

•

Split liver transplant – In this procedure, a cadaver liver is divided between two eligible recipients. Each patient receives a lobe of the liver that regenerates into a fully functional liver in both recipients.

•

Living Donor transplant – In this procedure one lobe of the liver of a healthy donor is transplanted to a recipient. The donor’s liver regenerates completely and the transplanted lobe that is received by the recipient regenerates into a fully functional liver.

•

Core positive liver transplant – Traditionally, livers from healthy donors were rejected if the donor tested positive for the hepatitis B core antibody. All patients who are ever infected with hepatitis B virus in their lifetime will produce the core antibody to hepatitis B. Statistics show that over 90% of these patients made a full and complete recovery, yet they were considered ineligible to donate their organs due to the less than 10% chance that they were still infectious. Hepatitis B immune globulin and antivirals have been very instrumental in negating that risk even further so that those critically needed organs can be used.

Stem cell transplantation is another area that has benefited from recent advances. Better harvesting techniques of stem cells make it possible to isolate stem cells from peripheral blood as well as bone marrow. This makes the donation process easier and less painful thereby increasing the likelihood of more participants in the donor registry. Increased awareness of stem cells in cord blood have led to dramatic increases in cord blood donations to both public and private cord blood banks. This in turn has led to increased availability of stem cell sources for transplantation.

Nabi-HB [Hepatitis B Immune Globulin (Human)]

Nabi-HB is a human polyclonal antibody product indicated to prevent hepatitis B infection following accidental exposure to hepatitis B virus, or HBV. However, we believe the majority of our Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. In November 2002, we filed a Biologics License Application, or BLA, with the Federal

Drug Administration, or FDA, for Nabi-HB Intravenous, to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. A Blood Product Advisory Committee, or BPAC, meeting was held at the request of the FDA in July 2006. The BPAC recommended that the FDA approve Nabi HB Intravenous with nine votes in favor and two votes against. Subsequent to the meeting, the FDA requested additional clarifying information, which was supplied in September 2006. This information is currently under review by the FDA and we expect a decision in 2007.

We filed our MAA in Europe for Nabi-HB™ Intravenous under the tradename HEBIG in June 2005 under the Mutual Recognition Process, or MRP. This means that approval in the initial country (Reference Member State, or RMS) will be the basis for submission to additional countries within the EU. The EU filing was prepared in the Common Technical Document, or CTD, format, which is widely accepted on a global basis facilitating our ability to file for marketing approval of Nabi-HB beyond the U.S. and the EU. We withdrew the application in the second quarter of 2006 at the recommendation of the RMS to reformulate the product to comply with EU requirements. We anticipate resubmitting the MAA during the third quarter of 2007.

Nabi-HB reflects the application of our clinical, regulatory, manufacturing and commercial expertise in antibody technology to the treatment of patients exposed to HBV and HBV-positive liver transplant patients. We collect the anti-HBV plasma raw material at our FDA approved antibody collection centers and we manufacture Nabi-HB in our state-of-the-art fractionation and purification facility in Florida.

Nabi-HB is a purified human polyclonal antibody product collected from plasma donors who have been previously vaccinated with a hepatitis B vaccine containing the hepatitis B surface antigen, which is known to provide protection against HBV. When administered, the anti-hepatitis B antibody contained in Nabi-HB binds to the Hepatitis B virus and triggers its clearance by the body’s immune system.

HBV is a major global health concern. The Center for Disease Control, or CDC, estimated that, as of 2003, there were approximately 1.25 million chronic hepatitis B carriers in the U.S. In addition, the CDC estimated that there were approximately 73,000 new hepatitis B infections in 2003. Rates of HBV infection throughout the EU are reported as similar to those in the U.S. Chronic HBV infection is a frequent cause of end-stage liver disease, or ESLD, and according to the United Network for Organs Sharing, or UNOS, approximately 2.7% of 2005 liver transplants through November 2005 were due to underlying hepatitis B liver disease. Currently, during surgery and in the period immediately following transplant surgery, patients do not have any licensed treatment options to prevent re-infection of the transplanted liver. Re-infection of the transplanted liver is almost inevitable after surgery in HBV-positive patients without treatment with a hepatitis B immunoglobulin product such as Nabi-HB.

Nabi-HB Intravenous has received Orphan Drug Designation from the FDA for prevention of re-infection of hepatitis B disease in HBV-positive liver transplant patients, entitling us to marketing exclusivity in the U.S. for this indication for a period of seven years post-licensure.

ATG-Fresenius S [Anti-Thymoglobulin]

In March 2006, we entered into a sales and distribution agreement with Fresenius Biotech to advance the development of ATG-Fresenius S in the U.S. and Canada. As part of the sales and distribution agreement, we are responsible for the clinical development, regulatory approval process, marketing and sales of ATG-Fresenius S in the U.S. and Canada. ATG-Fresenius S is manufactured by Fresenius Biotech.

ATG-Fresenius S is a concentrated, highly purified anti-human T-lymphocyte immunoglobulin preparation derived from rabbits after immunization with a T-lympoblast cell line. ATG-Fresenius S is an immunosuppressive product for the prevention and treatment of acute rejection following organ transplantation. We are developing ATG-Fresenius S for patients undergoing solid organ transplants, such as lung and kidney transplants and potentially for patients undergoing bone marrow transplants. ATG-Fresenius S is currently indicated in 60 countries outside the U.S. and Canada to be used in combination with other immunosuppressive agents for the prevention of organ rejection for solid organ transplants. In addition, we are developing ATG-Fresenius S with Fresenius Biotech for use in combination with other immunosuppressive agents for the prevention of graft-versus-host disease for bone marrow transplant patients. Finally, ATG-Fresenius could potentially be useful for certain autoimmune diseases, although a U.S. development program has not been initiated for this indication.

In 2004, over 29,000 solid organ transplants were conducted in the U.S., and solid organ transplants in the U.S. have been increasing at an annual rate of four percent per year. More than 60 percent of these procedures involve the replacement of a kidney and 23 percent are for liver transplants. Currently, the total U.S. market for all immunosuppressive agents is approximately $1.8 billion, approximately $1.6 billion for chronic treatment and $0.2 billion for acute treatment. Most immunosuppressive therapies are used in combination with each other and as such, we anticipate that ATG-Fresenius S will be as well.

Currently, we are conducting a Phase III double-blind, multi-center, placebo-controlled randomized clinical trial of ATG-Fresenius S for the prevention of acute organ rejection in patients receiving lung transplantation in the U.S., Europe and Australia. Enrollment is ongoing and our goal is for one-year data to be available in the second half of 2008 with BLA submission possible by the end of 2008. When we entered into our agreement with Fresenius Biotech, we assumed responsibility for the clinical trial.

In January 2005, the FDA granted Fast Track Status to ATG-Fresenius S in lung transplantation.

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

Civacir applies our clinical, regulatory, manufacturing and commercial expertise in antibody technology and our knowledge of the transplant market to the treatment of HCV liver transplant patients. We collect the anti-HCV plasma raw material for this product at our FDA approved antibody collection centers and we have manufactured clinical lots of Civacir in our state-of-the-art fractionation and purification facility and intend to market the product in the U.S. through our own sales force.

Civacir is derived from human plasma enriched with HCV antibodies collected from screened donors at our FDA-licensed antibody collection centers. After viral inactivation, we use the process of fractionation to purify and concentrate the antibodies that neutralize HCV. The antibodies in Civacir have been shown in animal studies to neutralize HCV. It is believed that the antibodies against HCV in Civacir bind to the virus in the blood stream and help the body’s immune system to clear these viruses before they re-infect critical organs, such as a transplanted liver in an HCV-positive patient.

HCV is a major cause of acute hepatitis C and chronic liver disease, including cirrhosis and liver cancer. The World Health Organization, or WHO, estimates that about 170 million people, or 3% of the world’s population are chronically infected with HCV and two to four million people are newly infected each year. The CDC currently estimates that there are approximately 2.7 million individuals in the U.S. chronically infected with HCV.

HCV has significant social impact because it causes chronic infections in a large percentage of those infected and often results in severe illness and death in later stages of the disease. Chronic HCV infection is the most frequent cause of end-stage liver disease, or ESLD, in the U.S., often resulting in death or the need for liver transplantation. In the U.S. approximately 34% of all liver transplants, or approximately 2,000 liver transplants per year, are due to HCV infections. The proportion of liver transplants due to HCV infection is expected to reach 40-50% as patients’ mature and other reasons for ESLD decline. Moreover, during surgery and in the period immediately following, these patients have no treatment options to prevent re-infection of the transplanted liver. Re-infection of the transplanted liver is certain within weeks to months following surgery and can occur within days of transplantation. HCV infection also contributes to frequent hospitalizations and failure of the transplanted liver when it occurs in transplant patients.

During 2005, we initiated important steps in defining the clinical and regulatory program for Civacir including the development of an advisory panel to assist us in defining the design of a clinical plan. In discussions with the FDA and the European Medicines Agency, or EMEA, we were able to confirm a clinical plan for this product, including the end points for a Phase II “proof-of-concept” study that we initiated in December 2006.

In 2004, we announced results from a Phase I/II clinical trial of Civacir in HCV-positive liver transplant patients funded by The National Institute of Allergy and Infectious Diseases, or NIAID, which is a part of the National Institutes of Health, or NIH. The trial was conducted by the NIAID sponsored Collaborative Anti-Viral Study Group at four study sites in the U.S. This trial was a three-armed, randomized, placebo-controlled clinical study evaluating two different dose levels of Civacir in a total of 18 patients undergoing liver transplantation. In this trial, the NIH evaluated the safety of dosing patients with Civacir during and after transplant surgery. The NIH also evaluated the level of HCV-specific antibodies in trial subjects following dosing, as well as liver enzyme levels, a measure of liver damage, and HCV levels in the transplanted livers. Although this trial was not designed to show efficacy, the results contributed to supporting the safety of Civacir in this patient population and will assist us in defining the efficacy markers that may be important in subsequent Phase II and III clinical trials. Preliminary results from this trial were released in February 2004. The results showed that Civacir was well tolerated at both dose levels. In addition, a trend towards a reduction in Alanine Aminotransferase levels, an important indicator of improved liver function, was observed. There also appeared to be a reduction in viral levels in liver tissue in the group receiving high doses of Civacir. We will use these data as we define our continued clinical development strategy for Civacir.

Civacir has received Orphan Drug Designation in the U.S. and EU for use in prevention of re-infection with HCV in HCV-positive liver transplant patients, entitling us to seven (U.S.) or ten years (EU) marketing exclusivity post-licensure for this indication. In 2006 Civacir was also granted Fast Track Designation by the FDA.

Intravenous Immune Globulin (IVIG) and other Plasma-based Proteins

IVIG is used to fight infections and in the treatment of several conditions, including bone marrow transplantation, B-cell chronic lymphoncytic leukemia, hypogammaglobulinemia, Kanasaki syndrome and other chronic immune deficiencies. Demand for IVIG in the U.S. has increased significantly, due to the renewed confidence of physicians and patients in the safety of the product as well as the expanded use of the product. Demand exceeds the capacity of currently licensed manufacturers which has resulted in significant shortage and the associated improvement in the price of IVIG. This shortage led the FDA to issue a notice encouraging potential manufacturers to enter the IVIG market. The FDA indicated in its notification that they have simplified and streamlined the pivotal clinical development program to license new IVIGs. This is expected to greatly expedite the review of such applications.

We have the assets, core competencies and facilities to participate in this market. We own and operate nine high quality plasma centers with reasonable capacity for normal source plasma collection. Currently, the plasma we collect at our centers is sold to other fractionators who then use the material to manufacture and sell IVIG. Our state-of-the-art fractionation and purification manufacturing facility is well-suited for the manufacture of IVIG using a variation of the Cohn/Oncley process. During 2006, we worked on improvements to our manufacturing process so as to increase the yield of IVIG from a liter of plasma and reduce our production cost. In addition, the manufacturing process also allows the extraction of other valuable proteins such as Factor VIII and Fibrinogen VWF. During the first half of 2007, we intend to manufacture clinical lots of IVIG and initiate a pivotal clinical trial according to the recent FDA guidelines. Upon conclusion of our clinical trial, we intend to file a BLA with the FDA for licensure of the product. When approved, IVIG would allow us to substitute current low raw material margins with higher end-product margins. In addition, manufacture of IVIG would improve asset utilization of our manufacturing facility.

INFECTIOUS DISEASE

The CDC estimates that more than two million patients in the U.S. each year contract an infection as a result of exposure to a bacteria while receiving care in a healthcare setting. Collectively, S. epidermidis and S. aureus represent approximately 57% of all Gram-positive hospital-acquired bacterial infections. These bacteria often live transiently or permanently in the nasal passages or on the skin of humans, and can spread to the blood through breaks in the nasal membranes or skin causing serious complications. S. epidermidis frequently colonizes catheters and surgical implants and form an impenetrable biofilm. It can then spread to the bloodstream and cause serious and life-threatening infections. S. aureus can spread from the blood to the bones or the inner lining of the heart and its valves, or cause abscesses in internal organs such as the lungs, kidneys and brain.

Staphylococcal infections are difficult to treat because the bacteria that cause them are often resistant to antibiotics. The rise of antibiotic resistance as reported by the CDC in the 2003 National Nosocomial Infections Surveillance Systems report has markedly curtailed options for treating these infections. Methicillin-resistant S. aureus, or MRSA, infections from all sites of infection has risen from 22% in 1995 to 57% in 2002 in the U.S. Methicillin-resistant S. epidermidis, or MRSE, rates have reached approximately 80%, and over 50% of S. epidermidis infections are also resistant to some other currently administered antibiotics.

Of the approximately 2.6 to 2.8 million hospital-associated infections reported in the U.S. annually, the mean cost is estimated at $14,000 per infection for a range of total costs estimated at $36 to $39 billion annually. The overall mortality rate associated with hospital-associated (nosocomial) bloodstream infections and pneumonia are 27% and 27% to 50%, respectively. In 2004, investigators from Duke Clinical Research Institute, Duke University Medical Center, Durham, North Carolina and Health Economics Consulting, Annapolis, Maryland completed a study sponsored by us evaluating heart disease patients with implanted cardiovascular devices who developed S. aureus bacteremia. In this study, 44% of the patients evaluated experienced serious complications as a result of their infection and 35% died within 12 weeks. The study also demonstrated that S. aureus bacteremia was associated with substantial medical costs showing individual patients incurring a mean cost of $82,300 for a hospital-acquired infection. It is estimated that healthcare-associated treatment costs associated with S. epidermidis infections total almost $600 million in the U.S. each year.

Three clinically significant S. aureus serotypes have been identified: S. aureus Types 5 and 8, and Type 336. We identified and patented the Type 336 antigen, found in some S. aureus bacteria, independent of serotypes 5 and 8.

S. aureus produces a variety of potent toxins. We believe that the next generation S. aureus vaccine should include antigens to some of those toxins. Panton-Valentine Leucocidin, or PVL, is a pore-forming cytotoxin that targets human mononuclear and polymorphonuclear cells. Recently, there has been much interest in PVL, due to its involvement in severe disease among children and young adults with no known exposure to healthcare establishments. In the U.S., outbreaks of severe skin infections associated with PVL have occurred in homosexual men, prison inmates, and schoolchildren. Recently there have been an increasing number of reports of PVL-positive strains associated with severe necrotizing community-acquired pneumonia.

Alpha toxin is a hemolytic exotoxin regarded as a major pathogenicity factor of S. aureus. The secreted toxin binds irreversibly to specific receptor sites present on a variety of human cells. Several molecules then aggregate to form a transmembrane pore that causes leakage of cellular contents and lysis.

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

We have advanced the development of StaphVAX for use in patients who are at high risk of S. aureus infection and who are able to respond to a vaccine by producing their own antibodies. StaphVAX is an investigational polysaccharide conjugate vaccine based on patented technology that we have licensed on an exclusive basis from the Public Health Service/NIH. In its initial formulation, it contained surface polysaccharides found in the outer coating of Types 5 and 8 S. aureus bacteria. To produce the vaccine, the polysaccharide molecules are linked, or conjugated, to a non-toxic, carrier protein derived from the bacteria Pseudomonas aeruginosa (Pseudomonas exoprotein A) that causes a strong response by the immune system to the conjugated complex. Once given the vaccine, the patient’s immune system produces antibodies, to the polysaccharides, which should bind to S. aureus upon subsequent exposure to the bacteria. These antibodies help the immune system to eliminate the S. aureus bacteria before significant damage can be inflicted. Since these antibodies bind to several sites on the bacteria’s surface polysaccharides, we believe that it will be much more difficult for the bacteria to develop resistance to the antibodies.

Our next-generation StaphVAX® [Staphylococcus aureus Polysacharide Conjugate Vaccine] vaccine and antibody products, may contain the S. epidermidis PS-1 and S. aureus Type 336 antigen combined with S. aureus Types 5 and 8 antigens, as well as two other antigens against S. aureus-detoxified Panton Valentin Leucocidin and alpha toxin. We believe that these next-generation products will have the ability to provide protection against virtually all clinically significant S. epidermidis and S. aureus infections known today.

S. aureus Type 336, accounts for the approximately 20% of S. aureus infections that do not form a polysaccharide capsule in the human bloodstream. We believe that the mechanism of action of the Type 336 vaccine is independent of the polysaccharide capsule targeted by our S. aureus Types 5 and 8 vaccine approach, in that it attacks a structure in the cell wall of the bacteria, not the polysaccharide capsule outside the cell wall. Research has supported that the target in S. aureus Type 336 is cross-reactive to S. epidermidis.

We believe that the antibodies to the PS-1 antigen targets a taichoic acid-like structure in the cell wall of the bacteria and that immunization with PS-1 results in the production of antibodies that attack this cell wall structure. This would make the mechanism of action of this vaccine independent of the polysaccharide capsule approach targeted by StaphVAX. We also are advancing our GP-1 antigen through pre-clinical development. It also targets a component of the bacterial cell wall. Additionally, this antigen may be effective in preventing the bacteria from colonizing catheters and implanted devices.

Both PVL and alpha toxin are major virulence factors of S. aureus. We have advanced programs for both of those toxins with the objective to include detoxified antigens of these toxins in our next generation S. aureus vaccine. The programs are in the pre-clinical phase and our goal is that clinical lots of both toxins would be available by the end of 2007.

Potential at-risk populations who may benefit from the use of vaccines to prevent Gram-positive bacterial infections include:

•	patients with indwelling catheters, including patients in intensive care units, patients receiving cancer chemotherapy and premature babies;

•

elderly patients and those suffering chronic diseases including end-stage renal disease, or ESRD, congestive heart failure, chronic obstructive pulmonary disease and diabetics who are expected to have long stays in medical or extended care facilities;

•	patients undergoing planned surgery;

•	patients with various types of prosthetic and vascular graft surgery;

•	chronic osteomyelitis patients, spinal cord injury and spinal fusion patients;

•	hematology/oncology patients undergoing chemotherapy; and

•	patients who have previously been treated for S. aureus infections.

In November 2005, we announced the results of our second Phase III clinical trial of StaphVAX. The study, a randomized, double-blinded, placebo-controlled trial among 3,976 patients on hemodialysis did not meet its defined end point of reduction in S. aureus Types 5 and 8 infections in the StaphVAX group as compared to the placebo group through eight months following initial vaccination. These results were in contrast with the results of our analysis of a Phase III clinical trial among 1,804 ESRD patients previously reported in 2000 where it was shown that a single injection showed a 57% reduction in the incidence of S. aureus bacteremia. As a result, we conducted an assessment in consultation with an outside panel of experts, including scientists and clinicians with expertise in immunology, vaccines, bacterial infections and nephrology. In an attempt to understand the results, the assessment focused on five areas: changes in the bacteria itself, changes in the care of dialysis patients, the manufacture of the vaccine, the quality of antibodies produced by the vaccine, and the conduct of the clinical trial. Based on experimental data, the panel concluded that the quality of antibody produced in the recent trial was of lower quality than the antibody produced in the original trial. Moreover, evidence suggested that the vaccine lot used in the recent trial had some subtle but significant structural differences from the lot used in the original trial as well as from lots manufactured more recently. We have placed further clinical development of StaphVAX and Altastaph on hold pending partnership or external funding of the program.

In 2005, we completed a Phase I study with our Type 336 vaccine. The trial was a double-blinded, placebo-controlled study evaluating safety and antibody responses of the vaccine in 48 patients at four different dosage levels. Within each of these four dose groups there were 12 patients, nine receiving the Type 336 vaccine and three receiving the placebo. The doses were administered in an escalating manner. The data support that escalating doses of the vaccine were well tolerated and resulted in significant dose-related increases in levels of antibodies against S. aureus Type 336. In 2005, we also conducted a Phase I double-blinded, placebo-controlled study evaluating safety and antibody responses to our S. epidermidis PS-I vaccine in 36 patients at three different dosage levels. Within each of these three dose groups there were 12 patients, nine receiving the S. epidermidis vaccine and three receiving the placebo. The doses were administered in an escalating manner. The data support that escalating doses of the vaccine were well tolerated and resulted in significant dose-related increases in levels of antibodies against S. epidermidis PS-1 and S. aureus Type 336.

The FDA has awarded StaphVAX Fast Track Designation for the prevention of S. aureus bacteremia in ESRD patients. The next generation StaphVAX, if the program continues, would include antigens for Types 5 and 8, Type 336 and two other antigens against S. aureus toxins; the detoxified Panton Valentin Leucocidin and alpha toxin.

Gram-positive Antibody Products

Altastaph [Staphylococcus aureus Immune Globulin Intravenous (Human)] is an investigational human polyclonal antibody product that in its current formulation contains high levels of S. aureus Types 5 and 8 specific antibodies. These antibodies are collected from the plasma of healthy donors who have been vaccinated with StaphVAX at our FDA approved antibody collection centers. Next generation formulations of Altastaph, if we continue with its development, are expected to contain antibodies to S. aureus Type 336 and S. epidermidis as well as other antigens. We believe Altastaph can be used to treat patients with active S. epidermidis and S. aureus infections in conjunction with standard of care therapy including antibiotic treatment. Altastaph can also provide a prevention option for patients who cannot respond to vaccines due to their compromised immune system or who do not have the 7 to 14 days necessary to respond to the vaccine, prior to being at risk of infection.

We have placed this program on hold, as well, for further clinical development pending partnership or external funding of the program.

High-risk patient populations that could benefit from Altastaph include patients with persistent S. epidermidis or S. aureus infections, very low birth-weight newborns, emergency surgery patients, trauma patients and patients in intensive care and burn units.

We believe patients with active S. aureus infections could benefit from a combination therapy of Altastaph initially plus a dose of StaphVAX at the conclusion of their treatment to reduce the otherwise high risk for re-infection. Re-infection with S. aureus following initial treatment and release from the hospital has been reported in up to 30% of patients within 18 months after discharge.

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

NicVAX represents an extension of our conjugate vaccine technology that allows us to address a significant medical need. We believe that broad commercialization of NicVAX will be in conjunction with a marketing partner that has a demonstrated expertise in executing large scale sales and marketing programs because the physician audience will likely be primary care physicians and focused outside the hospital setting.

Nicotine is a small molecule that upon inhalation into the body quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors, which results in the release of stimulants, such as dopamine, providing the smoker with a positive sensation, which causes addiction. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine in the bloodstream and prevent it from crossing the blood-brain barrier and entering the brain. Therefore, the brain does not produce the positive-sensation stimulants as a response to nicotine. Pre-clinical animal studies with NicVAX have shown that vaccination could prevent nicotine from reaching the brain blocking the effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction.

Smoking is a global healthcare problem. The WHO estimates that there are 1.3 billion smokers worldwide today and nearly five million tobacco-related deaths each year. If current smoking patterns continue, smoking will cause some 10 million deaths each year by 2020. According to the CDC, tobacco use is the single leading preventable cause of death in the U.S., responsible for approximately 438,000 deaths each year. In addition, it is estimated that smoking results in an annual health-related economic cost of approximately $157 billion. The CDC estimates that, among the 45 million adult smokers in the U.S., 70% want to quit, but less than five percent of those who try to quit remain smoke-free after 12 months.

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

We have advanced the NicVAX clinical program through completion of a second Phase II dose-ranging clinical trial in smokers for NicVAX in 2005. During 2006, we initiated and completed enrollment into a large Phase IIb “proof-of-concept” study in 300 smokers, who were randomly allocated to receive one of four different doses or dosing schedules of NicVAX or placebo. The primary end point, which was discussed and agreed with the FDA and EMEA is abstinence rate at 6 months. The study is a double-blind, randomized, placebo-controlled “proof-of-concept” dose-ranging clinical trial in smokers designed to evaluate the anti-smoking activity, safety and antibody response to NicVAX. Two dose levels, 200 mcg and 400 mcg per injection, and two different administration regimens were included in the study. The study completed enrollment 3 months ahead of schedule in September 2006 and we expect to announce primary end point data during the second quarter of 2007.

In September 2004, we announced the results of a Phase II dose response, double-blinded, placebo-controlled, and randomized clinical trial in 63 smokers. The objectives of the study, which were met, were to demonstrate that NicVAX was able to safely generate nicotine-specific antibodies in smokers, and to assess its potential use as an aid in smoking cessation among smokers who wanted to quit. The effect of the vaccine indicated a 33% quit rate in smokers who received NicVAX at the highest dose level versus 9% in the placebo group, however, given the limited number of smokers included in the trial this result was not statistically significant. The results represented a vaccine-only effect, as patients were only given NicVAX without any supplemental treatments, behavioral support or counseling. This trial was funded in part by a grant from NIDA. Based on these results, we have initiated a second Phase II clinical trial in the EU dosing NicVAX at doses equal to and higher than those administered in the first Phase II clinical trial and at more frequent intervals. The clinical end points of this trial are also to assess safety and to measure nicotine-specific antibody titers and smoking cessation.

In February 2004, we announced the results of a placebo controlled, double-blinded Phase I/II clinical trial of NicVAX in smokers, ex-smokers and non-smokers in collaboration with researchers at the University of Maastricht in The Netherlands. The primary end point of this trial was to evaluate the development of nicotine-specific antibody levels and safety of the vaccine in study participants. The results showed that multiple injections of NicVAX were well tolerated and resulted in a rapid and boosted immune response that generated nicotine-specific antibodies.

HEMATOLOGY AND ONCOLOGY

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

Anti-D polyclonal antibody

Our anti-D polyclonal antibody, or Anti-D, is an investigational human polyclonal antibody product intended for use to achieve a temporary and occasionally long-term elevation of the platelet counts. It has been shown that infusion of polyclonal anti-D products can reverse thrombocytopenia in patients with idiopathic thrombocytopenic purpura, or ITP, within hours of the administration of these products.

We have significant experience commercializing anti-D for ITP. Until early 2005, we were responsible for commercializing the only other product licensed for such an indication in the U.S. While there are other competing non-plasma derived products under development for the treatment of ITP, we believe that anti-D polyclonal antibodies would still capture an important part of the market.

We have the know how and facility to manufacture anti-D. The product is made from human plasma derived from a limited list of suitable donors in a specific donation program. Donors are stimulated with specific red blood cells derived from a separate and select group of red blood cell donors and red blood cells are then processed to be suitable for immunization. Upon stimulation with red blood cells, donors produce immunoglobulin with especially high levels of specific antibodies. The plasma from these donors is then used to manufacture the purified anti-D in our state-of-the-art facility. We are one of very small number of companies that has the facilities and capabilities to engage in such a complex program.

After consultation with the FDA, we initiated a clinical development program at the end of 2006 using anti-D product manufactured at our own facility from plasma collected in our nine plasma centers.

CONTRACT MANUFACTURING

We have a state-of-the-art facility located in Florida for the fractionation and purification of human immunoglobulin. Our facility was designed to accommodate manufacture of Nabi-HB, as well as our polyclonal antibody-based products in development, including Civacir, Altastaph, IVIG, and anti-D. Based on current utilization forecasts, we have available manufacturing capacity for the manufacture of the antibody-based products of other companies on a contract basis. Although we do not consider contract manufacturing to be a core operating strategy, we have utilized contract manufacturing to partially offset the fixed costs of maintaining the facility.

During 2005, we completed the construction of a vaccine plant within our manufacturing facility in Florida. The facility, currently being operated under current Good Manufacturing Processes, or cGMP, will be available for clinical testing and potentially for commercial manufacture of the vaccine products in our research pipeline, including NicVAX, and contract manufacturing.

Potential contract manufacturing customers are primarily research and development-stage companies that do not possess their own manufacturing capacity or companies that possess mature products that are being manufactured in older facilities that would require significant capital expenditure to upgrade to current compliance requirements.

In 2006, we signed an agreement with Sanofi Pasteur to partly manufacture their anti-rabies immunoglobulin product. Under the agreement, we will supply the anti-rabies plasma and initiate the manufacture of the purified immunoglobulin. The intermediate product is then shipped to France for Sanofi Pasteur to complete the manufacture of the purified anti-rabies immunoglobulin. The agreement with Sanofi Pasteur highlights our reputation for high quality manufacturing.

In 2006, we also signed a contract manufacturing agreement with ADMA, a distributor of immunoglobulin and plasma proteins product, to collect and manufacture their investigational immunoglobulin against respiratory syncycial virus, or RSV.

CURRENTLY MARKETED ANTIBODIES

We operate nine FDA-licensed antibody collection centers located in six states within the U.S. that supply specialty antibodies and non-specific (normal source) antibodies to our worldwide customers in the pharmaceutical and diagnostic industries. Our operating strategy for these products is to sell our excess production under contracts that provide a consistent operating cash flow. As we achieve licensure for antibody-based biopharmaceutical products in our research and development pipeline, we anticipate a strategic shift in our antibody segment by converting production of antibodies for use in the manufacture our own antibody-based biopharmaceutical products.

Specialty Antibodies

Specialty antibody products contain high concentrations of a specific antibody and are used primarily to manufacture antibody-based biopharmaceutical products to treat chronic immune disorders or to prevent and treat viral and bacterial diseases as well as to develop diagnostic products.

We identify potential specialty antibody donors through screening and testing procedures. We also have developed FDA-licensed programs to vaccinate potential donors to stimulate their production of specific antibodies. Our expertise in antibody collection, operational expertise in donor immunization programs, clinical and medical experience in conducting clinical trials under Investigational New Drug Applications, or INDs, and access to a diverse antibody donor base provides us with the ability to produce competitive specialty antibodies.

Our specialty antibody products include hepatitis B, RhoD, tetanus, cytomegalovirus, or CMV, Varicella Zoster Virus, or VZV, or RSV antibodies as well as other plasma products sold to diagnostic customers. Hepatitis B antibodies are the primary raw material in the manufacture of Nabi-HB.

Non-specific Antibodies

Our nine FDA-licensed antibody collection centers also supply non-specific human antibodies from normal healthy donors to our customers.

Although non-specific antibodies lack high levels of antibodies to specific antigens, such antibodies are used by our customers to manufacture standard IVIG, a product used to fight infections, and in the treatment of several conditions, including bone marrow transplantation, B-cell chronic lymphocytic leukemia, hypogammaglobulinemia, Kawasaki syndrome and other chronic immune deficiencies.

In 2006, we renewed our long-term supply agreement for non-specific antibodies with Talecris Biotheraputics. The agreement guarantees sale of our non-specific antibodies at a predetermined price and protects our product from possible market downturns.

Sales and Segment Sales

Sales of our biopharmaceutical products excluding PhosLo totaled $40.1 million in 2006 compared to $48.2 million in 2005 and $94.2 million in 2004. Sales of our biopharmaceutical products in 2005 and 2004 included sales of WinRho SDF totaling $6.1 million and $47.8 million, respectively, which we ceased to distribute on March 24, 2005. In 2006, biopharmaceutical products accounted for 45% of our sales and 67% of our gross margin. Total sales of our antibody products were $49.8 million in 2006 compared to $45.9 million in 2005 and $48.0 million in 2004. In 2006, antibody products accounted for 55% of our sales and 33% of our gross margin.

Research and Development Programs

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs:

	For the Years Ended
(in thousands)	December 30, 2006	December 31, 2005	December 25, 2004
StaphVAX	$6,262	$38,458	$34,270
Altastaph	146	3,642	3,119
Other Gram-positive products	2,712	1,543	491

Total Gram-positive	9,120	43,643	37,880

NicVAX	7,151	1,976	2,016
ATG-Fresenius S	6,214	—	—
Anti-D	2,713	2	—
Civacir	2,125	245	3,872
Boca Raton, FL vaccine facility	8,089	14,060	14,022
Other, pre-clinical programs	1,166	298	273
Other currently marketed products, including Nabi-HB	994	682	1,488

Total R&D programs - Continuing operations	37,572	60,906	59,551

PhosLo, including PhosLo CKD	5,671	5,930	1,453

Total R&D programs - Discontinued operations	5,671	5,930	1,453

Total operations	$43,243	$66,836	$61,004

Research and development expenses of approximately $2.2 million, $0.3 million and $0.3 million related to the NicVAX program were reimbursed by NIDA for fiscal years 2006, 2005 and 2004, respectively.

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

During the term of the license we are obligated to pay PHS/NIH a royalty based on net sales of products made using this technology. This agreement remains in effect until the earlier of the expiration of the last-to-expire licensed patent, which is April 20, 2010, and no further royalties will be due to PHS/NIH for use of the subject technology after that date. In addition to our license with PHS/NIH, we own an extensive global portfolio of issued patents and pending patent applications directed to our novel vaccine products and methods of using such products as described in further detail below under “Patents and Proprietary Rights.”

Novartis

We have an agreement with Novartis, that grants us an exclusive supply arrangement for four vaccines, including the vaccine for hepatitis C. In addition, we have rights to 10 additional Novartis vaccines for use in humans to produce immunotherapeutic products. The agreement may also grant us access to a vaccine adjuvant, MF 59.

This agreement may be important to the development of the next generation of our investigational product, Civacir.

We will be responsible for all development, manufacturing and worldwide distribution of these products. We may terminate the agreement on a product-by-product basis in which event we must transfer to Novartis all of our rights with respect to the product as to which the agreement has been terminated. Similarly, Novartis may terminate its obligations to supply immunizing agents to us on a product-by-product basis, in which event Novartis shall grant to us a license of the technology necessary for us to manufacture the applicable immunizing agent and the financial arrangements in the Novartis Agreement with respect to such agent shall continue.

Talecris Biotheraputics

In 2006, we extended our long-term supply agreement for non-specific antibodies with Talecris. The agreement guarantees sale of our non-specific antibodies at a predetermined price and protects our product from possible market downturns.

We are responsible for supplying Talecris with an annual minimum amount of non-specific antibodies until the end of 2011 while Talecris is responsible for testing the plasma.

ProMetic

In 2006, we signed an agreement with ProMetic of Montreal, Canada for the exclusive worldwide use of its technology for the purification of immunoglobulins for several hyperimmune products including Altastaph and Civacir. The ProMetic technology promises a higher yield of immunoglobulin from a liter of plasma, thereby reducing the cost of production and improving manufacturing efficiency.

Fresenius Biotech

During 2006, we signed an agreement with Fresenius Biotech to advance the development of ATG-Fresenius S in the U.S. and Canada. ATG-Fresenius S is an immunosuppressive polyclonal antibody product used for the prevention and treatment of acute rejection following organ transplantation. The product, which Fresenius Biotech currently markets in more than 60 countries worldwide, has been shown to significantly reduce transplant failure and substantially improve survival rates.

Under the terms of the agreement, Fresenius Biotech has granted us exclusive sales and distribution rights to ATG-Fresenius S in the U.S. and Canada for up to 15 years following the first commercial sale of the product after licensure in the U.S. We are required to make aggregate milestone payments of $1 million to Fresenius Biotech during development and a $4 million payment upon approval by the FDA. Fresenius Biotech will manufacture and supply the product from its European facility in exchange for a royalty. We will be responsible for the clinical development, regulatory approval process, marketing and sales of ATG-Fresenius S in the U.S. and Canada.

CUSTOMER RELATIONSHIPS

We sell our biopharmaceutical products to wholesalers, distributors, hospitals and home healthcare companies and sell our antibody products to pharmaceutical and diagnostic product manufacturers.

We sell a significant amount of our biopharmaceutical products to AmerisourceBergen, Cardinal Health, Inc. and McKesson Drug Co. under purchase orders placed by them on terms that are generally between 30 days, net and 60 days. During 2005, we extended a distribution service agreement with one of our major wholesaler customers under which this customer will provide us defined services for a fee measured at least equal to a minimum discount from our standard prices.

Pricing for product deliveries under our antibody products contract is fixed for the contract term, generally one year or less, although the contracts generally provide for price increases/decreases during the contract term to reflect changes in customer specifications or new governmental regulations. In addition, in 2007 we expect to sell antibody products in individually negotiated transactions that will be subject to market conditions at the time of negotiation. Our profit margins for these transactions may be adversely or beneficially affected by market conditions for antibody products at those times.

Revenue to significant customers for the year ended December 30, 2006 included revenue to three customers of our biopharmaceutical products segment, McKesson Drug Co., AmerisourceBergen Corporation, Cardinal Health, Inc., and one customer of our antibody products segment, Talecris Biotherapeutics Inc., representing 20%, 19%, 15% and 20% of total consolidated 2006 revenue including discontinued operations, respectively.

SUPPLY AND MANUFACTURING

Biopharmaceutical Products

We manufacture Nabi-HB in our FDA-approved biopharmaceutical manufacturing facility in Florida. Our facility has been licensed by the FDA for the manufacture of Nabi-HB since 2001 and, as such, is among the most recently licensed fractionation and purification facilities in the U.S. Additionally, we manufacture clinical lots of our investigational products, Altastaph and Civacir, in the same facility. These activities utilize only part of the available capacity of the facility. To reduce the fixed cost of running the facility, we also engage in contract manufacturing. During 2006, we entered into two contract manufacturing agreements: one with Sanofi Pasteur to partly manufacture its rabies immunoglobulin and the other with ADMA to manufacture their anti-RSV immunoglobulin. The various plasma raw materials required to manufacture all of these products are collected at our own plasma centers.

During 2005, we completed the construction of a vaccine plant within our manufacturing facility in Florida. The facility, currently being operated under cGMP, will be available for manufacture of our own products now in clinical development as well as contract manufacturing. We have manufactured clinical lots of NicVAX in this facility at commercial scale for use in a clinical trial and the facility may also be used for the commercial manufacture of our vaccines in development including our Gram-positive vaccines and NicVAX. We designed the facility to allow maximum manufacturing flexibility to be able to support the manufacture of our vaccines and possibly other products in our research and development pipeline. We also added features that would permit future expansion, when needed, with minimal disruption to current operations.

A third party manufactures Aloprim for us and another third party performs filling and finishing for us for Nabi-HB.

Fresenius Biotech manufactures ATG Fresenius S for us for use in clinical trials using materials sourced in the U.S. to comply with FDA requirements. When licensed, Fresenius Biotech will continue to manufacture ATG Fresenius S for us for commercial use in the U.S. and Canada. We have audited Fresenius Biotech’s manufacturing facility in Germany and we believe that the manufacture of the product complies with all U.S. cGMP requirements.

Antibody Collection Process

We currently collect and process antibodies from our nine FDA-licensed antibody collection centers located in six states across the U.S. These centers are also licensed and approved for collection by a German regulatory agency, on behalf of the EU.

PATENTS AND PROPRIETARY RIGHTS

Our success depends in part on our ability to maintain our rights to our existing marketed biopharmaceutical products and our ability to obtain patent protection for product candidates in clinical development. Currently, we have been granted 37 patents and have over 60 patent applications pending.

Products in development

We have 37 patents issued, including nine U.S. patents, 15 patents in European countries and 13 in other countries, and 50 patent applications pending worldwide relating to our Gram-positive infections program.

With respect to Staphylococcus, the patents and pending patent applications relate both to polysaccharide antigens—our “336” S. aureus antigen and “PS-1” S. epidermidis antigen—and to a glycopeptide antigen common to S. epidermidis, S. haemolyticus and S. hominis. Additional issued patents relate to Enterococcus and describe polysaccharide antigens from E. faecalis and E. faecium, respectively.

In addition to the licensed PHS/NIH patent that relates to the manufacture of StaphVAX, our granted U.S. patents and ex-U.S. patents in our S. aureus program contain claims directed to vaccines, antibody based therapies, methods of preparing antigen and diagnostic assays and kits against surface antigens of S. aureus. These patents all expire in September 2016. The patent underlying our PHS/NIH licensed rights expires on April 20, 2010. After this date, no further royalties will be due to the PHS/NIH for use of the technology.

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

With regard to S. epidermidis, we have been issued U.S. patents and ex-U.S. patents, including patents that have been issued in 15 European countries. The patents we have been issued in the U.S. and Europe contain claims to vaccines and hyperimmune globulins against S. epidermidis surface antigen. Most of these patents expire in 2016.

Also in this portfolio are an issued U.S. patent and ex-U.S. patent applications pending that contain claims directed to a pharmaceutical composition containing a glucan and intravenous hyperimmune globulin, which can be specific for a given pathogen like S. aureus. This combination produces an unexpected antimicrobial effect that is greater than that obtained when either the glucan or the intravenous hyperimmune globulin is used separately. Another related U.S. patent application has been allowed with claims to a pharmaceutical composition containing a glucan and antibody.

Our patent portfolio for technology related to the NicVAX product comprehends both compositions and therapeutic methodology for treating or preventing a nicotine addiction. Our patent claims are directed to compositions, or conjugates, that comprise a nicotine-like molecule linked to a carrier protein and to the methods for the use of these conjugates to treat or prevent nicotine addiction. In particular, we hold three issued U.S. patents relating to our conjugates, antibodies against the conjugates, and methods for using the conjugates and antibodies against nicotine addiction. These U.S. patents expire in 2018. We also have pending U.S. applications relating to our conjugates and their use. We hold granted patents in the following countries, relating to our conjugates and antibodies against our conjugates, for use in treating nicotine addiction: Europe (18 countries), Australia, China, Eurasia (Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgzstan, Moldova, Russian Federation, Tajikistan, Turkmenistan), Hong Kong, Indonesia, New Zealand, and Turkey. We also have 12 pending foreign patent applications relating to our conjugate technology (Brazil, Canada, Hungary, India, Israel, Japan, Korea, Mexico, Norway, Poland, Serbia-Montenegro and Yugoslavia).

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

GOVERNMENT AND INDUSTRY REGULATION

The collection, processing and sale of our products, as well as our research, pre-clinical development and clinical trials, are subject to regulation for safety and efficacy by numerous governmental authorities including the U.S., Canada, UK, Germany, Spain, Italy, Australia and France. In the U.S., the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other Federal and state statutes and regulations govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products.

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

The results of all trials are submitted in the form of a BLA or a New Drug Application, or NDA, for small molecules. The BLA or NDA must be approved by the FDA prior to commencement of commercial sales. For BLA/NDA approval, the FDA requires that the sponsor demonstrate a favorable risk-benefit ratio. This often involves treatment of large numbers of patients, typically in double-blinded, placebo controlled or comparative randomized trials, followed for protracted periods of time. The actual size of the trials, and the length of follow-up vary from indication to indication. In addition, the prospective manufacturer's methods must conform to the agency’s cGMP regulations, which must be followed at all times. The prospective manufacturer must submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, compliance and quality control to ensure full regulatory compliance. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. The U.S. Congress, or the FDA in specific situations, can modify the regulatory process.

The overall regulatory process is similar within the EU insofar as the sponsor needs to demonstrate a favorable risk-benefit ratio of the drug product, as well as reproducible manufacturing methods. The European equivalent of the BLA/NDA is called the MAA. There are two different procedures to file an MAA, the Centralized Registration Procedure and the Mutual Recognition Procedure. The Centralized Procedure allows for simultaneous approval throughout the EU. The Mutual Recognition Procedure provides for initial approval in one country that can be used to seek approval in additional countries within the EU. There have been different requirements from country to country with regard to initiating clinical trials, however, that is also in the process of being standardized. A new standardized procedure, the Clinical Trials Application was introduced in the EU during 2004.

Product specific reimbursement expectations

When Nabi-HB is administered peri-operatively in the hospital setting, the cost of Nabi-HB is reimbursed under the established Diagnosis Related Group, or DRG. When Nabi-HB is administered as part of the patient’s follow-up care in a physician’s office or out patient setting, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, establishes the reimbursement rate. Beginning in January 2006, the MMA will allow physicians to choose to purchase and store pharmaceutical products in their offices, or to order the product from vendors who will be responsible for securing reimbursement from the government or other third party payers.

In the EU, the Reference Pricing System, or RPS, is typically applied to pharmaceutical products that derive from the same therapeutic class as an alternative pharmaceutical product for which the patent has expired. Using the RPS, prices may be set at the average of prices in effect for the same class of pharmaceutical products currently available or prices may be set within a range below the price of the most expensive product in the group and above the least expensive product in the group. Patients have to pay the difference if the price charged exceeds the reference price. In the EU, RPS is expected to be applied to Nabi-HB Intravenous (HEBIG in Europe) as certain EU countries currently reimburse for similar products that would compete with each product.

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

Orphan Drug Act

In January 2004, the FDA granted our investigational product Altastaph Orphan Drug Designation for use in neonate patients for protection against S. aureus infections. Nabi-HB Intravenous has received Orphan Drug Designation under this Act for prevention of hepatitis B re-infection in liver transplant recipients. We filed a BLA for Nabi-HB Intravenous in November 2002. In November 2002, the FDA granted our investigational product Civacir Orphan Drug Designation for prevention of hepatitis C infection in HCV-positive liver transplant recipients.

Under the Orphan Drug Act, the FDA may designate a product as having Orphan Drug status to treat a ''rare disease or condition”, which currently is defined as a disease or condition that affects populations of less than 200,000 individuals in the U.S. at the time of designation, or, if victims of a disease number more than 200,000, for which the sponsor establishes that costs of development will not be recovered from U.S. sales in seven years. When a product is designated an Orphan Drug, the sponsor is entitled to receive certain incentives to undertake the development and marketing of the product. In addition, the sponsor that obtains the first marketing approval for a designated Orphan Drug for a given indication effectively has marketing exclusivity for a period of seven years. There may be multiple designations of Orphan Drug status for a given drug and for different indications. However, only the sponsor of the first BLA approved for a given drug for its use in treating a given rare disease may receive marketing exclusivity.

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

Under Regulation (EC) No 141/2000, the EMEA through its Committee for Orphan Medicinal Products, or COMP, is responsible for reviewing designation applications from sponsors who intend to develop medicines for rare diseases, or orphan medicines. Orphan medicines are designated diagnosing, preventing or treating life-threatening or very serious conditions that affect not more than five people in 10,000 in the EU. In addition to market exclusivity for a period of 10 years, products designated as orphan medicines received the following incentives: protocol assistance and medical advice from EMEA, access to the Centralized Procedure for regulatory filings and fee reductions.

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

COMPETITION

Biopharmaceutical Products

During 2005, there was one antibody-based therapy for prevention of hepatitis B post exposure that competed with Nabi-HB in the U.S. In January 2006, a second competitive product developed by Cangene Corporation received approval for this indication in the U.S. Based on our internal market studies, we believe that Nabi-HB has achieved a significant share of the U.S. market. We believe the majority of our Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. In November 2002, we submitted a BLA to the FDA for Nabi-HB Intravenous seeking the indication that Nabi-HB Intravenous prevents re-infection with hepatitis B disease in HBV-positive liver transplant patients and have received Orphan Drug Designation for this indication. If approved, Nabi-HB Intravenous will have seven years marketing exclusivity on the basis of its Orphan Drug Designation.

In June 2004, we submitted an MAA filing for Nabi-HB Intravenous, known as HEBIG in the EU to European regulators. At the recommendation of the RMS under the MRP in Europe, we withdrew the MAA in the second quarter of 2006 to further refine the product formulation. The refined product is expected to be resubmitted to the RMS during the second quarter of 2007. If approved in the EU, Nabi-HB Intravenous will compete in the market to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Unlike the U.S., competitive intravenous hepatitis B immune globulin products are already marketed in most of the EU.

Aloprim was the first intravenous allopurinol therapy available for the treatment of chemotherapy-induced hyperuricemia. Aloprim provides a therapeutic option for patients that cannot tolerate oral allopurinol therapy. Another intravenous allopurinol product formulation is available in the U.S. market and competes with our product based on price.

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

We had a total of 653 employees at December 30, 2006.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We have provided financial information about (i) our industry segments, and (ii) our domestic and foreign operations for each of the last three fiscal years in Note 23 to our consolidated financial statements set forth in Part II of this Annual Report on Form 10-K.

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

ITEM 1A.	RISK FACTORS

Statements in this document that are not strictly historical are forward-looking statements and include statements about our marketed products, products in development, demand for our products, clinical trials and studies, licensure applications and approvals, assessment of the StaphVAX phase III trial results, and alliances and partnerships. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or distribute our existing and pipeline products; obtain successful clinical trial results, including results from our Phase IIb NicVAX “proof-of-concept” study generate sufficient cash flow from sales of products or from milestone or royalty payments to fund our development and commercialization activities attract and maintain the human and financial resources to commercialize current products and bring to market products in development; attract, retain and motivate key employees; obtain a commercial partner to fund research, development and commercialization activities to advance our Gram-positive infections program; depend upon third parties to manufacture or fill our products; obtain regulatory approval for our products in the U.S. or other markets; realize sales from Nabi-HB due to patient treatment protocols and the number of liver transplants performed in HBV-positive patients; achieve market acceptance of our products; expand our sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products; effectively and/or profitability use, or utilize the full capacity of, our vaccine manufacturing facility; manufacture NicVAX or other products in our own vaccine manufacturing facility; comply with reporting and payment obligations under government rebate and pricing programs; raise additional capital on acceptable terms, or at all; and re-pay our outstanding convertible senior notes when due. These factors and others are more fully discussed below.

Each of the following risk factors could adversely affect our business, operating results and financial condition.

We have entered into and will continue to enter into strategic alliances that may not be successful and may adversely affect our ability to develop and market our products.

In 2006, we entered into strategic alliances with respect to certain of our biopharmaceutical products in development, including agreements with Fresenius Biotech, Fresenius USA Manufacturing, Inc., or Fresenius, Kedrion and ProMetic. We also intend to enter into other strategic alliances in the future as a means of funding our development activities. Our strategy for developing, manufacturing and commercializing certain of our biopharmaceutical products in development and to fund these activities currently requires us to enter into and successfully maintain strategic alliances with other pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. If we fail to enter into or maintain successful strategic alliances for certain of our products in development, we will have to reduce or delay our product development or increase our expenditures or cease development with respect to certain of our pipeline products. No assurance can be given that we will be successful in these efforts or, if successful, that our collaborative partners will conduct their activities in a timely and effective manner. If we are not successful in our efforts, our ability to develop, commercialize or market our products or to fund our operations will be affected adversely. Even if we are successful, if any of our collaborative partners violates or terminates its agreements with us or otherwise fails to complete its collaborative activities in a timely manner, the development or commercialization of our products could be delayed. This might require us to devote significant additional resources to product development or commercialization or terminate certain development programs. In addition, there can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between our collaborative partners and us could lead to delays in the collaborative research, development or commercialization of certain products, or could require or result in litigation or arbitration, which would be time consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

A number of our product candidates and products in development are in or will undergo clinical trials and the results from these trials may not be favorable.

A number of our product candidates or products in development are in or will undergo clinical trials. These trials may not meet their defined end points, and, even if they do achieve their end points, we cannot be certain that results from future clinical trials will be positive. The results of our Phase III trial of StaphVAX announced in November 2005 were not positive. In late 2006, we completed enrollment of our Phase IIb “proof-of-concept” clinical trial for NicVAX which we expect to complete in the first half of 2007. Unfavorable clinical trial results in any clinical trial could adversely affect our business plans and have an adverse effect on our market valuation and/or our future business, financial condition and results of operations.

We may not generate sufficient cash flow from our biopharmaceutical and antibody products, achieve milestones necessary to receive royalty or milestone payments or obtain financing necessary to fund our research or development or commercialization activities at an appropriate level.

We generate revenues from sales of our biopharmaceutical and antibody products. We ceased to generate revenues from sales of two of these products, WinRho SDF, in March 2005 when our exclusive distribution agreement in the U.S. ended and from PhosLo, in October 2006 when we sold this product to Fresenius. We also have generated or anticipate generating revenues from milestone or royalty payments under various strategic alliance agreements, including our agreement with Fresenius. We have incurred and expect to continue incurring significant expenses associated with our biopharmaceutical research and development activities, including the cost of clinical trials, marketing and other commercialization expenses. Our products under development may not generate sales for several years or at all. Our current revenues from sales of biopharmaceutical and antibody products are insufficient to fund our products under development. We do not have the financial resources to fund all of our biopharmaceutical product development programs to completion.

Therefore, our ability to continue to fund all of our ongoing research and development activities depends on our ability to generate sales from our biopharmaceutical and antibody products, to obtain commercial or development partners, to receive milestone and royalty payments, that are not under our exclusive control, and, our ability to raise additional capital. There can be no assurance that we will be able to continue to fund our research and development activities at the level required to commercialize all of our biopharmaceutical product development programs. If we are required to reduce the funding for certain of our research and development activities, this could have a material adverse effect on our future prospects.

Our operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenue is unpredictable and may fluctuate due to the timing of non-recurring licensing fees, decisions of our collaborative partners with respect to our agreements with them, the achievement of milestones or our receipt of the related milestone payments under existing and future licensing, collaboration or asset sale agreements. Our expenses are unpredictable and may fluctuate from quarter to quarter due to the timing of expenses, which may include obligations to manufacture or supply product or royalty or milestone payments owed by us under licensing, collaboration or other agreements. Our present operations, as we are currently structured, places a greater reliance on our meeting projected milestones in order to generate cash flow to finance our operations. Should we encounter difficulties in meeting significant milestones, many of which are outside of our control, resulting cash flow difficulties could have a material adverse effect on our operations.

We expect that our existing capital resources and our ability to control expenditures will enable us to maintain our operations for at least the next twelve months based on current activities; however, to fully fund ongoing and planned activities beyond the next twelve months we will need to raise additional funds. Our operations will require significant additional funding in the future due to our current and future clinical development and commercialization efforts.

The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	the trading price of our common stock may affect our ability to raise funds through the issuance of equity;

•	our Phase III trial for StaphVAX did not meet its defined primary end point;

•	our revenues from continuing operations have declined over the last three years; and

•	the outstanding indebtedness from our 2.875% convertible senior notes issued in 2005 and the terms of the related indenture may discourage additional financing.

We may seek additional funding through public or private equity or debt financing, collaborative arrangements with strategic partners or from other sources. To the extent that we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish some or all rights to our technologies or product candidates or to grant licenses on terms that are not favorable to us. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to defer certain investments in research, product development, manufacturing, commercialization or business development, or otherwise modify our business strategy, and it could adversely affect our market valuation, results of operations or financial position.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

Our ability to compete in the highly competitive biopharmaceutical industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain at the Company, in 2006 we created a retention program offering to certain key employees cash and equity incentives that vest over time. Some of these awards fully vested in 2007 and some will fully vest in 2009. The value to the employees of these incentives is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, manufacturing, research and clinical teams may terminate their employment with us on short notice. The loss of the services of any of our key employees could potentially harm our future business, financial condition and results of operations. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior manufacturing, research and clinical personnel. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to grow our business according to our business plan, including by developing or acquiring additional drug products, we may become a less attractive place to work for our existing employees and for high quality candidates. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates will be limited.

We will not be able to advance of our Gram-positive infections program without obtaining a commercial partner to fund research, development and commercialization activities.

In March 2006, we determined, based on the conclusions reached by us and an outside advisory panel that reviewed our investigation of the outcome of the StaphVAX confirmatory Phase III clinical study, that we would continue development of our Gram-positive program, led by StaphVAX® [Staphylococcus aureus Polysaccharide Conjugate Vaccine] and Altastaph® [ Staphylococcus aureus Immune Globulin Intravenous (Human)]. There can be no assurance that our assessment and conclusion or the assessment and conclusion of the outside advisory panel is correct. We do not plan to significantly advance development of our Gram-positive program, including our next generation StaphVAX and Altastaph products, or commence a new clinical trial in our Gram-positive program without obtaining a partner to fund research and development and commercialization activities. There can be no assurance that we will be able to successfully collaborate with a partner on terms sufficient to fund or assume our continued research and development activities at the level required to commercialize these products or at all. Even if we are successful in obtaining a partner and/or funding, our collaborative partners may not conduct their activities in a timely or effective manner. Our inability to successfully partner and/or fund the development of our next generation Gram-positive products, or our inability to successfully develop such products, would adversely affect our future business, financial condition or results of operations.

We depend upon third parties to manufacture certain biopharmaceutical products and products that are the subject of milestone and royalty payments we depend upon to fund our operations.

We depend upon third parties to fill and finish certain products manufactured by us, including Nabi-HB and our products in development, to manufacture and fill other products including Aloprim and other products in development and to manufacture, fill and sell products with respect to which we may receive milestone and royalty payments, including a new formulation of PhosLo. At times, contract manufacturers and fill and finishers have failed to meet our needs and we have experienced product losses at our contract fill and finisher that have resulted in the loss of product and a resulting delay in supply. During 2006, we lost $0.9 million of Nabi-HB inventory due to problems at our contract fill and finisher. Our ability to receive milestone or royalty payments, which is a source of funding for our operations, could be adversely affected by the inability of third parties to manufacture products that may generate milestone or royalty revenues due to a lack of manufacturing experience or an inability to receive or delay in receiving licensure of manufacturing facilities for clinical supply or commercial manufacture. Since 2000, our ability to market Aloprim has been adversely affected at certain times by our inability to obtain necessary quantities of this product from our contract manufacturer. The failure of our contract manufacturers or contract fill and finishers to supply us with sufficient amounts of product to meet our clinical or commercial needs, or to renew their contracts with us on commercially reasonable terms or at all, or to manufacture or have manufactured products that may generate milestone or royalty revenues for us, would have a material adverse effect on our future business, financial condition and results of operations.

Our plans to license and commercialize HEBIG in the EU may not be successful.

Using the Mutual Recognition Process, we filed an MAA for Nabi-HB Intravenous, HEBIG, in the EU during 2004. In 2006 we withdrew this MAA based on discussions with regulators to reformulate the product to comply with EU regulations. We plan to resubmit the MAA for HEBIG in the first half of 2007. There can be no assurance that such approval will be timely. If we receive approval to begin commercial sales of HEBIG in any country in the EU, there can be no assurance that such approval is commercially feasible. If we receive approval, we intend to launch HEBIG through a sales distributor or commercialization partner and there can be no assurance that we will be able to find a suitable sales distributor or commercialization partner or a partner on reasonable financial terms, or at all. Following approval in each country, we or our distributor or commercialization partner will then need to seek reimbursement in that country. There can be no assurance that reimbursement approval will be at sufficient levels in each country will be obtained from any of the countries where such approval is sought or that reimbursement is approved at all. Any delays in or failure to obtain licensure or reimbursement approvals, or the failure to obtain reimbursement approvals at sufficient levels, or any delays in commercialization could adversely affect our results of operations and financial position. We have no direct experience in obtaining licensure of these products in the EU or other non-U.S. markets.

The market may not be receptive to our products upon their introduction.

There can be no assurance that any of our products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the clinical efficacy and safety of our products

•	the potential advantages over existing treatment methods to the medical community;

•	results of clinical studies conducted by our competitors;

•	regulatory approvals;

•	any limitation of indications in regulatory approvals;

•	the prices of such products; and

•	reimbursement policies of government and third-party payers.

The failure of our development product pipeline or marketed products to gain market acceptance could have a material adverse effect on our future business, financial condition or results of operations.

We may not be successful in licensing or operating our vaccine manufacturing plant.

We have constructed a vaccine plant in our Boca Raton, Florida manufacturing facility designed to allow us to produce the vaccines in our product pipeline. The plant is designed to process several vaccines on a commercial scale. We have not previously owned or operated such a plant and have no direct experience in commercial, large-scale manufacturing of vaccine products. There can be no assurance that we will be successful in licensing the plant or, if FDA and/or EU licensures are received, that the costs to validate the plant will be reasonable, that we will have or be able to obtain products to manufacture in the plant, or that we can operate the plant efficiently and profitably. Our failure to successfully and profitably operate our new vaccine plant could have a material adverse effect on our future business, financial condition and results of operations.

If we are unable to expand our sales and marketing capabilities in the future or enter into and maintain arrangements with third parties to market and sell our products, our ability to commercialize our products in development may be harmed.

Currently we only have a small sales force. Our sales force was significantly reduced in 2006 following the sale of our PhosLo business to Fresenius. To promote our future biopharmaceutical products in the U.S. and EU, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product revenue may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors and/or commercial partners for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, we may not be able to generate significant revenue, or revenue at all.

Claims or concerns may arise regarding the safety of our marketed products, which could lead to product withdrawals, reduced sales or product recalls.

Regulatory approvals for any of our marketed products may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product, such as a previously unknown safety issue. In addition, post-marketing studies, which may be sponsored by us or our competitors, may present evidence that another product is safer or more effective than one of our products, which could lead to reduced sales of our product. Finally, claims or concerns may arise regarding the safety or efficacy of one of our marketed products, which could lead to a product recall. Product withdrawals, reduced sales, or product recalls could adversely affect our future business, financial condition, and results of operations.

We are not currently able to utilize the full capacity of our Boca Raton, Florida manufacturing facility and we may be unsuccessful in our attempt to optimize the value of our current operations.

We began commercial manufacture of Nabi-HB at our Boca Raton, Florida manufacturing facility in the fourth quarter of 2001. For the foreseeable future, we will not utilize the full manufacturing capacity of the facility and there can be no assurance that we will ever operate the facility efficiently. There can be no assurance that we will have either our own products to manufacture or those of others to offset the cost of the facility’s operation. Our failure to fully utilize the capacity of the plant or to manufacture products successfully could require us to write down or write off some or all of the tangible or intangible assets related to the facility and could have a material adverse effect on our future business, financial condition and results of operations.

A disaster at our sole manufacturing site would interrupt our manufacturing capability for the products produced there.

Currently, Nabi-HB is only manufactured at our manufacturing facility in Boca Raton, Florida. Manufacturing products at a single site presents risks because a disaster, such as a fire or hurricane, may interrupt manufacturing capability. In such an event, we will have to resort to alternative sources of manufacturing, if available at all, that could increase our costs or result in significant product supply delays while required regulatory approvals are obtained. Any such delays or increased costs could have a material adverse effect on our future business, financial condition and results of operations. We also rely on our manufacturing facility in Boca Raton, Florida for the pre-launch manufacture of several of our products in development. If an interruption of our manufacturing capability occurs, we could have to resort to alternative sources of manufacturing that could increase our costs or result in significant product development or launch delays while required regulatory approvals are obtained.

Our BLA license application for Nabi-HB Intravenous may not be approved.

Our BLA license application for Nabi-HB Intravenous that was filed in November 2002 may not be approved by the FDA. Nabi-HB is a human polyclonal antibody product currently indicated to prevent hepatitis B, or HBV, infection following accidental exposure to the virus. We believe the majority of our Nabi-HB sales are used to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Nabi-HB is not currently labeled for this use. In July 2006 the Blood Products Advisory Committee (BPAC) of the FDA rendered a positive opinion of our BLA for Nabi-HB Intravenous, voting to recommend approval of its use for the prevention of recurrence of hepatitis B after liver transplant. The FDA usually follows the recommendations of its Advisory Committees, but it is not obligated to do so. Our inability to obtain licensure from the FDA for Nabi-HB Intravenous could have an adverse effect on our future business, financial condition and results of operations.

Our sales of Nabi-HB are directly related to patient treatment protocols and the small number of liver transplants performed in HBV-positive patients, over which we have no control.

Our sales of Nabi-HB are primarily for the care of HBV-positive liver transplant patients at the time of and for a maintenance period following liver transplant. The number of liver transplants that occur depends on the number of livers available for transplant. The number of livers used for HBV-positive liver transplant candidates as well as the dosing of Nabi-HB may vary from time to time based on the following factors:

•	changes in overall organ availability;

•	allocations of available organs to eligible potential recipients;

•	changes in the treatment protocols applied to HBV-positive patients;

•	availability of alternative treatments and competitive products, such as anti-viral drugs products; and

•	changes in reimbursement regimes including the Medicare Modernization Act in the U.S., that may provide a negative incentive for the use of certain of our products in future periods.

Each of these factors is outside our control. Sales of Nabi-HB may be adversely affected if patient treatment protocols change or the number of hepatitis B liver transplants decreases. Sales of Nabi-HB Intravenous, if it is licensed, may be similarly affected. This could have an adverse effect on our future results of operations and financial condition.

A reduction in the availability of specialty antibodies could adversely affect our ability to manufacture an adequate amount of Nabi-HB or our other products under development or to fulfill contractual obligations.

Our ability to manufacture Nabi-HB today and Nabi-HB Intravenous, or HEBIG in the EU, and certain other products under development, will depend upon the availability of specialty antibodies that we primarily obtain from our nine FDA approved antibody collection centers. We also have contractual obligations to supply to third parties other specialty antibodies that we also obtain from our FDA approved antibody collection centers. Specialty antibodies are more difficult to obtain than non-specific antibodies. Reduced availability of the necessary specialty antibodies would adversely affect our ability to manufacture an adequate amount of Nabi-HB, Nabi-HB Intravenous, or HEBIG in the EU or certain other products under development, or to fulfill our contractual obligations, that could have an adverse effect on our future business, financial condition and results of operations.

We sell our products to a small number of customers. The loss of any major customer could have a material adverse effect on our future business results of operations or financial condition.

We sell a significant portion of our biopharmaceutical products to pharmaceutical wholesalers and distributors. In 2006, three such customers accounted for 54% of our total consolidated sales. A loss of any of the customers or a material reduction in such customers’ purchases or inventories on hand at their sites could have a material adverse effect on our future business results of operations and financial condition. We also maintain a significant receivable balance with each of these customers. If these customers become unable or unwilling to pay amounts owed to us, our financial condition and results of operations could be adversely affected.

Our non-specific antibody sales in 2006 were primarily to a single customer. The loss of this customer or a material reduction in its purchases of antibodies could have a material adverse effect upon our future business, financial condition and results of operations.

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

Our future success will depend on our ability to achieve scientific or technological advances and to translate such advances into commercially competitive products on a timely basis. Our biopharmaceutical products under development are at various stages, and substantial further development, pre-clinical testing or clinical trials will be required to determine their technical feasibility and commercial viability. Our proposed development schedules for these products may be affected by a variety of factors, including:

•	lack of funding;

•	technological difficulties;

•	competition;

•	failure to obtain necessary regulatory approvals;

•	failure to achieve desired results in clinical trials;

•	proprietary technology positions of others;

•	positive clinical results for competitive therapies;

•	reliance on third parties for manufacturing;

•	failure to market effectively; and

•	changes in government regulation.

Positive results for a product in a clinical trial do not necessarily assure that positive results will be obtained in future clinical trials or that we will obtain government approval to commercialize the product. In addition, any delay in the development, introduction or marketing of our products under development could result either in such products being marketed at a time when their cost or performance characteristics might not be competitive in the marketplace or in a shortening of their commercial lives. There can be no assurance that our biopharmaceutical products under development will prove to be technologically feasible or commercially viable or that we will be able to obtain necessary regulatory approvals or licenses on a timely basis, if at all. Our failure to develop, obtain necessary regulatory approvals or successfully commercialize our products could have a material adverse effect on our future operations and our market valuation.

We are unable to pass through certain cost increases to our antibody product customers with which we have supply contracts.

A significant amount of our antibodies are sold under contracts that have a remaining term of up to five years. Certain contracts do not permit us to increase prices during the contract term except to reflect changes in customer specifications or new governmental regulations. If our costs of collecting antibodies under these contracts rise for reasons other than changes in customer specifications or new governmental regulations, we are unable to pass on these cost increases to our antibody product contract customers except with the customer’s consent and our ability to fund our operations may be adversely affected. Financial results of operations may be adversely affected.

An increase in the supply of or a decrease in the demand for antibody products could materially and adversely affect our future business, financial condition and results of operations.

The worldwide supply of antibodies has fluctuated historically. Future changes in government regulation relating to the collection, fractionation or use of antibodies or any negative public perception about the antibody collection process or the safety of products derived from human blood or antibodies could further adversely affect the overall supply of or demand for antibodies. Increases in supply or decreases in demand of antibody products could have a material adverse effect on our future business, financial condition and results of operations.

If we fail to comply with extensive regulations enforced by the FDA, the EMEA, the Paul Ehrlich Institute in Germany, or PEI, the German Federal Institute for Drugs and Medical Devices, or BfArM, or other agencies, the sale of our current and future products could be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by various government authorities. The process of obtaining FDA, EMEA, PEI, BfArM or other required regulatory approvals are lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

•	the severity of the disease;

•	the quality of submission;

•	the clinical efficacy and safety of the product;

•	the strength of the chemistry and manufacturing control of the process;

•	the compliance record and controls of the manufacturing facility;

•	the availability of alternative treatments; and

•	the risks and benefits demonstrated in clinical trials.

Regulatory authorities also may require post-marketing surveillance to monitor potential adverse effects of our products or product candidates. The U.S. Congress, or the FDA in specific situations, can modify the regulatory process. Many of our clinical trials are at a relatively early stage and, except for Nabi-HB, Aloprim and certain non-specific and specialty antibody products, no approval from the FDA or any other government agency for the manufacturing or marketing of any other products under development has been granted. There can be no assurance that we will be able to obtain the necessary approvals to manufacture or market any of our pipeline products. Failure to obtain additional regulatory approvals of products currently marketed or regulatory approval for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Although we do not have material sales of our biopharmaceutical products outside the U.S. today, our goal is to expand our global presence for these products. Distribution of our products outside the U.S. is subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary from country to country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining these regulatory approvals. In addition, the exports by us of certain of our products that have not yet been cleared for domestic commercial distribution may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals, the restriction, suspension or revocation of existing approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our future business, financial condition and results of operations.

Our U.S. manufacturing, antibody collection, labeling, storage and distribution activities also are subject to strict regulation and licensing by the FDA. Our biopharmaceutical manufacturing facility in Boca Raton, Florida is subject to periodic inspection by the FDA and in the future, the EMEA, and other regulatory authorities and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our antibody collection centers in the U.S. also are subject to periodic inspection by the FDA, the EMEA and other regulatory authorities, and from time to time, we may receive notices of deficiencies from these agencies as a result of such inspections. Our failure, or the failure of our biopharmaceutical manufacturing facility or our antibody collection centers, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the FDA, including closure of our biopharmaceutical manufacturing facility or one or more antibody collection centers and fines or penalties. New regulations may be enacted and existing regulations, their interpretation and enforcement, are subject to change. Therefore, there can be no assurance that we will be able to continue to comply with any regulations or that the costs of such compliance will not have a material adverse effect on our future business, financial condition and results of operations.

Heightened concerns over antibody products and screening measures could adversely affect our antibody production.

Our antibody collection centers and our customers for antibody products are subject to extensive regulation by the FDA and non-U.S. regulatory authorities. Concern over the safety of antibody products has in the past resulted and will likely result in the future in the adoption of more rigorous screening procedures by regulatory authorities and manufacturers of antibody products. In prior years, these changes have resulted in significantly increased costs to us in providing non-specific and specialty antibodies to our customers. New procedures, which include a more extensive investigation into a donor’s background, as well as more sensitive tests, also have disqualified numerous potential donors and discouraged other donors who may be reluctant to undergo the screening procedures. These more stringent measures could adversely affect our antibody production with a corresponding, adverse effect on our future business, financial condition and results of operations. In addition, our efforts to increase production to meet customer demand may result in higher costs to attract and retain donors.

We may be subject to costly and damaging liability claims relating to antibody contamination and other claims.

Antibodies we collect, antibody-based products we manufacture, antibody-based products we market or are developing, such as Nabi-HB and Civacir, and antibody-based products our customers manufacture run the risk of being contaminated with viruses, prions or other infections or contaminating agents. As a result, suits may be filed against our customers and us claiming that the plaintiffs became infected as a result of using contaminated products. Such suits have been filed in the past related to contaminated antibodies, and in a number of suits we were one of several defendants. There can be no assurance that additional lawsuits relating to infection with viruses, prions or other infections or contaminating agents will not be brought against us by persons who have become infected from antibody-based products.

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

The patent positions of biopharmaceutical firms generally are highly uncertain and involve complex legal and factual questions. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There can be no assurance that existing patent applications will result in issued patents, that we will be able to obtain additional licenses to patents of others or that we will be able to develop additional patentable technology of our own. We cannot be certain that we were the first creator of inventions covered by our patents or pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that any patents issued to us will provide us with competitive advantages or will not be challenged by others. Furthermore, there can be no assurance that others will not independently develop similar products, or, if patents are issued to us, others may design their patents around our patents.

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

Additional litigation may be necessary to enforce any patents issued to us or to determine the scope or validity of third-party proprietary rights or to defend against any claims that our business infringes on third-party proprietary rights. Patent litigation is expensive and could result in substantial cost to us. The costs of patent litigation and our ability to prevail in such litigation will have a material adverse effect on our future business, financial condition and results of operations.

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

Competition in the development of biopharmaceutical products is intense, both from pharmaceutical and biotechnology companies, and is expected to increase. Many of our competitors have greater financial resources and larger research and development and marketing staffs and budgets than we have, as well as substantially greater experience in developing products and marketing, obtaining regulatory approvals, and manufacturing and marketing biopharmaceutical products. Some of our competitors are able to price their competitive products, at prices that are substantially higher than our product, which provides them with greater gross margins to invest in development and marketing. We compete with our competitors:

•	to develop and market products;

•	to acquire products and technologies; and

•	to attract and retain qualified scientific personnel.

There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective, affordable or profitable than those that we are developing or marketing. In addition, one or more of our competitors may achieve product commercialization of or patent protection for competitive products earlier than us, which would preclude or substantially limit sales of our products. Several companies are attempting to develop and market products to treat certain diseases based upon technology that would lessen or eliminate the need for human antibodies. The successful development, commercialization or marketing by any of our competitors of any such products could have a material adverse effect on our future business, financial condition and results of operations.

There are potential limitations on third-party reimbursement, complex regulations for reimbursement of our products and other pricing-related matters that could reduce the sales of our products or may delay or impair our ability to generate sufficient revenues.

Our ability to commercialize our biopharmaceutical products and related treatments depends in part upon the availability of, and our ability to obtain adequate levels of, reimbursement from government health administration authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party payer coverage will be available, if at all. Inadequate levels of reimbursement may prohibit us from maintaining price levels sufficient for realization of an adequate return on our investment in developing new biopharmaceutical products or could result in the termination of production of otherwise commercially viable products. Further, there are high levels of regulatory complexity related to reimbursement from U.S. and government payers that can significantly limit available reimbursement for market products.

In the U.S., government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for disease indications for which the FDA has not granted marketing approval. Also, the trend towards managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of healthcare services and products, as well as legislative proposals to reform healthcare or reduce government insurance programs, may all result in lower prices for our products. The cost containment measures that healthcare providers are instituting or the impact of any healthcare reform could have an adverse effect on our ability to sell our products or may have a material adverse effect on our future business, financial condition and results of operations.

Within the EU, a number of countries use price controls to limit reimbursement for pharmaceutical products. These price control limits are often derived from the chemical entity of the product, the competitive environment for a product and pricing in relation to other products. Further, price increases in these settings in future periods may be significantly restricted or price decreases in future periods may be mandated. Reimbursement for products within the EU is negotiated in each country. There can be no assurance that that we will receive reimbursement approval from any or all of the countries where we seek such approval or that reimbursement, if approved, will be at sufficient levels in each country. Any delays in or failure to obtain licensure or reimbursement approvals, or the failure to obtain reimbursement approvals at sufficient levels, or any delays in commercialization could adversely affect our market valuation, results of operations and our financial position.

There can be no assurance that reimbursement in the U.S., the EU or other markets will be available for our products, or, if available, will not be reduced in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products. The unavailability of government or third-party reimbursement or the inadequacy of the reimbursement for medical treatments using our products could have a material adverse effect on our future business, financial condition and results of operations. Moreover, we are unable to forecast what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage or reimbursement may be enacted in the future or what effect such legislation or regulation would have on our future business.

Current healthcare laws and future legislative changes to the healthcare system may affect our ability to distribute our products profitably.

Our operations are also subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act prohibit entities such as us from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration (including any kickbacks, bribe or rebate) in return for the referral of items or services for which payment may be made under a federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services for which payment may be made under a federal health care program. Violation of the federal anti-kickback law is a felony, punishable by criminal fines or imprisonment for up to five years or both. In addition, the DHHS may impose civil penalties or exclude violators from participation in federal health care programs such as Medicare and Medicaid or both. Many states have adopted similar prohibitions against payments intended to induce referrals of products or services paid by Medicaid or other third party payers. Because of the far-reaching nature of these laws and their lack of uniformity, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

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

We have outstanding debt of approximately $109.6 million as of December 30, 2006. Our annual interest expense, including the interest payable on the notes, is approximately $3.7 million.

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

Conversion of the 2.875% convertible senior notes will dilute the ownership interest of existing stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own an 87,300 square foot facility that houses our corporate headquarters, our FDA-licensed biopharmaceutical manufacturing facility and our vaccine manufacturing facility in Boca Raton, Florida. We also own a 46,000 square foot facility in Boca Raton, Florida that houses our laboratory and cold storage facility.

We lease office, laboratory, pilot manufacturing and warehouse space in Rockville, Maryland with terms expiring through December 2008 with various options for lease extensions.

We lease a facility in Bray, Ireland with a term through 2030. We have the right to terminate the lease under certain circumstances in 2015. We do not currently occupy this facility and have subleased the facility to an outside third party.

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

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or Roxane, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application, or ANDA, with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane’s submission of its ANDA and its proposed generic product infringe the referenced patent, which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane’s proposed generic product would be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit.

On May 25, 2006, we filed an amended complaint in the lawsuit also alleging infringement of U.S. Patent No. 6,875,445. On June 9, 2006, Roxane filed an answer and counterclaims to our amended complaint, in which it denied infringement and asserted several affirmative defenses. Among those defenses, Roxanne has asserted that it does not infringe either patent, that the patents are invalid, and that the patents are unenforceable due to inequitable conduct. In addition, Roxane has asserted a counterclaim for attempted monopolization under the Sherman Act. Roxane seeks unspecified damages incurred and requests that such damages be trebled under the antitrust statute.

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

On November 12, 2006, we completed the sale of PhosLo and related intellectual property, including the patents which are the subject of the Roxane litigation to Fresenius. As a consequence of this sale, Fresenius assumed prosecution of the litigation and the costs associated therewith, however, we remain a defendant in an anti-trust counterclaim and we remain responsible for defense costs associated with the counterclaim and for any liability arising from the counterclaim.

We remain committed to protecting our intellectual property and will take all appropriate steps to vigorously protect our patent rights.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of the year ended December 30, 2006.

ITEM 4(a).	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi Biopharmaceuticals are as follows:

Name	Age	Position
Leslie Hudson, Ph.D.	60	Chief Executive Officer and President

Raafat E.F. Fahim, Ph.D.	53	Senior Vice President, Research, Technical and Production Operations

Jordan I. Siegel	41	Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dr. Hudson has been Chief Executive Officer and President since February 2007 and a director of the Company since August 2005. He is the sole proprietor of G&M Princeton Associates, a pharmaceutical commercial development practice. He served as Chief Executive Officer and President of DOV Pharmaceutical, Inc., a biopharmaceutical company from June 2005 to July 2006. Dr. Hudson served as Vice Provost for Strategic Initiatives at the University of Pennsylvania from 2003 to June 2005. From 1995 to 2003, he served in several positions at Pharmacia Corp., including senior vice president of research and exploratory development, senior vice president of emerging technology and commercial development and general manager and group vice president of ophthalmology. From 1988 to 1994, he worked at GlaxoWellcome (now GlaxcoSmithKline plc) in several senior research positions including head of cancer, metabolic and hyperproliferative disease and vice president for discovery research, in which he headed the company’s genomics program. Dr. Hudson received his bachelor’s degree in zoology with first class honors from the Imperial College of Science, Technology and Medicine, at the University of London in 1968. He received his doctorate in immunology from the Imperial College and Middlesex Hospital Medical School, University of London in 1975. Dr. Hudson is also an associate of the Royal College of Science.

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

Mr. Siegel, has served as Senior Vice President, Finance, Chief Financial Officer and Treasurer since June 2006. From July 1995 to June 2006, Mr. Siegel was employed by IVAX Corporation, in various positions, most recently as Vice President of Finance for its subsidiary, IVAX Pharmaceuticals, Inc. From 1996 until 2000, Mr. Siegel served as a corporate Vice President and Treasurer of IVAX Corporation.

Nabi Biopharmaceuticals

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “NABI”. The following table sets forth for each period the high and low sale prices for our common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

		High	Low
2006

	First Quarter ended April 1, 2006	$5.80	$3.37
	Second Quarter ended July 1, 2006	7.15	4.80
	Third Quarter ended September 30, 2006	6.09	4.56
	Fourth Quarter ended December 30, 2006	7.36	5.62

2005

	First Quarter ended March 26, 2005	$15.30	$11.03
	Second Quarter ended June 25, 2005	15.00	10.23
	Third Quarter ended September 24, 2005	16.00	12.65
	Fourth Quarter ended December 31, 2005	13.64	3.06

The closing price of our common stock on March 7, 2007 was $4.70 per share. The number of record holders of our common stock on March 7, 2007 was 996.

No cash dividends have been previously paid on our common stock and none are anticipated in 2007.

The following table provides information about purchases made by us of our common stock for each month included in our fourth quarter:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/01/06-10/28/06	0	N/A	0	$3.1 million
10/29/06-11/25/06	0	N/A	0	3.1 million
11/26/06-12/30/06	0	N/A	0	3.1 million
Total	0	N/A	0	3.1 million

(1)	On September 19, 2001, our Board of Directors approved the buyback of up to $5.0 million of our common stock in the open market or in privately negotiated transactions. We acquired no shares under this program during 2006 or 2005. We will evaluate market conditions in the future and make decisions to repurchase our common stock on a case-by-case basis. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of the buyback program. Repurchased shares have been accounted for as treasury stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 30, 2006 that was derived from our audited consolidated financial statements.

The data should be read in conjunction with, and are qualified by reference to, Nabi Biopharmaceuticals' Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All amounts in the following table are expressed in thousands, except for per share data. For all periods shown, the results from our PhosLo product line have been reclassified as discontinued operations. Refer to Note 3.

	For the Years Ended
(In thousands, except per share data)	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	December 28, 2002
Statement of Operations Data:
Revenues	$89,868	$94,149	$142,183	$163,694	$195,966
Costs and expenses

Costs of products sold, excluding amortization of intangible assets	61,177	63,642	70,499	79,327	119,170

Royalty expense	1,535	3,623	17,569	18,387	12,883

Gross margin, excluding amortization of intangible assets	27,156	26,884	54,115	65,980	63,913

Selling, general and administrative expense	43,076	51,693	45,667	40,611	38,380

Research and development expense	37,572	60,906	59,551	28,653	21,096

Amortization of intangible assets	273	676	421	1,954	1,116

Other operating expenses, principally freight	495	348	521	477	583

Impairment of vaccine manufacturing facility	—	19,842	—	—	—

Write-off of manufacturing right	—	2,684	—	9,735	—

Operating (loss) income	(54,260)	(109,265)	(52,045)	(15,450)	2,738

Interest income	4,148	4,094	1,628	614	1,287

Interest expense	(3,724)	(2,523)	(971)	(816)	(2,130)

Other (expense) income, net	(38)	(483)	213	204	(157)

(Loss) income from continuing operations before benefit (provision) for income taxes	(53,874)	(108,177)	(51,175)	(15,448)	1,738

Benefit (provision) for income taxes	162	2,610	(4,727)	7,352	(264)

(Loss) income from continuing operations	(53,712)	(105,567)	(55,902)	(8,096)	1,474

Discontinued operations

(Loss) income from discontinued operations	(4,991)	(21,180)	11,183	3,233	—
Provision for income taxes	—	(1,702)	(5,671)	(1,203)	—

(Loss) income from discontinued operations	(4,991)	(22,882)	5,512	2,030	—

Net (loss) income	$(58,703)	$(128,449)	$(50,390)	$(6,066)	$1,474

Basic and diluted (loss) income per share

Continuing operations	$(0.88)	$(1.76)	$(0.95)	$(0.19)	$0.04

Discontinued operations	(0.08)	(0.39)	0.09	0.05	—

Basic and diluted (loss) income per share	$(0.96)	$(2.15)	$(0.86)	$(0.14)	$0.04

Balance Sheet Data	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003	December 28, 2002
Working capital	$130,226	$185,561	$169,470	$212,628	$74,495

Total assets	265,877	329,336	368,171	387,301	231,595

Notes payable and capital lease obligations, including current maturities	109,604	109,606	555	—	—

Total stockholders’ equity	$111,388	$161,827	$284,321	$319,316	$188,263

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR STRATEGY

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of transplantation, infectious disease, nicotine addiction, and hematology/oncology. We are a vertically integrated company with marketed products, a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We have two products on the market today: Nabi-HB® [Hepatitis B Immune Globulin (Human)] and Aloprim™ [Allopurinol sodium (for injection)]. In addition to our biopharmaceutical business, we collect specialty and non-specific antibodies and use specialty antibodies as raw materials in the manufacture of our products and sell excess specialty antibodies and non-specific antibodies to various customers.

Our business model is focused on advancing our technology platforms to develop antibody and vaccine products that we can commercialize ourselves or through partnership opportunities while maximizing net cash flow from our marketed products. Our products in clinical development include vaccines and antibody-based therapies: Civacir™ [Hepatitis C Immune Globulin (Human)], a polyclonal antibody for preventing re-infection with hepatitis C virus in liver transplant patients, ATG-Fresenius S, an immunosuppressive polyclonal antibody for the prevention of solid organ rejection after transplant, various vaccines and antibody-based therapies that target healthcare-associated and community acquired S. aureus and S. epidermidis infections, and NicVAX™ (Nicotine Conjugate Vaccine), a vaccine to treat nicotine addiction.

Our operating focus is directed toward generating cash returns from our operations and using that cash to invest in the enhancement of key product development programs. These efforts are aligned with our multi-year strategic plan. In order to accomplish this goal we are pursuing three major objectives:

•	Optimizing the value of current operations and reducing our cost structure;

•	Building value through strategic partnerships and commercial alliances; and

•	Proving value and mitigating risk in key research and development programs through “proof-of-concept” clinical studies.

We have retained Banc of America Securities LLC to assist with our exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

KEY OPERATING ACTIVITIES

In March 2006, we entered into an agreement with Fresenius Biotech to develop and market ATG-Fresenius S in North America. ATG-Fresenius S is an immunosuppressive polyclonal antibody product used for the prevention and treatment of organ rejection following transplantation, as well as potentially for the use against graft-versus-host reaction following allogeneic stem cell transplantation. The product, which Fresenius currently markets in more than 60 countries worldwide, has been shown to significantly reduce transplant failure and substantially improve survival rates. Under the terms of the agreement, Fresenius Biotech granted us exclusive sales and distribution rights to ATG-Fresenius S in the U.S. and Canada for up to 15 years following the first commercial sale of the product after licensure in the U.S. Fresenius Biotech will manufacture and supply the product from its European facility in exchange for a royalty, and we are responsible for the clinical development, regulatory approval process, marketing and sales of ATG-Fresenius S in the U.S. and Canada. We also assumed oversight of an ongoing randomized, double-blind, placebo-controlled Phase III clinical study that is being conducted in lung transplant patients in the U.S. and Europe. ATG-Fresenius S is an important strategic addition to our transplant franchise, as it will enable us to leverage our expertise and strength in marketing specialized antibody products.

In June 2006, we entered into an agreement with Kedrion S.p.A. (“Kedrion”) to co-develop and commercialize Civacir. Under the terms of the agreement, we will pursue a common strategy with Kedrion to develop and commercialize Civacir in both the U.S. and European markets. This agreement validates our development efforts, bolsters our cash position, and aligns us with an important commercial partner for Europe.

In addition, we signed an agreement with Sanofi Pasteur, part of the Sanofi-Aventis Group, to fractionate human plasma used for the production of Imogam® Rabies-HT (Rabies Immune Globulin [Human] USP Heat Treated). The agreement affirms Nabi Biopharmaceuticals' core competency as a leading provider of non-specific and specialty antibody products and reflects the company's proven experience in the fractionation of immune globulins in its state-of-the-art biologicals manufacturing facility.

During 2006, we initiated two “proof-of-concept” clinical trials for our development programs. In May 2006, we initiated a Phase IIB clinical trial for NicVAX. This trial was fully enrolled in September 2006, three months ahead of schedule and paving the way for release of trial results during the second quarter of 2007. In early 2007, we began enrollment in a Phase IIB clinical trial for Civacir in the U.S.

In 2006, we also advanced our Gram-positive program, part of our infectious disease franchise, which we believe has the potential to provide a multi-faceted solution to preventing and treating the most dangerous hospital acquired Gram positive pathogens. In February, we announced positive Phase I clinical safety results from our S. epidermidis PS-1 and S. aureus Type 336 vaccine trials and demonstrated that these antigens elicited the production of specific antibodies in a dose-dependent manner. Together, these bacteria account for two-thirds of healthcare-associated infections reported annually. Both vaccines are the first-of-their kind in development to prevent S. epidermidis and S. aureus Type 336 in patients, including those undergoing certain types of invasive surgery, patients in intensive care or shock-trauma units, patients receiving cancer chemotherapy or other immune suppressive treatments, dialysis patients and patients in long-term care facilities. Based on these results, our goal is to advance a multi-valent anti-S.aureus vaccine and corresponding antibody programs in collaboration with a partner.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 30, 2006, December 31, 2005 and December 25, 2004, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under “Risk Factors” in Item 1. All amounts are expressed in thousands, except for per share and percentage data. For all periods shown, the results from our PhosLo product line have been reclassified as discontinued operations. Refer to Note 3.

Information concerning our sales by industry segment, for the respective periods, is set forth in the following table:

(In thousands, except percentages)	For the Years Ended
Segment Revenues	December 30, 2006		December 31, 2005		December 25, 2004
Biopharmaceutical Products:

- Nabi-HB	$32,665	36.3%	$39,185	41.5%	$40,176	28.3%

- WinRho SDF	—	0.0	6,172	6.6	47,882	33.7

- Other Biopharmaceuticals	7,428	8.3	2,874	3.1	6,175	4.3

	40,093	44.6	48,231	51.2	94,233	66.3

Antibody Products:

- Specialty antibodies	26,945	30.0	22,936	24.4	23,270	16.4

- Non-specific antibodies	22,830	25.4	22,982	24.4	24,680	17.3

	49,775	55.4	45,918	48.8	47,950	33.7

Total	$89,868	100.0%	$94,149	100.0%	$142,183	100.0%

2006 as Compared to 2005

Revenues. Total revenues for 2006 were $89.9 million compared to revenues of $94.1 million for 2005.

Biopharmaceutical revenues. Biopharmaceutical revenues for 2006 were $40.1 million compared to $48.2 million for 2005.

Nabi-HB. [Hepatitis B Immune Globulin (Human)]. Sales of Nabi-HB were $32.7 million in 2006 compared to $39.2 million in 2005. During 2006, a significant wholesaler customer reduced its inventory level of Nabi-HB by approximately five months, resulting in decreased total sales of Nabi-HB. We believe this customer completed its inventory reduction during the third quarter of 2006 and purchased product at our estimate of its customers’ demand during the fourth quarter of 2006. Revenue for Nabi-HB is impacted by the number of hepatitis B positive liver transplants and the dosing schedules that those patients undergo. According to our internal tracking methods, we believe patients undergoing liver transplant were treated with increased dosing schedules that resulted in an overall increase in patient utilization of Nabi-HB. However, we believe the number of hepatitis B liver transplants during 2006 were below 2005 levels partially offsetting the increased dosing schedules. Sales reported for 2005 benefited from product backorders of $3.8 million at December 25, 2004, that were filled in 2005.

WinRho SDF [Rho (D) Immune Globulin Intravenous (Human)]. There were no sales of WinRho SDF in 2006 compared to $6.2 million in 2005. The decrease is due to the expiration of our agreement to distribute this product on March 24, 2005.

Other biopharmaceutical products. Other biopharmaceutical products, which include contract manufacturing services, Aloprim [(Allopurinol Sodium) for injection], intermediate products manufactured in our plant, and Autoplex T [Anti-Inhibitor Coagulant Complex, Heat Treated], which generated revenues of $7.4 million in 2006 compared to $2.9 million in 2005. Revenues in 2006 included a $4.5 million arbitration award related to the cancellation of a customer agreement.

Antibody products. Total antibody product sales for 2006 were $49.8 million compared to $45.9 million for 2005.

Specialty antibodies. Specialty antibody sales were $27.0 million for 2006 compared to $22.8 million for the comparable period of 2005. The increase in specialty antibodies primarily reflects increased sales of anti-HBs and RhoD antibodies partially offset by decreased sales of tetanus, anti-CMV and rabies antibodies. Anti-HBs antibodies produced at our antibody collection centers primarily support the manufacture of Nabi-HB, which limits the amount of these antibodies available for sale. During 2006, we increased our collection of anti-HBs antibodies allowing us to realize increased sales to third parties during this period.

Non-specific antibodies. Total non-specific antibody sales were $22.8 million in 2006 compared to $23.0 million in 2005. In September 2006, we extended a long-term supply contract for the sale of non-specific antibodies, which is expected to continue to generate a consistent cash flow from the excess non-specific antibody production in our centers. During 2006, unit sales of non-specific antibodies increased by approximately 7%. However, this increase was offset by decreased pricing as a result of reduced requirements for testing which we pass on at cost to the customer.

Gross margin. Gross margin for 2006 was $27.2 million, or 30% of sales, compared to $26.9 million, or 29% of sales, for 2005. During 2006, we recorded $6.8 million in excess plant capacity expenses and a $3.3 million penalty imposed on a customer for the cancellation of a contract manufacturing agreement, which was the result of binding arbitration. During 2005, we recorded $2.8 million in excess plant expenses and write-offs of:

•	$4.9 million of pre-launch StaphVAX inventory following the withdrawal of the MAA for StaphVAX;

•	$1.0 million of Nabi-HB inventory damaged at our contract fill and finisher; and

•	$0.8 million of Nabi-HB pre-launch inventory due to our assessment of pre-launch inventory shelf life not being sufficient compared to our projected timing for sales of the product.

The gross margin related to antibody sales increased to $8.9 million in 2006 compared to $6.3 million in 2005, primarily reflecting the impact of product mix. Offsetting these increases in gross margin were decreased sales of Nabi-HB in 2006. In addition, gross margin in the 2005 period benefited from sales of WinRho SDF, which we did not sell after March 24, 2005.

Royalty expense was $1.5 million, or 4% of biopharmaceutical sales, for 2006 compared to $3.6 million, or 8% of biopharmaceutical sales, for 2005. The decrease in royalty expense reflects the expiration of the WinRho SDF distribution agreement and an associated royalty obligation based on product sales. Royalty expense for both periods includes royalties related to sales of Aloprim and to the manufacturing process used for Nabi-HB.

Selling, general and administrative expense. Selling, general and administrative expense was $43.1 million for 2006 compared to $51.7 million for 2005. During 2005, we incurred expenses associated with preparing for the commercialization of StaphVAX, including market research, pre-launch marketing activities and the establishment of European operations prior to our decision to close our European operations in December 2005. The decrease in selling, general and administrative expenses was partially offset by expenses related to activist shareholders of $1.7 million, $1.8 million related to government pricing reporting compliance programs, $0.9 million related to our review of our historical equity grants and $1.3 million in employee retention costs.

Research and development expense. Research and development expense was $37.6 million for 2006 compared to $60.9 million for 2005. This decrease is primarily the result of the reduction of activities supporting our Gram-positive programs, following the conclusion of the StaphVAX Phase III clinical trial during 2005. This decrease was partially offset by costs related to our ongoing Phase III clinical trial for ATG Fresenius S, to our Phase IIb clinical trial for NicVAX and to the manufacture of clinical trial materials for our Anti-D program. We also incurred expenses during 2006 related to inititating our Phase IIb clinical trial of Civacir. In addition, research and development expense during the third quarter of 2006 included a reversal of $1.1 million of previously recorded depreciation expense.

During 2006, we incurred expenses related to our NicVAX program, including initiation and completion of enrollment into a 300- patient Phase IIb “proof-of-concept” study, the manufacture of material in our vaccine manufacturing facility in Boca Raton, Florida, which was used in our ongoing Phase IIb clinical trial, as well as completion of our open-labeled Phase II dose ranging clinical trial. During 2005, we initiated and completed enrollment of our open-labeled Phase II dose ranging clinical trial for NicVAX in the EU. In addition during 2005, we were granted a $4.1 million grant from NIDA for the further development of NicVAX. In 2006 and 2005, $2.2 million and $0.3 million, respectively, of the grant was utilized to offset NicVAX clinical trials expense and $1.6 million remains available to offset future NicVAX clinical trials expense. We expect to utilize the remaining grant during 2007.

We also incurred expenses in 2006 and 2005 to support the development of next generation Gram-positive programs and the assessment of our Phase III clinical trial for StaphVAX. During 2005, our primary activities were to support StaphVAX and Altastaph as well as our next generation Gram-positive products. These activities included our Phase III clinical trial for StaphVAX that concluded during the third quarter of 2005, efforts to establish StaphVAX vaccine manufacturing capability, supporting our MAA filed for StaphVAX in the EU, immunogenicity studies in orthopedic patients in both the U.S. and United Kingdom, the completion of a cardiac immunogenicity study, bridging and consistency lot studies, initiation of Phase I clinical trials for an S. aureus Type 336 vaccine and a S. epidermidis vaccine and a study evaluating the ability for StaphVAX to provide long-term protection against S. aureus during 2005.

Amortization of intangible assets. Amortization expense was $0.3 million for 2006 compared to $0.7 million for 2005. Amortization expense decreased because we are no longer amortizing a manufacturing right which we wrote off completely in 2005. The remaining amortization expense is primarily related to the intangible assets recorded as part of the acquisition of Nabi-HB and Aloprim.

Impairment of vaccine manufacturing facility. We incurred $21.5 million in total costs to construct our vaccine manufacturing plant in Boca Raton, Florida in support of the anticipated global launch of StaphVAX. This plant was placed into service and depreciation of this facility for financial reporting purpose began in February 2005. As a result of not meeting the primary end point of our Phase III clinical trial for StaphVAX, we concluded that the carrying value of the $20.3 million asset was impaired and should be reduced to $0.5 million, its current fair market value as determined by an outside valuation firm. As a result, we recorded a $19.8 million impairment charge during 2005. The remaining balance continues to depreciate over its useful life.

Write-off of Manufacturing Right. In connection with our decision in November 2005 to cancel our contract relationship to manufacture StaphVAX in a facility owned by Cambrex Bio Science Baltimore, Inc. we wrote-off the unamortized intangible asset balance at that date totaling $2.7 million.

Interest income. Interest income was $4.1 million in both 2006 and 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities with maturities or reset periods of three months or less. Although our average cash balance decreased in 2006, the average interest rate we earned on our available cash balances increased.

Interest expense. Interest expense for 2006 was $3.7 million compared to $2.5 million for 2005. Included in interest expense for 2006 and 2005 were $3.2 million and $2.3 million respectively associated with our 2.875% Convertible Senior Notes due April 2025. There was no capitalized interest during 2006, however, 2005 included capitalized interest relating to construction of our vaccine manufacturing facility of $0.1 million.

Equity based compensation. In January 2006 we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R Share-based Payments, or SFAS No. 123R. As a result, during 2006 we recorded compensation expense of $2.8 million related to our equity-based compensation plans, of which $0.1 million has been reclassified to discontinued operations, and will have additional expense during succeeding years. As additional equity-based awards are granted, we anticipate that this expense will continue to increase. In addition, during 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This resulted in additional cumulative non-cash compensation expense recorded during 2006 totaling $2.6 million, of which $0.2 million has been reclassified to discontinued operations.

Loss from Discontinued Operations. The loss from discontinued operations reflects the reclassification of the results related to our PhosLo product line to assets and liabilities of discontinued operations. The loss from discontinued operations of $5.0 million in 2006 compares to a loss of $22.9 million in 2005. The components of the loss from discontinued operations for both periods include net revenue from PhosLo, the related cost of goods sold and amortization of acquired product rights, as well as certain research and development expenses, selling, general and administrative expenses and interest expense specific to PhosLo. The decrease in loss from discontinued operations is primarily related to an increase in gross margin during 2006 as compared to 2005 due to the relative sales levels of $28.0 million in 2006 and $13.9 million in 2005 and the achievement of certain milestones paid by the purchaser of the product line during 2006.

Income taxes. We had an income tax benefit of $0.2 million in 2006 all from continuing operations. In 2005, we had an income tax benefit of $0.9 million composed of a benefit of $2.6 million from continuing operations and a provision of $1.7 million from discontinued operations. Beginning December 31, 2005, we recorded a valuation allowance against our deferred tax assets in the amount of $78.6 million as of December 31, 2005 and $103.3 million as of December 30, 2006 because there is not sufficient evidence to conclude that we would “more likely than not” realize all or a portion of those assets prior to their expiration. The valuation allowance reflects the total net carrying value of all of our deferred tax assets, primarily composed of net operating losses and research and development tax credits.

Fiscal year periods. Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year. The fiscal year ended December 31, 2005 was a 53-week year with the additional week included in the fourth quarter of 2005. The fiscal year ended December 30, 2006 was a 52-week year.

2005 as Compared to 2004

Revenues. Total revenues for 2005 were $94.1 million compared to $142.2 million for 2004.

Biopharmaceutical revenues. Biopharmaceutical revenues for 2005 were $48.2 million compared to $94.2 million for 2004.

Nabi-HB. [Hepatitis B Immune Globulin (Human)] Sales of Nabi-HB were $39.2 million in 2005 compared to $40.2 million in 2004. Based on our review of internal tracking data, we believed that HBV liver transplant activity for HBV-positive patients during the 2005 was below 2004 levels and was reflected in reduced sales of Nabi-HB. The effect of lower HBV liver transplant activity in 2005 had been partially offset by increased use of Nabi-HB among patients who received maintenance therapy following liver transplant. Patient use of Nabi-HB in 2005, as reported in our internal tracking data, was consistent with reported sales to wholesalers and distributors. Sales of Nabi-HB in 2004 benefited from an initial buy-in of product from Novation LLC, or Novation, under a contract entered into during the first quarter of 2004. Under the terms of the agreement, we supplied finished Nabi-HB product to Novation for distribution through their Novaplus ® Private Label Program. Sales reported for 2005 benefited from product backorders of $3.8 million at December 25, 2004, that were filled in 2005.

WinRho SDF [Rho (D) Immune Globulin Intravenous (Human)]. Sales of WinRho SDF were $6.2 million in 2005 compared to $47.9 million in 2004. The decrease was due to the expiration of our agreement to distribute this product on March 24, 2005.

Other biopharmaceutical products. Other biopharmaceutical products, which include Aloprim [(Allopurinol Sodium) for injection], Autoplex T [Anti-Inhibitor Coagulant Complex, Heat Treated], intermediate products manufactured in our plant and contract manufacturing, generated sales of $2.9 million in 2005 compared to $6.2 million in 2004. Sales of Aloprim were lower in 2005 compared to 2004 due to the impact from the introduction of a new competitive product. Sales of Autoplex T were lower in 2005 due to our contract with the manufacturer of Autoplex T ending on May 11, 2004 and sales subsequent to that date being limited to existing inventory on hand. Contract manufacturing revenue increased in 2005 compared to 2004 due to sales under a new contract manufacturing agreement. Sales of intermediate products, which were not a strategic focus for us, were lower in 2005 compared to 2004.

Antibody products. Total antibody product sales for 2005 were $45.9 million compared to $48.0 million for 2004.

Specialty antibodies. Specialty antibody sales were $22.9 million for 2005 compared to $23.3 million for 2004. The decrease in specialty antibodies primarily reflects decreased sales of Rh o D antibodies substantially offset by increased sales of tetanus, rabies and anti-HBs antibodies. Throughout 2004 we had a contractual commitment to supply substantial quantities of Rh o D antibodies to the purchaser of the majority of our antibody collection and laboratory testing business at a low gross margin. This contract ended on December 31, 2004. Hepatitis B antibodies produced at our antibody collection centers were primarily retained by us to support the manufacture of Nabi-HB, limiting the amount of these antibodies available for sale. Hepatitis B antibodies are the primary raw material in the manufacture of Nabi-HB.

Non-specific antibodies. Total non-specific antibody sales were $23.0 million in 2005 compared to $24.7 million in 2004. In December 2003, we entered into a long-term supply contract for the sale of non-specific antibodies, which was expected to generate a consistent cash flow from the excess non-specific antibody production in our centers.

Gross margin. Gross margin for 2005 was $26.9 million, or 29% of sales, compared to $54.1 million, or 38% of sales, for 2004. The decrease in gross margin for 2005 compared to 2004 reflected decreased biopharmaceutical product sales in 2005, primarily WinRho SDF. As well, during 2005 we wrote-off $4.9 million of pre-launch StaphVAX inventory following the withdrawal of our MAA for StaphVAX, $1.0 million of Nabi-HB inventory damaged at our contract fill and finisher, $0.8 million of Nabi-HB pre-launch inventory due to our assessment of pre-launch inventory shelf life not being sufficient compared to our projected timing for sales of the product. In 2004, we reserved Nabi-HB inventory valued at $3.0 million due to certain units of product falling outside compliance with our product specifications. Gross margin related to antibody sales increased to $6.3 million in 2005 compared to $3.7 million in 2004, primarily reflecting increased gross margin on specialty antibody product sales following expiration of the low gross margin

Rh o D supply contract in December 2004. During 2005, we had $2.8 million in excess plant capacity compared to $6.6 million in 2004 when our manufacturing facility underwent renovations related to compliance with EU regulations and routine maintenance that limited utilization of the facility. Gross margin for 2004 benefited from a non-performance penalty from the manufacturer of Autoplex T of $2.0 million.

Royalty expense was $3.6 million, or 8% of biopharmaceutical sales, for 2005 compared to $17.6 million, or 19% of biopharmaceutical sales, for 2004. The decrease in royalty expense as a percentage of biopharmaceutical sales reflected the decrease in total biopharmaceutical sales, as well as the expiration of the WinRho SDF distribution agreement and an associated royalty obligation based on product sales. Royalty expense included a 4% patent usage royalty related to the manufacturing process of Nabi-HB and a royalty related to Aloprim that was set at 15% of net Aloprim sales.

Selling, general and administrative expense. Selling, general and administrative expense was $51.7 million for 2005 compared to $45.7 million for 2004. Increased selling, general and administrative expenses for 2005 was primarily related to the planned launch of StaphVAX, including market research, costs incurred to establish commercial operations in Europe prior to our decision to close our European operations in December 2005 and pre-launch marketing activities.

Research and development expense. Research and development expense was $60.9 million for 2005 compared to $59.6 million for 2004. The majority of research and development expense in 2005 and 2004 was incurred to support our Gram-positive infections program primarily composed of StaphVAX and Altastaph as well as our next generation Gram-positive products. In 2005, these activities included our Phase III clinical trial for StaphVAX that concluded during the third quarter of 2005, seeking to establish StaphVAX vaccine manufacturing capability, supporting our MAA filed for StaphVAX in the EU, immunogenicity studies in orthopedic patients in both the U.S. and the UK, the completion of an immunogenicity study among cardiac surgery patients, bridging and consistency lot studies, initiation of Phase I clinical trials for an S. aureus Type 336 vaccine and an S. epidermidis vaccine and a study evaluating the ability of StaphVAX to provide long-term protection against S. aureus. During 2005 and 2004, we incurred approximately $14.2 million and $17.9 million, respectively, in outside clinical trial costs for the Phase III clinical trial for StaphVAX.

Within our NicVAX program, during 2005 we completed enrollment of our open-labeled Phase II dose ranging clinical trial for NicVAX in the EU. In addition during 2005, we were granted a $4.1 million grant from the National Institute on Drug Addiction for the further development of NicVAX. In 2005, $0.3 million of the grant was utilized to offset NicVAX clinical trials expense.

Research and development expense during 2005 and 2004 also included costs to support our currently marketed products as well as the other products in our development pipeline. In addition, during 2005 we incurred ongoing expenses to support our MAA’s filed during 2004 in the EU for HEBIG. And we incurred costs to support our Biologics License Application, or BLA, filed for Nabi-HB Intravenous seeking an indication for the prevention of re-infection with hepatitis B in HBV-positive liver transplant patients in the U.S.

Amortization of intangible assets. Amortization expense was $0.7 million for 2005 compared to $0.4 million for 2004.

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

Interest expense. Interest expense for 2005 was $2.5 million compared to $1.0 million for 2004. Included in interest expense for 2005 was $2.3 million of interest expense associated with our 2.875% Convertible Senior Notes due 2025. On March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc. in order to avoid future costs for unused credit fees and other service charges. As a result of terminating the credit agreement, we incurred an early termination fee of $0.6 million and wrote off previously capitalized loan origination costs of $0.5 million. Capitalized interest relating to construction of our vaccine manufacturing facility and our laboratory and cold storage facility that was completed in 2004 was $0.1 million in 2005 and $0.3 million for 2004.

Equity based compensation. On December 20, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all unvested options to purchase our common stock having an exercise price of $6.00 or higher, effective for all outstanding options as of December 20, 2005 to avoid compensation expense as a result of the adoption of SFAS No. 123R. The closing price of our common stock on December 20, 2005 was $3.35 per share.

(Loss) income from Discontinued Operations. The (loss) income from discontinued operations reflects the reclassification of the results related to our PhosLo product line to assets and liabilities of discontinued operations. The loss from discontinued operations was $22.9 million in 2005 compared to income of $5.5 million during 2004. The components of the (loss) income from discontinued operations for both periods include net revenue from PhosLo, the related cost of goods sold and amortization of acquired product rights, as well as certain research and development expense, selling, general and administrative expense and interest expense specific to PhosLo. The loss from discontinued operations in 2005 is primarily related to the relative sales levels of PhosLo during that period as compared to 2004, an increase in research and development expense and an increase in sales and marketing efforts. During 2004, our sales and marketing efforts were allocated to more products than in 2005, increasing in 2005 the proportion of expense allocated to PhosLo.

Income taxes. In 2005, we had an income tax benefit of $0.9 million composed of a benefit of $2.6 million from continuing operations and a provision of $1.7 million from discontinued operations. In 2004, we had an income tax provision of $10.4 million composed of a provision of $4.7 million from continuing operations and a provision of $5.7 million from discontinued operations. As of December 31, 2005, we had a valuation allowance of $78.6 million against all our deferred tax assets because there was not sufficient evidence to conclude that we would “more likely than not” realize all or a portion of those assets prior to their expiration. The valuation allowance is equal to the total net carrying value of all of our deferred tax assets, primarily composed of net operating losses and research and development tax credits. In 2004, as a result of licensing the right to market StaphVAX and PhosLo in the EU to one of our foreign subsidiaries and in recognition of the value of the product rights developed and acquired by us, we realized a gain for

U.S. tax reporting purposes of approximately $55 million. Although we recognized a consolidated operating loss on a GAAP basis during 2004, we nevertheless incurred income tax expense due to the U.S. taxable gain arising from licenses of these product rights to our non-U.S. subsidiary. We realized deferred tax assets related to net operating loss carryforwards incurred in prior periods and the exercise of employee stock options to offset cash payment of income taxes on the reported U.S. taxable gain in 2004.

Fiscal year periods. Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year. The fiscal year ended December 31, 2005 was a 53-week year with the additional week included in the fourth quarter of 2005. The fiscal year ended December 25, 2004 was a 52-week year.

Liquidity and Capital Resources

The total of our cash and cash equivalents and marketable securities balances at December 30, 2006 was $118.7 million compared to cash and cash equivalents of $106.9 million at December 31, 2005. The increase in cash, cash equivalents and marketable securities is a result of the sale of the PhosLo product line that generated $73.0 million in up-front and milestone payments during 2006. Cash used by operations for the year ended December 30, 2006 was $43.9 million reflecting our net loss in 2006, partially offset by non-cash expenses related to our equity grants under SFAS No. 123R, depreciation and amortization.

On April 19, 2005, we issued $100.0 million of 2.875% Convertible Senior Notes due 2025. The Convertible Senior Notes were issued through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. Interest on the Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem the Convertible Senior Notes at 100% of their principal amount, or $112.4 million, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of Convertible Senior Notes may require us to repurchase the Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement governing the Convertible Senior Notes.

In conjunction with the acquisition of PhosLo in August 2003, we entered into an obligation to pay the seller $30.0 million over the period ending March 1, 2007. As of December 30, 2006, our remaining obligation, included in liabilities of discontinued operations and net of discount, was $10.8 million. We paid the entire outstanding amount of this obligation in January 2007. In connection with the sale of the PhosLo product line, we entered into an escrow agreement with Braintree Laboratories in December 2006 placing the remaining $10.8 million due to them in an escrow account. During 2006, we repaid $3.1 million of the original obligation.

Capital expenditures were $2.6 million for 2006. Capital expenditures were primarily related to replacement of certain equipment in our immune globulin manufacturing facility and investments in expansion of our antibody collection centers. During 2007, we expect capital expenditures to be between $2 million to $4 million, primarily for maintenance of our facilities, to support research and development activities and information technology systems.

During 2006, we received $2.3 million from the exercise of employee stock options including $0.3 million from discontinued operations.

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

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the past five years. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. We also may seek approval of our Board of Directors to repurchase from time to time our Convertible Senior Notes in the open market or in privately negotiated transactions.

We believe cash and cash equivalents and marketable securities on hand at December 30, 2006 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

The following table provides information as of December 30, 2006 with respect to the amounts and timing of our known contractual obligations as specified below.

Contractual Obligations	2007	2008	2009	2010	2011	After 2012	Total
(in thousands)
Open purchase orders	$6,633	$—	$—	$—	$—	$—	$6,633

Operating leases	2,677	2,585	715	433	386	262	7,058

Capital leases	401	—	—	—	—	—	401

Contractual obligations to purchase inventory	300	300	300	—	—	—	900

Convertible Senior Notes	—	—	—	112,400	—	—	112,400

Total	$10,011	$2,885	$1,015	$112,833	$386	$262	$127,392

The preceding table does not include information with respect to the following contractual obligations because the amounts of the obligations are currently not determinable: contractual obligations in connection with clinical trials, which are payable on a per-patient basis, royalty obligations, which are payable based on the sales levels of some of our biopharmaceutical products and milestone payments which are payable upon the achievement of certain conditions. While the Convertible Senior Notes are not due until 2025, in 2010 the holders of the Convertible Senior Notes can require us to repurchase them.

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

Accounts Receivable and Revenue Recognition

In the year ended December 30, 2006, we had revenues of $89.9 million. At December 30, 2006, we had $20.4 million of accounts receivable including $15.8 million from biopharmaceuticals sales.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of contractual allowances in accordance with managed care agreements known as chargebacks, rebates, estimated customer prompt pay discounts, customer returns and other wholesaler fees. At December 30, 2006, we had $2.8 million recorded in other current liabilities and $7.2 million included in liabilities of discontinued operations related to these items as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales when we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated customer inventory levels. If our actual experience is different than our assumptions, we record the impact of such differences in the appropriate period.

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

Chargebacks. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. We market products directly to wholesalers, distributors and homecare companies. We also market products to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as indirect customers. We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler to the extent the contracted price with the indirect party is less than the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesaler customers to indirect customers. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves. Excluded from the $2.8 million and $3.9 million recorded as accrued sales deductions at December 30, 2006 and December 31, 2005, respectively, are $7.2 million and $7.5 million of accrued sales deductions that have been reclassified to discontinued operations. During the second quarter of 2006, we refined our methodology for determining our chargeback liability using more specific information. This resulted in a $0.8 million, or $0.01 per share, increase in sales and reduction of our chargeback liability. Of the $0.8 million adjustment, $0.6 million was related to PhosLo and had been reclassified to discontinued operations.

The following table represents the amounts we have accrued for sales deductions included in continuing operations:

(In thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 25, 2004	$2,728	$403	$733	$294	$4,158
Provision for sales	2,049	1,714	5,182	839	9,784
Actual credits utilized during 2005	(3,602)	(865)	(4,743)	(780)	(9,990)

Balance at December 31, 2005	1,175	1,252	1,172	353	3,952
Provision for sales	2,185	30	2,016	560	4,791
Actual credits utilized during 2006	(2,664)	(348)	(2,389)	(565)	(5,966)

Balance at December 30, 2006	$696	$934	$799	$348	$2,777

The following table represents the amounts we have accrued for sales deductions of discontinued operations:

(In thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total sales deductions
Balance at December 25, 2004	$1,688	$2,177	$334	$195	$4,394
Provision for sales	2,287	6,589	667	188	9,731
Actual credits utilized during 2005	(3,070)	(2,662)	(824)	(104)	(6,660)

Balance at December 31, 2005	905	6,104	177	279	7,465
Provision for sales	3,720	5,606	2,112	910	12,348
Actual credits utilized during 2006	(4,024)	(6,329)	(1,851)	(429)	(12,633)

Balance at December 30, 2006	$601	$5,381	$438	$760	$7,180

Inventory and Reserves for Slow Moving or Obsolete Inventory

At December 30, 2006, we had net inventory of $19.3 million. As of December 30, 2006, we recorded an inventory valuation allowance of $13.6 million including $6.8 million of Nabi-HB, $4.9 million of StaphVAX, $1.0 million of Nabi-HB Intravenous, $0.6 million from Aloprim and paste and $0.3 million from plasma. We review inventory on hand at each reporting period to assess whether inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is different than our assumptions we will record the impact of such differences in the appropriate period.

The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval once these products have attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, and if a regulatory filing has been made for licensure for marketing the product and the review of that filing has progressed to a point that we have an objective and persuasive evidence that regulatory approval is probable and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write-off the related amounts of pre-launch inventory in the period of that determination.

As of December 30, 2006 and December 31, 2005, we had fully reserved all pre-launch inventories of certain products that have not yet received final governmental approval.

During 2006, we reserved $1.0 million of Nabi-HB due to the product not meeting our manufacturing specifications and $0.9 million due to the product being damaged in-transit to our contract fill and finisher.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest, have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. We have recorded depreciation expense utilizing the 60% minimum in every period since placing this facility into service. In 2006, 2005 and 2004, we recorded additional depreciation of $2.6 million, $2.1 million and $2.5 million, respectively, under this policy.

We incurred $21.5 million in total costs to construct our vaccine manufacturing facility in Boca Raton, Florida in support of the anticipated global launch of StaphVAX. This facility was placed into service and began depreciating in February 2005. As a result of the Phase III clinical trial for StaphVAX not meeting its primary end-point, we impaired the carrying value to its current fair market value as determined by an outside valuation firm to $0.5 million. As a result, we recorded a $19.8 million impairment charge during 2005.

Equity-Based Compensation

Effective January 1, 2006, we adopted, using the modified prospective application, the fair value recognition provisions of SFAS No. 123R and related interpretations, or SFAS No. 123R. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

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

During 2006, we recorded $2.6 million of additional cumulative non-cash compensation expense as a result of our review of stock option granting practices from January 1, 1997 through September 30, 2006. The expense principally arose from adjustments in measurement dates arising from a lack of certain supporting documentation for the earlier years in the period being incomplete, alternative documentation including contemporaneous memorandums, e-mail and interviews of current and former employees were required to make judgments as to the appropriate measurement dates and the related compensation expense.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” or APB No. 20, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in 2006 did not have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP Nos. 115-1 and 124-1. The guidance in FSP Nos. 115-1 and 124-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, or SFAS No. 124, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, or APB No. 18. FSP Nos. 115-1 and 124-1 address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The implementation of FSP Nos. 115-1 and 124-1 in 2006 did not have a material impact on our financial position or results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, or SFAS No. 123R, using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we are recognizing share-based compensation expense in the Consolidated Statements of Operations for the year ended December 30, 2006. For additional information related to the adoption of SFAS No. 123R, refer to Note 12.

In July 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we will adopt FIN No. 48 effective January 1, 2007. We do not anticipate the adoption of FIN No. 48 will have a material impact on our financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in 2006 did not have a material impact on our financial position or results of operations.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006, and this assessment identified no material weaknesses in our internal control over financial reporting as of that date.

Based on our evaluation under the framework in Internal Control, Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have two wholly-owned Irish subsidiaries, one United Kingdom subsidiary and one Luxembourg subsidiary. We have liquidated these subsidiaries from a U.S. income tax perspective and plan to liquidate these subsidiaries during 2007 and as a result, we do not expect to continue to be subject to foreign current exchange risk. During the year ended December 30, 2006, we did not record any sales by our foreign subsidiaries. One subsidiary incurred expenses during this period, primarily relating to the discontinuation of its operating activities. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At December 30, 2006, we had cash and cash equivalents and marketable securities in the amount of $86.2 million and $32.5 million, respectively. In addition, we had outstanding Convertible Senior Notes that incur interest at 2.875% with a face value of $112.4 million, notes payable for the acquisition of PhosLo of $10.8 million, net of imputed discount, and capital lease obligations of $0.3 million.

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

The table below presents the estimated fair value and the weighted-average interest rates of our investment and debt portfolio:

(In millions, except for percentages)	Estimated Fair Value at December 30, 2006
Assets:
Cash, cash equivalents and marketable securities	$118.7
Average interest rate	5.2%
Liabilities:
2.875% Convertible Senior Notes due 2025	$101.1
Notes payable included in discontinued operations and capital lease obligations	$11.1
Average interest rate	3.2%

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting on page 63, that Nabi Biopharmaceuticals maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nabi Biopharmaceuticals’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nabi Biopharmaceuticals maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nabi Biopharmaceuticals maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nabi Biopharmaceuticals and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nabi Biopharmaceuticals’ internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Fort Lauderdale, Florida

March 9, 2007

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share and per share data	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$86,227	$101,762
Marketable securities	32,500	5,172
Restricted cash	805	816
Trade accounts receivable, net	20,377	19,688
Inventories, net	19,260	20,500
Prepaid expenses and other current assets	2,654	3,449
Assets of discontinued operations	13,341	81,215

Total current assets	175,164	232,602

Property, plant and equipment, net	88,329	93,865
Other assets:
Intangible assets, net	1,683	1,955
Other, net	701	914

Total assets	$265,877	$329,336

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,998	$12,377
Accrued expenses	16,095	17,475
Capital lease obligations, net	291	223
Current liabilities of discontinued operations	20,554	16,966

Total current liabilities	44,938	47,041
2.875% convertible senior notes, net	109,313	109,145
Capital lease obligations, net	—	238
Non-current liabilities of discontinued operations	—	10,707
Other liabilities	238	378

Total liabilities	154,489	167,509
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $.10 per share: 5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $.10 per share: 125,000,000 shares authorized; 61,485,615 and 60,322,763 shares issued, respectively	6,149	6,032
Capital in excess of par value	327,228	318,910
Treasury stock, 805,769 shares, at cost	(5,321)	(5,321)
Accumulated deficit	(216,668)	(157,965)
Other accumulated comprehensive income	—	171

Total stockholders’ equity	111,388	161,827

Total liabilities and stockholders’ equity	$265,877	$329,336

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
In thousands, except per share data	December 30, 2006	December 31, 2005	December 25, 2004
Revenues	$89,868	$94,149	$142,183
Costs and expenses
Costs of products sold, excluding amortization of intangible assets	61,177	63,642	70,499
Royalty expense	1,535	3,623	17,569

Gross margin, excluding amortization of intangible assets	27,156	26,884	54,115

Selling, general and administrative expense	43,076	51,693	45,667
Research and development expense	37,572	60,906	59,551
Amortization of intangible assets	273	676	421
Other operating expenses, principally freight	495	348	521
Impairment of vaccine manufacturing facility	—	19,842	—
Write-off of manufacturing right	—	2,684	—

Operating loss	(54,260)	(109,265)	(52,045)
Interest income	4,148	4,094	1,628
Interest expense	(3,724)	(2,523)	(971)
Other (expense) income, net	(38)	(483)	213

Loss from continuing operations before benefit (provision) for income taxes	(53,874)	(108,177)	(51,175)

Benefit (provision) for income taxes	162	2,610	(4,727)

Loss from continuing operations	(53,712)	(105,567)	(55,902)
Discontinued operations
(Loss) income from discontinued operations	(4,991)	(21,180)	11,183
Provision for income taxes	—	(1,702)	(5,671)

(Loss) income from discontinued operations	(4,991)	(22,882)	5,512

Net loss	$(58,703)	$(128,449)	$(50,390)

Basic and diluted loss per share
Continuing operations	$(0.88)	$(1.76)	$(0.95)
Discontinued operations	(0.08)	(0.39)	0.09

Basic and diluted loss per share	$(0.96)	$(2.15)	$(0.86)

Basic and diluted weighted average shares outstanding	60,936	59,862	58,800

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Warrants		Capital in Excess of Par Value	Treasury Stock		Retained Earnings (Accumulated Deficit)	Other accumulated comprehensive income (loss)	Total Stockholders’ Equity
In thousands	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 27, 2003	57,723	$5,773	133	$—	$297,909	(800)	$(5,240)	$20,874	$—	$319,316

Comprehensive loss

- Net loss for the year	—	—	—	—	—	—	—	(50,390)	—	(50,390)

- Currency translation adjustment	—	—	—	—	—	—	—	—	(303)	(303)

Comprehensive loss	—	—	—	—	—	—	—	—		(50,693)

Stock options and warrants exercised	1,534	153	—	—	9,667	—	—	—	—	9,820

Delivery of shares upon exercise of options	6	1	—	—	44	(4)	(57)	—	—	(12)
Compensation expense related to modified stock options	—	—	—	—	150	—	—	—	—	150
Stock issued under Employee Stock Purchase Plan	91	9	—	—	950	—	—	—	—	959
Tax benefit of stock option exercises	—	—	—	—	4,761	—	—	—	—	4,761

Warrants exercised	74	7	(133)	—	(7)	—	—	—	—	—

Directors fees paid in stock	1	—	—	—	20	—	—	—	—	20

Balance at December 25, 2004	59,429	5,943	—	—	313,494	(804)	(5,297)	(29,516)	(303)	284,321

Comprehensive loss

- Net loss for the year	—	—	—	—	—	—	—	(128,449)	—	(128,449)

- Currency translation adjustment	—	—	—	—	—	—	—	—	474	474

Comprehensive loss	—	—	—	—	—	—	—	—		(127,975)

Stock options exercised	717	71	—	—	4,547	—	—	—	—	4,618

Delivery of shares upon exercise of options	8	1	—	—	23	(2)	(24)	—	—	—
Compensation expense related to modified stock options	—	—	—	—	62	—	—	—	—	62
Stock issued under Employee Stock Purchase Plan	167	17	—	—	765	—	—	—	—	782
Tax benefit of stock option exercises	—	—	—	—	—	—	—	—	—	—

Warrants exercised	—	—	—	—	—	—	—	—	—	—

Directors fees paid in stock	2	—	—	—	19	—	—	—	—	19

Balance at December 31, 2005	60,323	6,032	—	—	318,910	(806)	(5,321)	(157,965)	171	161,827

Comprehensive loss

- Net loss for the year	—	—	—	—	—	—	—	(58,703)	—	(58,703)

- Currency translation adjustment	—	—	—	—	—	—	—	—	(171)	(171)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(58,874)

Stock options exercised	477	48	—	—	2,293	—	—	—	—	2,341

Recognition of option related expense, net of tax benefit	—	—	—	—	2,434	—	—	—	—	2,434
Compensation expense under SFAS No. 123R stock options	—	—	—	—	2,831	—	—	—	—	2,831
Stock issued under Employee Stock Purchase Plan	224	23	—	—	734	—	—	—	—	757

Restricted stock awards	450	45	—	—	(45)	—	—	—	—	—

Directors fees paid in stock	12	1	—	—	71	—	—	—	—	72

Balance at December 30, 2006	61,486	$6,149	—	$—	$327,228	(806)	$(5,321)	$(216,668)	—	$111,388

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
In thousands	December 30, 2006	December 31, 2005	December 25, 2004
Cash flow from operating activities:
Net loss from continuing operations	$(53,712)	$(105,567)	$(55,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,940	10,707	9,919
Write-off of manufacturing right	—	2,684	—
Write down of vaccine plant	—	19,842	—
Write-off of loan origination fees	—	—	539
Accretion of discount on Convertible Senior Notes	168	117	—
Interest expense on non-interest bearing notes	41	150	109
Gain on sale of assets	(2)	(74)	(119)
Provision for doubtful accounts	7	9	428
Provision for slow moving or obsolete inventory	1,689	8,215	3,950
Non-cash compensation	5,978	864	1,129
Deferred income taxes	—	(2,534)	1,560
Tax benefit of stock option exercises	(162)	—	4,761
Write-off of fixed assets	452	438	259
Other, primarily foreign currency translation	(173)	400	(303)
Changes in assets and liabilities:
Trade accounts receivable	(695)	5,923	5,711
Inventories	(449)	(9,393)	(80)
Prepaid expenses and other assets	806	6,611	2,503
Other assets	197	(178)	(2,429)
Accounts payable and accrued expenses	(5,939)	(21,571)	15,680

Total adjustments	9,858	22,210	43,617

Net cash used in operating activities from continuing operations	(43,854)	(83,357)	(12,285)
Net cash (used in) provided by operating activities from discontinued operations	(58)	(6,357)	21,139

Net cash (used in) provided by operating activities	(43,912)	(89,714)	8,854

Cash flow from investing activities:
Purchases of marketable securities	(82,325)	(203,297)	(83,950)
Proceeds from sales of marketable securities	54,997	206,475	75,600
Proceeds from sale of assets, net of closing costs	8	74	179
Capital expenditures	(2,575)	(8,543)	(22,549)
Expenditures for Aloprim	—	—	(750)
Expenditures for other assets – Cambrex Bio Science	—	(216)	(2,668)

Net cash used in investing activities from continuing operations	(29,895)	(5,507)	(34,138)
Net cash provided by (used in) investing activities from discontinued operations	59,159	(169)	(84)

Net cash provided by (used in) investing activities	29,264	(5,676)	(34,222)

Cash flow from financing activities:
Repayments of notes payable and capital leases	(169)	(189)	(117)
Proceeds from exercise of employee stock options	2,022	4,162	9,447
Proceeds from issuance of convertible debt, net	—	108,730	—

Net cash provided by financing activities from continuing operations	1,853	112,703	9,330
Net cash used in financing activities from discontinued operations	(2,740)	(10,310)	(4,959)

Net cash (used in) provided by financing activities	(887)	102,393	4,371

Net (decrease) increase in cash and cash equivalents	(15,535)	7,003	(20,997)
Cash and cash equivalents at beginning of year	101,762	94,759	115,756

Cash and cash equivalents at end of year	$86,227	$101,762	$94,759

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of transplantation, infectious disease, nicotine addiction, and hematology/oncology. We are a vertically integrated company with marketed products, a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We have two products on the market today: Nabi-HB® [Hepatitis B Immune Globulin (Human)] and Aloprim™ [Allopurinol sodium (for injection)]. In addition to our biopharmaceutical business, we collect specialty and non-specific antibodies for the strategic use as raw materials in the manufacture of our products and sell excess production to various customers. During 2006, we reclassified the results of the PhosLo product line as discontinued operations. Refer to Note 3.

We are incorporated in Delaware. We maintain our commercial and manufacturing operations in Boca Raton, Florida, a network of nine antibody collection centers in seven states, and our research and development operations in Rockville, Maryland.

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

Basis of presentation: Certain items in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year’s presentation. As discussed in Note 3, the results of operations and the assets and the liabilities related to PhosLo have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. Accordingly, results of the operations related to PhosLo from prior periods have been reclassified to discontinued operations. There was also a reclassification between prepaid expenses and accrued expenses of $0.9 million as of December 31, 2005 for workers’ compensation reimbursement that was originally classified as a reduction of prepaid assets.

Correction of errors: During the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current-year equity grant programs and the accounting for these programs. The Audit Committee engaged independent legal counsel and forensic accountants to assist in a review of our equity grant programs for the period January 1, 1997 through September 30, 2006. The investigation was completed on November 13, 2006. No fraud, back dating, or spring loading issues were identified. However, the investigation did identify errors in the determination of the measurement date for certain stock option grants in prior years. As certain of the supporting documentation for the earlier years in the period was incomplete or unavailable, alternative documentation including contemporaneous memoranda, e-mails and interviews of current and former employees were required in reaching judgments as to the appropriate measurement dates. Changes in measurement dates resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, or $0.04 per share, over the period reviewed, including $0.2 million, or $0.00 per share, that has been reclassified to discontinued operations. The remaining adjustment amount was recorded to increase cost of products sold, selling, general and administrative expense and research and development expense. On an individual year basis, $0.5 million related to the year ended December 31, 2005, which was the greatest compensation expense in any individual year.

In addition, we identified an unrelated error in the calculation of depreciation expense on certain research and development assets that overstated depreciation expense from 2000 through 2005. An aggregate adjustment of $1.1 million, or $0.02 per share, was recorded to reduce research and development expense during the third quarter of 2006.

Fiscal year periods. Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year. The fiscal year ended December 31, 2005 was a 53-week year with the additional week included in the fourth quarter of 2005. The fiscal years ended December 30, 2006 and December 25, 2004 were 52-week years.

Revenue recognition: Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue is recognized when title and risk of loss are transferred to the customer. Reported revenue is net of estimated customer prompt pay discounts, contractual allowances in accordance with managed care agreements known as chargebacks, rebates, customer returns and other wholesaler fees. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of, such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience proves to be different than our assumptions we would then adjust such allowances accordingly.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, when available, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution reserves are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms and actual discounts offered. We believe that such provisions are reasonably ascertainable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. These provisions are discussed in further detail below.

Chargebacks: The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. We market products directly to wholesalers, distributors and homecare companies. We also market products indirectly to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as “indirect customers.” We enter into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesale customers to indirect customers. Our estimates of inventory at wholesale customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves. During the second quarter of 2006, we refined our methodology for determining our chargeback liability using more specific information. This resulted in a $0.8 million, or $0.01 per share, increase in sales and reduction of our chargeback liability. Of the $0.8 million adjustment, $0.6 million, or $0.01 per share, was related to PhosLo and had been reclassified to discontinued operations.

Research and development expense: Research and development costs are expensed as incurred. Amounts payable to third parties under collaborative product development agreements are recorded at the earlier of the milestone achievement or as payments become contractually due.

Advertising expenses: Advertising costs are expensed as incurred as set forth in Statement of Position 93-7, Reporting on Advertising Costs. Advertising expenses for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 amounted to $2.7 million, $4.1 million and $3.8 million, respectively. Advertising expenses for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 related to discontinued operations amounted to $2.7 million, $3.6 million and $2.1 million, respectively.

Shipping and Handling Costs: We report costs related to the shipment of our product as part of other operating expenses, principally freight. We incurred $0.5 million, $0.3 million and $0.5 million of such costs, in the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

Comprehensive Loss: We follow SFAS, No. 130, Reporting Comprehensive Income, which computes comprehensive income as the total of net income and all other non-owner changes in shareholders’ equity. We did not have any comprehensive loss recorded for the year ended December 30, 2006. For the year ended December 31, 2005, comprehensive loss included our net loss and the effect of foreign currency translation adjustments. As of December 30, 2006, we determined that our intercompany debt will not be repaid as a result of the development and commercialization plans for StaphVAX and the divestiture of the PhosLo product line and as a result, recorded $0.5 million as foreign exchange loss in the accompanying consolidated statements of operations. At December 31, 2005, $0.2 million of foreign currency income (loss) was included on our balance sheet in addition to net loss. The foreign currency loss primarily related to intercompany balances we had classified as intercompany debt. It was our intent for the amounts paid on behalf of our subsidiaries to be repaid once we began generating revenue in the markets the subsidiaries operate in, primarily Europe.

Loss per share: Basic loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding, and the impact of all potential dilutive common shares, primarily stock options. The dilutive impact of stock options is determined by applying the treasury stock method. In 2006, 2005 and 2004, we did not apply this method as there would have been an anti-dilutive effect on loss per share. There were 1,706,202, 1,844,087 and 2,101,279 potential dilutive shares excluded in the calculation of diluted weighted average shares outstanding in 2006, 2005 and 2004, respectively.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of December 30, 2006 and December 31, 2005, because of the relatively short-term maturity of these instruments. Total debt and capital leases obligations were $109.6 million as of December 30, 2006 and December 31, 2005. The carrying value of our Convertible Senior Notes at December 30, 2006 and December 31, 2005 were $109.3 million and $109.1 million, respectively, compared to the approximate fair value of $101.1 million and $90.1 million, respectively, based on then current market rates. The carrying amounts of our Convertible Senior Notes and capital lease obligations approximate the fair value and are calculated using an interest rate consistent with our current borrowing rates. Information regarding long-term debt is included in Note 10. We had an immaterial amount of unrealized loss on our investments.

Cash and cash equivalents: Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions.

Marketable securities: Short-term investments in marketable debt securities consist of auction rate securities with final maturities longer than three years, but with interest rate auctions occurring every 28 or 35 days. These short-term marketable securities consist primarily of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, these securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Realized gains and losses are included in “Other (expense) income, net” in the accompanying Consolidated Statements of Operations using the specific identification method. Unrealized gains and losses would be included in “Other accumulated comprehensive income” in the accompanying Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity, however, there were none at December 30, 2006 or December 25, 2005.

Restricted cash: Restricted cash consists of certificates of deposits required in accordance with letters of credit for certain of our worker’s compensation policies.

Trade Accounts Receivable: We sell a significant portion of our products through pharmaceutical wholesalers and distributors and to major pharmaceutical companies and, as a result, maintain individually significant receivable balances with major customers. Those customers include Amerisource/Bergen, Inhibitex, Inc., Talecris Biotherapeutics, and McKesson Drug Co., representing 31%, 22%, 11% and 11% of our total accounts receivable, respectively at December 30, 2006. At December 31, 2005, those customers include AmerisourceBergen, Talecris Biotheraputics, Greencross Corporation and McKesson Drug Co., representing 39%, 13%, 12% and 8% of our total accounts receivable, respectively. If the financial condition or operations of these customers were to deteriorate, our results could be adversely affected. Credit terms to these customers generally range from 30 to 60 days. We evaluate and monitor the credit worthiness of each customer on a case-by-case basis and do not require collateral on specific accounts receivable. Allowances are maintained for potential credit losses. Accounts receivable allowances are recorded in the segment operating results in which the applicable sale was originally reported.

Inventories: Inventories are stated at the lower of cost or market with cost determined on the first-in first-out or FIFO method.

The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale up and build pre-launch inventories of certain products that have not yet received final governmental approval once these products have attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, and if a regulatory filing has been made for licensure for marketing the product and the review of that filing has progressed to a point that we have an objective and persuasive evidence that regulatory approval is probable and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write-off the related amounts of pre-launch inventory in the period of that determination.

Property, plant and equipment: Property, plant and equipment are carried at cost. Depreciation is generally recognized on the straight-line method over the estimated useful lives of the assets.

Depreciation for certain specialized production equipment in our Florida biopharmaceutical manufacturing facility is calculated over its remaining useful life using the units-of-production method. In quarters of lower production, we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. We have recorded depreciation expense utilizing the 60% minimum in every period since placing this facility into service. We evaluate the remaining life and recoverability of this equipment periodically based on the appropriate facts and circumstances.

Depreciable lives of non-UOP property and equipment are as follows:

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

Impairment of Long-Lived Assets: Pursuant to the provisions of Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value. We incurred $21.5 million in total costs to construct our vaccine manufacturing facility in Boca Raton, Florida in support of the anticipated global launch of StaphVAX. This facility was placed into service and began depreciating in February 2005. As a result of the Phase III clinical trial for StaphVAX not meeting its primary end-point, we wrote down the carrying value to its estimated fair market value as determined by an outside valuation firm to $0.5 million and recorded a $19.8 million impairment charge during 2005.

Stock-Based Compensation: We currently account for stock-based compensation under the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective method. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or ABP No. 25, and related Interpretations, as permitted by SFAS No. 123. Compensation cost recorded for our stock plans (as defined in Note 12) approximated $2.8 million, $0.1 million and $0.2 million in 2006, 2005 and 2004, respectively. In addition, during 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This resulted in additional cumulative non-cash compensation expense recorded under APB No. 25 during 2006 totaling $2.6 million, of which $0.2 million has been reclassified to discontinued operations.

Income Taxes: We follow SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment.

Foreign Currency Translation. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date, while revenue and expenses are translated at the weighted average rates prevailing during the respective years. Components of stockholders’ equity are translated at historical rates. Translation adjustments are recorded in the accompanying consolidated statements of operations as other operating expenses. Our foreign subsidiaries use the Euro and U.S. dollar as their functional currencies. Gains and losses resulting from changes in exchange rates from year to year are included in the accompanying consolidated statements of operations as other operating expenses.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, or APB No. 20, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in 2006 did not have a material impact on our financial condition or results of operations.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or FSP Nos. 115-1 and 124-1. The guidance in FSP Nos. 115-1 and 124-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or, SFAS No. 115 and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, or SFAS No. 124, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, or APB No. 18. FSP Nos. 115-1 and 124-1 address the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 include accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. The implementation of FSP Nos. 115-1 and 124-1 in 2006 did not have a material impact on our financial position or results of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. In accordance with the provisions of SFAS No. 123R, we are recognizing share-based compensation expense in the Consolidated Statements of Operations for the year ended December 30, 2006. For additional information related to the adoption of SFAS No. 123R, refer to Note 12.

In July 2006, the FASB issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. FIN No. 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we will adopt FIN No. 48 effective December 31, 2006. We do not anticipate the adoption of FIN No. 48 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 will have on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in 2006 did not have a material impact on our financial position or results of operations.

NOTE 3 DISCONTINUED OPERATIONS

In December 2005, we began a review of strategic alternatives for our nephrology franchise based on the results of the StaphVAX clinical trial announced during November 2005. As part of this review, we considered several alternatives including the in-licensing of additional products, alternative commercial models, distribution arrangements and the sale of PhosLo. On October 12, 2006, we executed a definitive agreement, or the PhosLo Agreement, to sell certain assets related to our PhosLo operations. Under the terms of the PhosLo Agreement, we received $65 million in cash at closing and we earned and collected $8 million of milestone payments and earned an additional $2.5 million during 2006. We will receive up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

The assets and liabilities related to PhosLo have been accounted for as held for sale for all periods presented based on the following criteria: the PhosLo assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, we will not have a significant continuing involvement with the product beyond one year after the closing of the transaction, the cash milestone and royalty payments to be received upon achievement of certain events are considered to be indirect cash flows, and we will not continue any significant active revenue-producing or active cost-generating activities related to PhosLo. In addition, as part of the close of the transaction, we executed a transition services agreement under which we will be reimbursed for services rendered and expenses incurred related to PhosLo marketing and research and development activities as requested by the purchaser. These transition services are not expected to be material to the PhosLo cash flows. Therefore in accordance with SFAS, No. 144, the accompanying Consolidated Balance Sheets report the assets and liabilities related to PhosLo as discontinued operations in all periods presented, and the results of operations related to PhosLo have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

An impairment loss of $2.9 million, or $0.05 per share, was recorded during the third quarter of 2006 within discontinued operations to adjust the assets held for sale to their estimated fair value less costs to sell the product.

Under the terms of our purchase agreement to acquire PhosLo in August 2003, we agreed to pay $30 million in cash consideration over the period ending March 1, 2007. The discounted value of the future payment obligation was $10.5 million and was reported as notes payable, net within liabilities of discontinued operations as of that date. The future payment obligation was discounted at 4.5%, our estimated rate of interest under our credit facility in effect on August 4, 2003, the date of the closing of the agreement. As this payment obligation was directly associated with our PhosLo assets, the associated interest expense for current and prior periods has been allocated to discontinued operations in the accompanying financial statements.

All of the assets and liabilities of discontinued operations are related to our biopharmaceutical segment.

The following table presents the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the accompanying Consolidated Balance Sheets:

(In thousands)	December 30, 2006	December 31, 2005
Inventories, net	$—	$1,823
Restricted cash	10,841	—
Milestone receivable and prepaid expenses	2,500	162
Property and equipment, net	—	219
Intangible assets, net	—	76,377
Trade accounts receivable, net	—	2,634

Total assets of discontinued operations	$13,341	$81,215

(In thousands)	December 30, 2006	December 31, 2005
Trade accounts payable	$2,291	$5,207
Accrued expenses	7,505	9,370
Note payable, net	10,758	2,389

Total current liabilities of discontinued operations	20,554	16,966
Note payable, net	—	10,707

Total liabilities of discontinued operations	$20,554	$27,673

The following table presents summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations:

	For the Year Ended
(In thousands)	December 30, 2006	December 31, 2005	December 24, 2004
Total revenues	$27,984	$13,906	$37,580
Operating (loss) income	(4,332)	(20,605)	12,411
(Loss) income before benefit (provision) for income taxes	(4,991)	(21,180)	11,183
Net (loss) income	$(4,991)	$(22,882)	$5,512

NOTE 4 TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable are composed of the following:

(In thousands)	December 30, 2006	December 31, 2005
Trade accounts receivable	$20,301	$19,694
Allowance for doubtful accounts	(21)	(6)

Total	$20,377	$19,688

NOTE 5 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out (FIFO) method, are as follows:

(In thousands)	December 30, 2006	December 31, 2005
Finished goods	$13,392	$11,940
Work in process	4,830	7,531
Raw materials	1,038	1,029

Total	$19,260	$20,500

The net inventory balances include provisions or write-offs against inventory that have been recorded in accordance with our stated accounting policy.

Work in process inventory at December 30, 2006 and at December 31, 2005, primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business.

We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final European Medicines Agency, or EMEA, approval in the EU or FDA approval in the U.S. (i.e., pre-launch inventories). We record pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product's shelf life. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever.

As of December 30, 2006 and December 31, 2005, we had fully reserved all pre-launch inventories of certain products that have not yet received final governmental approval.

During 2006, we reserved $1.0 million of Nabi-HB due to the product not meeting our manufacturing specifications and $0.9 million due to the product being damaged in-transit to our contract fill and finisher. During 2005, we reserved $4.9 million of StaphVAX pre-launch inventory based on the outcome of our Phase III clinical trial for StaphVAX that did not meet its primary end point and our withdrawal of our MAA for StaphVAX from consideration by the European Medicines Agency, or EMEA. In addition, reserved $0.8 million of Nabi-HB Intravenous during 2005 as a result of its shelf life being inadequate compared to the timing of our sales projections.

NOTE 6 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and related accumulated depreciation are summarized below:

(In thousands)	December 30, 2006	December 31, 2005
Information systems	$29,069	$26,758
Leasehold improvements	7,927	7,004
Machinery and equipment	53,191	57,095
Land and buildings	51,486	44,929
Building systems	8,324	10,017
Furniture and fixtures	3,024	3,302
Capital leased property	539	539
Asset retirement obligation	193	193
Construction in progress	809	2,098

Property, plant and equipment	154,562	151,935
Less accumulated depreciation	(66,233)	(58,070)

Property, plant and equipment, net	$88,329	$93,865

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

Depreciation expense of property, plant and equipment during 2006, 2005 and 2004 was $7.6 million, $10.0 million and $9.5 million, respectively. During 2006, we recorded an adjustment to reduce depreciation expense by $1.1 million adjusting acquisition costs of $0.7 million and accumulated depreciation of $0.4 million. This correction of an error was recorded during 2006 as it was not material to the current year, or any other period that would have been impacted. Depreciation expense related to the initial operation of our biopharmaceutical manufacturing facility in Florida commenced in October 2001. In accordance with our depreciation policy for certain specialized equipment in our biopharmaceutical facility, we recorded additional depreciation expense of $2.6 million, $2.1 million and $2.5 million in 2006, 2005 and 2004, respectively, due to the units-of-production method of depreciation resulting in depreciation less than at least 60% of depreciation expense that would be recorded using the straight-line method of depreciation for this equipment. In addition, depreciation expense included depreciation of assets under capital leases of $0.2 million for 2006, $0.2 million for 2005 and $0.1 million for 2004.

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

Following completion of our vaccine manufacturing plant within our Florida facility in April 2005, we placed the asset into service. The primary commercial purpose of the vaccine facility was for the manufacture of our StaphVAX vaccine. In November 2005, we announced that the Phase III clinical trial of StaphVAX did not meets its defined clinical end point and our StaphVAX clinical development program was placed on clinical hold. Following the outcome of this clinical trial and in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reviewed the carrying value of the vaccine plant of $20.3 million for impairment. As a result of not having financial projections in the near term that support the carrying value, we have written down the facility to its fair market value of $0.5 million as of December 31, 2005 and reported a charge of $19.8 million during 2005.

At December 31, 2005, construction in progress primarily consisted of costs related to the development of an information technology system. Interest capitalized in connection with construction in progress was zero and $0.1 million in 2006 and 2005, respectively.

NOTE 7 INTANGIBLE ASSETS

Intangible assets consist of the following:

(In thousands)	December 30, 2006	December 31, 2005
Intangible assets	$4,389	$4,389
Less accumulated amortization	(2,706)	(2,434)

Total intangible assets	$1,683	$1,955

Amortization of intangible assets during 2006, 2005 and 2004 was $0.3 million, $0.7 million and $0.4 million, respectively. Amortization expense for intangible assets currently subject to amortization is expected to be $0.3 million, $0.3 million, $0.2 million, $0.1 million, and $0.1 million in each of the five fiscal years subsequent to December 30, 2006, respectively.

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

NOTE 8 ACCRUED EXPENSES

Accrued expenses consist of the following:

(In thousands)	December 30, 2006	December 31, 2005
Sales deductions
Accrued chargebacks	$696	$1,175
Accrued rebates	934	1,252
Accrued discounts	799	1,172
Other accrued sales deductions	348	353

Total accrued sales deductions	2,777	3,952
Employee compensation and benefits	7,844	4,029
Accrued royalties and product costs	510	483
Accrued clinical trial expenses	2,096	2,863
Accrued European expenses	114	2,402
Accured interest payable	708	717
Accrued severance	406	1,589
Other	1,640	1,440

Total	$16,095	$17,475

NOTE 9 CREDIT FACILITIES

On March 26, 2004, we terminated our credit agreement with Wells Fargo Foothill, Inc., part of Wells Fargo & Company. The credit agreement had an original term through June 2006. As a result of terminating the credit agreement, we incurred an early termination penalty of $0.6 million that has been included in interest expense in the accompanying consolidated statement of operations for 2004. By terminating the credit agreement we avoided unused credit fees and other credit charges that would have been incurred during the remaining term of the agreement through June 2006. In addition, included in interest expense in the accompanying statement of operations for 2004 is the write-off of previously capitalized loan origination fees of approximately $0.5 million recorded at the time of entering into the credit agreement.

NOTE 10 DEBT

Debt consists of the following:

(In thousands)	December 30, 2006	December 31, 2005
Current maturities
Capital lease obligations	$291	$223

Total current maturities	291	223

Long-term debt, net of current maturities
Capital lease obligations	—	238

Long-term capital lease obligations, net	—	238
2.875% convertible senior notes, net	109,313	109,145

Total long-term debt	109,313	109,383

Total debt	$109,604	$109,606

On April 19, 2005, we issued $100.0 million of our 2.875% convertible senior notes, or the Notes, due 2025 through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Notes to cover over allotments.

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

Interest on the Notes is payable on each April 15 and October 15, beginning October 15, 2005. Accrued and unpaid interest related to the Notes was $0.7 million and $0.7 million at December 30, 2006 and December 31, 2005 respectively. The $3.4 million discount granted to the initial purchaser of the Notes and the $0.3 million of deferred costs are being amortized to interest expense through April 15, 2020, the maturity date of the Notes.

NOTE 11 STOCKHOLDERS' EQUITY

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

Treasury Stock

In September 2001, our Board of Directors approved the expenditure of up to $5.0 million to purchase our common stock in the open market or in privately negotiated transactions. We acquired no shares under this program during 2006 or 2005. To date, we have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. Repurchased shares have been accounted for as treasury stock.

In various transactions, a member of our Board of Directors exercised stock options for 7,500 shares in 2005 and a former officer of the Company exercised stock options for 6,250 shares in 2004. These purchases were paid for by delivery of 1,958 shares of common stock in 2005 and 3,496 shares of common stock in 2004, which were valued at $24 thousand and $57 thousand for each of the respective transactions. In each of the transactions, the shares delivered had been acquired more than six months earlier. These shares have been accounted for as treasury stock.

Stock Options

We maintain five stock option plans for our employees. Under these plans, we have granted options to certain employees entitling them to purchase shares of common stock within seven to ten years. The options vest over periods ranging from zero to five years from the date of grant and have generally been granted at exercise prices equal to the fair market value of the underlying common stock on the date of grant.

On December 20, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all unvested options to purchase our common stock having an exercise price of $6.00 or higher, effective for all outstanding options as of December 20, 2005. The closing price of our common stock on December 20, 2005 was $3.35 per share. All other terms and conditions applicable to such options, including the exercise prices, remain unchanged. The affected options were previously granted to our employees, including our executive officers, under our 2000 Equity Incentive Plan and our 1998 Non-Qualified Employee Stock Option Plan. Options to purchase 3,962,159 shares of our common stock, or 96% of our outstanding unvested options, were subject to this acceleration and such options have exercise prices ranging from $6.00 to $17.15 per share and a weighted average exercise price of $12.51 per share. Of the accelerated options, approximately 778,099 were held by our Named Executive Officers included in the Summary Compensation Table in our 2005 Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2005.

Our decision to accelerate the vesting of the affected options was based primarily upon the issuance by the Financial Accounting Standards Board of SFAS No. 123R, which required us to treat all unvested stock options as compensation expense effective January 1, 2006. The Compensation Committee concluded that the acceleration of vesting of the affected options will enable us to avoid recognizing stock-based compensation expense associated with these options in future periods.

During 2005 and 2004, we modified stock options for certain of our employees and, as a result, incurred charges of $0.1 million and $0.2 million, respectively.

In May 2004, our shareholders approved the 2004 Stock Plan for Non-Employee Directors, or the Directors Plan, that succeeded the Stock Plan for Non-Employee Directors that was then in effect. Under the Directors Plan we have granted options to certain directors entitling them to purchase shares of common stock within ten years, vesting six months after the date of grant, at an exercise price equal to the fair market value of the underlying common stock at the date of grant. Under the plan, non-employee directors may also elect to be paid their annual retainer as a director in whole or in part in shares of our common stock if approved in advance by our Board of Directors. The number of shares issued if this election is made is the annual retainer divided by the market value of a share of common stock on the date the annual retainer is paid. In 2006, four directors elected to receive their annual retainer in common shares, receiving a total of 14,738 shares of common stock. In 2005, one director elected to receive his annual retainer in common shares, receiving 1,776 shares of common stock. In 2004, one director elected to receive his annual retainer in common shares, receiving 1,201 shares of common stock.

In May 2004, our shareholders approved an amendment to our 2000 Equity Incentive Plan adding 4,500,000 shares of our common stock to the plan.

At December 30, 2006, there were options outstanding under our various stock plans to acquire a total of 7.9 million shares of our common stock of which options for 6.5 million shares were then exercisable. Additionally, 2.8 million shares of common stock are reserved for future grants under the plans mentioned above.

Stock option activity is discussed below:

	Options	Exercise Price per Share	Weighted Average Exercise Price
	(In thousands)
Balance at December 27, 2003	7,114	$2.63 - 13.75	$6.68

Granted	2,567	8.88 - 17.15	15.04
Exercised	(1,540)	2.69 - 13.75	6.40
Canceled	(150)	4.69 - 17.08	9.13
Balance at December 25, 2004	7,991	2.63 - 17.15	9.38

Granted	1,979	3.10 - 15.14	11.70
Exercised	(725)	2.69 - 14.85	6.41
Canceled	(546)	2.69 - 16.54	12.39
Balance at December 31, 2005	8,699	2.63 - 17.15	9.96

Granted	2,063	3.44 - 7.25	5.29
Exercised	(477)	2.69 - 7.06	4.91
Canceled	(2,341)	3.10 - 17.14	10.04
Balance at December 30, 2006	7,944	$2.63 - 17.15	$9.03

	Outstanding			Exercisable
Exercise Price Range	Options (In thousands)	Average Years Remaining	Average Exercise Price	Options (In thousands)	Average Exercise Price
$2.63 - $4.25	759	5.8	$3.48	348	$3.03
$4.35 - $7.47	3,318	6.2	5.97	2,317	6.07
$8.00 - $11.25	904	4.8	9.82	904	9.82
$11.69 - $17.15	2,963	7.8	13.65	2,963	13.65

	7,944			6,532

Employee Stock Purchase Plan

In May 2000, the stockholders approved the Nabi Employee Stock Purchase Plan, or the ESPP. The terms of the ESPP, as amended, allow for qualified employees as defined therein to participate in the purchase of up to 1,000,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 224,353, 167,413 and 90,382 shares of common stock during 2006, 2005 and 2004, respectively, pursuant to this plan at an average price per common share of $3.37, $4.85 and $10.60, respectively.

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

As of December 30, 2006, a total of 11.2 million shares of common stock in the aggregate were reserved for issuance under our stock options and employee benefit plans.

NOTE 12 SHARE-BASED COMPENSATION

We maintain incentive stock plans that provide for grants of stock options and restricted stock to our directors, officers and key employees. The stock plans are described more fully below.

Adoption of New Accounting Guidance and Transition

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. Under APB No. 25, when the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations, or SFAS No. 123R, which is a revision of SFAS No. 123, using the modified-prospective transition method. Under that method, compensation cost recognized in the year ended December 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 is being recognized on a straight-line basis over the requisite remaining service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. There were no excess tax benefits for the year ended December 30, 2006, and had we had excess tax benefits, they would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

During the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical and current year equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This resulted in additional cumulative non-cash compensation expense recorded during the third quarter of 2006 totaling $2.6 million, or $0.04 per share, of which $0.2 million, or $0.00 per share, has been reclassified to discontinued operations. Refer to Note 12.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The fair value of each stock option on the date of grant and the fair value of shares issuable pursuant to the Company’s Employee Stock Purchase Plan, or ESPP, in the years ended December 31, 2005 and December 25, 2004 were estimated using a Black-Scholes option-pricing formula applying the following assumptions, and amortized over the respective option’s vesting period or ESPP plan purchase period, or six months, using the straight-line attribution approach, as shown in the following table:

Stock Options:

	Year Ended December 31, 2005	Year Ended December 25, 2004
Expected term (in years)	4.0–4.7	2.3–5.0

Risk-free interest rate	3.92%-4.96%	2.73%-4.15%

Expected volatility	47.9%-87.3%	60.8%-67.2%

Expected dividend yield	0%	0%

ESPP:

	Year Ended December 31, 2005	Year Ended December 25, 2004
Expected term (in years)	0.5	0.5

Risk-free interest rate	2.41%-3.26%	0.96%-1.49%

Expected volatility	41.6%-58.3%	45.4%-56.2%

Expected dividend yield	0%	0%

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

The weighted-average fair value of options granted during 2005 and 2004 was $6.01 and $8.31, respectively. Forfeitures were recognized as they occurred. The weighted-average fair value of shares issuable pursuant to the ESPP during 2005 and 2004 was $4.53 and $4.87, respectively, per share.

The table below illustrates the effect on net loss and loss per share during 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123. The estimated fair value is amortized to expense over each option grant’s respective vesting period and over the six-month plan purchase period for shares issuable under the ESPP.

(In thousands, except per share data)	Year Ended December 31, 2005	Year Ended December 25, 2004
Net loss, as reported	$(128,449)	$(50,390)

Total share-based employee compensation cost included in reported net loss, net of tax	62	150

Total share-based employee compensation cost determined under SFAS No. 123 for all awards, net of tax	(35,970)	(4,659)

Pro forma net loss	$(164,357)	$(54,899)

Net loss per share:

Basic and diluted net loss— as reported	$(2.15)	$(0.86)

Basic and diluted net loss— pro forma	$(2.75)	$(0.93)

Valuation and Expense Information under SFAS No. 123R

As a result of the adoption of SFAS No. 123R, we recorded compensation costs of $2.8 million, for the year ended December 30, 2006. Of the $2.8 million recorded as compensation costs, $0.1 million was reclassified into discontinued operations for the year ended December 30, 2006. In addition, of the $2.8 million recorded as compensation costs, $0.1 million was capitalized into the cost of inventories for the year ended December 30, 2006, and the remainder has been included in the associated operating expense line item. As a result of the adoption of SFAS No. 123R, our net loss, loss before benefit for income taxes, and operating loss for the year ended December 30, 2006 increased by $2.8 million, than if we had continued to account for share-based compensation under APB No. 25. As of December 30, 2006, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options, restricted stock, and shares issuable under the ESPP, which will be expensed over a weighted-average period of 2.7 years, of which $0.1 million is related to discontinued operations. We did not recognize a tax benefit for share-based compensation arrangements during the year ended December 30, 2006.

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

Stock Options

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions, and amortized to expense over the option’s vesting period using the straight-line attribution approach:

Year Ended December 30, 2006
Expected term (in years)	2.15 – 8.12

Risk-free interest rate	4.47% - 5.70%

Expected volatility	81.4% - 98.4%

Expected dividend yield	0%

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

We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and employees. As of December 30, 2006, there were 2,769,835 shares of common stock reserved for issuance under our stock plans. We intend to issue new shares upon the exercise of options. Stock options granted under these plans have been granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to January 1, 2006, to employees typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become exercisable in full after six months after the grant date, subject to, in each case, continuous service with the Company. During the year ended December 30, 2006, we granted options to purchase our common stock which become exercisable over various vesting periods as follows: 26,500 options vested immediately, 1,461,638 options that vest ratably over four years on the anniversary of each award, 138,000 options granted to outside directors and the corporate secretary that vest at the end of six months and 437,260 options (granted as part of a retention program authorized by the Compensation Committee of our Board of Directors) that vest at the end of three years subject to continuous service with the Company and to acceleration in certain circumstances. A summary of option activity under our stock plans as of December 30, 2006 and the changes during the year is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at December 31, 2005	8,699,323	$9.96

Granted	2,063,398	5.29

Exercised	(477,215)	4.91

Forfeited	(828,607)	7.61

Expired	(1,512,937)	11.36

Outstanding at December 30, 2006	7,943,962	$9.03	6.62	$5,431

Vested and expected to vest at December 30, 2006	7,514,838	$9.25	6.47	$4,772

Exercisable at December 30, 2006	6,531,652	$9.86	6.05	$3,170

The amount of compensation costs recorded in 2006 related to stock options awards is $1.8 million. Of the $1.8 million of compensation costs recorded, $0.1 million has been reclassified to discontinued operations. As of December 30, 2006, there was $3.4 million of unrecognized compensation cost related to the stock options granted under our stock plans, of which $0.1 million is related to discontinued operations. That cost is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average fair value of stock options granted during 2006 was $3.48 million. The total intrinsic value of stock options exercised was $0.8 million during 2006 and was $4.9 million and $14.5 million in 2005 and 2004, respectively.

Cash received from the exercise of stock options under our stock plans for 2006, 2005 and 2004 was $2.3 million, $4.6 million and $9.8 million, respectively including $0.3 million, $0.5 million and $0.4 million from discontinued operations, respectively.

Restricted Stock

During 2006, we granted 60,000 shares of restricted stock that vest at the end of three years, and 80,000 and 20,000 shares of restricted stock that vest ratably over three and four years, respectively, subject to continuous service with the Company and to acceleration in certain circumstances. In addition, as part of the retention program, during 2006, we granted 50,000 and 304,610 shares of restricted stock that vest at the end of one and three years, respectively, subject to continuous service with the Company and to acceleration in certain circumstances.

A summary of the status of our restricted stock awards as of December 30, 2006 and changes during fiscal 2006 is presented below:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 31, 2005	—

Granted	514,610	$4.46

Vested	—

Forfeited	(64,831)	3.83

Nonvested at December 30, 2006	449,779	$4.55

The amount of compensation costs recorded in 2006 related to restricted stock awards is $0.5 million, none of which has been reclassified to discontinued operations. As of December 30, 2006, there was $1.2 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans, none of which is related to discontinued operations. That cost is expected to be recognized over a weighted-average period of 2.3 years. No restricted stock awards vested during 2006.

Employee Stock Purchase Plan (ESPP)

The terms of the ESPP, as amended, allow for qualified employees, as defined therein, to participate in the purchase of up to 1,000,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each share of stock which may be issued under our ESPP based upon our stock prices on December 1, 2005, June 1, 2006, and December 1, 2006, using a Black-Scholes option-pricing formula, applying the following assumptions, and amortize that value to expense over the plan purchase period using the straight-line attribution approach:

Year Ended December 30, 2006
Expected term (in years)	0.5

Risk-free interest rate	4.21% - 4.91%

Expected volatility	41.08% - 181.0%

Expected dividend yield	0%

Fair value at grant date	$2.21 - $2.36

The amount of compensation costs recorded in 2006 related to participation in the ESPP is $0.5 million based upon the anticipated purchase of 148,890 shares, 80,023 shares, and 43,778 on May 31, 2006, November 30, 2006, and May 31, 2007, respectively. Of the $0.5 million of compensation costs recorded, $0.1 million has been reclassified to discontinued operations. As of December 30, 2006, there was $0.1 million of total unrecognized compensation cost related to shares that may be issued under the ESPP, none of which is related to discontinued operations. That cost is expected to be fully recognized during the first half of 2007.

NOTE 13 OFFERING REGISTRATIONS

On December 7, 2004, we filed a Form S-3 with the Securities and Exchange Commission, or SEC, to register the offer and sale of equity or debt securities up to $175 million from time to time. We plan to use any net proceeds from sales of securities under this shelf registration statement to provide additional funds for general corporate purposes, including but not limited to clinical trials, research, development and marketing expenses, and new acquisition and licensing costs.

NOTE 14 PRODUCT ACQUISITIONS

In a transaction dated June 29, 2004, we exercised our right under our distribution agreement to acquire Aloprim from DSM Pharmaceuticals, Inc., or DSM. We paid a total of $1.0 million for the acquisition of Aloprim including payment of $0.8 million for the Aloprim product license at the closing of the purchase. We had previously paid $0.2 million in the fourth quarter of 2003. As a result of acquiring the Aloprim product license, further product royalties were set at 15% of net sales for five years. Previously, we were obligated to share net profits, as defined, equally with DSM from net sales of Aloprim up to $4.0 million and to pay DSM 30% of net profits from net sales in excess of $4.0 million.

In conjunction with acquiring Aloprim, we entered into a manufacturing agreement with DSM to continue to supply product to us for a term of up to five years. We were obligated to purchase $3.0 million of Aloprim product under this agreement. During July 2006, we amended our agreement with DSM. Under the terms of the amended agreement, though the period ending June 29, 2009 we have a remaining minimum requirement to pay DSM $1.4 million. We had a remaining commitment of $1.2 million at December 30, 2006. Refer to Note 22.

NOTE 15 DISTRIBUTION AGREEMENT

On July 15, 2004, Cangene Corporation informed us that it would not renew the WinRho SDF license and distribution agreement with us at its expiration in March 2005. On March 24, 2005 our agreement to distribute WinRho SDF ended and we ceased distribution of that product. There were no sales of WinRho SDF during 2006 and $6.2 million and $47.9 million for the years ended December 31, 2005 and December 25, 2004, respectively.

NOTE 16 INCOME TAXES

Income before income taxes was taxed domestically only.

The (benefit) provision for income taxes consists of the following:

	For the Years Ended
(In thousands)	December 30, 2006	December 31, 2005	December 25, 2004
Current:
Federal	$(162)	$—	$3,009
State	—	(76)	158

Subtotal	(162)	(76)	3,167
Deferred:
Federal	(17,611)	(70,142)	1,482
State	(927)	(3,692)	78

Subtotal	(18,538)	(73,834)	1,560

Total	(18,700)	(73,910)	4,727
Valuation allowance	18,538	71,300	—

Total	$(162)	$(2,610)	$4,727

Deferred tax assets and liabilities as of December 30, 2006 and December 31, 2005 are comprised of the following and include net deferred tax assets related to discontinued operations of $7.8 million and $4.9 million, respectively:

	For the Years Ended
(In thousands)	December 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$64,280	$29,939
Research and development tax credit	16,866	16,340
Inventory reserve and capitalization	5,725	4,957
Amortization	5,091	2,477
Bad debt reserve	8	2
Inter-company bad debt reserve	4,830	29,670
Depreciation	—	1,296
Alternative minimum tax credit	1,182	1,187
Accrued retirement	67	468
Vaccine facility impairment	6,834	7,401
Other (including IRC 59(e) & SFAS No. 123R)	17,585	4,804

Deferred tax assets	122,468	98,541
Deferred tax liability:
Depreciation	(19,173)	(19,985)

Net deferred tax assets	103,295	78,556
Valuation allowance	(103,295)	(78,556)

Net deferred tax assets	$—	$—

We have net operating loss carryforwards of approximately $189.5 million that expire at various dates through 2026. Approximately $17.2 million of our net operating loss carryforwards are related to the exercise of employee stock options, and we will record a tax benefit of approximately $6.4 million through capital in excess of par value when such losses are realized. A portion of our deferred tax assets relate to a tax planning transaction that took place during 2004. As a result of our change in strategy for distributing products in Europe, those assets could be limited in their use and, once liquidated, could be deemed capital losses that would expire with a 5 year limitation.

We have research and development tax credit carryforwards of $16.8 million that expire in varying amounts through 2026. We have alternative minimum tax credit carryforwards of $1.2 million that are available to offset future regular tax liabilities and do not expire.

We anticipated the tax planning strategy we had in place at the end of 2004 and throughout 2005 would be able to generate sufficient future taxable income to utilize our deferred tax assets at those dates, however after the November 1, 2005 announcement regarding the StaphVAX clinical trial, we determined that a full valuation allowance would be required against all of our deferred tax assets that we do not expect to be utilized by deferred tax liabilities. Refer to Note 14. As a result, we recorded a $103.3 million and $78.6 million valuation allowance as of December 30, 2006 and December 31, 2005, respectively.

Under Section 382 of the Internal Revenue Code, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards and tax credit carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of $86.1 million of tax losses for federal tax purposes would be limited to an annual limitation of approximately $14.2 million per year. This limitation may be increased under the IRC§ 338 Approach (IRS approved methodology for determining recognized Built-In Gain) by an amount up to $15.2 million per year through 2011 not to exceed our Net Unrealized Built-In Gain of $78.9 million. As a result, federal net operating losses and tax credits may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes. A more detailed calculation will be prepared once we have taxable income for federal and state purposes.

The following table reconciles our losses from continuing operations before income taxes by jurisdiction:

	For the Years Ended
(In thousands)	December 30, 2006	December 31, 2005	December 25, 2004
Pre-tax loss:
U.S.	$(52,470)	$(94,715)	$(38,522)
Ex-U.S.	(1,404)	(13,462)	(12,653)

Total	$(53,874)	$(108,177)	$(51,175)

Our ex-U.S. losses are primarily in zero-tax jurisdictions, and as such, we did not record income taxes on those losses.

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal benefit	(3.30)	(3.30)	(3.30)
Foreign tax rate differential	0.97	4.64	9.22
Foreign sales benefit and nondeductible items	(0.11)	—	0.06
Intercompany bad debt	—	(27.43)	—
Tax credits	(1.48)	(6.28)	(0.91)
Gain on sale of intellectual property	—	—	36.44
Valuation allowance	34.41	65.91	—
Other	3.21	(1.96)	1.73

Total	(0.30)%	(2.41)%	9.24%

NOTE 17 EARNINGS PER SHARE

The following table reconciles basic and diluted loss per share for net loss for the years ended December 30, 2006, December 31, 2005 and December 25, 2004:

	Basic Loss Earning Per Share	Effect of Dilutive Securities:
Amounts in thousands, except per share data		Stock options and other dilutive securities	Diluted Loss Earnings Per Share
2006
Loss from continuing operations	$(53,712)	$—	$(53,712)
Loss from discontinued operations	(4,991)	—	(4,991)
Net loss	(58,703)	—	(58,703)
Shares	60,936	—	60,936
Loss from continuing operations per share	(0.88)	—	(0.88)
Net loss per share	$(0.96)	$—	$(0.96)

2005
Loss from continuing operations	$(105,567)	$—	$(105,567)
Loss from discontinued operations	(22,882)	—	(22,882)
Net loss	(128,449)	—	(128,449)
Shares	59,862	—	59,862
Loss from continuing operations per share	(1.76)	—	(1.76)
Net loss per share	$(2.15)	$—	$(2.15)

2004
Loss from continuing operations	$(55,902)	$—	$(55,902)
Income from discontinued operations	5,512	—	5,512
Net loss	(50,390)	—	(50,390)
Shares	58,800	—	58,800
Loss from continuing operations per share	(0.95)	—	(0.95)
Net loss per share	$(0.86)	$—	$(0.86)

NOTE 18 EMPLOYEE BENEFIT PLANS

Effective January 1, 2003, the Nabi Savings and Retirement Plan, or the Plan, permits employees to contribute up to 92% of pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the Plan is 100% of up to the first 4% of the participant’s earnings contributed to the Plan. Our matching contributions to the plan were approximately $1.4 million in 2006, $1.4 million in 2005 and $1.4 million in 2004, respectively.

NOTE 19 LEASES

We conduct certain of our operations under operating lease agreements. The majority of these lease agreements contain renewal options, which enable us to renew the leases for periods of two to ten years at the then fair rental value at the end of the initial lease term.

Rent expense was approximately $3.3 million, $3.5 million and $3.5 million for the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively.

As of December 30, 2006, the aggregate future minimum lease payments under all non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year Ending	(In thousands)
2007	$2,677
2008	2,585
2009	715
2010	433
2011	386
Thereafter	262

Total minimum lease commitments	$7,058

The following schedule summarizes future minimum lease payments under capital leases with terms greater than one year as of December 30, 2006:

Year Ending	(In thousands)
2007	$401

Total minimum lease payments	401
Less imputed interest	93

Present value of net minimum lease payments	308
Current portion including accrued interest of $17,000	308

Long-term portion	$—

We entered into a lease agreement dated June 29, 2005 for a new expanded research and development facility in Gaithersburg, Maryland. Our obligation to pay rent under this agreement was to commence January 1, 2006, however, we terminated this lease on October 31, 2005 by written notice accompanied by a $0.8 million termination fee.

NOTE 20 RELATED PARTY TRANSACTIONS

On June 20, 2003, we entered into a retirement agreement with David J. Gury, our former Chief Executive Officer. As a result we incurred a charge of $3.3 million comprising approximately $3.0 million in future cash payments and $0.3 million of costs related to modification of certain of his outstanding stock options. The liability was fully paid as of December 30, 2006.

There are no amounts receivable from corporate officers at December 30, 2006 or December 31, 2005.

NOTE 21 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

We enter into strategic alliances for the manufacture and commercialization of some of our marketed and pipeline products. Our current material strategic alliances are discussed below.

Public Health Services/National Institutes of Health

Under a license agreement with the Public Health Services/National Institute of Health, or PHS/NIH, we have the exclusive, worldwide right to use their patented conjugation process to manufacture vaccines against staphylococcal infections including StaphVAX.

During the term of the license we are obligated to pay PHS/NIH a royalty based on net sales of products, if any, made using this technology. This agreement remains in effect until the earlier of the expiration of the last-to-expire licensed patent, which is April 20, 2010, and no further royalties will be due to PHS/NIH for use of the subject technology after that date. In addition to our license with PHS/NIH, we own an extensive global portfolio of issued patents and pending patent applications directed to our novel vaccine products and methods of using such products as described in further detail below under “Patents and Proprietary Rights.”

Novartis

We have an agreement with Novartis, that grants us an exclusive supply agreement for four vaccines, including the vaccine for hepatitis C. In addition, we have rights to 10 additional Novartis vaccines for use in humans to produce immunotherapeutic products. The agreement may also grant us access to a vaccine adjuvant, MF 59.

This agreement may be important to the development of the next generation of our investigational product, Civacir.

We will be responsible for all development, manufacturing and worldwide distribution of these products. We may terminate the agreement on a product-by-product basis in which event we must transfer to Novartis all of our rights with respect to the product as to which the agreement has been terminated. Similarly, Novartis may terminate its obligations to supply immunizing agents to us on a product-by-product basis, in which event Novartis shall grant to us a license of the technology necessary for us to manufacture the applicable immunizing agent and the financial arrangements in the Novartis Agreement with respect to such agent shall continue.

Talecris Biotheraputics

In 2006, we extended our long-term supply agreement for non-specific antibodies with Talecris. The agreement guarantees sale of our non-specific antibodies at a predetermined price and protects our product from possible market downturns.

We are responsible for supplying Talecris with an annual minimum amount of non-specific antibodies until the end of 2011 and Talecris is responsible for testing the plasma.

ProMetic

In 2006, we signed an agreement with ProMetic of Montreal, Canada for the exclusive worldwide use of their technology in the purification of immunoglobulins for several hyperimmune products including Altastaph and Civacir. The ProMetic technology promises a higher yield of immunoglobulin from a liter of plasma, which we believe may thereby reduce the cost of production and improve manufacturing efficiency.

Fresenius Biotech

During 2006, we signed an agreement with Fresenius Biotech to advance the development of ATG-Fresenius S in the U.S. and Canada. ATG-Fresenius S is an immunosuppressive polyclonal antibody product used for the prevention and treatment of acute rejection following organ transplantation. The product, which Fresenius currently markets in more than 60 countries worldwide, has been shown to significantly reduce transplant failure and substantially improve survival rates.

Under the terms of the agreement, Fresenius Biotech has granted us exclusive sales and distribution rights to ATG-Fresenius S in the U.S. and Canada for up to 15 years following the first commercial sale of the product after licensure in the U.S. We are required to make aggregate milestone payments of $1 million to Fresenius Biotech during development and a $4 million payment upon approval by the U.S. Food and Drug Administration (FDA). Fresenius Biotech will manufacture and supply the product from its European facility in exchange for a royalty. We will be responsible for the clinical development, regulatory approval process, marketing and sales of ATG-Fresenius S in the U.S. and Canada.

NOTE 22 COMMITMENTS AND CONTINGENCIES

During 2006 we recorded $4.5 million of other biopharmaceutical revenue for contract manufacturing. This revenue consists of $1.2 million for product manufactured under a manufacturing agreement with Inhibitex, Inc., or Inhibitex, and $3.3 million for penalties in conjunction with the termination of this agreement. Inhibitex disputed the amounts due to us and we arbitrated this dispute during January 2007. On February 9, 2007, we received a favorable ruling from the arbitrator awarding us the full $4.5 million. According to the ruling, Inhibitex must pay us within 30 days of the ruling or interest will accrue at 9%.

During July 2006, we amended our agreement with DSM Pharmaceuticals, Inc., or DSM, pursuant to which we acquired rights to Aloprim. Under the terms of the amended agreement, we have a remaining minimum requirement to pay DSM $1.4 million over the period ending June 29, 2009. We paid $0.5 million in December 2006. Our remaining purchase commitment requires us to pay $0.3 million in 2007, $0.3 million in 2008 and $0.3 million in 2009.

During 2006, we engaged an outside consultant to assess our pricing programs under Medicaid and other governmental pricing programs during the period from 2003 to 2005, including amounts owing to the DVA and PHS. During 2005, we originally estimated accrual of approximately $5.0 million, or $0.09 per share. During 2006, we completed our review of those programs and reduced the estimated amount accrued by approximately $1.3 million, or $0.03 per share for those rebates, of which $1.0 million, or $0.02 per share, was included in the results from discontinued operations. This amount represents our best estimate of the extent to which we underpaid amounts due. We expect to make the requisite payments once rebilled, most of which we expect to repay in 2007. The amount also assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicaid and other governmental pricing programs. However, if we are unable to effectively rebill and collect proper prices from ineligible entities we may be required to make additional payments to Medicaid and other similarly affected governmental pricing programs, all of which could have a material adverse effect on our future business, operating results and financial condition.

As of December 30, 2006, we had open purchase order commitments of approximately $6.6 million.

On September 27, 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or Roxane, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. We filed this lawsuit under the Hatch-Waxman Act in response to a Paragraph IV Certification notice letter submitted by Roxane to us concerning Roxane’s filing of an Abbreviated New Drug Application, or ANDA, with the FDA to market a generic version of PhosLo GelCaps. The lawsuit was filed on the basis that Roxane Laboratories’ submission of its ANDA and its proposed generic product infringe the referenced patent, which expires in 2021. Under the Hatch-Waxman Act, FDA approval of Roxane Laboratories’ proposed generic product would be stayed until the earlier of 30 months or resolution of the patent infringement lawsuit.

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

On November 12, 2006, we completed the sales of the PhosLo product line and related intellectual property, including the patents which are the subject of this litigation to a U.S. subsidiary of Fresenius Medical Care. As a consequence of this sale, we are no longer the plaintiff in this litigation. However, we remain a defendant with the purchaser in relation to an anti-trust claim filed by Roxane in this litigation. The anti-trust counterclaim is based on allegations that we should not have initiated litigation and have continued to maintain the litigation after the sale. Consequently, we remain responsible for all litigation costs in connection with the anti-trust counterclaim for as long as the counterclaim remains a part of this litigation.

See lease commitments discussed at Note 19 for other commitments.

We have employment agreements with certain members of our senior management that include certain cash payments in the event of termination of employment, and cash payments and stock option modifications in the event of a change in control of the Company.

NOTE 23 INDUSTRY SEGMENT INFORMATION

We currently manage our operations in two reportable segments, the biopharmaceutical products and antibody products segments. The biopharmaceutical products segment consists of the production and sale of proprietary biopharmaceutical products and research and development efforts for the biopharmaceutical product lines. During 2006, we have recorded $4.5 million of other biopharmaceutical revenue for contract manufacturing. This revenue consisted of $1.2 million for product manufactured under this agreement and $3.3 million for penalties recorded in conjunction with the termination of the agreement. The counterparty of this agreement disputed the amounts due to us and we underwent mediation during January 2007. On February 9, 2007, we received a favorable ruling from the arbitrator awarding us the full $4.5 million. According to the ruling, the counterparty must pay us within 30 days of the ruling. The write-off of the manufacturing right related to the contract manufacturer of StaphVAX of $2.7 million, the impairment charge of $19.8 million related to the write down of the vaccine manufacturing facility, the write off of $4.9 million of StaphVAX pre-launch inventory and the $1.2 million of costs related to the closure of our European office are all included in the biopharmaceutical products segment for the year ended December 31, 2005. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other biopharmaceutical manufacturers and the production and sale of antibody-based control products.

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

Information regarding our operations and assets for the two industry segments is as follows:

(In thousands )	December 30, 2006	December 31, 2005	December 25, 2004
Revenues:
Biopharmaceutical products	$40,093	$48,231	$94,233
Antibody products	49,775	45,918	47,950

	$89,868	$94,149	$142,183

Gross margin:
Biopharmaceutical products	$18,305	$20,593	$50,352
Antibody products	8,851	6,291	3,763

	$27,156	$26,884	$54,115

Operating loss:
Biopharmaceutical products	$(48,645)	$(104,669)	$(46,880)
Antibody products	(5,615)	(4,596)	(5,165)

	$(54,260)	$(109,265)	$(52,045)

Depreciation and amortization expense:
Biopharmaceutical products	$6,111	$8,589	$7,426
Antibody products	1,497	1,795	2,176

	$7,608	$10,384	$9,602

Capital expenditures:
Biopharmaceutical products	$1,475	$4,779	$20,190
Antibody products	460	372	450

	$1,935	$5,151	$20,640

Assets:
Biopharmaceutical products	$155,796	$161,514	$209,052
Antibody products	87,681	78,509	58,811

	$243,477	$240,023	$267,863

A reconciliation of reportable segment selected financial information to the total combined amounts of the selected financial information is as follows:

	For the Years Ended
(In thousands)	December 30, 2006	December 31, 2005	December 25, 2004
Loss from continuing operations before income taxes:
Reportable segment operating (loss) income	$(54,260)	$(109,265)	$(52,045)
Unallocated interest expense	(3,724)	(2,523)	(971)
Unallocated other income and expense, net	4,110	3,611	1,841

Consolidated loss from continuing operations before income taxes	$(53,874)	$(108,177)	$(51,175)

Depreciation and amortization expense:
Reportable segment depreciation and amortization expense	$7,608	$10,384	$9,602
Unallocated corporate depreciation and amortization expense	332	323	317

Consolidated depreciation and amortization expense	$7,940	$10,707	$9,919

Capital expenditures:
Reportable segment capital expenditures	$1,935	$5,151	$20,640
Unallocated corporate capital expenditures	640	3,392	1,909

Consolidated capital expenditures	$2,575	$8,543	$22,549

Assets:
Reportable segment assets	$243,477	$240,023	$267,863
Unallocated corporate assets	22,400	89,313	100,308

Consolidated assets	$265,877	$329,336	$368,171

Information concerning our revenues by industry segment, for the respective periods, is set forth in the following table:

(In thousands, except percentages)	For the Years Ended
Segment Revenues	December 30, 2006		December 31, 2005		December 25, 2004
Biopharmaceutical Products:
-Nabi-HB	$32,665	36.3%	$39,185	41.5%	$40,176	28.3%
-WinRho SDF	—	0.0	6,172	6.6	47,882	33.7
-Other Biopharmaceuticals	7,428	8.3	2,874	3.1	6,175	4.3

	40,093	44.6	48,231	51.2	94,233	66.3

Antibody Products:
-Specialty antibodies	26,945	30.0	22,936	24.4	23,270	16.4
-Non-specific antibodies	22,830	25.4	22,982	24.4	24,680	17.3

	49,775	55.4	45,918	48.8	47,950	33.7

Total	$89,868	100.0%	$94,149	100.0%	$142,183	100.0%

Information regarding sales by geographic area for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 and information regarding long-lived assets at December 30, 2006, December 31, 2005 and December 25, 2004 is as follows:

(In thousands )	December 30, 2006	December 31, 2005	December 25, 2004
Sales:
U.S.	$74,636	$78,476	$129,783
Ex-U.S.	15,232	15,673	12,400

Total	$89,868	$94,149	$142,183

Operating loss:
U.S.	$(53,918)	$(90,470)	$(41,961)
Ex-U.S.	(342)	(18,795)	(10,084)

Total	$(54,260)	$(109,265)	$(52,045)

Long-lived assets:
U.S.	$90,711	$96,605	$120,854
Ex-U.S.	2	129	24

Total	$90,713	$96,734	$120,878

Ex-U.S. sales are determined based upon customer location. The majority of our revenue is generated from the U.S. Our principal ex-U.S. markets were South Korea, Israel and Canada in 2006. In the years ended December 30, 2006, December 31, 2005 and December 25, 2004, sales to ex-U.S. markets were derived wholly from antibody products.

Revenue to significant customers for the year ended December 30, 2006 included sales to three customers of our biopharmaceutical products segment, McKesson Drug Co., AmerisourceBergen Corporation, Cardinal Health, Inc., and one customer of our antibody products segment, Talecris Biotherapeutics, representing 20%, 19%, 15% and 20% of total consolidated 2006 revenue including discontinued operations, respectively. Revenue to significant customers for the year ended December 31, 2005, included three customers of our biopharmaceutical product segment, AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Drug Co. and one customer of our antibody products segment, Talecris Biotherapeutics, representing 25%, 21%, 15% and 17% of consolidated 2005 revenue including discontinued operations, respectively. Revenue to significant customers for the year ended December 25, 2004, included three customers of our biopharmaceutical product segment, Cardinal Health, Inc., McKesson Drug Co. and AmerisourceBergen and one customer of our antibody products segment, Bayer Corporation, representing 26%, 25%, 23% and 15% of consolidated 2004 revenue including discontinued operations, respectively.

NOTE 24 SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended
(In thousands)	December 30, 2006	December 31, 2005	December 25, 2004
Interest paid	$1,632	$1,588	$615

Income taxes paid	$659	$182	$703

Discount paid on non-interest bearing notes	$710	$657	$654

Supplemental non-cash financing and investing activities

Stock options exercised in exchange for common stock	$—	$93	$101

Warrants exercised in exchange for common stock	$—	$—	$1,000

Capital lease obligations	$308	$461	$555

NOTE 25 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)	Revenue	Gross margin	Loss from continuing operations	(Loss) income from discontinued operations	Net loss	Basic and Diluted Loss from Continuing Operations Per Share	Basic and Diluted Loss Per Share
2006
1st Quarter ended April 1, 2006	$19,517	$5,069	$(15,458)	$(2,619)	$(18,077)	$(0.26)	$(0.30)
2nd Quarter ended July 1, 2006	20,374	6,076	(13,661)	(1,163)	(14,824)	(0.23)	(0.24)
3rd Quarter ended September 30, 2006	19,634	4,274	(16,331)	(5,482)	(21,813)	(0.27)	(0.36)
4th Quarter ended December 30, 2006	30,343	11,737	(8,262)	4,273	(3,989)	(0.13)	(0.06)

Year ended December 30, 2006	$89,868	$27,156	$(53,712)	$(4,991)	$(58,703)	$(0.88)	$(0.96)

2005
1st Quarter ended March 26, 2005	$22,321	$6,321	$(13,695)	$(2,127)	$(15,822)	$(0.23)	$(0.27)
2nd Quarter ended June 25, 2005	22,683	7,512	(16,789)	(4,141)	(20,930)	(0.28)	(0.35)
3rd Quarter ended September 24, 2005	22,375	8,864	(15,689)	(429)	(16,118)	(0.26)	(0.27)
4th Quarter ended December 31, 2005	26,770	4,187	(59,394)	(16,185)	(75,579)	(0.99)	(1.25)

Year ended December 31, 2005	$94,149	$26,884	$(105,567)	$(22,882)	$(128,449)	$(1.76)	$(2.15)

Due to rounding the quarterly per share amounts may not clerically compute to the annual amount.

The fourth quarter of 2005 results include a $4.4 million adjustment or $0.07 per share, reflecting the cumulative effect of an adjustment for an error in calculating certain Federal rebate obligations we identified in that period. This amount was not material to any effected prior quarter or annual reporting period and as such, was recorded in the fourth quarter of 2005.

In addition, during the fourth quarter of 2005, we recorded a $19.8 million impairment to our vaccine manufacturing facility and a $2.6 million impairment to our manufacturing right intangible asset. Refer to Notes 6 and 7, respectively.

NOTE 26 SUBSEQUENT EVENTS

On February 15, 2007, Thomas H. McLain resigned as Chairman, Chief Executive Officer and President and as a director of the company, without prejudice to any of his rights under any of his agreement with us. Prior to his resignation, Mr. McLain was notified that the Board of Directors would not renew the term of his Employment Agreement with the Company date April 1, 2004 which expires on March 31, 2007. If Mr. McLain signs a termination agreement with us, which contains a release, commencing April 1, 2007 he will be entitled to receive the severance pay and benefits provided under his Employment Agreement which include severance pay for two years at his current salary and continuation of his benefits for two years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2006. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Refer to Item 7 for Management’s Annual Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

None.

Nabi Biopharmaceuticals

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item and not already provided in Item 4A will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 30, 2006, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 30, 2006, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 30, 2006, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 30, 2006, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 30, 2006, and such information is incorporated herein by reference.

Nabi Biopharmaceuticals

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

(2)	FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts and Reserves	116

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

(3)	EXHIBITS

3.1	Restated Certificate of Incorporation of Nabi Biopharmaceuticals, as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 2004)

3.2	By-Laws of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

4.1	Certificate of Designations of Series One Preferred Stock contained in the Restated Certificate of Incorporation of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 26, 2004)

4.2	Form of Common Stock Certificate *

4.3	Rights Agreement dated August 1, 1997, as amended, between Nabi Biopharmaceuticals and Registrar and Transfer Company (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 1997)

4.4	Agreement of Substitution and Amendment of Rights Agreement dated July 1, 2002, between Nabi Biopharmaceuticals, Registrant and Transfer Company, and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2002)

4.5	Indenture between Nabi Biopharmaceuticals and U.S. Bank National Association, as trustee, dated April 19, 2005 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on March 25, 2005)

4.6	Registration Rights Agreement between Nabi Biopharmaceuticals and Lehman Brothers Inc., Bear, Stearns & Co. Inc., and Wachovia Capital Markets, LLC, dated April 19, 2005 (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on March 25, 2005)

4.7	Global Note evidencing the unregistered portion of our 2.875% Convertible Senior Notes (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on March 25, 2005)

4.8	Global Note evidencing the registered portion of our 2.875% Convertible Senior Notes (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1	2004 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to our Definitive Proxy Statement dated April 9, 2004)+

10.2	1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1998)+

10.3	2000 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to our Definitive Proxy Statement dated April 9, 2004)+

10.4	1998 Non-Qualified Employee Stock Option Plan Award Letter (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.5	1998 Non-Qualified Employee Stock Option Plan Anniversary Award Letter (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.6	2000 Equity Incentive Plan Award Letter (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.7	2000 Equity Incentive Plan Special Award Letter (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.8	Change of Control Severance Agreement dated April 1, 2004 between Thomas H. McLain and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)+

10.9	Employment Agreement dated April 1, 2004 between Thomas H. McLain and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)+

10.10	Change of Control Severance Agreement dated April 1, 2004 between Henrik Rasmussen, Ph.D., MD and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)+

10.11	Employment Agreement dated April 1, 2004 between Henrik Rasmussen, Ph.D., MD and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)+

10.12	Change of Control Severance Agreement dated April 1, 2004 between Raafat E.F. Fahim, Ph.D. and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)+

10.13	Employment Agreement dated April 1, 2004 between Raafat E.F. Fahim, Ph.D. and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)+

10.14	Change of Control Severance Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 1,
2006)+

10.15	Employment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.16	Relocation, Sign-On Bonus Repayment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.17	Severance Agreement dated January 13, 2006 between H. LeRoux Jooste and Nabi Biopharmaceuticals (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006)+

10.18	Nabi Biopharmaceuticals had entered into an Indemnification Agreement in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004, with the following named executive officers: Leslie Hudson, Ph.D., Jordan I. Siegel, Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D. and Adam E. Logal

10.19	Form of Retention Plan Restricted Stock Agreements entered into by Nabi Biopharmaceuticals and the following individuals: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended April 1,
2006)+

10.20	Form of Letter Agreement for Stock Option Grant and Acceptance between Nabi Biopharmaceuticals and the following individuals: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.21	Form of Letter Agreement for Retention Program Cash Bonus and Other Awards between Nabi Biopharmaceuticals and the following individuals: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.22	Restricted Stock Agreement between Nabi Biopharmaceuticals and Thomas H. McLain, dated May 12, 2006*+

10.23	Restricted Stock Agreement between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D., dated May 12, 2006*+

10.24	Restricted Stock Agreement between Nabi Biopharmaceuticals and Henrik S. Rasmussen, M.D., Ph.D., dated May 12, 2006*+

10.25	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Thomas H. McLain, dated May 12, 2006*+

10.26	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Joseph Johnson, dated May 12, 2006*+

10.27	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Adam Logal, dated May 12, 2006*+

10.28	Separation Agreement between Joseph Johnson and Nabi Biopharmaceuticals, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.29	Summary of Director Compensation*

10.30	Base Salary Levels of Executive Officers (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.31	Nabi Biopharmaceuticals has entered into an Indemnification Agreement with each of its directors in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.32	Termination Agreement between Cambrex Bio Science Baltimore, Inc. and Nabi Biopharmaceuticals, dated February 17, 2006 (incorporated by reference Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.33	Definitive Co-Development and Commercialization Agreement between Kedrion S.p.A. and Nabi Biopharmaceuticals, dated June 26, 2006 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)++

10.34	Agreement to Develop, Supply and Market ATG-Fresenius North America, between Fresenius Biotech GmbH and Nabi Biopharmaceuticals, dated March 30, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)++

10.35	Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 11, 2006*++

10.36	Amendment No. 1 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 31, 2006*

10.37	Amendment No. 2 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006*++

10.38	Non-Competition and Nonsolicitation Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006*

10.39	Asset Purchase Agreement between Nabi Biopharmaceuticals and Braintree Laboratories, Inc. dated June 23, 2003 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)++

10.40	Letter Amendment to Asset Purchase Agreement between Nabi Biopharmaceuticals and Braintree Laboratories, Inc. dated October 19, 2006*++

10.41	Plasma Purchase Agreement between Bayer HealthCare LLC and Nabi Biopharmaceuticals dated as of December 3, 2003 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)++

10.42	Plasma Purchase Agreement between Talecris Biotherapeutics, Inc. (successor in interest to the plasma business of Bayer HealthCare LLC) and Nabi Biopharmaceuticals effective as of September 13, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)++

12.	Statement Re: Computation of Ratio of Earnings to Fixed Charges*

23.	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.	Section 1350 Certification*

*	Filed herewith
+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.
++	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2007.

Nabi Biopharmaceuticals

By:	/s/ Leslie Hudson, Ph.D.
Leslie Hudson, Ph.D.
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Leslie Hudson, Ph.D.
Leslie Hudson, Ph.D.	Chief Executive Officer and President	March 15, 2007

/s/ Jordan I. Siegel	Senior Vice President, Finance, Chief Financial Officer and Treasurer	March 15, 2007
Jordan I. Siegel

/s/ Jason Aryeh		March 15, 2007
Jason Aryeh	Director

/s/ David L. Castaldi		March 15, 2007
David L. Castaldi	Director

/s/ Geoffrey F. Cox, Ph.D.	Non-executive Chairman of the Board of Directors	March 15, 2007
Geoffrey F. Cox, Ph.D.

/s/ Peter B. Davis		March 15, 2007
Peter B. Davis	Director

/s/ Richard A. Harvey, Jr.		March 15, 2007
Richard A. Harvey, Jr.	Director

/s/ Linda Jenckes		March 15, 2007
Linda Jenckes	Director

/s/ Timothy Lynch		March 15, 2007
Timothy Lynch	Director

/s/ Stephen G. Sudovar		March 15, 2007
Stephen G. Sudovar	Director

Nabi Biopharmaceuticals

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FROM TOTAL OPERATIONS

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Charged Against Reserve	Balance at End of Period
Year ended December 30, 2006:

Allowance for doubtful accounts	$6	$7	$—	$7	$20

Inventory valuation allowance	11,750	2,143	—	(271)	13,622

Deferred tax assets valuation allowance	78,556	24,738	—	—	103,294

Year ended December 31, 2005:

Allowance for doubtful accounts	$433	$9	$—	$(436)	$6

Inventory valuation allowance	6,421	8,580	(2,604)	(647)	11,750

Deferred tax assets valuation allowance	—	78,556	—	—	78,556

Year ended December 25, 2004:

Allowance for doubtful accounts	$646	$428	$—	$(641)	$433

Inventory valuation allowance	5,219	3,950	(577)	(2,171)	6,421

Nabi Biopharmaceuticals

EXHIBIT INDEX

Exhibit No.	Description
4.2	Form of Common Stock Certificate

10.22	Restricted Stock Agreement between Nabi Biopharmaceuticals and Thomas H. McLain, dated May 12, 2006+

10.23	Restricted Stock Agreement between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D., dated May 12, 2006+

10.24	Restricted Stock Agreement between Nabi Biopharmaceuticals and Henrik S. Rasmussen, M.D., Ph.D., dated May 12, 2006+

10.25	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Thomas H. McLain, dated May 12, 2006+

10.26	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Joseph Johnson, dated May 12, 2006+

10.27	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Adam Logal, dated May 12, 2006+

10.29	Summary of Director Compensation

10.35	Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 11, 2006++

10.36	Amendment No. 1 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 31, 2006

10.37	Amendment No. 2 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006++

10.38	Non-Competition and Nonsolicitation Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006

10.40	Letter Amendment to Asset Purchase Agreement between Nabi Biopharmaceuticals and Braintree Laboratories, Inc. dated October 19, 2006++

12.	Statement Re: Computation of Ratio of Earnings to Fixed Charges

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification