Form 10-Q
period 2007-03-31
NABI  BIOPHARMACEUTICALS
filed 2007-05-03
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at April 30, 2007 was 60,658,014 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2007	December 30, 2006
Assets
Current assets:
Cash	$84,663	$86,227
Marketable securities	26,500	32,500
Restricted cash	805	805
Trade accounts receivable, net	17,200	20,377
Inventories, net	17,770	19,260
Prepaid expenses and other current assets	3,044	2,654
Assets of discontinued operations	309	13,341

Total current assets	150,291	175,164
Property, plant and equipment, net	86,566	88,329
Other assets:
Intangible assets, net	1,615	1,683
Other, net	676	701

Total assets	$239,148	$265,877

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,450	$7,998
Accrued expenses	14,305	16,095
Capital lease obligations, net	229	291
Liabilities of discontinued operations	6,013	20,554

Total current liabilities	27,997	44,938
2.875% convertible senior notes, net	109,355	109,313
Other liabilities	829	238

Total liabilities	138,181	154,489

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,145	6,149
Capital in excess of par	327,838	327,228
Treasury stock	(5,321)	(5,321)
Accumulated deficit	(227,695)	(216,668)

Total stockholders’ equity	100,967	111,388

Total liabilities and stockholders’ equity	$239,148	$265,877

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Revenues	$23,748	$19,517
Costs and expenses:
Costs of products sold, excluding amortization of intangible assets	14,316	14,092
Royalty expense	423	356

Gross margin, excluding amortization of intangible assets	9,009	5,069

Selling, general and administrative expense	9,968	11,677
Research and development expense	10,056	8,778
Amortization of intangible assets	68	68
Other operating expenses, principally freight	45	179

Operating loss	(11,128)	(15,633)

Interest income	1,580	1,063
Interest expense	(917)	(953)
Other (expense) income, net	(2)	65

Loss from continuing operations before income taxes	(10,467)	(15,458)
Income taxes	(190)	—

Loss from continuing operations	(10,657)	(15,458)

Net loss from discontinued operations	(372)	(2,619)

Net loss	$(11,029)	$(18,077)

Basic and diluted loss per share:
Continuing operations	$(0.17)	$(0.26)
Discontinued operations	(0.01)	(0.04)

Basic and diluted loss per share	$(0.18)	$(0.30)

Basic and diluted weighted average shares outstanding	61,258	60,329

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Cash flow from operating activities:
Net loss from continuing operations	$(10,657)	$(15,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,156	2,237
Accretion of discount on convertible senior notes	42	42
Interest expense on non-interest bearing notes	—	10
Provision for doubtful accounts	4	21
Provision for slow moving or obsolete inventory	81	305
Non-cash compensation	490	445
Disposal of fixed assets, net	13	47
Other, primarily foreign currency translation	—	(182)
Changes in assets and liabilities:
Trade accounts receivable	3,173	4,862
Inventories	1,409	(821)
Prepaid expenses and other current assets	(390)	503
Other assets	21	58
Accounts payable and accrued expenses	(2,106)	(3,731)

Total adjustments	4,893	3,796

Net cash used in operating activities from continuing operations	(5,764)	(11,662)
Net cash used in operating activities from discontinued operations	(1,964)	(10,473)

Net cash used in operating activities	(7,728)	(22,135)

Cash flow from investing activities:
Purchases of marketable securities	(9,750)	(50,600)
Proceeds from sales of marketable securities	15,750	25,550
Proceeds from sale of assets, net of closing costs	—	8
Capital expenditures	(333)	(423)

Net cash provided by (used in) investing activities from continuing operations	5,667	(25,465)
Net cash provided by investing activities from discontinued operations	82	—

Net cash provided by (used in) investing activities	5,749	(25,465)

Cash flow from financing activities:
Repayments of notes payable and capital leases	(63)	(32)
Proceeds from exercise of employee stock options	195	325

Net cash provided by financing activities from continuing operations	132	293
Net cash provided by (used in) financing activities from discontinued operations	283	(3,059)

Net cash provided by (used in) financing activities	415	(2,766)

Net decrease in cash and cash equivalents	(1,564)	(50,366)
Cash and cash equivalents at beginning of period	86,227	101,762

Cash and cash equivalents at end of period	$84,663	$51,396

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of transplantation, infectious disease, nicotine addiction, and hematology/oncology. We are a vertically integrated company with marketed products, a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We have two biopharmaceutical products on the market: Nabi-HB® [Hepatitis B Immune Globulin (Human)] and Aloprim™ (allopurinol sodium) for Injection. We also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products and excess antibody production toward funding the development of our product pipeline. During the third quarter of 2006, we reclassified the results of the PhosLo product line as discontinued operations. Refer to Note 3.

On March 12, 2007, we announced our intentions to re-organize our current operations into two strategic business units: Nabi Biologics and Nabi Pharmaceuticals. Nabi Biologics will have responsibility for our protein and immunological products and development pipeline, including Nabi-HB, Nabi-HB Intravenous for the prevention of hepatitis B re-infection after liver transplant, Civacir® [Hepatitis C Immune Globulin Human)] and ATG-Fresenius S. The unit will manage the operations of our plasma collection centers and protein fractionation and vaccine production plant. Nabi Pharmaceuticals will have responsibility for our NicVAX® (Nicotine Conjugate Vaccine) and StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) programs, as well as the product Aloprim™ (allopurinol sodium) for Injection and our continuing milestone-related clinical development obligations following the sale of PhosLo. We expect to complete this internal restructuring during 2007.

We are incorporated in Delaware. We maintain our commercial and manufacturing operations in Boca Raton, Florida, a network of nine plasma centers in seven states, and our research and development operations in Rockville, Maryland.

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

NOTE 2 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 30, 2006 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission on March 15, 2007.

Principles of consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

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

Basis of presentation and reclassifications: Certain prior period amounts have been reclassified to conform to the current year’s presentation. As discussed in Note 3, the results of operations, and the assets and liabilities related to PhosLo have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. Accordingly, results of the operations related to PhosLo from prior periods have been reclassified to discontinued operations.

New accounting pronouncements: In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we have adopted FIN 48 effective December 31, 2006. See Note 8 for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

NOTE 3 DISCONTINUED OPERATIONS

On November 14, 2006, we sold under a definitive agreement, or the PhosLo Agreement, certain assets related to our PhosLo operations. Under the terms of the PhosLo Agreement, we received $65 million in cash at closing and we earned and collected $8 million of milestone payments and earned an additional $2.5 million during 2006. We will earn up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation and we are entitled to royalties on sales of the new product formulation currently under development over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

All of the assets and liabilities of discontinued operations are related to our biopharmaceutical segment.

The following table presents the major classes of assets that have been presented as Assets of discontinued operations and Liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

(In thousands)	March 31, 2007	December 30, 2006
Restricted cash	$—	$10,841
Milestone receivable	—	2,500
Trade accounts receivable, net	309	—

Total assets of discontinued operations	$309	$13,341

(In thousands)	March 31, 2007	December 30, 2006
Trade accounts payable	$808	$2,291
Accrued expenses	5,205	7,505
Note payable, net	—	10,758

Total liabilities of discontinued operations	$6,013	$20,554

The following presents summarized financial information for the discontinued operations presented in the accompanying unaudited condensed consolidated statement of operations for the three months ended April 1, 2006:

(In thousands)	April 1, 2006
Total revenues	$8,031
Operating loss	(2,474)
Loss before income taxes	(2,619)
Net loss	(2,619)

The operating loss of $0.4 million reflected in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007, primarily represents the net impact of changes made to our sales deduction liabilities, based on our ongoing estimation process for such deductions.

NOTE 4 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out, or FIFO method, are as follows:

(In thousands)	March 31, 2007	December 30, 2006
Finished goods	$11,416	$13,392
Work in process	5,258	4,830
Raw materials	1,096	1,038

Total	$17,770	$19,260

The net inventory balances reflected in the accompanying unaudited condensed consolidated balance sheets include provisions or write-offs against inventory that have been recorded in accordance with our stated accounting policy.

Work in process inventory at March 31, 2007 and December 30, 2006, primarily consisted of Nabi-HB for which manufacture was in process or that was awaiting release to the market from the U.S. Food and Drug Administration, or FDA, in accordance with the normal course of our business.

The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. We record pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, a regulatory filing has been made for licensure for marketing the product and the review of that filing has progressed to a point that we have objective and persuasive evidence that regulatory approval is probable and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write-off the related amounts of pre-launch inventory in the period of that determination.

As of March 31, 2007 and December 30, 2006, we had fully reserved all pre-launch inventories of certain products that have not yet received final governmental approval.

NOTE 5 LOSS PER SHARE

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

A total of 251,190 and 141,170 common stock equivalents have been excluded from the calculation of net loss per share in the three months ended March 31, 2007 and April 1, 2006, respectively, because their inclusion would be anti-dilutive.

Although not impacting the loss per share, 132,873 shares of restricted stock awards were forfeited in connection with employment terminations during the quarter ended March 31, 2007.

NOTE 6 OPERATING SEGMENT INFORMATION

We have historically managed our operations in two reportable segments, the biopharmaceutical products and antibody products segments. The biopharmaceutical products segment consists of the production and sale of proprietary biopharmaceutical products and research and development efforts for the biopharmaceutical product lines. The antibody products segment consists of the collection and sale of non-specific and specialty antibody products to other biopharmaceutical manufacturers and the production and sale of antibody-based control products.

We evaluate the performance of each segment based on operating profit or loss. There are no inter-segment sales. Antibody product used to manufacture Nabi-HB is transferred from our antibody segment to our biopharmaceutical segment at cost. There is no inter-segment allocation of interest expense and income taxes.

The following table presents information related to our two reportable segments:

	For the Three Months Ended
(In thousands )	March 31, 2007	April 1, 2006
Revenues:
Biopharmaceutical products	$11,602	$7,865
Antibody products	12,146	11,652

	$23,748	$19,517

Gross margin:
Biopharmaceutical products	$6,577	$3,259
Antibody products	2,432	1,810

	$9,009	$5,069

Operating loss:
Biopharmaceutical products	$(10,217)	$(13,474)
Antibody products	(911)	(2,159)

	$(11,128)	$(15,633)

Selling and marketing expense and research and development expense are allocated almost fully to the biopharmaceutical products segment based on the allocation of effort within those functions. General and administrative expenses are allocated to each segment based primarily on relative sales levels.

Our ex-U.S. operating loss during the three months ended March 31, 2007 was not material as these operations have been curtailed and are winding down. Our ex-U.S. operating loss during the three months ended April 1, 2006 was approximately $0.5 million which primarily related to residual expenses associated with our European operations, and was allocated wholly to our biopharmaceutical business.

The following table reconciles reportable segment operating loss from continuing operations before income taxes:

	For the Three Months Ended
(In thousands )	March 31, 2007	April 1, 2006
Loss from continuing operations before income taxes:
Reportable segment operating loss	$(11,128)	$(15,633)
Unallocated interest expense	(917)	(953)
Unallocated other income and expense, net	1,578	1,128

Consolidated loss from continuing operations before income taxes	$(10,467)	$(15,458)

On March 12, 2007, we announced our intentions to re-organize our current operations into two strategic business units: Nabi Biologics and Nabi Pharmaceuticals. Nabi Biologics will have responsibility for our protein and immunological products and development pipeline, including Nabi-HB, Nabi-HB Intravenous for the prevention of hepatitis B re-infection after liver transplant, Civacir® [Hepatitis C Immune Globulin Human)] and ATG-Fresenius S. The unit will also manage the operations of our plasma collection centers and protein fractionation and vaccine production plant. Nabi Pharmaceuticals will have responsibility for our NicVAX® (Nicotine Conjugate Vaccine) and StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) programs, as well as our product Aloprim™ (allopurinol sodium) for Injection and our continuing milestone-related clinical development obligations following the sale of PhosLo.

When we successfully complete this restructuring and revise our internal management reporting to conform to this structure, we will revise the applicable segment reporting disclosures in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

NOTE 7 COMMITMENTS AND CONTINGENCIES

During 2006, we recorded $4.5 million of other biopharmaceutical revenue related to a contract manufacturing agreement with Inhibitex, Inc., or Inhibitex. Inhibitex disputed the amounts due to us and we arbitrated this dispute during January 2007. On February 9, 2007, we received a favorable ruling from the arbitrator awarding us the full $4.5 million which we recorded in 2006. On March 20, 2007, we filed a Motion to Confirm the arbitration award for which there was a hearing in April 2007. We expect a court ruling on this matter to occur during the second quarter of 2007. We expect to receive the full amount during 2007.

During July 2006, we amended our agreement with DSM Pharmaceuticals, Inc., or DSM, pursuant to which we acquired rights to Aloprim. Under the terms of the amended agreement, we had a remaining minimum requirement to pay DSM $1.4 million over the period ending June 29, 2009, of which we paid $0.5 million in December 2006 and $0.3 million in March 2007. Our remaining purchase commitment requires us to pay $0.3 million in 2008 and $0.3 million in 2009. See Note 9 regarding an agreement to sell Aloprim under which the buyer has agreed to assume this remaining commitment.

During 2006, we engaged an outside consultant to assess our pricing programs under Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified approximately $3.8 million of additional liabilities, of which remaining amounts due at March 31, 2007 and December 30, 2006 were approximately $2.7 million and $2.9 million, respectively. Once rebilled, we expect to pay this obligation during the remainder of 2007. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicaid and other governmental pricing programs.

We have agreements with certain members of our senior management that include certain cash payments and equity-based award modifications in the event of a termination of employment or a change in control of the Company. At March 31, 2007, we had approximately $1.6 million of total accrued severance benefits included in “Accrued expenses” and “Other liabilities” in the accompanying unaudited condensed consolidated balance sheet, in connection with the resignation of our former President and Chief Executive Officer from the Company.

In September 2001, our Board of Directors approved the expenditure of up to $5.0 million to purchase our common stock in the open market or in privately negotiated transactions. To date, we have incurred $1.9 million acquiring 345,883 shares under this authorization, leaving $3.1 million available for future purchases. No shares were purchased during 2007 or 2006.

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

On July 18, 2006, we filed a motion to dismiss Roxane’s anti-trust counterclaim, as well as to stay and bifurcate discovery on that counterclaim. On October 20, 2006, the Magistrate Judge ruled that discovery on the counterclaim should proceed simultaneously with discovery on the underlying patent claim. On March 21, 2007, the District Judge denied our motion to dismiss the counterclaim. Discovery has closed although, by agreement between the parties, some further expert deposition still may take place.

On November 12, 2006, we completed the sale of the PhosLo product line and related intellectual property, including the patents which are the subject of this litigation to a U.S. subsidiary of Fresenius Medical Care. As a consequence of this sale, we are no longer the plaintiff in this litigation. However, we remain a defendant with the purchaser in relation to an anti-trust claim filed by Roxane in this litigation. The anti-trust counterclaim is based on allegations that we should not have initiated litigation and have continued to maintain the litigation after the sale. Consequently, we remain responsible for all litigation costs in connection with the anti-trust counterclaim for as long as the counterclaim remains a part of this litigation.

NOTE 8 INCOME TAXES

Adoption of FIN 48

Prior to December 31, 2006, we recognized income taxes with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies”, or SFAS No. 5. Under SFAS No. 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Prior to December 31, 2006, the liabilities recorded under SFAS No. 5 including interest and penalties related to income tax exposures, would have been recognized as incurred within “income taxes” in our condensed consolidated statements of operations. We recorded no such liabilities in 2006.

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our condensed consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable.

There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN48. We did identify certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

Uncertain Income Tax Positions

We file income tax returns in the U.S. federal jurisdiction, with various states and with various foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income returns in any jurisdiction.

Federal: Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.

State: Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2003 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2003.

Foreign: We began foreign operations in 2004. We are subject to foreign tax examinations by tax authorities for all such years of operation.

As a result of our December 31, 2006 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $8.3 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of March 31, 2007, the total amount of gross unrecognized tax benefits was $7.1 million, and accrued interest and penalties on such unrecognized tax benefits was $45,000.

The net unrecognized tax benefits, if recognized, would impact the effective tax rate as of December 30, 2006 and March 31, 2007, are $0 and $0.2 million, respectively, due to the effect of our full net deferred tax asset valuation allowance.

We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the remainder of 2007.

Other Income Tax Disclosures

Consistent with 2006, we anticipate recording a valuation allowance against all of our deferred tax assets during 2007. As a result of this valuation allowance, we expect our full year effective tax rate to be at or about zero.

Under Section 382 of the Internal Revenue Code, or Section 382, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of pre-Section 382 ownership change tax losses for federal income tax purposes would be limited to approximately $14.0 million per year. As a result, federal net operating losses may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes. A more detailed calculation will be prepared once we have taxable income reportable under federal and state laws.

NOTE 9 SUBSEQUENT EVENT

On April 16, 2007, we executed a definitive agreement to sell certain assets related to our Aloprim product to Bioniche Teoranta, a limited company incorporated in the Republic of Ireland, for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million will be payable at closing, which is anticipated to occur in the second quarter of 2007, $1.4 million will be payable on December 28, 2007, and $1.0 million will be payable on December 26, 2008. The buyer agreed at the closing to assume certain outstanding liabilities. See Note 7 above.

In connection with the closing of this transaction, we expect to record a gain of approximately $2.6 million during the second quarter of 2007. We did not treat this transaction as a discontinued operation given its relative immateriality.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 31, 2007 and April 1, 2006. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of transplantation, infectious disease, nicotine addiction, and hematology/oncology. We are a vertically integrated company with marketed products, a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We have two biopharmaceutical products on the market: Nabi-HB® [Hepatitis B Immune Globulin (Human)] and Aloprim™ (allopurinol sodium) for Injection. We also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of our marketed products and excess antibody production toward funding the development of our product pipeline. During the third quarter of 2006, we reclassified the results of the PhosLo product line as discontinued operations.

On March 12, 2007, we announced our intentions to re-organize our current operations into two strategic business units: Nabi Biologics and Nabi Pharmaceuticals. Nabi Biologics will have responsibility for our protein and immunological products and development pipeline, including Nabi-HB, Nabi-HB Intravenous for the prevention of hepatitis B re-infection after liver transplant, Civacir® [Hepatitis C Immune Globulin Human)] and ATG-Fresenius S. The unit will manage the operations of our plasma collection centers and protein fractionation and vaccine production plant. Nabi Pharmaceuticals will have responsibility for our NicVAX® (Nicotine Conjugate Vaccine) and StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) programs, as well as the product Aloprim™ (allopurinol sodium) for Injection and our continuing milestone-related clinical development obligations following the sale of PhosLo. We expect to complete this internal restructuring during 2007.

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

RESULTS OF OPERATIONS

For all periods shown, the results from our PhosLo product line have been reclassified as discontinued operations. Refer to Note 3 in the accompanying unaudited condensed consolidated financial statements.

Information concerning our sales by operating segment is set forth in the following table:

(In thousands, except percentages )	For the Three Months Ended
	March 31, 2007		April 1, 2006
Biopharmaceutical Products:
- Nabi-HB	$10,091	43%	$7,161	36%
- Other Biopharmaceuticals	1,511	6	704	4

Biopharmaceutical subtotal	11,602	49	7,865	40

Antibody Products:
- Specialty antibodies	5,130	21	5,878	30
- Non-specific antibodies	7,016	30	5,774	30

Antibody subtotal	12,146	51	11,652	60

Total	$23,748	100%	$19,517	100%

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006

Revenues. Total revenues for the first quarter of 2007 were $23.7 million compared to $19.5 million for the first quarter of 2006.

Biopharmaceutical revenues were $11.6 million in the first quarter of 2007 compared to $7.9 million for the first quarter of 2006.

Nabi-HB® [Hepatitis B Immune Globulin (Human)]. Revenues of Nabi-HB were $10.1 million for the first quarter of 2007 compared to $7.2 million for the first quarter of 2006. Revenues for Nabi-HB are impacted by the number of hepatitis B positive liver transplants and the dosing schedules that these patients undergo. End user demand for Nabi-HB increased slightly during the first quarter of 2007 compared to the first quarter of 2006. Also, during 2006, our wholesaler customers reduced their Nabi-HB inventory stocking levels, which resulted in lower purchases of the product.

Our product, Nabi-HB, is a human polyclonal antibody product indicated to prevent hepatitis B infection following accidental exposure to hepatitis B virus, or HBV. However, we believe the majority of Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients and that Nabi-HB is currently the leading product by sales for this use.

In November 2002, we filed a Biologics License Application, or BLA, with the FDA for Nabi-HB Intravenous, to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. A Blood Product Advisory Committee, or BPAC, meeting was held at the request of the FDA in July 2006. The BPAC recommended that the FDA approve Nabi-HB Intravenous with nine votes in favor and two votes against. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us which we intend to provide during the third quarter of 2007. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA before the end of the year.

In April 2007, Cangene Corporation, or Cangene, reported that the FDA has approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We believe that the sale of Cangene’s product in the U.S. with its new license indication will have an adverse effect on Nabi-HB sales and pricing, and that the adverse effect will become more material if we are unable to obtain approval of our BLA for Nabi-HB Intravenous .. At this time we are unable to determine the amount of the effect on Nabi-HB’s sales and pricing.

Other biopharmaceuticals. Other biopharmaceutical products, which include contract manufacturing services, Aloprim (allopurinol sodium) for Injection, and intermediate products manufactured in our plant, generated revenues of $1.5 million for the first quarter of 2007 compared to $0.7 million for the first quarter of 2006 primarily attributable to higher contract manufacturing. On April 16, 2007, we executed a definitive agreement to sell our Aloprim product and expect the transaction to close during the second quarter of 2007.

Total antibody sales for the first quarter of 2007 were $12.1 million compared to $11.7 million for the first quarter of 2006, due to higher overall production levels.

Specialty antibody sales. Specialty antibody sales totaled $5.1 million in the first quarter of 2007 compared to $5.9 million in the first quarter of 2006, primarily reflecting decreased sales of Tetanus and Anti-D antibodies, partially offset by increased sales of rabies antibodies.

Non-specific antibody sales. Sales of non-specific antibodies for the first quarter of 2007 totaled $7.0 million compared to $5.8 million for the first quarter of 2006. Sales of non-specific antibodies increased primarily as the result of higher overall production levels.

Gross margin. Gross margin for the first quarter of 2007 was $9.0 million, or 38% of sales, compared to $5.1 million, or 26% of sales, for the first quarter of 2006. The increase in gross margin as measured in dollars for the first quarter of 2007 is primarily due to increased sales of Nabi-HB and an increase in plant utilization. During the first quarter of 2006, we had a $1.6 million charge relating to excess plant capacity compared to a $0.1 million charge during the first quarter of 2007.

Selling, general and administrative expense. Selling, general and administrative expense was $10.0 million, or 42% of sales, for the first quarter of 2007 compared to $11.7 million, or 60% of sales, for the first quarter of 2006. This decrease is primarily due to lower personnel and marketing-related expenses, as we continue to reduce our overall infrastructure costs, and lower compliance costs related to sales rebates. These decreased costs were partially offset by a $1.6 million estimated severance accrual recorded in the first quarter of 2007 related to the resignation of Thomas H. McLain, our former President and Chief Executive Officer, from the Company and expenses related to our ongoing exploration and pursuit of strategic alternatives. Mr. McLain is disputing the amounts due him.

Research and development expense. Research and development expense was $10.1 million for the first quarter of 2007 compared to $8.8 million for the first quarter of 2006. This increase is due to increased activities related to our Anti-D, IVIG and ATG-Fresenius S programs, which were initiated during 2006, partially offset by decreased spending on StaphVAX.

Interest income. Interest income was $1.6 million for the first quarter of 2007 compared to $1.1 million for the first quarter of 2006. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income was primarily due to an increase in the average cash balance for the first quarter of 2007, compared to the first quarter of 2006 and, higher average interest rates available for this invested cash.

Loss from Discontinued Operations. The loss from discontinued operations reflects the reclassification of the operations related to our PhosLo product line, which was sold during the fourth quarter of 2006. The loss from discontinued operations of $0.4 million reflected in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2007, primarily represents the net impact of changes made to our sales deduction liabilities, based on our ongoing estimation process for such deductions.

Income taxes. During 2007 and consistent with 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, we expect our full-year effective tax rate to be at or about zero. However, in connection with our adoption of FIN 48, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria and therefore, we recorded a $0.2 million adjustment through our current period income tax provision, as it was not material to any period impacted.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 31, 2007 totaled $111.2 million compared to $118.7 million at December 30, 2006. This decline is primarily the result of funding our net loss during the current period.

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

Capital expenditures were $0.3 million for the first three months of 2007. During 2007, we anticipate capital expenditures to be between $2 million to $4 million, primarily for maintenance of our facilities, to support research and development activities and information technology systems.

As part of the employee retention program we made cash payments of $1.1 million to certain key employees who were employed by us on March 1, 2007.

During the first three months of 2007, we received $0.5 million from the exercise of employee stock options.

If we are successful in completing the sale of Aloprim to Bioniche Teoranta, we anticipate receiving $1.3 million in the second quarter of 2007, $1.4 million on December 28, 2007, and $1.0 million on December 26, 2008.

On December 7, 2004, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission. This registration statement will permit us, from time to time, to offer and sell up to $175 million of equity or debt securities. If we elect to sell securities under this registration statement, we anticipate using net proceeds from such sales to provide additional funds for general corporate purposes, including but not limited to clinical trials, research, development and marketing expenses, and new acquisition and licensing opportunities.

On September 19, 2001, our Board of Directors approved the expenditure of up to $5.0 million to repurchase shares of our common stock in the open market or in privately negotiated transactions. Repurchases will allow us to have treasury stock available to support our stock option and stock purchase programs. We acquired no shares under this program during the past five and a half years. We will evaluate market conditions in the future and make decisions to repurchase additional shares of our common stock on a case-by-case basis in accordance with our Board of Directors’ approval. We have acquired 345,883 shares of our common stock for a total of $1.9 million since the inception of this buy back program. We also may seek approval of our Board of Directors to repurchase from time to time our Convertible Senior Notes in the open market or in privately negotiated transactions.

We believe cash and cash equivalents and marketable securities on hand at March 31, 2007 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and all of its wholly-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. We believe these estimates are reasonable and appropriate. However, if actual experience differs from the assumptions and other considerations used, the resulting changes could have a material effect on the financial statements taken as a whole.

We believe that the following policies and estimates are critical because they involve significant judgments, assumptions, and estimates. We have discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

Accounts Receivable and Revenue Recognition

During the three months ended March 31, 2007, we had biopharmaceutical product sales of $11.6 million. At March 31, 2007, we had $17.5 million of trade accounts receivable including $12.6 million from biopharmaceutical sales, of which $0.3 million has been reclassified to discontinued operations.

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from product sales is recognized when title and risk of loss are transferred to the customer. Reported sales are net of estimated customer prompt pay discounts, government payer rebates, customer returns, other customer allowances, and other wholesaler fees and chargebacks. At March 31, 2007, we had $2.3 million recorded in accrued expenses (continuing operations) related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience is greater than our assumptions we will then record additional expenses in that period.

We estimate allowances for revenue dilution items using a combination of information received from first parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution allowances are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates, and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. On January 1, 2006, we entered into a number of agreements with Prescription Drug Plans, or PDPs, to provide PhosLo to patients under the Medicare Prescription Drug Improvement and Modernization Act of 2003’s Part D plan. We were required to make a number of assumptions, including how many patients will be covered by these PDP agreements in order to record our liabilities under these agreements. These assumptions were based on our understanding of the PhosLo patient population and expected utilization rates based on historical data. We believe that such provisions are estimable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. This provision is discussed in further detail below.

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

The following table represents the amounts we have accrued for sales deductions included in continuing operations:

(In thousands)	Chargebacks	Rebates	Sales discounts	Other sales deductions	Total sales deductions
Balance at December 30, 2006	$696	$934	$799	$348	$2,777
Provision	547	(217)	338	190	858
Actual credits utilized during the three months ended March 31, 2007	(658)	(101)	(423)	(158)	(1,340)

Balance at March 31, 2007	$585	$616	$714	$380	$2,295

The following table represents the amounts we have accrued for sales deductions included in discontinued operations:

(In thousands)	Chargebacks	Rebates	Sales discounts	Other sales deductions	Total sales deductions
Balance at December 30, 2006	$601	$5,381	$438	$760	$7,180
Provision	99	223	—	(22)	300
Actual credits utilized during the three months ended March 31, 2007	(700)	(1,648)	(97)	(30)	(2,475)

Balance at March 31, 2007	$—	$3,956	$341	$708	$5,005

Inventory and Reserves for Slow Moving or Obsolete Inventory

At March 31, 2007, we had net inventory of $17.8 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product remaining shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final governmental approval once these products have attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, a regulatory filing has been made for licensure for marketing the product and the review of that filing has progressed to a point that we have an objective and persuasive evidence that regulatory approval is probable and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write-off the related amounts of pre-launch inventory in the period of that determination.

As of March 31, 2007 and December 30, 2006, we had fully reserved all pre-launch inventories of certain products that have not yet received final governmental approval.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA approved environment and capitalized interest. Costs related to validation and capitalized interest, have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method of depreciation subject to a minimum level of depreciation based on straight-line depreciation. The units-of-production method of depreciation is based on management’s estimate of production levels. Management believes the units-of-production method is appropriate for these specialized assets. Use of the units-of-production method of depreciation may result in significantly different financial results of operation than straight-line depreciation in periods of lower than average or higher than average production levels. However, this differential is limited in periods of lower than average production, as we record a minimum of 60% of the depreciation that would have otherwise been recorded had we used the straight-line method. We have recorded depreciation expense utilizing the 60% minimum in every period since placing this facility into service. In the first quarter of 2007, we recorded additional depreciation under this policy of $0.1 million. For the comparable period of 2006, we recorded additional depreciation under this policy of $0.7 million.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we adopted FIN 48 effective December 31, 2006. In connection with our FIN 48 review, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above, and therefore recorded a $0.2 million adjustment through our income tax provision in the current period, as it was not material to any period impacted.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

FORWARD LOOKING STATEMENTS

Statements in this Quarterly report that are not strictly historical are forward-looking statements and include statements about our agreement to sell Aloprim and the expected proceeds from the sale, payment of an Arbitration award from Inhibitex, capital expenditures, cash position, reorganization of our current business into two new business units, clinical trials and studies, licensure applications, and alliances and partnerships. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or distribute our existing and pipeline products, including NicVAX and our Gram-positive infections products; obtain successful clinical trial results; generate sufficient cash flow from sales of products or from milestone or royalty payments to fund our development and commercialization activities; attract and maintain the human and financial resources to commercialize current products and bring to market products in development; depend upon third parties to manufacture or fill our products; obtain regulatory approval for our products in the U.S. or other markets; realize sales from Nabi-HB due to patient treatment protocols, the number of liver transplants performed in HBV-positive patients or the introduction of competitive products; achieve market acceptance of our products; expand our sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products; effectively and/or profitability use, or utilize the full capacity of, our vaccine manufacturing facility; manufacture NicVAX or other products in our own vaccine manufacturing facility; comply with reporting and payment obligations under government rebate and pricing programs; raise additional capital on acceptable terms, or at all; and re-pay our outstanding convertible senior notes when due. These factors and others are more fully discussed below. Many of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commission on March 15, 2007. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We have two wholly owned Irish subsidiaries, one wholly owned United Kingdom subsidiary and one Luxembourg subsidiary. During the three months ended March 31, 2007, we did not record any sales by our foreign subsidiaries. One subsidiary incurred minimal expenses during this period. If the U.S. dollar weakens relative to a foreign currency, any losses generated in the foreign currency will, in effect, increase when converted into U.S. dollars and vice versa. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At March 31, 2007, we had $84.7 million of cash and cash equivalents and $26.5 million of marketable securities. In addition, we had outstanding Convertible Senior Notes that incur interest at 2.875% with a face value of $112.4 million and capital lease obligations of $0.2 million.

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

The table below presents the principal amount and the weighted-average interest rates of our investment and debt portfolio:

(In millions, except for percentages)	Estimated Fair Value at March 31, 2007
Assets:
Cash, cash equivalents and marketable securities	$111.2
Average interest rate	5.23%
Liabilities:
2.875% Convertible Senior Notes due 2025	$99.5
Capital lease obligations	0.2
Average interest rate	3.02%

Item 4.	Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On July 18, 2006, we filed a motion to dismiss Roxane’s anti-trust counterclaim, as well as to stay and bifurcate discovery on that counterclaim. On October 20, 2006, the Magistrate Judge ruled that discovery on the counterclaim should proceed simultaneously with discovery on the underlying patent claim. On March 21, 2007, the District Judge denied our motion to dismiss the counterclaim. Discovery has closed although, by agreement between the parties, some further expert deposition still may take place.

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

The following risk factor disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 has changed materially.

Our BLA license application for Nabi-HB Intravenous may not be approved and a competitive product will reduce sales of Nabi-HB.

Our BLA license application for Nabi-HB Intravenous that was filed in November 2002, may not be approved by the FDA. Nabi-HB is a human polyclonal antibody product currently indicated to prevent hepatitis B, or HBV, infection following accidental exposure to the virus. We believe the majority of our Nabi-HB sales are used to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Nabi-HB is not currently labeled for this use. In July 2006, the BPAC of the FDA rendered a positive opinion of our BLA for Nabi-HB Intravenous, voting to recommend approval of its use for the prevention of recurrence of hepatitis B after liver transplant. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us which we intend to provide mid-year. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA before the end of the year. The FDA usually follows the recommendations of its Advisory Committees, but it is not obligated to do so.

In April 2007, Cangene reported that the FDA has approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We have been unable to confirm if Cangene has applied to the FDA for Orphan Drug designation for such use. If Cangene were to seek and obtain an Orphan Drug designation the FDA would be prohibited from approving our BLA for Nabi-HB Intravenous for liver transplant patients during the seven-year exclusivity period afforded an Orphan Drug. While we do not believe that Cangene would be successful in obtaining Orphan Drug designation were it to seek that designation, there can be no assurance that Cangene will not obtain Orphan Drug designation for its product for use to prevent re-infection with hepatitis B in HBV-positive liver transplant patients.

Our inability to obtain licensure from the FDA for Nabi-HB Intravenous for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients would have an adverse effect on our future business, financial condition and results of operations because we would not be able to market Nabi-HB competitively against Cangene’s product for such use. Even if we are successful in obtaining a BLA for Nabi-HB Intravenous, competition from Cangene’s product will reduce sales of Nabi-HB, thereby having an adverse effect on our future business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals effective as of February 15, 2007*

10.2	Spot Grant Restricted Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals dated February 15, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 3, 2007	By:	/s/ Jordan I. Siegel
Jordan I. Siegel
Senior Vice President, Finance,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals effective as of February 15, 2007*

10.2	Spot Grant Restricted Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals dated February 15, 2007*

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

*	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.