Form 10-Q
period 2007-06-30
NABI  BIOPHARMACEUTICALS
filed 2007-08-02
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at July 30, 2007 was 61,103,387 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$68,517	$86,227
Marketable securities	35,425	32,500
Trade accounts receivable, net	16,489	20,377
Inventories, net	18,592	19,260
Prepaid expenses and other current assets	5,483	3,459
Assets of discontinued operations	338	13,341

Total current assets	144,844	175,164
Property, plant and equipment, net	84,816	88,329
Other assets:
Intangible assets, net	1,247	1,683
Other, net	1,523	701

Total assets	$232,430	$265,877

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,751	$7,998
Accrued expenses	14,106	16,095
Capital lease obligations, net	155	291
Liabilities of discontinued operations	4,146	20,554

Total current liabilities	25,158	44,938
2.875% convertible senior notes, net	109,397	109,313
Other liabilities	243	238

Total liabilities	134,798	154,489

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,190	6,149
Capital in excess of par	329,237	327,228
Treasury stock	(5,321)	(5,321)
Accumulated deficit	(232,474)	(216,668)

Total stockholders’ equity	97,632	111,388

Total liabilities and stockholders’ equity	$232,430	$265,877

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$20,873	$20,374	$44,621	$39,891
Cost of products sold	11,680	14,366	26,487	28,882

Gross margin	9,193	6,008	18,134	11,009
Selling, general and administrative expense	8,574	11,143	18,587	22,999
Research and development expense	9,048	8,883	19,104	17,661

Operating loss	(8,429)	(14,018)	(19,557)	(29,651)
Interest income	1,419	945	2,999	2,008
Interest expense	(886)	(905)	(1,803)	(1,858)
Other income, net	2,561	317	2,559	382

Loss from continuing operations before income taxes	(5,335)	(13,661)	(15,802)	(29,119)
Income taxes	—	—	(190)	—

Loss from continuing operations	(5,335)	(13,661)	(15,992)	(29,119)
Income (loss) from discontinued operations	557	(1,163)	185	(3,782)

Net loss	$(4,778)	$(14,824)	$(15,807)	$(32,901)

Basic and diluted (loss) income per share:
Continuing operations	$(0.09)	$(0.22)	$(0.26)	$(0.48)
Discontinued operations	0.01	(0.02)	0.00	(0.06)

Basic and diluted loss per share	$(0.08)	$(0.24)	$(0.26)	$(0.54)

Basic and diluted weighted average shares outstanding	61,280	60,977	61,192	60,653

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended
	June 30, 2007	July 1, 2006
Cash flow from operating activities:
Loss from continuing operations	$(15,992)	$(29,119)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	4,150	4,464
Provision for slow moving or obsolete inventory	111	453
Non-cash compensation	1,515	1,789
Gain on sale of assets, net	(2,557)	—
Disposal of fixed assets, net	40	236
Other	96	(407)
Changes in assets and liabilities:
Trade accounts receivable	3,875	4,277
Inventories	(85)	(2,097)
Prepaid expenses and other current assets	(634)	(100)
Other assets	15	80
Accounts payable and accrued expenses	(3,589)	(7,257)

Total adjustments	2,937	1,438

Net cash used in operating activities from continuing operations	(13,055)	(27,681)
Net cash used in operating activities from discontinued operations	(5,803)	(5,990)

Net cash used in operating activities	(18,858)	(33,671)

Cash flow from investing activities:
Purchases of marketable securities	(28,500)	(63,475)
Proceeds from sales of marketable securities	25,575	29,550
Proceeds from sale of assets, net of closing costs	1,300	8
Capital expenditures	(568)	(1,059)

Net cash used in investing activities from continuing operations	(2,193)	(34,976)
Net cash provided by investing activities from discontinued operations	2,582	—

Net cash provided by (used in) investing activities	389	(34,976)

Cash flow from financing activities:
Repayments of notes payable and capital leases	(137)	(72)
Proceeds from exercise of employee stock options	604	1,137

Net cash provided by financing activities from continuing operations	467	1,065
Net cash provided by (used in) financing activities from discontinued operations	292	(3,059)

Net cash provided by (used in) financing activities	759	(1,994)

Net decrease in cash and cash equivalents	(17,710)	(70,641)
Cash and cash equivalents at beginning of period	86,227	101,762

Cash and cash equivalents at end of period	$68,517	$31,121

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of hepatitis and transplants, gram positive bacterial infections and nicotine addiction. We are a vertically integrated company with sales of antibodies and other biologics, including Nabi-HB® [Hepatitis B Immune Globulin (Human)] (“Nabi-HB”) a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of Nabi-HB and other biologics toward funding the development of our product pipeline.

We recently announced the formation of two strategic business units: Nabi Biologics and Nabi Pharmaceuticals. Nabi Biologics has responsibility for our protein and immunological products and development pipeline, including Nabi-HB, Nabi-HB Intravenous for the prevention of hepatitis B re-infection after liver transplant, Civacir® [Hepatitis C Immune Globulin (Human)] (“Civacir”) and ATG-Fresenius S. The unit also manages the operations of our plasma collection centers and protein fractionation and vaccine production plant. Nabi Pharmaceuticals has responsibility for our NicVAX® (Nicotine Conjugate Vaccine) (“NicVAX”) and StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) (“StaphVAX”) programs.

We are incorporated in Delaware. We maintain our commercial and manufacturing operations in Boca Raton, Florida, a network of nine plasma centers in seven states, and our research and development operations in Rockville, Maryland.

We have retained Banc of America Securities LLC to assist with our exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization and/or the sale or merger of all or part of the company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

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

Basis of presentation and reclassifications: Certain prior period amounts have been reclassified to conform to the current year’s presentation. As discussed in Note 3, the results of operations and the assets and liabilities related to PhosLo® (calcium acetate), (“PhosLo”) have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. Accordingly, results of the operations related to PhosLo from prior periods have been reclassified to discontinued operations. As discussed in Note 6, our segment results have been redefined to reflect management’s recent formation of two strategic business units: Nabi Biologics and Nabi Pharmaceuticals, together with a newly created Corporate Shared Services group (“CSS”).

In our unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2007, we corrected the classification of the receipt of a $2.5 million PhosLo milestone payment. The payment relates to additional proceeds from the PhosLo sale agreement and is presented as net cash provided by investing activities from discontinued operations. In the condensed consolidated statement of cash flows for the three months ended March 31, 2007 it was classified as cash provided within net cash used in operating activities from discontinued operations. Based on immateriality, the condensed consolidated statement of cash flows for the three months ended March 31, 2007 was not restated.

New accounting pronouncements: Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN 48. See Note 8 for further details.

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

NOTE 3 DISPOSITIONS AND DISCONTINUED OPERATIONS

During the second quarter of 2007, we sold certain assets related to our Aloprim ™ (allopurinol sodium) for Injection (“Aloprim”) product to Bioniche Teoranta, a limited company incorporated in the Republic of Ireland, for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million is due on December 28, 2007 and $1.0 million is due on December 26, 2008. The buyer also assumed the remaining commitment under our agreement with DSM Pharmaceuticals, Inc. In connection with the closing of this transaction, we recorded a gain of $2.6 million during the second quarter of 2007, which is classified in “Other income, net” on our unaudited condensed consolidated statement of operations. We did not treat Aloprim as a discontinued operation given its relative immateriality.

During the fourth quarter of 2006, we sold under a definitive agreement, or the PhosLo Agreement, certain assets related to our PhosLo operations. Under the terms of the PhosLo Agreement, we received $65 million in cash at closing and we earned and collected $10.5 million of milestone payments as of June 30, 2007. We will earn up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation and we are entitled to royalties on sales of the new product formulation currently under development over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

All of the assets and liabilities of discontinued operations are related to PhosLo and are not allocated to our segments. The following table presents the major classes of assets that have been presented as “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying unaudited condensed consolidated balance sheets:

(In thousands)	June 30, 2007	December 30, 2006
Restricted cash	$—	$10,841
Milestone receivable	—	2,500
Accounts receivable	338	—

Total assets of discontinued operations	$338	$13,341

(In thousands)	June 30, 2007	December 30, 2006
Trade accounts payable	$93	$2,291
Accrued expenses	4,053	7,505
Note payable, net	—	10,758

Total liabilities of discontinued operations	$4,146	$20,554

The following table presents summarized financial information for the discontinued operations presented in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and July 1, 2006:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$375	$9,561	$75	$17,592
Operating income (loss)	557	(1,018)	185	(3,493)
Income (loss)	557	(1,163)	185	(3,782)

The revenues in fiscal 2007 primarily represent the net impact of changes made to our sales deduction liabilities, based on our ongoing estimation process for such deductions. Additional favorable accrual adjustments comprise the remainder of the net income in the current periods.

NOTE 4 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out, or FIFO method, are as follows:

(In thousands)	June 30, 2007	December 30, 2006
Finished goods	$13,495	$13,392
Work in process	4,100	4,830
Raw materials	997	1,038

Total	$18,592	$19,260

The net inventory balances reflected in the accompanying unaudited condensed consolidated balance sheets include provisions or write-offs against inventory that have been recorded in accordance with our stated accounting policy.

NOTE 5 LOSS PER SHARE

Basic loss per share is computed by dividing our net loss by the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted loss per share is calculated similarly, as additional shares would be considered anti-dilutive due to our net loss.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock grants. The dilutive impact of stock options and restricted stock is determined by applying the “treasury stock” method. A total of 261,304 and 387,864 common stock equivalents have been excluded from the calculation of diluted net loss per share in the three months ended June 30, 2007 and July 1, 2006, respectively, because their inclusion would be anti-dilutive. In addition, a total of 363,184 and 264,517 common stock equivalents have been excluded from the calculation of diluted net loss per share in the six months ended June 30, 2007 and July 1, 2006, respectively, because their inclusion would be anti-dilutive.

NOTE 6 OPERATING SEGMENT INFORMATION

During the second quarter, we redefined our segments to reflect the recent formation of two strategic business units: Nabi Biologics and Nabi Pharmaceuticals. See Note 1.

In connection with this realignment, we created the CSS group, which was developed to streamline and improve finance, information technology, human resources, and business development activities. CSS costs also include legal, government affairs, investor relations, corporate governance and executive administrative expenses. The cost of these activities, which previously were allocated among our reporting segments, are now reflected as CSS and are not allocated to our operating segments.

Given the implementation of this new internal structure, we have revised the applicable segment reporting disclosures in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and have reclassified prior periods to conform to our new presentation.

We continue to evaluate the performance of each segment based on operating profit or loss. Selling and marketing expenses and research and development expenses are allocated based on the applicable projects for which the expenses support. There are no inter-segment sales and there are no inter-segment allocations of non-operating income and expense.

The following table presents information related to our two reportable segments, reconciled to our consolidated totals:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues:
Nabi Biologics	$20,847	$19,876	$44,614	$38,927
Nabi Pharmaceuticals	26	498	7	964

Total	$20,873	$20,374	$44,621	$39,891

Gross margin (loss):
Nabi Biologics	$9,192	$5,649	$18,245	$10,606
Nabi Pharmaceuticals	1	359	(111)	403

Total	$9,193	$6,008	$18,134	$11,009

Operating income (loss):
Nabi Biologics	$1,086	$155	$3,438	$693
Nabi Pharmaceuticals	(2,809)	(5,798)	(7,735)	(13,466)

Segment operating loss	(1,723)	(5,643)	(4,297)	(12,773)
CSS	(6,706)	(8,375)	(15,260)	(16,878)

Total	$(8,429)	$(14,018)	$(19,557)	$(29,651)

Total assets related to our segments and the reconciliation to our consolidated totals are presented below.

(In thousands)	June 30, 2007	December 30, 2006
Nabi Biologics	$113,048	$119,761
Nabi Pharmaceuticals	6,291	3,631
CSS (1)	112,753	129,144
Assets of discontinued operations	338	13,341

Total Assets	$232,430	$265,877

(1)

Assets reflected in CSS, which are not allocated to our segments, consist primarily of cash and cash equivalents, marketable securities and certain property, plant and equipment which are allocated to CSS functions.

NOTE 7 COMMITMENTS AND CONTINGENCIES

During 2006, we recorded $4.5 million of other Nabi Biologics revenue related to a contract manufacturing agreement with Inhibitex, Inc. or Inhibitex. Inhibitex disputed the amounts due to us and we arbitrated this dispute during January 2007. On February 9, 2007, we received a favorable ruling from the arbitrator awarding us the full $4.5 million which we recorded in 2006. On March 20, 2007, we filed a motion to confirm the arbitration award on which there was a hearing in April 2007. We are awaiting the decision of the court, but expect to receive the full amount during 2007.

During 2006, we engaged an outside consultant to assess our pricing programs under Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified approximately $3.8 million of additional liabilities, of which remaining amounts due at June 30, 2007 and December 30, 2006 were approximately $2.6 million and $2.9 million, respectively. Once rebilled, we expect to pay this obligation during the remainder of 2007. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicaid and other governmental pricing programs.

We have agreements with certain members of our senior management that include certain cash payments and equity-based award modifications in the event of a termination of employment or a change in control of the Company. At June 30, 2007, we had approximately $1.6 million of accrued severance benefits included in “Accrued expenses” in our unaudited condensed consolidated balance sheet, in connection with the resignation of our former Chairman, President and CEO from the Company.

In the second quarter of 2007, we recorded severance expense of $0.6 million associated with the elimination of 32 positions in our Boca Raton office, of which $0.4 million was included in cost of goods sold of Nabi Biologics and $0.2 million in selling, general and administrative expenses related to CSS. The $0.6 million was included in “Accrued expenses” on our unaudited condensed consolidated balance sheet as of June 30, 2007 and is expected to be paid by the end of October 2007.

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

NOTE 8 INCOME TAXES

Adoption of FIN 48

Prior to December 31, 2006, we recognized income taxes with respect to uncertain tax positions based upon SFAS No. 5, Accounting for Contingencies, or SFAS No. 5. Under SFAS No. 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Prior to December 31, 2006, the liabilities recorded under SFAS No. 5 including interest and penalties related to income tax exposures, would have been recognized as incurred within “income taxes” in our condensed consolidated statements of operations. We recorded no such liabilities in 2006.

Effective December 31, 2006, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our condensed consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “Income taxes” in our condensed consolidated statements of operations, when applicable.

There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

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

As a result of our December 31, 2006 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $8.3 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of June 30, 2007, the total amount of gross unrecognized tax benefits was $7.1 million, and accrued interest and penalties on such unrecognized tax benefits was $46,000.

The net unrecognized tax benefits, if recognized, would impact the effective tax rate as of December 30, 2006 and June 30, 2007, are $0 and $0.2 million, respectively, due to the effect of our full net deferred tax asset valuation allowance.

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

NOTE 9 STOCK-BASED COMPENSATION

Stock Options

A summary of option activity under our stock plans as of June 30, 2007 and the changes during the first six months of 2007 is presented below:

Options	Number of Options
Outstanding at December 30, 2006	7,943,962
Granted	1,663,800
Exercised	(198,840)
Forfeited	(609,772)
Expired	(1,367,915)

Outstanding at June 30, 2007	7,431,235

Exercisable at June 30, 2007	5,313,358

We recognized $0.6 million and $1.0 million of expense related to stock option awards in the three and six month periods ending June 30, 2007, respectively. For the three and six month periods ending July 1, 2006, we recognized stock option expense of $0.5 million and $0.7 million, respectively.

We granted 1,663,800 options during the first half of 2007 with an average fair value of $5.20, which included 866,000 shares which become exercisable over four years in equal installments after the date of grant, 597,800 shares which become exercisable over four years in equal installments beginning January 2, 2008 and 200,000 shares granted to outside directors and the corporate secretary that vest over one year in equal quarterly installments. We estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected term (in years)	4.94 - 6.29
Risk-free interest rate	4.74%
Expected volatility	75.5%-76.9%
Expected dividend yield	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees.

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

Restricted Stock

A summary of the status of our restricted stock awards as of June 30, 2007 and changes during the first six months of 2007 is presented below:

Restricted Stock	Number of Shares
Nonvested at December 30, 2006	449,779
Granted	386,766
Vested	(74,833)
Forfeited	(232,066)

Nonvested at June 30, 2007	529,646

The amount of restricted stock expense recorded in each of the three months ended June 30, 2007 and July 1, 2006 was $0.1 million. In each of the six months ended June 30, 2007 and July 1, 2006 restricted stock expense was $0.2 million. During the first half of 2007, we granted 386,766 restricted shares with an average fair value of $5.22, of which 373,700 shares vest ratably over four years beginning January 2, 2008, 4,355 shares vest in full on August 15, 2007 and 8,711 shares vest upon achievement of certain performance goals.

NOTE 10 SUBSEQUENT EVENT

On July 20, 2007, we announced that in connection with the re-organization of our operations into two strategic business units, we eliminated 33 positions in our Rockville, Maryland research and development facility. This will result in a charge in the third quarter of 2007 of approximately $0.6 million for severance and related expense, which will be allocated between Nabi Biologics and Nabi Pharmaceuticals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended June 30, 2007 and July 1, 2006. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We leverage our experience and knowledge in powering the human immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of hepatitis and transplants, gram positive bacterial infections and nicotine addiction. We are a vertically integrated company with sales of antibodies and other biologics, including Nabi-HB® [Hepatitis B Immune Globulin (Human)] (“Nabi-HB”) a pipeline of products in various stages of development, state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We also collect specialty and non-specific antibodies for use in our products and sell our excess production to pharmaceutical and diagnostic customers for the subsequent manufacture of their products. We invest the gross margins we earn from sales of Nabi-HB and other biologics toward funding the development of our product pipeline.

We recently announced the formation of two strategic business units: Nabi Biologics and Nabi Pharmaceuticals. Nabi Biologics has responsibility for our protein and immunological products and development pipeline, including Nabi-HB, Nabi-HB Intravenous for the prevention of hepatitis B re-infection after liver transplant, Civacir® [Hepatitis C Immune Globulin (Human)] (“Civacir”) and ATG-Fresenius S. The unit also manages the operations of our plasma collection centers and protein fractionation and vaccine production plant. Nabi Pharmaceuticals has responsibility for our NicVAX® (Nicotine Conjugate Vaccine) (“NicVAX”) and StaphVAX® (Staphylococcus aureus Polysaccharide Conjugate Vaccine) (“StaphVAX”) programs and had responsibility for our product Aloprim™ (allopurinol sodium) for Injection (“Aloprim”) prior to its recent sale. See Note 3 in the accompanying unaudited condensed consolidated financial statements for further discussion of this sale. We have redefined our segments to reflect these changes.

In connection with this realignment, we also created a Corporate Shared Services group (“CSS”), which was developed to streamline and improve finance, information technology, human resources, and business development activities. CSS costs also include legal, government affairs, investor relations, corporate governance and executive administrative expenses. The cost of these activities, which previously were allocated among our reporting segments, are now reflected as CSS and are not allocated to our operating segments.

We have retained Banc of America Securities LLC to assist with our exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization and/or the sale or merger of all or part of the company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

RESULTS OF OPERATIONS

For all periods shown, the results from our PhosLo® (calcium acetate) (“PhosLo”), product line have been reclassified as discontinued operations. Refer to Note 3 in the accompanying unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

Revenues. Information concerning revenues is set forth in the following table:

	For the Three Months Ended
(In thousands, except percentages )	June 30, 2007		July 1, 2006
Nabi Biologics:
- Antibodies	$11,890	57%	$12,214	60%
- Nabi-HB	8,708	42%	7,184	36%
- Other Biologics	249	1%	478	2%

Nabi Biologics	20,847	100%	19,876	98%
Nabi Pharmaceuticals	26	—	498	2%

	$20,873	100%	$20,374	100%

Revenues for Nabi Biologics grew by $1.0 million, or 5%, in the second quarter of 2007 over the comparable period of the prior year, led by increased sales volume of Nabi-HB of $1.5 million. Sales of antibodies remained relatively flat between the two periods. Revenues for Nabi-HB are driven by the number of hepatitis B positive liver transplants, in which we have seen an increasing trend this year. The prior year period reflected lower purchases by a significant wholesale customer who reduced its Nabi-HB inventory.

Nabi-HB is a human polyclonal antibody product indicated to prevent hepatitis B infection following accidental exposure to hepatitis B virus, or HBV. However, we believe the majority of Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients and that Nabi-HB is currently the leading product by sales for this use.

In November 2002, we filed a Biologics License Application (“BLA”) with the FDA for Nabi-HB Intravenous, to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. A Blood Product Advisory Committee, or BPAC, meeting was held at the request of the FDA in July 2006. The BPAC recommended that the FDA approve Nabi-HB Intravenous with nine votes in favor and two votes against. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us which we intend to provide during the second half of 2007. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA.

In April 2007, Cangene Corporation (“Cangene”), reported that the FDA had approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We believe that the sale of Cangene’s product in the U.S. with its new license indication will have an adverse effect on Nabi-HB sales and pricing, and that the adverse effect will become more material if we are unable to obtain approval of our BLA for Nabi-HB Intravenous. Significant quantities of Cangene’s product may be available on the market as early as our third quarter of 2007.

The decrease in Nabi Pharmaceuticals revenues from the prior year period is largely due to the sale of Aloprim in May 2007.

Gross margin. Our gross margins are as follows:

	For the Three Months Ended
(In thousands, except percentages)	June 30, 2007	July 1, 2006
Nabi Biologics	$9,192	$5,649
% of segment revenues	44%	28%
Nabi Pharmaceuticals	1	359

Total	$9,193	$6,008

% of total revenues	44%	29%

The improvement in margins was attributable to Nabi Biologics which benefited from higher Nabi-HB sales and the receipt of a $1.2 million insurance settlement, reflected in “Cost of products sold”, in the current quarter for a damaged lot of Nabi-HB that was written-off in the second half of 2006. Additionally, higher production levels resulted in a $1.9 million decrease in unabsorbed overhead in the current quarter compared to prior year. We expect a decrease in plant utilization during the remainder of 2007, which we expect will have a negative impact on our margins.

Selling, general and administrative expense. Selling, general and administrative expense was $8.6 million, or 41% of revenues, for the second quarter of 2007 compared to $11.1 million, or 55% of revenues, for the second quarter of 2006. This decrease is primarily due to lower selling and marketing-related expenses incurred by Nabi Biologics and our efforts to reduce our overall infrastructure costs.

Research and Development expense: Research and development expenses, by segment, are presented below.

	For the Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006	Increase/ (Decrease)
Nabi Biologics	$6,242	$2,497	$3,745
Nabi Pharmaceuticals	2,806	6,386	(3,580)

Total	$9,048	$8,883	$165

The increase in our research and development expenses for the second quarter of 2007 for Nabi Biologics reflects a focus on activities related to the acceleration of our Civacir, anti-D polyclonal antibody (“Anti-D”), and Intravenous Immune Globulin (“IVIG”) development programs. Nabi Pharmaceuticals research and development expenses reflected a decrease in StaphVAX spending and a $0.9 million benefit related to NicVAX from our grant by the U.S. National Institute on Drug Abuse (“NIDA”). There is $0.7 million remaining under the current NIDA grant to offset future NicVAX development expenses.

Operating income (loss). Operating income (loss) by segment is as follows:

	For the Three Months Ended
(In thousands)	June 30, 2007	July 1, 2006
Nabi Biologics	$1,086	$155
Nabi Pharmaceuticals	(2,809)	(5,798)

Segment operating loss	(1,723)	(5,643)
CSS	(6,706)	(8,375)

Total	$(8,429)	$(14,018)

We were able to reduce our operating loss by $5.6 million, or 40%, over the comparable period of the prior year due to an increase in operating income for Nabi Biologics, as well as reductions in operating expenses for Nabi Pharmaceuticals and CSS. The increased operating income for Nabi Biologics over the prior year period was primarily driven by the gross margin improvement of $3.5 million and lower spending for selling and marketing expenses of $1.1 million. This was partially offset by increased spending for research and development of $3.7 million. Nabi Pharmaceuticals and CSS reduced expenses by 52% and 20%, respectively. The reduction in Nabi Pharmaceuticals was largely due to decreased research and development expenses related to StaphVAX and the NIDA grant reimbursement, while the decrease for CSS resulted from lower general and administrative expenses.

Included in operating income (loss) in the second quarter of 2007 was $0.6 million of severance expense associated with the elimination of 32 positions in our Boca Raton office, of which $0.4 million was included in cost of goods sold of Nabi Biologics and $0.2 million in selling, general and administrative expenses related to CSS. On July 20, 2007, we announced the elimination of 33 positions in our Rockville, Maryland research and development facility, which will result in a charge in the third quarter of 2007 of approximately $0.6 million for severance and related expense and will be allocated between Nabi Biologics and Nabi Pharmaceuticals. We believe these restructurings will better align our organizational structure to meet the current needs of the business and expect to realize a future combined savings of approximately $6.3 million on an annualized basis.

Interest income. Interest income was $1.4 million for the second quarter of 2007 compared to $0.9 million for the second quarter of 2006. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income was primarily due to an increase in the average cash balance for the second quarter of 2007, compared to the second quarter of 2006.

Other income. Other income in the second quarter of 2007 includes a $2.6 million gain from the sale of Aloprim. For further information on the Aloprim sale, which closed in May 2007, see Note 3 of our unaudited condensed consolidated financial statements.

Income taxes. During 2007 and consistent with 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result there was no benefit recorded in the second quarter of 2007 or 2006.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects the reclassification of the operations related to our PhosLo product line, which was sold during the fourth quarter of 2006. The income of $0.6 million in the current quarter primarily represents a reduction to our sales deduction liabilities, based on our ongoing estimation process for such deductions.

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

Revenues. Information concerning revenues is set forth in the following table:

	For the Six Months Ended
(In thousands, except percentages )	June 30, 2007		July 1, 2006
Nabi Biologics:
- Antibodies	$24,036	54%	$23,864	60%
- Nabi-HB	18,798	42%	14,345	36%
- Other Biologics	1,780	4%	718	2%

Nabi Biologics	44,614	100%	38,927	98%
Nabi Pharmaceuticals	7	—	964	2%

	$44,621	100%	$39,891	100%

Revenues for Nabi Biologics grew by $5.7 million, or 15%, in the first half of 2007 over the comparable period of the prior year, led by increased sales volume of Nabi-HB of $4.5 million. Sales of antibodies remained relatively flat year over year. Revenues for Nabi-HB are driven by the number of hepatitis B positive liver transplants, in which we have seen an increasing trend this year. The prior year period reflected lower purchases by a significant wholesale customer who reduced its Nabi-HB inventory.

Nabi-HB is a human polyclonal antibody product indicated to prevent hepatitis B infection following accidental exposure to hepatitis B virus, or HBV. However, we believe the majority of Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients and that Nabi-HB is currently the leading product by sales for this use.

In November 2002, we filed a BLA with the FDA for Nabi-HB Intravenous, to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. A BPAC meeting was held at the request of the FDA in July 2006. The BPAC recommended that the FDA approve Nabi-HB Intravenous with nine votes in favor and two votes against. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us which we intend to provide during the second half of 2007. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA.

In April 2007, Cangene reported that the FDA had approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We believe that the sale of Cangene’s product in the U.S. with its new license indication will have an adverse effect on Nabi-HB sales and pricing, and that the adverse effect will become more material if we are unable to obtain approval of our BLA for Nabi-HB Intravenous. Significant quantities of Cangene’s product may be available on the market as early as our third quarter of 2007.

The decrease in Nabi Pharmaceuticals revenues from the prior year period is largely due to the sale of Aloprim in May 2007.

Gross margin (loss). Our gross margin (loss) for the first six months of 2007 and comparative prior year period is as follows:

	For the Six Months Ended
(In thousands, except percentages)	June 30, 2007	July 1, 2006
Nabi Biologics	$18,245	$10,606
% of segment revenues	41%	27%
Nabi Pharmaceuticals	(111)	403

Total	$18,134	$11,009

% of total revenues	41%	28%

The improvement in margins was attributable to Nabi Biologics which benefited from higher Nabi-HB sales and the receipt of a $1.2 million insurance settlement, reflected in “Cost of products sold”, in the current period for a damaged lot of Nabi-HB that was written-off in the second half of 2006. Additionally, higher production levels resulted in a $3.4 million decrease in unabsorbed overhead in the first half of 2007 compared to prior year. We expect a decrease in plant utilization during the remainder of 2007, which we expect will have a negative impact on our margins in the second half of the year.

Selling, general and administrative expense. Selling, general and administrative expense was $18.6 million, or 42% of revenues, for the first half of 2007 compared to $23.0 million, or 58% of revenues, for the first half of 2006. This decrease is primarily due to lower selling and marketing-related expenses incurred by Nabi Biologics and our efforts to reduce overall infrastructure costs. In the current year, CSS incurred severance related expenses of $1.6 million associated with the resignation of our former Chairman, President and Chief Executive Officer.

Research and Development expense: Research and development expenses, by segment, are presented below.

	For the Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006	Increase/ (Decrease)
Nabi Biologics	$11,500	$3,804	$7,696
Nabi Pharmaceuticals	7,604	13,857	(6,253)

Total	$19,104	$17,661	$1,443

The increase in our research and development expenses for the first half of 2007 for Nabi Biologics reflects a focus on activities related to the acceleration of our Civacir, Anti-D and IVIG development programs. The Anti-D and IVIG projects were initiated in the second half of 2006. Nabi Pharmaceuticals research and development expenses reflected a decrease in StaphVAX and a $0.9 million benefit related to NicVAX from our NIDA grant. There is $0.7 million remaining under the NIDA grant to offset future NicVAX development expenses.

Operating income (loss). Operating income (loss) by segment is as follows:

	For the Six Months Ended
(In thousands)	June 30, 2007	July 1, 2006
Nabi Biologics	$3,438	$693
Nabi Pharmaceuticals	(7,735)	(13,466)

Segment operating loss	(4,297)	(12,773)
CSS	(15,260)	(16,878)

Total	$(19,557)	$(29,651)

We were able to reduce our operating loss by $10.1 million, or 34%, over the comparable period of prior year. The $2.7 million increase in operating income of Nabi Biologics was primarily driven by the gross margin improvement of $7.6 million and lower selling and marketing expenses of $2.8 million, partially offset by a $7.7 million increase in research and development expenses. Nabi Pharmaceuticals and CSS reduced expenses by 43% and 10%, respectively. The CSS expenses in the current year included the previously discussed $1.6 million severance accrual.

Interest income. Interest income was $3.0 million for the first half of 2007 compared to $2.0 million for the first half of 2006. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income was primarily due to an increase in the average cash balance for the first half of 2007.

Other income. Other income in the first half of 2007 includes a $2.6 million gain from the sale of Aloprim. For further information on the Aloprim sale, which closed in May 2007, see Note 3 of our unaudited condensed consolidated financial statements.

Income taxes. During 2007 and consistent with 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, we expect our full-year effective tax rate to be at or about zero. However, in connection with our adoption of FIN 48, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria and therefore, we recorded a $0.2 million adjustment through our first quarter period income tax provision, as it was not material to any period impacted.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 30, 2007 totaled $103.9 million compared to $118.7 million at December 30, 2006. This decline is primarily the result of funding our net loss during the current period.

Cash used in operating activities decreased by $14.8 million from the first half of 2006 largely due to the decrease in our operating loss. During the remainder of 2007, we expect to pay approximately $2.6 million in severance-related payments, largely due to the resignation of our former Chairman, President and CEO and the elimination of certain positions resulting from the organization of our operations into two strategic business units. Also during the second half of 2007, we expect to receive the $4.5 million arbitration award related to the termination of a contract manufacturing agreement with Inhibitex, Inc. See Note 7 of our unaudited condensed consolidated financial statements for further details on this receivable.

Cash used in investing activities for the first six months of 2007 includes the net purchases of marketable securities of $2.9 million, partially offset by proceeds of $1.3 million from the sale of Aloprim to Bioniche Teoranta. We expect to receive additional payments from this sale of $1.4 million on December 28, 2007 and $1.0 million on December 26, 2008. Capital expenditures were $0.6 million for the first six months of 2007. During 2007, we anticipate capital expenditures up to $2 million, primarily for maintenance of our facilities which support research and development activities and information technology systems.

Cash provided by investing activities from discontinued operations for the first half of 2007 includes the receipt of a $2.5 million milestone payment associated with the PhosLo sale agreement.

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

On December 7, 2004, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission. This registration statement will permit us, from time to time, to offer and sell up to $175 million of equity or debt securities. If we elect to sell securities under this registration statement, we anticipate using net proceeds from such sales to provide additional funds for general corporate purposes, including but not limited to clinical trials, research, development and marketing expenses and new acquisition and licensing opportunities.

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

We believe cash and cash equivalents and marketable securities on hand at June 30, 2007 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

We believe that the following policies and estimates are critical because they involve significant judgments, assumptions and estimates. We have discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates.

Accounts Receivable and Revenue Recognition

Our primary customers for biopharmaceutical products are pharmaceutical wholesalers. In accordance with our revenue recognition policy, revenue from product sales is recognized when title and risk of loss are transferred to the customer. Reported revenues are net of estimated customer prompt pay discounts, government payer rebates, customer returns, other customer allowances and other wholesaler fees and chargebacks. At June 30, 2007, we had $2.5 million recorded in accrued expenses (continuing operations) related to these contractual obligations as accrued sales deductions. Our policy regarding sales to customers is that we do not recognize revenue from, or the cost of such sales, where we believe the customer has more than a demonstrably reasonable level of inventory. We make this assessment based on historical demand, historical customer ordering patterns for purchases, business considerations for customer purchases and estimated inventory levels. If our actual experience is different than our assumptions we will then record the effect in that period.

We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution allowances are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts, promotional and other credits are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels, contract terms and actual discounts offered. On January 1, 2006, we entered into a number of agreements with Prescription Drug Plans, or PDPs, to provide PhosLo to patients under the Medicare Prescription Drug Improvement and Modernization Act of 2003’s Part D plan. We were required to make a number of assumptions, including how many patients will be covered by these PDP agreements, in order to record our liabilities under these agreements. These assumptions were based on our understanding of the PhosLo patient population and expected utilization rates based on historical data. We believe that such provisions are estimable due to the limited number of assumptions involved and the consistency of historical experience. Provisions for chargebacks involve more subjective judgments and are more complex in nature. This provision is discussed in further detail below.

Chargebacks. The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. Historically, we market products directly to wholesalers, distributors and homecare companies. We also have marketed products to group purchasing organizations, managed care organizations, physician practice management groups and hospitals, collectively referred to as indirect customers. We have entered into agreements with indirect customers to establish contract pricing for certain products. The indirect customers then select wholesalers from which to actually purchase the products at these contracted prices. Under this arrangement, we will provide credit to the wholesaler to the extent the contracted price with the indirect party is less than the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on our historical chargeback experience and estimated wholesaler inventory levels, as well as expected sell-through levels by our wholesaler customers to indirect customers. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves.

The following table represents the amounts we have accrued for sales deductions included in continuing operations:

(In thousands)	Chargebacks	Rebates	Sales discounts	Other sales deductions	Total sales deductions
Balance at December 30, 2006	$696	$934	$799	$348	$2,777
Provision (reversal)	1,230	(41)	815	293	2,297
Actual credits utilized during the six months ended June 30, 2007	(1,378)	(185)	(719)	(307)	(2,589)

Balance at June 30, 2007	$548	$708	$895	$334	$2,485

The following table represents the amounts we have accrued for sales deductions included in discontinued operations:

(In thousands)	Chargebacks	Rebates	Sales discounts	Other sales deductions	Total sales deductions
Balance at December 30, 2006	$601	$5,381	$438	$760	$7,180
Provision (reversal)	105	(19)	(3)	(171)	(88)
Actual credits utilized during the six months ended June 30, 2007	(706)	(2,354)	(146)	(33)	(3,239)

Balance at June 30, 2007	$—	$3,008	$289	$556	$3,853

Inventory and Reserves for Slow Moving or Obsolete Inventory

At June 30, 2007, we had net inventory of $18.6 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes a review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product remaining shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA-approved environment and capitalized interest. Costs related to validation and capitalized interest, have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method, as the specialized equipment is subject to wear and tear and exhaustion primarily as a result of use as opposed to the passage of time or technical obsolescence. We expect the annual utilization of these assets to increase significantly during the useful life of the assets and, therefore, believe the units-of-production method of depreciation most appropriately reflects the pattern of consumption of the equipment. However, because we anticipated low utilization levels during the initial years of the asset life and there was uncertainty as to whether higher production levels would be attained, we determined that a minimum of straight-line depreciation over an approximate 13 year life should be recorded each period. Since placing the facility into service in 2001, we have recorded the minimum depreciation amount. Under the units of production method we recorded depreciation expense of $1.5 million and $1.0 million for the six months ended June 30, 2007 and July 1, 2006, respectively. In accordance with the above policy, which has been consistently applied for all prior periods, we recorded additional depreciation expense of $0.6 million and $1.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively, because the amount of depreciation resulting from the units-of-production method was less than our minimum threshold depreciation amount. We periodically evaluate the remaining life and recoverability of this equipment based on the appropriate facts and circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, Accounting for Income Taxes, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we adopted FIN 48 effective December 31, 2006. In connection with our FIN 48 review, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above, and therefore recorded a $0.2 million adjustment through our income tax provision in the first quarter of 2007, as it was not material to any period impacted.

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

FORWARD LOOKING STATEMENTS

Statements in this Quarterly report that are not strictly historical are forward-looking statements and include statements about our payment of an arbitration award from Inhibitex, capital expenditures, cash position, expectations of FDA actions on our BLA for Nabi-HB Intravenous, the effect of sales of Cangene’s product, and our strategic alternatives process. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or distribute our existing and pipeline products, including NicVAX and our Gram-positive infections products; obtain successful clinical trial results; generate sufficient cash flow from sales of products or from milestone or royalty payments to fund our development and commercialization activities; attract and maintain the human and financial resources to commercialize current products and bring to market products in development; depend upon third parties to manufacture or fill our products; obtain regulatory approval for our products in the U.S. or other markets; realize sales from Nabi-HB due to patient treatment protocols, the number of liver transplants performed in HBV-positive patients or the introduction of competitive products; achieve market acceptance of our products; expand our sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products; effectively and/or profitability use, or utilize the full capacity of, our vaccine manufacturing facility; manufacture NicVAX or other products in our own vaccine manufacturing facility; comply with reporting and payment obligations under government rebate and pricing programs; raise additional capital on acceptable terms, or at all; and re-pay our outstanding convertible senior notes when due. Some of these factors are more fully discussed below. Many of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commission on March 15, 2007. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Item 4.	Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our BLA license application for Nabi-HB Intravenous that was filed in November 2002, may not be approved by the FDA. Nabi-HB is a human polyclonal antibody product currently indicated to prevent hepatitis B, or HBV, infection following accidental exposure to the virus. We believe the majority of our Nabi-HB sales are used to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Nabi-HB is not currently labeled for this use. In July 2006, the Blood Product Advisory Committee of the FDA rendered a positive opinion of our BLA for Nabi-HB Intravenous, voting to recommend approval of its use for the prevention of recurrence of hepatitis B after liver transplant. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us which we intend to provide during the second half of 2007. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA. The FDA usually follows the recommendations of its Advisory Committees, but it is not obligated to do so.

In April 2007, Cangene reported that the FDA had approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We have been unable to confirm if Cangene has applied to the FDA for Orphan Drug designation for such use. If Cangene were to seek and obtain an Orphan Drug designation the FDA would be prohibited from approving our BLA for Nabi-HB Intravenous for liver transplant patients during the seven-year exclusivity period afforded an Orphan Drug. While we do not believe that Cangene would be successful in obtaining Orphan Drug designation were it to seek that designation, there can be no assurance that Cangene will not obtain Orphan Drug designation for its product for use to prevent re-infection with hepatitis B in HBV-positive liver transplant patients.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were approved at our annual stockholders meeting, which was held on May 18, 2007.

A. The election to the Board of Directors of the following nominees:

Name of Director	For	Authority Withheld
Jason M. Aryeh	53,781,892	1,934,222
David L. Castaldi	53,854,970	1,861,144
Geoffrey F. Cox, Ph.D.	52,210,962	3,505,151
Peter B. Davis	53,790,251	1,925,863
Richard A. Harvey, Jr.	53,829,271	1,886,843
Leslie Hudson	53,755,447	1,960,667
Linda Jenckes	53,777,302	1,886,326
Timothy P. Lynch	53,777,302	1,938,812
Stephen G. Sudovar	51,942,997	3,773,117

B. The approval of the amendment and restatement of the 2000 Equity Incentive Plan into the 2007 Omnibus Equity and Incentive Plan.

For	Against	Abstain
32,686,943	4,708,327	123,643

C. The approval of the amendment and restatement of the 2000 Employee Stock Purchase Plan.

For	Against	Abstain
34,940,303	2,452,666	125,943

D. The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the 2007 fiscal year.

For	Against	Abstain
54,220,624	1,419,104	76,387

Item 5.	Other Information

On July 27, 2007, the Company amended the Rights Agreement dated August 1, 1997 between the Company and American Stock Transfer & Trust Company (the “Rights Agreement”) to extend the expiration date by one year. The Company previously amended the Rights Agreement to permit an extension of the final expiration date. The rights issued under the Rights Agreement, as amended, will now expire on the final expiration date of August 1, 2008.

Item 6.	Exhibits

4.1	Second Amendment to Rights Agreement dated July 26, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company

4.2	Third Amendment to Rights Agreement dated July 27, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company

10.1	Separation Agreement between Thomas H. McLain and Nabi Biopharmaceuticals effective as of June 29, 2007

10.2	Employment Agreement between Raafat Fahim, Ph.D. and Nabi Biopharmaceuticals effective as of May 18, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 2, 2007	By:	/s/ Jordan I. Siegel
Jordan I. Siegel
Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Second Amendment to Rights Agreement dated July 26, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company

4.2	Third Amendment to Rights Agreement dated July 27, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company

10.1	Separation Agreement between Thomas H. McLain and Nabi Biopharmaceuticals effective as of June 29, 2007

10.2	Employment Agreement between Raafat Fahim, Ph.D. and Nabi Biopharmaceuticals effective as of May 18, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification