Form 10-Q
period 2007-09-29
NABI  BIOPHARMACEUTICALS
filed 2007-11-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at November 5, 2007 was 61,158,924 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$78,040	$86,227
Marketable securities	21,725	32,500
Trade accounts receivable, net	14,313	20,377
Inventories, net	18,693	19,260
Prepaid expenses and other current assets	5,036	3,459
Assets of discontinued operations	227	13,341

Total current assets	138,034	175,164
Property, plant and equipment, net	83,083	88,329
Intangible assets, net	1,216	1,683
Other, net	1,521	701

Total assets	$223,854	$265,877

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,323	$7,998
Accrued expenses	20,005	16,095
Capital lease obligations, net	67	291
Liabilities of discontinued operations	3,623	20,554

Total current liabilities	31,018	44,938
2.875% convertible senior notes, net	109,441	109,313
Other liabilities	245	238

Total liabilities	140,704	154,489

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,190	6,149
Capital in excess of par	330,628	327,228
Treasury stock	(5,321)	(5,321)
Accumulated deficit	(248,347)	(216,668)

Total stockholders’ equity	83,150	111,388

Total liabilities and stockholders’ equity	$223,854	$265,877

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$20,110	$19,634	$64,731	$59,525
Cost of products sold	14,694	15,428	41,181	44,310

Gross margin	5,416	4,206	23,550	15,215

Selling, general and administrative expense	8,915	10,366	27,503	33,365
Research and development expense	12,932	10,240	32,035	27,901

Operating loss	(16,431)	(16,400)	(35,988)	(46,051)

Interest income	1,444	908	4,443	2,916
Interest expense	(923)	(937)	(2,727)	(2,796)
Other income (expense), net	9	(54)	2,569	329

Loss from continuing operations before income taxes	(15,901)	(16,483)	(31,703)	(45,602)
Income taxes	—	162	(190)	162

Loss from continuing operations	(15,901)	(16,321)	(31,893)	(45,440)
Net income (loss) from discontinued operations	27	(5,492)	212	(9,274)

Net loss	$(15,874)	$(21,813)	$(31,681)	$(54,714)

Basic and diluted (loss) income per share:
Continuing operations	$(0.26)	$(0.27)	$(0.52)	$(0.75)
Discontinued operations	0.00	(0.09)	0.00	(0.15)

Basic and diluted loss per share	$(0.26)	$(0.36)	$(0.52)	$(0.90)

Basic and diluted weighted average shares outstanding	61,382	61,185	61,256	60,830

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flow from operating activities:
Loss from continuing operations	$(31,893)	$(45,440)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	6,115	5,593
Provision for slow moving or obsolete inventory	239	1,082
Non-cash compensation	2,478	5,007
Gain on sale of assets, net	(2,557)	—
Loss on disposal of fixed assets, net	44	452
Tax benefit on stock options exercised	—	(162)
Other	149	(328)
Changes in assets and liabilities:
Trade accounts receivable	6,042	8,473
Inventories	(313)	(2,513)
Prepaid expenses and other current assets	(188)	(184)
Other assets	28	146
Accounts payable and accrued expenses	3,242	(4,053)

Total adjustments	15,279	13,513

Net cash used in operating activities from continuing operations	(16,614)	(31,927)
Net cash used in operating activities from discontinued operations	(6,187)	(6,023)

Net cash used in operating activities	(22,801)	(37,950)

Cash flow from investing activities:
Purchases of marketable securities	(29,475)	(68,075)
Proceeds from sales of marketable securities	40,250	40,322
Proceeds from sale of assets, net of closing costs	1,300	8
Capital expenditures	(784)	(2,145)

Net cash provided by (used in) investing activities from continuing operations	11,291	(29,890)
Net cash provided by investing activities from discontinued operations	2,582	—

Net cash provided by (used in) investing activities	13,873	(29,890)

Cash flow from financing activities:
Repayments of capital leases	(224)	(116)
Proceeds from exercise of employee stock options	673	1,238

Net cash provided by financing activities from continuing operations	449	1,122
Net cash provided by (used in) financing activities from discontinued operations	292	(3,024)

Net cash provided by (used in) financing activities	741	(1,902)

Net decrease in cash and cash equivalents	(8,187)	(69,742)
Cash and cash equivalents at beginning of period	86,227	101,762

Cash and cash equivalents at end of period	$78,040	$32,020

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We leverage our experience and knowledge in powering the immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of hepatitis and transplants, gram positive bacterial infections and nicotine addiction. We are a vertically integrated company with sales of antibodies and other biologics, including Nabi-HB® [Hepatitis B Immune Globulin (Human)], a pipeline of products in various stages of development, a state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We operate through two strategic business units (“SBUs”): Biologics and Pharmaceuticals. The Biologics SBU has responsibility for our marketed product Nabi-HB, a spectrum of plasma products from its nine plasma centers and a development pipeline, including human plasma proteins and antibody products. The Pharmaceuticals SBU is responsible for the vaccine product development pipeline that targets significant unmet medical needs, including NicVAX® [Nicotine Conjugate Vaccine], our innovative vaccine for smoking cessation, and StaphVAX®, our vaccine against Staphylococcus aureus. NicVAX is nearing the end of an important Phase 2b clinical trial which has shown long term efficacy in smoking cessatation in statistically significant numbers of treated subjects. The Pharmaceuticals SBU also holds the right to receive up to an additional $75 million in milestone and royalty payments related to our divestiture of PhosLo® (calcium acetate) in 2006.

We are incorporated in Delaware. We maintain our commercial and manufacturing operations in Boca Raton, Florida, a network of nine plasma centers in seven states, and our research and development operations in Rockville, Maryland.

On September 11, 2007, we entered into an asset purchase agreement with Biotest AG and Biotest Pharmaceuticals Corporation (“Biotest”) to sell our Biologics SBU and certain of our corporate shared services (“CSS”) assets to Biotest for $185 million. Please see Note 3 for further information regarding this transaction (the “Biologics SBU sale”). On November 8, 2007, our shareholders approved the transaction, which we anticipate will close by the end of the year.

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

New accounting pronouncements: Effective December 31, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN 48. See Note 9 for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of SFAS No. 157 may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of adopting this pronouncement.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development, or EITF 07-03. EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We plan to adopt EITF 07-03 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of EITF 07-03 may have on our financial position and results of operations.

NOTE 3 ASSET PURCHASE AGREEMENT WITH BIOTEST

On September 11, 2007, we entered into an asset purchase agreement with Biotest to sell our Biologics SBU and certain of our CSS assets to Biotest for $185 million. On November 8, 2007, our shareholders approved the transaction, which we anticipate will close by the end of the year. Included in the assets to be sold are Nabi-HB and other plasma business assets, including Nabi’s state-of-the-art plasma protein production plant, nine FDA-certified plasma collection centers across the U.S., and investigational products, IVIG, Civacir® , anti-D and Altastaph. The asset sale will also include most of our CSS assets (other than cash and cash equivalents) and our Boca Raton, Florida headquarters and real properties. We will retain all cash, cash equivalents and accounts receivable, our Rockville, Maryland facility, which will become our new corporate headquarters, and our Pharmaceuticals SBU, including NicVAX and StaphVAX. We also will retain the right to receive up to an additional $75 million in milestone and royalty payments related to the divestiture of PhosLo in November 2006. The significant assets associated with the Biologics SBU sale included on our unaudited condensed consolidated balance sheet as of September 29, 2007 are as follows:

(In thousands)	September 29, 2007
Inventories, net	$18,693
Property, plant and equipment	81,033
Intangible assets, net	1,216

Total	$100,942

Nabi will be retaining all accounts receivable and the vast majority of liabilities associated with the Biologics SBU. Upon closing, we expect to record a gain of approximately $75 million in discontinued operations in our condensed consolidated statement of operations. This gain is net of an estimated tax liability of approximately $4 million related to alternative minimum tax and income taxes in certain state jurisdictions, as well as a non-cash charge of approximately $3 million related to modifications to stock-based compensation benefits that are discussed in further detail below. Proceeds of $10 million will be held in escrow to support any indemnification claims that may be made by Biotest following the closing and will not be released until April 2009. Our inventory balance is subject to a purchase price adjustment if the inventory falls below certain minimum levels.

The asset purchase agreement may be terminated by either Biotest or us if the closing has not occurred by March 31, 2008, or upon the occurrence of certain specified events. In addition, if the asset purchase agreement is terminated because of a determination by our board of directors to accept an acquisition proposal that is a “Superior Transaction” as defined in the asset purchase agreement, we have agreed to pay Biotest a termination fee of $8.5 million. The asset purchase agreement provides that the closing is subject to certain closing conditions, including, but not limited to, approval of the transaction by holders of at least a majority of our outstanding shares of common stock, consents, if required, to the assignment of specified material contracts, the expiration of the waiting period under the Hart-Scott-Rodino Act and certain other specified conditions.

The asset purchase agreement also provides that, at closing, we will enter into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties will agree to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and StaphVAX until December 31, 2009 to us at cost, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we will grant Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize StaphVAX and to license the StaphVAX intellectual property that is necessary to enable Biotest to use StaphVAX solely for purposes relating to Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” marks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB.

As a result of receiving shareholder approval on November 8, 2007, the results of operations, assets and liabilities related to the Biologics SBU and certain CSS assets will be accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the fourth quarter of 2007. We intend to reclassify the Aloprim product line to discontinued operations as well. Refer to Note 4 for further information regarding the Aloprim disposal. The following is the summarized financial information of these operations:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$20,110	$19,634	$64,731	$59,525
Operating (loss) income	(5,593)	(1,819)	302	365
Net (loss) income	(5,519)	(1,788)	2,860	282

All of our revenue producing activities relate to these disposal groups, consequently all revenues and gross margins will be included in discontinued operations in the fourth quarter of 2007. Below is our pro forma operating loss, loss from continuing operations and loss from continuing operations per share data, had we classified these groups as discontinued operations in our current financial statements.

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating loss	$(10,838)	$(14,581)	$(36,290)	$(46,416)
Loss from continuing operations	(10,382)	(14,533)	(34,753)	(45,722)
Loss from continuing operations per share	(0.17)	(0.24)	(0.57)	(0.75)

On September 20, 2007, our board of directors approved certain compensation-related actions in connection with the pending asset sale to Biotest. The compensation-related actions apply to all employees of the Biologics SBU and the Boca Raton-based CSS employees who remain employees of Nabi through the closing of the transaction and (i) who are offered employment with Biotest, accept the employment offer and resign as an employee of Nabi, or (ii) who do not become employed by Biotest and are terminated by Nabi without cause in connection with the transaction (the “Affected Employees”). For all Affected Employees the board approved:

•

The acceleration of vesting of all unvested stock options held by Affected Employees on the closing of the transaction and the amendment to all outstanding options held by Affected Employees to extend on the closing of the transaction the post-termination of employment exercise period from 90 days to six months.

•	The acceleration of vesting on the closing of the transaction of all unvested restricted stock held by Affected Employees that would have vested in 2008 or 2009.

•

The payment of a portion of the 2007 VIP Incentive Bonus Plan bonus that is otherwise determined to be due under the terms of the plan prorated based on the portion of 2007 that each Affected Employee who participates in the plan was employed by Nabi.

•

The continued participation by those Affected Employees who participate in the Employee Stock Purchase Plan (“ESPP”) through the current period ending November 30, 2007, notwithstanding the fact that their employment with Nabi may terminate before such date and an amendment to the ESPP to permit such continued participation.

•

The payment to Affected Employees that were awarded incentive bonuses that would otherwise be payable to them on January 2, 2008 had such Affected Employees continued to be employed by Nabi through such date.

The Affected Employees may include executive officers Raafat E.F. Fahim, Ph.D., Chief Operating Officer and General Manager of the Biologics SBU, and Senior Vice President, Research, Technical and Production Operations, and Jordan I. Siegel, Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer, but not Leslie Hudson, Ph.D., Interim President and Chief Executive Officer.

In addition, the board determined that for purposes of all outstanding options held by directors under Nabi’s 2007 Omnibus Equity and Incentive Plan, 2004 Stock Plan for Non-Employee Directors and Stock Plan for Non-Employee Directors, the transaction will not constitute a sale of all or substantially all of the Company’s assets. Therefore, the vesting of options held by directors will not accelerate as a result of the transaction, and the options held by directors will not terminate as a result of the transaction, but rather will continue to be exercisable in accordance with their terms.

Under our employment agreement with Dr. Hudson, Interim President and Chief Executive Officer, as a result of the execution of the asset purchase agreement, he will receive a cash bonus of $57,000 and will vest in 14,400 shares of restricted stock. The expense associated with these items of $0.1 million is reflected in general and administrative expenses in the third quarter of 2007. Also under Dr. Hudson’s employment agreement, if the asset sale is completed, he will receive an additional cash bonus of $28,500 and will vest in an additional 7,200 shares of restricted stock.

NOTE 4 DISPOSITIONS AND DISCONTINUED OPERATIONS

During the second quarter of 2007, we sold certain assets related to our Aloprim ™ (allopurinol sodium) for Injection product to Bioniche Teoranta, a limited company incorporated in the Republic of Ireland, for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million is due on December 28, 2007 and $1.0 million is due on December 26, 2008. The buyer also assumed the remaining commitment under our agreement with DSM Pharmaceuticals, Inc. In connection with the closing of this transaction, we recorded a gain of $2.6 million during the second quarter of 2007, which is classified in “Other income, net” on our unaudited condensed consolidated statement of operations. We did not treat Aloprim as a discontinued operation given its relative immateriality, however, we plan to present it as discontinued when we reclassify our Biologics SBU to discontinued operations in the fourth quarter of 2007.

During the fourth quarter of 2006, we sold under a definitive agreement, certain assets related to our PhosLo operations. Under the terms of the PhosLo Agreement, we received $65 million in cash at closing and we earned and collected $10.5 million of milestone payments as of September 29, 2007. We can earn up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation and we are entitled to royalties on sales of the new product formulation currently under development over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

The following table presents the major classes of assets that have been presented as “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying unaudited condensed consolidated balance sheets:

(In thousands)	September 29, 2007	December 30, 2006
Restricted cash	$—	$10,841
Milestone and other receivables	227	2,500

Total assets of discontinued operations	$227	$13,341

(In thousands)	September 29, 2007	December 30, 2006
Trade accounts payable	$64	$2,291
Accrued expenses and other liabilities	3,559	7,505
Note payable, net	—	10,758

Total liabilities of discontinued operations	$3,623	$20,554

The following table presents summarized financial information for the discontinued operations presented in the accompanying unaudited condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$227	$6,789	$302	$24,382
Operating income (loss)	27	(5,311)	212	(8,803)
Net income (loss)	27	(5,492)	212	(9,274)

The revenues in fiscal 2007 primarily represent the net impact of changes made to our sales deduction liabilities, based on our ongoing estimation process for such deductions. The operating loss for three and nine months ended September 30, 2006 includes an impairment loss of $2.9 million to adjust the Phoslo assets to their fair value less the selling costs.

NOTE 5 INVENTORIES

The components of inventories, stated at the lower of cost or market with cost determined on the first-in first-out, or FIFO method, are as follows:

(In thousands)	September 30, 2007	December 30, 2006
Finished goods	$10,838	$13,392
Work in process	6,468	4,830
Raw materials	1,387	1,038

Total	$18,693	$19,260

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

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net loss by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock grants. The dilutive impact of stock options and restricted stock is determined by applying the “treasury stock” method. A total of 142,489 and 255,593 common stock equivalents have been excluded from the calculation of diluted net loss per share in the three months ended September 29, 2007 and September 30, 2006, respectively, because their inclusion would be anti-dilutive. In addition, a total of 289,619 and 261,542 common stock equivalents have been excluded from the calculation of diluted net loss per share in the nine months ended September 29, 2007 and September 30, 2006, respectively, because their inclusion would be anti-dilutive.

NOTE 7 OPERATING SEGMENT INFORMATION

During the second quarter, we redefined our segments to reflect the recent formation of our two strategic business units: the Biologics SBU and the Pharmaceuticals SBU.

In connection with this realignment, we created a CSS group, which was developed to streamline and improve finance, information technology, human resources, and business development activities. CSS costs also include legal, government affairs, investor relations, corporate governance and executive administrative expenses. The cost of these activities is not allocated to our operating segments.

Given the implementation of this new internal structure, in the second quarter of 2007 we revised the applicable segment reporting disclosures in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and reclassified prior periods to conform to our new presentation.

We evaluate the performance of each segment based on operating profit or loss. Selling and marketing expenses and research and development expenses are allocated based on the applicable projects for which the expenses support. There are no inter-segment sales and there are no inter-segment allocations of non-operating income and expense.

The following table presents information related to our two reportable segments, reconciled to our consolidated totals:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues:
Biologics SBU	$20,075	$19,484	$64,689	$58,411
Pharmaceuticals SBU	35	150	42	1,114

Total	$20,110	$19,634	$64,731	$59,525

Gross margin (loss):
Biologics SBU	$5,381	$4,170	$23,626	$14,776
Pharmaceuticals SBU	35	36	(76)	439

Total	$5,416	$4,206	$23,550	$15,215

Operating loss:
Biologics SBU	$(6,437)	$(2,714)	$(2,999)	$(2,021)
Pharmaceuticals SBU	(2,160)	(5,309)	(9,895)	(18,775)

Segment operating loss	(8,597)	(8,023)	(12,894)	(20,796)
CSS	(7,834)	(8,377)	(23,094)	(25,255)

Total	$(16,431)	$(16,400)	$(35,988)	$(46,051)

Total assets related to our segments and the reconciliation to our consolidated totals are presented below.

(In thousands)	September 29, 2007	December 30, 2006
Biologics SBU	$109,756	$119,761
Pharmaceuticals SBU	5,570	3,631
CSS (1)	108,302	129,144
Assets of discontinued operations	226	13,341

Total Assets	$223,854	$265,877

(1)

Assets reflected in CSS, which are not allocated to our segments, consist primarily of cash and cash equivalents, marketable securities and certain property, plant and equipment which are allocated to CSS functions.

NOTE 8 COMMITMENTS AND CONTINGENCIES

During 2006, we recorded $4.5 million of other Biologics SBU revenue related to a contract manufacturing agreement with Inhibitex, Inc. or Inhibitex. Inhibitex disputed the amounts due to us and we submitted this dispute to binding arbitration during January 2007. On February 9, 2007, we received a favorable ruling from the arbitrator awarding us the full $4.5 million which we recorded in 2006. On March 20, 2007, we filed a motion to confirm the arbitration award. Inhibitex filed a cross petition challenging $3.3 million of the award, the portion relating to cancellation fees. On October 11, 2007, the court vacated $3.3 million of the award relating to the cancellation fees and confirmed the remaining amount of $1.2 million as payable to Nabi. Although, we will vigorously challenge this new ruling, we recorded a $3.3 million charge against revenues of the Biologics SBU segment in the third quarter of 2007 to reflect the outcome of the decision.

In September 2007, our Board of Directors approved the termination of our development, marketing and supply agreement with Fresenius Biotech GmbH (“Fresenius”) for and our development of ATG-Fresenius in the United States and Canada. On October 22, 2007, we entered into a transition/termination agreement with Fresenius, for the purpose of terminating the agreement. Accordingly, we recorded a charge of $2.7 million in the third quarter of 2007, related to the agreed upon cost of satisfying our remaining obligations with Fresenius under our original contract. This charge is included in research and development expenses of the Biologics SBU.

During 2006, we engaged an outside consultant to assess our pricing programs under Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified approximately $3.8 million of additional liabilities, of which remaining amounts due at September 29, 2007 and December 30, 2006 were approximately $2.5 million and $2.9 million, respectively. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicaid and other governmental pricing programs.

We have agreements with certain members of our senior management that include certain cash payments and equity-based award modifications in the event of a termination of employment or a change in control of the Company. Additionally, our board recently approved several compensation related actions which will become effective in the event the transaction with Biotest is completed (see Note 3). At September 29, 2007, we had approximately $1.2 million of accrued severance benefits included in “Accrued expenses” in our unaudited condensed consolidated balance sheet, in connection with the resignation of our former Chairman, President and CEO from the Company which was paid in October 2007.

In the second quarter of 2007, we recorded severance expense of $0.6 million associated with the elimination of 32 positions in our Boca Raton office, of which $0.4 million is included our Biologics SBU and $0.2 million in general and administrative expenses related to CSS. In the third quarter of 2007, we recorded severance expense of $0.6 million associated with the elimination of 33 positions in our Rockville, Maryland research and development facility. This charge was included in research and development expenses and was allocated between the Biologics SBU and Pharmaceuticals SBU. As of September 29, 2007, we had $0.4 million in “Accrued expenses” in our unaudited condensed consolidated financial statements related to these actions, which will largely be paid out by the end of the year.

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

On November 12, 2006, we completed the sale of the PhosLo product line and related intellectual property, including the patents which are the subject of this litigation to a U.S. subsidiary of Fresenius Medical Care. As a consequence of this sale, we are no longer the plaintiff in this litigation. However, we remain a defendant with the purchaser in relation to an anti-trust claim filed by Roxane in this litigation. The anti-trust counterclaim is based on allegations that we should not have initiated litigation and have continued to maintain the litigation after the sale. Consequently, we remain responsible for all litigation costs in connection with the anti-trust counterclaim for as long as the counterclaim remains a part of this litigation. We continue to seek dismissal of this counterclaim.

NOTE 9 INCOME TAXES

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

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our condensed consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable.

There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above and therefore recorded the adjustment through our income tax provision in the first quarter of 2007, as it was not material to any periods impacted.

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

As a result of our December 31, 2006 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $8.3 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of September 29, 2007, the total amount of gross unrecognized tax benefits was $7.8 million, and accrued interest and penalties on such unrecognized tax benefits was $48,455.

The net unrecognized tax benefits, if recognized, would impact the effective tax rate as of December 30, 2006 and September 29, 2007, are $0 and $0.2 million, respectively, due to the effect of our full net deferred tax asset valuation allowance.

We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the remainder of 2007.

Other Income Tax Disclosures

Consistent with 2006, we anticipate recording a valuation allowance against all of our deferred tax assets during 2007. As a result of this valuation allowance, we expect our full year effective tax rate for continuing operations to be at or about zero. We expect to record an estimated gain of approximately $75 million on the anticipated Biologics SBU sale in discontinued operations, which includes an estimated tax liability of approximately $4 million related to alternative minimum tax and income tax in certain state jurisdictions.

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

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 29, 2007 and September 30, 2006. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We leverage our experience and knowledge in powering the immune system to develop and, in certain areas, market products that target serious medical conditions in the areas of hepatitis and transplants, gram positive bacterial infections and nicotine addiction. We are a vertically integrated company with sales of antibodies and other biologics, including Nabi-HB® [Hepatitis B Immune Globulin (Human)], a pipeline of products in various stages of development, a state-of-the-art manufacturing capability and a cash position that will allow us to advance our near-term pipeline products. We operate through two strategic business units or SBUs: Biologics and Pharmaceuticals. The Biologics SBU has responsibility for our marketed product Nabi-HB, a spectrum of plasma products from its nine plasma centers and a development pipeline, including human plasma proteins and antibody products. The Pharmaceuticals SBU is responsible for the vaccine product development pipeline that targets significant unmet medical needs, including NicVAX and StaphVAX. NicVAX is nearing the end of an important Phase 2b clinical trial which has shown 12 month efficacy in smoking cessation in statistically significant numbers of treated subjects. The Pharmaceuticals SBU also holds the right to receive up to an additional $75 million in milestone and royalty payments related to its divestiture of PhosLo in 2006.

On September 11, 2007, we entered into an asset purchase agreement with Biotest to sell our Biologics SBU and certain of our corporate shared services, or CSS, assets to Biotest for $185 million. See Note 3 in the accompanying unaudited condensed consolidated financial statements for further information on this anticipated transaction. As a result of receiving shareholder approval on November 8, 2007, the results of operations, assets and liabilities related to the Biologics SBU and certain CSS assets will be accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the fourth quarter of 2007. We intend to reclassify the Aloprim product line to discontinued operations as well. Refer to Note 4 in the accompanying unaudited condensed consolidated financial statements for further information regarding the Aloprim disposal. The following is the summarized financial information of these operations:

	For the Three Months Ended		For the Nine Months Ended
(In thousands)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$20,110	$19,634	$64,731	$59,525
Operating (loss) income	(5,593)	(1,819)	302	365
Net (loss) income	(5,519)	(1,788)	2,860	282

All our revenue producing activities relate to these disposal groups, consequently all revenues and gross margins will be included in discontinued operations in the fourth quarter of 2007. Below is our pro forma operating loss, loss from continuing operations and loss from continuing operations per share data, had we classified these groups as discontinued in our current financial statements.

	For the Three Months Ended		For the Nine Months Ended
(In thousands, except per share data)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Operating loss	$(10,838)	$(14,581)	$(36,290)	$(46,416)
Loss from continuing operations	(10,382)	(14,533)	(34,753)	(45,722)
Loss from continuing operations per share	(0.17)	(0.24)	(0.57)	(0.75)

RESULTS OF OPERATIONS

For all periods shown, the results from our PhosLo product line have been reclassified as discontinued operations. Refer to Note 4 in the accompanying unaudited condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

Revenues. Information concerning revenues is set forth in the following table:

(In thousands, except percentages)	For the Three Months Ended
	Sept. 29, 2007		Sept. 30, 2006
Biologics SBU:
- Antibodies	$15,880	79%	$12,210	62%
- Nabi-HB	7,405	37%	6,790	35%
- Other Biologics	(3,210)	(16)%	484	2%

Biologics SBU	20,075	100%	19,484	99%
Pharmaceuticals SBU	35	—	150	1%

	$20,110	100%	$19,634	100%

Revenues for the Biologics SBU grew by $0.6 million in the third quarter of 2007 over the comparable period of the prior year, led by increased antibody sales of $3.7 million, or 30%, from the third quarter of 2006 due to higher sales of Tetanus and anti-D antibodies. “Other Biologics” revenue for the three months ended September 29, 2007 includes a $3.3 million charge related to an unfavorable ruling regarding our Inhibitex arbitration award. See Note 8 in the accompanying condensed consolidated financial statements. Nabi-HB revenues were up 9% from the previous year period. Nabi-HB revenues in the prior year period reflected lower purchases by a significant wholesale customer who reduced its Nabi-HB inventory, driving an overall decrease in the inventory levels at our wholesale customers.

Nabi-HB is a human polyclonal antibody product indicated to prevent hepatitis B infection following accidental exposure to hepatitis B virus, or HBV. However, we believe the majority of Nabi-HB sales are for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients and that Nabi-HB is currently the leading product by sales for this use.

In November 2002, we filed a Biologics License Application (“BLA”) with the FDA for Nabi-HB Intravenous, to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. A Blood Product Advisory Committee, or BPAC, meeting was held at the request of the FDA in July 2006. The BPAC recommended that the FDA approve Nabi-HB Intravenous with nine votes in favor and two votes against. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us and we have been working with them in fulfilling these requests, with the goal of having a full response submitted during the first quarter of 2008. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA.

In April 2007, Cangene Corporation (“Cangene”), reported that the FDA had approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We also understand that Cangene is seeking orphan drug designation for this product. We believe that the sale of Cangene’s product in the U.S. with its new license indication will have an adverse effect on Nabi-HB sales and pricing, and that the adverse effect will become more material if Cangene gains orphan drug exclusivity for its product or if we are unable to obtain approval of our BLA for Nabi-HB Intravenous.

The decrease in revenues for the Pharmaceuticals SBU from the prior year period is largely due to the sale of Aloprim in May 2007.

Gross margin. Our gross margins are as follows:

	For the Three Months Ended
(In thousands, except percentages)	Sept. 29, 2007	Sept. 30, 2006
Biologics SBU	$5,381	$4,170
Pharmaceuticals SBU	35	36

Total	$5,416	$4,206

% of total revenues	27%	21%

Gross margin was $5.4 million in the third quarter of 2007, an increase of $1.2 million from the prior year period. This reflects the increase in revenues and a $0.8 million decrease in unabsorbed overhead associated with higher production levels in the current quarter compared to the prior year period. Partially offsetting these items is the $3.3 million charge to revenues related to the unfavorable court ruling, discussed above. The gross margin for the prior year period includes a $0.9 million charge for Nabi-HB material that was damaged while in transit to a contract filling site.

Selling, general and administrative expense. Selling, general and administrative expense was $8.9 million for the third quarter of 2007, a decrease of $1.5 million, or 14% from the third quarter of 2006. This decrease is primarily due to lower selling and marketing-related expenses incurred by the Biologics SBU and our continued efforts to reduce overall infrastructure costs. The third quarter of 2007 includes $1.5 million in legal and other professional fees associated with the pending Biologics SBU sale, while the third quarter of the prior year includes a cumulative correction related to the valuation of our historical equity grants. General and administrative expenses are expected to continue to decline over the course of 2008 if the Biologics SBU sale is completed and our CSS functions are transitioned to a smaller staff in Rockville, Maryland.

Research and Development expense: Research and development expenses, by segment, are presented below.

(In thousands)	For the Three Months Ended
	Sept. 29, 2007	Sept. 30, 2006
Biologics SBU	$10,740	$5,094
Pharmaceuticals SBU	2,192	5,146

Total	$12,932	$10,240

The increase in our research and development expenses for the third quarter of 2007 for the Biologics SBU primarily reflects a focus on activities related to the acceleration of our Intravenous Immune Globulin (“IVIG”) development program as well as costs associated with obtaining the BLA for Nabi-HB Intravenous. Additionally we recorded a $2.7 million charge in the current quarter with respect to the Biologics SBU in connection with the transition/termination of our future obligations associated with the development of ATG-Fresenius. The Pharmaceuticals SBU’s research and development expenses reflect lower spending in our Gram-positive programs, which includes StaphVAX. NicVAX research and development expense was also lower in the current quarter in comparison to the third quarter of 2006, as the prior year period included expenses associated with the initiation of the NicVAX Phase II proof of concept trial. Our NicVAX expenses were partially offset by funding from the National Institute on Drug Abuse (“NIDA”) of $0.2 million and $1.1 million in the third quarters of 2007 and 2006, respectively. The third quarter of 2006 included a reversal of $1.1 million of previously recorded depreciation expense which was largely offset by a cumulative correction related to the valuation of our historical equity grants.

Operating loss. Operating loss by segment is as follows.

	For the Three Months Ended
(In thousands)	Sept. 29, 2007	Sept. 30, 2006
Biologics SBU	$(6,437)	$(2,714)
Pharmaceuticals SBU	(2,160)	(5,309)

Segment operating loss	(8,597)	(8,023)
CSS	(7,834)	(8,377)

Total	$(16,431)	$(16,400)

Operating results for the Biologics SBU were negatively impacted in the current quarter by the $3.3 million charge to revenue related to an unfavorable ruling regarding our arbitration award with Inhibitex and a $2.7 million charge to research and development related to the transition/termination of our future obligations associated with the development of ATG-Fresenius. The lower operating loss for the Pharmaceuticals SBU reflects lower research and development spending as discussed above. CSS expenses have declined compared to 2006, reflecting our continued efforts to reduce our overall infrastrtucture costs. CSS expenses in the current period include $1.5 million of expense related to legal and other professional fees associated with the Biologics SBU sale, while in the prior year period CSS expenses included a cumulative correction to certain stock compensation awards.

Interest income. Interest income was $1.4 million for the third quarter of 2007 compared to $0.9 million for the third quarter of 2006. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income was primarily due to an increase in the average cash balance largely due to proceeds received from the PhosLo sale in the fourth quarter of 2006.

Income taxes. During 2007 and consistent with 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result there was no income tax benefit recorded in the third quarter of 2007.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects the reclassification of the operations related to our PhosLo product line, which was sold during the fourth quarter of 2006. The loss from discontinued operations of $5.5 million during the three months ended September 30, 2006 includes an impairment charge of $2.9 million to adjust the assets held for sale related to PhosLo to their fair value less costs to sell the assets.

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

Revenues. Information concerning revenues is set forth in the following table:

(In thousands, except percentages)	For the Nine Months Ended
	Sept. 29, 2007		Sept. 30, 2006
Biologics SBU:
- Antibodies	$39,916	62%	$36,076	61%
- Nabi-HB	26,204	40%	21,134	36%
- Other Biologics	(1,431)	(2)%	1,201	2%

Biologics SBU	64,689	100%	58,411	98%
Pharmaceuticals SBU	42	—	1,114	2%

	$64,731	100%	$59,525	100%

Revenues for the Biologics SBU grew by $6.3 million, or 11%, in the first nine months of 2007 over the comparable period of the prior year, led by increased sales volume of Nabi-HB of $5.1 million. Sales of antibodies also increased year over year by $3.8 million, or 11%. As discussed above in the quarterly results section, the current year was negatively impacted by a $3.3 million charge related to an unfavorable court ruling regarding our Inhibitex arbitration award. Nabi-HB revenues in the prior year period reflected lower purchases by a significant wholesale customer who reduced its Nabi-HB inventory, driving an overall decrease in the inventory levels at our wholesale customers.

We believe that the sale of Cangene’s product in the U.S. with its new license indication will have an adverse effect on Nabi-HB sales and pricing, and that the adverse effect will become more material if Cangene gains orphan drug exclusivity for its product or if we are unable to obtain approval of our BLA for Nabi-HB Intravenous.

The decrease in revenues for the Pharmaceuticals SBU from the prior year period is largely due to the sale of Aloprim in May 2007.

Gross margin (loss). Our gross margin (loss) for the first nine months of 2007 and comparative prior year period is as follows:

	For the Nine Months Ended
(In thousands, except percentages)	Sept. 29, 2007	Sept. 30, 2006
Biologics SBU	$23,626	$14,776
Pharmaceuticals SBU	(76)	439

Total	$23,550	$15,215

% of total revenues	36%	26%

Gross margin for the nine months ended September 29, 2007, increased by $8.3 million, or 55%, from the comparable prior year period. This increase was attributed to increased sales of Nabi-HB and antibody products as well as a benefit of $1.2 million related to the receipt of an insurance settlement for a damaged lot of Nabi-HB that was written off in the prior year period. Additionally, higher production levels resulted in a $4.1 million decrease in unabsorbed overhead in the nine months ended September 29, 2007 compared to the prior year period. These benefits were partially offset by a $3.3 million charge related to the unfavorable court ruling on the Inhibitex manufacturing contract.

Selling, general and administrative expense. Selling, general and administrative expense was $27.5 million for the first nine months of 2007 compared to $33.4 million for the first nine months of 2006. The decrease of $5.9 million, or 18%, is primarily due to lower selling and marketing-related expenses incurred by the Biologics SBU and our continued efforts to reduce overall infrastructure costs. In the current year period, CSS incurred $2.1 million of expenses related to legal and other professional fees associated with the anticipated Biologics SBU sale and $1.6 million of severance expense associated with the resignation of our former Chairman, President and Chief Executive Officer. Included in CSS expenses in the prior year period is a cumulative correction related to the valuation of our historical equity grants. General and administrative expenses are expected to continue to decline over the course of 2008 if the Biologics SBU sale is completed and our CSS functions are transitioned to a smaller staff in Rockville, Maryland.

Research and Development expense: Research and development expenses, by segment, are presented below.

(In thousands)	For the Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006
Biologics SBU	$22,240	$8,898
Pharmaceuticals SBU	9,795	19,003

Total	$32,035	$27,901

The increase in our research and development expenses for the first nine months of 2007 for the Biologics SBU reflects a focus on activities related to the acceleration of our Civacir, anti-D and IVIG development programs. The anti-D and IVIG projects were initiated in the second half of 2006. Also, we incurred a $2.7 million charge in the current period in connection with the transition/termination of our future obligations associated with the development of ATG-Fresenius. The Pharmaceuticals SBU research and development expenses reflect decreased spending on our Gram-positive programs, including StaphVAX. Expenses related to NicVAX were also lower for the nine months ended September 29, 2007 as the prior year period included expenses associated with the initiation of our Phase II proof of concept trial. Our NicVAX expenses were partially offset by funding from NIDA of $1.2 million and $1.6 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The prior year period included a reversal of $1.1 million of previously recorded depreciation expense which was largely offset by a cumulative correction related to the valuation of our historical equity grants.

Operating loss. Operating loss by segment is as follows.

	For the Nine Months Ended
(In thousands)	Sept. 29, 2007	Sept. 30, 2006
Biologics SBU	$(2,999)	$(2,021)
Pharmaceuticals SBU	(9,895)	(18,775)

Segment operating loss	(12,894)	(20,796)
CSS	(23,094)	(25,255)

Total	$(35,988)	$(46,051)

We were able to reduce our operating loss by $10.1 million, or 22%, from the comparable prior year period, as our Biologics SBU was able to realize an $8.9 million, or 60%, increase in gross margins. For the Biologics SBU this benefit was more than offset by increased expense for reseach and development activities. The results for the Pharmaceuticals SBU reflect lower research and development spending. CSS continues to benefit from lower general and administrative expenses reflecting our continued efforts to reduce overall infrastructure costs.

Interest income. Interest income was $4.4 million and $2.9 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities, including auction rate securities with maturities or interest reset periods of three months or less. The increase in interest income was primarily due to an increase in the average cash balance for the first nine months of 2007.

Other income, net. Other income, net for the nine months ended September 29, 2007 includes a $2.6 million gain from the sale of Aloprim. For further information on the Aloprim sale, which closed in May 2007, see Note 3 of our unaudited condensed consolidated financial statements.

Income taxes. During 2007 and consistent with 2006, we anticipate recording a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, we expect our full-year effective tax rate for continuing operations to be at or about zero. However, in connection with our adoption of FIN 48, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria and therefore, we recorded a $0.2 million adjustment through our first quarter 2007 income tax provision, as it was not material to any period impacted.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects the reclassification of the operations related to our PhosLo product line, which was sold during the fourth quarter of 2006. The loss from discontinued operations of $9.3 million during the nine months ended September 30, 2006 includes an impairment charge of $2.9 million to adjust the assets held for sale related to PhosLo to their fair value less costs to sell the assets. We anticipate recording a gain of approximately $75 million in discontinued operations if the Biologics SBU sale is completed by the end of the year. This estimated gain is net of an estimated tax liability of approximately $4 million related to alternative minimum tax and income taxes in certain state jurisdictions, as well as a non-cash charge of approximately $3 million related to modifications to stock-based compensation benefits which become effective if the sale is completed.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 29, 2007 totaled $99.8 million compared to $118.7 million at December 30, 2006. This decline is primarily the result of funding our net loss during the current period.

Cash used in operating activities from continuing operations for the nine months ended September 29, 2007 was $16.6 million, compared to $31.9 million for the nine months ended September 30, 2006. The decrease in cash used was primarily associated with our reduction in operating costs. Also, in the current period we have benefited from the timing of certain accruals recorded during the nine months ended September 29, 2007 which will be paid in the fourth quarter, including the $2.5 million fee associated with the transition/termination of our future obligations associated with the development of ATG-Fresenius and $1.2 million in severance-related payments to our former Chairman, President and CEO. Cash used in operating activities of discontinued operations for the nine months ended September 29, 2007 primarily related to payments of liabilities which were retained after the disposal of PhosLo in the fourth quarter of 2006.

Cash provided by investing activities from continuing operations for the nine months ended September 29, 2007 of $11.3 million largely consisted of net proceeds from marketable securities of $10.8 million and proceeds to date from the sale of Aloprim of $1.3 million. We expect to receive additional payments from the Aloprim sale of $1.4 million on December 28, 2007 and $1.0 million on December 26, 2008.

Cash provided by investing activities from discontinued operations of $2.6 million for the nine months ended September 29, 2007 includes the receipt of a $2.5 million milestone payment associated with the PhosLo sale agreement earned during 2006.

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

In the fourth quarter of 2007, we expect to receive $185.0 million in proceeds related to the anticipated Biologics SBU sale, of which $10 million will be deposited in escrow to cover any indemnification claims against us and any shortfall in required closing date inventory levels, and will not be available to be released until April 2009. We also expect to pay approximately $3 million of additional professional fees associated with the transaction. We are uncertain about the uses of the anticipated proceeds from the Biologics SBU sale and are reviewing working capital needs, anticipated liabilities and potential strategic uses of capital.

On December 7, 2004, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission. This registration statement will permit us, from time to time, to offer and sell up to $175 million of equity or debt securities. If we elect to sell securities under this registration statement, we anticipate using net proceeds from such sales to provide additional funds for general corporate purposes, including but not limited to clinical trials, research and development expenses and new acquisition and licensing opportunities.

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

We believe cash and cash equivalents and marketable securities on hand at September 29, 2007 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

The following table represents the amounts we have accrued for sales deductions included in continuing operations:

(In thousands)	Chargebacks	Rebates	Sales discounts	Other sales deductions	Total sales deductions
Balance at December 30, 2006	$696	$934	$799	$348	$2,777
Provision	2,020	85	1,268	209	3,582
Actual credits utilized during the nine months ended Sept. 29, 2007	(2,215)	(313)	(1,431)	(418)	(4,377)

Balance at Sept. 29, 2007	$501	$706	$636	$139	$1,982

The following table represents the amounts we have accrued for sales deductions included in discontinued operations:

(In thousands)	Chargebacks	Rebates	Sales discounts	Other sales deductions	Total sales deductions
Balance at December 30, 2006	$601	$5,381	$438	$760	$7,180
Provision (reversal)	111	(190)	(3)	(220)	(302)
Actual credits utilized during the nine months ended Sept. 29, 2007	(712)	(2,706)	(146)	(46)	(3,610)

Balance at Sept. 29, 2007	$—	$2,485	$289	$494	$3,268

Inventory and Reserves for Slow Moving or Obsolete Inventory

At September 29, 2007, we had net inventory of $18.7 million. We review inventory on hand at each reporting period to assess that inventory is stated at the lower of cost or market and that inventory on hand is saleable. Our assessment of inventory includes a review of selling price compared to inventory carrying cost, recent sales trends and our expectations for sales trends in future periods, ongoing validation that inventory is maintained within established product specifications and product remaining shelf life expiration. Based on these assessments, we provide for an inventory valuation allowance in the period in which the requirement is identified. If our actual experience is greater than our assumptions we will record additional expenses in that period.

Property, Plant and Equipment and Depreciation

We incurred costs of $90.3 million to construct our biopharmaceutical manufacturing facility in Florida and received approval to manufacture our own antibody-based biopharmaceutical product, Nabi-HB, at this facility from the FDA in October 2001. In constructing the facility for its intended use, we incurred approximately $26.8 million in direct costs of acquiring the building, building systems, manufacturing equipment and computer systems. We also incurred a total of $63.5 million of costs related to validation of the facility to operate in an FDA-approved environment and capitalized interest. Costs related to validation and capitalized interest, have been allocated to the building, building systems, manufacturing equipment and computer systems. Buildings and building systems are depreciated on a straight-line basis over 39 years and 20 years, respectively, the estimated useful lives of these assets. The specialized manufacturing equipment and computer systems are depreciated using the units-of-production method, as the specialized equipment is subject to wear and tear and exhaustion primarily as a result of use as opposed to the passage of time or technical obsolescence. We expect the annual utilization of these assets to increase significantly during the useful life of the assets and, therefore, believe the units-of-production method of depreciation most appropriately reflects the pattern of consumption of the equipment. However, because we anticipated low utilization levels during the initial years of the asset life and there was uncertainty as to whether higher production levels would be attained, we determined that a minimum of straight-line depreciation over an approximate 13 year life should be recorded each period. Since placing the facility into service in 2001, we have recorded the minimum depreciation amount. Under the units of production method we recorded depreciation expense of $2.2 million and $1.7 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. In accordance with the above policy, which has been consistently applied for all prior periods, we recorded additional depreciation expense of $1.2 million and $1.9 million for the nine months ended September 29, 2007 and September 30, 2006, respectively, because the amount of depreciation resulting from the units-of-production method was less than our minimum threshold depreciation amount. We periodically evaluate the remaining life and recoverability of this equipment based on the appropriate facts and circumstances.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for fiscal years beginning after December 15, 2006; accordingly, we adopted FIN 48 effective December 31, 2006. In connection with our FIN 48 review, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above, and therefore recorded a $0.2 million adjustment through our income tax provision in the first quarter of 2007, as it was not material to any period impacted.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact, if any, of adopting this pronouncement.

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development, or EITF 07-03. EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We plan to adopt EITF 07-03 beginning in the first quarter of our 2008 fiscal year. We are currently evaluating the impact the adoption of EITF 07-03 may have on our financial position and results of operations.

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about our expected Biologics SBU sale, the impact of expected transitioning and consolidation activities expected to occur after the transaction, expected receipt of an arbitration award from Inhibitex, cash position, and our strategic alternatives process. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: complete the Biologics SBU sale transaction with Biotest; successfully partner with third parties to fund, develop, manufacture and/or distribute our existing and pipeline products, including NicVAX and our Gram-positive infections products; obtain successful clinical trial results; generate sufficient cash flow from milestone or royalty payments to fund our development and commercialization activities; attract and maintain the human and financial resources to commercialize current products and bring to market products in development; depend upon third parties to manufacture or fill our products; obtain regulatory approval for our products in the U.S. or other markets; expand our sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products; raise additional capital on acceptable terms, or at all; and re-pay our outstanding convertible senior notes when due. Some of these factors are more fully discussed below. Many of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed with the Securities and Exchange Commission on March 15, 2007 and under “Risk Factors” in this Quarterly Report. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Item 4.	Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 29, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2007. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On November 12, 2006, we completed the sales of the PhosLo product line and related intellectual property, including the patents which are the subject of this litigation to a U.S. subsidiary of Fresenius Medical Care. As a consequence of this sale, we are no longer the plaintiff in this litigation. However, we remain a defendant with the purchaser in relation to an anti-trust claim filed by Roxane in this litigation. The anti-trust counterclaim is based on allegations that we should not have initiated litigation and have continued to maintain the litigation after the sale. Consequently, we remain responsible for all litigation costs in connection with the anti-trust counterclaim for as long as the counterclaim remains a part of this litigation. We continue to seek dismissal of this counterclaim.

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

Our BLA license application for Nabi-HB Intravenous that was filed in November 2002, may not be approved by the FDA. Nabi-HB is a human polyclonal antibody product currently indicated to prevent hepatitis B virus, or HBV, infection following accidental exposure to the virus. We believe the majority of our Nabi-HB sales are used to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients. Nabi-HB is not currently labeled for this use. In July 2006, the Blood Products Advisory Committee of the FDA rendered a positive opinion of our BLA for Nabi-HB Intravenous, voting to recommend approval of its use for the prevention of recurrence of hepatitis B disease after liver transplant. After the meeting, the FDA requested additional clarifying information, which we supplied in September 2006. Subsequently, the FDA has requested additional data from us and we have been working with them in fulfilling these requests, with the goal of having a full response submitted during the first quarter of 2008. After receiving this additional data, we expect that the FDA will be able to make a final decision on our BLA. The FDA usually follows the recommendations of its Advisory Committees, but it is not obligated to do so.

In April 2007, Cangene reported that the FDA had approved Cangene’s BLA for HepaGam B™ for use to prevent hepatitis B recurrence following liver transplantation in HBV-positive liver transplant patients. We have been advised that Cangene has applied to the FDA for Orphan Drug designation for such use. If Cangene were to obtain an Orphan Drug designation the FDA would be prohibited from approving our BLA for Nabi-HB Intravenous for liver transplant patients during the seven-year exclusivity period afforded an Orphan Drug. There can be no assurance that Cangene will not obtain Orphan Drug designation for its product for use to prevent re-infection with hepatitis B disease in HBV-positive liver transplant patients.

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

Additionally we have added risk factors in consideration of the anticipated Nabi Biologics sale.

Our failure to close the Biologics SBU sale to Biotest could have material adverse consequences for the Company.

We entered into an asset purchase agreement dated September 11, 2007 with Biotest pursuant to which we agreed to sell our Biologics SBU and certain of our CSS assets to Biotest for $185 million. Included in the assets to be sold are Nabi-HB and other plasma business assets, including Nabi’s state-of-the-art plasma protein production plant, nine FDA-certified plasma collection centers across the U.S., and investigational products, IVIG, Civacir, anti-D and Altastaph. The asset sale will also include most of our CSS assets (other than cash and cash equivalents) and our Boca Raton, Florida headquarters and real properties. The asset purchase agreement may be terminated by either Biotest or us if the closing has not occurred by March 31, 2008, or upon the occurrence of certain specified events. In addition, if the asset purchase agreement is terminated because of a determination by our board of directors to accept an acquisition proposal that is a “Superior Transaction” as defined in the asset purchase agreement, we have agreed to pay Biotest a termination fee of $8.5 million. The closing is subject to certain closing conditions, including, but not limited to, consents, if required, to the assignment of specified material contracts, the expiration of the waiting period under the Hart-Scott-Rodino Act and certain other specified conditions.

There can be no assurance that the Biologics SBU sale will be concluded with Biotest. Our failure to close the Biologics SBU sale could have material adverse consequences for us, including the loss of $185 million in anticipated proceeds from the sale and significant disruption and dislocation to our business, as well as to our customers, partners and employees.

If the Nabi Biologics sale is completed, our company will undergo significant changes and will face numerous uncertainties. Our inability to resolve these uncertainties and respond to these changes successfully or in a timely manner could have adverse consequences for the Company.

In connection with the closing of the Nabi Biologics sale, our company and business will undergo significant changes. We will sell to Biotest all of our remaining revenue producing biopharmaceutical and antibody products and will lose the ability to generate revenues from product sales until we are able to bring to market one or more of our products in development, which pipeline products also will be reduced as a result of the sale, or otherwise elect to acquire new products. Most of our employees and management will cease employment with Nabi and be offered employment by Biotest Pharmaceuticals, which has agreed to provide certain transition services to us for six months after the transaction closing. After the closing, we plan to restructure our remaining business and staff, relocate our corporate headquarters to our Rockville, Maryland facility and determine what to do with the proceeds from the Biologics SBU sale. During this transition period, we will be dependent upon Biotest for certain general and administrative functions. Currently, we are uncertain of the nature and extent of the restructuring, our future business plan and our uses of the proceeds from the sale. We also are uncertain of the composition of our staff. If we are unable to successfully and timely complete this restructuring, determine and execute our business plan, and retain or hire key employees or otherwise obtain general and administrative services, our remaining assets could lose value. This could have substantial negative impact on our business and our stock price. Further, if we are unable to successfully and timely determine how to use the proceeds the Nabi Biologics sale, this could have substantial negative impacts on our business and our stock price.

The Employment Agreement of Leslie Hudson, Ph.D., our interim President and Chief Executive Officer, expires on February 16, 2008. Our inability to find a successor Chief Executive Officer on a timely basis could have material adverse consequences for the Company.

On October 15, 2007, we entered into a second six-month Employment Agreement, effective as of August 16, 2007, with Leslie Hudson, Ph.D. covering Dr. Hudson’s employment as interim President and Chief Executive Officer of the Company from August 16, 2007 to February 16, 2008. Dr. Hudson, a director of the Company since 2005, has served as our interim President and Chief Executive Officer since February 15, 2007. Dr. Hudson has informed the Board that he does not intend to seek a third term as interim President and Chief Executive Officer of the Company. As a result, by February 16, 2008, we will need to find a successor to Dr. Hudson as President and Chief Executive Officer of the Company. Our inability to do so on a timely basis could make it more difficult for us to resolve the uncertainties and respond to the changes we will face after the Biologics SBU sale and could have a substantial negative impact on our continuing business and stock price.

Under the asset purchase agreement, we will have continuing obligations to indemnify Biotest, and may be subject to other liabilities related to our commercial product lines.

In connection with the anticipated sale of our Biologics SBU, we have agreed to indemnify Biotest for a number of specified matters including the breach of our representations, warranties and covenants contained in the asset purchase agreement. Under the agreement, $10 million of the total upfront cash payment will be deposited into an escrow account to secure our indemnification obligations to Biotest following the closing. Our indemnification obligations under the asset purchase agreement could cause us to be liable to Biotest under certain circumstances, in excess of the amounts set forth in the escrow account and potentially could reach up to 25% of the purchase price. Also under the asset purchase agreement, we will retain the liabilities related to our products sold prior to the consummation of the sale. These liabilities could be substantially higher than what we currently estimate. Either of these items could have a substantial negative impact on our continuing business and our stock price.

Item 6.	Exhibits

2.1	Asset Purchase Agreement by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG, dated as of September 11, 2007 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 11, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 8, 2007	By:	/s/ Jordan I. Siegel
Jordan I. Siegel
Senior Vice President of Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG, dated as of September 11, 2007 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 11, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification