Form 10-K
period 2007-12-29
NABI  BIOPHARMACEUTICALS
filed 2008-02-28
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

Commission File Number: 000-04829

Nabi Biopharmaceuticals

(Exact name of registrant as specified in its charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12276 Wilkins Avenue, Rockville, MD 20852

(Address of principal executive offices, including zip code)

(301) 770-3099

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $279,285,908

As of February 19, 2008, 52,656,937 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 29, 2007, are incorporated by reference into Part III.

Nabi Biopharmaceuticals

Nabi Biopharmaceuticals

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and StaphVAX® [Staphylococcus aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX is an investigational vaccine based on patented technology. Nicotine, a small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for our NicVAX development program. The Phase IIb study showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with a placebo.

StaphVAX is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from the National Institutes of Health, or NIH. We are developing StaphVAX for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies.

NicVAX and StaphVAX will require additional development, including preclinical testing and human studies for StaphVAX and additional human testing for NicVAX as well as regulatory approvals, before we can market them. We are continuing to develop NicVAX and StaphVAX while we search for partners who will assist in the further development and commercialization of these products.

In 2006, we commenced an exploration of strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo® (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius, for cash of $65 million and potential additional consideration of up to $85 million in milestone payments and royalties, of which $10.5 million of milestone payments have been received as of December 2007. In June 2007, we sold certain assets related to AloprimTM (allopurinol sodium) for Injection, or Aloprim. On December 4, 2007, we sold our biologics business and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185 million in cash ($10 million of which has been escrowed for valid indemnification claims asserted on or before April 15, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and StaphVAX products.

In December 2007, the Board of Directors approved the repurchase of up to $65 million of our outstanding common shares in the open market or in privately negotiated transactions. During the fourth quarter of 2007, we acquired 5.0 million shares for a total of $18.3 million. As of December 29, 2007, we had also repurchased outstanding convertible notes in the face amount of $38.8 million for $34.1 million.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

We were incorporated in Delaware in 1969 and our operations are all located in Rockville, Maryland.

PRODUCTS IN DEVELOPMENT

The following table shows our current development products:

Products	Indication/Intended Use	Status
Nicotine addiction

NicVAX®	Treatment of nicotine addiction

Phase IIb clinical trial completed in October 2007 and results presented at American Heart Association in November 2007

Phase II dose-schedule optimization study ongoing - anticipated completion July 2008

Planned initiation of Phase III clinical program in the second half of 2008

Infectious disease

Pentavalent StaphVAX®	Protection against S.aureus infections

New pentavalent StaphVAX vaccine:

•     Types 5 and 8 capsular polysaccharides: Completed Phase III testing in 2005

•     Type 336 cell-wall polysaccharide: Completed Phase I testing in 2005

•     Panton-Valentine Leukocidin: Clinical manufacturing by a third party planned in 2008 to prepare for Phase I clinical trial in 2009

•     Alpha Toxin: Clinical manufacturing by a third party planned in 2008 to prepare for Phase I clinical trial in 2009

•     Further clinical efficacy testing pending partnering

NICOTINE ADDICTION

Background

Smoking is a global healthcare problem. The World Health Organization estimates that there are over 1.3 billion smokers worldwide today and nearly five million tobacco-related deaths each year. If current smoking patterns continue, smoking will cause some 10 million deaths each year by 2030. According to the U.S. Centers for Disease Control and Prevention, or CDC, tobacco use is the single leading preventable cause of death in the U.S., responsible for approximately 440,000 deaths each year. In addition, it is estimated that smoking results in an annual health-related economic cost of approximately $157 billion. The CDC estimates that, among the 46.2 million adult smokers in the U.S., 70% want to quit, but less than five percent of those who try to quit remain smoke-free after 12 months.

Nicotine addiction is difficult to treat effectively. Most current therapies involve the use of “less harmful” forms of nicotine delivered via patches, lozenges or chewing gum. These therapies have shown only limited efficacy and extremely high relapse rates have been observed when smokers using these therapies attempt to quit. Currently, smokers being treated for nicotine addiction can stop using their therapy and immediately resume their addiction.

NicVAX is our investigational vaccine designed as an aid to smoking cessation, as well as an aid to prevent relapses. It represents an extension of our conjugate vaccine technology and allows us to address a significant medical need. We believe that, if approved, broad commercialization of NicVAX will be in conjunction with a marketing partner that has a demonstrated expertise in executing large scale primary care sales and marketing programs.

Nicotine is a small molecule that, upon inhalation into the body, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors, resulting in the release of stimulants, such as dopamine, and providing the smoker with a positive sensation, leading to addiction. Because of its small size, nicotine on its own does not elicit the production of antibodies in humans. NicVAX is based on our proprietary conjugate technology whereby nicotine is bound to carrier protein which renders the molecule immunogenic. Upon injection, NicVAX is capable of stimulating the immune system to produce nicotine-specific antibodies that bind to nicotine that arrives in the bloodstream following cigarette smoking or the use of other nicotine products, preventing it from crossing the blood-brain barrier to enter the brain. As a result, the brain does not produce the positive-sensation stimulants as a response to nicotine. This blocks the effects of nicotine, including effects that can lead to or reinforce and maintain addiction. We believe NicVAX has advantages over existing treatment therapies, in part, because it is not expected to have significant central nervous system side effects, and its benefit continues for approximately 6 to 12 months following vaccinations as antibodies to nicotine continue to be produced by the body’s immune system.

Clinical and Regulatory History

In March 2006, we announced that NicVAX had received Fast Track Designation from the U.S. Food and Drug Administration, or FDA, which facilitates the development of products that treat serious diseases where an unmet medical need exists. During 2006, we initiated and completed enrollment into a Phase IIb “proof-of-concept” study of 301 smokers who smoked an average of 24 cigarettes a day and thus were highly addicted to smoking and who were randomly allocated to receive one of four different doses or dosing schedules of NicVAX or placebo. This study was funded in part by the National Institute for Drug Abuse, or NIDA.

The Phase IIb study was a double-blind, placebo-controlled and dose-ranging study designed to establish proof-of-concept and the optimal dose for the Phase III program. This study was designed in collaboration with the FDA and other global regulatory agencies and incorporated the most current clinical trial standards and prevailing protocol design for smoking cessation studies. The trial’s primary endpoint was the rate of carbon monoxide (CO)-confirmed continuous abstinence from smoking during weeks 19-26 after the first vaccination. In May 2007, we announced the trial’s six-month data, which showed that a statistically significant number of patients in the high anti-nicotine antibody responder group met the trial’s primary endpoint of eight weeks of continuous abstinence between weeks 19-26.

In November 2007, we announced results from this trial. The data demonstrated that NicVAX increased the rates of smoking cessation and continuous long-term smoking abstinence at one year compared with placebo. The trial also demonstrated that smoking cessation rates and long-term continuous abstinence rates correlated to levels of anti-nicotine antibodies, demonstrating proof-of-concept that antibodies to nicotine were useful as an aid to smoking cessation. The high-antibody responder group of vaccinated subjects showed continuous abstinence rates that were almost three times higher than placebo at 12 months. Also, nearly three times the number of subjects treated with the optimal dose (400 micrograms) and schedule (five vaccinations), not stratified by antibody-response, were able to quit smoking and remained abstinent at 12 months compared with placebo (p<0.038). Those subjects in the NicVAX group with a high antibody response who continued to smoke showed a statistically significant reduction in cigarettes smoked over the full 12 months compared to placebo (p<0.022). Importantly, there was no evidence of compensatory smoking or increase in withdrawal symptoms observed in NicVAX-treated patients at any stage of the trial. NicVAX was well-tolerated with a low prevalence of central nervous system side effects and an adverse event profile comparable to that seen with the placebo.

Based on the results of the Phase IIb study, we believe that NicVAX could achieve a higher level of smoking cessation if the smoker delayed efforts to cease smoking until higher levels of anti-nicotine antibodies were reached. In January 2008, we therefore initiated an additional study to further define this optimum dosing derived from the Phase IIb study. We intend to use the results from this study to finalize the dosing schedule for the Phase III program for NicVAX, which we anticipate initiating in the second half of 2008.

Earlier clinical trials of NicVAX included four studies: one Phase I clinical trial (Nabi 4502) to evaluate safety in non-smoking adults, one Phase I/II clinical trial in 21 smokers and 9 ex-smokers (Nabi 4503), one multi-site, NIDA-funded Phase II clinical trial in 68 smokers (Nabi 4504), and one Phase II dose-ranging clinical trial in 50 smokers (Nabi 4505). These studies demonstrated that the vaccine has a good safety profile and induces significant quantities of nicotine-specific antibodies in a dose-dependent manner. In Nabi 4504, the quit rate was increased and cigarette consumption, cotinine, CO and dependence were all reduced in the high-dose vaccine group compared with the placebo group. In addition, no compensatory smoking behavior or withdrawal symptoms were observed.

The NicVAX development program has been guided by an expert advisory panel to provide input in clinical trial design and clinical development plans.

INFECTIOUS DISEASE

Background

Staphylococcus aureus is a major pathogen and is the leading cause of nosocomial, or hospital-acquired, infections. In a recent and comprehensive survey of the U.S., Canada, and Europe, it was found that S.aureus accounted for 22% of all blood infections, 23% of all lower respiratory tract and 39% of all skin and soft tissue infections. The ability of S.aureus to acquire antibiotic resistance and to adapt to new antibiotics is well established. In some areas, more than 50% of S.aureus isolates are now resistant to methicillin. There are numerous examples demonstrating that vancomycin, presently the antibiotic of last resort against multi-drug resistant S.aureus infections, is not reliably able to clear S.aureus infections.

Methicillin-resistant S.aureus, or MRSA, infections are observed primarily in hospital settings, but there have been alarming reports recently of significant increases in community-acquired MRSA infections. These emerging infections have included outbreaks of community-acquired outbreaks for skin abscesses and furunculosis in competitive sport participants, military personnel and children. Theses community-acquired-methicillin resistant S.aureus, or CA-MRSA, infections typically cause skin and soft tissue infections, but they can cause sepsis and necrotizing pneumonia. These strains are resistant ß-lactams and a few other antibiotics, and produce Panton Valentine Leukocidin, or PVL. These characteristics may have enabled CA-MRSA clones to spread in the community and cause disease.

S.aureus has evolved a variety of methods to evade host defenses. Capsular polysaccharides, or CPS, cover the surface of S.aureus and contribute to the ability of the bacteria to evade immune clearance. The majority of clinically important S.aureus isolates possess a polysaccharide capsule. Of the 13 known capsular types, two (types 5 and 8) were shown to comprise the majority of human clinical isolates. It has been demonstrated that antibodies specific for the CPS mediate opsonophagocytosis and bacterial killing by polymorphonuclear cells.

We have demonstrated that types 5 and 8 CPS can be targeted as a vaccine candidate. We also identified and patented the cell wall Type 336 antigen, the third most common clinical isolate that is found in some S.aureus bacteria, lacking or only partially covered by types 5 or 8 capsular polysaccharides. We have demonstrated that similar to types 5 and 8, this antigen can be targeted in a vaccine for prevention of S.aureus infections.

S.aureus also produces a variety of potent toxins. The toxin PVL can cause apoptosis (or cell death), tissue necrosis and leukocyte destruction, and is believed to play an important role in the virulence of CA-MRSA strains. Another important hemolytic toxin is alpha toxin, which is produced by almost all pathogenic strains of S.aureus and regarded as a major pathogenic factor of S.aureus. We have developed non-toxic versions of PVL and alpha toxin as components of a next generation pentavalent vaccine. This vaccine candidate may provide protection against a broad variety of hospital and community-acquired S.aureus infections.

Gram-positive vaccines

Vaccines represent a new and innovative approach in broadening the available clinical tools against the global health problem of hospital-acquired bacterial infections. StaphVAX is an investigational vaccine based on patented technology that we have licensed on an exclusive basis from NIH. We have advanced the development of StaphVAX for use in patients who are at high risk of S.aureus infection. Once vaccinated, the patient’s immune system produces antibodies to components of S.aureus, which should bind to S.aureus upon subsequent exposure to the bacteria. These antibodies help the immune system to eliminate the S.aureus bacteria.

In the original bivalent formulation of StaphVAX, surface polysaccharides found in the outer coating of types 5 and 8 S.aureus bacteria were included. Data from our first Phase III trial demonstrated that statistically significant prevention of S.aureus infections could be achieved in dialysis patients with our vaccine. However, as described below, this vaccine failed to meet its primary efficacy endpoint, in a second, confirmatory phase III trial in dialysis patients, the results of which were announced in November 2005. We believe that a next generation pentavalent StaphVAX vaccine, containing S.aureus Type 336 antigen combined with types 5 and 8 antigens, as well as two other antigens against S.aureus-detoxified PVL and detoxified alpha toxin will have the ability to provide protection against virtually all clinically significant S.aureus infections known today. The vaccine may also prevent S.epidermidis antigens infections due to cross reaction of the type 336 antigen. We believe that antibodies to cell wall results in the production of antibodies that attach to the cell wall structure, which would be independent of polysaccharides in the capsule targeted by the first generation StaphVAX, and would account for the approximately 20% of S.aureus infections that do not form a polysaccharide capsule in the human bloodstream. Additional antibodies to virulence factors may make it more difficult for bacteria to develop resistance to the antibodies.

Both PVL and alpha toxin are major virulence factors of S.aureus. We have advanced programs for both of those toxins with the objective to include detoxified antigens of these toxins in our next generation pentavalent S.aureus vaccine. The programs are in the pre-clinical phase and our goal is that clinical lots of both toxins would be available by the end of 2008.

Clinical Trial History

In 2005, we completed a Phase I study with our Type 336 vaccine. The trial was a double-blind, placebo-controlled study evaluating safety and antibody responses of the vaccine in 48 patients at four different dosage levels. The data support that escalating doses of the vaccine were well tolerated and resulted in significant dose-related increases in levels of antibodies against S.aureus Type 336. In November 2005, we announced the results of our second Phase III clinical trial of StaphVAX. The study, a randomized, double-blind, placebo-controlled trial among 3,976 patients on hemodialysis did not meet its defined end point of reduction in S.aureus types 5 and 8 infections in the StaphVAX group as compared to the placebo group through eight months following initial vaccination. These results were in contrast with the results of an earlier Phase III clinical trial among 1,804 end stage renal disease, or ESRD, patients previously reported in 2000, where it was shown that a single injection resulted in a 57% reduction in the incidence of S.aureus bacteremia. Consequently, we conducted an assessment in consultation with an outside panel of experts, including scientists and clinicians with expertise in immunology, vaccines, bacterial infections and nephrology. In an attempt to understand the results, the assessment focused on five areas: changes in the bacteria itself, changes in the care of dialysis patients, the manufacture of the vaccine, the quality of antibodies produced by the vaccine, and the conduct of the clinical trial. Based on experimental data, the panel concluded that the quality of antibody produced in the recent trial was of lower quality than the antibody produced in the original trial. Moreover, evidence suggested that the vaccine lot used in the second Phase III trial had some subtle but significant structural differences from the lot used in the original trial as well as from lots manufactured more recently.

Pentavalent StaphVAX Development Status

The development of the pentavalent StaphVAX vaccine entails the production of a clinical lot of each of the two new antigens against the bacterial toxins (PVL and alpha toxin) in 2008 to allow initiation of phase I clinical testing in 2009. Our plan is that subsequent clinical testing of the pentavalent vaccine will be undertaken by a development and commercialization partner and would involve phase II trials of the pentavalent vaccine followed by a phase III efficacy trial.

The pentavalent StaphVAX vaccine is designed to protect against a broader range of S.aureus strains as well as to protect against various virulence factors of the S.aureus bacterium. Hence, vaccine-induced antibodies to types 5 and 8 capsular polysaccharides protect against the bacterial capsule found in approximately 80% of S.aureus strains, while antibodies to Type 336 protects against the bacterial cell wall found in strains with reduced expression of types 5 and 8 capsular polysaccharides, including many of the known MRSA strains. In addition, since the bacterium secretes various toxins that debilitate the human immune system, antigens to protect against two of the most predominant and virulent toxins the bacterium produces (PVL and alpha toxin) are included in the pentavalent StaphVAX.

STRATEGIC TRANSACTIONS

On December 4, 2007, we sold our biologics business and certain corporate shared services assets to Biotest for $185 million in cash, $10 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before April 15, 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)] and other plasma business assets, including our state-of-the-art plasma protein production plant, nine FDA-certified plasma collection centers across the U.S., investigational products, IVIG, Civacir®, anti-D and Altastaph, and most of our corporate shared services assets (other than cash and cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all cash, cash equivalents and accounts receivable, our Rockville, Maryland facility and our Pharmaceuticals strategic business unit, including NicVAX and StaphVAX.

On October 24, 2007, we entered into a Transition/Termination Agreement dated October 19, 2007, or the Termination Agreement, with Fresenius Biotech GmbH, or Fresenius Biotech, terminating the Agreement to Develop, Supply and Market an anti-thymocyte globulin product, ATG-Fresenius North America, in the U.S. and Canada between us and Fresenius Biotech dated March 30, 2006, or the Development Agreement. Under the Development Agreement, Fresenius Biotech granted us exclusive sales, marketing and development rights to ATG-Fresenius North America in the U.S. for an initial term of ten years following the first commercial sale of the product in the U.S. Prior to entering into the Termination Agreement, we concluded that it was not in our best interest to continue development of the product and sponsorship of the clinical studies related thereto. Under the Termination Agreement, we paid directly to Fresenius Biotech the net sum of $2.2 million and deposited an additional $250,000 in an escrow account to be used to reimburse us for providing certain services and taking certain actions under the Termination Agreement. Any portion of the escrow amount that is not paid to us for such reimbursements will be distributed to Fresenius Biotech.

In May 2007, we sold certain assets related to Aloprim to Bioniche Teoranta for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million was received on December 28, 2007 and $1.0 million is due on December 26, 2008. The buyer also assumed the remaining commitment under our agreement with DSM Pharmaceuticals, Inc.

During the fourth quarter of 2006, we sold under a definitive agreement, or the PhosLo Agreement, certain assets related to our PhosLo operations. Under the terms of the PhosLo Agreement, we received $65 million in cash at closing and we earned and collected $10.5 million of milestone payments as of December 29, 2007. We may earn up to an additional $10 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation and we are entitled to royalties on sales of the new product formulation currently under development over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

CONTRACT MANUFACTURING AND OTHER SERVICES

In connection with the sale of our biologics business and certain corporate shared services assets, we entered into a Manufacturing Services Agreement with Biotest, which enables us to obtain clinical lots of our retained products as well as component products thereof from Biotest through December 31, 2009. The Manufacturing Services Agreement provides for payments to Biotest for manufacturing the products in an amount equal to Biotest’s cost to manufacture the products, calculated in accordance with generally accepted accounting principles in substantially the same manner as calculated by us prior to the closing, but specifically excluding depreciation, amortization and other non-cash items. The Manufacturing Services Agreement obligates Biotest to allocate 50% of its vaccine manufacturing capacity in the Boca Raton facility, calculated on an average monthly basis, to the production of our products under the agreement. Also, Biotest is obligated to use commercially reasonable efforts to assist us in transitioning the manufacturing of products to us or our designee, including providing technical support, copies of relevant documentation, technical know-how and allowing third-party access to the Boca Raton facility, for which Biotest will be compensated on a time and materials basis at Biotest’s cost to provide such services.

In connection with the sale of our biologics business and certain corporate shared services assets, we also entered into a Transition Services Agreement with Biotest, effective as of the closing, pursuant to which we and Biotest agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory matters) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out-of-pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008.

STRATEGIC ALLIANCES

We have entered into strategic alliances for the manufacture and commercialization of some of our products in development. Our current key strategic alliances are discussed below.

National Institutes of Health

Under a license agreement with NIH, we have the exclusive, worldwide right to use their patented conjugation process to manufacture vaccines against staphylococcal infections including StaphVAX. During the term of the license we are obligated to pay NIH a royalty based on net sales of products made using this technology. This agreement remains in effect until the expiration of the last-to-expire licensed patent, which is April 20, 2010, and no further royalties will be due to NIH for use of the subject technology after that date.

Under the license agreement with NIH, we have a non-exclusive, worldwide right to use the rEPA carrier protein technology to develop, manufacture and commercialize vaccines for uses other than vaccines against staphylococcal infections. Under the terms of this agreement, as NicVAX incorporates NIH technology, NicVAX is subject to a 0.5% royalty upon commercialization.

In addition to our license with NIH, we own an extensive global portfolio of issued patents and pending patent applications directed to our novel vaccine products and methods of using such products as described in further detail below under “Patents and Proprietary Rights.”

Ring-Expanded Nucleosides and Nucleotides (RENs)

Under a license agreement with the University of Maryland, Baltimore County, or UMBC, we have an exclusive, worldwide right to use UMBC’s patented ring-expanded nucleosides and nucleotides, or RENs for use in humans. During the term of the license, we are obligated to pay UMBC a 2% royalty based on net sales of license products covered by patent rights which are sold by us. This agreement remains in effect until the expiration of the last-to-expire licensed patent, which is January 13, 2021, and no further royalties will be due to UMBC for use of the subject technology after that date. We are responsible for prosecution and maintenance of the patent portfolio as described in further detail below under “Patents and Proprietary Rights.”

RENs represent an early-stage research platform technology that consists of a series of novel nucleoside and nucleotide analogs that are being developed to treat viral infections and cancer. Several RENs have been identified that have demonstrated activity against both RNA and DNA viruses, including hepatitis B virus, hepatitis C virus, respiratory syncytial virus, Epstein-Barr virus, West Nile virus and rhinovirus. In addition, a number of molecules have been identified that have demonstrated selective activity against a variety of primary tumor cell lines derived from leukemia, lymphoma, non-small cell lung cancer, colon cancer, melanoma, ovarian cancer, renal cancer, prostate and breast cancer.

Altastaph (Next generation)

In connection with the sale of our biologics business and certain corporate shared services assets, we entered into a Right of First Refusal and Right of First Negotiation Agreement with Biotest pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain non-exclusive rights to utilize StaphVAX and to license certain StaphVAX intellectual property that is necessary to enable Biotest to use StaphVAX solely for the manufacture, production or use of Altastaph® [Staphylococcus aureus Immune Globulin Intravenous (Human)], a development stage biologic product we sold to Biotest.

RESEARCH AND DEVELOPMENT PROGRAMS

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs:

(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
NicVAX	$2,122	$4,534	$1,489
StaphVAX	2,311	3,966	30,735
Other programs	838	1,877	1,204

	5,271	10,377	33,428
Unallocated overhead	13,570	18,368	24,360

Total R&D programs - Continuing operations	18,841	28,745	57,788
Total R&D programs - Discontinued operations	20,201	14,498	9,048

Total operations	$39,042	$43,243	$66,836

Research and development expenses related to the NicVAX program are reflected net of NIDA reimbursements of $1.5 million, $2.2 million and $0.3 million for fiscal years 2007, 2006 and 2005, respectively.

PATENTS AND PROPRIETARY RIGHTS

Our success depends in part on our ability to maintain our rights to our existing patent portfolio and our ability to obtain patent protection for product candidates in clinical development. Currently, we have been granted 154 patents and have over 100 patent applications pending worldwide.

Smoking Cessation

Our patent portfolio for technology related to the NicVAX product comprehends both compositions and therapeutic methodology for treating or preventing a nicotine addiction. Our patent claims are directed to compositions, or conjugates, that comprise a nicotine-like molecule linked to a carrier protein and to the methods for the use of these conjugates to treat or prevent nicotine addiction. In particular, we hold four issued U.S. patents relating to our conjugates, antibodies against the conjugates, and methods for using the conjugates and antibodies against nicotine addiction. These U.S. patents expire in 2018. We also have pending U.S. patent applications relating to our conjugates and their use. We hold granted patents in the following countries and regions, relating to our conjugates and antibodies against our conjugates, for use in treating nicotine addiction: Europe (18 countries), Australia, China, Eurasia (Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgzstan, Moldova, Russian Federation, Tajikistan, Turkmenistan), Hong Kong, Indonesia, Korea, New Zealand, Israel, South Africa, Mexico and Turkey. We also have pending foreign patent applications relating to our conjugate technology in Brazil, Canada, Hungary, India, Japan, Mexico, Norway, Poland, and Serbia-Montenegro. A worldwide application has been filed for a method to decrease the toxic effects of nicotine on fetuses in pregnant women in cooperation with NIH.

In July 2005 a potential competitor filed an opposition against our European patent that covers NicVAX and its use in the treatment and prevention of nicotine addiction. We filed our response in December 2005 and the European Patent Office has scheduled a hearing on the opposition for April 23, 2008. Although we do not believe that our European patent is invalid, and will vigorously challenge the opposition, there can be no assurance that we will prevail in this matter.

Gram-positive Program

We have 84 patents issued, including 11 U.S. patents, 53 patents in European countries and 20 in other countries, and over 90 patent applications pending worldwide relating to our Gram-positive infections program.

With respect to Staphylococcus, the patents and pending patent applications relate both to polysaccharide antigens—type 5 and type 8 as well as our 336 S.aureus antigen and PS-1 S.epidermidis antigen—and to a glycopeptide antigen common to S.epidermidis, S.haemolyticus and S.hominis. Additional issued patents relate to Enterococcus and describe polysaccharide antigens from E.faecalis and E.faecium, respectively.

In addition to the licensed NIH patent that relates to the manufacture of StaphVAX, our granted U.S. patents and ex-U.S. patents in our S.aureus program contain claims directed to vaccines, antibody-based therapies, methods of preparing antigen and diagnostic assays and kits against surface antigens of S.aureus. These patents all expire in September 2016. The patent underlying our NIH licensed rights expires on April 20, 2010. After this date, no further royalties will be due to the NIH for use of the technology.

Patent applications still pending include claims directed to the antigens, as well as to compositions or conjugates of the antigens, vaccines containing the antigens, antibodies to the antigens, and immunotherapy and diagnostic methods using the antigens and/or the antibodies to the antigens. In addition, we have filed U.S. and ex-U.S. patent applications covering methods directed to the use of StaphVAX, among other compositions. These applications, which address a method of protecting a human being with a compromised immune system from Staphylococcal or Enterococcal bacterial infection, include claims that prescribe use of our proprietary antigens. The applications also encompass a method for the use of types 5 and 8 S.aureus antigens. Patent applications are pending for our toxoid program for both recombinant alpha toxin and Panton-Valentine Leukocidin that expand our gram-positive portfolio.

Other pending applications are directed to compositions and methods for treating and preventing S.aureus infections, including infections by CA-MRSA via the use of compositions that contain a PVL antigen or antibodies that specifically bind to that antigen. There are claims pending as well that relate to LukF-PV and LukS-PV proteins and cognate antibodies, to mutated versions of those proteins, which are PVL subunits, and to fusion protein combinations of the subunits.

With regard to S.epidermidis, we have been issued U.S. patents and ex-U.S. patents, including patents that have been issued in 17 European countries. The patents we have been issued in the U.S. and Europe contain claims to vaccines and hyperimmune globulins against S.epidermidis surface antigen. Most of these patents expire in 2016.

Also in this portfolio are an issued U.S. patent and pending ex-U.S. patent applications that contain claims directed to a pharmaceutical composition containing a glucan and intravenous hyperimmune globulin, which can be specific for a given pathogen like S.aureus. This combination produces an unexpected antimicrobial effect that is greater than that obtained when either the glucan or the intravenous hyperimmune globulin is used separately. Another related U.S. patent has been granted with claims to a pharmaceutical composition containing a glucan and antibody.

Our patent portfolio for technology related to RENs program covers broad classes of RENs compounds targeting viral infections. We hold two U.S. patents and have patents in Europe (16 countries), Mexico and Canada. We have one U.S. pending patent application.

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

We own or license trademarks associated with each of our products, including several international trademark registrations or common law rights, for each of our development products.

GOVERNMENT AND INDUSTRY REGULATION

Our research, pre-clinical development and conduct of clinical trials, are subject to regulation for safety and efficacy by numerous governmental authorities including the U.S., Canada, UK, Germany, Spain, Italy, Australia and France. In the U.S., the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products. In addition, these statutes, regulations and policies may change and our products may be subject to new legislation or regulations.

Biopharmaceutical Products

Vaccines are classified as biological products under FDA regulations and are subject to rigorous regulation by the FDA. All of our products will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining these approvals and subsequent process of maintaining substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical laboratory tests, animal tests and formulation studies, and the submission of an Investigational New Drug application, or IND application, with the FDA, which must be accepted by the FDA before human clinical studies may commence, and adequate and well-controlled clinical trials to establish the purity, potency, and efficacy of the biological product for each indication for which FDA approval is sought.

The clinical phase of development involves the activities necessary to demonstrate safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance and finished biological product in accordance with the FDA’s current Good Manufacturing Practice, or cGMP, requirements. Clinical trials to support the approval of a biological product are typically conducted in three sequential phases, Phases I, II and III, with Phase IV clinical trials conducted after marketing approval. The initial human clinical evaluation, called a Phase I clinical trial, generally involves administration of a product to a small number of normal, healthy volunteers to test for safety. Phase II clinical trials involve administration of a product to a limited number of patients with a particular disease to determine dosage, immunogenicity and safety. In some cases Phase II clinical trials may provide limited indications of efficacy. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial. Phase III clinical trials examine the efficacy and safety of a product in an expanded patient population. Phase IV clinical trials primarily monitor for adverse effects and are undertaken post-licensure, such as additional large-scale, long-term studies of morbidity and mortality. The FDA may require sponsors to conduct Phase IV clinical trials to study certain safety issues. The FDA reviews the clinical plans and the results of trials and can stop the trials at any time if there are significant safety issues.

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. In addition, the FDA can request that additional clinical trials be conducted as a condition to product approval.

The results of all trials are submitted in the form of a Biologics License Application, or BLA. The BLA must be approved by the FDA prior to commencement of commercial sales. For BLA approval, the FDA requires that the sponsor demonstrate a favorable risk-benefit ratio. This often involves treatment of large numbers of patients, typically in double-blind, placebo-controlled or comparative randomized trials, followed for protracted periods of time. The actual size of the trials and the length of follow-up vary from indication to indication. If the FDA determines that a risk evaluation and mitigation strategy, or REMS, is necessary to ensure that the benefits of the biological product outweigh the risks, a sponsor may be required to include as part of the application a proposed REMS, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on distribution, or a medication guide to provide better information to consumers about the risks and benefits of the biological product. In addition, the prospective manufacturer’s methods must conform to the agency’s cGMP regulations, which must be followed at all times. The prospective manufacturer must submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, compliance and quality control to ensure full regulatory compliance. The submission of the BLA is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all applications submitted before it accepts them for filing. It may refuse to file the BLA and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the BLA is deemed filed by the FDA, agency staff of the FDA review the application to determine, among other things, whether a product is safe and efficacious for its intended use. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its BLA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of physicians, for review, evaluation, and an approval recommendation. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. If required to conduct a post-approval study, we must submit periodic status reports to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines.

The overall regulatory process is similar within the EU insofar as the sponsor needs to demonstrate a favorable risk-benefit ratio of the biological product, as well as reproducible manufacturing methods. The European equivalent of the BLA is called the Marketing Authorization Application, or MAA. There are two different procedures to file an MAA, the Centralized Registration Procedure and the Mutual Recognition Procedure. The Centralized Registration Procedure allows for simultaneous approval throughout the EU. The Mutual Recognition Procedure provides for initial approval in one country that can be used to seek approval in additional countries within the EU. There have been different requirements from country to country with regard to initiating clinical trials, however, that is also in the process of being standardized. A new standardized procedure, the Clinical Trials Application, was introduced in the EU during 2004.

Fast Track Designation

NicVAX was granted Fast Track review designation for the indication aid to smoking cessation in 2006. StaphVAX has been granted Fast Track review designation for protection from infection with S.aureus for the ESRD indications.

Fast Track designation refers to a process of interacting with the FDA during drug development and is intended for a combination of a product and a claim that addresses an unmet medical need. The Fast Track mechanism is described in the Food and Drug Administration Modernization Act of 1997. The benefits of the Fast Track designation include scheduled meetings to seek FDA input into development plans, the option of submitting a BLA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. Award of the designation does not ensure product approval by the agency, and the agency can withdraw the designation if the product, during development, no longer meets the standards for meeting an unmet medical need. The Fast Track mechanism is independent of Priority Review and Accelerated Approval, which are other regulatory programs to expedite product development and review.

Post-Approval Regulation

After approval, biological products are subject to ongoing review. The failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

Reimbursement

Future commercial sales of our products depend significantly on appropriate payments from federal and state government healthcare authorities, which regularly consider and implement coverage and payment reforms. An example of payment reform is the addition of an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Similar to pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies that govern the drugs, biologicals and vaccines that will be offered and the out-of-pocket obligations for such products. Medicare Part D plans often negotiate discounts from manufacturers for drugs that will be included on their drug formularies. Effective January 1, 2008, private Medicare Part D plans will pay physicians one payment that includes both the administration cost and the cost of the vaccine.

COMPETITION

Existing products in the smoking cessation marketplace consist of three general categories of therapeutic approach: (a) direct nicotine replacement; (b) anti-depressant therapy; and (c) nicotine receptor partial agonists. Nicotine replacement therapies, or NRT’s, represent a first generation approach to assisting smokers to quit by substituting a less harmful form of nicotine than inhalation by smoking. NRT’s are mildly effective and support smoking cessation in combination with behavioral modification. NRT’s come in a number of forms of administration: gums, patches, lozenges and inhalers. Many forms of NRT’s are currently available over the counter. Zyban is the only anti-depressant which is FDA approved specifically to aid smoking cessation that acts mainly through a reduction in craving and withdrawal symptoms. Pfizer Inc.’s Chantix® product, a nicotine receptor partial agonist, represents a new class of prescription therapeutic that blocks nicotine from interacting with the nicotine receptor in the brain and has defined a new standard of care.

Examples of other product candidates in development that pose competitive risk are additional selective nicotine receptor partial agonists such as dianicline (Sanofi-Aventis; phase III); selective glycine receptor antagonists (GlaxoSmithKline; phase II) and nicotine-derived therapeutic vaccines. Nic-002 (phase II) and TA-Nic (phase II) are nicotine-derived therapeutic vaccines being developed by Cytos/Novartis Pharmaceuticals and Celtic Pharmaceuticals, respectively, which if successfully developed and registered, may directly compete with NicVAX.

Effective marketed products for the prevention of S.aureus infection do not exist. Currently, the treatment market is dominated by many small molecule antibiotics for which S.aureus has developed varying degrees of resistance. Several biologic products including monoclonals, polyclonals and vaccines are at various stages of development for the treatment and prevention of S.aureus infection. The more advanced competitive vaccine programs include: V710 from Merck/Intercell (phase II), SA75 from VRi (phase I) and Wyeth/Inhibitex staphylococcal vaccine (phase I). Given this landscape, we believe that the pentavalent StaphVAX program is currently one of the most advanced development programs for the prevention of S.aureus infection.

For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors”.

EMPLOYEES

We believe that relations between our management and our employees are generally good. None of our employees are covered by a collective bargaining agreement.

We had a total of 52 employees at December 29, 2007.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

We operate in one industry segment. Information about our domestic and foreign operations for each of the last three fiscal years is in Note 2 to our consolidated financial statements set forth in Part II of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our Internet address is http://www.nabi.com. We make available, free of charge, through our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Statements in this document that are not strictly historical are forward-looking statements and include statements about products in development, clinical trials and studies, licensure applications and approvals, assessment of the StaphVAX Phase III trial results, and alliances and partnerships. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or commercialize our products in development; raise sufficient new capital resources to fully develop and commercialize our products in development; attract, retain and motivate key employees; collect further milestone and royalty payments under the PhosLo Agreement; obtain regulatory approval for our products in the U.S. or other markets; successfully contract with a third party manufacturer for the manufacture and supply of NicVAX and other products; and comply with reporting and payment obligations under government rebate and pricing programs; and raise additional capital on acceptable terms, or at all. These factors and others are more fully discussed below.

Each of the following risk factors could adversely affect our business, operating results and financial condition.

We do not have sufficient capital resources to fully develop and commercialize our products in development and will require additional financing to do so.

We have incurred and will continue to incur significant costs in connection with the development of our products, including the cost of clinical trials and manufacturing products for clinical trials, and the commercialization of our products. Our products under development may not generate sales for several years or at all. We do not have the financial resources to fund all of our products in development to completion. We expect that our existing capital resources will enable us to maintain our operations for at least the next 12 months based on current activities; however, to fully fund ongoing and planned activities beyond the next 12 months we may need to raise additional funds. Therefore, should we not conclude a successful sale or merger of the company, our ability to continue to fund all of our ongoing research and development activities depends on our ability to obtain commercialization or development partners, to receive milestone and royalty payments that are not under our exclusive control, and to raise additional capital. There can be no assurance that we will be able to continue to fund our research and development activities at the level required to commercialize our product development programs. If we are required to reduce the funding for certain of our research and development activities, this could have a material adverse effect on our future prospects.

The following are illustrations of potential impediments to our ability to successfully secure additional funds:

•	the trading price of our common stock may affect our ability to raise funds through the issuance of equity;

•	we no longer generate revenues from the sale of products; and

•	the outstanding indebtedness from our 2.875% convertible senior notes and the terms of the related indenture may discourage additional financing.

We may seek additional funding through public or private equity or debt financing, collaborative arrangements with strategic partners or from other sources. To the extent that we raise additional funds through collaboration or licensing arrangements, we will be required to relinquish some or all rights to our technologies or product candidates and may be required to grant licenses on terms that are not favorable to us. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may have to defer certain investments in research, product development, manufacturing, commercialization or business development, or otherwise modify our business strategy, and it could adversely affect our market valuation, results of operations or financial position.

Our inability to enter into strategic alliances that allow us to successfully develop, manufacture, commercialize and market our products in development will have a material adverse effect on our future business, financial condition and results of operations.

Our strategy for developing, manufacturing, commercializing and marketing our biopharmaceutical products in development and to fund certain of these activities currently requires us to enter into and successfully maintain strategic alliances with other pharmaceutical companies or other industry participants to advance our programs. In particular, we will rely on strategic partners for the continued clinical efficacy testing and commercialization of pentavalent StaphVAX and for the commercialization of NicVAX. If we fail to enter into or maintain successful strategic alliances for our products in development, we will have to reduce or delay our product development, increase our expenditures or cease development with respect to certain of our pipeline products. No assurance can be given that we will be successful in our efforts to enter into or maintain successful strategic alliances. For example, in October 2007, we terminated the Development Agreement with Fresenius Biotech that we entered into in March 2006. Even if we are successful in entering into a strategic alliance, there is no assurance that our collaborative partners will conduct their activities in a timely and effective manner. If we are not successful in our strategic alliance efforts, our ability to develop, manufacture, commercialize and market our products will be affected adversely. Even if we are successful in entering into strategic alliances, if any of our collaborative partners violates or terminates its agreements with us or otherwise fails to complete its collaborative activities in a timely manner, the development, manufacture, commercialization or marketing of our products could be delayed, including delays in our ability to conduct clinical trials or obtain licensure of our products. These and other possible problems with our collaborative partners, including litigation or arbitration, could be time consuming and expensive and could have a material adverse effect on our future business, financial condition and results of operations.

Our strategic alternatives process may not be successful.

We have retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, and the sale or merger of all or part of the company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. Both the exploration of strategic alternatives and the failure of the Company to successfully conclude any strategic transaction could have a material adverse effect on the Company, including our ability to retain key personnel and advance our operational business objectives.

Our product candidates are in or will undergo clinical trials and the results from these trials may not be favorable.

Our product candidates are in or will undergo clinical trials. These trials may not meet their defined endpoints, and, even if they do achieve their endpoints, we cannot be certain that results from future clinical trials will be positive. For example, the results of our Phase III trial of StaphVAX announced in November 2005 were not positive. Unfavorable clinical trial results in any clinical trial could adversely affect our business plans and have an adverse effect on our market valuation and our future business, financial condition and results of operations.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

Our ability to compete in the highly competitive biopharmaceutical industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain at the Company, in 2006 we created a retention program offering to certain key employees cash and equity incentives that vest over time. Some of these awards fully vested in 2007 and some will fully vest in 2009. In 2007, we made additional equity awards designed to motivate and retain key employees. The value to the employees of these incentives is significantly affected by our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, manufacturing, research and clinical teams may terminate their employment with us on short notice. The loss of the services of any of our key employees could potentially harm our future business, financial condition and results of operations. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. If we are unable to continue to attract and retain the right balance of high quality personnel with suitable expertise, our business and ability to continue our business and development programs will be adversely effected.

We may not collect any further milestone or royalty payments under the PhosLo Agreement.

We may not collect any further milestone or royalty payments under the PhosLo Agreement with Fresenius. We have collected $10.5 million of milestone payments as of December 29, 2007. We may earn up to an additional $10 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million. There can be no assurance of the completion of additional milestones or sales of the new product formulation. If we are unable to complete any additional milestones and if there are no sales of the new product formulation, we will not collect any further milestone or royalty payments under the PhosLo Agreement.

We depend upon third parties to manufacture our products in development.

We depend upon third parties to manufacture our products in development. Pursuant to a Manufacturing Services Agreement between us and Biotest, we are relying on Biotest to manufacture and transfer manufacturing technology to another manufacturer during the next two years. There can be no assurance that Biotest will meet its obligations to manufacture product and successfully transfer manufacturing ability to a new contract manufacturer. There also can be no assurance that we will be able to secure a new contract manufacturer for our products under development and that a new contract manufacturer will be able to successfully manufacture sufficient quantities of our products on a timely basis to permit continued development of our products and to commercialize our products in development. Creating and transferring a manufacturing process for biopharmaceutical products and manufacturing those products are complicated endeavors often fraught with technical difficulties that can significantly delay or prevent the successful manufacture of those products. At times, contract manufacturers have failed to meet our needs and we have experienced product losses at our contract fill and finisher. The failure of our contract manufacturers to supply us with sufficient amounts of product on a timely basis to meet our clinical or commercial needs, or to renew their contracts with us on commercially reasonable terms or at all, or to transfer manufacturing capability to a new contract manufacturer, would have a material adverse effect on our future business, financial condition and results of operations.

We may not be able to renew our leases for our Rockville, Maryland facilities on acceptable terms.

The terms of our leases for our office, laboratory, pilot manufacturing and warehouse space in Rockville, Maryland expire in December 2008. If we are unable to extend these leases, the transfer of our operations to a new facility may have an adverse effect on our operations.

In connection with the sale of our biologics business and certain corporate shared services assets, Biotest agreed to provide us with certain essential services which if not received could adversely affect our business.

In connection with the sale of our biologics business and certain corporate shared services assets, we entered into a Transition Services Agreement with Biotest in which Biotest agreed to provide transition services (including services related to finance, human resources and information technologies) to us for a period of up to six months after closing. The failure of Biotest to provide us with the services under the Transition Services Agreement on a timely basis, or at all, could have a material adverse effect on our future business, financial condition and results of operations.

Under the Biologics strategic business unit asset purchase agreement, we will have continuing obligations to indemnify Biotest, and may be subject to other liabilities.

In connection with the sale of our biologics business and certain corporate shared services assets to Biotest, we agreed to indemnify Biotest for a number of specified matters including the breach of our representations, warranties and covenants contained in the asset purchase agreement. Under the asset purchase agreement, $10 million of the total cash consideration was deposited into an escrow account to secure our indemnification obligations to Biotest following the closing. Our indemnification obligations under the asset purchase agreement could cause us to be liable to Biotest under certain circumstances, in excess of the amounts set forth in the escrow account and potentially could reach up to 25% of the purchase price. Also under the asset purchase agreement, we retained the liabilities related to our products sold prior to the consummation of the sale. These liabilities could be substantially higher than what we currently estimate. Either of these items could have a substantial negative impact on our continuing business.

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

In July 2005 a potential competitor filed an opposition against our European patent that covers NicVAX and its use in the treatment and prevention of nicotine addiction. We filed our response in December 2005 and the European Patent Office has scheduled a hearing on the opposition for April 23, 2008. Although we do not believe that our European patent is invalid, and will vigorously challenge the opposition, there can be no assurance that we will prevail in this matter.

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

We compete with larger, better-financed and more mature pharmaceutical and biotechnology companies that are capable of developing and marketing products more effectively than we are able to.

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

There can be no assurance that any of our products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the clinical efficacy and safety of our products;

•	the potential advantages over existing treatment methods to the medical community;

•	results and timing of clinical studies conducted by our competitors;

•	regulatory approvals;

•	any limitation of indications in regulatory approvals;

•	the prices of such products; and

•	reimbursement policies of government and third-party payers.

The failure of our pipeline products to gain market acceptance could have a material adverse effect on our future business, financial condition and results of operations.

If we fail to comply with extensive regulations enforced by the FDA and foreign regulatory agencies, the sale of our future products could be prevented or delayed.

Research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by various government authorities. The process of obtaining FDA, foreign regulatory agency or other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

•	the severity of the disease;

•	the quality of submission;

•	the clinical efficacy and safety of the product;

•	the strength of the chemistry and manufacturing control of the process;

•	the compliance record and controls of the manufacturing facility;

•	the availability of alternative treatments; and

•	the risks and benefits demonstrated in clinical trials.

Regulatory authorities also may require post-marketing surveillance to monitor potential adverse effects of our products or product candidates. The U.S. Congress, or the FDA in specific situations, can modify the regulatory process. Further, members of Congress can enact legislation that provides a formalized mechanism in the U.S. to allow for the approval of generic versions of biological products, which currently is not available.

Finished products and their components used for commercial sale or in clinical trials must be manufactured in accordance with cGMP requirements, a series of complex regulations and recommendations in guidance documents that govern manufacturing processes and procedures to assure the quality of our product candidates and products approved for commercial distribution. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, its components, or our other product candidates for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations, the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may result in an inability to receive approval, recall of products, delay in approval or restrictions on the product or on the manufacturing post-approval, including the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closure of our facility or the facility of our third parties. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

Many of our clinical trials are at a relatively early stage. There can be no assurance that we will be able to obtain the necessary approvals to manufacture or market any of our pipeline products. Failure to obtain regulatory approvals for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions which could have a material adverse effect on our future business, financial condition and results of operations.

New regulations may be enacted and existing regulations, their interpretation and enforcement, are subject to change. Therefore, there can be no assurance that we will be able to continue to comply with any regulations.

We may be subject to costly and damaging product liability and other claims in connection with the development and commercialization of our product candidates.

Pharmaceutical and biotechnology companies are increasingly subject to litigation, including class action lawsuits, and governmental and administrative investigations and proceedings, including product pricing and marketing practices. There can be no assurance that lawsuits will not be filed against us or that we will be successful in the defense of these lawsuits. Defense of suits can be expensive and time consuming, regardless of the outcome, and an adverse result in one or more suits could have a material adverse effect on our future business, financial condition and results of operations.

We may not be able to maintain sufficient insurance, including products liability and directors and officers insurance, to cover claims against us.

Product liability and directors and officers insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our products progresses, or that existing or future claims against us will be covered by our insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset any claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition and results of operations. Further, if we were unable to obtain directors and officers liability insurance, it could affect adversely our ability to attract and retain directors and senior officers.

There are potential limitations on third-party reimbursement, complex regulations for reimbursement of products and other pricing-related matters that could adversely affect our ability to successfully commercialize our products in development and impair our ability to generate sufficient revenues from future product sales.

Our ability to commercialize our products and related treatments depends in part upon the availability of, and our ability to obtain adequate levels of reimbursement from government health authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party payer coverage will be available, if at all. There are high levels of regulatory complexity related to reimbursement from U.S. and other government payers that can significantly limit available reimbursement for marketed products. In the U.S., government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for specific disease indications for which the FDA has not granted marketing approval. The cost containment measures that healthcare providers are instituting or the impact of any healthcare reform laws could have an adverse effect on our ability to sell our products or may have a material adverse effect on our future business, financial condition and results of operations. Within the EU, a number of countries use price controls to limit reimbursement for pharmaceutical products. There can be no assurance that reimbursement in the U.S., the EU or other markets will be available for our products in development, or, if available, will not be reduced in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products in development. The unavailability of government or third-party reimbursement or the inadequacy of the reimbursement for medical treatments using our products in development could have a material adverse effect on our future business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office, laboratory, pilot manufacturing and warehouse space in Rockville, Maryland with terms expiring in December 2008.

We lease a facility in Bray, Ireland with a term through 2030. We have the right to terminate the lease under certain circumstances in 2015. We do not currently occupy this facility and have subleased the facility to an outside third party.

We lease office space in Washington, D.C. with a term expiring in November 2008, most of which space we have subleased.

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

On November 12, 2006, we completed the sale of PhosLo and related intellectual property, including the patents which are the subject of the Roxane litigation to Fresenius. As a consequence of this sale, Fresenius assumed prosecution of the litigation and the costs associated therewith; however, we remain a defendant in an antitrust counterclaim and we remain responsible for defense costs associated with the counterclaim and for any liability arising from the counterclaim.

On July 18, 2006, we commenced an arbitration proceeding against Inhibitex, Inc., or Inhibitex, with respect to claims by us against Inhibitex arising in connection with a Production Agreement between us and Inhibitex. On August 10, 2006, Inhibitex asserted certain counterclaims in the arbitration proceeding. The arbitrator dismissed Inhibitex’s counterclaims at a hearing on January 30, 2007. On February 9, 2007, the arbitrator entered an award in our favor in the amount of $4.5 million. Subsequently, we moved to confirm the award in the Supreme Court of New York and Inhibitex moved to vacate the award. On October 11, 2007, the court issued a decision denying our petition with respect to $3.3 million in cancellation fees, but affirmed the arbitrator’s award in the amount of $1.2 million, which amount was received in January 2008. We have appealed the decision of the court with respect to the cancellation fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at a special meeting of stockholders, which was held on November 8, 2007:

The approval of the sale of our rights in and to our assets relating to, used in or necessary for the development, manufacture, distribution, marketing or sale of biologics products, and that together comprise our biologics strategic business unit, and certain of our corporate shared services assets located primarily in Boca Raton, Florida, pursuant to the asset purchase agreement between us, Biotest Pharmaceuticals and Biotest AG, dated September 11, 2007.

For	Against	Abstain
36,940,310	513,389	126,185

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi Biopharmaceuticals are as follows:

Name	Age	Position
Raafat E.F. Fahim, Ph.D.	54	Chief Executive Officer, President and Director
Jordan I. Siegel	42	Senior Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer
Paul Kessler, M.D.	53	Senior Vice President, Clinical, Medical and Regulatory and Chief Medical Officer

Dr. Fahim has served as Chief Executive Officer and President since January 22, 2008. From July 2007 to January 2008, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company and Chief Operating Officer and General Manager of the Biologics SBU. From March 2003 to July 2007, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company. From 2002 to 2003, Dr. Fahim was an independent consultant, working with Aventis Pasteur and other companies worldwide on projects that included manufacturing, process improvement, quality operations and regulatory issues. From 2001 to 2002, he served as President and Chief Operating Officer of Lorus Therapeutics, Inc., a biopharmaceutical company. From 1987 to 2001, Dr. Fahim was employed by Aventis Pasteur where he was instrumental in developing several vaccines from early research to marketed products. During his employment with Aventis Pasteur, Dr. Fahim held the positions of Vice President, Industrial Operations, Vice President, Development, Quality Operations and Manufacturing, Director of Product Development, and head of bacterial vaccines research/research scientist.

Mr. Siegel has served as Senior Vice President, Finance, Chief Financial Officer and Treasurer since June 2006. From July 1995 to June 2006, Mr. Siegel was employed by IVAX Corporation, in various positions, most recently as Vice President of Finance for its subsidiary, IVAX Pharmaceuticals, Inc. From 1996 until 2000, Mr. Siegel served as a corporate Vice President and Treasurer of IVAX Corporation.

Dr. Kessler has been the Senior Vice President, Clinical, Medical and Regulatory and Chief Medical Officer since March 2007. He joined Nabi Biopharmaceuticals in March 2005 as Senior Director, Clinical Research, and in April 2006, he was promoted to Vice President, Clinical Research. From 1998 to 2005, he served in several positions at GenVec, Inc., a gene therapy company, including Program Director, Director Clinical Research, Senior Director Clinical Research, and Executive Director Clinical Research. From 1989 to 1998, he was an Assistant Professor and later Associate Professor of Medicine at the Johns Hopkins University School of Medicine, where he conducted gene and cell therapy research and where he was an attending cardiologist on the Heart Failure and Transplant Service. He earned a B.S. from the University of Pittsburgh, a M.Sc. from the University of London, and an M.D. from Columbia University College of Physicians and Surgeons. He trained in Medicine and Cardiology at The Mount Sinai Hospital, New York, and Johns Hopkins.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “NABI”. The following table sets forth for each period the high and low sale prices for our common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

		High	Low
2007:
	First Quarter ended March 31, 2007	$6.83	$4.64
	Second Quarter ended June 30, 2007	6.13	4.60
	Third Quarter ended September 29, 2007	4.94	3.01
	Fourth Quarter ended December 29, 2007	4.21	3.04

2006:
	First Quarter ended April 1, 2006	$5.80	$3.37
	Second Quarter ended July 1, 2006	7.15	4.80
	Third Quarter ended September 30, 2006	6.09	4.56
	Fourth Quarter ended December 30, 2006	7.36	5.62

The closing price of our common stock on February 15, 2008 was $3.48 per share. The number of record holders of our common stock on February 15, 2008 was 978.

No cash dividends have been previously paid on our common stock and none are anticipated in 2008.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
9/30/07-11/3/07	0	N/A	0	$3.1 million
11/4/07-12/1/07	0	N/A	0	$3.1 million
12/2/07-12/29/07	5,001,286	$3.66	5,001,286	$46.7 million

Total	5,001,286	$3.66	5,001,286	$46.7 million

(1)

On December 6, 2007, we announced that our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5 million share repurchase program we announced in 2001. Repurchased shares have been accounted for as treasury stock.

COMPARATIVE STOCK PERFORMANCE

The following graph and chart compare, during the five-year period commencing December 29, 2002 and ending December 29, 2007, the annual change in the cumulative total return of our common stock with the NASDAQ Stock Market (U.S.) and the NASDAQ Biotech Stocks indices, assuming the investment of $100 on December 29, 2002 (at the market close) and the reinvestment of any dividends.

	2002	2003	2004	2005	2006	2007
Nabi Biopharmaceuticals	$100.00	$190.10	$241.21	$54.15	$108.31	$60.22
NASDAQ STOCK MARKET (U.S.) INDEX	$100.00	$149.52	$162.72	$166.18	$182.57	$199.62
NASDAQ BIOTECH INDEX	$100.00	$142.01	$151.91	$157.12	$158.37	$167.26

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 29, 2007 that was derived from our audited consolidated financial statements.

The data should be read in conjunction with, and are qualified by reference to, Nabi Biopharmaceuticals’ Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For all periods shown, the results from our biologics business and related assets, as well as our Aloprim and PhosLo product lines, have been reclassified as discontinued operations. These businesses represented all of our revenue-generating products. Refer to Note 3 of our Consolidated Financial Statements.

(in thousands, except per share amounts)	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005	December 25, 2004	December 27, 2003
Statement of Operations Data:
Operating expenses:
Selling, general and administrative expense	$26,090	$32,576	$37,042	$27,512	$22,418
Research and development expense	18,841	28,745	57,788	53,924	22,801
Amortization of intangible assets	—	—	414	111	1,618
Impairment of vaccine manufacturing facility	—	—	19,842	—	—
Write-off of inventory and manufacturing right	—	—	7,554	—	9,735

Operating loss	(44,931)	(61,321)	(122,640)	(81,547)	(56,572)
Interest income	6,026	4,148	4,094	1,628	614
Interest expense	(3,454)	(3,467)	(2,460)	(957)	(816)
Other income (expense), net	3,576	(66)	(478)	316	204

Loss from continuing operations before income taxes	(38,783)	(60,706)	(121,484)	(80,560)	(56,570)
(Provision) benefit for income taxes	(201)	69	2,916	7,618	13,208

Loss from continuing operations	(38,984)	(60,637)	(118,568)	(72,942)	(43,362)
Net income (loss) from discontinued operations	86,053	1,934	(9,881)	22,552	37,296

Net income (loss)	$47,069	$(58,703)	$(128,449)	$(50,390)	$(6,066)

Basic and diluted income (loss) per share:
Continuing operations	$(0.65)	$(1.00)	$(1.98)	$(1.24)	$(1.01)
Discontinued operations	1.43	0.04	(0.17)	0.38	0.87

Basic and diluted income (loss) per share	$0.78	$(0.96)	$(2.15)	$(0.86)	$(0.14)

Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$219,206	$118,727	$106,934	$103,109	$115,756
Working capital	205,893	217,715	185,561	98,182	142,905
Total assets	238,570	265,877	329,336	368,171	387,301
Convertible senior notes	71,738	109,313	109,145	—	—
Total stockholders’ equity	$146,532	$111,388	$161,827	$284,321	$319,316

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our Strategy

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX, an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and StaphVAX, a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX is an investigational vaccine based on patented technology. Nicotine, a small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for our NicVAX development program. The Phase IIb study showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with a placebo.

StaphVAX is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from the NIH. We are developing StaphVAX for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies.

NicVAX and StaphVAX will require additional development, including preclinical testing and human studies for StaphVAX and additional human testing for NicVAX as well as regulatory approvals, before we can market them. We are continuing to develop NicVAX and StaphVAX while we search for a partner who will assist in the further development and commercialization of these products.

In 2006, we commenced an exploration of strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo product and the product’s related assets to Fresenius for cash of $65 million and potential additional consideration of up to $85 million in milestone payments and royalties, of which $10.5 million of milestone payments have been received as of December 2007. In June 2007, we sold certain assets related to Aloprim for $3.7 million. On December 4, 2007, we sold our biologics business and certain corporate shared services assets to Biotest for $185 million in cash ($10 million of which has been escrowed for indemnification claims asserted on or before April 15, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and StaphVAX products.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 29, 2007, December 30, 2006 and December 31, 2005, should be read in conjunction with the Consolidated Financial Statements and Notes thereto and with the information contained under “Risk Factors” in Item 1A. All amounts are expressed in thousands, except for per share and percentage data. For all periods shown, the results from our biologics business and related assets, as well as the Aloprim and PhosLo product lines, have been reclassified as discontinued operations. Refer to Note 3 of our Consolidated Financial Statements.

2007 as Compared to 2006

Selling, general and administrative expense. Selling, general and administrative expense was $26.1 million for 2007 compared to $32.6 million for 2006. The decrease of $6.5 million reflects our continued efforts to reduce overall infrastructure costs. During 2007, we recorded $1.6 million of expense associated with the resignation of our former Chairman, President and Chief Executive Officer. In 2006, we incurred $1.7 million of expense related to activist shareholders matters. As a result of a review of historical equity grants in 2006, we recorded additional equity-based compensation expense of $1.2 million in selling, general and administrative expense in 2006 which related to prior periods. General and administrative expenses are expected to continue to decline over the course of 2008 as we transition our corporate share services functions to a smaller staff in Rockville, Maryland.

Research and development expense. Research and development expense was $18.8 million for 2007 compared to $28.7 million for 2006. This decrease includes $4.8 million in reduced overhead costs as we have re-aligned our business to focus on our remaining product candidates as well as $2.4 million in reduced spending on NicVAX due to the timing of development activities. Our overhead costs should continue to decline in 2008 as we recognize the full benefit of our new cost structure. However, total research and development expenses are expected to increase in 2008 as Phase III testing is initiated for NicVAX.

We incurred lower expenses related to our NicVAX program in 2007 in comparison with the prior year, as 2006 included the initiation and completion of enrollment into a 301-patient Phase IIb “proof-of-concept” study, the manufacture of material which was used in a Phase IIb clinical trial, as well as completion of an open-labeled Phase II dose ranging clinical trial. We completed the Phase IIb “proof-of-concept” study in 2007.

2007 reflected a further reduction of activities supporting our Gram-positive programs following the conclusion of the StaphVAX Phase III clinical trial in 2005. Research and development expense in 2006 included a reversal of $1.1 million of previously recorded depreciation expense, which was largely offset by $0.8 million of equity-based compensation expense recorded in 2006 related to prior years, resulting from the review of our historical equity grants. Refer to Note 8 of our Consolidated Financial Statements for further information on our equity-based compensation expense.

Interest income. Interest income was $6.0 million and $4.1 million for 2007 and 2006, respectively. The increase in interest income is largely the result of an increase in our average cash balance primarily due to the sale of the PhosLo product line in the fourth quarter of 2006 and the sale of the biologics business and certain corporate shared services assets in the fourth quarter of 2007.

Interest expense. Interest expense for both 2007 and 2006 was $3.5 million and consisted largely of cash interest of $3.2 million associated with our 2.875% Convertible Senior Notes due April 2025, or Convertible Senior Notes. As a result of the recent repurchase transactions in the fourth quarter of 2007, as described more fully in Note 6 of our Consolidated Financial Statements, the annual cash interest on the Convertible Senior Notes will decrease in 2008.

Other income. Other income in 2007 primarily consisted of a $3.6 million gain related to the repurchase of $38.8 million in principal of our Convertible Senior Notes at a discount of $4.7 million, or approximately 12%. The gain represents the discounted price paid, reduced by the write-off of the related portion of the unamortized deferred financing costs and original discount associated with the original offering.

Income taxes. During 2007 and consistent with 2006, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is approximately zero. In connection with our adoption of Financial Accounting Standards Board, or FASB, Interpretation Number 48, Accounting for Uncertainty in Income Taxes or FIN 48, we identified certain potential liabilities for years prior to 2007 that would have met the pre-FIN 48 accrual criteria and therefore, we recorded a $0.2 million adjustment through our first quarter period income tax provision, as it was not material to any period impacted.

Discontinued operations. In 2007, we recorded a net gain on disposal of discontinued operations of $81.2 million. This primarily reflects gains on the disposals of our biologics business and Aloprim product line of $78.4 million and $2.6 million, respectively. In 2006, we recorded a gain of $2.0 million on the disposal of our PhosLo product line. For additional details on our disposal transactions, refer to Note 3 of our Consolidated Financial Statements.

We also recorded $4.8 million of income from discontinued operations related to our biologics business and Aloprim product lines prior to their disposals. In 2006, the $0.1 million net loss from operations of discontinued operations consisted of a $6.3 million operating loss related to our PhosLo business and $0.9 million of non-operating expenses, largely offset by $7.1 million of operating income related to the biologics business and Aloprim product line. Included in the results of the biologics business in 2007 is a $3.3 million reduction of the revenues that we had previously recorded in 2006 related to our dispute with Inhibitex. Refer to Note 12 of our Consolidated Financial Statements for further details.

2006 as Compared to 2005

Fiscal year periods. Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year, with the additional week included the fourth quarter. The fiscal year ended December 30, 2006 was a 52-week year and the fiscal year ended December 31, 2005 was a 53-week year.

Selling, general and administrative expense. Selling, general and administrative expense was $32.6 million for 2006 compared to $37.0 million for 2005. During 2005, we incurred $10.3 million of expenses associated with preparing for the commercialization of StaphVAX, including market research, pre-launch marketing activities and the establishment of European operations prior to our decision to close our European operations in December 2005. During 2006, we incurred $1.7 million of expense related to activist shareholders. Also, equity-based compensation expense increased by $2.6 million in 2006 compared to 2005, largely due to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, or SFAS 123R, in January 2006 and the voluntary review of our historical equity grant programs (refer to Note 8 of our Consolidated Financial Statements for additional information on these items). After considering these items, the remaining increase in expense in 2006 over 2005 was primarily related to higher incentive compensation, as we did not meet our incentive goals in 2005 and no bonuses were earned.

Research and development expense. Research and development expense was $28.7 million for 2006 compared to $57.8 million for 2005. This decrease is primarily the result of a $30.2 million reduction in expenses associated with activities supporting our Gram-positive programs. During 2005, our primary activities were to support StaphVAX as well as our next generation Gram-positive products. These activities included our Phase III clinical trial for StaphVAX that concluded during the third quarter of 2005, efforts to establish StaphVAX vaccine manufacturing capability, supporting our Marketing Authorization Application, or MAA, filed for StaphVAX in the EU, immunogenicity studies in orthopedic patients in both the U.S. and the United Kingdom, the completion of a cardiac immunogenicity study, bridging and consistency lot studies, initiation of Phase I clinical trials for an S.aureus Type 336 vaccine and a S.epidermidis vaccine and a study evaluating the ability for StaphVAX to provide long-term protection against S.aureus during 2005.

Partially offsetting the decline in research and development expense, was higher expenses related to our NicVAX program, including initiation and completion of enrollment into a 301-patient Phase IIb “proof-of-concept” study, the manufacture of material in our vaccine manufacturing facility in Boca Raton, Florida, which was used in our Phase IIb “proof-of-concept” clinical trial, as well as completion of our open-labeled Phase II dose ranging clinical trial. During 2005, we initiated and completed enrollment of our open-labeled Phase II dose ranging clinical trial for NicVAX in the EU. In addition, during 2005, we received a grant from NIDA for the further development of NicVAX. In 2006 and 2005, $2.2 million and $0.3 million, respectively, of the grant were utilized to offset NicVAX clinical trials expense. Research and development expense during 2006 also included a reversal of $1.1 million of previously recorded depreciation expense, which was more than offset by equity-based compensation expense recorded in 2006 of $1.7 million related to the adoption of SFAS 123R in January 2006 and the voluntary review of our historical equity grants.

Amortization of intangible assets. We recorded amortization expense of $0.4 million in 2005 associated with a manufacturing right related to StaphVAX which was written off completely in the fourth quarter of 2005.

Impairment of vaccine manufacturing facility. We incurred $21.5 million in total costs to construct our vaccine manufacturing plant in Boca Raton, Florida in support of the anticipated global launch of StaphVAX. This plant was placed into service and depreciation of this facility for financial reporting purpose began in February 2005. As a result of not meeting the primary end point of our Phase III clinical trial for StaphVAX, we concluded that the carrying value of the $20.3 million asset was impaired and should be reduced to $0.5 million, its fair market value at the time as determined by an outside valuation firm. As a result, we recorded a $19.8 million impairment charge during 2005.

Write-off of inventory and manufacturing right. In 2005, we wrote-off $4.9 million of pre-launch StaphVAX inventory following the withdrawal of the MAA for StaphVAX. In connection with our decision in November 2005 to cancel our contract relationship to manufacture StaphVAX in a facility owned by Cambrex Bio Science Baltimore, Inc., we wrote-off the unamortized intangible asset balance at that date totaling $2.7 million.

Interest income. Interest income was $4.1 million in both 2006 and 2005. Interest income is earned from investing cash and cash equivalents on hand in money market funds and marketable securities with maturities or reset periods of three months or less. Although our average cash balance decreased in 2006, the average interest rate we earned on our available cash balances increased.

Interest expense. Interest expense for 2006 was $3.5 million compared to $2.5 million for 2005. Included in interest expense for 2006 and 2005 was $3.2 million and $2.3 million, respectively, in cash interest associated with our Convertible Senior Notes.

Income taxes. We had an income tax benefit from continuing operations of $0.1 million and $2.9 million in 2006 and 2005, respectively. Beginning December 31, 2005, we recorded a valuation allowance against all our deferred tax assets because there was not sufficient evidence to conclude that we would “more likely than not” realize all or a portion of those assets prior to their expiration. The valuation allowance reflects the total net carrying value of all of our deferred tax assets, primarily composed of net operating losses and research and development tax credits.

Discontinued operations. The components of our loss from operations of discontinued operations are as follows:

(in thousands)	For the Years Ended
	December 30, 2006	December 31, 2005
Operating profit of the biologics business and Aloprim	$7,062	$13,375
Operating loss of PhosLo product line	(6,330)	(20,605)
Other	(889)	(643)

Total before income taxes	(157)	(7,873)
Income taxes	93	(2,008)

Net loss from operations	$(64)	$(9,881)

The lower operating profit for the biologics business and Aloprim in 2006 compared to 2005 was largely due to an increase in research and development expenses of $5.7 million. The lower operating loss related to PhosLo was primarily related to an increase in gross margin during 2006 as compared to 2005 due to the relative sales levels of $28.0 million in 2006 and $13.9 million in 2005. Other expenses in both periods primarily include interest expense related to the PhosLo note payable which was settled in the first quarter of 2007.

We recorded a $2.0 million gain on disposal of our PhosLo product line in 2006. Refer to Note 3 of our Consolidated Financial Statements for additional details on the disposal.

Liquidity and Capital Resources

The total of our cash, cash equivalents and marketable securities balances at December 29, 2007 was $219.2 million compared to $118.7 million at December 30, 2006. The increase is largely due to the sale of the biologics business and certain corporate shared services assets which generated $175.0 million in cash proceeds, partially offset by $34.1 million cash used to repurchase a portion of our Convertible Senior Notes, $16.5 million used to purchase outstanding shares of our common stock and $26.7 million used by operations in 2007.

Cash used in operating activities of continuing operations was $42.6 million, $61.7 million and $98.2 million for 2007, 2006 and 2005, respectively. Selling, general and administrative expenses and research and development expenses, which totaled $44.9 million, $61.3 million and $94.8 million in 2007, 2006 and 2005, respectively, represent the majority of cash used in operating activities in each period.

Cash provided by operating activities of discontinued operations was $15.9 million, $17.8 million and $8.5 million for 2007, 2006 and 2005, respectively. The cash provided largely represents the results of the biologics business which was sold in the fourth quarter of 2007.

Cash provided by investing activities of discontinued operations of $176.4 million in 2007 includes net cash proceeds of $171.8 million related to the sale of the biologics business, cash proceeds of $2.7 million related to the sale of Aloprim and collection of a $2.5 million milestone payment related to the PhosLo sale agreement. We expect to receive an additional $1.0 million in proceeds from the Aloprim sale in December 2008. As part of the biologics sale agreement, Biotest deposited $10.0 million of the sale proceeds in escrow to cover any indemnification claims against us. We expect this balance, as well as related accrued interest, less any valid claims, to be released to us on April 15, 2009. Cash provided by investing activities of discontinued operations of $56.8 million in 2006 largely includes proceeds of $73.0 million related to the PhosLo sale, partially offset by a deposit into restricted cash of $10.8 million of funds used to repay our remaining note outstanding with Braintree Laboratories in January 2007. Cash used in investing activities of discontinued operations in 2005 consisted largely of capital expenditures.

During 2007, we received proceeds of $1.3 million for stock issued from the exercise of employee stock options and the employee stock purchase program, of which $0.6 million related to discontinued operations.

On April 19, 2005, we issued $100.0 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. In December 2007 we repurchased $38.8 million of our Convertible Senior Notes in two transactions at a discount of $4.7 million. We paid $34.1 million associated with these repurchases and recorded a net gain of $3.6 million in other income. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions.

In the fourth quarter of 2007, our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. During the fourth quarter of 2007, we acquired 5.0 million shares under this plan for a total of $18.3 million, of which $16.5 million was paid in 2007 and $1.8 million was unsettled and included in accrued expenses and other current liabilities as of December 29, 2007. Repurchased shares have been accounted for as treasury stock. Subsequent to year end, through February 12, 2008, we have repurchased an additional 3.6 million shares for a total of $13.4 million.

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

We believe cash, cash equivalents and marketable securities on hand at December 29, 2007 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

The following table provides information as of December 29, 2007 with respect to the amounts and timing of our known contractual obligations as specified below. As of December 29, 2007, there were no significant contractual obligations related to our discontinued operations.

Contractual Obligations	2008	2009	2010	2011	2012	After 2012	Total
(in thousands)
Open purchase orders	$2,170	$—	$—	$—	$—	$—	$2,170
Operating leases	1,315	6	6	6	6	22	1,361
Convertible Senior Notes	—	—	73,650	—	—	—	73,650
Interest payments	2,117	2,117	1,059	—	—	—	5,293

Total	$5,602	$2,123	$74,715	$6	$6	$22	$82,474

The preceding table does not include information where the amounts of the obligations are currently not determinable, including contractual obligations in connection with clinical trials, which are payable on a per-patient basis. Operating lease payments are net of sub-lease income of $0.1 million per year. While the Convertible Senior Notes are not due until 2025, in 2010 the holders of our Convertible Senior Notes can require us to repurchase them. Our interest payments are related to our Convertible Senior Notes and will remain an obligation for as long as our Convertible Senior Notes are outstanding.

Critical Accounting Policies and Estimates

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

Research and Development Expense

Research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expense includes $10.5 million, $13.3 million and $15.2 million in 2007, 2006 and 2005, respectively, of expense not directly related to any specific drug development program, therefore none of these indirect costs are included in discontinued operations. We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income which is a reimbursement to research and development costs incurred, we record the income as an offset to the related expense. In 2007, 2006 and 2005, $1.5 million, $2.2 million and $0.3 million, respectively, of income related to our NIDA grant was utilized to offset NicVAX clinical trials expenses.

Equity-Based Compensation

Effective January 1, 2006, we adopted, using the modified-prospective transition method, the fair value recognition provisions of SFAS 123R and related interpretations. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

In applying SFAS 123R, the value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on our historical stock price over the most recent period commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

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

Liabilities of Discontinued Operations

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnification for liabilities relating to product liability, and other claims. In addition, we have retained certain liabilities related to products sold through the disposal date. We have recorded reserves related to these obligations when appropriate. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods. We have a $10.0 million restricted cash balance as of December 29, 2007 which will be utilized to settle valid indemnification claims made by Biotest related to the sale of our biologics business. As of December 29, 2007, Biotest had made no indemnification claims.

As of December 29, 2007, we have reserves in discontinued operations related to sales deductions of $4.3 million. We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution allowances are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. The following table represents the amounts we have accrued for sales deductions, which are included in liabilities of discontinued operations:

(in thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total
Balance at December 31, 2005	$2,080	$7,356	$1,349	$632	$11,417
Provision for sales	5,905	5,636	4,128	1,470	17,139
Actual credits utilized during 2006	(6,688)	(6,677)	(4,240)	(994)	(18,599)

Balance at December 30, 2006	1,297	6,315	1,237	1,108	9,957
Provision (credit) for sales	2,206	(61)	1,321	(73)	3,393
Actual credits utilized during 2007	(3,396)	(3,191)	(1,841)	(609)	(9,037)

Balance at December 29, 2007	$107	$3,063	$717	$426	$4,313

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48. FIN 48 applies to all tax positions within the scope of SFAS No. 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we adopted FIN 48 effective December 31, 2006. In connection with our FIN 48 review, we identified certain potential liabilities that would have met the pre-FIN 48 accrual criteria, discussed above, and therefore recorded a $0.2 million adjustment though our income tax provision in the first quarter of 2007, as it was not material to any period impacted.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In March 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, or EITF 06-10. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We plan to adopt EITF 06-10 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In June 2007, the EITF issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development, or EITF 07-03. EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We plan to adopt EITF 07-03 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt SFAS 141R in the first quarter of our 2009 fiscal year and do not expect the impact to be material to our future reported financial position or results of operations.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007, and this assessment identified no material weaknesses in our internal control over financial reporting as of that date.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the sale of our biologics business and certain corporate shared services assets, certain functions related to our financial reporting process that were previously performed by our employees are now being performed by Biotest employees under the Transition Services Agreement. As the personnel and controls involved have not changed as of December 29, 2007 and we have implemented additional oversight controls since the sale, we believe this change does not materially affect our internal control over financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

Foreign Currency Exchange Risk. We established several foreign subsidiaries in connection with the anticipated marketing and distribution of StaphVAX and PhosLo. Activity on these subsidiaries has wound down and we expect to dissolve them in the future. We no longer defer any portion of translation gains or losses related to foreign currency in other comprehensive income. All gains or losses are recorded in our statement of operations as other income (expense) and have been immaterial to our results for the past two years. We expect that fluctuations in foreign currency rates will continue to have an immaterial impact on our results. We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts. We also do not engage in derivative activities.

Interest Rate Risk. At December 29, 2007, we had cash, cash equivalents and marketable securities in the amount of $219.2 million. The weighted average interest rate related to our cash, cash equivalents and marketable securities for the fiscal year ended December 29, 2007 was 5.2%. As of December 29, 2007, the principal value of Convertible Senior Notes outstanding was $73.7 million, which incurs interest at 2.875%.

Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions. Marketable securities consist of auction rate securities placed with major financial institutions. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio.

Concentration of Credit Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the U.S. Government and its agencies, bank obligations, repurchase agreements and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits.

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited internal control over financial reporting of Nabi Biopharmaceuticals (the “Company”) as of December 29, 2007, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nabi Biopharmaceuticals’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Nabi Biopharmaceuticals maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nabi Biopharmaceuticals as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of Nabi Biopharmaceuticals as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Fort Lauderdale, Florida

February 20, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$217,606	$86,227
Marketable securities	1,600	32,500
Prepaid expenses and other current assets	2,371	1,908
Assets of discontinued operations	4,616	142,256

Total current assets	226,193	262,891
Property and equipment, net	1,971	2,441
Other assets	379	545
Restricted cash related to discontinued operations	10,027	—

Total assets	$238,570	$265,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,647	$5,068
Accrued expenses and other current liabilities	7,105	8,126
Current liabilities of discontinued operations	9,548	31,982

Total current liabilities	20,300	45,176
2.875% convertible senior notes, net	71,738	109,313

Total liabilities	92,038	154,489
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, par value $0.10 per share: 5,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.10 per share; 125,000,000 shares authorized; 62,116,963 and 61,485,615 shares issued, respectively	6,212	6,149
Capital in excess of par value	333,527	327,228
Treasury stock, 5,807,055 and 805,769 shares, respectively, at cost	(23,608)	(5,321)
Accumulated deficit	(169,599)	(216,668)

Total stockholders’ equity	146,532	111,388

Total liabilities and stockholders’ equity	$238,570	$265,877

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Operating expenses:
Selling, general and administrative expense	$26,090	$32,576	$37,042
Research and development expense	18,841	28,745	57,788
Amortization of intangible assets	—	—	414
Impairment of vaccine manufacturing facility	—	—	19,842
Write-off of inventory and manufacturing right	—	—	7,554

Operating loss	(44,931)	(61,321)	(122,640)
Interest income	6,026	4,148	4,094
Interest expense	(3,454)	(3,467)	(2,460)
Other income (expense), net	3,576	(66)	(478)

Loss from continuing operations before income taxes	(38,783)	(60,706)	(121,484)
(Provision) benefit for income taxes	(201)	69	2,916

Loss from continuing operations	(38,984)	(60,637)	(118,568)
Discontinued operations:
Income (loss) from operations, net of tax benefit (provision) of $0.1 million and ($2.0) million in 2006 and 2005, respectively	4,818	(64)	(9,881)
Gain on disposals, net of tax provision of $1.3 million in 2007	81,235	1,998	—

Income (loss) from discontinued operations	86,053	1,934	(9,881)

Net income (loss)	$47,069	$(58,703)	$(128,449)

Basic and diluted income (loss) per share:
Continuing operations	$(0.65)	$(1.00)	$(1.98)
Discontinued operations	1.43	0.04	(0.17)

Basic and diluted income (loss) per share	$0.78	$(0.96)	$(2.15)

Basic and diluted weighted average shares outstanding	60,295	60,936	59,862

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Deficit	Other Accumulated Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 25, 2004	59,429	$5,943	$313,494	(804)	$(5,297)	$(29,516)	$(303)	$284,321
Net loss	—	—	—	—	—	(128,449)	—	(128,449)
Currency translation adjustment	—	—	—	—	—	—	474	474

Comprehensive loss								(127,975)
Stock options exercised	717	71	4,547	—	—	—	—	4,618
Delivery of shares upon exercise of options	8	1	23	(2)	(24)	—	—	—
Compensation expense related to modified stock options	—	—	62	—	—	—	—	62
Stock issued under Employee Stock Purchase Plan	167	17	765	—	—	—	—	782
Directors fees paid in stock	2	—	19	—	—	—	—	19

Balance at December 31, 2005	60,323	6,032	318,910	(806)	(5,321)	(157,965)	171	161,827
Net loss	—	—	—	—	—	(58,703)	—	(58,703)
Currency translation adjustment	—	—	—	—	—	—	(171)	(171)

Comprehensive loss								(58,874)
Stock options exercised	477	48	2,293	—	—	—	—	2,341
Recognition of option-related expense, net of tax benefit	—	—	2,434	—	—	—	—	2,434
Compensation expense under SFAS No. 123R	—	—	2,831	—	—	—	—	2,831
Stock issued under Employee Stock Purchase Plan	224	23	734	—	—	—	—	757
Restricted stock awards, net	450	45	(45)	—	—	—	—	—
Directors fees paid in stock	12	1	71	—	—	—	—	72

Balance at December 30, 2006	61,486	6,149	327,228	(806)	(5,321)	(216,668)	—	111,388
Net income	—	—	—	—	—	47,069	—	47,069

Comprehensive income								47,069
Stock options exercised	229	23	966	—	—	—	—	989
Compensation expense under SFAS No. 123R	—	—	4,981	—	—	—	—	4,981
Purchase of treasury stock	—	—	—	(5,001)	(18,287)	—	—	(18,287)
Stock issued under Employee Stock Purchase Plan	97	9	343	—	—	—	—	352
Restricted stock awards, net	297	30	(30)	—	—	—	—	—
Directors fees paid in stock	8	1	39	—	—	—	—	40

Balance at December 29, 2007	62,117	$6,212	$333,527	(5,807)	$(23,608)	$(169,599)	$—	$146,532

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
In thousands	December 29, 2007	December 30, 2006	December 31, 2005
Cash flow from operating activities:
Loss from continuing operations	$(38,984)	$(60,637)	$(118,568)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,725	954	3,431
Write-off of inventory and manufacturing right	—	—	7,554
Write down of vaccine plant	—	—	19,842
Accretion of discount on convertible senior notes	168	168	117
Non-cash compensation	2,770	4,348	81
Deferred income taxes	—	—	(2,916)
Gain on repurchase of convertible senior notes	(3,583)	—	—
Other	(5)	102	1,237
Changes in assets and liabilities:
StaphVAX inventory	—	—	(3,302)
Prepaid expenses and other assets	(401)	(172)	(356)
Trade accounts payable, accrued expenses and other	(4,287)	(6,451)	(5,300)

Total adjustments	(3,613)	(1,051)	20,388

Net cash used in operating activities from continuing operations	(42,597)	(61,688)	(98,180)
Net cash provided by operating activities from discontinued operations	15,853	17,776	8,466

Net cash used in operating activities	(26,744)	(43,912)	(89,714)

Cash flow from investing activities:
Purchases of marketable securities	(29,475)	(82,325)	(203,297)
Proceeds from sales of marketable securities	60,375	54,997	206,475
Capital expenditures	(110)	(223)	(3,937)
Other investing activities, net	80	8	(197)

Net cash provided by (used in) investing activities from continuing operations	30,870	(27,543)	(956)
Net cash provided by (used in) investing activities from discontinued operations	176,362	56,807	(4,720)

Net cash provided by (used in) investing activities	207,232	29,264	(5,676)

Cash flow from financing activities:
Proceeds from issuance of common stock for employee benefit plans	728	1,564	2,577
Purchase of common stock for treasury	(16,523)	—	—
Repurchase of convertible senior notes	(34,071)	—	—
Proceeds from issuance of convertible senior notes, net	—	—	108,730
Other financing activities, net	82	—	—

Net cash (used in) provided by financing activities from continuing operations	(49,784)	1,564	111,307
Net cash provided by (used in) financing activities from discontinued operations	675	(2,451)	(8,914)

Net cash (used in) provided by financing activities	(49,109)	(887)	102,393

Net increase (decrease) in cash and cash equivalents	131,379	(15,535)	7,003
Cash and cash equivalents at beginning of year	86,227	101,762	94,759

Cash and cash equivalents at end of year	$217,606	$86,227	$101,762

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and StaphVAX® [Staphylococcus aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX is an investigational vaccine based on patented technology. Nicotine, a small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for our NicVAX development program. The Phase IIb study showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with a placebo.

StaphVAX is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from the National Institutes of Health, or NIH. We are developing StaphVAX for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies.

NicVAX and StaphVAX will require additional development, including preclinical testing and human studies for StaphVAX and additional human testing for NicVAX as well as regulatory approvals, before we can market them. We are continuing to develop NicVAX and StaphVAX while we search for partners who will assist in the further development and commercialization of these products.

In 2006, we commenced an exploration of strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo® (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius, for cash of $65 million and potential additional consideration of up to $85 million in milestone payments and royalties, of which $10.5 million of milestone payments have been received as of December 2007. In June 2007, we sold certain assets related to AloprimTM (allopurinol sodium) for Injection Product, or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold our biologics business and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185 million in cash ($10 million of which has been escrowed for indemnification claims asserted on or before April 15, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and StaphVAX products.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

We were incorporated in Delaware in 1969 and our operations are located in Rockville, Maryland.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation: Certain items in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the current year’s presentation. As discussed in Note 3, the results of operations and the assets and the liabilities related to the biologics business and related assets as well as the Aloprim product line have been accounted for as discontinued operations in accordance with

Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144. Accordingly, the results of the operations related to the biologics business and related assets and Aloprim from prior periods have been reclassified to discontinued operations. Although we have sold substantially all assets of our corporate shared services and our vaccine manufacturing plant, we continue to reflect these expenses in continuing operations as we will continue to require similar functions on an ongoing basis.

Fiscal year periods: Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year. The fiscal years ended December 29, 2007 and December 30, 2006 were 52-week years. The fiscal year ended December 31, 2005 was a 53-week year with the additional week included in the fourth quarter of 2005.

Research and development expense: Research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expense includes $10.5 million, $13.3 million and $15.2 million in 2007, 2006 and 2005, respectively, of expense not directly related to any specific drug development program, therefore none of these indirect costs are included in discontinued operations. We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income which is a reimbursement to research and development costs incurred, we record the income as an offset to the related expense. In 2007, 2006 and 2005, $1.5 million, $2.2 million and $0.3 million, respectively, of income related to our U.S. National Institute on Drug Abuse, or NIDA, grant was utilized to offset NicVAX clinical trials expenses.

Comprehensive income (loss): We follow SFAS, No. 130, Reporting Comprehensive Income, which computes comprehensive income (loss) as the total of our net income (loss) and all other non-owner changes in stockholders’ equity. For the year ended December 29, 2007, comprehensive income consisted solely of net income. For the years ended December 30, 2006 and December 31, 2005, comprehensive loss consisted of our net loss as well as foreign currency adjustments of ($0.2) million and $0.5 million, respectively.

Foreign currency translation: Our foreign subsidiaries use the Euro and U.S. dollar as their functional currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange at the balance sheet date, while income and expenses are translated at the weighted average rates prevailing during the respective years. Components of stockholders’ equity are translated at historical rates. These foreign operations have been largely inactive subsequent to the announcement of the StaphVAX clinical trial in November 2005. For the years ended December 29, 2007 and December 30, 2006, both translation adjustments and foreign currency gains and losses were recorded in our accompanying consolidated statements of operations in other income (expense), net as these items have become immaterial to our operations. For the year ended December 31, 2005, a net foreign currency transaction loss of $0.6 million was included in our accompanying consolidated statements of operations as other income (expense), net, while translation adjustments were deferred in other comprehensive income (loss).

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted income (loss) per share is calculated similarly, as additional shares would be considered antidilutive due to our net loss from continuing operations each year.

When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options and restricted stock grants. The dilutive impact of stock options and restricted stock is determined by applying the treasury stock method. A total of 0.3 million, 1.7 million, and 1.8 million potential dilutive shares have been excluded in the calculation of diluted net income (loss) per share in 2007, 2006 and 2005, respectively, because their inclusion would be anti-dilutive.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of December 29, 2007 and December 30, 2006, because of the relatively short-term maturity of these instruments. The carrying value of our 2.875% Convertible Senior Notes due April 2025, or Convertible Senior Notes, at December 29, 2007 and December 30, 2006 was $71.7 million and $109.3 million, respectively, compared to the approximate fair value of $64.1 million and $101.1 million, respectively, based on then current market rates.

Cash and cash equivalents: Cash equivalents consist of money market funds and qualified purchaser funds with maturities of three months or less placed with major financial institutions. We have investment policies and procedures that are reviewed periodically to minimize credit risk. Under our cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes that are classified within trade accounts payable in our Consolidated Balance Sheet. The amount of these checks included in trade accounts payable as of December 29, 2007 and December 30, 2006 was $1.6 million and $2.3 million, respectively.

Marketable securities: Short-term investments in marketable debt securities consist of auction rate securities with final maturities longer than three years, but with interest rate auctions occurring every 28 or 35 days. These short-term marketable securities generally consist of taxable municipal bonds, corporate bonds, government agency securities and commercial paper. It is our intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, these securities are deemed short-term, are classified as available for sale securities and are recorded at market value using the specific identification method. Realized gains and losses are included in other income (expense), net in our Consolidated Statements of Operations using the specific identification method. Unrealized gains and losses would be included in other accumulated comprehensive income in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity, however, these amounts were immaterial as of December 29, 2007 and December 30, 2006.

Restricted cash: Restricted cash related to discontinued operations at December 29, 2007 of $10.0 million, relates to cash held in escrow to support any indemnification claims that may be made by Biotest related to the sale of our biologics business. The balance, along with related interest, should be released to us on April 15, 2009. Included in prepaid and other current assets is $0.6 million and $0.8 million as of December 29, 2007 and December 30, 2006, respectively, related to certificates of deposits required in accordance with letters of credit for certain of our worker’s compensation insurance policies.

Pre-launch inventory: We had no pre-launch inventories at December 29, 2007 or December 30, 2006. We wrote off $4.9 million of pre-launch StaphVAX inventory in 2005 following the withdrawal of our MAA for StaphVAX. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever. This risk notwithstanding, we plan to continue to scale up and build pre-launch inventories of certain products that have not yet received final governmental approval once these products have attained a stage in the development process of having been subject to a Phase III clinical trial or its equivalent, and if a regulatory filing has been made for licensure for marketing the product and the review of that filing has progressed to a point that we have an objective and persuasive evidence that regulatory approval is probable and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. Finally, product stability data must exist so that we can assert that capitalized inventory is anticipated to be sold, based on the sales projections noted above, prior to anticipated expiration of a product’s shelf life. If approval for these product candidates is not received, or approval is not received timely compared to our estimates for product shelf life, we will write-off the related amounts of pre-launch inventory in the period of that determination.

Property and equipment: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Initial Useful Life
Furniture and fixtures	8 years
Information systems	3 - 7 years
Machinery and equipment	4 - 8 years
Leasehold improvements	Lesser of lease term or economic life

Impairment of long-lived assets: Pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, we review long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. If this review reveals indications of impairment, as generally determined based on estimated undiscounted cash flows, the carrying amount of the related long-lived assets are adjusted to fair value. As a result of the Phase III clinical trial for StaphVAX not meeting its primary end-point, we wrote down the carrying value of our Boca Raton, Florida vaccine manufacturing facility to its estimated fair market value as determined by an outside valuation firm to $0.5 million and recorded a $19.8 million impairment charge during 2005.

In October 2003, we entered into a contract manufacturing agreement with Cambrex Bio Science Baltimore, Inc., or Cambrex Bio Science. We commenced amortization of the manufacturing right in 2004. In December 2005, we determined that the manufacture of StaphVAX would not occur at Cambrex Bio Science’s facility as a result of the Phase III clinical trial for StaphVAX not meeting its primary end point and our MAA for StaphVAX being withdrawn from consideration by the European Medicines Agency. In accordance with our stated accounting policy, we wrote-off the unamortized intangible asset amount of $2.7 million during 2005.

Equity-based compensation: We currently account for equity-based compensation under the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and related interpretations using the modified-prospective method. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123. Refer to Note 8 for further information related to our equity-based compensation programs and related expenses.

Income taxes: We follow SFAS No. 109, Accounting for Income Taxes, or SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. Our tax accruals are analyzed periodically and adjustments are made as events occur to warrant such adjustment.

Segment information: We currently operate in a single business segment. We developed operations outside the U.S. primarily to support our development and commercialization plans for StaphVAX. These operations have wound down significantly following the withdrawal of our MAA for StaphVAX. The foreign operations reported no revenues and operating losses of less than $0.1 million, $0.3 million and $18.8 million in 2007, 2006 and 2005, respectively. Long-lived assets related to our foreign operations were not material in any period presented.

New accounting pronouncements: In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 applies to all tax positions within the scope of SFAS 109, applies a “more likely than not” threshold for tax benefit recognition, identifies a defined methodology for measuring benefits and increases the disclosure requirements for companies. FIN 48 is mandatory for years beginning after December 15, 2006; accordingly, we adopted FIN 48 effective December 31, 2006. As a result of our full valuation allowance on our net deferred income tax assets, there was no impact of adoption. In connection with our FIN 48 review, we identified certain potential liabilities for years prior to 2007 that would have met the pre-FIN 48 accrual criteria, and therefore recorded a $0.2 million adjustment though our income tax provision in the first quarter of 2007, as it was not material to any period impacted.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In March 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, or EITF 06-10. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We plan to adopt EITF 06-10 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In June 2007, the EITF issued EITF Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development, or EITF 07-03. EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We plan to adopt EITF 07-03 beginning in the first quarter of our 2008 fiscal year and do not expect the impact to be material to our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt SFAS 141R in the first quarter of our 2009 fiscal year and do not expect the impact to be material to our future reported financial position or results of operations.

NOTE 3 DISCONTINUED OPERATIONS

On December 4, 2007, we sold our biologics business and certain corporate shared services assets to Biotest for $185 million in cash, $10 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)] and other plasma business assets, including our state-of-the-art plasma protein production plant, nine FDA-certified plasma collection centers across the U.S., and investigational products, IVIG, Civacir®, anti-D and Altastaph and most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business incurred prior to closing. We recorded a gain of $78.4 million in discontinued operations in our Consolidated Statement of Operations associated with the sale. Components of the gain are as follows:

(In thousands)	For the Year Ended December 29, 2007
Cash proceeds:
Purchase price	$185,000
Plus: payment for prepaid and other assets	1,079
Less: deposit into escrow	(10,000)
Less: transaction costs	(4,278)

Net cash proceeds		171,801
Escrow receivable		10,000
Net assets sold:
Inventory	(17,927)
Prepaid and other assets	(1,079)
Property, plant and equipment	(80,252)
Intangible assets	(1,206)
Other	162

Net assets sold		(100,302)
Equity-based compensation charge		(1,785)

Pre-tax gain on sale		79,714
Taxes		(1,277)

Net gain on sale		$78,437

The equity-based compensation charge relates to benefits received by certain employees as a direct result of the sale of our biologics business. Refer to Note 8 for additional information.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out-of-pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008 (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and StaphVAX until December 31, 2009 to us at cost, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we will grant Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize StaphVAX and to license the StaphVAX intellectual property that is necessary to enable Biotest to use StaphVAX solely for purposes relating to Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” marks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. Additionally, our Chief Financial Officer is providing certain services to Biotest and may perform those services to the extent that they do not unreasonably interfere with his duties to the Company. In the event that a conflict arises between his duties to Nabi and his duties to Biotest, the Chief Executive Officers of each party shall mutually determine a resolution, or if a mutual resolution can not be reached, either party may refer the conflict to arbitration.

During the second quarter of 2007, we sold certain assets related to Aloprim to Bioniche Teoranta for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million was received in the fourth quarter of 2007 and $1.0 million is due on December 26, 2008. The buyer also assumed the remaining commitment under our agreement with DSM Pharmaceuticals, Inc. In connection with the closing of this transaction, we recorded a gain of $2.6 million in discontinued operations on our Consolidated Statement of Operations. In the first three quarters of 2007, we did not treat Aloprim as a discontinued operation given its relative immateriality; however, in the fourth quarter we reclassified these results to discontinued operations along with the biologics business.

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and we earned and collected $10.5 million of milestone payments as of December 29, 2007. We can earn up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million. In 2006, we recorded a net gain on disposal of PhosLo of $2.0 million which included income related to the achievement of certain milestones earned in the fourth quarter of 2006, partially offset by an initial impairment loss recorded in the third quarter of 2006 of $2.9 million to adjust the assets held for sale to their estimated fair value less selling costs.

The assets and liabilities related to our biologics business, Aloprim and PhosLo have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and we will not have a significant continuing involvement with the related products beyond one year after the closing of the transactions. Therefore in accordance with SFAS 144, the accompanying Consolidated Balance Sheets report the assets and liabilities related to our biologics businesses, Aloprim and PhosLo as discontinued operations in all periods presented, and the results of operations related to our biologics business, Aloprim and PhosLo have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets:

In thousands	December 29, 2007	December 30, 2006
Trade accounts receivable, net	$2,690	$20,377
Inventories, net	—	19,260
Restricted cash	—	10,841
Other assets	1,926	4,207
Property, plant and equipment, net	—	85,888
Intangible assets, net	—	1,683

Total current assets of discontinued operations	4,616	142,256

Restricted cash	10,027	—

Total assets of discontinued operations	$14,643	$142,256

Trade accounts payable	$1,016	$5,221
Accrued expenses and other liabilities	8,180	15,712
Notes payable, net	352	10,758
Capital lease obligations, net	—	291

Total liabilities of discontinued operations	$9,548	$31,982

At December 29, 2007, the $2.7 million trade accounts receivable balance included $1.3 million related to one customer that was received in January 2008. The restricted cash balance as of December 29, 2007 relates to funds deposited by Biotest associated with the sale of our biologics business and is classified as long-term on our Consolidated Balance Sheet as it will not be released until April 15, 2009. At December 30, 2006, the restricted cash balance related to funds which were used in January 2007 to repay the balance of notes payable associated with the initial purchase of PhosLo in 2003. The balance of other assets at December 29, 2007 includes the remaining $1.0 million note receivable associated with the Aloprim transaction, which is due in December 2008.

Accrued expenses and other liabilities at December 29, 2007 include $4.3 million associated with sales deductions. We estimate allowances for revenue dilution items using a combination of information received from third parties, including market data, inventory reports from our major U.S. wholesaler customers, historical information and analysis that we perform. The key assumptions used to arrive at our best estimate of revenue dilution allowances are estimated customer inventory levels, contractual prices and related terms. Our estimates of inventory at wholesaler customers and in the distribution channels are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. The following table represents the amounts we have accrued for sales deductions:

(in thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total
Balance at December 31, 2005	$2,080	$7,356	$1,349	$632	$11,417
Provision for sales	5,905	5,636	4,128	1,470	17,139
Actual credits utilized during 2006	(6,688)	(6,677)	(4,240)	(994)	(18,599)

Balance at December 30, 2006	1,297	6,315	1,237	1,108	9,957
Provision (credit) for sales	2,206	(61)	1,321	(73)	3,393
Actual credits utilized during 2007	(3,396)	(3,191)	(1,841)	(609)	(9,037)

Balance at December 29, 2007	$107	$3,063	$717	$426	$4,313

The following table presents summarized financial information for the discontinued operations presented in the Consolidated Statements of Operations:

(In thousands)	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Total revenues	$80,855	$117,852	$108,055
Operating income (loss)	4,992	732	(7,230)
Income (loss) before (provision) benefit for income taxes	4,818	(157)	(7,873)
Net income (loss) from operations	4,818	(64)	(9,881)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized below:

In thousands	December 29, 2007	December 30, 2006
Information systems	$2,069	$1,911
Leasehold improvements	3,204	3,204
Machinery and equipment	5,003	5,033
Furniture and fixtures	242	203

Property and equipment	10,518	10,351
Less accumulated depreciation	(8,547)	(7,910)

Property and equipment, net	$1,971	$2,441

We recorded depreciation expense in continuing operations related to property and equipment of $1.7 million, $0.9 million and $3.0 million, in 2007, 2006 and 2005, respectively. During 2006, we recorded an adjustment to reduce depreciation expense by $1.1 million adjusting acquisition costs of $0.7 million and accumulated depreciation of $0.4 million. This correction of an error was recorded during 2006 as it was not material to that year, or any other period that would have been impacted.

NOTE 5 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

In thousands	December 29, 2007	December 30, 2006
Employee compensation and benefits	$3,223	$5,139
Unsettled treasury stock transactions	1,763	—
Accrued clinical trial expenses	295	1,385
Accrued interest payable	450	708
Other	1,374	894

Total	$7,105	$8,126

NOTE 6 CONVERTIBLE SENIOR NOTES

On April 19, 2005, we issued $100.0 million of our Convertible Senior Notes through a private offering to qualified institutional buyers as defined in Rule 144A under the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Notes to cover over allotments.

In December 2007, we re-purchased $38.8 million of our Convertible Senior Notes on the open market in two transactions. We paid $34.3 million associated with these repurchases which included the principal payment of $38.8 million and accrued interest of $0.2 million, net of a discount of $4.7 million. As a result of these transactions, we recorded a gain on the debt retirement of $3.6 million which is included in other income (expense), net in our Consolidated Statement of Operations.

Our Convertible Senior Notes were issued pursuant to an indenture between U.S. Bank National Association, as trustee, and us. Our Convertible Senior Notes are convertible, at the option of the holders, into shares of our common stock at a rate of approximately 69.8 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $14.32 per share, subject to adjustment upon the occurrence of certain events. The initial implied conversion price represented a 30% premium over the closing sale price of our common stock on April 13, 2005, which was $11.015 per share. Our Convertible Senior Notes, which represent our general, unsecured obligations, will be redeemable by us at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase them for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement.

Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. Accrued and unpaid interest related to our Convertible Senior Notes was $0.4 million and $0.7 million at December 29, 2007 and December 30, 2006, respectively. A portion of the $3.4 million discount granted to the initial purchaser of our Convertible Senior Notes and $0.3 million of deferred costs was written off as a result of the re-purchase in the fourth quarter of 2007. The remaining balances at December 29, 2007, of $1.9 million and $0.2 million for the discount and deferred costs, respectively, is being amortized to interest expense through April 15, 2025, the maturity date of our Convertible Senior Notes. Interest payments for 2007, 2006 and 2005 were $3.5 million, $3.3 million and $1.6 million, respectively, which largely consisted of the semi-annual payments for our Convertible Senior Notes.

NOTE 7 STOCKHOLDERS’ EQUITY

Preferred Stock

Our Board of Directors may without further action by the stockholders, from time to time, direct the issuance of shares of preferred stock in any series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of us before any payment is made to the holders of common stock.

The ability of our Board of Directors to issue preferred stock may delay or prevent a takeover or change in control of us. To the extent that this ability has this effect, removal of our incumbent Board of Directors and management may be rendered more difficult. Further, this may have an adverse impact on the ability of our stockholders to participate in a tender or exchange offer for the common stock and in so doing diminish the market value of the common stock.

Of the 5,000,000 shares of preferred stock which are authorized, 1,538,462 shares have been designated “Series A Convertible Preferred Stock,” 750,000 have been designated “Series One Preferred Stock” and 2,711,538 remain available to be designated as a new class or series of preferred stock with certain conversion rights, liquidation preferences and voting rights. Currently, there are no outstanding shares of preferred stock. We have issued rights that are in some cases exercisable for shares of our Series One Preferred Stock.

Shareholders Rights Plan

Effective July 1997, our Board of Directors adopted a shareholders rights plan under which a dividend of one preferred share purchase right, or Right, was distributed for each outstanding share of common stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. In July 2007, the Board of Directors amended the shareholders rights plan to change the expiration date of the Rights from August 1, 2007 to August 1, 2008. The Rights are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of 15% or more of our common stock. Such percentage may be lowered at the Board of Directors’ discretion. If the Rights become exercisable, the holder (other than the individual or group who triggered the exercisability) may be entitled to receive upon exercise shares of our common stock having a market value of two times the exercise price of the Rights, or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. We are entitled to redeem the Rights in whole for $0.01 per Right under certain circumstances.

Treasury Stock

On December 6, 2007, we announced that our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5 million share repurchase program we announced in 2001. During the fourth quarter of 2007, we acquired 5.0 million shares under this plan for a total of $18.3 million. Repurchased shares have been accounted for as treasury stock. Subsequent to year end, through February 12, 2008, we have repurchased an additional 3.6 million shares for a total of $13.4 million.

Shelf Registration Statement

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

NOTE 8 EMPLOYEE BENEFIT PLANS

We maintain several employee benefit plans for our employees as discussed below. As of December 29, 2007, a total of 14.0 million shares of common stock were reserved for issuance under our stock option and employee benefit plans.

Retirement Savings Plan

We maintain a retirement savings plan which permits employees to contribute up to 92% of pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the plan is 100% of up to the first 4% of the participant’s earnings contributed to the plan. Our matching contributions to the plan were approximately $1.0 million, $1.4 million and $1.4 million in 2007, 2006 and 2005, respectively.

In May 2000, the stockholders approved the issuance of up to 425,000 shares of our common stock to our employees participating in our retirement saving plan. To date, no shares have been issued under this plan.

Incentive Stock Plan

In May 2007, our shareholders approved the 2007 Omnibus Equity and Incentive Plan, or 2007 Stock Plan, which supersedes and replaces our previous incentive stock plans. All other incentive stock plans will remain in effect with respect to outstanding awards issued under those plans, however, going forward we plan to maintain one plan for both employees and directors related to both stock option and restricted stock awards. In connection with the approval of the 2007 Stock Plan, shareholders approved an additional 2.5 million shares of common stock and the transfer of all shares which were available for issuance under the prior incentive stock plans to be available for issuance under the new plan. As of December 29, 2007, we had 13.1 million shares of common stock reserved for the issuance of common stock upon the exercise of outstanding options, future grants of options or restricted stock under our incentive stock plans.

Under our incentive stock plans, we have granted options to employees and directors entitling them to purchase shares of common stock within seven to ten years of the date of grant. The options have generally been granted at exercise prices equal to the fair market value of the underlying common stock on the date of grant. Options granted to employees under our stock incentive plans typically become exercisable over four years in equal annual installments after the date of grant, and to non-employee directors become fully exercisable after six months or in equal quarterly installments over one year, subject to, in all cases, continuous service with the Company. Exceptions to our general convention include 26,500 options granted in 2006 which vested immediately, 437,260 options granted in 2006 that vest at the end of three years, and 386,217 options granted in 2007 that vest over two years. Certain option awards are subject to accelerated vesting under certain circumstances.

We began issuing restricted stock awards in 2006. Awards issued generally vest over periods from two to four years, with the exception of 81,066 shares subject to shorter terms and contingent on the achievement of certain performance goals.

Employee Stock Purchase Plan

Under the Nabi Employee Stock Purchase Plan, or the ESPP, which is shareholder approved, qualified employees may participate in the purchase our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 97,305, 224,353, and 167,413 shares of common stock during 2007, 2006 and 2005, respectively, pursuant to this plan at an average price per common share of $3.62, $3.37 and $4.85, respectively. As of December 29, 2007, we had 0.5 million shares reserved for future issuance under the ESPP.

Accounting for Equity-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, and related interpretations, or SFAS 123R, which is a revision of SFAS 123, using the modified-prospective transition method. Under this method, compensation cost recognized in the years ended December 29, 2007 and December 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 was recognized on a straight-line basis over the requisite remaining service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, or APB No. 25, as permitted by SFAS 123. Under APB No. 25, when the exercise price of our employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized.

Equity-based compensation expense for the three years ended December 29, 2007, including amounts reclassified to discontinued operations, was comprised of:

(In thousands)	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Stock option expense	$3,717	$1,810	$62
Stock option expense - cumulative adjustment (1)	—	2,596	—
Employee stock purchase plan expense	135	500	—
Restricted stock expense	1,129	521	—
Stock compensation to directors	40	72	19

Total equity-based compensation	$5,021	$5,499	$81

(1)

During the third quarter of 2006, the Audit Committee of the Board of Directors initiated a voluntary review of our historical equity grant programs and the accounting for these programs. The review identified errors in the determination of the measurement date for certain stock option grants in prior years. This amount is the additional cumulative non-cash compensation expense associated with corrections to these measurement dates. No fraud, back dating, or spring loading issues were identified. The charge was recorded in 2006 as we determined it was not material to any single year impacted.

On September 20, 2007, our Board of Directors approved certain compensation-related actions in connection with the asset sale to Biotest. The actions included additional benefits provided to employees whose employment would terminate as a result of the asset sale, or Affected Employees, related to the acceleration of vesting of all their unvested stock options, acceleration of vesting of all their restricted stock that would have vested in 2008 or 2009 and the modification of all their outstanding options to extend the post-termination of employment exercise period from 90 days to six months. There were approximately 174 employees affected by these actions, resulting in the immediate vesting of 783,094 options and 77,448 restricted stock awards that originally had vesting terms of over three or four years. The 2007 stock option expense and restricted stock expense in the table above includes expense of $1.6 million and $0.2 million, respectively, related to these benefits, of which $0.1 million was associated with the modification of the options to add three months to the term, while the remainder related to the vesting acceleration. This total charge of $1.8 million was recorded as a reduction of the gain on the sale of the biologics business in discontinued operations.

In the first quarter of 2007, we recognized accelerated equity-based compensation of $0.4 million associated with the departure of our former Chairman of the Board of Directors, President and Chief Executive Officer, of which $0.3 million and $0.1 million related to stock options and restricted stock, respectively.

As required by SFAS 123R, we estimate forfeitures of stock options and restricted stock awards and recognize compensation cost for only those awards expected to vest. Forfeiture rates are determined for three groups of non-employee directors, senior management and all other employees based on historical experience. Estimated forfeiture rates are adjusted from time to time based on actual forfeiture experience and expected future trends.

Our equity-based compensation expense is reflected in our Consolidated Statements of Operations as follows:

(in thousands)	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Selling, general and administrative expense	$1,819	$2,645	$81
Research and development expense	951	1,703	—

Total continuing operations	2,770	4,348	81
Discontinued operations	2,251	1,151	—

Total employee stock compensation expense	$5,021	$5,499	$81

Stock Options

In connection with the adoption of SFAS 123R, we estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing formula and amortize to expense over the option’s vesting period using the straight-line attribution approach. Below are the weighted average fair values for the years ended December 29, 2007 and December 30, 2006 as well as the assumptions used in calculating those values:

	For the Years Ended
	December 29, 2007	December 30, 2006
Weighted average fair value (per share)	$3.23	$3.48

Assumptions:
Expected term (in years)	4.9 - 6.3	2.2 - 8.1
Risk-free interest rate	3.41% - 4.91%	4.47% - 5.70%
Expected volatility	73.4% - 76.9%	81.4% - 98.4%
Expected dividend yield	0%	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience, as adjusted for certain events that management deemed to be non-recurring and/or non-indicative of future events.

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The volatility factor is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

A summary of option activity under our stock plans as of December 29, 2007 and the changes during fiscal 2007 is presented below:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at December 30, 2006	7,943,962	$9.03	6.62	$5,431
Granted	2,176,017	4.87
Exercised	(229,297)	4.32
Forfeited	(958,016)	5.01
Expired	(2,724,988)	10.79

Outstanding at December 29, 2007	6,207,678	$7.60	3.28	$221

Vested and expected to vest at December 29, 2007	6,069,866	7.68	3.19	214

Exercisable at December 29, 2007	4,809,922	$8.47	2.30	$184

As of December 29, 2007, there was $2.9 million of unrecognized compensation cost related to the stock options granted under our stock plans which is expected to be recognized over a weighted-average period of 2.3 years. Outstanding and exercisable options above include 2,179,216 options related to Affected Employees, which have a weighted-average exercise price of $7.90 and remaining contractual term through June 4, 2008. The total intrinsic value of stock options exercised was $0.3 million, $0.8 million and $4.9 million in 2007, 2006 and 2005, respectively. Cash received from the exercise of stock options for 2007, 2006 and 2005 was $1.0 million, $2.3 million and $4.6 million, respectively including $0.4 million, $0.5 million and $0.4 million from discontinued operations, respectively.

Restricted Stock

A summary of the status of our restricted stock awards as of December 29, 2007 and changes during fiscal 2007 is presented below:

Restricted Stock	Number of Shares	Weighted - Average Fair Value at Grant Date
Nonvested at December 30, 2006	449,779	$4.55
Granted	635,727	4.68
Vested	(164,040)	5.07
Forfeited	(338,673)	4.70

Nonvested at December 29, 2007	582,793	$4.45

As of December 29, 2007, there was $1.4 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during 2007 was $0.8 million. No shares vested during 2006 or 2005.

Employee Stock Purchase Plan (ESPP)

In connection with the adoption of SFAS 123R, we estimate the fair value of each share of stock which may be issued under our ESPP based upon our stock prices at the beginning of each offering period using a Black-Scholes option-pricing formula and amortize that value to expense over the plan purchase period using the straight-line attribution approach. Below are the fair values determined for the years ended December 29, 2007 and December 30, 2006 as well as the assumptions used in calculating those values:

	For the Years Ended
	December 29, 2007	December 30, 2006
Fair value (per share)	$ 1.23 - $ 1.67	$ 2.21 - $ 2.36

Assumptions:
Expected term (in years)	0.5	0.5
Risk-free interest rate	3.37% - 5.00%	4.21% - 4.91%
Expected volatility	33.5% - 59.2%	41.1% - 181.0%
Expected dividend yield	0%	0%

The amount of compensation costs recorded in 2007 related to the ESPP of $0.1 million was based upon the anticipated purchase of 43,778 shares, 47,283 shares and 19,756 shares on May 31, 2007, November 30, 2007, and May 31, 2008, respectively. The amount of compensation costs recorded in 2006 related to participation in the ESPP was $0.5 million based upon the anticipated purchase of 148,890 shares, 80,023 shares, and 43,778 on May 31, 2006, November 30, 2006, and May 31, 2007, respectively. As of December 29, 2007, there was less than $0.1 million of total unrecognized compensation cost related to shares that may be issued under the ESPP, which is expected to be fully recognized during the first half of 2008.

Shares Issued to Directors

Under the 2007 Stock Plan, consistent with our previous plans, non-employee directors may elect to be paid their annual retainer as a director in whole or in part in shares of our common stock if approved in advance by our Board of Directors. The number of shares issued if this election is made is the annual retainer divided by the closing price of our common stock on the date the Director is elected to the Board. In 2007, two directors elected to receive their annual retainer in common shares, receiving a total of 7,692 shares of common stock. In 2006, three directors elected to receive their annual retainer in common shares, receiving a total of 11,507 shares of common stock. In 2005, one director elected to receive his annual retainer in common shares, receiving 1,776 shares of common stock.

Pro Forma Information Under SFAS 123 for Fiscal 2005

The table below illustrates the effect on our net loss and loss per share during 2005 if we had applied the fair value recognition provisions of SFAS 123 to our stock option awards and our ESPP.

(in thousands, except per share data)	Year Ended December 31, 2005
Net loss, as reported	$(128,449)
Total share-based employee compensation cost included in net loss	62
Total share-based employee compensation cost determined under SFAS 123 for all awards	(35,970)

Pro forma net loss	$(164,357)

Net loss per share:
Basic and diluted net loss - as reported	$(2.15)

Basic and diluted net loss - pro forma	$(2.75)

On December 20, 2005, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all unvested options to purchase our common stock having an exercise price of $6.00 or higher, effective for all outstanding options as of December 20, 2005. The closing price of our common stock on December 20, 2005 was $3.35 per share. All other terms and conditions applicable to such options, including the exercise prices, remained unchanged. The affected options were previously granted to our employees, including our executive officers, under our 2000 Equity Incentive Plan and our 1998 Non-Qualified Employee Stock Option Plan. Options to purchase 3,962,159 shares of our common stock, or 96% of our outstanding unvested options, were subject to this acceleration and such options have exercise prices ranging from $6.00 to $17.15 per share and a weighted average exercise price of $12.51 per share. Of the accelerated options, approximately 778,099 were held by our Named Executive Officers included in the Summary Compensation Table in our 2005 Definitive Proxy Statement filed with the U.S. Securities and Exchange Commission on April 8, 2005.

The decision to accelerate the vesting of the affected options was based primarily upon the issuance by the SFAS 123R, which required us to treat all unvested stock options as compensation expense effective January 1, 2006. The Compensation Committee concluded that the acceleration of vesting of the affected options would enable us to avoid recognizing stock-based compensation expense associated with these options in future periods.

The fair value of each stock option on the date of grant and the fair value of shares issuable pursuant to the ESPP were estimated using a Black-Scholes option-pricing formula and is amortized using the straight-line attribution approach over each option grant’s respective vesting period and over the six-month purchase period for shares issuable under the ESPP. Forfeitures were recognized as they occurred. The weighted average fair values and assumptions related to the year ended 2005 were as follows:

	Stock Options	ESPP
Weighted average fair value (per share)	$6.01	$4.53

Assumptions:
Expected term (in years)	4.0 - 4.7	0.5
Risk-free interest rate	3.92% - 4.96%	2.41% - 3.26%
Expected volatility	47.9% - 87.3%	41.6% - 58.3%
Expected dividend yield	0%	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on historical data.

Risk-Free Interest Rate: The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the share based award’s expected term.

Expected Volatility: The volatility factor is based on the historical price of our stock over the most recent period commensurate with the expected term of the share based award.

Expected Dividend Yield: We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

NOTE 9 INCOME TAXES

Income before income taxes was taxed domestically only.

The provision (benefit) for income taxes from continuing operations consists of the following:

(in thousands)	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Federal	$—	$(69)	$—
State	201	—	—

	201	(69)	—
Deferred:
Federal	(420)	(23,511)	(70,323)
State	(22)	(1,238)	(3,701)

	(442)	(24,749)	(74,024)

Total	(241)	(24,818)	(74,024)
Change in valuation allowance	442	24,749	71,108

Total, net	$201	$(69)	$(2,916)

Deferred tax assets and liabilities as of December 29, 2007 and December 30, 2006 are comprised of the following and include net deferred tax assets related to discontinued operations of $24.9 million and $5.6 million, respectively:

(in thousands)	December 29, 2007	December 30, 2006
Deferred tax assets:
Federal net operating loss carryforwards	$30,893	$58,593
State net operating loss carryforwards	518	5,687
Research & development tax credit	15,870	16,866
Inventory reserve and capitalization	1,921	5,725
Amortization	9,006	5,091
Capitalized research & development (IRC 59(e))	9,250	11,093
Intercompany bad debt reserve	4,000	4,830
Depreciation	1,201	—
Alternative minimum tax credit	2,438	1,182
Accrued compensated-related costs	6,087	3,107
Vaccine facility impairment	—	6,834
Other	2,071	3,460

Deferred tax assets	83,255	122,468
Deferred tax liabilities:
Depreciation	—	(19,173)
Other	(192)	—

Deferred tax liabilities	(192)	(19,173)

Net deferred tax assets	83,063	103,295
Valuation allowance	(83,063)	(103,295)

Net deferred tax assets	$—	$—

As of December 29, 2007, we have net operating loss carryforwards of approximately $109.4 million that expire at various dates through 2026. Approximately $17.2 million of our net operating loss carryforwards are related to the exercise of employee stock options, and we will record a tax benefit of approximately $6.8 million through capital in excess of par value if such losses are realized.

We have research and development tax credit carryforwards of $15.9 million that expire in varying amounts through 2027. We have alternative minimum tax credit carryforwards of $2.4 million that are available to offset future regular tax liabilities and do not expire.

We have determined that a full valuation allowance would be required against all of our deferred tax assets that we do not expect to be utilized by deferred tax liabilities. As a result, we recorded a $83.1 million and $103.3 million valuation allowance as of December 29, 2007 and December 30, 2006, respectively.

Under Section 382 of the Internal Revenue Code of 1986, as amended, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards and tax credit carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of $15 million of remaining tax losses for federal tax purposes would be limited to an annual limitation of approximately $14.2 million per year. This limitation may be increased under the IRC§ 338 Approach (IRS approved methodology for determining recognized Built-In Gain). As a result, federal net operating losses and tax credits may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes.

The following table reconciles our losses from continuing operations before income taxes by jurisdiction:

(in thousands)	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Pre-tax (loss) income:
U.S.	$(38,839)	$(59,302)	$(108,022)
Foreign	56	(1,404)	(13,462)

Total	$(38,783)	$(60,706)	$(121,484)

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.3)	(3.3)	(3.3)
Foreign tax rate differential	(0.1)	0.9	4.1
Intercompany bad debt	—	—	(24.4)
Tax credits	(0.3)	(0.4)	(2.4)
Valuation allowance	37.4	36.9	57.6
Other	0.8	(0.2)	—

Total	0.5%	(0.1)%	(2.4)%

We paid no income taxes in 2007 or 2006, while payments in 2005 totaled $0.2 million. We expect to pay approximately $1.3 million of tax to federal and state jurisdictions in 2008 relating to taxable income generated in 2007 from the sale of our biologics business and certain corporate shared services assets.

Adoption of FIN 48

Prior to December 31, 2006, we recognized income taxes with respect to uncertain tax positions based upon SFAS No. 5, “Accounting for Contingencies”, or SFAS 5. Under SFAS 5, we recorded a liability associated with an uncertain tax position if the liability was both probable and estimable. Prior to December 31, 2006, the liabilities recorded under SFAS 5 including interest and penalties related to income tax exposures, would have been recognized as incurred within income taxes in our Consolidated Statements of Operations. We recorded no such liabilities in 2006 or 2005.

Effective December 31, 2006, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within income taxes in our Consolidated Statements of Operations, when applicable.

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

Federal: Under the tax statute of limitations applicable to the Internal Revenue Code of 1986, as amended, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.

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

As a result of our December 31, 2006 implementation of FIN 48, the total amount of gross tax benefits, excluding the offsetting full valuation allowance, that became unrecognized, was approximately $8.3 million. There were no accrued interest and penalties resulting from such unrecognized tax benefits. As of December 29, 2007, the total amount of gross unrecognized tax benefits was $7.7 million, and accrued interest and penalties on such unrecognized tax benefits were $0.1 million. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the 2007 year (in thousands):

Unrecognized tax benefit – opening balance	$8,321
Gross increases	423
Gross decreases	(1,026)

Unrecognized tax benefit – ending balance	$7,718

The net unrecognized tax benefits, that if recognized, would impact the effective tax rate as of December 29, 2007 and December 30, 2006, are $0.2 million and less than $0.1 million, respectively, due to the effect of our full net deferred tax asset valuation allowance.

We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during 2008.

Other Income Tax Disclosures

Consistent with 2006 and 2005, we recorded a valuation allowance against all of our deferred tax assets during 2007. As a result of this valuation allowance, our full year effective tax rate for continuing operations was less than 1%. We recorded a financial reporting basis gain of $78.4 million from the sale of our biologics business and certain corporate shared services assets, included as discontinued operations, which is net of an estimated tax liability of approximately $1.3 million related to federal and state alternative minimum tax. This estimated liability is based on the assumption that we will file or amend certain state income tax returns, which will minimize our alternative minimum tax liability in those states.

NOTE 10 LEASES

We conduct certain of our operations under operating lease agreements. Rent expense for continuing operations was approximately $1.5 million, $0.9 million and $2.0 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

As of December 29, 2007, we had remaining lease payments of $1.2 million associated with the leases of our facilities in Rockville, Maryland, which expire in December 2008. We currently have no material lease obligations that extend beyond December 2008.

NOTE 11 STRATEGIC ALLIANCES, LICENSES AND ROYALTY AGREEMENTS

We enter into strategic alliances for the manufacture and commercialization of some of our marketed and pipeline products. Our current material strategic alliances are discussed below.

National Institutes of Health

Under a license agreement with the National Institutes of Health, or NIH, we have the exclusive, worldwide right to use their patented conjugation process to manufacture vaccines against staphylococcal infections including StaphVAX.

During the term of the license we are obligated to pay NIH a royalty based on net sales of products made using this technology. This agreement remains in effect until the expiration of the last-to-expire licensed patent, which is April 20, 2010, and no further royalties will be due to NIH for use of the subject technology after that date.

Under the license agreement with NIH, we have a non-exclusive, worldwide right to use the rEPA carrier protein technology to develop, manufacture and commercialize vaccines for uses other than vaccines against staphylococcal infections. Under the terms of this agreement, as NicVAX incorporates NIH technology, NicVAX is subject to a 0.5% royalty upon commercialization.

In addition to our license with NIH, we own an extensive global portfolio of issued patents and pending patent applications directed to our novel vaccine products and methods of using such products as described in Part I of this Annual Report on Form 10-K under “Patents and Proprietary Rights.”

Ring-Expanded Nucleosides and Nucleotides (RENs)

Under a license agreement with the University of Maryland, Baltimore County, or UMBC, we have an exclusive, worldwide right to use UMBC’s patented ring-expanded nucleosides and nucleotides, or RENs, for use in humans. During the term of the license, we are obligated to pay UMBC a 2% royalty based on net sales of license products covered by patent rights which are sold by us. This agreement remains in effect until the expiration of the last-to-expire licensed patent, which is January 13, 2021, and no further royalties will be due to UMBC for use of the subject technology after that date. We are responsible for prosecution and maintenance of the patent portfolio.

RENs represent an early-stage research platform technology that consists of a series of novel nucleoside and nucleotide analogs that are being developed to treat viral infections and cancer. Several RENs have been identified that have demonstrated activity against both RNA and DNA viruses, including hepatitis B virus, hepatitis C virus, respiratory syncytial virus, Epstein-Barr virus, West Nile virus and rhinovirus. In addition, a number of molecules have been identified that have demonstrated selective activity against a variety of primary tumor cell lines derived from leukemia, lymphoma, non-small cell lung cancer, colon cancer, melanoma, ovarian cancer, renal cancer, prostate and breast cancer.

Altastaph (Next generation)

In connection with the sale of our biologics business, we entered into a Right of First Refusal and Right of First Negotiation Agreement with Biotest pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain non-exclusive rights to utilize StaphVAX and to license certain StaphVAX intellectual property that is necessary to enable Biotest to use StaphVAX solely for the manufacture, production or use of Altastaph® [Staphylococcus aureus Immune Globulin Intravenous (Human)], a development stage biologic product we sold to Biotest.

ATG-Fresenius North America

On October 24, 2007, we entered into a Transition/Termination Agreement dated October 19, 2007, or the Termination Agreement, with Fresenius Biotech GmbH, or Fresenius Biotech, terminating the Agreement to Develop, Supply and Market an anti-thymocyte globulin product, ATG-Fresenius North America, in the U.S. and Canada between us and Fresenius Biotech dated March 30, 2006, or the Development Agreement. Under the Development Agreement, Fresenius Biotech granted us exclusive sales, marketing and development rights to ATG-Fresenius North America in the U.S. for an initial term of ten years following the first commercial sale of the product in the U.S. Prior to entering into the Termination Agreement, we concluded that it was not in our best interest to continue development of the product and sponsorship of the clinical studies related thereto. Under the Termination Agreement, we paid directly to Fresenius Biotech the net sum of $2.2 million and deposited an additional $250,000 in an escrow account to be used to reimburse us for providing certain services and taking certain actions under the Termination Agreement. Any portion of the escrow amount that is not paid to us for such reimbursements will be distributed to Fresenius Biotech. Expenses related to the ATG program are included in discontinued operations for all periods presented.

NOTE 12 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified approximately $3.8 million of additional liabilities related to discontinued operations, of which remaining amounts due at December 29, 2007 and December 30, 2006 were approximately $2.5 million and $2.9 million, respectively. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicaid and other governmental pricing programs.

We have agreements with certain members of our senior management that include certain cash payments and equity-based award modifications in the event of a termination of employment or a change in control of the Company.

As of December 29, 2007, we had open purchase order commitments of approximately $2.2 million. See lease commitments discussed at Note 10 for other commitments.

Litigation

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

On November 12, 2006, we completed the sale of PhosLo and related intellectual property, including the patents which are the subject of the Roxane litigation to Fresenius. As a consequence of this sale, Fresenius assumed prosecution of the litigation and the costs associated therewith; however, we remain a defendant in an antitrust counterclaim and we remain responsible for defense costs associated with the counterclaim and for any liability arising from the counterclaim.

On July 18, 2006, we commenced an arbitration proceeding against Inhibitex, Inc., or Inhibitex, with respect to claims by us against Inhibitex arising in connection with a Production Agreement between us and Inhibitex. On August 10, 2006, Inhibitex asserted certain counterclaims in the arbitration proceeding. The arbitrator dismissed Inhibitex’s counterclaims at a hearing on January 30, 2007. On February 9, 2007, the arbitrator entered an award in our favor in the amount of $4.5 million, which we recorded as income related to discontinued operations in 2006. Subsequently, we moved to confirm the award in the Supreme Court of New York and Inhibitex moved to vacate the award. On October 11, 2007, the court issued a decision denying our petition with respect to $3.3 million in cancellation fees, but affirmed the arbitrator’s award in the amount of $1.2 million, which amount was received in January 2008. We have appealed the decision of the court with respect to the cancellation fees, however we recorded the reversal of this income in our discontinued operations results in 2007.

NOTE 13 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Fiscal 2007 Quarters Ended
(in thousands, except per share data)	March 31, 2007	June 30, 2007	Sept. 29, 2007	Dec. 29, 2007
Loss from continuing operations	$(13,873)	$(10,498)	$(10,382)	$(4,231)
Income (loss) from discontinued operations	2,844	5,720	(5,492)	82,981
Net (loss) income	(11,029)	(4,778)	(15,874)	78,750
Basic and diluted (loss) income per share:
Continuing operations	$(0.23)	$(0.17)	$(0.17)	$(0.07)
Net (loss) income	(0.18)	(0.08)	(0.26)	1.32

	For the Fiscal 2006 Quarters Ended
(in thousands, except per share data)	April 1, 2006	July 1, 2006	Sept. 30, 2006	Dec. 30, 2006
Loss from continuing operations	$(17,104)	$(14,086)	$(14,532)	$(14,915)
(Loss) income from discontinued operations	(973)	(738)	(7,281)	10,926
Net loss	(18,077)	(14,824)	(21,813)	(3,989)
Basic and diluted loss per share:
Continuing operations	$(0.28)	$(0.23)	$(0.24)	$(0.24)
Net loss	(0.30)	(0.24)	(0.36)	(0.06)

Due to rounding the quarterly per share amounts may not clerically compute to the annual amount.

The loss from continuing operations in the fourth quarter of 2007 includes a $3.6 million gain related to the repurchase of a portion of our convertible senior notes.

We disposed of our biologics business, Aloprim product line and PhosLo product line in the fourth quarter of 2007, second quarter of 2007 and fourth quarter of 2006, respectively. The results from these operations have been reclassified to discontinued operations for all the periods above. Included in income from discontinued operations in the fourth quarter of 2007 is a net gain of $78.4 million associated with the sale of our biologics business. Included in income from discontinued operations in the second quarter of 2007 is a gain of $2.6 million associated with the disposal of Aloprim. Included in the loss from discontinued operations in the third quarter of 2006 is an impairment loss of $2.9 million to adjust the PhosLo assets held for sale to their estimated fair value less selling costs. Included in income from discontinued operations in the fourth quarter of 2006 is a $4.9 million gain associated with the PhosLo disposal which largely represented the achievement of certain milestones earned during the quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 29, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 29, 2007. There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

As a result of the sale of our biologics business and certain corporate shared services assets, certain functions related to our financial reporting process that were previously performed by our employees are now being performed by Biotest employees under the Transition Services Agreement. As the personnel and controls involved have not changed as of December 29, 2007 and we have implemented additional oversight controls since the sale, we believe this change does not materially affect our internal control over financial reporting.

Refer to Item 7 for Management’s Annual Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

None.

Nabi Biopharmaceuticals

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item and not already provided in Item 4A will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2007, and such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2007, and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2007, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2007, and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 29, 2007, and such information is incorporated herein by reference.

Nabi Biopharmaceuticals

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

(3) EXHIBITS

2.1	Asset Purchase Agreement by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG, dated as of September 11, 2007 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 11, 2007)

3.1	Restated Certificate of Incorporation of Nabi Biopharmaceuticals, as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 2004)

3.2	By-Laws of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

4.1	Certificate of Designations of Series One Preferred Stock contained in the Restated Certificate of Incorporation of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 26, 2004)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 30, 2006)

4.3	Rights Agreement dated August 1, 1997, as amended, between Nabi Biopharmaceuticals and Registrar and Transfer Company (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 1997)

4.4	Agreement of Substitution and Amendment of Rights Agreement dated July 1, 2002, between Nabi Biopharmaceuticals, Registrant and Transfer Company, and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2002)

4.5	Second Amendment to Rights Agreement dated July 26, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.6	Third Amendment to Rights Agreement dated July 27, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.7	Indenture between Nabi Biopharmaceuticals and U.S. Bank National Association, as trustee, dated April 19, 2005 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on March 25, 2005)

4.8	Registration Rights Agreement between Nabi Biopharmaceuticals and Lehman Brothers Inc., Bear, Stearns & Co. Inc., and Wachovia Capital Markets, LLC, dated April 19, 2005 (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on March 25, 2005)

4.9	Global Note evidencing the unregistered portion of our 2.875% Convertible Senior Notes (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on March 25, 2005)

4.10	Global Note evidencing the registered portion of our 2.875% Convertible Senior Notes (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1	2004 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to our Definitive Proxy Statement dated April 9, 2004)+

10.2	1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1998)+

10.3	2000 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to our Definitive Proxy Statement dated April 9, 2004)+

10.4	2000 Equity Incentive Plan Award Letter (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.5	2000 Equity Incentive Plan Special Award Letter (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.6	2007 Omnibus Equity and Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement dated April 12, 2007)+

10.7	Change of Control Severance Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.8	Employment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.9	Relocation, Sign-On Bonus Repayment Agreement between Jordan Siegel and Nabi Biopharmaceuticals, dated April 29, 2006 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.10	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals effective as of February 15, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)+

10.11	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals dated October 15, 2007*+

10.12	Separation Agreement between Thomas H. McLain and Nabi Biopharmaceuticals effective as of June 29, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)+

10.13	Nabi Biopharmaceuticals had entered into an Indemnification Agreement in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004, with the following named executive officers: Leslie Hudson, Ph.D., Jordan I. Siegel, Thomas H. McLain, Raafat E.F. Fahim, Ph.D. and Henrik S. Rasmussen, M.D., Ph.D.

10.14	Form of Retention Plan Restricted Stock Agreements entered into by Nabi Biopharmaceuticals and the following individuals: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Jordan I. Siegel (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.15	Form of Letter Agreement for Stock Option Grant and Acceptance between Nabi Biopharmaceuticals and the following individuals: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.16	Form of Letter Agreement for Retention Program Cash Bonus and Other Awards between Nabi Biopharmaceuticals and the following individuals: Thomas H. McLain, Raafat E.F. Fahim, Ph.D., Henrik S. Rasmussen, M.D., Ph.D., and Joseph Johnson (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.17	Restricted Stock Agreement between Nabi Biopharmaceuticals and Thomas H. McLain, dated May 12, 2006 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 30, 2006)+

10.18	Restricted Stock Agreement between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D., dated May 12, 2006 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 30, 2006)+

10.19	Restricted Stock Agreement between Nabi Biopharmaceuticals and Henrik S. Rasmussen, M.D., Ph.D., dated May 12, 2006 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 30, 2006)+

10.20	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Thomas H. McLain, dated May 12, 2006 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 30, 2006)+

10.21	Letter Agreement for Stock Option Grant and Acceptance Between Nabi Biopharmaceuticals and Adam Logal, dated May 12, 2006 (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 30, 2006)+

10.22	Separation Agreement between Joseph Johnson and Nabi Biopharmaceuticals, dated June 13, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)+

10.23	Nabi Biopharmaceuticals has entered into an Indemnification Agreement with each of its directors in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.24	Definitive Co-Development and Commercialization Agreement between Kedrion S.p.A. and Nabi Biopharmaceuticals, dated June 26, 2006 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006)++

10.25	Agreement to Develop, Supply and Market ATG-Fresenius North America, between Fresenius Biotech GmbH and Nabi Biopharmaceuticals, dated March 30, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)++

10.26	Transition/Termination Agreement between Nabi Biopharmaceuticals and Fresenius Biotech GmbH dated October 19, 2007*

10.27	Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 11, 2006 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 30, 2006)++

10.28	Amendment No. 1 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 31, 2006 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.29	Amendment No. 2 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 30, 2006)++

10.30	Non-Competition and Nonsolicitation Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.31	Plasma Purchase Agreement between Talecris Biotherapeutics, Inc. (successor in interest to the plasma business of Bayer HealthCare LLC) and Nabi Biopharmaceuticals effective as of September 13, 2006 (incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)++

10.32	Asset Purchase Agreement, dated as of September 11, 2007, by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG (incorporated by reference to Annex A to our Definitive Proxy Statement dated October 16, 2007)

10.33	Manufacturing Services Agreement, dated as of December 4, 2007, by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG*

10.34	Side Letter, dated December 4, 2007, by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2007)

10.35	Transition Services Agreement, dated as of December 4, 2007, by and among Nabi Biopharmaceuticals and Biotest Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 10, 2007)

10.36	Right of First Refusal and Right of First Negotiation Agreement, dated as of December 4, 2007, by and among Nabi Biopharmaceuticals and Biotest Pharmaceuticals Corporation (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 10, 2007)

23.	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32.	Section 1350 Certification*

*	Filed herewith
+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.
++	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2008.

Nabi Biopharmaceuticals

By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Raafat E.F. Fahim, Ph.D. Raafat E.F. Fahim, Ph.D.	Chief Executive Officer, President and Director	February 28, 2008

/s/ Jordan I. Siegel Jordan I. Siegel	Senior Vice President of Finance and Administration, CFO and Treasurer	February 28, 2008

/s/ Jason Aryeh Jason Aryeh	Director	February 28, 2008

/s/ David L. Castaldi David L. Castaldi	Director	February 28, 2008

/s/ Geoffrey F. Cox, Ph.D. Geoffrey F. Cox, Ph.D.	Non-executive Chairman of the Board of Directors	February 28, 2008

/s/ Peter B. Davis Peter B. Davis	Director	February 28, 2008

/s/ Richard A. Harvey, Jr. Richard A. Harvey, Jr.	Director	February 28, 2008

/s/ Leslie Hudson, Ph.D. Leslie Hudson, Ph.D.	Director	February 28, 2008

/s/ Linda Jenckes Linda Jenckes	Director	February 28, 2008

/s/ Timothy Lynch Timothy Lynch	Director	February 28, 2008

/s/ Stephen G. Sudovar Stephen G. Sudovar	Director	February 28, 2008

Nabi Biopharmaceuticals

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FROM TOTAL

OPERATIONS

(in thousands)

Classification	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Charged Against Reserve	Other (1)
Year ended December 29, 2007:
Allowance for doubtful accounts	$20	$33	$—	$(42)	$—	$11
Inventory valuation allowance	13,622	244	—	(3,949)	(5,047)	4,870
Net deferred tax asset valuation allowance	103,295	—	—	—	(20,232)	83,063

Year ended December 30, 2006:
Allowance for doubtful accounts	$6	$7	$—	$7	$—	$20
Inventory valuation allowance	11,750	2,143	—	(271)	—	13,622
Net deferred tax asset valuation allowance	78,556	24,739	—	—	—	103,295

Year ended December 25, 2005:
Allowance for doubtful accounts	$433	$9	$—	$(436)	$—	$6
Inventory valuation allowance	6,421	8,580	—	(647)	(2,604)	11,750
Net deferred tax asset valuation allowance	—	78,556	—	—	—	78,556

(1)	Other consists of the reversal of reserves no longer required, primarily due to the sale of businesses.

Nabi Biopharmaceuticals

EXHIBIT INDEX

Exhibit No.	Description
10.11	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals dated October 15, 2007

10.26	Transition/Termination Agreement between Nabi Biopharmaceuticals and Fresenius Biotech GmbH dated October 19, 2007

10.33	Manufacturing Services Agreement, dated as of December 4, 2007, by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification