Form 10-Q
period 2008-03-29
NABI  BIOPHARMACEUTICALS
filed 2008-05-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at April 25, 2008 was 51,818,457 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$197,724	$217,606
Marketable securities	—	1,600
Prepaid expenses and other current assets	2,262	2,371
Assets of discontinued operations	2,381	4,616

Total current assets	202,367	226,193
Property and equipment, net	1,717	1,971
Other assets	377	379
Restricted cash related to discontinued operations	10,082	10,027

Total assets	$214,543	$238,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,637	$3,647
Accrued expenses and other current liabilities	6,061	7,105
Current liabilities of discontinued operations	9,360	9,548

Total current liabilities	18,058	20,300
2.875% convertible senior notes, net	71,766	71,738

Total liabilities	89,824	92,038
Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,216	6,212
Capital in excess of par value	334,844	333,527
Treasury stock	(40,503)	(23,608)
Accumulated deficit	(175,838)	(169,599)

Total stockholders’ equity	124,719	146,532

Total liabilities and stockholders’ equity	$214,543	$238,570

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 29, 2008	March 31, 2007
Operating expenses:
General and administrative expenses	$5,133	$8,300
Research and development expenses	3,205	6,088

Operating loss	(8,338)	(14,388)
Interest income	2,038	1,580
Interest expense	(565)	(874)
Other income (expense), net	131	(1)

Loss from continuing operations before income taxes	(6,734)	(13,683)
Income taxes	—	(190)

Loss from continuing operations	(6,734)	(13,873)
Discontinued operations:
Net income from discontinued operations	—	3,216
Net gain (loss) on disposal of discontinued operations	494	(372)

Income from discontinued operations	494	2,844

Net loss	$(6,240)	$(11,029)

Basic and diluted (loss) income per share:
Continuing operations	$(0.13)	$(0.23)
Discontinued operations	0.01	0.05

Basic and diluted (loss) income per share	$(0.12)	$(0.18)

Basic and diluted weighted average shares outstanding	52,973	61,258

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 29, 2008	March 31, 2007
Cash flow from operating activities:
Loss from continuing operations	$(6,734)	$(13,873)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	148	543
Non-cash compensation	1,307	449
Other	66	51
Changes in assets and liabilities:
Prepaid expenses and other assets	109	35
Trade accounts payable, accrued expenses and other	(210)	(1,060)

Total adjustments	1,420	18

Net cash used in operating activities from continuing operations	(5,314)	(13,855)
Net cash provided by operating activities from discontinued operations	2,838	3,627

Net cash used in operating activities	(2,476)	(10,228)

Cash flow from investing activities:
Purchases of marketable securities	—	(9,750)
Proceeds from sales of marketable securities	1,600	15,750
Capital expenditures	(20)	(40)
Proceeds from sales of assets	91	—

Net cash provided by investing activities from continuing operations	1,671	5,960
Net cash provided by investing activities from discontinued operations	—	2,289

Net cash provided by investing activities	1,671	8,249

Cash flow from financing activities:
Proceeds from exercise of employee stock options	3	176
Purchase of common stock for treasury	(18,658)	—
Other financing activities	(82)	—

Net cash (used in) provided by financing activities from continuing operations	(18,737)	176
Net cash (used in) provided by financing activities from discontinued operations	(340)	239

Net cash (used in) provided by financing activities	(19,077)	415

Net decrease in cash and cash equivalents	(19,882)	(1,564)
Cash and cash equivalents at beginning of period	217,606	86,227

Cash and cash equivalents at end of period	$197,724	$84,663

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaphTM [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX and PentaStaph will require additional development, including preclinical testing and human studies for PentaStaph and additional human testing for NicVAX, as well as regulatory approvals before we can market them. We are continuing to develop NicVAX and PentaStaph while we search for partners who will assist in the further development and commercialization of NicVAX and PentaStaph.

In June 2007, we sold certain assets related to Aloprim® (allopurinol sodium for Injection) Product, or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold certain assets constituting our Biologics strategic business unit (SBU) and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185 million in cash ($10 million of which has been escrowed for valid indemnification claims asserted on or before April 15, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

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

NOTE 2 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 29, 2007 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission on February 28, 2008.

Principles of consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as Nabi, the Company or We through out this report). All significant inter-company accounts and transactions are eliminated in consolidation.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, including such amounts related to discontinued operations. Actual results could differ from those estimates.

Basis of presentation and reclassifications: Certain prior period amounts have been reclassified to conform to the current year’s presentation. As discussed in Note 3, the results of operations and the assets and the liabilities related to the Biologics SBU business as well as those amounts related to the Aloprim product line have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144. Accordingly, the results of the operations related to the Biologics SBU business and to Aloprim from prior periods have been reclassified to discontinued operations. Although we have sold substantially all assets of our corporate shared services and our vaccine manufacturing plant, we continue to reflect these expenses in continuing operations because we continue to require similar functions on an ongoing basis.

Cash and cash equivalents: Cash equivalents consist of institutional money market funds with maturities of three months or less. Our cash equivalents are all valued using quoted prices in active markets for identical assets. We have investment policies and procedures that are reviewed periodically to minimize credit risk. Under our cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes that are classified within trade accounts payable in our Condensed Consolidated Balance Sheets. The amount of these checks included in trade accounts payable as of March 29, 2008 and December 29, 2007 was $1.7 million and $1.6 million, respectively.

Restricted cash: Restricted cash related to discontinued operations at March 29, 2008 and December 29, 2007 of $10.1 million and $10.0 million, respectively, relates to cash held in escrow plus interest to support any valid indemnification claims that may be made by Biotest related to the sale of our Biologics SBU. Any remaining balance plus interest will be released to us in April 2009.

New accounting pronouncements: In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 beginning in the first quarter of our 2008 fiscal year and currently have elected not to use the fair value option for any eligible financial assets or liabilities.

In March 2007, the Emerging Issues Task Force issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” or EITF 06-10. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a post-retirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-10 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In June 2007, the EITF issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development,” or EITF 07-03. EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity is required to defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-03 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt SFAS 141R in the first quarter of our 2009 fiscal year and do not expect the impact to be material to our financial position or results of operations.

NOTE 3 DISCONTINUED OPERATIONS

On December 4, 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185 million in cash, $10 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before April 15, 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $78.4 million during the fourth quarter of 2007 in discontinued operations. In addition, under terms of our agreement with Biotest, until such time as Biotest receives FDA and applicable state regulatory licenses required to market and sell Nabi-HB it may continue to operate under Nabi’s FDA Licenses and certain other regulatory permits. Further, while utilizing Nabi’s licenses, pending formal receipt of their required FDA Licenses and other regulatory permits, Biotest customers for Nabi-HB are making all cash payments to Nabi which will be subsequently remitted to Biotest once the required licenses are obtained. Biotest has informed us that they are filling for the necessary licenses and regulatory permits and expect to be granted such licenses and regulatory permits in the near future. At March 29, 2008 we recorded a payable of $5.4 million representing cash collected by us but due Biotest under this arrangement and classified the payable as current liabilities from discontinued operations.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008 (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and PentaStaph to us at cost until December 31, 2009, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize PentaStaph and to license the PentaStaph intellectual property that is necessary to enable Biotest to use PentaStaph solely for purposes relating to the production of Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” marks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. Under the Transition Services Agreement at March 29, 2008, Biotest owes Nabi $0.9 million which is recorded as a current receivable from discontinued operations, and Nabi owes Biotest $0.3 million which is recorded as a current payable from discontinued operations. The Transition Shared Services Agreement is scheduled to expire on June 4, 2008.

During the second quarter of 2007, we sold certain assets related to Aloprim to Bioniche Teoranta, for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million was received in the fourth quarter of 2007 and $1.0 million is due on December 26, 2008. The buyer also assumed the remaining commitment under our agreement with DSM Pharmaceuticals, Inc. In connection with the closing of this transaction, we recorded a gain of $2.6 million during the second quarter of 2007 in discontinued operations. In the first three quarters of 2007 as originally reported, we did not treat Aloprim as a discontinued operation given its relative immateriality; however, in the fourth quarter of 2007, we reclassified these results to discontinued operations along with the Biologics SBU business.

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and we earned and collected $10.5 million of milestone payments as of December 29, 2007. We can earn up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150.0 million.

The assets and liabilities related to our Biologics SBU business, Aloprim and PhosLo have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and we will not have a significant continuing involvement with the related products beyond one year after the closing of the transactions. Therefore, in accordance with SFAS 144, the accompanying unaudited condensed consolidated financial statements report the assets and liabilities, and the results of operations, related to our biologics business, Aloprim and PhosLo as discontinued operations for all periods presented.

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

In thousands	March 29, 2008	December 29, 2007
Trade accounts receivable, net	$—	$2,690
Accounts receivable due from Biotest	926	—
Other assets	1,455	1,926

Total current assets of discontinued operations	2,381	4,616

Restricted cash	10,082	10,027

Total assets of discontinued operations	$12,463	$14,643

Trade accounts payable	$145	$721
Accounts payable due to Biotest	5,718	295
Accrued expenses and other liabilities	3,497	8,180
Notes payable, net	—	352

Total liabilities of discontinued operations	$9,360	$9,548

The restricted cash balance relates to funds deposited by Biotest plus interest associated with the sale of our Biologics SBU business and is classified as long-term in our condensed consolidated balance sheet since it will not be released until 2009. The balance of other assets at March 29, 2008 and December 29, 2007 includes the remaining $1.0 million note receivable associated with the Aloprim transaction, which is due in December 2008.

Accrued expenses and other liabilities at March 29, 2008 and December 29, 2007 include $3.5 million and $4.3 million, respectively, associated with sales deductions which are detailed below.

(in thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total
Balance at December 29, 2007	$107	$3,063	$717	$426	$4,313
Provision for sales	—	—	—	—	—
Actual credits utilized	(107)	(143)	(469)	(103)	(822)

Balance at March 29, 2008	$—	$2,920	$248	$323	$3,491

NOTE 4 INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods, excluding unvested restricted stock. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the Company’s Convertible Senior Notes, if dilutive, after giving effect to all adjustments that would result from such assumed conversion. In periods of net loss from continuing operations, the assumed conversion of Convertible Senior Notes and stock options are anti-dilutive. The dilutive impact of stock options and restricted stock is determined by applying the treasury stock method. A total of 150,271 and 251,190 common stock equivalents have been excluded from the calculation of diluted net loss per share in the quarters ended March 29, 2008 and March 31, 2007, respectively, because their inclusion would be anti-dilutive.

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due at each of March 29, 2008 and December 29, 2007 was approximately $2.5 million which is included in the amounts recorded as accrued rebates. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicare/Medicaid and other governmental pricing programs.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. We have agreed to pay Banc of America Securities LLC 1.1% of the value of a qualifying transaction with a minimum of $1.8 million upon the successful completion of a strategic transaction as defined in our agreement with them.

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

In September 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or Roxane, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. In May 2006, we filed an amended complaint in the lawsuit also alleging infringement of U.S. Patent No. 6,875,445. In June 2006, Roxane filed an answer and counterclaims to our amended complaint, in which it denied infringement, asserted several affirmative defenses and a counterclaim for attempted monopolization under the Sherman Act. In November 2006, we completed the sale of PhosLo and related intellectual property, including the patents which are the subject of the Roxane litigation to Fresenius. As a consequence of this sale, Fresenius assumed prosecution of the litigation and the costs associated therewith; however, we remained a defendant in the antitrust counterclaim. In April 2008 the lawsuit was settled and dismissed as to all parties. As a result of this settlement, Nabi is not required to pay any sums to the other parties.

On July 18, 2006, we commenced an arbitration proceeding against Inhibitex, Inc., or Inhibitex, with respect to claims by us against Inhibitex arising in connection with a Production Agreement between us and Inhibitex. On August 10, 2006, Inhibitex asserted certain counterclaims in the arbitration proceeding. The arbitrator dismissed Inhibitex’s counterclaims at a hearing on January 30, 2007. On February 9, 2007, the arbitrator entered an award in our favor in the amount of $4.5 million, which we recorded as income related to discontinued operations in 2006. Subsequently, we moved to confirm the award in the Supreme Court of New York and Inhibitex moved to vacate the award. On October 11, 2007, the court issued a decision denying our petition with respect to $3.3 million in cancellation fees, but affirmed the arbitrator’s award in the amount of $1.2 million, which amount was received in January 2008. Although we have appealed the decision of the court with respect to the cancellation fees, we recorded the reversal of this income in our discontinued operations results in 2007. On January 30, 2008, the Company filed its Notice of Appeal with respect to that portion of the decision vacating the $3.3 million portion of the award. The Company filed an appeal in February 2008.

NOTE 6 INCOME TAXES

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

Other Income Tax Disclosures

Consistent with 2007, we recorded a valuation allowance against all of our deferred tax assets at March 29, 2008. As a result of this valuation allowance, we expect our full year effective tax rate for continuing operations to be approximately 0.0%. During the fourth quarter of 2007, we recorded a gain of approximately $78.4 million on the Biologics SBU business sale in discontinued operations, net of an estimated tax liability of approximately $1.3 million related to federal and state alternative minimum tax.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of pre-Section 382 ownership change tax losses for federal income tax purposes would be limited to approximately $14.2 million per year. As a result, federal net operating losses may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes. A more detailed calculation will be prepared once we have taxable income reportable under federal and state laws.

NOTE 7 SUPPLEMENTAL FAIR VALUE DISCLOSURES

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of the beginning of the first quarter of our 2008 fiscal year for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;

•

Level 2, defined as observable inputs other than level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

All cash and cash equivalents are recorded at fair market value at March 29, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the SFAS 157 fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds with the reminder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

NOTE 8 STOCK BUYBACK

On December 6, 2007, our Board of Directors approved the buyback of up to $65.0 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. In the first quarter of 2008 the Company purchased 4.5 million shares at a cost of $16.9 million with an average cost per share of $3.72. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2007 which were settled in the first quarter of 2008 increased the cash used to purchase treasury shares in the first quarter by $1.8 million to $18.7 million as reported in the Condensed Consolidated Statement of Cash Flows. Since the inception of the program through March 29, 2008, we have acquired a total of 9.5 million shares for a total cost of $35.2 million. At March 29, 2008, $29.8 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the quarters ended March 29, 2008 and March 31, 2007. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaphTM [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX and PentaStaph will require additional development, including preclinical testing and human studies for PentaStaph and additional human testing for NicVAX, as well as regulatory approvals before we can market them. We are continuing to develop NicVAX and PentaStaph while we search for partners who will assist in the further development and commercialization of NicVAX and PentaStaph.

In June 2007, we sold certain assets related to Aloprim® (allopurinol sodium for Injection) Product, or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold certain assets constituting our Biologics Strategic Business Unit (SBU) and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million in cash ($10.0 million of which has been escrowed for valid indemnification claims asserted on or before April 15, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

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

RESULTS OF OPERATIONS

For all periods shown, the results from the Biologics SBU business, as well as Aloprim and PhosLo product lines have been reclassified as discontinued operations. Refer to Note 3 in the accompanying unaudited condensed consolidated financial statements.

FOR THE QUARTERS ENDED MARCH 29, 2008 AND MARCH 31, 2007

General and administrative expense. General and administrative expense was $5.1 million for the first quarter of 2008 compared to $8.3 million for the comparable 2007 period. The decrease of $3.2 million reflects the reduced scale of our operations following the sale of our Biologics SBU and our continued efforts to reduce overall infrastructure costs. Included in the first quarter of 2007 were severance-related charges of $1.6 million associated with the resignation of the Company’s former President and Chief Executive Officer. General and administrative expenses are expected to continue to decline over the remainder of 2008 as the one-time additional costs associated with the transition of our corporate shared services functions to a smaller staff in Rockville, Maryland are expected to be completed in the second quarter of 2008.

Research and development expense. Research and development expense was $3.2 million for the first quarter of 2008 compared to $6.1 million for the comparable 2007 period. The decrease of $2.9 million is primarily due to reduced overhead costs as we have re-aligned our business to focus on our remaining product candidates as well as reduced spending on NicVAX compared to the first quarter of our 2007 fiscal year. Total research and development expenses are expected to increase for the full year of 2008 as compared to 2007 with the planned initiation of our Phase III clinical program is initiated for NicVAX.

Interest income. Interest income was $2.0 million and $1.6 million for the first quarters of 2008 and 2007, respectively. The increase in interest income is the result of an increase in our average cash balance due to the sale of the Biologics SBU in fourth quarter of 2007 offset by generally prevailing lower interest rates for short-term money market investments in the first quarter of 2008 as compared to the first quarter of 2007.

Interest expense. Interest expense was $0.6 million and $0.9 million for the first quarters of 2008 and 2007, respectively. The decrease in interest expense reflects the impact of the repurchase of $38.8 million par value Convertible Senior Notes in December 2007 at a discount of $4.7 million.

Income taxes. During 2008 and consistent with 2007, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is approximately 0%. In connection with our adoption of FIN 48, we identified certain potential liabilities for years prior to 2007 that would have met the pre-FIN 48 accrual criteria and therefore, and we recorded a $0.2 million adjustment through our first quarter 2007 income tax provision, as it was not material to any period impacted.

Discontinued operations

On December 4, 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185.0 million in cash, $10.0 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before April 15, 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $78.4 million during the fourth quarter of 2007 in discontinued operations. In addition, under terms of our agreement with Biotest, until such time as Biotest receives FDA and applicable state regulatory licenses required to market and sell Nabi-HB it may continue to operate under Nabi’s FDA Licenses and certain other regulatory permits. Further, while utilizing Nabi’s licenses, pending formal receipt of their required FDA Licenses and other regulatory permits, Biotest customers for Nabi-HB are making all cash payments to Nabi which will be subsequently remitted to Biotest once the required licenses are obtained. Biotest has informed us that they are filing for the necessary licenses and regulatory permits and expect to be granted such licenses and regulatory permits in the near future. At March 29, 2008 we recorded a payable of $5.4 million representing cash collected by us but due Biotest under this arrangement and classified the payable as current liabilities from discontinued operations.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008 (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and PentaStaph to us at cost until December 31, 2009, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize PentaStaph and to license the PentaStaph intellectual property that is necessary to enable Biotest to use PentaStaph solely for purposes relating to the production of Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” marks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. Under the Transition Services Agreement at March 29, 2008, Biotest owes Nabi $0.9 million which is recorded as a current receivable from discontinued operations, and Nabi owes Biotest $0.3 million which is recorded as a current payable from discontinued operations. The Transition Shared Services Agreement is scheduled to expire on June 4, 2008.

During the second quarter of 2007, we sold certain assets related to Aloprim to Bioniche Teoranta, for aggregate sale proceeds of $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million was received in the fourth quarter of 2007 and $1.0 million is due on December 26, 2008. The buyer also assumed the remaining commitment under our agreement with DSM Pharmaceuticals, Inc. In connection with the closing of this transaction, we recorded a gain of $2.6 million during the second quarter of 2007 in discontinued operations. In the first three quarters of 2007 as originally reported, we did not treat Aloprim as a discontinued operation given its relative immateriality; however, in the fourth quarter of 2007, we reclassified these results to discontinued operations along with the Biologics SBU business.

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and we earned and collected $10.5 million of milestone payments as of December 29, 2007. We can earn up to an additional $10.0 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

The assets and liabilities related to our Biologics SBU business, Aloprim and PhosLo have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and we will not have a significant continuing involvement with the related products beyond one year after the closing of the transactions. Therefore, in accordance with SFAS 144, the accompanying unaudited condensed consolidated financial statements report the assets and liabilities, and the results of operations, related to our biologics business, Aloprim and PhosLo as discontinued operations for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 29, 2008 totaled $197.7 million compared to $219.2 million at December 29, 2007. This decline is primarily the result of the payment of $18.7 million in the settlement of treasury stock purchases and the funding of our net loss of $6.2 million during the current period.

Cash used in operating activities from continuing operations for the three months ended March 29, 2008 was $5.3 million, compared to $13.9 million for the three months ended March 31, 2007. The decrease in cash used was primarily associated with our reduction in operating costs. Cash provided by operating activities of discontinued operations for the three months ended March 29, 2008 was $2.8 million which was primarily related to the $5.4 million of cash collections from the sale of Nabi-HB which will be subsequently remitted to Biotest once Biotest obtains its own licenses as partially offset by the other payables and receivables from discontinued operations in the first quarter of 2008. See Note 3 to the condensed consolidated financial statements for more information.

Cash provided by investing activities from continuing operations for the three months ended March 29, 2008 of $1.7 million largely consisted of net proceeds from the sale of marketable securities.

On December 6, 2007, our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. In the first quarter of 2008 the Company purchased 4.5 million shares at a cost of $16.9 million with an average cost per share of $3.72. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2007 which were settled in the first quarter of 2008 increased the cash used to purchase Treasury shares in the first quarter by $1.8 million to $18.7 million as reported in the Condensed Consolidated Statement of Cash Flows. Since the inception of the program through March 29, 2008, we have acquired a total of 9.5 million shares for a total cost of $35.2 million. At March 29, 2008, $29.8 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method.

On April 19, 2005, we issued $100.0 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. In December 2007 we repurchased $38.8 million of our Convertible Senior Notes in two transactions for a total of $34.1 million resulting in a net gain of $3.6 million recorded in other income. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions.

On December 7, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. This registration statement will permit us, from time to time, to offer and sell up to $175 million of equity or debt securities. If we elect to sell securities under this registration statement, we anticipate using net proceeds from such sales to provide additional funds for general corporate purposes, including but not limited to clinical trials, research, development and marketing expenses, and new acquisition and licensing costs.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. We have agreed to pay Banc of America Securities LLC 1.1% of the value of a qualifying transaction with a minimum of $1.8 million upon the successful completion of a strategic transaction as defined in our agreement with them.

We believe cash and cash equivalents on hand at March 29, 2008 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (including with respect to discontinued operations) at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Expense

Except for advance payments made for services, research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. In circumstances where we receive grant income which is a reimbursement to research and development costs incurred, we record the income as an offset to the related expense.

Equity-Based Compensation

Effective January 1, 2006, we adopted, using the modified-prospective transition method, the fair value recognition provisions of SFAS 123R and related interpretations. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, and employee stock purchase plans.

In applying SFAS 123R, the value of each equity-based award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on our historical stock price over the most recent period commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We recorded $1.3 million and $0.4 million of stock based employee compensation expense in the quarter ended March 29, 2008 and March 31, 2007, respectively.

Liabilities of discontinued operations

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnification for liabilities relating to product liability, and other claims. In addition, we have retained certain liabilities related to products sold through the disposal date. We have recorded reserves related to these obligations when appropriate. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods. We have a $10.1 million restricted cash balance as of March 29, 2008 which will be utilized to settle valid indemnification claims made by Biotest related to the sale of our biologics business. As of March 29, 2008, Biotest had not asserted any indemnification claims.

As of March 29, 2008, we have reserves in discontinued operations related to accrued rebates, accrued sales discounts and other accrued sales deductions of $3.5 million. We estimate allowances for revenue dilution items using information received from third parties. Our estimates of these allowances are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Refer to Note 3 for further information on our reserves for sales deductions.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 beginning in the first quarter of our 2008 fiscal year and currently have not elected to use the fair value option for any eligible financial assets or liabilities.

In March 2007, the Emerging Issues Task Force issued Issue 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-10 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In June 2007, the EITF issued Issue 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development. EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-03 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We plan to adopt SFAS 141R in the first quarter of our 2009 fiscal year and do not expect the impact to be material to our future reported financial position or results of operations.

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, clinical trials studies research and development expenditures, cash requirements and alliances and partnerships. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or commercialize our products in development; raise sufficient new capital resources to fully develop and commercialize our products in development; attract, retain and motivate key employees; collect further milestone and royalty payments under the PhosLo Agreement; obtain regulatory approval for our products in the U.S. or other markets; successfully contract with a third party manufacturer for the manufacture and supply of NicVAX and PentaStaph; and comply with reporting and payment obligations under government rebate and pricing programs; and raise additional capital on acceptable terms, or at all. Some of these factors are more fully discussed below. Many of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the Securities and Exchange Commission on February 28, 2008 and under “Risk Factors” in this Quarterly Report. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Item 4.	Controls and Procedures

We sold our Biologics SBU as well as the corporate support services (including all of the finance department) which were located in Boca Raton, Florida to Biotest in December 2007, and relocated our corporate headquarters to Rockville, Maryland. As a result of this transaction and subsequent relocation, our finance and accounting staff resigned in December 2007 and our Chief Financial Officer resigned at the end of the first quarter 2008. In light of these resignations, we relied on Biotest (under the terms of our Transition Services Agreement with Biotest) and other external financial consultants to provide the majority of our internal accounting functions during the first quarter 2008. Additionally, as a result of the transaction, we implemented a new financial accounting system effective January 1, 2008.

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer, an evaluation of the effectiveness of our disclosure controls and procedures as (defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer, has concluded that as of March 29, 2008, the Company’s disclosure controls and procedures were effective.

Management has identified several changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including:

•	the resignation of our Chief Financial Officer, and Controller as well as the transfer of the finance and accounting function to Rockville;

•

our reliance on Biotest and other external financial consultants (including Bethesda Financial Group LLC) to provide the majority of our internal accounting functions which was caused by the resignation in December 2007 of our Boca Raton-based finance and accounting staff; and

•	our implementation of a new financial accounting system.

Additionally, our procedures and internal controls over our significant financial and accounting processes, such as cash receipts and disbursements, purchases and accounts payable, marketable securities and related interest earnings, stock-based compensation, and our financial statement closing process (including the preparation and processing of journal entries), have changed, and those changes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are in the process of but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting as of March 29, 2008, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that that our condensed consolidated financial statements as of and for the three-month period ended March 29, 2008, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

We do not expect that our disclosure controls and procedures or our internal controls over financial reporting are able to prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

In September 2005, we filed a lawsuit in the United States District Court for the Southern District of Ohio against Roxane Laboratories, Inc., or Roxane, for infringement of our U.S. Patent Number 6,576,665 for PhosLo GelCaps. In May 2006, we filed an amended complaint in the lawsuit also alleging infringement of U.S. Patent No. 6,875,445. In June 2006, Roxane filed an answer and counterclaims to our amended complaint, in which it denied infringement, asserted several affirmative defenses and a counterclaim for attempted monopolization under the Sherman Act. In November 2006, we completed the sale of PhosLo and related intellectual property, including the patents which are the subject of the Roxane litigation to Fresenius. As a consequence of this sale, Fresenius assumed prosecution of the litigation and the costs associated therewith; however, we remained a defendant in the antitrust counterclaim. In April 2008 the lawsuit was settled and dismissed as to all parties. As a result of this settlement, Nabi is not required to pay any sums to the other parties.

On July 18, 2006, we commenced an arbitration proceeding against Inhibitex, Inc., or Inhibitex, with respect to claims by us against Inhibitex arising in connection with a Production Agreement between us and Inhibitex. On August, 10, 2006, Inhibitex asserted certain counterclaims in the arbitration proceeding. The arbitrator dismissed Inhibitex’s counterclaims at a hearing on January 30, 2007. On February 9, 2007, the arbitrator entered an award in our favor in the amount of $4.5 million, which we recorded as income related to discontinued operations in 2006. Subsequently, we moved to confirm the award in the Supreme Court of New York and Inhibitex moved to vacate the award. On October 11, 2007, the court issued a decision denying our petition with respect to $3.3 million in cancellation fees, but affirmed the arbitrator’s award in the amount of $1.2 million, which amount was received in January 2008. We have appealed the decision of the court with respect to the cancellation fees, however we recorded the reversal of this income in our discontinued operations results in 2007. On January 30, 2008, the Company filed its Notice of Appeal with respect to that portion of the decision vacating the $3.3 million portion of the award. The Company filed an appeal in February 2008.

We remain committed to protecting our intellectual property and will take all appropriate steps to vigorously protect our patent rights.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors included in our 2007 Form 10-K for the year ended December 29, 2007 filed on February 28, 2008.

Item 5.	Other Information

On May 7, 2008, the Board of Directors appointed Raafat Fahim, Ph.D. as the Company’s acting Chief Financial Officer. Dr. Fahim also serves as the Company’s President, Chief Executive Officer and Director. As previously disclosed, the Company’s previous Chief Financial Officer, Jordan Siegel, resigned effective March 28, 2008. The Company expects Dr. Fahim to continue to serve as acting Chief Financial Officer until a permanent Chief Financial Officer is selected and appointed by the Board of Directors.

Item 6.	Exhibits

10.1	Employment Agreement between Nabi Biopharmaceuticals, Inc. and Raafat Fahim dated January 22, 2008

10.2	Letter agreement between Nabi Biopharmaceuticals, Inc. and Jordan Siegel dated February 27, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 8, 2008	By:	/s/ Raafat E.F. Fahim
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between Nabi Biopharmaceuticals, Inc. and Raafat Fahim dated January 22, 2008

10.2	Letter agreement between Nabi Biopharmaceuticals, Inc. and Jordan Siegel dated February 27, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification