Form 10-Q
period 2008-06-28
NABI  BIOPHARMACEUTICALS
filed 2008-08-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at July 25, 2008 was 52,059,066 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$160,550	$217,606
Marketable securities	—	1,600
Prepaid expenses and other current assets	1,769	2,371
Restricted cash related to discontinued operations	10,123	—
Assets of discontinued operations	1,425	4,616

Total current assets	173,867	226,193
Property and equipment, net	1,568	1,971
Other assets	313	379
Restricted cash related to discontinued operations	—	10,027

Total assets	$175,748	$238,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,048	$3,647
Accrued expenses and other current liabilities	4,070	7,105
Current liabilities of discontinued operations	4,294	9,548

Total current liabilities	9,412	20,300
2.875% convertible senior notes, net	40,989	71,738

Total liabilities	50,401	92,038
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,228	6,212
Capital in excess of par value	335,836	333,527
Treasury stock	(40,503)	(23,608)
Accumulated deficit	(176,214)	(169,599)

Total stockholders’ equity	125,347	146,532

Total liabilities and stockholders’ equity	$175,748	$238,570

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Operating expenses:
General and administrative expenses	$2,927	$6,380	$8,060	$14,680
Research and development expenses	3,344	4,685	6,549	10,773

Operating loss	(6,271)	(11,065)	(14,609)	(25,453)

Interest income	1,217	1,419	3,255	2,999

Interest expense	(434)	(855)	(999)	(1,729)

Other income (expense), net	1,816	3	1,947	2

Loss from continuing operations before income taxes	(3,672)	(10,498)	(10,406)	(24,181)

Income taxes	—	—	—	(190)

Loss from continuing operations	(3,672)	(10,498)	(10,406)	(24,371)
Discontinued operations:

Net income from discontinued operations	3,296	2,606	3,790	5,822

Net gain (loss) on disposal of discontinued operations	—	3,114	—	2,742

Income from discontinued operations	3,296	5,720	3,790	8,564

Net loss	$(376)	$(4,778)	$(6,616)	$(15,807)

Basic and diluted (loss) income per share:

Continuing operations	$(0.07)	$(0.17)	$(0.20)	$(0.40)
Discontinued operations	0.06	0.09	0.07	0.14

Basic and diluted (loss) income per share	$(0.01)	$(0.08)	$(0.13)	$(0.26)

Basic and diluted weighted average shares outstanding	51,498	61,280	52,235	61,192

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 28, 2008	June 30, 2007
Cash flow from operating activities:
Loss from continuing operations	$(10,406)	$(24,371)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	291	1,000
Non-cash compensation	1,943	1,205
Gain on repurchase of convertible senior notes	(1,817)	—
Other	93	98
Changes in assets and liabilities:
Prepaid expenses and other assets	598	(821)
Trade accounts payable, accrued expenses and other	(3,789)	(2,424)

Total adjustments	(2,681)	(942)

Net cash used in operating activities from continuing operations	(13,087)	(25,313)
Net cash (used in) provided by operating activities from discontinued operations	(517)	6,455

Net cash used in operating activities	(13,604)	(18,858)

Cash flow from investing activities:
Purchases of marketable securities	—	(28,500)
Proceeds from sales of marketable securities	1,600	25,575
Capital expenditures	(20)	(54)
Proceeds from sales of assets	91	—

Net cash (used in) provided by investing activities from continuing operations	1,671	(2,979)
Net cash provided by investing activities from discontinued operations	2,500	3,368

Net cash provided by investing activities	4,171	389

Cash flow from financing activities:
Proceeds from issuance of common stock for employee benefit plans	54	536
Purchase of common stock for treasury	(18,658)	—
Repurchase of convertible senior notes	(28,914)	—
Other financing activities	(82)	—

Net cash (used in) provided by financing activities from continuing operations	(47,600)	536
Net cash (used in) provided by financing activities from discontinued operations	(23)	223

Net cash (used in) provided by financing activities	(47,623)	759

Net decrease in cash and cash equivalents	(57,056)	(17,710)
Cash and cash equivalents at beginning of period	217,606	86,227

Cash and cash equivalents at end of period	$160,550	$68,517

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaphTM [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous and antibiotic-resistant strains of S.aureus.

NicVAX and PentaStaph will require additional development, including preclinical testing and human studies for PentaStaph and additional human testing for NicVAX, as well as regulatory approvals before we can market them. We are continuing to develop NicVAX and PentaStaph while we search for partners who will assist in their further development and commercialization.

In June 2007, we sold certain assets related to Aloprim® (allopurinol sodium for Injection) Product, or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold certain assets constituting our Biologics strategic business unit (SBU) and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185 million in cash ($10 million of which has been escrowed for valid indemnification claims asserted on or before March 31, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

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

NOTE 2 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The Condensed Consolidated Balance Sheet at December 29, 2007 has been derived from audited financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission, or SEC, on February 28, 2008.

Principles of consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as Nabi, the Company or We throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Cash and cash equivalents: Cash equivalents consist of investments in highly liquid securities with original maturities of three months or less. At June 28, 2008 cash equivalents consisted solely of money market funds. Our cash equivalents are valued using quoted market prices. We have investment policies and procedures that are reviewed periodically to minimize credit risk. Under our cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes that are classified within trade accounts payable in our Condensed Consolidated Balance Sheets. The amount of these checks included in trade accounts payable as of June 28, 2008 and December 29, 2007 was $0.3 million and $1.6 million, respectively.

Restricted cash: Restricted cash related to discontinued operations at June 28, 2008 and December 29, 2007 of $10.1 million and $10.0 million, respectively, relates to cash held in escrow plus interest to support any valid indemnification claims that may be made by Biotest related to the sale of our Biologics SBU. Any remaining balance plus interest will be released to us April 15, 2009.

New accounting pronouncements: In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

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

In March 2007, the Emerging Issues Task Force, or EITF, issued EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” or EITF 06-10. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a post-retirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-10 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

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

NOTE 3 DISCONTINUED OPERATIONS

On December 4, 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185 million in cash, $10 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before April 15, 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $78.4 million during the fourth quarter of 2007 in discontinued operations. In addition, under terms of our agreement with Biotest, until such time as Biotest receives Food and Drug Administration, or FDA, and applicable state regulatory licenses required to market and sell Nabi-HB, it may continue to operate under Nabi’s FDA Licenses and certain other regulatory permits. Further, while utilizing Nabi’s licenses, pending formal receipt of their required FDA Licenses and other regulatory permits, Biotest customers for Nabi-HB are making all cash payments to Nabi which will be subsequently remitted to Biotest once the required licenses are obtained. Biotest has informed us that they have filed for all the necessary licenses and regulatory permits, have received certain of the necessary licenses and regulatory permits and expect to be granted the remainder of such licenses and regulatory permits in the near future. At June 28, 2008 we recorded a payable of $1.0 million representing cash collected by us but due to Biotest under this arrangement and classified the payable as current liabilities from discontinued operations.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008, (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and PentaStaph to us at cost until December 31, 2009, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize PentaStaph and to license the PentaStaph intellectual property that is necessary to enable Biotest to use PentaStaph solely for purposes relating to the production of Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” marks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. Under the Transition Services Agreement at June 28, 2008, Biotest owed us $0.3 million which is recorded as a current receivable from discontinued operations, and we owed Biotest $0.1 million which is recorded as a current payable from discontinued operations. The Transition Services Agreement expired in accordance with its terms on June 4, 2008. Notwithstanding the expiration, the parties have continued to provide certain transition services to each other under the fee structure set forth in the Transition Services Agreement.

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

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and we earned and collected $13.0 million of milestone payments as of June 28, 2008, including $2.5 million received in the second quarter of 2008. We can earn up to an additional $7.5 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

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

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

In thousands	June 28, 2008	December 29, 2007
Trade accounts receivable, net	$—	$2,690
Accounts receivable due from Biotest	274	—
Restricted Cash	10,123	—
Other assets	1,151	1,926

Total current assets of discontinued operations	11,548	4,616

Restricted cash	—	10,027

Total assets of discontinued operations	$11,548	$14,643

Trade accounts payable	$145	$721
Accounts payable due to Biotest	1,098	295
Accrued expenses and other liabilities	3,051	8,180
Notes payable, net	—	352

Total liabilities of discontinued operations	$4,294	$9,548

The restricted cash balance relates to funds deposited by Biotest plus interest associated with the sale of our Biologics SBU business and is classified as a current asset in our Condensed Consolidated Balance Sheet since it will be released, subject to any valid claims, in April 2009. The balance of other assets at June 28, 2008 includes the remaining $1.0 million note receivable associated with the Aloprim transaction, which is due in December 2008.

Accrued expenses and other liabilities at June 28, 2008 and December 29, 2007 include $3.1 million and $4.3 million, respectively, associated with sales deductions which are detailed below:

(in thousands)	Accrued chargebacks	Accrued rebates	Accrued sales discounts	Other accrued sales deductions	Total
Balance at December 29, 2007	$107	$3,063	$717	$426	$4,313
Provision for sales	—	—	—	—	—
Actual credits utilized	(107)	(439)	(562)	(154)	(1,262)

Balance at June 28, 2008	$—	$2,624	$155	$272	$3,051

NOTE 4 INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods, excluding unvested restricted stock. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the Company’s Convertible Senior Notes, if dilutive, after giving effect to all adjustments that would result from such assumed conversion. In periods of net loss from continuing operations, the assumed conversion of Convertible Senior Notes and stock options are anti-dilutive. The dilutive impact of stock options and restricted stock is determined by applying the treasury stock method. A total of 188,289 and 261,304 common stock equivalents have been excluded from the calculation of diluted net loss per share in the three months ended June 28, 2008 and June 30, 2007, respectively, because their inclusion would be anti-dilutive. In addition a total of 169,281 and 363,184 common stock equivalents have been excluded from the calculation of diluted net loss per share in the six months ended June 28, 2008 and June 30, 2007, respectively, because their inclusion would be anti-dilutive.

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $2.2 million and $2.5 million, respectively at June 28, 2008 and December 29, 2007 which are included in the amounts recorded as accrued rebates. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices. We believe we have properly estimated the underpaid amounts due under Medicare/Medicaid and other governmental pricing programs.

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

We announced on August 4, 2008 a settlement of an arbitration proceeding against Inhibitex, Inc., or Inhibitex, effective August 1, 2008. Under the terms of the settlement, Inhibitex agreed to pay us a total of $2.2 million, $1.7 million in connection with the execution of the settlement and $0.5 million by October 15, 2008 with 5% interest from August 1, 2008. The settlement relates to an arbitration proceeding we commenced on July 18, 2006 against Inhibitex with respect to claims by us against Inhibitex arising in connection with a Production Agreement between us and Inhibitex. On August 10, 2006, Inhibitex asserted certain counterclaims in the arbitration proceeding. The arbitrator dismissed Inhibitex’s counterclaims at a hearing on January 30, 2007. On February 9, 2007, the arbitrator entered an award in our favor in the amount of $4.5 million, which we recorded as income related to discontinued operations in 2006. Subsequently, we moved to confirm the award in the Supreme Court of New York and Inhibitex moved to vacate the award. On October 11, 2007, the court issued a decision denying our petition with respect to $3.3 million in cancellation fees, but affirmed the arbitrator’s award in the amount of $1.2 million, which amount was received in January 2008. Although we have appealed the decision of the court with respect to the cancellation fees, we recorded the reversal of this income in our discontinued operations results in 2007. On January 30, 2008, the Company filed its Notice of Appeal with respect to that portion of the decision vacating the $3.3 million portion of the award. The Company filed an appeal in February 2008. The above referenced settlement effectively terminates the appeal process.

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

Other Income Tax Disclosures

Consistent with 2007, we recorded a valuation allowance against all of our deferred tax assets at June 28, 2008. As a result of this valuation allowance, we expect our full year effective tax rate for continuing operations to be approximately 0.0%. During the fourth quarter of 2007, we recorded a gain of approximately $78.4 million on the Biologics SBU business sale in discontinued operations, net of an estimated tax liability of approximately $1.3 million related to federal and state alternative minimum tax.

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

All cash and cash equivalents are recorded at fair market value at June 28, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the SFAS 157 fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds with the reminder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

NOTE 8 CONVERTIBLE SENIOR NOTES

In May 2008, we repurchased $31.6 million of our Convertible Senior Notes. We paid $29.0 million which included the principal payment of $31.6 million and accrued interest of $0.1 million, net of a discount of $2.7 million. As a result of this transaction, we recorded a gain of $1.8 million after accounting for $0.9 of amortized issue costs and discount pertaining to the original issue of the Convertible Senior Notes in 2005. We recorded the $1.8 million gain in other income (expense), net in our Condensed Consolidated Statements of Operations.

NOTE 9 SHARE REPURCHASE

On December 6, 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. In the second quarter of 2008 the Company did not purchase any shares under the share repurchase program. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2007 which were settled in the first quarter of 2008 increased the cash used to purchase treasury shares in the first six months of the year by $1.8 million to $18.7 million as reported in the Condensed Consolidated Statement of Cash Flows. Since the inception of the program through June 28, 2008, we have acquired a total of 9.5 million shares for a total cost of $35.2 million. At June 28, 2008, $29.8 million remains available for share repurchases under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method.

NOTE 10 STOCK BASED COMPENSATION

Stock Options

A summary of option activity under our stock plans as of June 28, 2008, and the changes during the first six months of 2008 is presented below:

Options	Number of Options
Outstanding at December 29, 2007	6,207,678
Granted	610,250
Exercised	(111,756)
Forfeited	(152,709)
Expired	(2,304,358)

Outstanding at June 28, 2008	4,249,105

Exercisable at June 28, 2008	2,829,705

We recognized $0.4 million and $1.0 million of expense related to stock option awards in the three and six month periods ending June 28, 2008, respectively. We recognized $0.6 million and $1.0 million of expense related to stock option awards in the three and six month periods ending June 30, 2007, respectively.

We granted 610,250 options during the first half of 2008 with a calculated average fair value of $2.43. The grants included options to purchase 390,250 shares which become exercisable over four years in equal annual installments after the date of grant and options to purchase 220,000 shares granted to our outside directors and corporate secretary which vest over one year in equal quarterly installments. We estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected term (in years)	4.50 – 6.29
Risk-free interest rate	2.48% - 3.45%
Expected volatility	73.3% - 76.4%
Expected dividend yield	0.0%

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

Restricted Stock

A summary of our restricted stock awards as of June 28, 2008 and the changes during the first six months of 2008 is presented below:

Number of Shares
Nonvested at December 29, 2007	582,793
Granted	195,700
Vested	(276,207)
Forfeited	(18,359)

Nonvested at June 28, 2008	483,927

We recognized $0.2 million and $0.9 million of expense related to restricted stock awards in the three and six month periods ending June 28, 2008, respectively. We recognized $0.1 million and $0.2 million of expense related to restricted stock awards in the three and six month periods ending June 30, 2007, respectively.

During the first half of 2008, we granted 195,700 restricted shares with a calculated average fair value of $3.94, of which 138,700 shares vest over four years in equal installments after the date of grant, 50,000 shares vest immediately and 7,000 shares vest in one year from the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended June 28, 2008 and June 30, 2007. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our lead products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaphTM [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous and antibiotic-resistant strains of S.aureus.

NicVAX and PentaStaph will require additional development, including preclinical testing and human studies for PentaStaph and additional human testing for NicVAX, as well as regulatory approvals before we can market them. We are continuing to develop NicVAX and PentaStaph while we search for partners who will assist in their further development and commercialization.

In June 2007, we sold certain assets related to Aloprim® (allopurinol sodium for Injection) Product, or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold certain assets constituting our Biologics Strategic Business Unit (SBU) and certain corporate shared services assets to Biotest for $185.0 million in cash ($10.0 million of which has been escrowed for valid indemnification claims asserted on or before April 15, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

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

FOR THE THREE MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

General and administrative expense. General and administrative expense was $2.9 million for the second quarter of 2008 compared to $6.4 million for the comparable 2007 period. The decrease of $3.5 million reflects the reduced scale of our operations following the sale of our Biologics SBU and our continued efforts to reduce overall infrastructure costs.

Research and development expense. Research and development expense was $3.3 million for the second quarter of 2008 compared to $4.7 million for the comparable 2007 period. The decrease of $1.4 million is primarily due to reduced overhead costs as we have re-aligned our business to focus on our remaining product candidates as well as reduced spending on NicVAX compared to the second quarter of our 2007 fiscal year. Total research and development expenses are expected to increase for the full year of 2008 as compared to 2007 with the planned initiation of our Phase III clinical program for NicVAX later this year.

Interest income. Interest income was $1.2 million and $1.4 million for the second quarters of 2008 and 2007, respectively. The decrease in interest income is the result of generally prevailing lower interest rates for our investments in money market funds in the second quarter of 2008 as compared to the second quarter of 2007, offset by an increase in our average cash balance due to the sale of the Biologics SBU in the fourth quarter of 2007.

Interest expense. Interest expense was $0.4 million and $0.9 million for the second quarters of 2008 and 2007, respectively. The decrease in interest expense reflects the impact of the repurchase of $38.8 million par value Convertible Senior Notes in December 2007 at a discount of $4.7 million and the repurchase of $31.6 million par value Convertible Senior Notes in May 2008 at a discount of $2.7 million.

Other income (expenses), net. Other income includes $1.8 million gained on the repurchase of our Convertible Senior Notes in the second quarter of 2008.

Income taxes. During 2008 and consistent with 2007, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is approximately 0%.

FOR THE SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

General and administrative expense. General and administrative expense was $8.1 million for the first six months of 2008 compared to $14.7 million for the comparable 2007 period. The decrease of $6.6 million reflects the reduced scale of our operations following the sale of our Biologics SBU and our continued efforts to reduce overall infrastructure costs. Included in the first quarter of 2007 were severance-related charges of $1.6 million associated with the resignation of the Company’s former President and Chief Executive Officer. General and administrative expenses are expected to continue to decline over the remainder of 2008 compared to the same period in 2007 as the transition of our corporate shared services functions to a smaller staff in Rockville, Maryland is completed.

Research and development expense. Research and development expense was $6.5 million for the first six months of 2008 compared to $10.8 million for the comparable 2007 period. The decrease of $4.3 million is primarily due to reduced overhead costs as we have re-aligned our business to focus on our remaining product candidates as well as reduced spending on NicVAX compared to the first six months of our 2007 fiscal year. Total research and development expenses are expected to increase for the full year of 2008 as compared to 2007 with the planned initiation of our Phase III clinical program for NicVAX later this year.

Interest income. Interest income was $3.3 million and $3.0 million for the first six months of 2008 and 2007, respectively. The increase in interest income is the result of an increase in our average cash balance due to the sale of the Biologics SBU in the fourth quarter of 2007 offset by generally prevailing lower interest rates for our investments in money market funds in the first six months of 2008 as compared to the first six months of 2007.

Interest expense. Interest expense was $1.0 million and $1.7 million for the first six months of 2008 and 2007, respectively. The decrease in interest expense reflects the impact of the repurchase of $38.8 million par value Convertible Senior Notes in December 2007 at a discount of $4.7 million and the repurchase of $31.6 million par value Convertible Senior Notes in May 2008 at a discount of $2.7 million.

Other income (expenses), net. Other income includes $1.8 million gained on the repurchase of our Convertible Senior Notes in the second quarter of 2008.

Income taxes. During 2008 and consistent with 2007, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is approximately 0%.

DISCONTINUED OPERATIONS

On December 4, 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185.0 million in cash, $10.0 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before April 15, 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $78.4 million during the fourth quarter of 2007 in discontinued operations. In addition, under terms of our agreement with Biotest, until such time as Biotest receives FDA and applicable state regulatory licenses required to market and sell Nabi-HB it may continue to operate under Nabi’s FDA Licenses and certain other regulatory permits. Further, while utilizing Nabi’s licenses, pending formal receipt of their required FDA Licenses and other regulatory permits, Biotest customers for Nabi-HB are making all cash payments to Nabi which will be subsequently remitted to Biotest once the required licenses are obtained. Biotest has informed us that they have filed for all the necessary licenses and regulatory permits, have received certain of the necessary licenses and regulatory permits and expect to be granted the remainder of such licenses and regulatory permits in the near future. At June 28, 2008 we recorded a payable of $1.0 million representing cash collected by us but due Biotest under this arrangement and classified the payable as current liabilities from discontinued operations.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008, (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and PentaStaph to us at cost until December 31, 2009, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize PentaStaph and to license the PentaStaph intellectual property that is necessary to enable Biotest to use PentaStaph solely for purposes relating to the production of Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” marks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. Under the Transition Services Agreement at June 28, 2008, Biotest owed us $0.3 million which is recorded as a current receivable from discontinued operations, and we owed Biotest $0.1 million which is recorded as a current payable from discontinued operations. The Transition Services Agreement expired in accordance with its terms on June 4, 2008. Notwithstanding the expiration, the parties have continued to provide certain transition services to each other under the fee structure set forth in the Transition Services Agreement.

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

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and we earned and collected $13.0 million of milestone payments as of June 28, 2008, including $2.5 million received in the second quarter of 2008. We can earn up to an additional $7.5 million upon successful completion of additional milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 28, 2008 totaled $160.6 million compared to $219.2 million at December 29, 2007. This decline is primarily the result of the payment of $28.9 million for the repurchase of $31.6 million par value Convertible Senior Notes in May 2008, the payment of $18.7 million in the settlement of treasury stock purchases in the first quarter of 2008 and the funding of our net loss of $6.6 million during the first two quarters of 2008. Included in the $160.6 million balance of cash, cash equivalents and marketable securities is $1.0 million representing cash collected from sales of Nabi-HB that will be remitted to Biotest.

Cash used in operating activities from continuing operations for the six months ended June 28, 2008 was $13.1 million, compared to $25.3 million for the six months ended June 30, 2007. The decrease in cash used was primarily associated with our reduction in operating costs. Cash used in operating activities of discontinued operations for the six months ended June 28, 2008 was $0.5 million, relating to the net of cash payments and collections resulting from the sale of our Biologics SBU business in December 2007.

Cash provided by investing activities from continuing operations for the six months ended June 28, 2008 was $1.7 million, consisting largely of net proceeds from the sale of marketable securities. Cash provided by investing activities from discontinued operations for the six months ended June 28, 2008 was $2.5 million, consisting of a milestone payment in May 2008 related to the sale of the PhosLo operations.

On December 6, 2007, our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. In the first quarter of 2008 the Company purchased 4.5 million shares at a cost of $16.9 million with an average cost per share of $3.72. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2007 which were settled in the first quarter of 2008 increased the cash used to purchase Treasury shares in the first six months of the year by $1.8 million to $18.7 million as reported in the Condensed Consolidated Statement of Cash Flows. Since the inception of the program through June 28, 2008, we have acquired a total of 9.5 million shares for a total cost of $35.2 million. At June 28, 2008, $29.8 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method.

On April 19, 2005, we issued $100.0 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, or the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. In December 2007 we repurchased $38.8 million of our Convertible Senior Notes in two transactions for a total of $34.1 million resulting in a net gain of $3.6 million and in May 2008 we repurchased an additional $31.6 million of our Convertible Senior Notes resulting in a net gain of $1.8 million recorded in other income. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions.

On December 7, 2004, we filed a shelf registration statement on Form S-3 with the SEC. This registration statement will permit us, from time to time, to offer and sell up to $175 million of equity or debt securities. If we elect to sell securities under this registration statement, we anticipate using net proceeds from such sales to provide additional funds for general corporate purposes, including but not limited to clinical trials, research, development and marketing expenses, and new acquisition and licensing costs.

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

We believe cash and cash equivalents on hand at June 28, 2008 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

In applying SFAS 123R, the value of each equity-based award is its fair market value at the date of grant, with the fair market value of options estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on our historical stock price over the most recent period commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We recorded $1.9 million and $1.2 million of stock based employee compensation expense in the first six months of 2008 and 2007, respectively.

Liabilities of discontinued operations

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnification for liabilities relating to product liability, and other claims. In addition, we have retained certain liabilities related to products sold through the disposal date. We have recorded reserves related to these obligations when appropriate. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods. We have a $10.1 million restricted cash balance as of June 28, 2008 which will be utilized to settle valid indemnification claims made by Biotest related to the sale of our biologics business. As of June 28, 2008, Biotest had not asserted any indemnification claims.

As of June 28, 2008, we have accrued liabilities in discontinued operations related to accrued rebates, accrued sales discounts and other accrued sales deductions of $3.1 million. Our estimates of these liabilities are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Refer to Note 3 for further information on our liabilities for sales deductions.

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

In March 2007, the EITF issued Issue 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-10 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

Statements in this Quarterly Report that are not strictly historical are forward-looking statements and include statements about products in development, clinical studies, research and development expenditures, cash requirements and alliances and partnerships. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or commercialize our products in development; initiate and conduct clinical studies; raise sufficient new capital resources to fully develop and commercialize our products in development; attract, retain and motivate key employees; collect further milestone and royalty payments under the PhosLo Agreement; obtain regulatory approval for our products in the U.S. or other markets; successfully contract with a third party manufacturer for the manufacture and supply of NicVAX and PentaStaph; and comply with reporting and payment obligations under government rebate and pricing programs; and raise additional capital on acceptable terms, or at all. These factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed with the SEC on February 28, 2008. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

Item 4.	Controls and Procedures

We sold our Biologics SBU as well as the corporate support services (including all of the finance department) which were located in Boca Raton, Florida to Biotest in December 2007, and relocated our corporate headquarters to Rockville, Maryland. As a result of this transaction and subsequent relocation, our finance and accounting staff resigned in December 2007 and our Chief Financial Officer resigned at the end of the first quarter 2008. On May 7, 2008, our Chief Executive Officer was appointed Acting Chief Financial Officer. In light of these resignations, we relied on Biotest (under the terms of our Transition Services Agreement with Biotest) and other external financial consultants to provide the majority of our internal accounting functions during the first six months of 2008.

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer, has concluded that as of June 28, 2008, the Company’s disclosure controls and procedures were effective.

Management has identified changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including:

•	the appointment of our Chief Executive Officer as Acting Chief Financial Officer; and

•

changes in personnel of our external financial consultants (including Bethesda Financial Group LLC and Biotest) on whom we continue to rely to provide a significant part of our internal accounting functions.

Additionally, our procedures and internal controls over our significant financial and accounting processes, such as cash disbursements, purchasing and accounts payable, marketable securities and related interest earnings, stock-based compensation, and our financial statement closing process (including the preparation and processing of journal entries), have changed since year end. The changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of, but have not yet completed, our internal documentation of all the changes in our internal control over financial reporting.

To specifically address the changes identified in our internal control over financial reporting as of June 28, 2008, we developed and performed additional substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that that our condensed consolidated financial statements as of and for the six month and three month periods ended June 28, 2008, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent all errors and all fraud.

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

We announced on August 4, 2008 a settlement of an arbitration proceeding against Inhibitex effective August 1, 2008. Under the terms of the settlement, Inhibitex agreed to pay us a total of $2.2 million, $1.7 million in connection with the execution of the settlement and $0.5 million by October 15, 2008 with 5% interest from August 1, 2008. The settlement relates to an arbitration proceeding we commenced on July 18, 2006 against Inhibitex with respect to claims by us against Inhibitex arising in connection with a Production Agreement between us and Inhibitex. On August 10, 2006, Inhibitex asserted certain counterclaims in the arbitration proceeding. The arbitrator dismissed Inhibitex’s counterclaims at a hearing on January 30, 2007. On February 9, 2007, the arbitrator entered an award in our favor in the amount of $4.5 million, which we recorded as income related to discontinued operations in 2006. Subsequently, we moved to confirm the award in the Supreme Court of New York and Inhibitex moved to vacate the award. On October 11, 2007, the court issued a decision denying our petition with respect to $3.3 million in cancellation fees, but affirmed the arbitrator’s award in the amount of $1.2 million, which amount was received in January 2008. Although we have appealed the decision of the court with respect to the cancellation fees, we recorded the reversal of this income in our discontinued operations results in 2007. On January 30, 2008, the Company filed its Notice of Appeal with respect to that portion of the decision vacating the $3.3 million portion of the award. The Company filed an appeal in February 2008. The above referenced settlement effectively terminates the appeal process.

We remain committed to protecting our intellectual property and will take all appropriate steps to vigorously protect our patent rights.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors included in our 2007 Form 10-K for the year ended December 29, 2007 filed on February 28, 2008.

Item 4.	Submission of Matters to a vote of Security Holders

The following matters were approved at our annual stockholders’ meeting, which was held on May 7, 2008.

A. The election to the Board of Directors of the following nominees:

Name of Director Nominee	For	Withheld
Jason M. Aryeh	43,511,973	2,969,107
David L. Castaldi	43,666,350	2,814,730
Geoffrey F. Cox, Ph.D.	43,672,541	2,808,539
Peter B. Davis	43,709,156	2,771,924
Raafat E.F. Fahim, Ph.D	45,742,747	738,333
Richard A. Harvey, Jr.	43,501,076	2,980,004
Leslie Hudson, Ph.D.	43,655,913	2,825,167
Linda Jenkes	43,489,070	2,992,010
Timothy P. Lynch	43,679,218	2,801,862
Stephen G. Sudovar	43,505,546	2,975,534

B. The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the 2008 fiscal year.

For	Against	Abstain
45,998,289	235,414	247,368

Item 5.	Other Information

On July 31, 2008, the Company amended the Rights Agreement dated August 1, 1997 between the Company and American Stock Transfer & Trust Company, or the Rights Agreement, to extend the expiration date by one year. The rights issued under the Rights Agreement, as amended, will now expire on the final expiration date of August 1, 2009.

Item 6.	Exhibits

4.1	Fourth Amendment to Rights Agreement by Nabi Biopharmaceuticals and American Stock Transfer & Trust Company dated July 31, 2008

10.1	Employment Agreement between Nabi Biopharmaceuticals and Paul Kessler dated as of May 1, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 6, 2008	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Fourth Amendment to Rights Agreement by Nabi Biopharmaceuticals and American Stock Transfer & Trust Company dated July 31, 2008

10.1	Employment Agreement between Nabi Biopharmaceuticals and Paul Kessler dated as of May 1, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification