Form 10-Q
period 2008-09-27
NABI  BIOPHARMACEUTICALS
filed 2008-11-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at October 31, 2008 was 51,940,659 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$152,249	$217,606
Marketable securities	—	1,600
Prepaid expenses and other current assets	1,005	2,371
Restricted cash related to discontinued operations	10,570	—
Assets of discontinued operations	2,064	4,616

Total current assets	165,888	226,193
Property and equipment, net	1,404	1,971
Other assets	288	379
Restricted cash related to discontinued operations	—	10,027

Total assets	$167,580	$238,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097	$3,647
Accrued expenses and other current liabilities	4, 472	7,105
Current liabilities of discontinued operations	3,602	9,548

Total current liabilities	9, 171	20,300
2.875% convertible senior notes, net	34,179	71,738

Total liabilities	43,350	92,038
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,229	6,212
Capital in excess of par value	336,433	333,527
Treasury stock	(40,503)	(23,608)
Accumulated deficit	(177,929)	(169,599)

Total stockholders’ equity	124,230	146,532

Total liabilities and stockholders’ equity	$167,580	$238,570

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Operating expenses:
General and administrative expenses	$2,086	$6,361	$10,146	$21,041
Research and development expenses	3,356	4,476	9,905	15,249

Operating loss	(5,442)	(10,837)	(20,051)	(36,290)
Interest income	831	1,352	4,087	4,351
Interest expense	(286)	(907)	(1,286)	(2,636)
Other income (expense), net	589	10	2,536	12

Loss from continuing operations before income taxes	(4,308)	(10,382)	(14,714)	(34,563)
Income taxes	—	—	—	(190)

Loss from continuing operations	(4,308)	(10,382)	(14,714)	(34,753)
Discontinued operations:
Net income (loss) from discontinued operations	2,593	(5,519)	6,383	303
Net gain on disposal of discontinued operations	—	27	—	2,769

Income (loss) from discontinued operations	2,593	(5,492)	6,383	3,072

Net loss	$(1,715)	$(15,874)	$(8,331)	$(31,681)

Basic and diluted (loss) income per share:
Continuing operations	$(0.08)	$(0.17)	$(0.28)	$(0. 57)
Discontinued operations	0.05	(0.09)	0. 12	0.05

Basic and diluted (loss) income per share	$(0.03)	$(0. 26)	$(0.16)	$(0. 52)

Basic and diluted weighted average shares outstanding	51, 592	61,382	52,021	61,256

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flow from operating activities:
Loss from continuing operations	$(14,714)	$(34,753)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	464	1,454
Non-cash compensation	2,526	1,985
Gain on repurchase of convertible senior notes	(2,420)	—
Other	101	143
Changes in assets and liabilities:
Prepaid expenses and other assets	1,368	(222)
Accounts payable, accrued expenses and other	(3,338)	(548)

Total adjustments	(1,299)	2,812

Net cash used in operating activities from continuing operations	(16,013)	(31,941)
Net cash provided by operating activities from discontinued operations	299	9,140

Net cash used in operating activities	(15,714)	(22,801)

Cash flow from investing activities:
Purchases of marketable securities	—	(29,475)
Proceeds from sales of marketable securities	1,600	40,250
Capital expenditures	(20)	(59)
Proceeds from sales of assets	91	—

Net cash provided by investing activities from continuing operations	1,671	10,716
Net cash provided by investing activities from discontinued operations	2,500	3,157

Net cash provided by investing activities	4,171	13,873

Cash flow from financing activities:
Proceeds from issuance of common stock for employee benefit plans	69	579
Purchase of common stock for treasury	(18,658)	—
Repurchase of convertible senior notes	(35,119)	—
Other financing activities	(83)	—

Net cash (used in) provided by financing activities from continuing operations	(53,791)	579
Net cash (used in) provided by financing activities from discontinued operations	(23)	162

Net cash (used in) provided by financing activities	(53,814)	741

Net decrease in cash and cash equivalents	(65,357)	(8,187)
Cash and cash equivalents at beginning of period	217,606	86,227

Cash and cash equivalents at end of period	$152,249	$78,040

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaphTM [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX and PentaStaph will require additional development, including preclinical testing and human studies for PentaStaph and additional human testing for NicVAX, as well as regulatory approvals before they can be marketed. We are continuing to develop NicVAX and PentaStaph while we search for partners who will assist in their further development and commercialization.

In June 2007, we sold certain assets related to our product Aloprim® (allopurinol sodium for Injection), or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold certain assets constituting our Biologics strategic business unit (SBU) and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185 million in cash ($10 million of which has been escrowed for valid indemnification claims asserted on or before March 31, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. In October 2008, we engaged the services of a life sciences strategic advisory firm to assist with the strategic alternatives process.

We were incorporated in Delaware in 1969 and our operations are located in Rockville, Maryland.

NOTE 2 BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 29, 2007 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 29, 2007 filed with the Securities and Exchange Commission on February 28, 2008.

Principles of consolidation: The accompanying unaudited condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation.

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

Cash and cash equivalents: Cash equivalents consist of investments in highly liquid securities with original maturities of three months or less. At September 27, 2008 cash equivalents consisted solely of money market funds. Our cash equivalents are valued using quoted market prices. We have investment policies and procedures that are reviewed periodically to minimize credit risk. Under our cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes that are classified within accounts payable in our Condensed Consolidated Balance Sheets. The amount of these checks included in accounts payable as of September 27, 2008 and December 29, 2007 was $0.4 million and $1.6 million, respectively.

Restricted cash: Restricted cash related to discontinued operations at September 27, 2008 and December 29, 2007 of $10.6 million and $10.0 million, respectively, relates to cash held in escrow plus interest to support any valid indemnification claims that may be made by Biotest related to the sale of our Biologics SBU. Any remaining balance plus interest will be released to us April 15, 2009. As of October 31, 2008, Biotest had not asserted any indemnification claims.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). APB 14-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. Our Convertible Senior Notes (see Note 10 to our consolidated financial statements included in this Quarterly Report) fall within the scope of this guidance. While APB 14-1 does not change the cash flow requirements under our Convertible Senior Notes, non-cash interest expense will increase as a result of amortizing the discounted carrying value of our Convertible Senior Notes. We are currently assessing the impact of adopting APB 14-1 and expect that adoption will require us to restate our consolidated financial statements from 2005 and forward.

NOTE 3 DISCONTINUED OPERATIONS

On December 4, 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185 million in cash, $10 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before March 31, 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $78.4 million during the fourth quarter of 2007 in discontinued operations. In addition, under terms of our agreement with Biotest, until such time as Biotest receives FDA and applicable state regulatory licenses required to market and sell Nabi-HB, we agreed that Biotest could effectively operate under Nabi’s FDA Licenses and certain other regulatory permits. Further, because Nabi continues to hold the applicable licenses and permits, pending formal receipt of Biotest’s required licenses and other regulatory permits, Biotest customers remit payments for Nabi-HB to Nabi which Nabi will subsequently remit to Biotest once the required licenses and permits are obtained. Biotest has informed us that they received all the necessary licenses and permits as of September 27, 2008. At September 27, 2008 we recorded a payable of $0.4 million representing cash collected by us but due to Biotest under this arrangement and classified the payable as current liabilities from discontinued operations.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008, (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and PentaStaph to us at cost until December 31, 2009, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize PentaStaph and to license the PentaStaph intellectual property that is necessary to enable Biotest to use PentaStaph solely for purposes relating to the production of Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” trademarks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. Under the Transition Services Agreement at September 27, 2008, Biotest owed us $0.5 million which is recorded as a current receivable from discontinued operations, and we owed Biotest $0.6 million which is recorded as a current payable from discontinued operations. The Transition Services Agreement expired in accordance with its terms on June 4, 2008. However, the parties have continued to provide certain transition services to each other under the fee structure set forth in the Transition Services Agreement.

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

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and we subsequently earned and collected $13.0 million of additional milestone payments. We can earn up to an additional $7.5 million upon successful completion of further milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

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

The following table presents the major classes of assets and liabilities that have been presented as assets of discontinued operations and liabilities of discontinued operations in the accompanying unaudited condensed consolidated balance sheets:

In thousands	September 27, 2008	December 29, 2007
Accounts receivable, net	$500	$2,690
Receivable due from Biotest	465	—
Restricted cash	10,570	—
Other assets	1,099	1,926

Total current assets of discontinued operations	12, 634	4,616

Restricted cash	—	10,027

Total assets of discontinued operations	$12,634	$14,643

Accounts payable	$—	$721
Payable due to Biotest	604	295
Accrued expenses and other liabilities	2,998	8,180
Notes payable, net	—	352

Total liabilities of discontinued operations	$3,602	$9,548

The restricted cash balance relates to funds deposited by Biotest plus interest associated with the sale of our Biologics SBU business and is classified as a current asset in our condensed consolidated balance sheet since it will be released, subject to any valid claims by Biotest, on April 15, 2009. The balance of other assets at September 27, 2008 and December 29, 2007 includes the remaining $1.0 million note receivable associated with the Aloprim transaction, which is due in December 2008. Accrued expenses and other liabilities at September 27, 2008 and December 29, 2007 include $3.0 million and $4.3 million, respectively, of accrued rebates and other sales discounts and credits.

NOTE 4 INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the periods, excluding unvested restricted stock. Diluted net income (loss) per common share is calculated using the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods, plus the effects of an assumed conversion of the Company’s Convertible Senior Notes, if dilutive, after giving effect to all adjustments that would result from such assumed conversion. The dilutive impact of stock options and restricted stock is determined by applying the treasury stock method. In periods of net loss from continuing operations, the assumed conversion of Convertible Senior Notes and stock options are anti-dilutive. A total of 305,889 and 142,489 common stock equivalents have been excluded from the calculation of diluted net loss per share in the three months ended September 27, 2008 and September 29, 2007, respectively, because their inclusion would be anti-dilutive. In addition, a total of 214,817 and 289,619 common stock equivalents have been excluded from the calculation of diluted net loss per share in the nine months ended September 27, 2008 and September 29, 2007, respectively, because their inclusion would be anti-dilutive.

NOTE 5 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $2.1 million and $2.5 million, respectively at September 27, 2008 and December 29, 2007, which are included in the amounts recorded as accrued rebates. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. We have agreed to pay Banc of America Securities LLC 1.1% of the value of a qualifying transaction with a minimum of $1.8 million upon the successful completion of a strategic transaction as defined in our agreement with them. In October 2008, we engaged the services of a life sciences strategic advisory firm to assist with the strategic alternatives process. We have agreed to pay this firm a fee of up to $3.5 million upon the successful completion of a strategic transaction.

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

We announced on August 4, 2008 a settlement of an arbitration proceeding against Inhibitex, Inc., or Inhibitex, effective August 1, 2008. Under the terms of the settlement, Inhibitex agreed to pay us a total of $2.2 million, $1.7 million in connection with the execution of the settlement and $0.5 million by October 15, 2008 with 5% interest from August 1, 2008. We received full payment for this settlement as of October 15, 2008.

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

Other Income Tax Disclosures

At September 27, 2008 we recorded a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate for continuing operations to be 0%.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate. Based upon preliminary calculations, we estimate that the utilization of pre-Section 382 ownership change tax losses for federal income tax purposes would be limited to approximately $14.2 million per year. As a result, federal net operating losses may expire before we are able to fully utilize them. As we have recorded a full valuation allowance against our net deferred tax assets, there is no current impact of this limitation for financial reporting purposes.

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

All cash and cash equivalents are recorded at fair market value at September 27, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 2 in accordance with the SFAS 157 fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

NOTE 8 CONVERTIBLE SENIOR NOTE REPURCHASE

In 2008, we repurchased $38.6 million of our Convertible Senior Notes consisting of $31.6 million during the second quarter and $7.0 million during the third quarter. We paid $35.2 million which included the principal payment of $38.6 million and accrued interest of $0.1 million, net of a discount of $3.5 million. As a result of these transactions, we recorded a gain of $2.4 million after accounting for $1.1 million of amortized issue costs and discounts pertaining to the original issue of the Convertible Senior Notes in 2005. We recorded this $2.4 million gain in other income (expense), net in our Condensed Consolidated Statements of Operations. Since December 2007, we have repurchased a total of $77.4 million of our notes at a total cost of $69.5 million including accrued interest. Subsequent to quarter end through October 31, 2008, we have repurchased an additional $18.7 million of our Convertible Senior Notes. We paid $16.6 million which included the principal payment of $18.7 million, net of a discount of $2.1 million.

NOTE 9 SHARE REPURCHASE

On December 6, 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. In the first quarter of 2008 the Company purchased 4.5 million shares at a cost of $16.9 million with an average cost per share of $3.72. In the second and third quarters of 2008 the Company did not purchase any shares under the share repurchase program. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2007 which were settled in the first quarter of 2008 increased the cash used to purchase treasury shares in the first nine months of the year by $1.8 million to $18.7 million as reported in the Condensed Consolidated Statement of Cash Flows. Since the inception of the program through September 27, 2008, we have acquired a total of 9.5 million shares for a total cost of $35.2 million. At September 27, 2008, $29.8 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method. Subsequent to quarter end, through October 31, 2008, we have repurchased an additional 112,649 shares for $348 thousand.

NOTE 10 STOCK BASED COMPENSATION

Stock Options

A summary of option activity under our stock compensation plans as of September 27, 2008, and the changes during the first nine months of 2008 is presented below:

Options	Number of Options
Outstanding at December 29, 2007	6,207,678
Granted	612,250
Exercised	(119,750)
Forfeited	(198,130)
Expired	(2,331,287)

Outstanding at September 27, 2008	4,170,761

Exercisable at September 27, 2008	2,857,282

We recognized $0.4 million and $1.4 million of expense related to stock option awards in the three and nine month periods ending September 27, 2008, respectively. We recognized $0.6 million and $1.6 million of expense related to stock option awards in the three and nine month periods ending September 29, 2007, respectively.

We granted 612,250 options during the first nine months of 2008 with an average fair value of $2.45. The grants included options to purchase 392,250 shares which become exercisable over four years in equal annual installments after the date of grant and options to purchase 220,000 shares granted to our outside directors and corporate secretary which vest over one year in equal quarterly installments. We estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected term (in years)	4.50 - 6.29
Risk-free interest rate	2.48% - 3.45%
Expected volatility	73.3% - 76.4%
Expected dividend yield	0.0%

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

Restricted Stock

A summary of our restricted stock awards as of September 27, 2008 and the changes during the first nine months of 2008 is presented below:

Number of Shares
Nonvested at December 29, 2007	582,793
Granted	195,700
Vested	(279,332)
Forfeited	(44,624)

Nonvested at September 27, 2008	454,537

We recognized $0.2 million and $1.1 million of expense related to restricted stock awards in the three and nine month periods ending September 27, 2008, respectively. We recognized $0.3 million and $0.5 million of expense related to restricted stock awards in the three and nine month periods ending September 29, 2007, respectively.

During the first nine months of 2008, we granted 195,700 restricted shares with an average fair value of $3.94, of which 138,700 shares vest over four years in equal installments after the date of grant, 50,000 shares vested immediately and 7,000 shares vest in one year from the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 27, 2008 and September 29, 2007. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our products in development are NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaphTM [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus.

NicVAX and PentaStaph will require additional development, including preclinical testing and human studies for PentaStaph and additional human testing for NicVAX, as well as regulatory approvals before they can marketed. We are continuing to develop NicVAX and PentaStaph while we search for partners who will assist in their further development and commercialization.

In June 2007, we sold certain assets related to our product Aloprim® (allopurinol sodium for Injection) Product, or Aloprim, for proceeds of $3.7 million. On December 4, 2007, we sold certain assets constituting our Biologics Strategic Business Unit (SBU) and certain corporate shared services assets to Biotest for $185.0 million in cash ($10.0 million of which has been escrowed for valid indemnification claims asserted on or before March 31, 2009). Consequently, as of December 29, 2007, we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. In October 2008, we engaged the services of a life sciences strategic advisory firm to assist with the strategic alternatives process.

RESULTS OF OPERATIONS

For all periods shown, the results from the Biologics SBU business, as well as Aloprim and PhosLo product lines have been reclassified as discontinued operations.

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

General and administrative expenses. General and administrative expenses were $2.1 million for the third quarter of 2008 compared to $6.4 million for the third quarter of 2007. The decrease of $4.3 million reflects the reduced scale of our operations following the sale of our Biologics SBU in December 2007, and our continued efforts to reduce overall infrastructure costs, principally including legal and accounting costs.

Research and development expenses. Research and development expenses were $3.4 million for the third quarter of 2008 compared to $4.5 million for the third quarter of 2007. The decrease of $1.1 million is primarily due to a reduction in our new product discovery and development efforts as we focus on our current product candidates.

Interest income. Interest income was $0.8 million and $1.4 million for the third quarters of 2008 and 2007, respectively. The decrease in interest income is the result of generally prevailing lower interest rates for our investments in money market funds in the third quarter of 2008 as compared to the third quarter of 2007, partially offset by an increase in our average cash balance as a result of our sale of the Biologics SBU in the fourth quarter of 2007.

Interest expense. Interest expense was $0.3 million and $0.9 million for the third quarters of 2008 and 2007, respectively. The decrease in interest expense reflects the impact of the repurchase of $38.8 million par value Convertible Senior Notes in December 2007 and the repurchase of $31.6 million par value and $7.0 million par value Convertible Senior Notes during the second and third quarter, respectively, in 2008.

Other income (expenses), net. Other income includes $0.6 million gain on the repurchase of our Convertible Senior Notes in the third quarter of 2008.

Income taxes. During 2008 and consistent with 2007, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is 0%.

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

General and administrative expenses. General and administrative expenses were $10.1 million for the first nine months of 2008 compared to $21.0 million for the comparable 2007 period. The decrease of $10.9 million reflects the reduced scale of our operations following the sale of our Biologics SBU and our continued efforts to reduce overall infrastructure costs. Included in the first quarter of 2007 were severance-related charges of $1.6 million associated with the resignation of the Company’s former President and Chief Executive Officer

Research and development expenses. Research and development expenses were $9.9 million for the first nine months of 2008 compared to $15.3 million for the comparable 2007 period. The decrease of $5.4 million is primarily due to a reduction in our new product discovery and development efforts as we focus on our current product candidates.

Interest income. Interest income was $4.1 million and $4.4 million for the first nine months of 2008 and 2007, respectively. The decrease in interest income is the result of generally prevailing lower interest rates for our investments in money market funds during 2008 partially offset by an increase in our average cash balance due to the sale of the Biologics SBU in fourth quarter of 2007.

Interest expense. Interest expense was $1.3 million and $2.6 million for the first nine months of 2008 and 2007, respectively. The decrease in interest expense reflects the impact of the repurchase of $38.8 million par value Convertible Senior Notes in December 2007 at a discount of $4.7 million and the repurchase of $31.6 million par value and $7.0 million par value Convertible Senior Notes during the second and third quarter, respectively, in 2008 at a discount of $3.5 million.

Other income (expenses), net. Other income includes $2.4 million gain on the repurchase of our Convertible Senior Notes in the second and third quarters of 2008.

Income taxes. During 2008 and consistent with 2007, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is approximately 0%.

DISCONTINUED OPERATIONS

On December 4, 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185.0 million in cash, $10.0 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before March 31, 2009. As of October 31, 2008, Biotest had not asserted any indemnification claims. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $78.4 million during the fourth quarter of 2007 in discontinued operations. In addition, under terms of our agreement with Biotest, until such time as Biotest receives FDA and applicable state regulatory licenses required to market and sell Nabi-HB, we agreed that Biotest could effectively operate under Nabi’s FDA Licenses and certain other regulatory permits. Further, because Nabi continues to hold the applicable licenses and permits, pending formal receipt of Biotest’s required licenses and other regulatory permits, Biotest customers remit payment for Nabi-HB to Nabi which Nabi will subsequently remit to Biotest once the required licenses and permits are obtained. Biotest has informed us that they have received all the necessary licenses and regulatory permits as of September 27, 2008.

We also entered into the following agreements with Biotest: (i) a Transition Services Agreement pursuant to which the parties agreed to provide transition services (including services related to finance, human resources, information technologies, and clinical and regulatory) to each other for a period of up to six months after closing for a price equal to 150% of direct salary costs plus out of pocket costs, except that there will be no charge for services provided by Biotest to us through February 4, 2008, (ii) a Contract Manufacturing Agreement pursuant to which Biotest will provide manufacturing and technology transfer services related to NicVAX and PentaStaph to us at cost until December 31, 2009, (iii) a Right of First Negotiation/Refusal Agreement pursuant to which we granted Biotest a right of first negotiation and a right of first refusal to obtain rights to utilize PentaStaph and to license the PentaStaph intellectual property that is necessary to enable Biotest to use PentaStaph solely for purposes relating to the production of Altastaph, and (iv) a Trademark License Agreement pursuant to which, we will license to Biotest the “Nabi-HB” trademarks on a worldwide, perpetual, royalty-free basis solely for Biotest’s use in the promotion, distribution and sale of Nabi-HB. The Transition Services Agreement expired in accordance with its terms on June 4, 2008. However, the parties have continued to provide certain transition services to each other under the fee structure set forth in the Transition Services Agreement.

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

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and we subsequently earned and collected $13.0 million of additional milestone payments. We can earn up to an additional $7.5 million upon successful completion of further milestones. In addition, the purchaser acquired product rights to a new product formulation under development and we are entitled to royalties on sales of the new product formulation over a base amount for 10 years after the closing date until total consideration paid in the transaction reaches $150 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 27, 2008 totaled $152.2 million as compared to $219.2 million at December 29, 2007. This decline is primarily the result of the payments of $35.1 million for the repurchases of $38.6 million par value Convertible Senior Notes in May, July and August 2008, the payment of $18.7 million in the settlement of treasury stock purchases in the first quarter of 2008, and net cash used in operating activities of $15.7 million, offset by $2.5 million provided by investing activities from discontinued operations during the first nine months of 2008. Included in the balance of cash, cash equivalents and marketable securities is $0.4 million representing cash collected from the sale of Nabi-HB that is to be remitted to Biotest. At September 27, 2008, we also had restricted cash of $10.6 million related to discontinued operations that is held in escrow subject to any valid indemnification claims by Biotest related to the sale of our Biologics SBU. Any balance net of valid claims will be released to us on April 15, 2009. As of October 31, 2008, Biotest had not asserted any indemnification claims.

Cash used in operating activities from continuing operations for the nine months ended September 27, 2008 was $16.0 million, compared to $31.9 million for the nine months ended September 29, 2007. The decrease in cash used was primarily associated with our reduction in operating costs. Cash provided by operating activities from discontinued operations for the nine months ended September 27, 2008 was $0.3 million, relating to the net of cash payments and collections resulting from the sale of our Biologics SBU business in December 2007.

Cash provided by investing activities from continuing operations for the nine months ended September 27, 2008 was $1.7 million, consisting largely of net proceeds from the sale of marketable securities. Cash provided by investing activities from discontinued operations for the nine months ended September 27, 2008 was $2.5 million, consisting of a milestone payment in May 2008 related to the sale of the PhosLo operations.

On December 6, 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5.0 million share repurchase program we announced in 2001. In the first quarter of 2008 the Company purchased 4.5 million shares at a cost of $16.9 million with an average cost per share of $3.72. In the second and third quarters of 2008 the Company did not purchase any shares under the share repurchase program. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2007 which were settled in the first quarter of 2008 increased the cash used to purchase Treasury shares in the first six months of the year by $1.8 million to $18.7 million as reported in the Condensed Consolidated Statement of Cash Flows. Since the inception of the program through September 27, 2008, we have acquired a total of 9.5 million shares for a total cost of $35.2 million. At September 27, 2008, $29.8 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method. Subsequent to quarter end, through October 31, 2008, we have repurchased an additional 112,649 shares for $348 thousand.

On April 19, 2005, we issued $100.0 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, the Securities Act. On May 13, 2005, the initial purchasers exercised $12.4 million of their option to purchase additional Convertible Senior Notes to cover over allotments. A $3.4 million discount was granted to the initial purchasers and an additional $0.3 million in deferred charges were recorded for professional fees related to the issuance. Net cash proceeds from the offering totaled $108.7 million. In December 2007 we repurchased $38.8 million of our Convertible Senior Notes in two transactions for a total of $34.1 million resulting in a net gain of $3.6 million. In May, July and August 2008 we repurchased an additional $31.6 million, $2.0 million and $5.0 million respectively of our Convertible Senior Notes resulting in a net gain of $2.4 million recorded in other income. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a fundamental change as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions. Subsequent to quarter end through October 31, 2008, we have repurchased an additional $18.7 million of our Convertible Senior Notes. We paid $16.6 million which included $18.7 million, net of a discount of $2.1 million.

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

On January 22, 2008, we announced that we had retained Banc of America Securities LLC to assist with our continued exploration of the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company. We have agreed to pay Banc of America Securities LLC 1.1% of the value of a qualifying transaction with a minimum of $1.8 million upon the successful completion of a strategic transaction as defined in our agreement with them. In October 2008, we engaged the servies of a life sciences strategic advisory firm to assist with the strategic alternatives process. We have agreed to pay this firm a fee of up to $3.5 million upon the successful completion of a strategic transaction.

We believe cash and cash equivalents on hand at September 27, 2008 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

In applying SFAS 123R, the value of each equity-based award is estimated on the date of grant. For stock options the value is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on our historical stock price over the most recent period commensurate with the expected term of the equity-based award; however, this estimate is neither predictive nor indicative of the future performance of our stock. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. We recorded $2.5 million and $2.0 million of equity-based compensation expense in the first nine months of 2008 and 2007, respectively.

Liabilities of discontinued operations

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnification for liabilities relating to product liability, and other claims. In addition, we have retained certain liabilities related to products sold through the disposal date. We have recorded reserves related to these obligations when appropriate. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods. As of September 27, 2008, we have accrued liabilities in discontinued operations related to accrued rebates, accrued sales discounts and other accrued sales deductions of $3.0 million. Our estimates of these liabilities are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. We also have a $10.6 million restricted cash balance as of September 27, 2008 which will be used to settle valid indemnification claims made by Biotest related to the sale of our biologics business. As of October 31, 2008, Biotest had not asserted any indemnification claims.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 157 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 beginning in the first quarter of our 2008 fiscal year and currently have not elected to use the fair value option for any eligible financial assets or liabilities.

In March 2007, the EITF issued EITF Issue 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-10 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In June 2007, the EITF issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development.” EITF 07-03 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We adopted EITF 07-03 beginning in the first quarter of our 2008 fiscal year and it did not have a material impact to our financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The APB 14-1 clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The APB 14-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We are currently assessing the impact of adopting ABP 14-1 and expect that adoption will require us to restate our consolidated financial statements from 2005 and forward.

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

Interest Rate Risk. Our exposure to market interest rate risk relates to our cash, cash equivalents and marketable securities. At September 27, 2008, our $152.2 million of cash and cash equivalents and marketable securities consisted principally of money market funds placed with major financial institutions. Because of the nature of these funds and the short-term maturities of their investment securities, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Declines of interest rates over time will, however, reduce our interest income from our investments. Interest income was $0.8 million for the third quarter of 2008.

Item 4.	Controls and Procedures

During the third quarter 2008, our Chief Executive Officer served as Acting Chief Financial Officer and we relied on external financial consultants to provide the majority of our internal accounting functions.

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer, has concluded that as of September 27, 2008, the Company’s disclosure controls and procedures were effective.

Management has identified changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including:

•	changes in personnel of our external financial consultants on whom we continue to rely to provide a significant part of our internal accounting functions; and

•

adoption of new procedures and internal controls over significant financial accounting processes and disclosures, such as cash disbursements, purchasing and accounts payable, marketable securities and related interest earnings, stock-based compensation, and our financial statement closing process (including the preparation and processing of journal entries).

To specifically address the changes identified in our internal control over financial reporting as of September 27, 2008, we developed and performed additional substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that that our condensed consolidated financial statements as of and for the three month and nine month periods ended September 27, 2008, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent all errors and all fraud.

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

On November 6, 2008, Nabi Biopharmaceuticals issued a press release announcing its results of operations for the three and nine months ended September 27, 2008. A copy of the press release announcing these results is furnished as Exhibit 99.1 to this report.

The information in this Item 5 or Exhibit 99.1 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability of that section, and it shall not be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, regardless of any incorporation language in such filing.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

99.1	Earnings Press Release issued by the Company on November 6, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 6, 2008	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

99.1	Earnings Press Release issued by the Company on November 6, 2008