Form 10-Q
period 2009-03-28
NABI  BIOPHARMACEUTICALS
filed 2009-05-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at April 24, 2009 was 51,476,214 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 28, 2009	December 27, 2008 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$114,190	$106,438
Marketable securities	9,135	23,900
Prepaid expenses and other current assets	1,464	1,430
Assets of discontinued operations (including restricted cash)	10,358	10,409

Total current assets	135,147	142,177
Property and equipment, net	1,200	1,315
Other assets	756	730

Total assets	$137,103	$144,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,486	$1,226
Accrued expenses and other current liabilities	2,225	3,030
Current liabilities of discontinued operations	3,358	3,381

Total current liabilities	7,069	7,637
2.875% convertible senior notes, net	15,423	15,202

Total liabilities	22,492	22,839
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,247	6,239
Capital in excess of par value	363,705	363,001
Treasury stock	(42,598)	(42,187)
Other comprehensive income	1	60
Accumulated deficit	(212,744)	(205,730)

Total stockholders’ equity	114,611	121,383

Total liabilities and stockholders’ equity	$137,103	$144,222

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 28, 2009	March 29, 2008 (as adjusted)
Operating expenses:
General and administrative expenses	$3,090	$5,133
Research and development expenses	3,766	3,205

Operating loss	(6,856)	(8,338)
Interest income	187	2,038
Interest expense	(361)	(1,552)
Other income (expense), net	(16)	131

Loss from continuing operations before income taxes	(7,046)	(7,721)
Benefit from income taxes	—	195

Loss from continuing operations	(7,046)	(7,526)
Discontinued operations:
Income from discontinued operations, net of tax provision	—	299

Income from discontinued operations	—	299

Net loss	$(7,046)	$(7,227)

Basic and diluted (loss) income per share:
Continuing operations	$(0.14)	$(0.14)
Discontinued operations	0.00	0.01

Basic and diluted (loss) income per share	$(0.14)	$(0.13)

Basic and diluted weighted average shares outstanding	51,130	52,973

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 28, 2009	March 29, 2008 (as adjusted)
Cash flow from operating activities:
Loss from continuing operations	$(7,046)	$(7,526)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	135	148
Non-cash intra-period tax allocation	—	(195)
Accretion of discount on convertible senior notes	221	900
Non-cash compensation	452	1,307
Other	—	66
Changes in assets and liabilities:
Prepaid expenses and other assets	(80)	196
Accounts payable, accrued expenses and other	(214)	(210)

Total adjustments	514	2,212

Net cash used in operating activities from continuing operations	(6,532)	(5,314)
Net cash provided by operating activities from discontinued operations	28	2,838

Net cash used in operating activities	(6,504)	(2,476)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities, net	14,737	1,600
Capital expenditures	—	(20)
Proceeds from sales of assets	—	91

Net cash provided by investing activities from continuing operations	14,737	1,671
Net cash provided by investing activities from discontinued operations	—	—

Net cash provided by investing activities	14,737	1,671

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	262	3
Purchase of common stock for treasury	(743)	(18,658)
Other financing activities	—	(82)

Net cash used in financing activities from continuing operations	(481)	(18,737)
Net cash used in financing activities from discontinued operations	—	(340)

Net cash used in financing activities	(481)	(19,077)

Net increase (decrease) in cash and cash equivalents	7,752	(19,882)
Cash and cash equivalents at beginning of period	106,438	217,606

Cash and cash equivalents at end of period	$114,190	$197,724

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

Products in Development

NicVAX is an investigational vaccine based on patented technology. Nicotine, a non-immunogenic small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well-tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA on a Special Protocol Assessment, or SPA for the pivotal Phase III clinical trials for NicVAX, which we are in a position to initiate in 2009. The SPA forms the foundation to support approval of a New Drug Application, or NDA. We are seeking a partner who will assist in further development of the vaccine including the Phase III trials and future commercialization.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from the National Institute of Health, or NIH. We are developing PentaStaph for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies. PentaStaph requires additional development, including preclinical testing and human studies, as well as regulatory approvals before it can be marketed. We announced two significant events in 2008 that will help advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the National Institute of Allergy and Infectious Diseases, or NIAID to conduct pre-clinical toxicology evaluations of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria. This testing which is funded by the NIAID will enable the initiation of Phase I clinical trials for these new antigens in 2009. Additionally, in December 2008, we entered into a research and development agreement with the U.S. Department of Defense to conduct a series of collaborative clinical trials for PentaStaph. The U.S. Department of Defense will be responsible for certain aspects of the trial including clinical site costs. With these agreements in place, we will be able to advance the development of PentaStaph much further and faster than we could on our own. Further clinical development of PentaStaph and its components beyond that contemplated by our collaborations with NIAID and with the U.S. Department of Defense will require additional commercialization and development partners or additional commitments from existing partners.

Strategic Initiatives

In 2006, we began to explore strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 28, 2009. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) of $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million ($10.0 million of which has been escrowed for indemnification claims—see Note 4 for further discussion of Biotest claims). As a result of these strategic actions, as of December 29, 2007 we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

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

NOTE 2 RETROSPECTIVE APPLICATION OF FSP APB 14-1 TO PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP 14-1”). FSP 14-1 clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”) and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP 14-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted FSP 14-1 in the first quarter 2009 and it had a material impact on our prior and current period financial statements, as presented below.

(In thousands, except per share amounts)	As Previously Reported	FSP APB 14-1 Adoption Adjustments	After Retrospective Application
For the Three Months Ended March 29, 2008:
Interest expense	$(565)	$(987)	$(1,552)
Loss from continuing operations before income taxes	(6,734)	(987)	(7,721)
Loss from continuing operations	(6,539)	(987)	(7,526)
Net loss	$(6,240)	$(987)	$(7,227)

Basic and diluted loss per share
Continuing operations	$(0.13)	$(0.01)	$(0.14)
Basic and diluted loss per share	$(0.12)	$(0.01)	$(0.13)

At December 27, 2008:
Other assets	$657	$72	$729
Total assets	144,149	72	144,221

2.875% convertible senior notes, net	16,024	(822)	15,202
Total liabilities	23,661	(822)	22,839

Capital in excess of par	336,691	26,312	363,003
Accumulated deficit	(180,315)	(25,418)	(205,733)
Total stockholders’ equity	120,488	894	121,382
Total liabilities and stockholders’ equity	$144,149	$72	$144,221

The cumulative effect of the adoption of FSP 14-1 as of December 30, 2007 (the first day of our 2008 fiscal year) was a $25.4 million increase in capital in excess of par, a $17.4 million increase in accumulated deficit, a $7.3 million net increase in the convertible note balance and a $0.7 million net increase in other assets with no effect on our net consolidated cash and cash equivalents or our cash interest payments for the period. The effect of the adoption on the three months ended March 28, 2009 was a $0.2 million increase in interest expense.

NOTE 3 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 27, 2008 has been derived from audited consolidated financial statements at that date, and has been revised to reflect the retrospective application of FSP 14-1. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission.

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation. All our wholly-owned subsidiaries are dormant or are otherwise non-operative. Our fiscal quarter ended on the last Saturday of March. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

Collaborative arrangements: We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of several of our pipeline products. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Research and development expenses: Except for advance payments, research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income (which is a reimbursement to research and development costs incurred), we record the income as an offset to the related expense.

Comprehensive income (loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments and unrealized gains (losses) on our available for sale marketable securities.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of March 28, 2009 and December 27, 2008, because of the relatively short-term maturity of these instruments. The carrying value of our Convertible Senior Notes, at March 28, 2009 and December 27, 2008 was $15.4 million and $15.2 million, respectively, compared to the approximate fair value of $15.2 million and $14.2 million, respectively, based on quoted market prices. Subsequent to quarter end through April 24, 2009, we have repurchased an additional $10.4 million of our Convertible Senior Notes; we paid $10.1 million for the notes.

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

Restricted cash: Restricted cash related to discontinued operations at both March 28, 2009 and December 27, 2008 of $10.2 million relates to cash held in escrow plus interest to support any valid indemnification claims that may be made by Biotest related to the 2007 sale of our Biologics SBU. On March 31, 2009, Biotest asserted certain indemnification claims; see Note 4 for more information regarding the Biotest claims.

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

New accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, so that users of the financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will only impact our financial statements if we are a party to a business combination.

Recently Adopted Accounting Pronouncements:

We adopted FSP 14-1 in the first quarter 2009 and it had a material impact on our prior and current period financial statements. See Note 2 for further discussion.

In June 2008, the EITF issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative pursuant to SFAS 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19. We adopted EITF 07-5 in the first quarter 2009 and it did not have a material impact on our financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We adopted EITF 07-1 in the first quarter 2009 and it did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”), as amendments to SFAS No. 157. FSP 157-1 and FSP 157-2 exclude lease transactions from the scope of SFAS No. 157 and also defer the effective date of the adoption of SFAS 157 for certain non-financial assets and non-financial liabilities. In October of 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of Financial Assets When the Market for That Asset is Not Active,” (“FSP 15-3”) as an amendment to SFAS No. 157, clarifying the application of SFAS No. 157 in a non-active market. We adopted FSP 157-1 and FSP 157-3 in the first quarter 2009 and they did not have a material impact on our financial statements, other than additional disclosure. See Note 6 for further discussion.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” (“SFAS 160”). SFAS No. 160 amends APB’s Accounting Research Bulletin No. 51 and establishes accounting and reporting standards for non-controlling interests (i.e., minority interests) in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS No. 160 in the first quarter 2009 and it did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 states that entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted SFAS 161 in the first quarter 2009 and it did not have a material impact on our financial statements.

NOTE 4 COMMITMENTS AND CONTINGENCIES

Litigation

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Medicare/Medicaid Contingencies

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $2.1 million at March 28, 2009 and December 27, 2008, which are included in the amounts recorded as accrued rebates. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices.

Biotest Claims

On March 31, 2009, we received a notice of indemnification claims from Biotest seeking indemnification for losses relating to alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 11, 2007 between us and Biotest. In the notice, Biotest estimated that its losses may total approximately $56 million under certain circumstances. Biotest seeks indemnification for losses in connection with two alleged breaches by Nabi of representations in the Asset Purchase Agreement. The first alleged breach relates to a contract we assigned to Biotest. After consultation with legal counsel, we believe that Biotest’s indemnification claims based on this alleged breach, which account for approximately $50.4 million of Biotest’s estimated losses, are without merit. The second alleged breach relates to local permits for construction of our manufacturing facility in Boca Raton, which was transferred to Biotest. To date, Biotest has not produced information substantiating this second claim, which accounts for approximately $5.6 million of Biotest’s estimate. After consultation with legal counsel, we believe that Biotest’s estimated losses based on the permit-related claim are speculative and appear to be based on claimed delays that have yet to occur. Biotest’s claims notice had the effect of preventing the April 15, 2009 scheduled release of the $10 million in cash sale proceeds that was escrowed to support our indemnification obligations. As a result of Biotest’s claims notice, release of the escrowed funds is now dependent upon resolution of those claims. We have responded to Biotest by denying any liability with respect to the claims, demanding that Biotest provide us with information related to its claims, reserving all of our available remedies and counterclaims against Biotest, and demanding that the $10 million in escrowed funds be released to us immediately. Under the Asset Purchase Agreement with Biotest our maximum liability for indemnification claims relating to breaches of representations and warranties is capped at 25% of the purchase price paid to us, or approximately $46 million. Our agreement with Biotest requires that any disputes between us will be subject to binding arbitration. To date, no arbitration proceeding has been commenced. We intend to vigorously contest and defend against Biotest’s claims and seek release of the escrowed funds in their entirety.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, with various states and with various foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of March 28, 2009 we have recorded a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate for 2009 to be 0%.

NOTE 6 FAIR VALUE DISCLOSURES

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of

SFAS 157 in 2008 and adopted the provisions of FSP 157-2 in the first quarter 2009. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

All cash and cash equivalents are recorded at fair market value at March 28, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the SFAS 157 fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

NOTE 7 TREASURY STOCK

In 2007 our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first quarter 2009 the Company purchased 127,742 shares for $411 thousand at an average cost per share of $3.22. Since the inception of the program through March 28, 2009 we have acquired a total of 10.2 million shares for a total cost of $37.3 million. Repurchased shares have been accounted for as treasury stock using the cost method.

NOTE 8 STOCK BASED COMPENSATION

Stock Options

A summary of option activity under our stock compensation plans as of March 28, 2009, and the changes during the first three months of 2009 is presented below:

Options	Number of Options
Outstanding at December 27, 2008	4,140,204
Granted	1,000
Exercised	(91,873)
Forfeited	(95,297)
Expired	(130,000)

Outstanding at March 28, 2009	3,824,034

Exercisable at March 28, 2009	3,037,231

We recognized $0.3 million and $0.7 million of expense related to stock option awards in the first quarters 2009 and 2008, respectively. We granted options to purchase 1,000 shares at an exercise price of $3.83 during the first quarter 2009, with an average fair value of $2.37. These grants become exercisable over four years in equal annual installments after the date of grant. We estimated the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We used an expected term of 4.5 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. We used a risk-free interest rate of 1.45% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used an expected volatility of 80.33%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

Restricted Stock

A summary of our restricted stock awards as of March 28, 2009 and the changes during the first quarter 2009 is presented below:

Number of Shares
Nonvested at December 27, 2008	386,627
Granted	—
Vested	(102,299)
Forfeited	(21,313)

Nonvested at March 28, 2009	263,015

We recognized $0.1 million and $0.6 million of expense related to restricted stock awards in the first quarters of 2009 and 2008, respectively. We granted no restricted shares during the first quarter 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or commercialize our products in development; defend against indemnification claims by Biotest; initiate and conduct clinical trials and studies; raise sufficient new capital resources to fully develop and commercialize our products in development; attract, retain and motivate key employees; collect further milestone and royalty payments under the PhosLo Agreement; obtain regulatory approval for our products in the U.S. or other markets; successfully contract with third party manufacturers for the manufacture and supply of NicVAX and PentaStaph; and comply with reporting and payment obligations under government rebate and pricing programs. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed with the Securities and Exchange Commission and under “Risk Factors” in this Quarterly Report. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 28, 2009 and March 29, 2008. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

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

Products in Development

NicVAX is an investigational vaccine based on patented technology. Nicotine, a non-immunogenic small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well-tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on a SPA for the pivotal Phase III clinical trials for NicVAX, which we are in a position to initiate in 2009. The SPA forms the foundation to support approval of a NDA. We are seeking a partner who will assist in further development of the vaccine including the Phase III trials and future commercialization.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from NIH. We are developing PentaStaph for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies. PentaStaph requires additional development, including preclinical testing and human studies, as well as regulatory approvals before it can be marketed. We announced two significant events in 2008 that will help advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the NIAID to conduct pre-clinical toxicology evaluations of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria. This testing which is funded by the NIAID will enable the initiation of Phase I clinical trials for these new antigens in 2009. Additionally, in December 2008, we entered into a research and development agreement with the U.S. Department of Defense to conduct a series of collaborative clinical trials for PentaStaph. The U.S. Department of Defense will be responsible for certain aspects of the trial including clinical site costs. With these agreements in place, we will be able to advance the development of PentaStaph much further and faster than we could on our own. Further clinical development of PentaStaph and its components beyond that contemplated by our collaborations with NIAID and with the U.S. Department of Defense will require additional commercialization and development partners or additional commitments from existing partners.

Strategic Initiatives

In 2006, we began strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 11, 2009. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) of $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest for $185.0 million ($10.0 million of which has been escrowed for indemnification claims asserted on or before March 31, 2009: see Note 4 of the condensed consolidated financial statements for further discussion). As a result of these strategic actions, as of December 29, 2007 we had sold all of our marketed products, moved our corporate headquarters to Rockville, Maryland and focused our efforts on developing and partnering our NicVAX and PentaStaph products.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 28, 2009 AND MARCH 29, 2008

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP 14-1”). FSP 14-1 clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”) and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP 14-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted FSP 14-1 in the first quarter 2009 and it had a material impact on our prior and current period financial statements; see Note 2 to our condensed consolidated financial statements for further discussion. We also adopted several other new accounting pronouncements in the first quarter 2009, none of which had a material impact on our condensed consolidated financial statements; see Note 3 to our condensed consolidated financial statements for further discussion.

General and administrative expenses. General and administrative expenses were $3.1 million for the first quarter of 2009 compared to $5.1 million for the first quarter of 2008. The decrease of $2.0 million reflects our continued efforts to reduce overall infrastructure costs, principally including legal and accounting costs. We expect our full-year 2009 general and administrative expenses to be comparable to or slightly below 2008 levels.

Research and development expenses. Research and development expenses were $3.8 million for the first quarter of 2009 compared to $3.2 million for the first quarter of 2008. Research and development increased approximately $0.6 million in 2009 as a result of an increase in focus on our current product candidates. Our research and development costs will increase significantly during the rest of 2009 if we initiate our Phase III NicVAX trials, which we are in a position to initiate this year. We are currently seeking a strategic partner for NicVAX. If we are successful in obtaining a partner for these trials, any payments received from the partner will offset these costs.

Interest income. Interest income was $0.2 million and $2.0 million for the first quarters of 2009 and 2008, respectively. Interest income in the first quarter 2008 related to interest earnings on investments of our cash which averaged over $200 million for the quarter. During 2008, we repurchased some of our outstanding common shares and convertible senior notes, resulting in a significantly lower average balance of our outstanding investments during the first quarter 2009. The prevailing interest rates in money market funds were also lower in the first quarter of 2009 as compared to the first quarter of 2008.

Interest expense. Interest expense was $0.4 million and $1.6 million for the first quarters of 2009 and 2008, respectively. The decrease in interest expense reflects the impact of the repurchase of over $57 million of our Convertible Senior Notes in 2008.

Income taxes. During 2009 and consistent with 2008, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for both years is approximately 0%. Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $195 thousand in the first quarter of 2008 offset in total by an identical income tax provision from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 28, 2009 totaled $123.3 million as compared to $130.3 million at December 27, 2008. This decline is primarily the result of our net cash flows used in operations along with the payments of approximately $0.7 million for the repurchases of shares of our common stock. At March 28, 2009, we had restricted cash of $10.2 million related to discontinued operations that is held in escrow subject to valid indemnification claims by Biotest related to the sale of our Biologics SBU; in the first quarter 2009 Biotest asserted indemnification claims against us (see Note 4 of the condensed consolidated financial statements for further discussion).

Cash used in operating activities from continuing operations for the three months ended March 28, 2009 was $6.5 million, compared to $5.3 million for the three months ended March 29, 2008. The increase in cash used was primarily associated with the continued development of our current products. Cash provided by investing activities from continuing operations for the three months ended March 28, 2009 was $14.7 million, consisting largely of net proceeds from the sales and maturities of our marketable securities.

In 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first quarter of 2009, we acquired a total of 127,742 shares for a total cost of $0.4 million under the program. As purchases of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2008 which were settled in the first quarter of 2009 increased the cash used to purchase treasury shares in the first quarter by $0.3 million to $0.7 million as reported in the Condensed Consolidated Statement of Cash Flows. At March 28, 2009, $27.7 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method.

In 2005, we issued $112.4 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, the Securities Act. Net cash proceeds from the offering totaled $108.7 million. In 2007 we repurchased $38.8 million of our Convertible Senior Notes and in 2008 we repurchased an additional $57.3 million of our Convertible Senior Notes. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a change in control as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions. Subsequent to quarter end through April 24, 2009, we have repurchased an additional $10.4 million of our Convertible Senior Notes; we paid $10.1 million for the notes.

We believe cash, cash equivalents and marketable securities on hand at March 28, 2009 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES

Note 3 to our condensed consolidated financial statements includes a discussion of our significant accounting policies. We believe that the following policies and estimates are critical because they involve significant judgments, assumptions and estimates. We have discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below relating to those policies and estimates:

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

Research and development expenses: Except for advance payments, research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses, (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income (which is a reimbursement to research and development costs incurred), we record the income as an offset to the related expense.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, so that users of the financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will only impact our financial statements if we are a party to a business combination.

Item 4.	Controls and Procedures

Our Chief Executive Officer currently serves as acting Chief Financial Officer and we rely on external financial consultants to provide the majority of our internal accounting functions.

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer and Chief Accounting Officer, has concluded that as of March 28, 2009, the Company’s disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2009, we received a notice of indemnification claims from Biotest seeking indemnification for losses relating to alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 22, 2007 between us and Biotest. In the notice, Biotest estimated that its losses may total approximately $56 million under certain circumstances. Biotest seeks indemnification for losses in connection with two alleged breaches by Nabi of representations in the Asset Purchase Agreement. The first alleged breach relates to a contract we assigned to Biotest. After consultation with legal counsel, we believe that Biotest’s indemnification claims based on this alleged breach, which account for approximately $50.4 million of Biotest’s estimated losses, are without merit. The second alleged breach relates to local permits for construction of our manufacturing facility in Boca Raton, which was transferred to Biotest. To date, Biotest has not produced information substantiating this second claim, which accounts for approximately $5.6 million of Biotest’s estimate. After consultation with legal counsel, we believe that Biotest’s estimated losses based on the permit-related claim are speculative and appear to be based on claimed delays that have yet to occur. Biotest’s claims notice has the effect of preventing the April 15, 2009 scheduled release of the $10 million in cash sale proceeds that was escrowed to support our indemnification obligations. As a result of Biotest’s claims notice, release of the escrow funds is now dependent upon resolution of those claims. We have responded to Biotest by denying any liability with respect to the claims, demanding that Biotest provide us with information related to its claims, reserving all of our available remedies, and demanding that the $10 million in escrowed funds be released to us immediately. Under the Asset Purchase Agreement with Biotest our maximum liability for indemnification claims relating to breaches of representations and warranties is capped at 25% of the purchase price paid to us, or approximately $46 million. Our agreement with Biotest requires that any disputes between us will be subject to binding arbitration. To date, no arbitration proceeding has been commenced. We intend to vigorously contest and defend against Biotest claims and seek release of the escrowed funds in their entirety.

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

The following risk factor titled “Under the Biologics strategic business unit asset purchase agreement, we will have continuing obligations to indemnify Biotest, and may be subject to other liabilities” appearing in our Annual Report on Form 10-K for the year ended December 27, 2008 has changed materially and is updated as follows:

We have continuing obligations to indemnify Biotest under the Biologics strategic business unit asset purchase agreement which could adversely affect our business.

In connection with the sale of our Biologics SBU and certain corporate shared services assets to Biotest, we agreed to indemnify Biotest for a number of specified matters including for losses in connection with the breach of our representations, warranties and covenants contained in the asset purchase agreement. Under the Asset Purchase Agreement with Biotest, our maximum liability for indemnification claims for breaches of representations and warranties is capped at 25% of the purchase price paid to us, or approximately $46 million. In addition, $10.0 million of the total cash consideration from the sale was deposited into an escrow account to secure our indemnification obligations to Biotest following the closing. The escrow was scheduled to be released to Nabi on April 15, 2009, subject to any pending indemnification claims.

On March 31, 2009, we received a claim notice from Biotest seeking indemnification for losses estimated by Biotest to be approximately $56 million in connection with our alleged breach of representations and warranties under the terms of the Asset Purchase Agreement with Biotest. We have denied Biotest’s claims. Biotest alleges that we breached representations and warranties in the agreement relating to an assigned contract and local permitting on the construction of our manufacturing facility in Boca Raton, Florida. Pending resolution of these claims, the $10 million in escrowed proceeds will continue to be held in escrow.

If Biotest is successful in prevailing on some or all of its indemnification claims, this could have a material adverse effect on our financial position and continuing business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities in the First Quarter of 2009. The following table presents our stock repurchase program during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 (December 28, 2008 through January 31, 2009)	127,742	$3.22	127,742	$27.7 million
Month #2 (February 1, 2009 through February 28, 2009)	—	—	—	—
Month #3 (March 1, 2009 through March 28, 2009)	—	—	—	—

Total	127,742	$3.22	127,742	$27.7 million

Item 6.	Exhibits

10.1	Employment Agreement between Nabi Biopharmaceuticals and Matthew Kalnik, Ph.D. dated as of March 17, 2009

10.2	Change of Control Severance Agreement between Nabi Biopharmaceuticals and Matthew Kalnik, Ph.D. dated as of March 17, 2009

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 6, 2009	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement between Nabi Biopharmaceuticals and Matthew Kalnik, Ph.D. dated as of March 17, 2009

10.2	Change of Control Severance Agreement between Nabi Biopharmaceuticals and Matthew Kalnik, Ph.D. dated as of March 17, 2009

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification