Form 10-Q
period 2009-06-27
NABI  BIOPHARMACEUTICALS
filed 2009-08-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at August 3, 2009 was 50,761,150 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 27, 2009	December 27, 2008 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$107,658	$106,438
Marketable securities	1,034	23,900
Prepaid expenses and other current assets	2,121	1,430
Assets of discontinued operations (including restricted cash)	5,888	10,409

Total current assets	116,701	142,177
Property and equipment, net	1,083	1,315
Other assets	383	730

Total assets	$118,167	$144,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,333	$1,226
Accrued expenses and other current liabilities	1,555	3,030
Current liabilities of discontinued operations	3,350	3,381

Total current liabilities	6,238	7,637
2.875% convertible senior notes, net	5,775	15,202

Total liabilities	12,013	22,839
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,271	6,239
Capital in excess of par value	363,759	363,001
Treasury stock	(45,321)	(42,187)
Other comprehensive income (loss)	(2)	60
Accumulated deficit	(218,553)	(205,730)

Total stockholders’ equity	106,154	121,383

Total liabilities and stockholders’ equity	$118,167	$144,222

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2009	June 28, 2008 (as adjusted)	June 27, 2009	June 28, 2008 (as adjusted)
Operating expenses:
General and administrative expenses	$2,355	$2,927	$5,445	$8,060
Research and development expenses	3,440	3,344	7,206	6,549

Operating loss	(5,795)	(6,271)	(12,651)	(14,609)
Interest income	83	1,217	270	3,255
Interest expense	(136)	(1,118)	(497)	(2,670)
Other income (expense), net	40	(853)	24	(722)

Loss from continuing operations before income taxes	(5,808)	(7,025)	(12,854)	(14,746)
Benefit from income taxes	—	1,300	—	1,495

Loss from continuing operations	(5,808)	(5,725)	(12,854)	(13,251)
Discontinued operations:
Income from discontinued operations, net of tax provision	—	1,996	—	2,295

Income from discontinued operations	—	1,996	—	2,295

Net loss	$(5,808)	$(3,729)	$(12,854)	$(10,956)

Basic and diluted (loss) income per share:
Continuing operations	$(0.11)	$(0.11)	$(0.25)	$(0.25)
Discontinued operations	0.00	0.04	0.00	0.04

Basic and diluted (loss) income per share	$(0.11)	$(0.07)	$(0.25)	$(0.21)

Basic and diluted weighted average shares outstanding	50,974	51,498	51,094	52,235

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 27, 2009	June 28, 2008 (as adjusted)
Cash flow from operating activities:
Loss from continuing operations	$(12,854)	$(13,251)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	255	291
Non-cash intra-period tax allocation	—	(1,495)
Accretion of discount on convertible senior notes	306	1,555
Non-cash compensation	904	1,943
Other	6	945
Changes in assets and liabilities:
Prepaid expenses and other assets	(426)	747
Accounts payable, accrued expenses and other	(1,035)	(3,822)

Total adjustments	10	164

Net cash used in operating activities from continuing operations	(12,844)	(13,087)
Net cash provided by (used in) operating activities from discontinued operations	4,488	(517)

Net cash used in operating activities	(8,356)	(13,604)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities, net	22,836	1,600
Capital expenditures	—	(20)
Other	—	91

Net cash provided by investing activities from continuing operations	22,836	1,671
Net cash provided by investing activities from discontinued operations	—	2,500

Net cash provided by investing activities	22,836	4,171

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	297	54
Purchase of common stock for treasury	(3,466)	(18,658)
Other financing activities	(10,091)	(28,996)

Net cash used in financing activities from continuing operations	(13,260)	(47,600)
Net cash used in financing activities from discontinued operations	—	(23)

Net cash used in financing activities	(13,260)	(47,623)

Net increase (decrease) in cash and cash equivalents	1,220	(57,056)
Cash and cash equivalents at beginning of period	106,438	217,606

Cash and cash equivalents at end of period	$107,658	$160,550

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of products that address unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious medical conditions in these areas. Our products in development are NicVAX ® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse, and PentaStaph™ [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus. We were incorporated in Delaware in 1969 and our operations are located in Rockville, Maryland.

Products in Development

NicVAX is an investigational vaccine based on patented technology. Nicotine, a non-immunogenic small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well-tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA, on a Special Protocol Assessment, or SPA, for the pivotal Phase III clinical trials for NicVAX, which we are in a position to initiate in 2009. The SPA forms the foundation to support approval of a New Drug Application, or NDA. In June 2009, we received scientific advice on NicVAX from the European Medicines Agency, or EMEA, regarding the requirements for marketing authorization submission relating to the appropriate design of the Phase III clinical studies and safety data. This advice confirms and supports our current Phase III design that was agreed to in the SPA. We are seeking a partner who will assist in further development of the vaccine including the Phase III trials and future commercialization.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from the National Institute of Health, or NIH. We are developing PentaStaph for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies. PentaStaph requires additional development, including preclinical testing and human studies, as well as regulatory approvals before it can be marketed. We announced two significant events in 2008 that will help advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the National Institute of Allergy and Infectious Diseases, or NIAID, to conduct pre-clinical toxicology evaluations of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria. This testing, which is funded by the NIAID, will enable the initiation of Phase I clinical trials for these new antigens in 2009. Additionally, in December 2008, we entered into a research and development agreement with the U.S. Department of Defense to conduct a series of collaborative clinical trials for PentaStaph. The U.S. Department of Defense will be responsible for certain aspects of the trial including the clinical site costs. With these agreements in place, we will be able to advance the development of PentaStaph much further and faster than we could on our own. Further clinical development of PentaStaph and its components beyond that contemplated by our collaborations with NIAID and with the U.S. Department of Defense will require additional commercialization and development partners or additional commitments from existing partners.

Strategic Initiatives

In 2006, we began to explore strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestone payments as of June 27, 2009. We can also receive royalties and additional milestone payments of up to $72.5 million. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million ($5.7 million of which remains escrowed for indemnification claims - see Note 4 for further discussion). As a result of these strategic actions, we sold all of our marketed products and are focusing our efforts on developing and partnering our NicVAX and PentaStaph products.

We are continuing with our life science strategic advisors to explore the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

NOTE 2 RETROSPECTIVE APPLICATION OF FSP APB 14-1 TO PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”) and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted FSP APB 14-1 in the first quarter 2009. The cumulative effect of the adoption as of December 30, 2007 (the first day of our 2008 fiscal year) was a $25.4 million increase in capital in excess of par, a $17.4 million increase in accumulated deficit, a $7.3 million net increase in the convertible note balance and a $0.7 million net increase in other assets with no effect on our net consolidated cash and cash equivalents or our cash interest payments for the period. The effect of the adoption on the three- and six-month periods ended June 27, 2009 was a $0.1 million and $0.3 million increase in interest expense, respectively.

NOTE 3 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 27, 2008 has been derived from audited consolidated financial statements at that date, and has been revised to reflect the retrospective application of FSP APB 14-1. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission.

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation. All of our wholly-owned subsidiaries are dormant or are otherwise non-operative. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. For the periods presented in the accompanying Consolidated Statements of Operations, diluted income (loss) per share is calculated similarly because the impact of all potentially dilutive securities is anti-dilutive due to our net loss from continuing operations for each period. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing our net income (loss) by the weighted average number of shares outstanding and the impact of all potentially dilutive securities, consisting primarily of stock options, restricted stock grants and the common shares underlying our Convertible Senior Notes.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, and accounts payable approximated fair value as of June 27, 2009 and December 27, 2008, because of the relatively short-term maturity of these instruments. The carrying value of our Convertible Senior Notes, at June 27, 2009 and December 27, 2008 was $5.8 million and $15.2 million, respectively, compared to the approximate fair value of $5.7 million and $14.2 million, respectively, based on quoted market prices.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in highly liquid securities with original maturities of three months or less. Marketable securities consist of investment grade government agency and corporate debt securities due within one year. Marketable securities are classified as available-for-sale and recorded at market value. Unrealized gains and losses are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three and six months ended June 27, 2009. We have investment policies and procedures that are reviewed periodically to minimize credit risk.

Restricted cash: Restricted cash related to discontinued operations at June 27, 2009 and December 27, 2008 of $5.7 million and $10.2 million, respectively, relates to cash held in escrow plus interest to support any valid indemnification claims that may be made by Biotest related to the 2007 sale of our Biologics SBU. On March 31, 2009, Biotest asserted certain indemnification claims; see Note 4 for more information regarding the Biotest claims.

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

Income taxes: We follow SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We consider discontinued operations for purposes of determining the amount of tax benefits that result from a loss from continuing operations.

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

Medicare/Medicaid Contingencies

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $2.1 million at June 27, 2009 and December 27, 2008, which are included in the amounts recorded as accrued rebates. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices.

Biotest Claim

On March 31, 2009, Biotest made two claims against us seeking indemnification for possible losses totaling $56 million relating to alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 11, 2007 between us and Biotest. The claims had the effect of delaying the release of $10 million of escrowed purchase price (plus interest) that was scheduled to be released in April 2009. We responded to Biotest by strongly denying any liability with respect to the claims, demanding that Biotest provide us with information related to its claims, reserving all of our available remedies and counterclaims against Biotest, and demanding that the $10 million (plus interest) in escrowed funds be released to us immediately. In May, Biotest withdrew its largest claim for possible losses of up to $50.4 million relating to a contract that we assigned to Biotest and authorized the release to us of $4.5 million of escrowed funds (including interest). Biotest’s remaining indemnification claim for possible losses of up to $5.7 million relating to local permitting on the construction of our manufacturing facility in Boca Raton, Florida that we transferred to Biotest remains pending. We are vigorously opposing the claim and seeking release of the remaining $5.7 million in escrowed funds.

Under the Asset Purchase Agreement with Biotest, resolution of the remaining claim would be subject to binding arbitration. To date, no arbitration proceeding has been commenced.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, with various states and with various foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of June 27, 2009 we have recorded a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate for 2009 to be 0%.

NOTE 6 FAIR VALUE DISCLOSURES

SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, expands disclosures about fair value measurements, and establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

All cash, cash equivalents and marketable securities are recorded at fair market value at June 27, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the SFAS 157 fair value hierarchy. The fair market values are based on quoted market prices as provided in period-end statements supplied by the various banks and brokers that held the Company’s investments.

NOTE 7 TREASURY STOCK AND CONVERTIBLE SENIOR NOTES

In 2007 our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first six months of 2009 the Company purchased 1,064,997 shares for $3.1 million at an average cost per share of $2.94. Since the inception of the program through June 27, 2009 we have acquired a total of 11,141,074 shares for a total cost of $40.0 million. Repurchased shares have been accounted for as treasury stock using the cost method.

In the second quarter of 2009, we repurchased $10.4 million face value of our Convertible Senior Notes for $10.2 million in cash (which included approximately $0.1 million of accrued interest). The repurchase resulted in the reversal of approximately $0.7 million of deferred issuance costs and original issue discount and $0.4 million of capital in excess of par value related to the equity component of the embedded conversion option. Since the inception of the program, we have repurchased a total of $106.4 million of our notes at a total cost of $95.8 million including accrued interest. At June 27, 2009, we have approximately $6.1 million face value of our Convertible Senior Notes outstanding.

NOTE 8 STOCK BASED COMPENSATION

Stock Options

A summary of option activity under our stock compensation plans as of June 27, 2009, and the changes during the first six months of 2009 is presented below:

Outstanding at December 27, 2008	4,140,204
Granted	751,941
Exercised	(91,877)
Forfeited	(95,297)
Expired	(1,082,034)

Outstanding at June 27, 2009	3,622,937

Exercisable at June 27, 2009	2,271,473

We recognized $0.3 million and $0.6 million of expense related to stock option awards in the three- and six-month periods ended June 27, 2009, respectively, and $0.4 million and $1.0 million in the three- and six-month periods ended June 28, 2008, respectively. We granted options to purchase 751,941 shares at an exercise price of $3.52 during the first six months of 2009, with an average fair value of $2.25. These grants become exercisable over four years in equal annual installments after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We used an expected term of 4.5 – 6.29 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. We used a risk-free interest rate of 1.65% - 2.96% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used an expected volatility of 74.94% - 82.32%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

Restricted Stock

A summary of our restricted stock awards as of June 27, 2009 and the changes during the first six months of 2009 is presented below:

Nonvested at December 27, 2008	386,627
Granted	207,415
Vested	(147,708)
Forfeited	(21,313)

Nonvested at June 27, 2009	425,021

We recognized $0.2 million and $0.3 million of expense related to restricted stock awards in the three- and six- month period ended June 27, 2009, respectively, and $0.2 million and $0.9 million in the three- and six- month periods ended June 28, 2008, respectively. During the first half of 2009, we granted 207,415 restricted shares with a calculated average fair value of $3.78, which vest over four years in equal installments after the date of the grant.

NOTE 9 SUBSEQUENT EVENTS

On August 5, 2009, we entered into an asset purchase agreement for the sale of PentaStaph and related assets to GlaxoSmithKline PLC. Pursuant to the terms of the agreement and subject to customary closing conditions, the Company has agreed to sell all the assets, including all intellectual property and related rights, to its PentaStaph pipeline product in exchange for total cash consideration of up to $46 million. Under the terms of the agreement, Nabi will receive an initial cash payment of $20 million when the transaction closes plus an additional $26 million contingent upon four milestone accomplishments.

Management performed an evaluation of Company activity through August 6, 2009, the date the unaudited, condensed and consolidated financial statements were available to be issued. Management concluded that, other than the event described above, there are no significant subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully close the sale of PentaStaph and complete the PentaStaph sale milestones; successfully partner with third parties to fund, develop, manufacture and/or commercialize our products in development; defend against indemnification claims by Biotest; initiate and conduct clinical trials and studies; raise sufficient new capital resources to fully develop and commercialize our products in development; attract, retain and motivate key employees; collect further milestone and royalty payments under the PhosLo Agreement; obtain regulatory approval for our products in the U.S. or other markets; successfully contract with third party manufacturers for the manufacture and supply of NicVAX and PentaStaph; and comply with reporting and payment obligations under government rebate and pricing programs. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed with the Securities and Exchange Commission and under “Risk Factors” in this Quarterly Report. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended June 27, 2009 and June 28, 2008. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

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

Products in Development

NicVAX is an investigational vaccine based on patented technology. Nicotine, a non-immunogenic small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well-tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on a SPA for the pivotal Phase III clinical trials for NicVAX, which we are in a position to initiate in 2009. The SPA forms the foundation to support approval of a NDA. In June 2009, we received scientific advice on NicVAX from the EMEA regarding the requirements for marketing authorization submission relating to the appropriate design of the Phase III clinical studies and safety data. This advice confirms and supports our current Phase III design that was agreed to in the SPA. We are seeking a partner who will assist in further development of the vaccine including the Phase III trials and future commercialization.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from NIH. We are developing PentaStaph for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies. PentaStaph requires additional development, including preclinical testing and human studies, as well as regulatory approvals before it can be marketed. We announced two significant events in 2008 that will help advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the NIAID to conduct pre-clinical toxicology evaluations of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria. This testing, which is funded by the NIAID, will enable the initiation of Phase I clinical trials for these new antigens in 2009. Additionally, in December 2008, we entered into a research and development agreement with the U.S. Department of Defense to conduct a series of collaborative clinical trials for PentaStaph. The U.S. Department of Defense will be responsible for certain aspects of the trial including clinical site costs. With these agreements in place, we will be able to advance the development of PentaStaph much further and faster than we could on our own. Further clinical development of PentaStaph and its components beyond that contemplated by our collaborations with NIAID and with the U.S. Department of Defense will require additional commercialization and development partners or additional commitments from existing partners.

Strategic Initiatives

In 2006, we began to explore strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestone payments as of June 27, 2009. We can also receive royalties and additional milestone payments up to $72.5 million. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million ($5.7 million of which remains escrowed for indemnification claims - see Note 4 for further discussion). As a result of these strategic actions, we sold all of our marketed products and are focusing our efforts on developing and partnering our NicVAX and PentaStaph products.

We are continuing with our life science strategic advisors to explore the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or development arrangements, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

Recent Events

On August 5, 2009, we entered into an asset purchase agreement for the sale of PentaStaph and related assets to GlaxoSmithKline PLC. Pursuant to the terms of the agreement and subject to customary closing conditions, the Company has agreed to sell all the assets, including all intellectual property and related rights, to its PentaStaph pipeline product in exchange for total cash consideration of up to $46 million. Under the terms of the agreement, Nabi will receive an initial cash payment of $20 million when the transaction closes plus an additional $26 million contingent upon four milestone accomplishments.

RESULTS OF OPERATIONS

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”) and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted FSP APB 14-1 in the first quarter 2009; see Note 2 to our condensed consolidated financial statements for further discussion. We also adopted several other new accounting pronouncements in the first quarter 2009, none of which had a material impact on our condensed consolidated financial statements.

FOR THE THREE MONTHS ENDED JUNE 27, 2009 AND JUNE 28, 2008

General and administrative expenses. General and administrative expenses were $2.4 million for the second quarter of 2009 compared to $2.9 million for the second quarter of 2008. The decrease of $0.5 million reflects our continued efforts to reduce overall infrastructure costs, principally including legal and accounting costs, along with a reduction in stock based compensation expense. We expect our full-year 2009 general and administrative expenses to continue to be below 2008 levels.

Research and development expenses. Research and development expenses were $3.4 million for the second quarter of 2009 compared to $3.3 million for the second quarter of 2008. Research and development increased approximately $0.1 million in 2009 as a result of increased efforts to prepare for our planned Phase III NicVAX trial including manufacturing-related activities. Our research and development costs will increase significantly during the rest of 2009 if we initiate our Phase III NicVAX trials, which we are in a position to do. We are currently seeking a strategic partner for NicVAX. If we are successful in securing a partner for these trials, any payments received from the partner will offset these costs.

Interest income. Interest income was $0.1 million and $1.2 million for the second quarters of 2009 and 2008, respectively. Interest earned on our cash and investments was lower in the second quarter 2009 as compared to the second quarter 2008 due to lower average cash balances and lower interest rates in general. We expect our interest earnings to decline over the remainder of the year as a result of the reduction in our cash position as we use cash in operations, as well as a general reduction in interest rates.

Interest expense. Interest expense was $0.1 million and $1.1 million for the second quarters of 2009 and 2008, respectively. The decrease in interest expense reflects the impact of the repurchase of over $57 million of our Convertible Senior Notes in 2008 and $10 million in the second quarter of 2009.

Other income (expenses), net. We adopted new accounting guidelines for our Convertible Senior Notes in the first quarter of 2009, and retrospectively applied the new guidelines to 2008 and prior periods. The new accounting guidelines require that we apportion any gains and losses resulting from the repurchase of our Convertible Senior Notes between equity (for the conversion option) and current period income (loss) (for the liability). In the second quarter of 2008 we repurchased $31.6 million face value of our Convertible Senior Notes at a total discount of $2.7 million; $0.2 million of this discount was reflected as a direct increase in equity and $0.9 million was reflected as an increase in other expenses. In the second quarter of 2009, we repurchased $10.4 million face value of our Convertible Senior Notes at a total discount of $0.3 million; $0.4 million of the discount was reflected as a direct increase in equity with no impact to other expenses.

Income from Discontinued Operations (net of taxes). We had no income from discontinued operations in the second quarter of 2009. By contrast, in the second quarter of 2008, we received $2.5 million from Fresenius related to the 2006 sale of our PhosLo product and recorded a net reduction in liabilities from discontinued operations of approximately $0.8 million, along with a tax provision of approximately $1.3 million.

Income taxes. During 2009, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for 2009 is 0%. In 2008, we recorded a tax benefit from continuing operations of approximately $1.3 million as a result of intra-period tax allocation.

FOR THE SIX MONTHS ENDED JUNE 27, 2009 AND JUNE 28, 2008

General and administrative expenses. General and administrative expenses were $5.4 million for the first six months of 2009 compared to $8.1 million for the comparable 2008 period. The decrease of $2.7 million reflects the reduced scale of our operations following the sale of our Biologics SBU, our continued efforts to reduce overall infrastructure costs, as well as a reduction in stock-based compensation expense.

Research and development expenses. Research and development expenses were $7.2 million for the first six months of 2009 compared to $6.5 million for the comparable 2008 period. The increase of $0.7 million is primarily due to an increase in activities as we prepare for the planned Phase III NicVAX studies, including manufacturing-related activities. Our research and development costs will increase significantly during the rest of 2009 if we initiate our Phase III NicVAX trials, which we are in a position to initiate this year. We are currently seeking a strategic partner for NicVAX. If we are successful in obtaining a partner for these trials, any payments received from the partner will offset these costs.

Interest income. Interest income was $0.3 million and $3.3 million for the first six months of 2009 and 2008, respectively. Interest earned on our cash and investments was lower in 2009 as compared to 2008 due to lower average cash balances and lower prevailing interest rates on our investments. We expect our interest earnings to continue at a lower level over the remainder of the year as a result of cash used in operations.

Interest expense. Interest expense was $0.5 million and $2.7 million for the first six months of 2009 and 2008, respectively. The decrease in interest expense reflects the impact of the repurchase of over $57 million of our Convertible Senior Notes in 2008 and $10 million in the second quarter of 2009.

Other income (expenses), net. We adopted new accounting guidelines for our Convertible Senior Notes in the first quarter of 2009, and retrospectively applied the new guidelines to 2008 and prior periods. The new accounting guidelines require that we apportion any gains and losses resulting from the repurchase of our Convertible Senior Notes between equity (for the conversion option) and current period income (loss) (for the liability). In the first half of 2008 we repurchased $31.6 million face value of our Convertible Senior Notes at a total discount of $2.7 million; $0.2 million of this discount was reflected as a direct increase in equity and $0.9 million was reflected as an increase in other expenses. In the first half of 2009, we repurchased $10.4 million face value of our Convertible Senior Notes at a total discount of $0.3 million; $0.4 million of the discount was reflected as a direct increase in equity with no impact to other expenses.

Income from Discontinued Operations (net of taxes). In the first half of 2008, we received $2.5 million from Fresenius related to the 2006 sale of our PhosLo product and recorded a net reduction in liabilities from discontinued operations of approximately $1.3 million, along with a tax provision of approximately $1.5 million. We had no income from discontinued operations in the first half of 2009.

Income taxes. During 2009, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for 2009 is 0%. In 2008, we recorded a tax benefit from continuing operations of approximately $1.5 million as a result of intra-period tax allocation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 27, 2009 totaled $108.7 million compared to $130.3 million at December 27, 2008. This decline is primarily the result of our net cash used in operations along with the payments of approximately $10.1 million for the repurchase of our Convertible Senior Notes, approximately $3.5 million for the repurchases of shares of our common stock and the release of $4.5 million of restricted cash related to the sale of our Biologics SBU to Biotest. At June 27, 2009, we had remaining restricted cash of $5.7 million that is held in escrow subject to valid indemnification claims by Biotest. In the first quarter 2009 Biotest asserted indemnification claims against us (see Note 4 of the condensed consolidated financial statements for further discussion).

Cash used in operating activities from continuing operations for the six months ended June 27, 2009 was $12.9 million, compared to $13.1 million for the six months ended June 28, 2008. The decrease in cash used was primarily associated with the reduction of our general and administrative expenses in 2009 offset in part by higher research and development expenses and lower payable balances. Cash provided by investing activities from continuing operations for the six months ended June 27, 2009 was $22.8 million, consisting largely of proceeds from the maturities of our marketable securities.

In 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first half of 2009, we acquired a total of 1,064,997 shares for a total cost of $3.1 million under the program. In addition, as purchases of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2008 which were settled in the first quarter of 2009 increased the cash used to purchase treasury shares in the first quarter by $0.4 million to $3.5 million as reported in the Condensed Consolidated Statement of Cash Flows.

In 2005, we issued $112.4 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, the Securities Act. Net cash proceeds from the offering totaled $108.7 million. In 2007 we repurchased $38.8 million of our Convertible Senior Notes and in 2008 we repurchased an additional $57.3 million of our Convertible Senior Notes. In 2009 we repurchased an additional $10.4 million of our Convertible Senior Notes and we paid $10.1 million for the notes. At June 27, 2009, we have approximately $6.1 million face value of our Convertible Senior Notes outstanding. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a change in control as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions.

We believe cash, cash equivalents and marketable securities on hand at June 27, 2009 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer and Chief Accounting Officer, has concluded that as of June 27, 2009, the Company’s disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 31, 2009, Biotest made two claims against us seeking indemnification for possible losses relating to alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 11, 2007 between us and Biotest. The claims had the effect of delaying the release of $10 million of escrowed purchase price (plus interest) that was scheduled to be released in April 2009. We responded to Biotest by strongly denying any liability with respect to the claims, demanding that Biotest provide us with information related to its claims, reserving all of our available remedies and counterclaims against Biotest, and demanding that the $10 million (plus interest) in escrowed funds be released to us immediately. In May, Biotest withdrew its largest claim for possible losses of up to $50.4 million relating to a contract that we assigned to Biotest and authorized the release to us of $4.5 million of the escrowed funds (including interest). Biotest’s indemnification claim for possible losses of up to $5.7 million relating to local permitting on the construction of our manufacturing facility in Boca Raton, Florida, which we transferred to Biotest, remains pending.

We are vigorously opposing the claim and seeking release of the remaining $5.7 million in escrowed funds. Under the Asset Purchase Agreement with Biotest resolution of the remaining claim would be subject to binding arbitration. To date, no arbitration proceeding has been commenced.

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

The following risk factor titled “Under the Biologics strategic business unit asset purchase agreement, we will have continuing obligations to indemnify Biotest, and may be subject to other liabilities” appearing in our Annual Report on Form 10-K for the year ended December 27, 2008, as amended by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, has changed materially and is updated as follows:

We have continuing obligations to indemnify Biotest under the Biologics strategic business unit asset purchase agreement that could result in the loss of escrowed proceeds or payments by us to Biotest.

In connection with the sale of our Biologics SBU and certain corporate shared services assets to Biotest, we agreed to indemnify Biotest for a number of specified matters including for losses in connection with the breach of our representations, warranties and covenants contained in the asset purchase agreement. In addition, $10.0 million of the total cash consideration from the sale was deposited into an escrow account to secure our indemnification obligations to Biotest following the closing. All but $5.7 million of the escrow has been released to us.

Biotest has asserted a claim for indemnification which remains pending for losses estimated by Biotest to be up to $5.7 million in connection with our alleged breach of representations and warranties under the terms of the asset purchase agreement with Biotest relating to local permitting on the construction of our manufacturing facility in Boca Raton, Florida that we transferred to Biotest. We have denied and are vigorously defending against Biotest’s claims. Pending resolution of these claims, the $5.7 million in escrowed proceeds will continue to be held in escrow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities in the Second Quarter of 2009. The following table presents our stock repurchase program during the quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 (March 29, 2009 through May 2, 2009)	—	$—	—	$—
Month #2 (May 3, 2009 through May 30, 2009)	647,423	2.81	647,423	25.9 million
Month #3 (May 31, 2009 through June 27, 2009)	289,832	3.12	289,832	25.0 million

Total	937,255	$2.91	937,255	$25.0 million

Item 4.	Submission of Matters to a vote of Security Holders

The following matters were voted on at our annual stockholders’ meeting, which was held on May 22, 2009.

A.	The election to the Board of Directors of the following nominees:

Name of Director Nominee	For	Withheld
Jason M. Aryeh	30,124,777	18,457,078
David L. Castaldi	27,123,716	21,458,139
Geoffrey F. Cox, Ph.D.	30,408,627	18,173,228
Peter B. Davis	30,361,916	18,219,939
Raafat E.F. Fahim, Ph.D.	30,278,516	18,303,339
Richard A. Harvey, Jr.	30,233,444	18,348,411
Linda Jenckes	26,889,993	21,691,862
Timothy P. Lynch	30,349,867	18,231,988
Stephen G. Sudovar	26,542,029	22,039,826

B.	The ratification of the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for the 2009 fiscal year.

For	Against
47,934,709	376,886

Item 5.	Other Information

On July 31, 2009, the Company amended the Rights Agreement dated August 1, 1997 between the Company and American Stock Transfer & Trust Company, or the Rights Agreement, to extend the expiration date by one year. The rights issued under the Rights Agreement, as amended, will now expire on the final expiration date of August 1, 2010.

Item 6.	Exhibits

4	Fifth Amendment to Rights Agreement by Nabi Biopharmaceuticals and American Stock Transfer & Trust Company dated July 31, 2009.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 6, 2009	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
4	Fifth Amendment to Rights Agreement by Nabi Biopharmaceuticals and American Stock Transfer & Trust Company dated July 31, 2009.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification