Form 10-Q
period 2009-09-26
NABI  BIOPHARMACEUTICALS
filed 2009-11-05
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at October 30, 2009 was 50,761,150 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 26, 2009	December 27, 2008 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$28,148	$106,438
Marketable securities	75,145	23,900
Prepaid expenses and other current assets	1,863	1,430
Assets of discontinued operations (including restricted cash)	5,677	10,409

Total current assets	110,833	142,177

Property and equipment, net	966	1,315
Other assets	376	730

Total assets	$112,175	$144,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,505	$1,226
Accrued expenses and other current liabilities	2,164	3,030
Current liabilities of discontinued operations	3,016	3,381

Total current liabilities	6,685	7,637

2.875% convertible senior notes, net	5,862	15,202

Total liabilities	12,547	22,839
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,271	6,239
Capital in excess of par value	364,201	363,001
Treasury stock	(45,321)	(42,187)
Other comprehensive income	12	60
Accumulated deficit	(225,535)	(205,730)

Total stockholders’ equity	99,628	121,383

Total liabilities and stockholders’ equity	$112,175	$144,222

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2009	September 27, 2008 (as adjusted)	September 26, 2009	September 27, 2008 (as adjusted)
Operating expenses:
General and administrative expenses	$2,351	$2,086	$7,796	$10,146
Research and development expenses	4,651	3,356	11,857	9,905

Operating loss	(7,002)	(5,442)	(19,653)	(20,051)
Interest income	50	831	320	4,086
Interest expense	(139)	(799)	(636)	(3,502)
Other income (expense), net	108	(183)	132	(905)

Loss from continuing operations before income taxes	(6,983)	(5,593)	(19,837)	(20,372)
Benefit from income taxes	—	1,023	—	2,518

Loss from continuing operations	(6,983)	(4,570)	(19,837)	(17,854)
Discontinued operations:
Income from discontinued operations, net of tax provision	—	1,570	—	3,865

Income from discontinued operations	—	1,570	—	3,865

Net loss	$(6,983)	$(3,000)	$(19,837)	$(13,989)

Basic and diluted (loss) income per share:
Continuing operations	$(0.14)	$(0.09)	$(0.39)	$(0.34)
Discontinued operations	0.00	0.03	0.00	$0.07

Basic and diluted (loss) income per share	$(0.14)	$(0.06)	$(0.39)	$(0.27)

Basic and diluted weighted average shares outstanding	50,339	51,592	50,802	52,021

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 26, 2009	September 27, 2008 (as adjusted)
Cash flow from operating activities:
Loss from continuing operations	$(19,837)	$(17,854)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	380	464
Non-cash intra-period tax allocation	—	(2,518)
Accretion of discount on convertible senior notes	393	2,025
Non-cash compensation	1,347	2,526
Other	6	1,122
Changes in assets and liabilities:
Prepaid expenses and other assets	(168)	1,560
Accounts payable, accrued expenses and other	(255)	(3,338)

Total adjustments	1,703	1,841

Net cash used in operating activities from continuing operations	(18,134)	(16,013)
Net cash provided by operating activities from discontinued operations	4,366	299

Net cash used in operating activities	(13,768)	(15,714)

Cash flow from investing activities:
Proceeds from sales of marketable securities	240	1,600
Purchases of marketable securities	(75,963)	—
Maturities of marketable securities	24,461	—
Capital expenditures	—	(20)
Other	—	91

Net cash provided by (used in) investing activities from continuing operations	(51,262)	1,671
Net cash provided by investing activities from discontinued operations	—	2,500

Net cash provided by (used in) investing activities	(51,262)	4,171

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	297	69
Purchase of common stock for treasury	(3,466)	(18,658)
Repurchase of convertible senior notes	(10,091)	(35,119)
Other financing activities	—	(83)

Net cash used in financing activities from continuing operations	(13,260)	(53,791)
Net cash used in financing activities from discontinued operations	—	(23)

Net cash used in financing activities	(13,260)	(53,814)

Net decrease in cash and cash equivalents	(78,290)	(65,357)
Cash and cash equivalents at beginning of period	106,438	217,606

Cash and cash equivalents at end of period	$28,148	$152,249

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

Products in Development

NicVAX is an investigational vaccine based on patented technology. Nicotine, a non-immunogenic small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well-tolerated. These key results have guided our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA on a Special Protocol Assessment, or SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a New Drug Application, or NDA. In June 2009, we announced that we received scientific advice on NicVAX from the European Medicines Agency, or EMEA, regarding the requirements for marketing authorization submission relating to the appropriate design of the Phase III clinical studies and safety data. This advice confirms and supports our current Phase III design that was agreed to in the SPA. In September 2009 we announced that the U.S. National Institute on Drug Abuse, or NIDA, part of the National Institutes of Health, or NIH, granted us $10 million to partially fund our first NicVAX pivotal Phase III trial, which we initiated during the fourth quarter of 2009. We continue to seek a partner who will assist in further development and future commercialization of NicVAX.

PentaStaph is an investigational vaccine based on patented technology, including certain technology that we have licensed on an exclusive basis from NIH. We are developing PentaStaph for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies. PentaStaph requires additional development, including human clinical studies, as well as regulatory approvals before it can be marketed. We announced two significant events in 2008 that help advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the National Institute of Allergy and Infectious Diseases, or NIAID, to conduct pre-clinical toxicology evaluations of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria. This testing, which was completed in 2009, was funded by the NIAID and is a pre-requisite for the initiation of Phase I clinical trials for these new antigens in 2009. Additionally, in December 2008, we entered into a research and development agreement with the U.S. Department of Defense to conduct a series of collaborative clinical trials for PentaStaph. The U.S. Department of Defense will be responsible for certain aspects of the trial including the clinical site costs. In November 2009, we completed the sale to GlaxoSmithKline Biological S.A., or GSK, of all the assets, including intellectual property and related rights, to our Staph program (including S.aureus and S.epidermidis) and received $21.5 million in cash pursuant to the terms of our asset purchase agreement with GSK dated August 5, 2009, as amended. Under the terms of the asset purchase agreement, we have the right to receive up to an additional $26 million contingent upon certain milestone accomplishments. At the closing, we also entered into a transition services agreement with GSK to provide services to GSK related to the planned Phase I clinical trial and technology transfer related to the assets sold to GSK. We will be reimbursed for our cost of services provided under this agreement.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Strategic Initiatives

In 2006, we began to explore strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestone payments as of September 26, 2009. We can also receive royalties and additional milestone payments of up to $72.5 million. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million. In November 2009, we completed the sale to GSK of all assets, including intellectual property and related rights, to our Staph program (including S.aureus and S.epidermidis) and received $21.5 million in cash at closing.

As a result of these strategic actions, we sold all of our marketed products as well as our Staph vaccine development program and are focused on developing and partnering our NicVAX product. In September 2009, we were granted $10 million by NIDA to partially fund our Phase III trial for NicVAX. We are continuing to explore the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or further development arrangements for NicVAX, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

NOTE 2 RETROSPECTIVE APPLICATION OF NEW ACCOUNTING GUIDANCE RELATED TO OUR CONVERTIBLE SENIOR NOTES TO PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, we adopted new accounting guidance relating to our Convertible Senior Notes. The new accounting guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered conventional debt instruments and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted the new guidance in the first quarter of 2009. The cumulative effect of the adoption as of December 30, 2007 (the first day of our 2008 fiscal year) was a $25.4 million increase in capital in excess of par, a $17.4 million increase in accumulated deficit, a $7.3 million net increase in the convertible note balance and a $0.7 million net increase in other assets with no effect on our net consolidated cash and cash equivalents or our cash interest payments for the period. The effect of the adoption on the three- and nine-month periods ended September 26, 2009 was a $0.1 million and $0.4 million increase in interest expense, respectively.

NOTE 3 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to fairly present our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 27, 2008 has been derived from audited consolidated financial statements at that date, and has been revised to reflect the retrospective application of the new accounting guidance related to our Convertible Senior Notes. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 27, 2008 filed with the Securities and Exchange Commission.

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

Collaborative arrangements: We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of our pipeline products. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Research and development expenses: Except for advance payments, research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income (which is a reimbursement of research and development costs incurred), we record the income as an offset to the related expense.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, and accounts payable approximated fair value as of September 26, 2009 and December 27, 2008, because of the relatively short-term maturity of these instruments. The carrying value of our Convertible Senior Notes, at September 26, 2009 and December 27, 2008 was $5.9 million and $15.2 million, respectively, compared to the approximate fair value of $5.7 million and $14.2 million, respectively, based on quoted market prices.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in highly liquid securities with original maturities of three months or less. Marketable securities consist of investment grade government agency and corporate debt securities due within one year. Marketable securities are classified as available-for-sale and recorded at market value. Unrealized gains and losses are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three and nine months ended September 26, 2009. We have investment policies and procedures that are reviewed periodically to minimize credit risk.

Restricted cash: Restricted cash related to discontinued operations at September 26, 2009 and December 27, 2008 of $5.7 million and $10.2 million, respectively, relates to cash held in escrow plus interest to support any valid indemnification claims that may be made by Biotest related to the 2007 sale of our Biologics SBU. On March 31, 2009, Biotest asserted certain indemnification claims which were finally settled in November 2009 resulting in the release to us of all remaining restricted cash; see Note 4 for more information regarding the Biotest claims.

Equity-based compensation: We currently account for equity-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

Income taxes: We follow the asset and liability approach for financial accounting and reporting of income taxes, which requires, among other things, recognition of future tax benefits and liabilities measured at enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of these benefits is more likely than not. We periodically evaluate the realizability of our net deferred tax assets. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. We consider discontinued operations for purposes of determining the amount of tax benefits that result from a loss from continuing operations.

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

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Medicare/Medicaid Contingencies

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $2.1 million at September 26, 2009 and December 27, 2008, which are included in the amounts recorded as current liabilities from discontinued operations. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices.

Biotest Claim

In November 2009, we settled with Biotest our dispute which arose on March 31, 2009 when Biotest made two claims against us seeking indemnification for possible losses relating to alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 11, 2007 between us and Biotest. In connection with the settlement, Biotest withdrew its remaining indemnification claim for possible losses of up to $5.7 million and authorized the release to us of the full $5.7 million of escrowed purchase price which had remained in escrow pending resolution of the claim. Previously, in May 2009, Biotest withdrew its other indemnification claim for possible losses of up to $50.4 million. Also in connection with the settlement, Nabi and Biotest exchanged releases and Nabi agreed to pay Biotest $80 thousand related to net outstanding amounts under the transition services agreement between Nabi and Biotest.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, with various states and with various foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of September 26, 2009 we have recorded a valuation allowance against all of our deferred tax assets. As a result of this valuation allowance, we expect our full year effective tax rate for 2009 to be 0%.

NOTE 6 FAIR VALUE DISCLOSURES

We follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of our assets and liabilities. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets, (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

All cash, cash equivalents and marketable securities are recorded at fair value at September 26, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on quoted market prices as provided in period-end statements supplied by the various banks and brokers that held the Company’s investments.

NOTE 7 TREASURY STOCK AND CONVERTIBLE SENIOR NOTES

In 2007 our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first nine months of 2009 the Company purchased 1,064,997 shares for $3.1 million at an average cost per share of $2.94. Since the inception of the program through September 26, 2009 we have acquired a total of 11,141,074 shares for a total cost of $40.0 million. Repurchased shares have been accounted for as treasury stock using the cost method.

In 2009, we repurchased $10.4 million face value of our Convertible Senior Notes for $10.2 million in cash (which included approximately $0.1 million of accrued interest). The repurchase resulted in the expensing of approximately $0.7 million of deferred issuance costs and original issue discount and the reversal of $0.4 million of capital in excess of par value related to the equity component of the embedded conversion option. Since the inception of the program, we have repurchased a total of $106.4 million face value of our notes at a total cost of $95.8 million plus accrued interest. At September 26, 2009, we have approximately $6.1 million face value of our Convertible Senior Notes outstanding.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8 STOCK BASED COMPENSATION

Stock Options

A summary of option activity under our stock compensation plans as of September 26, 2009, and the changes during the first nine months of 2009 is presented below:

Options	Number of Options
Outstanding at December 27, 2008	4,140,204
Granted	753,941
Exercised	(91,877)
Forfeited	(95,297)
Expired	(1,082,034)

Outstanding at September 26, 2009	3,624,937

Exercisable at September 26, 2009	2,329,473

We recognized $0.3 million and $0.9 million of expense related to stock option awards in the three- and nine-month periods ended September 26, 2009, respectively, and $0.4 million and $1.4 million in the three- and nine-month periods ended September 27, 2008, respectively. We granted options to purchase 753,941 shares at a weighted average exercise price of $3.47 during the first nine months of 2009, with a weighted average fair value of $2.24 per share. These grants become exercisable over four years in equal annual installments after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We used an expected term of 4.5 - 6.29 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. We used a risk-free interest rate of 1.65% - 2.96% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used an expected volatility of 74.94% - 82.82%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

Restricted Stock

A summary of our restricted stock awards as of September 26, 2009 and the changes during the first nine months of 2009 is presented below:

Awards	Number of Awards
Nonvested at December 27, 2008	386,627
Granted	207,415
Vested	(150,833)
Forfeited	(21,313)

Nonvested at September 26, 2009	421,896

We recognized $0.1 million and $0.4 million of expense related to restricted stock awards in the three- and nine- month periods ended September 26, 2009, respectively, and $0.2 million and $1.1 million in the three- and nine- month periods ended September 27, 2008, respectively. During the first nine months of 2009, we granted 207,415 restricted shares with a calculated average fair value of $3.78, which vest over four years in equal installments after the date of the grant.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9 SUBSEQUENT EVENTS

In November 2009, we completed the sale to GSK of all the assets, including intellectual property and related rights, to our Staph program (including S.aureus and S.epidermidis) and received $21.5 million in cash pursuant to the terms of our asset purchase agreement with GSK dated August 5, 2009, as amended. Under the terms of the asset purchase agreement, we have the right to receive up to an additional $26 million contingent upon certain milestone accomplishments. At the closing, we also entered into a transition services agreement with GSK to provide services to GSK related to the planned Phase I trial and technology transfer related to the assets sold to GSK. We will be reimbursed for our cost of services provided under this agreement.

In November 2009, we settled Biotest’s remaining indemnification claim regarding alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 11, 2007 between us and Biotest. In connection with the settlement, Biotest withdrew its remaining indemnification claim for possible losses of up to $5.7 million and authorized the release to us of the full $5.7 million of escrowed purchase price which had remained in escrow pending resolution of the claim. See Note 4 for more information.

Management performed an evaluation of Company activity through November 5, 2009, the date the unaudited, condensed and consolidated financial statements were available to be issued. Management concluded that, other than the events described above, there are no significant subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to: successfully partner with third parties to fund, develop, manufacture and/or commercialize our products in development; initiate and conduct clinical trials and studies; raise sufficient new capital resources to fully develop and commercialize our products in development; attract, retain and motivate key employees; collect further milestone and royalty payments under the PhosLo Agreement; collect milestone payments under the Staph program asset purchase agreement with GSK; obtain regulatory approval for our products in the U.S. or other markets; successfully contract with third party manufacturers for the manufacture and supply of NicVAX; and comply with reporting and payment obligations under government rebate and pricing programs. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed with the Securities and Exchange Commission and under “Risk Factors” in this Quarterly Report. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 26, 2009 and September 27, 2008. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

RECENT EVENTS

In November 2009, we completed the sale to GSK of all the assets, including intellectual property and related rights, to our Staph program (including S.aureus and S.epidermidis) and received $21.5 million in cash pursuant to the terms of our asset purchase agreement with GSK dated August 5, 2009, as amended. Under the terms of the asset purchase agreement, we have the right to receive up to an additional $26 million contingent upon certain milestone accomplishments. At the closing, we also entered into a transition services agreement with GSK to provide services to GSK related to the planned Phase I clinical trial and technology transfer related to the assets sold to GSK. We will be reimbursed for our cost of services provided under this agreement. We anticipate beginning to recognize revenue related to this arrangement in the fourth quarter of 2009 as we start fulfilling our contractual obligations.

In September 2009 we announced that NIDA granted us $10 million to partially fund our first NicVAX pivotal Phase III trial, which we initiated during the fourth quarter of 2009. We expect to recognize the grant funding as a reduction in our research and development expenses in the periods incurred.

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

Products in Development

NicVAX is an investigational vaccine based on patented technology. Nicotine, a non-immunogenic small molecule, can cross the blood-brain barrier and reach specific receptors in the brain, thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well-tolerated. These key results have guided our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on a SPA for the pivotal Phase III clinical trials for NicVAX, which we are in a position to initiate in 2009. The SPA forms the foundation to support approval of a NDA. In June 2009, we announced that we received scientific advice on NicVAX from the EMEA regarding the requirements for marketing authorization submission relating to the appropriate design of the Phase III clinical studies and safety data. This advice confirms and supports our current Phase III design that was agreed to in the SPA. In September 2009 we announced that NIDA, part of the NIH, granted us $10 million to partially fund our first NicVAX pivotal Phase III trial, which we initiated during the fourth quarter 2009. We continue seeking a partner who will assist in further development and future commercialization of NicVAX.

PentaStaph is an investigational vaccine based on patented technology, including some technology that we have licensed on an exclusive basis from NIH. We are developing PentaStaph for use in patients who are at high risk of S.aureus infection and who are able to respond to a vaccine by producing their own antibodies. PentaStaph requires additional development, including human clinical studies, as well as regulatory approvals before it can be marketed. We announced two significant events in 2008 that help advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the NIAID to conduct pre-clinical toxicology evaluations of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria. This testing, which was completed in 2009, was funded by the NIAID and is a pre-requisite to the initiation of Phase I clinical trials for these new antigens in 2009. Additionally, in December 2008, we entered into a research and development agreement with the U.S. Department of Defense to conduct a series of collaborative clinical trials for PentaStaph. The U.S. Department of Defense will be responsible for certain aspects of the trial including the clinical site costs. In November 2009, we completed the sale to GSK of all the assets, including intellectual property and related rights, to our Staph program (including S.aureus and S.epidermidis) and received $21.5 million in cash pursuant to the terms of our asset purchase agreement with GSK dated August 5, 2009, as amended. Under the terms of the asset purchase agreement, we have the right to receive up to an additional $26 million contingent upon certain milestone accomplishments. At the closing, we also entered into a transition services agreement with GSK to provide services to GSK related to the planned Phase I clinical trial and technology transfer related to the assets sold to GSK. We will be reimbursed for our cost of services provided under this agreement.

Strategic Initiatives

In 2006, we began to explore strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestone payments as of September 26, 2009. We can also receive royalties and additional milestone payments up to $72.5 million. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million. In November 2009, we completed the sale to GSK of all assets, including intellectual property and related rights, to our Staph program (including S.aureus and S.epidermidis) and received $21.5 million in cash at closing.

As a result of these strategic actions, we sold all our marketed products as well as our Staph vaccine development program and are focused on developing and partnering our NicVax product. In September 2009, we were granted $10 million by NIDA to partially fund our Phase III trial for NicVAX. We are continuing to explore the full range of strategic alternatives available to us to further enhance shareholder value. These alternatives may include, but are not limited to, licensing or further development arrangements for NicVAX, joint ventures, strategic alliances, a recapitalization, and the sale or merger of all or part of the company.

RESULTS OF OPERATIONS

Effective January 1, 2009, we adopted new accounting guidance relating to our Convertible Senior Notes. The new accounting guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered conventional debt instruments and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted the new guidance in the first quarter 2009. The cumulative effect of the adoption as of December 30, 2007 (the first day of our 2008 fiscal year) was a $25.4 million increase in capital in excess of par, a $17.4 million increase in accumulated deficit, a $7.3 million net increase in the convertible note balance and a $0.7 million net increase in other assets with no effect on our net consolidated cash and cash equivalents or our cash interest payments for the period. The effect of the adoption on the three- and nine-month periods ended September 26, 2009 was a $0.1 million and $0.4 million increase in interest expense, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

General and administrative expenses. General and administrative expenses were $2.4 million for the third quarter of 2009 compared to $2.1 million for the third quarter of 2008. The increase of $0.3 million reflects higher levels of legal costs associated with the strategic alternatives process as well as to support our response to the Biotest claim, offset in part by reduced stock-based compensation expenses. We expect our full-year 2009 general and administrative expenses to be below 2008 levels.

Research and development expenses. Research and development expenses were $4.7 million for the third quarter of 2009 compared to $3.4 million for the third quarter of 2008. Research and development increased approximately $1.3 million in 2009 as a result of increased efforts to prepare for our planned Phase III NicVAX trial including manufacturing-related activities. Our research and development costs are expected to increase in the fourth quarter 2009 as a result of increased spending to support the PentaStaph Phase I trial and the NicVAX Phase III trial. The cost of the PentaStaph Phase I clinical trial will be reimbursed by GSK and a portion of the costs for the NicVAX trial will be offset by the receipt of grant funding by NIDA.

Interest income. Interest income was $0.1 million and $0.8 million for the third quarters of 2009 and 2008, respectively. Interest earned on our cash and investments was lower in the third quarter 2009 as compared to the third quarter 2008 due to lower average cash balances and lower interest rates in general.

Interest expense. Interest expense was $0.1 million and $0.8 million for the third quarters of 2009 and 2008, respectively. The decrease in interest expense reflects the impact of a lower debt level in 2009 as compared to 2008.

Other income (expenses), net. We adopted new accounting guidelines for our Convertible Senior Notes in the first quarter of 2009, and retrospectively applied the new guidelines to 2008 and prior periods. The new accounting guidelines require that we apportion any gains and losses resulting from the repurchase of our Convertible Senior Notes between equity (for the conversion option) and current period income (loss) (for the liability). In the third quarter of 2008 we repurchased $7.0 million face value of our Convertible Senior Notes at a total discount of $0.8 million. Of this amount, $.02 million was reflected as an increase in other expenses. In the third quarter of 2009 we received $0.1 million of miscellaneous income and did not repurchase any of our Convertible Senior Notes.

Income from Discontinued Operations (net of taxes). We had no income from discontinued operations in the third quarter of 2009. By contrast, in the third quarter of 2008, we recognized $2.2 million of income from discontinued operations relating to the arbitration proceeding against Inhibitex, a net reduction in liabilities from discontinued operations of approximately $0.4 million, and provided an intra-period tax provision of approximately $1.0 million.

Income taxes. During 2009, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for 2009 is 0%. In 2008, we recorded a tax benefit from continuing operations of approximately $1.0 million as a result of intra-period tax allocation.

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

General and administrative expenses. General and administrative expenses were $7.8 million for the first nine months of 2009 compared to $10.1 million for the comparable 2008 period. The decrease of $2.3 million reflects the reduced scale of our operations following the sale of our Biologics SBU our continued efforts to reduce overall infrastructure costs as well as a reduction in stock-based compensation expense, offset in part by higher legal fees associated with the strategic alternatives process and support for the Biotest claim.

Research and development expenses. Research and development expenses were $11.9 million for the first nine months of 2009 compared to $9.9 million for the comparable 2008 period. The increase of $2.0 million is primarily due to an increase in activities as we prepare for the planned Phase III NicVAX trial including manufacturing-related activities. Our research and development costs are expected to increase in the fourth quarter 2009 as a result of increased spending to support the PentaStaph Phase I trial and the NicVAX Phase III trial. The cost of the PentaStaph Phase I clinical trial will be reimbursed by GSK and a portion of the costs for the NicVAX trial will be offset by the receipt of grant funding by NIDA.

Interest income. Interest income was $0.3 million and $4.1 million for the first nine months of 2009 and 2008, respectively. Interest earned on our cash and investments was lower in 2009 as compared to 2008 due to lower average cash balances and lower prevailing interest rates on our investments.

Interest expense. Interest expense was $0.6 million and $3.5 million for the first nine months of 2009 and 2008, respectively. The decrease in interest expense reflects the impact of a lower debt level in 2009 compared to 2008.

Other income (expenses), net. We adopted new accounting guidelines for our Convertible Senior Notes in the first quarter of 2009, and retrospectively applied the new guidelines to 2008 and prior periods. The new accounting guidelines require that we apportion any gains and losses resulting from the repurchase of our Convertible Senior Notes between equity (for the conversion option) and current period income (loss) (for the liability). In the first nine months of 2008 we repurchased $38.6 million face value of our Convertible Senior Notes at a total discount of $3.5 million. Of this amount, $0.9 million was reflected as an increase in other expenses. In the first nine months of 2009, we repurchased $10.4 million face value of our Convertible Senior Notes at a total discount of $0.3 million with no impact to other expenses. Other income of $0.1 million for the first nine months of 2009 represents miscellaneous income for the period.

Income from Discontinued Operations (net of taxes). In the first nine months of 2008, we recognized income from discontinued operations of $2.5 million related to the 2006 sale of our PhosLo product, $2.2 million for the arbitration proceeding against Inhibitex, a net reduction in liabilities from discontinued operations of approximately $1.7 million, and provided an intra-period tax provision of approximately $2.5 million. We had no income from discontinued operations in 2009.

Income taxes. During 2009, we recorded a full valuation allowance against all net deferred tax assets. As a result of this valuation allowance, the effective tax rate for continuing operations for 2009 is 0%. In 2008, we recorded a tax benefit from continuing operations of approximately $2.5 million as a result of intra-period tax allocation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 26, 2009 totaled $103.3 million compared to $130.3 million at December 27, 2008. This decline is primarily the result of our net cash used in operations along with the payments of approximately $10.1 million for the repurchase of our Convertible Senior Notes and approximately $3.5 million for the repurchases of shares of our common stock, offset partially by the release of $4.5 million of restricted cash related to the sale of our Biologics SBU to Biotest. At September 26, 2009, we had remaining restricted cash of $5.7 million that was held in escrow subject to indemnification claims by Biotest. This cash was released to us in November 2009 in connection with our settlement with Biotest (see Note 4 of the condensed consolidated financial statements for further discussion).

Cash used in operating activities from continuing operations for the nine months ended September 26, 2009 was $18.1 million, compared to $16.0 million for the nine months ended September 27, 2008. The increase in cash used was primarily associated with increased research and development expenses and lower payable balances offset in part by the reduced general and administrative expenses in 2009. Cash used in investing activities from continuing operations for the nine months ended September 26, 2009 was $51.3 million, consisting largely of the net purchases of our marketable securities.

In 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first nine months of 2009, we acquired a total of 1,064,997 shares for a total cost of $3.1 million under the program. In addition, as purchases of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2008 which were settled in the first quarter of 2009 increased the cash used to purchase treasury shares in the first quarter by $0.4 million to $3.5 million as reported in the Condensed Consolidated Statement of Cash Flows. In 2005, we issued $112.4 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, the Securities Act. Net cash proceeds from the offering totaled $108.7 million. In 2007 we repurchased $38.8 million of our Convertible Senior Notes and in 2008 we repurchased an additional $57.3 million of our Convertible Senior Notes. In 2009 we repurchased an additional $10.4 million of our Convertible Senior Notes and we paid $10.1 million for the notes. As of September 26, 2009, we have approximately $6.1 million face value of our Convertible Senior Notes outstanding. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a change in control as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions.

We believe cash, cash equivalents and marketable securities on hand at September 26, 2009, together with the $5.7 million of restricted cash that was released to us in November 2009, $21.5 million in purchase price received in connection with the closing of the Staph program sale in November 2009 and the anticipated proceeds from the $10 million NIDA grant awarded to partially fund our NicVAX Phase III trial, will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

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

Equity-based compensation: We currently account for equity-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

Item 4.	Controls and Procedures

Our Chief Executive Officer currently serves as acting Chief Financial Officer

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer and Chief Accounting Officer, has concluded that as of September 26, 2009, the Company’s disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We cannot assure that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2009, we settled with Biotest our dispute which arose on March 31, 2009 when Biotest made two claims against us seeking indemnification for possible losses relating to alleged breaches of representations and warranties under the terms of the Asset Purchase Agreement dated as of September 11, 2007 between us and Biotest. In connection with the settlement, Biotest withdrew its remaining indemnification claim for possible losses of up to $5.7 million and authorized the release to us of the full $5.7 million of escrowed purchase price which had remained in escrow pending resolution of the claim. Previously, in May, Biotest withdrew its other indemnification claim for possible losses of up to $50.4 million. Also in connection with the settlement, Nabi and Biotest exchanged releases and Nabi agreed to pay Biotest $80 thousand related to net outstanding amounts under the transition services agreement between Nabi and Biotest.

We also are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

We have entered into a settlement agreement with Biotest concerning certain the release of outstanding claims under the Biotest asset purchase agreement. While we continue to have certain limited indemnification obligations to Biotest under the asset purchase agreement, the Risk Factor included in Item 1A of our Annual Report on Form 10-K for the year ended December 27, 2009 titled “Under the Biologics strategic business unit asset purchase agreement, we will have continuing obligations to indemnify Biotest, and may be subject to other liabilities” is hereby updated by eliminating the risk factor pertaining to our obligations to indemnify Biotest and other related liabilities, including the updates to that risk factor contained in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2009 and June 27, 2009.

We further update the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 27, 2009, with the following:

We may not collect milestone payments under the Staph program agreement with GSK.

We may not collect any or all milestone payments under the Staph program agreement with GSK. We received $21.5 million in cash at closing related to the sale of our Staph assets and can also receive up to $26 million in milestone payments based upon the satisfaction of four milestone conditions. There can be no assurance of the completion of the milestone conditions. If we are unable to complete the milestone conditions we will not collect any milestone payment associated with the condition that we do not complete.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities in the third Quarter of 2009.

Item 5.	Other Information

In November 2009 Nabi and GSK entered into the First Amendment to Asset Purchase Agreement dated August 5, 2009 principally to include our assets related to S.epidermidis in the assets transferred to GSK in exchange for an increase in the purchase price paid at closing from $20 million to $21.5 million, and certain related changes. We also entered into a Transition Services Agreement with GSK under which we agreed to provide services to GSK related to the planned Phase I clinical trial and technology transfer related to the assets sold to GSK. We will be reimbursed for our cost of services provided under this agreement.

Item 6.	Exhibits

2.1	Asset Purchase Agreement dated as of August 5, 2009 between Nabi Biopharmaceuticals and Glaxosmithkline Biologicals S.A. (subject to a confidential treatment request).

10.2	Agreement dated August 1, 2009 between Nabi Biopharmaceuticals and Linda Jenckes.

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 5, 2009	By:	/S/ RAAFAT E.F. FAHIM, PH.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/S/ RONALD B. KOCAK
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

2.1	Asset Purchase Agreement dated as of August 5, 2009 between Nabi Biopharmaceuticals and Glaxosmithkline Biologicals S.A. (subject to a confidential treatment request).

10.2	Agreement dated August 1, 2009 between Nabi Biopharmaceuticals and Linda Jenckes

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification