Form 10-K
period 2009-12-26
NABI  BIOPHARMACEUTICALS
filed 2010-03-10
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $128,425,710

As of February 16, 2010, 48,853,097 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 26, 2009, are incorporated by reference into Part III.

Nabi Biopharmaceuticals

Nabi Biopharmaceuticals

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on the development of vaccines addressing unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in these areas. Our sole product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse. We recently closed an option and license agreement for NicVAX with GlaxoSmithKline Biologicals S.A. (GSK). In November 2009 we sold our development product PentaStaph™ [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus, to GSK. We are incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

NicVAX is an investigational therapeutic vaccine for smoking cessation, based on patented technology. Smoking cessation market is a large unmet medical need that exceeds $4 billion. Nicotine, a non-immunogenic small molecule, can upon inhalation through smoking, cross the blood-brain barrier and reach specific receptors in the brain, causing the release of dopamine thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a New Drug Application (NDA). In June 2009, we announced that we received scientific advice from the European Medicines Agency (EMEA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse, (NIDA) to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009 we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009 we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is also the first such trial for an addiction vaccine, confirming NicVAX’s first in class nicotine vaccine in smoking cessation.

In November 2009, we announced that we had signed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of a second-generation nicotine vaccine. The agreement required the approval of our shareholders, which we obtained on March 2, 2010; we successfully closed the transaction with GSK on March 5, 2010. Upon closing, we are entitled to receive a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million upon closing, the total consideration we may receive under the agreement is more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We will also receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of next generation nicotine vaccines. Also in November 2009, Nabi announced the initiation of the first of two phase III efficacy trials required for licensure of the product. The result of the first phase III trial is expected in the second half of 2011. Nabi plans on initiating the second phase III trial in the first half of 2010.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from the National Institutes of Health (NIH). We announced two significant events in 2008 that helped advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to conduct pre-clinical toxicology evaluation of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria; this testing was concluded in 2009. In December 2008, we entered into a research and development agreement with the U.S. Department of Defense (DoD) to conduct a series of collaborative clinical trials for PentaStaph. With these agreements in place, we were able to advance the development of PentaStaph much further and faster than we could on our own.

In August 2009 we announced that GSK had signed an Asset Purchase Agreement (APA) for PentaStaph for a total consideration of $46 million including a $20 million upfront payment upon closing and $26 million upon achievement of certain milestones. The PentaStaph sale closed in November 2009, and we received payment from GSK of $21.5 million representing the upfront payment of $20 million, an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a Transition Services Agreement (TSA) to help GSK advance the program while in parallel transferring the technology to GSK. Under the TSA, GSK will reimburse us for the cost of such activities, and we are eligible to receive up to an additional $26 million for the achievement of milestones related to the TSA. Accordingly, we are continuing to develop PentaStaph under contract for GSK through a Phase I/II clinical trial of two of the antigens, in collaboration with the U.S. military. On December 28, 2009 we received $5 million for the achievement of the first milestone in conjunction with the initiation of a Phase I/II clinical trial of certain PentaStaph antigens. In February 2010 we received $8 million upon completion of a second milestone. We expect to be able to complete our performance obligations under the TSA within the next 12 months.

In 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 10, 2010. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date.

Beginning in 2006 we initiated a strategic alternatives process to enhance shareholder value. With the NicVAX and PentaStaph transactions described above and the other strategic transactions that proceeded them, this strategic alternatives process has resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products.

PRODUCTS IN DEVELOPMENT

The following table shows our current development products:

Products	Indication/Intended Use	Status
Nicotine addiction

NicVAX®	Treatment of nicotine addiction

Phase IIb clinical trial completed in October 2007 and results presented at American Heart Association in November 2007.

Primary claim of NicVAX patent in the European Union (EU) upheld under oppositions by Cytos by the European Patent Office (EPO) in April 2008.

Phase II dose-schedule optimization study completed in October 2008.

Special Protocol Assessment agreement reached with U.S. Food and Drug Administration in December 2008 for pivotal Phase III clinical trials.

Scientific Advice from the European regulatory agency obtained in June 2009.

$10 million NIDA funding grant obtained in September 2009.

Initiated the first of two Phase III efficacy trials in November 2009. Results expected in the second half of 2011.

Exclusive license and option agreement with GSK executed in November 2009 for a total potential consideration of over $500 million, including a $40 million non-refundable upfront payment, as well as significant royalties.

The license and option agreement with GSK closed on March 5, 2010 and Nabi is entitled to receive $40 million upfront payment.

Second phase III trial to be initiated in the first half of 2010.

Infectious disease

PentaStaph™	Protection against S.aureus infections

New pentavalent vaccine (owned by GSK as of November 2009):

•    Types 5 and 8 capsular polysaccharides antigens: Completed Phase III testing in 2005.

•    Type 336 cell-wall polysaccharide antigen: Completed Phase I testing in 2005.

•    Recombinant Panton-Valentine Leukocidin antigen: Clinical manufacturing by a third party and pre-clinical toxicology evaluation in collaboration with NIH completed thus allowing initiation of Phase I/II trial.

Products	Indication/Intended Use	Status

•    Recombinant Alpha Toxin antigen: Clinical manufacturing by a third party and pre-clinical toxicology evaluation in collaboration with NIH completed thus allowing initiation of Phase I/II trial.

•    The sale of PentaStaph to GSK announced in August 2009 for a total consideration of up to $46 million including $20 million upfront fee.

•    The sale of PentaStaph to GSK closed in November 2009 and we received $21.5 million for PentaStaph, certain clinical material of PentaStaph and Nabi’s Staphylococcus epidermidis vaccine.

•    We announced the initiation of a Phase I/II trial in December 2009 in collaboration with the U.S. military, which is being conducting under contract with GSK and in conjunction, received a $5 million milestone from GSK for initiation of the trial.

•    We announced the completion of a second milestone in January 2010 and accordingly we received $8 million in February 2010.

•    Nabi anticipates achieving the two remaining milestones in the next 12 months.

NICOTINE ADDICTION

Background

Smoking is a global healthcare problem. The World Health Organization estimates that there are over 1.3 billion smokers worldwide today and nearly five million tobacco-related deaths each year. If current smoking patterns continue, smoking will cause an estimated 10 million deaths each year by 2030. According to the U.S. Centers for Disease Control and Prevention (CDC), tobacco use is the single leading preventable cause of death in the U.S., responsible for approximately 443,000 deaths each year. In addition, it is estimated that smoking results in an annual health-related economic cost in the U.S. of approximately $193 billion. The CDC estimates that, among the 43.4 million adult smokers in the U.S., 70% want to quit, but less than five percent of those who try to quit remain smoke-free after 12 months.

Nicotine addiction is difficult to treat. Most current therapies involve the use of nicotine replacement products delivered via patches, lozenges or chewing gum. These therapies have shown only limited efficacy, particularly over the long term. Moreover, most smokers who stop smoking using current therapies resume their addiction after they stop therapy. Chantix® which is a new prescription therapy introduced by Pfizer Inc. in 2006 acts by binding the nicotinic receptors in the brain and competing with inhaled nicotine for binding to these receptors, while simultaneously partially activating these receptors, thereby breaking the addiction cycle. Data from the efficacy trials have shown that the short-term cessation rates were superior to other therapies for smokers receiving Chantix, although most individuals relapsed to smoking over the longer term. In addition, significant neuropsychiatric adverse events have been reported including suicides and suicide ideation that has led the FDA to require a warning (boxed warning) label on the drug in July 2009.

NicVAX is our investigational vaccine designed as an aid to smoking cessation, as well as an aid to prevent relapse. It represents an extension of the conjugate vaccine technology we developed and allows us to address a significant unmet medical need. We believe that, if approved, broad commercialization of NicVAX will require a marketing partner or partners that have demonstrated expertise in executing large-scale primary care sales and marketing programs.

Nicotine is a small molecule that, upon inhalation or absorption into the body, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors, resulting in the release of stimulants, such as dopamine which provide the smoker with a positive sensation, leading to addiction. Because of its small size, nicotine on its own does not elicit the production of antibodies in humans. NicVAX is based on our proprietary conjugate technology whereby nicotine is attached to a carrier protein which renders the molecule immunogenic. Upon injection, NicVAX is capable of stimulating the immune system to produce nicotine-specific antibodies in the bloodstream that bind to nicotine from cigarette smoking or the use of other nicotine products and prevents it from crossing the blood-brain barrier and entering the brain. As a result, the brain does not release the positive-sensation stimulant dopamine. We believe NicVAX has safety advantages over existing treatment therapies, in part, because it does not act on the central nervous system. Additionally, NicVAX’s benefit has been shown to continue for up to 12 months following vaccinations as antibodies to nicotine produced by the body’s immune system in response to the vaccine continue to be present in the bloodstream.

Clinical and Regulatory History

In March 2006, we announced that NicVAX received Fast Track Designation from the FDA. This designation is intended to facilitate the development of products that treat serious diseases where a significant unmet medical need exists. During 2006, we initiated and completed enrollment of a Phase IIb “proof-of-concept” study of 301 smokers who smoked an average of 24 cigarettes a day and thus, were highly addicted to smoking and who were randomly allocated to receive one of four administrations of NicVAX (two different doses according to two different schedules) or a placebo. This study was funded in part by NIDA.

The Phase IIb study was a double blind, placebo-controlled and dose-ranging study designed to establish proof-of-concept and the optimal dose for a Phase III program. This study, designed in collaboration with the FDA and other global regulatory agencies, incorporated the current clinical trial standards and protocol design for smoking cessation clinical research studies. The trial’s primary endpoint was the rate of carbon monoxide (CO)-confirmed continuous abstinence from smoking during weeks 19-26. In May 2007, we announced the trial’s six-month data, which showed that a statistically significant number of patients in the high anti-nicotine antibody responder-group met the trial’s primary endpoint of eight weeks of continuous abstinence during weeks 19-26.

In November 2007, we announced final results from this trial. The trial demonstrated that higher levels of anti-nicotine antibodies correlated to higher smoking cessation rates and long-term continuous abstinence rates, demonstrating proof-of-concept that antibodies to nicotine generated through NicVAX immunization were useful as an aid to smoking cessation. The high-antibody responder group of vaccinated subjects showed continuous abstinence rates that were almost three times higher than placebo at 12 months. Moreover, those subjects in the NicVAX group with a high antibody response who continued to smoke showed a statistically significant reduction in cigarettes smoked over the full 12 months compared to placebo (p<0.022).

Importantly, for the first time, a statistically significant treatment effect was observed for a single intent-to-treat dose group (not stratified by antibody-response) of nicotine vaccine compared to placebo. The observed treatment effect was continuous long-term smoking abstinence to one year compared with placebo for the group receiving 5 injections of 400 mcg of NicVAX. These data demonstrated that nearly three times the number of subjects treated with the most effective dose and schedule tested, were able to quit smoking and remained abstinent to 12 months as compared with placebo (p<0.038).

NicVAX was well tolerated with a low prevalence of side effects and an adverse event profile comparable to that seen with placebo and other similar vaccines. Additionally, no statistically significant evidence of compensatory smoking or increase in withdrawal symptoms has been observed in NicVAX treated subjects as compared to placebo at any stage of the trial.

Based on the results of the Phase IIb study, we believe that NicVAX could help more smokers to stop smoking if they attempt to quit when higher levels of anti-nicotine antibodies are reached. Based on the profile of anti-nicotine antibodies achieved in the Phase IIb proof-of-concept trial, we reasoned that higher levels of antibodies could be achieved if an additional dose of NicVAX would be administered. Therefore, we initiated an immunogenicity study, in January 2008, to further understand the potential of this improved dosing regimen. The results of this study confirmed our hypothesis that significantly higher antibodies could be achieved earlier, and in a higher percentage of volunteers, by including an additional dose of NicVAX. Those results were used to finalize the dosing schedule for the NicVAX Phase III program. The FDA agreed with our Phase III trial design and end points, through a SPA, providing a clear, well-defined path for the approval of NicVAX. The SPA is an agreement with the FDA which is intended to reduce the regulatory risk of the program. In addition, we also sought and obtained scientific advice from the European Medicines Agency which generally is well aligned with the SPA agreement with the FDA regarding the trial design.

In November 2009 we announced the initiation of the first of two Phase III clinical trials of NicVAX that we are required to conduct in support of the NicVAX license, based on our SPA agreement with the FDA. Each of the two Phase III clinical trials will recruit 1,000 subjects randomized equally between placebo and NicVAX. Results of the first trial are expected in the second half of 2011. We anticipate initiating the second Phase III trial in the first half of 2010 with results expected in 2012.

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

The NicVAX development program has been guided by a panel of outside experts providing input to the design of the Phase III clinical trials and the overall clinical development program.

INFECTIOUS DISEASE

Background

Staphylococcus aureus (S.aureus) is a major pathogen and is the leading cause of nosocomial, or hospital-acquired, infections. In a comprehensive survey of the U.S., Canada, and Europe, it was found that S.aureus accounted for 22% of all blood infections, 23% of all lower respiratory tract infections and 39% of all skin and soft tissue infections. The ability of S.aureus to acquire antibiotic resistance and to adapt to new antibiotics is well established. In many areas of the world, more than 50% of S.aureus isolates are now resistant to methicillin. There are numerous examples demonstrating that vancomycin, presently the antibiotic of last resort against multi-drug resistant S.aureus infections, is not reliably able to clear S.aureus infections and S.aureus vancomycin-resistant strains have evolved.

Methicillin-resistant S.aureus (MRSA) infections are observed primarily in hospital settings, but there have been recent reports of significant increases in community-acquired MRSA infections. These community-acquired methicillin resistant S.aureus (CA-MRSA) infections typically cause skin and soft tissue infections, but they can also cause sepsis and necrotizing pneumonia. These strains are resistant to ß-lactams and a few other antibiotics, and produce the highly toxic Panton Valentine Leukocidin (PVL) toxin.

S.aureus has developed a variety of methods to evade host defenses. The majority of clinically important S.aureus isolates possess capsular polysaccharides (CPS) that cover the surface of S.aureus and contribute to the ability of the bacteria to evade immune clearance. Two CPS types (5 and 8) were shown to comprise the majority of human clinical isolates. It has been demonstrated that antibodies specific for the CPS mediate opsonophagocytosis and bacterial killing by polymorphonuclear cells, leading to clearance of the bacteria.

We have demonstrated that types 5 and 8 CPS can be targeted as a vaccine candidate. We also identified and patented the cell wall Type 336 antigen as a vaccine candidate. Type 336 is a prominent cell wall polysaccharide in S.aureus clinical isolate that are lacking or only partially covered by CPS types 5 or 8.

S.aureus also produces a variety of potent toxins. The toxin PVL can cause apoptosis (or cell death), tissue necrosis and leukocyte destruction, and is believed to play an important role in the virulence of CA-MRSA strains. Another important hemolytic toxin is alpha toxin, which is produced by almost all pathogenic strains of S.aureus and regarded as a major pathogenic factor of S.aureus. We have developed non-toxic versions of both PVL and alpha toxin as components of a next generation pentavalent vaccine. This vaccine candidate may provide protection against a broad variety of hospital and community-acquired S.aureus infections.

PentaStaph Development Status

In 2009, we conducted toxicology evaluations, in collaboration with NIAID, of two novel antigens that target two of the most virulent toxins produced by S.aureus; Panton-Valentine Leukocidin (PVL) and alpha toxin. Further clinical testing of PentaStaph is taking place over the next three years under a Cooperative Research and Development Agreement, (CRADA) with the U.S. Department of Defense signed in November 2008. The CRADA proposes a series of collaborative clinical trials conducted and funded by the U.S. Department of Defense, with Nabi providing the vaccines, regulatory support, site monitoring and data management. These trials include: Phase I evaluation of the safety and initial immunogenicity of the two toxoid compounds, PVL and alpha toxin; Phase II evaluation of the safety and immunogenicity of a trivalent vaccine containing the capsular polysaccharide types 5 and 8 and cell wall polysaccharide type 336; and Phase II evaluation of the safety and immunogenicity of the pentavalent vaccine containing all five components given in two separate, simultaneous doses. Following the November 2009 sale of PentaStaph to GSK, we are continuing to develop PentaStaph under contract to GSK through a Phase I/II clinical trial for two of the antigens in collaboration with the U.S. military. Further clinical development of PentaStaph will be conducted by GSK.

STRATEGIC TRANSACTIONS

In November 2009 we sold PentaStaph to GSK for a total consideration of up to $46 million including a $20 million upfront payment. In addition, GSK paid us $1.5 million, $1 million of which is for the purchase of the results of an early research program for a vaccine against S.epidermidis and $0.5 million for certain clinical materials. The remaining $26 million is payable upon our achieving certain milestones. We achieved the first of these milestones in December 2009, and as a result, we received a $5 million milestone payment from GSK. We achieved the second milestone in January 2010, and as a result we received an additional $8 million milestone payment from GSK in February 2010. We anticipate completing the remaining two milestones and receiving the associated $13 million in payments within the next twelve months.

As part of this sale, we entered into a TSA with GSK that requires us to successfully transfer the PentaStaph technology and certain material to GSK, as well as to manage, on their behalf, the relationship with the U.S. military and the conduct of a Phase I/II trial for two of the PentaStaph antigens. GSK is obligated to reimburse to us the full cost of such activities.

In September 2009, we were awarded a $10 million grant from NIDA to partially offset the cost of the first of two Phase III clinical efficacy trials of NicVAX. In November 2009, we announced the initiation of the first Phase III trial in the U.S.

In November 2009, we signed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of a second-generation nicotine vaccine; this transaction closed on March 5, 2010. Under the terms of the agreement:

•

We have granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX and NicVAX Alternatives, and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives);

•

In consideration for the option and license rights, GSK will pay a non-refundable $40 million up-front payment and GSK has agreed to make certain additional option, milestone and royalty payments if certain conditions are met, in each case;

•	If GSK exercises the NicVAX option, it will pay us $58 million following exercise;

•	GSK will pay us a $20 million milestone payment upon successful completion of Phase III clinical trials with respect to NicVAX regardless of whether GSK exercises the NicVAX option;

•

If GSK exercises the NicVAX option, it will pay us certain development milestone payments, including: (i) a payment of up to $70 million based on the therapeutic effect of NicVAX as approved in its U.S. (E.U.) labeling, with the specific payment depending on whether the NicVAX therapeutic effect meets or exceeds specified targets (although no payment is due if the NicVAX therapeutic effect is less than the therapeutic effect, as defined in the NicVAX Agreement, of the leading smoking cessation prescription product currently on the market); and (ii) payments of up to an aggregate of $61 million based on obtaining regulatory approval for NicVAX in certain major market countries;

•

For future generation candidates, if GSK exercises the NicVAX option, GSK will pay us (i) payments of up to an aggregate of $21 million based on Phase II and Phase III clinical trial-related milestones, and (ii) payments of up to an aggregate of $21 million based on obtaining regulatory approval in certain major market countries;

•

Alternatively, for future generation candidates, if GSK does not exercise the NicVAX option GSK will pay us (i) payments of up to an aggregate of $47 million based on Phase II and Phase III clinical trial-related milestones, and (ii) payments of up to an aggregate of $34 million based on obtaining regulatory approval in certain major market countries;

•

GSK will pay us certain tiered, sales-milestone payments up to an aggregate of $209 million based on aggregate annual sales of (i) NicVAX, licensed NicVAX Alternatives and future generation candidates, if GSK exercises the NicVAX option, or (ii) future generation candidates, if GSK does not exercise the NicVAX option;

•

If GSK exercises the NicVAX option, it will make royalty payments to us on aggregate annual net sales of NicVAX, beginning at 10% and potentially increasing on incremental sales to as high as 15%, with the increase depending on whether aggregate annual net sales of NicVAX meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million;

•

Whether or not GSK exercises the NicVAX option, it will pay us royalty payments on aggregate annual net sales of future generation candidates, beginning at 7% and potentially increasing on incremental sales to as high as 9%, with the increase depending on whether aggregate annual net sales of future generation candidates meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million;

•

The royalties payable by GSK as described above (i) on future generation candidates are subject to certain reductions up to 25% depending on improvements in the therapeutic effect and/or reduction in the dosing of future generation candidates relative to NicVAX, and (ii) on NicVAX and future generation candidates are subject to certain reductions if intellectual property license payments are owed to third parties. In either case, however, the minimum royalty rate on NicVAX will be 7.5% and the minimum royalty rate on future candidates will be 5%;

•

The economic terms of GSK’s license to NicVAX Alternatives (should GSK exercise the NicVAX option) are subject to mutual agreement between us and GSK. If the parties cannot mutually agree, then such economic terms will be determined through binding arbitration based on an agreed upon set of factors and principles relating to, among other things, the commercial potential of the NicVAX Alternatives subject to the option exercise and the relative contributions of us and GSK to the development of such NicVAX Alternatives.

On December 4, 2007, we sold certain assets constituting our Biologics Strategic Business Unit (SBU) and certain corporate shared services assets to Biotest for $185.0 million in cash, $10.0 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before March 31, 2009. The $10.0 million restricted cash including interest has been fully released to Nabi in 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph® as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $65.2 million during the fourth quarter of 2007 in discontinued operations, based on estimated asset and liability balances as of the date of sale. Adjustments to these estimates were charged to discontinued operations as necessary in 2008.

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 10, 2010. We can also receive up to $72.5 million in additional milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date.

CONTRACT MANUFACTURING

During 2009, we transferred the manufacturing technologies related to NicVAX to long-term contract manufacturing organizations. We are in the process of negotiating long-term commercial agreements with these contract manufacturing organizations.

PRODUCT DEVELOPMENT RELATIONSHIPS

We have entered into important relationships for certain products in development that should facilitate their development.

National Institute of Allergy and Infectious Diseases

As discussed further under “Overview” and “Infectious Diseases – PentaStaph Development Status,” we entered into a collaboration agreement with the NIAID to conduct pre-clinical toxicological evaluations of two new antigens related to PentaStaph. The pre-clinical toxicology study was successfully concluded in 2009.

National Institute for Drug Abuse

We have received grants from the NIDA that in the past have supported clinical development of NicVAX. In addition, in September 2009, we were awarded a $10 million grant from NIDA in support of the first of two Phase III efficacy trials of NicVAX.

Department of Defense

As discussed further under “Overview” and “Infectious Diseases – PentaStaph Development Status”, we have entered into a CRADA with the Department of Defense (DoD) to conduct a series of clinical trials for PentaStaph. The first of these clinical trials was initiated in December 2009 on behalf of and pursuant to our agreement with GSK.

National Institutes of Health

The development of StaphVAX, the predecessor to PentaStaph, was initially based upon an exclusive license from the NIH of the worldwide right to use their patented conjugation process to manufacture vaccines against Staphylococcal infections. Since obtaining that license, we have developed our own extensive global portfolio of issued patents and pending patent applications relating to both our novel vaccine products and methods of using such products as described in further detail below under “Patents and Proprietary Rights.”

As part of the sale of PentaStaph to GSK in November 2009, we assigned GSK the exclusive license from the NIH of the worldwide right to use the NIH patented conjugation process to manufacture vaccines against Staphylococcal infections and thus, all further royalties that may be due to NIH for use of the subject technology are solely GSK’s responsibility. The initial NIH license remains in effect until the expiration of the last-to-expire licensed patent, which is April 20, 2010, and no further royalties will be due to NIH for use of the subject technology after that date.

Under a later license agreement with NIH, we have a non-exclusive, worldwide right to use the rEPA carrier protein technology to develop, manufacture and commercialize vaccines not encompassed by the patented conjugation process to manufacture vaccines against Staphylococcal infections and nicotine addiction licensed under the aforementioned exclusive license from the NIH. Under the terms of this rEPA agreement, NicVAX is subject to a 0.5% royalty upon commercialization.

As part of the sale of PentaStaph to GSK in November 2009, we granted GSK an exclusive sub-license for the worldwide rights to use the NIH rEPA technology to develop, manufacture and commercialize PentaStaph and its components for preventing and treating Staphylococcal infections, not encompassed by the NIH patented conjugation process assigned to GSK.

Brookhaven National Labs

Under a license agreement with Brookhaven, we have a non-exclusive right, with the right to sublicense, to patented T7 polymerase technology for research, development, and commercialization of vaccines for preventing and treating nicotine addiction, and for prevention and treatment of Staphylococcal and Enterococcal infections. Under the terms of this T7 agreement, NicVAX is subject to a 0.1% royalty upon commercialization, and both PentaStaph and EnteroVAX are subject to a 0.2% royalty each upon their commercialization. The T7 license remains in effect until the expiration of the last-to-expire licensed patent, which is December 2, 2014, and no further payments or royalties will be due to Brookhaven for use of the subject technology after that date.

As part of the sale of PentaStaph to GSK in November 2009, we granted GSK a non-exclusive sub-license for the worldwide rights to use the Brookhaven T7 technology to develop, manufacture and commercialize the Staphylococcus program and its components for preventing and treating Staphylococcal infections in humans. GSK is responsible for all future payments and/or royalties related to the use of T7 technology in Staphylococcal vaccines related to the Staphylococcus program.

University of Maryland, Baltimore County

Under a license agreement with the University of Maryland, Baltimore County (UMBC) we have an exclusive, worldwide right to use UMBC’s patented ring-expanded nucleosides and nucleotides (RENs) for use in humans. During the term of the license, we are obligated to pay UMBC a 2% royalty based on net sales of licensed products covered by patent rights which are sold by us. This agreement remains in effect until the expiration of the last-to-expire licensed patent, which is January 13, 2021, and no further royalties will be due to UMBC for use of the subject technology after that date. We are responsible for prosecution and maintenance of the patent portfolio as described in further detail below under “Patents and Proprietary Rights.” We currently do not plan to significantly advance development of RENs until we find a suitable partner.

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

RESEARCH AND DEVELOPMENT PROGRAMS

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs:

	December 26,	December 27,	December 29,
(in thousands)	2009	2008	2007
NicVAX	$14,583	$5,186	$2,122
PentaStaph	1,843	4,211	2,311
Other programs	64	80	838

	16,490	9,477	5,271
Unallocated overhead	—	3,079	13,570

Total R&D programs—continuing operations	16,490	12,556	18,841
Total R&D programs—discontinued operations	—	—	20,201

Total operations	$16,490	$12,556	$39,042

Research and development expenses related to the NicVAX program are reflected net of NIDA reimbursements of $1.5 million and $1.5 million in 2009 and 2007, respectively (none in 2008). Research and development expenses related to the PentaStaph program are reflected net of DoD reimbursements of $0.1 million in 2009 (none in 2008 and 2007).

PATENTS AND PROPRIETARY RIGHTS

Our success depends in part on our ability to maintain our rights to our existing patent portfolio and our ability to obtain patent protection for product candidates in development. As of December 2009, we retain the rights to 97 patents and 47 patent applications pending worldwide. As of November 2009, we sold 101 patents and 68 patent applications to GSK, related to the human use of Staphylococcal vaccines, that are in the process of being transferred under the TSA.

Smoking Cessation

Our patent portfolio for technology related to the NicVAX product comprehends both compositions and therapeutic methodology for treating or preventing nicotine addiction. Our patent claims are directed to compositions, or conjugates, that comprise a nicotine-like molecule linked to a carrier protein and to methods for the use of these conjugates to treat or prevent nicotine addiction. In particular, we hold four issued U.S. patents relating to our conjugates, antibodies against the conjugates, and methods for using the conjugates and antibodies against nicotine addiction. These patents expire in December 2018. Another granted U.S. patent related to a method of making nicotine haptens expires in 2027. We also have a pending U.S. patent applications relating to our conjugates and their use. We hold granted patents in the U.S., Europe, Japan and various other countries and regions, relating to our conjugates and antibodies against our conjugates, for use in treating nicotine addiction. In addition, we also have pending foreign patent applications relating to our conjugate technology and to our method of making nicotine haptens pending in various countries and regions. We also have pending U.S. PCT and foreign (Thailand, Argentina, Gulf Cooperation Council, Taiwan and Kosovo) applications relating to antibody-based kits and methods for smoking cessation. Another granted U.S. patent filed in cooperation with NIH is directed towards a method to decrease the toxic effects of nicotine on fetuses.

In July 2005 Cytos Biotechnology Ltd. filed an opposition against our European patent that covers NicVAX and its use in the treatment and prevention of nicotine addiction. The European Patent Office (EPO) originally issued this patent to Nabi in late 2004 with an expiration date of January 12, 2019. We filed our response to the opposition in December 2005, and in April 2008; the EPO upheld the patent, preserving our primary claim that protects our exclusive use of NicVAX for treating and preventing nicotine addiction. The EPO cancelled some ancillary claims in the patent and we have appealed these ancillary claim cancellations. In September 2008, Nabi, as well as four other entities, filed oppositions to invalidate all or a portion of the claims of two patents issued in May 2007 to Celtic Pharma (formerly Xenova), which covered hapten-carrier conjugates for use in drug abuse therapy including nicotine addiction.

Gram-positive Program

As of December 2009, we have 46 patents issued and 18 patent applications pending worldwide relating to our Gram-positive infections program in addition to the 101 patents and 68 patent applications sold to GSK for the human use of Staphylococcal vaccines in November 2009.

With respect to Enterococcus, the patents and pending patent applications relate both to polysaccharide antigens E.faecalis and E.faecium, respectively.

Nabi’s license to NIH technology of a patented conjugation process to manufacture vaccines against Staphylococcal infections was assigned to GSK in November 2009. Thus, we have no further obligations to the NIH for use of this technology.

Another granted U.S. patent relates to a method of protecting a human being with a compromised immune system from Staphylococcal infection using Type 5 and Type 8 antigens. This patent expires in 2022. Corresponding patents have been granted in Australia, China, Eurasia, India, New Zealand and South Africa and applications are pending in Europe, Canada, Japan, Mexico, Brazil, South Korea, Indonesia and Hong Kong. We sold this family of patents to GSK and GSK granted us an exclusive (even as to GSK), royalty-free, fully paid-up, world wide, perpetual, irrevocable right and license, with the right to grant sublicenses for pending claims related to a method of protecting a human being with a compromised immune system from Enterococcus infection using the claimed CPS antigens of E.faecalis and E.faecium.

Also in this portfolio are issued U.S., European, Canadian and Mexican patents (and a pending patent application in Mexico) that contain claims directed to a pharmaceutical composition containing a glucan and antibodies specific for a given pathogen like S.aureus. This combination produces an unexpected antimicrobial effect that is greater than that obtained when either the glucan or antibodies are used separately. Another related U.S. patent has been granted with claims to a pharmaceutical composition containing a glucan and intravenous hyperimmune globulin. In November 2009, we granted GSK an exclusive (even as to Nabi), royalty-free, fully paid-up, world wide, perpetual, irrevocable right and license, with the right to grant sublicenses to this family of patents and patent applications directed to glycoconjugate vaccines or a component thereof, for diagnosis, prevention or treatment of Staphylococcus infections in humans, in each case of the foregoing which utilizes or in part is comprised of peptidoglycan and a capsular polysaccharide expressed by Staphylococcus.

We also granted GSK a non-exclusive sublicense for the worldwide rights to use the licensed Brookhaven T7 technology to develop, manufacture and commercialize PentaStaph and its components for preventing and treating Staphylococcal infections in humans.

Ring Expanded Nucleosides (RENs) Program

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

We own or license trademarks associated with each of our development products, including several international trademark registrations or common law rights.

GOVERNMENT AND INDUSTRY REGULATION

Our research, pre-clinical development and conduct of clinical trials are subject to regulation for safety and efficacy by numerous governmental authorities. In the U.S., the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising and promotion of our products. In addition, these statutes, regulations and policies may change and our products may be subject to new legislation or regulations.

Biopharmaceutical Products

In the United States, vaccines are classified as biological products under FDA regulations and are subject to rigorous regulation by the FDA. All of our products will require regulatory approval by governmental agencies prior to commercialization. The process of obtaining these approvals and subsequent process of maintaining substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The steps required before a biological product may be marketed in the U.S. generally include pre-clinical laboratory tests, animal tests and formulation studies, and the submission of an Investigational New Drug (IND) application, to the FDA, which must be accepted by the FDA before human clinical studies may commence, and adequate and well-controlled clinical trials to establish the potency, safety and efficacy of the biological product for each indication for which FDA approval is sought.

The clinical phase of development involves the activities necessary to demonstrate safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance and finished biological product in accordance with the FDA’s current Good Manufacturing Practices (cGMP) requirements. Clinical trials to support the approval of a biological product are typically conducted in three sequential phases, Phases I, II and III, with Phase IV clinical trials sometimes conducted after marketing approval. The initial human clinical evaluation, called a Phase I clinical trial, generally involves administration of a product to a small number of normal, healthy volunteers to test for safety. Phase II clinical trials involve administration of a product to a limited number of patients with a particular disease to determine dosage, immunogenicity and safety. In some cases Phase II clinical trials may provide limited indications of efficacy. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial. Phase III clinical trials examine the efficacy and safety of a product in an expanded patient population. Phase IV clinical trials primarily monitor for adverse effects and are undertaken post-licensure, such as additional large-scale, long-term studies of morbidity and mortality. The FDA may require sponsors to conduct Phase IV clinical trials to study certain safety issues. The FDA reviews the clinical plans and the results of trials and can stop the trials at any time if there are significant safety issues.

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. In addition, the FDA can request that additional clinical trials be conducted as a condition to product approval.

The results of all trials are submitted in the form of a Biologics License Application (BLA). The BLA must be approved by the FDA prior to commencement of commercial sales. For BLA approval, the FDA requires that the sponsor demonstrate a favorable risk-benefit ratio. This often involves treatment of large numbers of patients, typically in double-blind, placebo-controlled or comparative randomized trials, followed for protracted periods of time. The actual size of the trials and the length of follow-up vary from indication to indication. If the FDA determines that a Risk Evaluation and Mitigation Strategy (REMS) is necessary to ensure that the benefits of the biological product outweigh the risks, a sponsor may be required to include as part of the application a proposed REMS, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on distribution, or a medication guide to provide better information to consumers about the risks and benefits of the biological product. In addition, the prospective manufacturer’s methods must conform to the agency’s cGMP regulations, which must be followed at all times. The prospective manufacturer must submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, compliance and quality control to ensure full regulatory compliance. The submission of the BLA is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all applications submitted before it accepts them for filing. It may request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the BLA is accepted for filing, the FDA reviews the application to determine, among other things, whether a product is safe and efficacious for its intended use. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its BLA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically composed of a panel of physicians and other experts, for review, evaluation, and an approval recommendation. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines.

The overall regulatory process is similar within the EU insofar as the sponsor needs to demonstrate a favorable risk-benefit ratio of the biological product, as well as reproducible manufacturing methods. The European equivalent of the BLA is called the Marketing Authorization Application (MAA). There are two different procedures to file an MAA: the Centralized Registration Procedure and the Mutual Recognition Procedure. The Centralized Registration Procedure allows for simultaneous approval throughout the EU. The Mutual Recognition Procedure provides for initial approval in one country that can be used to seek approval in additional countries within the EU. There have been different requirements from country-to-country with regard to initiating clinical trials. However, that is also in the process of being standardized. A new standardized procedure, the Clinical Trials Application, was introduced in the EU during 2004.

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

Special Protocol Assessment (SPA)

The Company has reached agreement with the FDA on an SPA for both pivotal Phase III trials of NicVAX. The SPA is a process that provides for an official FDA evaluation of Phase III clinical study protocols. The SPA provides trial sponsors with binding written agreement that the design and analysis of the studies are adequate to support a license application submission if the study is performed according to the SPA parameters and the results are successful. The SPA agreement may only be changed by the sponsor company or the FDA by a written agreement, or if the FDA becomes aware of a substantial scientific issue essential to product efficacy or safety.

European Regulatory Scientific Advice (SA)

The Company announced in June 2009 that it has obtained SA from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) for NicVAX. Although not binding on the EMEA, the SA is intended to optimize Research and Development, reduce uncertainty in regulatory outcomes and accelerate time to approval of a marketing authorization application.

Post-Approval Regulation

After approval, biological products are subject to ongoing review. The failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of operations, injunctions, fines, civil penalties or criminal prosecution.

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

COMPETITION

Existing products in the smoking cessation marketplace consist of three general categories of therapeutic approach: (a) direct nicotine replacement; (b) anti-depressant therapy; and (c) nicotine receptor partial agonists. Nicotine replacement therapies (NRTs) represent a first generation approach to assisting smokers to quit by substituting a less harmful form of nicotine than inhalation by smoking. NRTs are mildly effective and support smoking cessation in combination with behavioral modification counseling. NRTs come in a number of forms of administration: gums, patches, lozenges and inhalers. Many forms of NRTs are currently available over the counter. Zyban is the only anti-depressant which is FDA approved specifically to aid smoking cessation that acts mainly through a reduction in craving and withdrawal symptoms. Pfizer Inc.’s Chantix® product, a nicotine receptor partial agonist, represents a new class of prescription therapeutic that blocks nicotine from interacting with the nicotine receptor in the brain and has defined a new standard of care. More recently, it has been reported that Chantix causes some untoward neuropsychiatric side effects including suicides, suicide ideations and other psychotic behaviors. This has led the FDA to require Pfizer to add a “boxed warning” on the Chantix label.

Examples of other product candidates in development that pose competitive risk are additional selective glycine receptor antagonists (GlaxoSmithKline; Phase II) and additional nicotine-derived therapeutic vaccines. Nic-002 (Phase II), TA-Nic (Phase II) and Niccine are nicotine-derived therapeutic vaccines being developed by Cytos Biotechnology/Novartis Pharmaceuticals, Celtic Pharmaceuticals and Independent Pharmaceutica, respectively, which if successfully developed and registered, may directly compete with NicVAX. Recently, Cytos announced that an interim analysis showed that Nic-002 did not achieve its primary end point of smoking cessation in a Phase II study. Results from a Phase II proof of concept of TA-Nic were expected in 2008 but so far no announcements have been made regarding the vaccine’s performance in the study. Finally, Independent Pharmaceutica’s Niccine is also engaged in a relapse prevention Phase II proof of concept study.

For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors.”

EMPLOYEES

We believe that relations between our management and our employees are generally good. None of our employees are covered by a collective bargaining agreement. We had a total of 42 employees at December 26, 2009.

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

ITEM 1A. RISK FACTORS

Statements in this document that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase III clinical trials for NicVAX; GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to attract, retain and motivate key employees; our ability to collect any further milestones and royalty payments under the PhosLo and PentaStaph agreements; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to successfully contract with contract manufacturing organizations for the manufacture and supply of NicVAX; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carry forwards. These factors and others are more fully discussed below.

Each of the following risk factors could adversely affect our business, operating results and financial condition.

Our remaining product candidate is in clinical trials and the results from these trials may not be favorable.

NicVAX is undergoing Phase III clinical testing involving the conduct of two clinical trials. These trials may not meet their defined endpoints, and, even if they do achieve their endpoints, we cannot be certain that results from future clinical trials will be positive. Unfavorable clinical trial results in any clinical trial will adversely affect our business plans and have an adverse effect on our market valuation and our future business, financial condition and results of operations. For example, if one or both of the two Phase III trials for NicVAX are unsuccessful, the FDA may not approve NicVAX for licensure or GSK may not exercise the NicVAX option, either or both of which would adversely affect our business plans, our market valuation, financial condition and results of operations.

GSK may not exercise the NicVAX option which would have a material adverse effect on our future business, financial condition and results of operations.

In November 2009, we also entered into an exclusive license and option agreement with GSK for NicVAX which closed on March 5, 2010. Under the agreement, we are responsible for developing the current generation of the vaccine at our cost until the end of the Phase III efficacy and consistency lot trials. At that stage, even if the trials are successful, GSK may not exercise the NicVAX option to acquire the worldwide rights to the vaccine. In this circumstance, we would need to commercialize NicVAX ourselves (which we currently do not have the resources to do) or find another commercialization partner, the likelihood of which will depend on numerous factors, including whether GSK is commercializing a future generation candidate nicotine vaccine. The failure of GSK to exercise the NicVAX option or to successfully commercialize NicVAX after exercising the option, or our inability in such a circumstance to commercialize NicVAX ourselves or find a commercialization partner would have material adverse effect on our market valuation and our future business, financial condition and results of operations.

GSK may not be successful in developing and commercializing the future generation candidate vaccine.

Under the option and license agreement for NicVAX, we granted GSK an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives) and using their own proprietary technologies. We may be eligible for milestones and royalties from such development, if successful. If such development and commercialization by GSK is not successful, we will not receive future milestones and royalties related to future generation candidate products which could have a material adverse effect on our business plans, market valuation, financial condition and results of operations.

We do not have sufficient resources to fully develop, commercialize and market NicVAX and will require a successful partnership with GSK, another partner or additional financing to do so.

We have incurred and will continue to incur significant costs in connection with the development of NicVAX, including the cost of clinical trials and manufacturing products for clinical trials as well as the cost of the regulatory process. NicVAX will not generate sales for several years, if at all. We expect that our existing capital resources will enable us to maintain our operations for at least the next 12 months based on current activities; however, there can be no assurance that we will be successful in realizing sufficient proceeds from our exclusive license and option agreement of NicVAX with GSK or alternative financings to meet our future operating needs. Our inability to do so would have a material adverse effect on our market valuation and our future business, financial condition and results of operations.

Our inability to successfully manage the activities under our PentaStaph transition services agreement with GSK could have an adverse effect on our financial condition and results of operations.

In connection with the sale of PentaStaph to GSK in November 2009 we also entered into a transition services agreement under which we agreed to provide certain services to GSK at cost and have the right to receive milestone payments upon achievement of certain milestones. As of February 2010, we achieved two of the four milestones and received $13 million in payments. If we are unable to successfully manage our relationship with GSK, the U.S. military and other third-party vendors, consultants and contractors involved with PentaStaph, or if we are unable to successfully conclude the activities relating to the remaining two milestones, we may not receive the remaining milestone payments. The failure to obtain such milestone payments could have a material adverse effect on our market valuation and our future business, financial condition and results of operations.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm our operations.

Our ability to compete in the highly competitive biopharmaceutical industry depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. In order to induce valuable employees to remain at the Company, in 2006 we created a retention program offering to certain key employees, cash and equity incentives that vest over time. At the end of 2007 and in 2008, we made equity and cash retention awards designed to motivate and retain key employees. The value to our employees of these incentives is significantly affected by our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, manufacturing, research and clinical teams may terminate their employment with us on short notice with a material impact on the Company. The loss of the services of any of our key employees could potentially harm our future business, financial condition and results of operations. Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. If we are unable to continue to attract and retain the right balance of high quality personnel with suitable expertise, our business and ability to continue our business and development programs will be adversely effected.

We may not collect any further milestone or royalty payments under the PhosLo Agreement.

We may not collect any further milestone or royalty payments under the PhosLo Agreement with Fresenius. We received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 10, 2010. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. There can be no assurance of the completion of additional milestones or sales of the new product formulation. If any additional milestones are not completed or if there are no sales of the new product formulation, we will not collect the related future milestone or royalty payments under the PhosLo Agreement.

We depend upon third parties to manufacture NicVAX.

We depend upon third parties to manufacture our products in development. We entered into various development agreements with Contract Manufacturing Organizations (CMOs) to transfer the manufacturing technologies and know-how of NicVAX. Under these development agreements our CMOs are required to manufacture material to demonstrate their ability to consistently manufacture NicVAX. If the CMOs fail to demonstrate their ability to consistently manufacture NicVAX or the manufactured product does not meet the stringent quality required by the various regulatory agencies for biologics, it may adversely impact GSK’s decision to exercise the option, delay filing of the license submission of NicVAX and adversely affect our business plans, our market valuation, financial condition and results of operations. We are in the process of negotiating long-term commercial agreements with these organizations. There can be no assurance that we will be able to secure such agreements and even if we do secure such agreements, there can be no assurance that the various CMOs will be able to successfully manufacture sufficient quantities of quality products on a timely basis to permit continued development of our products and to commercialize our products in development. Creating and transferring a manufacturing process for biopharmaceutical products and manufacturing those products are complicated endeavors often fraught with technical difficulties that can significantly delay or prevent the successful manufacture of those products. At times, contract manufacturers have failed to meet our needs and we have experienced product losses at our contract fill and finisher. The failure of our contract manufacturers to supply us with sufficient amounts of quality product on a timely basis to meet our clinical or commercial needs, or to renew their contracts with us on commercially reasonable terms or at all, or to transfer manufacturing capability to a new contract manufacturer, would have a material adverse effect on our future business, financial condition and results of operations.

Our patents and proprietary rights may not provide sufficient protection, and patents of other companies could prevent us from developing and marketing NicVAX.

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

Competition in the development of biopharmaceutical products is intense, both from pharmaceutical and biotechnology companies, and is expected to increase. Many of our competitors have greater financial resources and larger research and development and marketing staff and budgets than we have, as well as substantially greater experience in developing products, obtaining regulatory approvals, manufacturing and marketing biopharmaceutical products. We compete with our competitors to (i) develop and market products; (ii) acquire products and technologies; and (iii) attract and retain qualified scientific personnel. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective, affordable or profitable than those that we are developing or marketing. In addition, one or more of our competitors may achieve product commercialization of or patent protection for competitive products earlier than us, which would preclude or substantially limit sales of our products. The successful development, commercialization or marketing by any of our competitors of any such products could have a material adverse effect on our future business, financial condition and results of operations.

The market may not be receptive to NicVAX or any future generation candidate nicotine vaccines upon their introduction.

There can be no assurance that any of our products in development will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the clinical efficacy and safety of the products;

•	the potential advantages over existing treatment methods to the medical community;

•	results and timing of clinical studies conducted by our competitors;

•	regulatory approvals;

•	any limitation of indications in regulatory approvals;

•	the prices of such products; and

•	reimbursement policies of government and third-party payers.

The failure of NicVAX or any future generation candidate nicotine vaccine to gain market acceptance could have a material adverse effect on our future business, financial condition and results of operations.

The failure to comply with extensive regulations enforced by the FDA and foreign regulatory agencies could prevent or delay the sale of NicVAX or any future generation candidate nicotine vaccine.

Research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by various government authorities. The process of obtaining FDA, foreign regulatory agency or other required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

•	the severity of the disease or condition;

•	the quality of submission;

•	the clinical efficacy and safety of the product;

•	the strength of the chemistry and manufacturing control of the process;

•	the compliance record and controls of the manufacturing facility;

•	the availability of alternative treatments; and

•	the risks and relative efficacy benefits demonstrated in clinical trials.

Regulatory authorities also may require post-marketing surveillance to monitor potential adverse effects of our products or product candidates. The U.S. Congress, or the FDA in specific situations, can modify the regulatory process. Further, Congress can enact legislation that provides a formalized mechanism in the U.S. to allow for the approval of generic versions of biological products, which currently are not available.

Finished products and their components used for commercial sale or in clinical trials must be manufactured in accordance with cGMP requirements, a series of complex regulations and recommendations in guidance documents that govern manufacturing processes and procedures to assure the quality of our product candidates and products approved for commercial distribution. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, its components, or our other product candidates for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations, the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may result in an inability to receive approval, recall of products, delay in approval or restrictions on the product or on the manufacturing post-approval, including the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closure of our facility or the facility of a third party manufacturer. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

Some of our products are in clinical trials. There can be no assurance that we or GSK will be able to obtain the necessary approvals to manufacture or market any of NicVAX or any future generation candidate nicotine vaccine. Failure to obtain regulatory approvals for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions which could have a material adverse effect on our future business, financial condition and results of operations.

New regulations may be enacted and existing regulations, their interpretation and enforcement, are subject to change. There can be no assurance that we will be able to continue to comply with any regulations.

We may be subject to costly and damaging product liability and other claims in connection with the development and commercialization of NicVAX.

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

Product liability and directors and officers insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of NicVAX progresses, or those existing or future claims against us will be covered by our insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset any claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition and results of operations. Further, if we were unable to obtain directors and officers liability insurance, it could affect adversely our ability to attract and retain directors and officers.

There are potential limitations on third-party reimbursement, complex regulations for reimbursement of products and other pricing-related matters that could adversely affect our ability to successfully commercialize, and impair our ability to generate sufficient revenues from, NicVAX and any future generation candidate vaccine.

Our ability or the ability of our partners to commercialize our products and related treatments depends in part upon the availability of, and our ability to obtain adequate levels of reimbursement from government health authorities, private healthcare insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and there can be no assurance that adequate third-party payer coverage will be available, if at all. There are high levels of regulatory complexity related to reimbursement from U.S. and other government payers that can significantly limit available reimbursement for marketed products. In the U.S., government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the coverage and level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for specific disease indications for which the FDA has not granted marketing approval. The cost containment measures that healthcare providers are instituting or the impact of any healthcare reform laws could have an adverse effect on our ability to sell our products or may have a material adverse effect on our future business, financial condition and results of operations. Within the EU, a number of countries use price controls to limit reimbursement for pharmaceutical products. There can be no assurance that reimbursement in the U.S., the EU or other markets will be available for NicVAX or any future generation candidate nicotine vaccine, or, if available, will not be reduced in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products in development. The unavailability of government or third-party reimbursement or the inadequacy of the reimbursement for medical treatments using NicVAX or any future generation candidate nicotine vaccine could have a material adverse effect on our future business, financial condition and results of operations.

Our ability to use our federal and state net operating loss carry forwards to reduce taxable income generated in the future could be substantially limited.

Our ability to use our net operating losses may be subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue

Code of 1986, as amended as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our net operating loss carry forwards, a significant portion of our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. Additionally, such limitation may result in our net operating losses expiring before we have the ability to use them. Moreover, the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby further limiting our net operating loss carry forward.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office, laboratory and warehouse space in Rockville, Maryland. The laboratory space is leased on a month to month basis. We lease a facility in Bray, Ireland with a term through 2030. We have the right to terminate the lease under certain circumstances in 2015. We do not currently occupy this facility and have fully subleased the facility to a third party.

ITEM 3. LEGAL PROCEEDINGS

We are parties to legal proceedings that we believe to be ordinary, routine litigation, incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse affect on our financial condition, results of operations, or cash flows.

ITEM 3(a). EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Nabi Biopharmaceuticals are as follows:

Name	Age	Position
Raafat E.F. Fahim, Ph.D.	56	Chief Executive Officer, President, Acting Chief Financial Officer and Director

Paul Kessler, M.D.	54	Senior Vice President, Clinical, Medical and Regulatory Affairs and Chief Medical Officer

Matthew W. Kalnik, Ph.D.	47	Senior Vice President, Strategic Planning and Business Development

Dr. Fahim has served as Chief Executive Officer and President since January 22, 2008 and also as acting Chief Financial Officer since May 27, 2008. From July 2007 to January 2008, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company and Chief Operating Officer and General Manager of the Biologics SBU. From March 2003 to July 2007, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company. From 2002 to 2003, Dr. Fahim was an independent consultant, working with Aventis Pasteur and other companies worldwide on projects that included product development, manufacturing, process improvement, quality operations and regulatory issues. From 2001 to 2002, he served as President and Chief Operating Officer of Lorus Therapeutics, Inc., a biopharmaceutical company. From 1987 to 2001, Dr. Fahim was employed by Aventis Pasteur where he was instrumental in developing several vaccines from early research to marketed products. During his employment with Aventis Pasteur, Dr. Fahim held the positions of Vice President, Industrial Operations; Vice President, Development, Quality Operations and Manufacturing; Director of Product Development and head of bacterial vaccines research/research scientist. He received his Ph.D. in Biochemistry from the University of Toronto.

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

Dr. Kalnik was appointed to the role of Senior Vice President, Strategic Planning and Business Operations in March 2009. He joined the Company as Vice President, Business Development and Project Management in July 2007. Prior to joining Nabi Biopharmaceuticals, Dr. Kalnik held senior management team positions at innovative biotechnology companies including Executive Vice President, Head of Business Development, at VistaGen Therapeutics and Senior Vice President, Business Development and Licensing, and corporate officer at Genaissance Pharmaceuticals. He has also served in an executive capacity in R&D and commercial development at global pharmaceutical companies Pfizer (Pharmacia) and Daiichi Medical Research including Executive Director, Commercial Development; Sr. Director, Development Technology, Medical Research; and Director, Technology Acquisitions, Discovery Research & Exploratory Development. Dr. Kalnik also founded Hedgerow Consulting and has authored more than a dozen primary research papers. He holds a Bachelor of Science in Chemistry from the University of North Carolina at Chapel Hill (1984) and an M.A, M.Sc. & Ph.D. in Molecular Biophysics from Columbia University (1989) and conducted his post-doctoral fellowship in Molecular Biology at The Scripps Research Institute in La Jolla, California.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “NABI”. The following table sets forth for each period the high and low sale prices for our common stock (based upon intra-day trading) as reported by the Nasdaq National Market.

		High	Low
2009:
	First Quarter ended March 28, 2009	$4.75	$3.10
	Second Quarter ended June 27, 2009	4.20	2.29
	Third Quarter ended September 26, 2009	3.76	2.15
	Fourth Quarter ended December 26, 2009	5.30	3.16

2008:
	First Quarter ended March 29, 2008	$4.05	$3.22
	Second Quarter ended June 28, 2008	4.50	3.69
	Third Quarter ended September 27, 2008	6.16	3.81
	Fourth Quarter ended December 27, 2008	4.98	2.75

The closing price of our common stock on February 16, 2010 was $5.23 per share. The number of record holders of our common stock on February 16, 2010 was 881.

No cash dividends have been paid on our common stock and none are anticipated in 2010. If our Board of Directors determines that we have cash and cash equivalents in excess of what is needed to fund our liabilities and projected operating needs, it may consider a distribution to stockholders of a portion of the net cash proceeds from the NicVAX Agreement, by a special dividend, a self-tender, a stock repurchase or any combination of the foregoing, or through other mechanisms. Our Board of Directors has not determined if such a distribution will be made and, if made, the amount and timing of any such distribution or its form. Accordingly, we cannot assure you that we will distribute any of the net cash proceeds from the transactions contemplated by the NicVAX Agreement to our stockholders in the event the transactions contemplated by the NicVAX Agreement are consummated.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER OF 2009

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
11/1/2009-11/28/2009	129,959	$4.90	129,959	$24.4 million
11/29/2009-12/26/2009	853,658	$5.05	853,658	$20.1 million

Total	983,617	$5.03	983,617	$20.1 million

(1)

On December 6, 2007, we announced that our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. This share repurchase program includes the $3.1 million outstanding balance from the $5 million share repurchase program we announced in 2001. Repurchased shares have been accounted for as treasury stock. Subsequent to year end, through March 10, 2010, we have repurchased an additional 1,822,233 shares for $9.2 million.

COMPARATIVE STOCK PERFORMANCE

The following graph and chart compare, during the five-year period commencing December 25, 2004 and ending December 26, 2009, the annual change in the cumulative total return of our common stock with the NASDAQ Stock Market (Composite) and the NASDAQ Biotech Stocks indices, assuming the investment of $100 on December 25, 2004 (at the market close) and the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Nabi Biopharmaceuticals, The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

*	$100 invested on 12/25/04 in stock or 12/31/04 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

	2004	2005	2006	2007	2008	2009
Nabi Biopharmaceuticals	$100.00	$22.38	$44.90	$24.97	$21.59	$31.92
NASDAQ Composite	$100.00	$101.41	$114.05	$123.94	$73.43	$105.89
NASDAQ Biotechnology	$100.00	$117.54	$117.37	$121.37	$113.41	$124.58

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 26, 2009 that was derived from our audited consolidated financial statements. The consolidated financial data for 2008, 2007, 2006 and 2005 have been adjusted, as further described in Note 2 to our consolidated financial statements as of and for the year ended December 26, 2009. Effective January 1, 2009, we adopted new accounting guidance relating to our Convertible Senior Notes. The new accounting guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered conventional debt instruments and (2) issuers of such instruments should separately account for the liability component and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted the new guidance in the first quarter 2009.

The selected financial data should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended
(in thousands, except per share amounts)	December 27, 2009	December 29, 2008 (as adjusted)	December 30, 2007 (as adjusted)	December 31, 2006 (as adjusted)	December 25, 2005 (as adjusted)
Statement of Operations Data:
Revenue:
Revenue	$10,489	$—	$—	$—	$—
Operating expenses:
Cost of services	1,988	—	—	—	—
General and administrative expense	9,987	12,415	26,090	32,576	37,042
Research and development expense	16,490	12,556	18,841	28,745	57,788
Amortization of intangible assets	—	—	—	—	414
Impairment of vaccine manufacturing facility	—	—	—	—	19,842
Write-off of inventory and manufacturing right	—	—	—	—	7,554

Operating loss	(17,976)	(24,971)	(44,931)	(61,321)	(122,640)
Interest income	368	4,579	6,026	4,148	4,094
Interest expense	(1,071)	(3,902)	(9,007)	(8,733)	(5,907)
Other income (expense), net	(48)	(1,454)	446	(66)	(478)

Loss from continuing operations before income taxes	(18,727)	(25,748)	(47,466)	(65,972)	(124,931)
(Provision) benefit for income taxes	—	2,765	14,265	753	2,916

Loss from continuing operations	(18,727)	(22,983)	(33,201)	(65,219)	(122,015)
Net income (loss) from discontinued operations	—	4,245	71,587	1,250	12,726

Net income (loss)	$(18,727)	$(18,738)	$38,386	$(63,969)	$(109,289)

Basic and diluted income (loss) per share:
Continuing operations	$(0.37)	$(0.44)	$(0.55)	$(1.09)	$(2.08)
Discontinued operations	0.00	0.08	1.19	0.02	0.22

Basic and diluted income (loss) per share	$(0.37)	$(0.36)	$0.64	$(1.07)	$(1.86)

Balance Sheet Data (at year end):
Cash, cash equivalents and marketable securities	$118,999	$130,338	$219,206	$118,727	$106,934
Working capital	95,783	134,540	205,893	217,715	185,561
Total assets	131,317	144,221	239,236	267,431	331,429
Convertible senior notes	5,951	15,202	64,450	93,001	88,106
Total stockholders’ equity	$97,407	$121,382	$154,486	$129,254	$184,959

Adjusted retrospectively for the adoption of guidance pertaining to convertible debt instruments that may be settled in cash upon conversion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Strategy

We are a biopharmaceutical company focused on the development of vaccines addressing unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in these areas. Our sole product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse. We recently completed an option and license agreement for NicVAX with GSK. In November 2009 we sold our development product PentaStaph™ [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus, to GSK. We are incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

NicVAX is an investigational therapeutic vaccine for smoking cessation, based on patented technology. Smoking cessation market is a large unmet medical need that exceeds $4 billion. Nicotine, a non-immunogenic small molecule, can upon inhalation through smoking, cross the blood-brain barrier and reach specific receptors in the brain, causing the release of dopamine thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on an SPA for the pivotal Phase III clinical trial for NicVAX. The SPA forms the foundation to support approval of an NDA. In June 2009, we announced that we received scientific advice from EMEA, which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009 we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009 we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is also the first such trial for an addiction vaccine, confirming NicVAX’s first in class nicotine vaccine in smoking cessation.

In November 2009, we announced that we had signed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of a second-generation nicotine vaccine. The agreement required the approval of our shareholders, which we obtained on March 2, 2010; we successfully closed the transaction with GSK on March 5, 2010. Upon closing, we are entitled to receive a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million upon closing, the total consideration we may receive under the agreement is more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We will also receive royalties on global sales of

NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of next generation nicotine vaccines. Also in November 2009, Nabi announced the initiation of the first of two Phase III efficacy trials required for licensure of the product. The results of the first Phase III trial is expected in the second half of 2011. Nabi plans on initiating the second Phase III trial in the first half of 2010.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from NIH. We announced two significant events in 2008 that helped advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with NIAID, to conduct pre-clinical toxicology evaluation of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria; this testing was concluded in 2009. In December 2008, we entered into a research and development agreement with the DoD, to conduct a series of collaborative clinical trials for PentaStaph. With these agreements in place, we were able to advance the development of PentaStaph much further and faster than we could on our own.

In August 2009, we announced that GSK had signed an APA, for PentaStaph for a total consideration of $46 million including a $20 million upfront payment upon closing and $26 million upon achievement of certain milestones. The PentaStaph sale closed in November 2009, and we received payment from GSK of $21.5 million representing the upfront payment of $20 million, an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a TSA, to help GSK advance the program while in parallel transferring the technology to GSK. Under the TSA GSK will reimburse us for the cost of such activities, and we are eligible to receive up to an additional $26 million for the achievement of milestones related to the TSA. Accordingly, we are continuing to develop PentaStaph under contract for GSK through a Phase I/II clinical trial of two of the antigens, in collaboration with the U.S. military. On December 28, 2009 we received $5 million for the achievement of the first milestone in conjunction with the initiation of a Phase I/II clinical trial of certain PentaStaph antigens. In February 2010, we received $8 million upon completion of a second milestone. We expect to be able to complete our performance obligations under the TSA within the next 12 months.

In 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 10, 2010. We can also receive up to an additional $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 26, 2009, December 27, 2008 and December 29, 2007, should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with the information contained under “Risk Factors” in Item 1A. All amounts are expressed in thousands, except for per share and percentage data. For all periods shown, the results from our Biologics SBU, as well as the Aloprim and PhosLo product lines, have been reclassified as discontinued operations. Refer to Note 4 of our Consolidated Financial Statements.

2009 as Compared to 2008

Revenue. Revenue was $10.5 million for 2009; we had no revenues in 2008 and 2007. Revenue in 2009 reflects payments recognized under the PentaStaph agreement with GSK. This includes $3.1 million from the initial $21.5 million payment received from GSK which is being recognized as revenue ratably over the term of the TSA, currently expected to be 14 months. We also recognized $5 million of revenue in 2009 upon the successful achievement of a performance milestone and $2.4 million related to our services provided under the agreement. We expect our revenue will increase in 2010 as a result of closing the NicVAX agreement, additional revenue from the NIDA grant, reimbursement of cost of services to GSK and possibly the two remaining PentaStaph milestones.

Cost of services. Cost of services of $2.0 million represents the cost incurred by us to perform under the PentaStaph agreement with GSK with respect to the transitional services, including performance of the Phase I clinical trial and associated activities. These costs include internal labor, external contractors and allocated indirect costs.

General and administrative expenses. General and administrative expense was $10.0 million for 2009 compared to $12.4 million for 2008. The decrease of $2.4 million reflects our continued efforts to reduce overall infrastructure costs as well as a reduction in share-based compensation expense, offset in part by higher legal fees associated with the strategic alternatives process and in support of the indemnification claim by Biotest. General and administrative expenses in 2010 are expected to remain approximately at 2009 levels.

Research and development expenses. Research and development expense was $16.5 million for 2009 compared to $12.6 million for 2008. The increase of $3.9 million is primarily due to the start of the Phase III NicVAX trial, NicVAX manufacturing-related activities, and the support of the PentaStaph Phase I trial prior to the GSK agreement. The cost of the PentaStaph Phase I clinical trial will be reimbursed by GSK and a portion of the costs for the NicVAX trial is expected to be offset by grant funding from NIDA.

Research and development expenses are expected to increase in 2010 as we initiate our second NicVAX Phase III clinical trial, continue running our first Phase III NicVAX trial and continue preparing for commercial manufacturing of NicVAX.

Interest income. Interest income was $0.4 million and $4.6 million for 2009 and 2008, respectively. Interest earned on our cash and investments was lower in 2009 as compared to 2008 due to lower average cash balance and lower prevailing interest rates on our investments.

Interest expense. Interest expense was $1.1 million and $3.9 million for 2009 and 2008, respectively and consisted largely of interest expense associated with our Convertible Senior Notes. The decrease of $2.8 million was the result of the repurchase of $10.4 million of our Convertible Senior Notes in 2009.

Other income. Other income in 2008 consisted primarily of losses on the repurchase of our Convertible Senior Notes (none in 2009).

Income taxes. In 2009 and 2008 we recorded a full valuation allowance against all net deferred tax assets. As a result of the valuation allowance, our consolidated effective tax rate for both years is approximately 0%. Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $2.8 million in 2008, offset in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations.

Discontinued operations. In 2008, income from discontinued operations (net of intra-period tax allocation) of $4.2 million reflects $2.5 million of contingent proceeds from the sale of PhosLo, $2.2 million from the settlement of our arbitration with Inhibitex, and various adjustments to assets and liabilities relating to our discontinued operations.

2008 as Compared to 2007

General and administrative expenses. General and administrative expense was $12.4 million for 2008 compared to $26.1 million for 2007. The decrease of $13.7 million reflects the reduced scale of our operations following the sale of our Biologics SBU in December 2007, and our continued efforts to reduce overall infrastructure costs. We had no selling expenses in 2008. During 2007, we recorded $1.6 million of expense associated with the resignation of our former Chairman, President and Chief Executive Officer.

Research and development expenses. Research and development expense was $12.6 million for 2008 compared to $18.8 million for 2007. Research and development expenses for our NicVAX and PentaStaph vaccine candidates increased by approximately $5.0 million in 2008 as we continued to pursue clinical development. Research and development expenses for pre-clinical and other development products decreased by approximately $11.2 million, as a result of our reduced scale of operations following the sale of our Biologics SBU and as we focused our efforts on the clinical development of NicVAX and PentaStaph.

Interest income. Interest income was $4.6 million and $6.0 million for 2008 and 2007, respectively. The decrease of $1.4 million in interest income is largely the result of generally prevailing lower interest rates for our investments, offset in part by an increase in our average cash balance primarily due to the sale of our Biologics SBU in the fourth quarter of 2007.

Interest expense. Interest expense was $3.9 million and $9.0 million for 2008 and 2007, respectively, and consisted largely of interest expense associated with our Convertible Senior Notes. The decrease of $5.1 million was the result of the repurchase of $57.3 million of our Convertible Senior Notes in 2008.

Other income. Other income in 2008 and 2007 consisted primarily of gains and losses on repurchases of our Convertible Senior Notes.

Income taxes. In 2008 and 2007 we recorded a full valuation allowance against all net deferred tax assets. As a result of the valuation allowance, our consolidated effective tax rate for both years is approximately 0%. Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $2.8 million and $14.3 million in 2008 and 2007, respectively, offset each year in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities at December 26, 2009 totaled $119.0 million as compared to $130.3 million at December 27, 2008. This decline is primarily the result of payments of approximately $10.1 million for the repurchase of our Convertible Senior Notes in 2009 and approximately $7.9 million for the repurchase of shares of our common stock settled in 2009, offset in part by net cash provided by the release of $10.2 million in escrow funds related to the Biotest transaction. Subsequent to December 26, 2009, we expect a payment of $40 million as a result of closing the NicVAX transaction with GSK on March 5, 2010.

Cash used in operating activities from continuing operations was $3.6 million, $22.8 million and $42.6 million for 2009, 2008 and 2007, respectively. In 2009, cash used in operating activities included cash expenditures for general and administrative expenses and research and development expenses, partially offset by $21.5 million received in connection with the closing of the PentaStaph sale to GSK. Cash used in operating activities in 2008 and 2007 included cash expenditures for general and administrative expenses and research and development expenses, partially offset by interest income. Cash provided by operating activities from discontinued operations was $9.8 million, $3.9 million and $15.9 million for 2009, 2008 and 2007, respectively.

Cash provided by (used in) investing activities from continuing operations was ($35.6) million, ($22.2) million and $30.9 million for 2009, 2008 and 2007, respectively, which consists largely of net proceeds from the sale (purchases) of marketable securities.

Cash provided by investing activities from discontinued operations of $1.6 million in 2008 and $176.4 million in 2007 includes net cash proceeds related to the sale of Biologics SBU and our Aloprim and PhosLo products.

In 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In 2009 the Company acquired 2.0 million shares at a cost of $8.1 million with an average cost per share of $3.94. As the purchase of treasury shares are accounted for on the trade date, the settlement of trades executed in the fourth quarter of 2008 which were settled in the first quarter of 2009 increased the cash used to purchase treasury shares in the first quarter by $0.3 million offset by the settlement of trades executed in the fourth quarter of 2009 which were settled in the first quarter of 2010 by $0.5 million, At December 26, 2009, $20.1 million remains available for share repurchase under the current authorization. Repurchased shares have been accounted for as treasury stock using the cost method. Subsequent to year end, through March 10, 2010, we have repurchased an additional 1,822,233 shares for $9.2 million, leaving $10.9 million available for share repurchase under the current program.

In 2005, we issued $112.4 million of Convertible Senior Notes through a private offering to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933, as amended, or the Securities Act. Net cash proceeds from the offering totaled $108.7 million. In 2007 we repurchased $38.8 million of our Convertible Senior Notes and in 2008 we repurchased an additional $57.3 million of our Convertible Senior Notes. In 2009 we repurchased an additional $10.4 million of our Convertible Senior Notes. As of December 26, 2009, we have approximately $6.1 million face value of our Convertible Senior Notes outstanding. Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. We can redeem our Convertible Senior Notes at 100% of their principal amount, plus accrued and unpaid interest, any time on or after April 18, 2010. Holders of our Convertible Senior Notes may require us to repurchase our Convertible Senior Notes for 100% of their principal amount, plus accrued and unpaid interest, on April 15, 2010, April 15, 2012, April 15, 2015 and April 15, 2020, or following the occurrence of a change in control as defined in the indenture agreement governing the Notes. We may continue to repurchase our Convertible Senior Notes in the open market or in privately negotiated transactions or redeem them under the terms of the indenture agreement commencing in April 2010.

We believe cash, cash equivalents and marketable securities on hand at December 26, 2009 will be sufficient to meet our anticipated cash requirements for operations and debt service for at least the next 12 months.

The following table provides information as of December 26, 2009 with respect to the amounts and timing of our known material contractual obligations as specified below. As of December 26, 2009, there were no significant contractual obligations related to our discontinued operations.

Contractual Obligations	2010	2011	2012	2013	2014	After 2014	Total
Open purchase orders	$137	$—	$—	$—	$—	$—	$137
Operating leases	867	751	116	116	116	—	1,966
Clinical trial agreements	4,331	510	51	—	—	—	4,892
Convertible senior notes	6,050	—	—	—	—	—	6,050
Interest payments	87	—	—	—	—	—	87

Total	$11,472	$1,261	$167	$116	$116	$—	$13,132

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

Revenue recognition: Our revenue-generating arrangements may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments. In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics. We analyze our cost reimbursable grants to determine whether we should report such reimbursements as revenue or as an offset to our research and development expenses incurred. In 2009 and 2007, we recorded approximately $1.6 million and $1.5 million, respectively of costs reimbursed by the government as an offset to research and development expenses (none in 2008).

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are recorded as deferred revenue and recognized ratably over the underlying performance period. Milestone payments are recognized as revenue when the (i) milestones are achieved, (ii) no further performance obligations with respect to the milestone exist, (iii) collection is reasonably assured, and (iv) substantive effort was necessary to achieve the milestone. Milestones are considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and, (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations. Payments for contractual services are recognized as revenue when earned, typically when the services are rendered.

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

Research and development expenses: Except for advance payments, which are recognized over the life of the contract, research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses, (including an allocation of the costs of facilities and overhead). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due.

Share-based compensation: We currently account for equity-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

New Accounting Pronouncements

In 2009 and 2008, we adopted several new accounting and disclosure requirements. These newly adopted requirements included (i) new disclosure requirements about our non-financial assets and liabilities; (ii) new accounting and reporting standards for non-controlling interests in subsidiaries; (iii) new disclosures about derivative financial instruments; (iv) new accounting for deferred compensation and other post-retirement benefits; (v) new accounting for certain collaborative agreements; (vi) new accounting for instruments indexed to our own stock; and (vii) new accounting for advance payments for goods or services to be used in future research and development activities. The adoption of these new requirements did not have a material impact on our consolidated financial statements.

In the first quarter of 2009, we adopted new accounting requirements for convertible debt instruments that may be settled in cash upon conversion. This new guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. Our Convertible Senior Notes fall within the scope of this guidance. While the new guidance does not change the cash flow requirements under our Convertible Senior Notes, non-cash interest expense will increase as a result of amortizing the discounted carrying value of our Convertible Senior Notes. The adoption of this new guidance had the impact of decreasing our diluted earnings per share from continuing operations by approximately $0.15 per share, $0.14 per share and $0.09 per share in 2008, 2007 and 2006, respectively, as a result of non-cash interest expense recorded in connection with the adoption. See Note 2 to the Consolidated Financial Statements for further discussion.

There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011, we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements. Our license agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have “trading” or “other than trading” portfolios of market risk sensitive instruments, and we do not purchase hedging instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

At December 26, 2009, we had cash, cash equivalents and marketable securities in the amount of $119.0 million. Our exposure to market interest rate risk relates solely to our cash, cash equivalents and marketable securities. Cash equivalents and marketable securities consist principally of money market funds placed with major financial institutions. Because of the nature of these funds and the short-term maturities of their investment securities, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Interest income was $0.4 million for 2009.

The carrying value of our Convertible Senior Notes was $6.0 million at December 26, 2009. Based on quoted market prices for our Convertible Senior Notes, their fair value was approximately $5.7 million at December 26, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited Nabi Biopharmaceuticals’ (the “Company”) internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nabi Biopharmaceuticals’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nabi Biopharmaceuticals maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Nabi Biopharmaceuticals and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 10, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals at December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt that may be settled in cash upon conversion, effective December 28, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of Nabi Biopharmaceuticals as of December 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 10, 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data	December 26, 2009	December 27, 2008 (as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$59,510	$106,438
Marketable securities	59,489	23,900
Receivables (net)	6,690	—
Prepaid expenses and other current assets	4,004	1,430
Restricted cash related to discontinued operations	—	10,163
Assets of discontinued operations	—	246

Total current assets	129,693	142,177
Property and equipment, net	855	1,315
Other assets	769	729

Total assets	$131,317	$144,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,735	$1,226
Accrued expenses and other current liabilities	4,961	3,030
Deferred revenue	18,447	—
2.875% convertible senior notes, net	5,951	—
Liabilities of discontinued operations	2,816	3,381

Total current liabilities	33,910	7,637
2.875% convertible senior notes, net	—	15,202

Total liabilities	33,910	22,839
Stockholders’ equity:
Convertible preferred stock, par value $0.10 per share; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.10 per share; 125,000,000 shares authorized; 62,782,990 and 62,396,414 shares issued, respectively	6,278	6,239
Capital in excess of par value	365,841	363,003
Treasury stock, 12,930,460 and 10,881,846 shares, respectively, at cost	(50,267)	(42,187)
Other comprehensive income (loss)	(20)	60
Accumulated deficit	(224,425)	(205,733)

Total stockholders’ equity	97,407	121,382

Total liabilities and stockholders’ equity	$131,317	$144,221

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
In thousands, except per share data	December 26, 2009	December 27, 2008 (as adjusted)	December 29, 2007 (as adjusted)
Revenue:
Revenue	$10,489	$—	$—
Operating expenses:
Cost of services	1,988	—	—
General and administrative expenses	9,987	12,415	26,090
Research and development expenses	16,490	12,556	18,841

Operating loss	(17,976)	(24,971)	(44,931)
Interest income	368	4,579	6,026
Interest expense	(1,071)	(3,902)	(9,007)
Other income (expense), net	(48)	(1,454)	446

Loss from continuing operations before income taxes	(18,727)	(25,748)	(47,466)
Benefit from income taxes	—	2,765	14,265

Loss from continuing operations	(18,727)	(22,983)	(33,201)
Discontinued operations:
Income (loss) before gain on disposals, net of tax benefit (provision) of $2.8 million and $0.7 million in 2008 and 2007	—	4,245	4,036
Gain on disposals, net of tax provision of $15.0 million in 2007	—	—	67,551

Income from discontinued operations	—	4,245	71,587

Net income (loss)	$(18,727)	$(18,738)	$38,386

Basic and diluted income (loss) per share:
Continuing operations	$(0.37)	$(0.44)	$(0.55)
Discontinued operations	0.00	0.08	1.19

Basic and diluted income (loss) per share	$(0.37)	$(0.36)	$0.64

Basic and diluted weighted average shares outstanding	50,633	51,866	60,295

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Treasury Stock		Accumulated Deficit	Other Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
In thousands	Shares	Amount		Shares	Amount
Balance at December 30, 2006	61,486	$6,149	$327,228	(806)	$(5,321)	$(216,668)	$—	$111,388
Retrospective application of new accounting guidance	—	—	26,579	—	—	(8,713)	—	17,866

Balance at December 30, 2006, as adjusted	61,486	$6,149	$353,807	(806)	$(5,321)	$(225,381)	$—	$129,254
Net income	—	—	—	—	—	38,386	—	38,386

Comprehensive income								38,386
Purchase of convertible senior notes	—	—	(1,229)	—	—	—	—	(1,229)
Stock options exercised	229	23	966	—	—	—	—	989
Share-based compensation expense	—	—	4,981	—	—	—	—	4,981
Purchase of treasury stock	—	—	—	(5,001)	(18,287)	—	—	(18,287)
Stock issued under Employee
Stock Purchase Plan	97	9	343	—	—	—	—	352
Restricted stock awards, net	297	30	(30)	—	—	—	—	—
Directors fees paid in stock	8	1	39	—	—	—	—	40

Balance at December 29, 2007, as adjusted	62,117	$6,212	$358,877	(5,807)	$(23,608)	$(186,995)	$—	$154,486
Net loss	—	—	—	—	—	(18,738)		(18,738)
Other comprehensive income							60	60

Comprehensive loss								(18,678)
Purchase of convertible senior notes			962					962
Stock options exercised	120	12	360	—	—	—		372
Share-based compensation expense	—	—	2,733	—	—	—		2,733
Purchase of treasury stock	—	—	—	(5,075)	(18,579)	—		(18,579)
Stock issued under Employee
Stock Purchase Plan	28	3	83	—	—	—		86
Restricted stock awards, net	132	12	(12)	—	—	—		—

Balance at December 27, 2008, as adjusted	62,397	$6,239	$363,003	(10,882)	$(42,187)	$(205,733)	$60	$121,382
Net loss						(18,727)		(18,727)
Other comprehensive income							(80)	(80)

Comprehensive loss								(18,807)
Stock options exercised	140	14	417					431
Share-based compensation expense	—		2,463					2,463
Purchase of treasury stock	—			(2,048)	(8,080)			(8,080)
Stock issued under Employee
Stock Purchase Plan	40	4	93					97
Restricted stock awards, net	206	21	(21)					—
Purchase of convertible senior notes			(114)			35		(79)

Balance at December 26, 2009	62,783	$6,278	$365,841	(12,930)	$(50,267)	$(224,425)	$(20)	$97,407

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
In thousands	December 27, 2009	December 27, 2008 (as adjusted)	December 29, 2007 (as adjusted)
Cash flow from operating activities:
Loss from continuing operations	$(18,727)	$(22,983)	$(33,201)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	502	574	1,725
Non-cash intra-period tax allocation	—	(2,765)	(14,265)
Accretion of discount on convertible senior notes	483	2,304	5,198
Share-based compensation	2,463	2,733	2,770
Loss (gain) on repurchase of convertible senior notes	302	1,553	(453)
Other	4	48	(5)
Changes in assets and liabilities:
Receivables	(6,685)	—	—
Prepaid expenses and other assets	(2,713)	753	122
Accounts payable, accrued expenses and other	2,298	(4,982)	(4,488)
Deferred revenue	18,447	—	—

Total adjustments	15,101	218	(9,396)

Net cash used in operating activities from continuing operations	(3,626)	(22,765)	(42,597)
Net cash provided by operating activities from discontinued operations	9,843	3,864	15,853

Net cash provided by (used in) operating activities	6,217	(18,901)	(26,744)

Cash flow from investing activities:
Purchases of marketable securities	(91,471)	(23,871)	(29,475)
Proceeds from sales and maturities of marketable securities	55,833	1,600	60,375
Capital expenditures	(4)	(53)	(110)
Other investing activities, net	—	112	80

Net cash (used in) provided by investing activities from continuing operations	(35,642)	(22,212)	30,870
Net cash provided by investing activities from discontinued operations	—	1,567	176,362

Net cash (used in) provided by investing activities	(35,642)	(20,645)	207,232

Cash flow from financing activities:
Proceeds from issuance of common stock for employee benefit plans	528	128	728
Purchase of common stock for treasury	(7,940)	(20,010)	(16,523)
Repurchase of convertible senior notes	(10,091)	(51,634)	(34,071)
Other financing activities, net	—	(83)	82

Net cash used in financing activities from continuing operations	(17,503)	(71,599)	(49,784)
Net cash (used in) provided by financing activities from discontinued operations	—	(23)	675

Net cash used in financing activities	(17,503)	(71,622)	(49,109)

Net (decrease) increase in cash and cash equivalents	(46,928)	(111,168)	131,379
Cash and cash equivalents at beginning of year	106,438	217,606	86,227

Cash and cash equivalents at end of year	$59,510	$106,438	$217,606

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

We are a biopharmaceutical company focused on the development of vaccines addressing unmet medical needs in the areas of nicotine addiction and infectious disease. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in these areas. Our sole product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse. We recently closed an option and license agreement for NicVAX with GSK. In November 2009 we sold our development product PentaStaph™ [Pentavalent S.aureus Vaccine], a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus, to GSK. We are incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

In November 2009, we announced that we had signed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of a second-generation nicotine vaccine. The agreement required the approval of our shareholders, which we obtained on March 2, 2010; we successfully closed the transaction with GSK on March 5, 2010. Upon closing, we are entitled to receive a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million upon closing, the total consideration we may receive under the agreement is more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We will also receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of next generation nicotine vaccines. Also in November 2009, Nabi announced the initiation of the first of two Phase III efficacy trials required for licensure of the product. The results of the first Phase III trial is expected in the second half of 2011. Nabi plans on initiating the second Phase III trial in the first half of 2010.

In August 2009 we announced that GSK had signed an APA, for PentaStaph for a total consideration of $46 million including a $20 million upfront payment upon closing and $26 million upon achievement of certain milestones. The PentaStaph sale closed in November 2009, and we received payment from GSK of $21.5 million representing the upfront payment of $20 million, an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. We are continuing to develop PentaStaph under contract to GSK through a Phase I/II clinical trial for two antigens, in collaboration with the U.S. military. Under the APA, we agreed to a TSA to help GSK advance the program while in parallel transferring the technology to GSK. Under the TSA, GSK will reimburse us for the cost of such activities, and we are eligible to receive up to an additional $26 million for the achievement of milestones related to the TSA. Accordingly, we are continuing to develop PentaStaph under contract for GSK through a Phase I/II clinical trial of two of the antigens, in collaboration with the U.S. military. On December 28, 2009 we received $5 million for the achievement of the first milestone in conjunction with the initiation of a Phase I/II clinical trial of certain PentaStaph antigens. In February 2010 we received $8 million upon completion of a second milestone. We expect to be able to complete our performance obligations under the TSA within the next 12 months.

Products in Development

NicVAX is an investigational therapeutic vaccine for smoking cessation, based on patented technology. Smoking cessation market is a large unmet medical need that exceeds $4 billion. Nicotine, a non-immunogenic small molecule, can upon inhalation through smoking, cross the blood-brain barrier and reach specific receptors in the brain, causing the release of dopamine thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on an SPA, for the pivotal Phase III clinical trial for NicVAX. The SPA forms the foundation to support approval of an NDA. In June 2009, we announced that we received scientific advice from EMEA, which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009 we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009 we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is also the first such trial for an addiction vaccine, confirming NicVAX’s first in class nicotine vaccine in smoking cessation.

PentaStaph is an investigational vaccine based on patented technology, including technology that we have licensed on an exclusive basis from NIH. We announced two significant events in 2008 that helped advance the development of PentaStaph. In September 2008, we entered into a collaboration agreement with NIAID, to conduct pre-clinical toxicology evaluation of two new antigens designed to protect against two of the most virulent and debilitating toxins produced by the bacteria; this testing was concluded in 2009. In December 2008, we entered into a research and development agreement with the DoD, to conduct a series of collaborative clinical trials for PentaStaph. With these agreements in place, we were able to advance the development of PentaStaph much further and faster than we could on our own.

Strategic Initiatives

In 2006, we began strategic initiatives to enhance shareholder value. In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 10, 2010. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. On December 4, 2007, we sold our Biologics SBU and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185.0 million. As discussed above, in November 2009 we entered into a collaborative arrangement with GSK pursuant to which GSK purchased all the assets, including all intellectual property and related rights, to our PentaStaph pipeline product. Also in November 2009, we announced that we signed an exclusive worldwide option and licensing agreement with GSK for NicVAX® as well as for the development of a second-generation nicotine vaccine. We closed the agreement on March 5, 2010. Consequently, we had sold or licensed all of our marketed products and products in clinical development.

NOTE 2 RETROSPECTIVE APPLICATION OF NEW ACCOUNTING GUIDANCE FOR OUR CONVERTIBLE SENIOR NOTES TO PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2009, we adopted new accounting requirements for convertible debt instruments that may be settled in cash upon conversion. This new guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. Our Convertible Senior Notes fall within the scope of this guidance. While the new guidance does not change the cash flow requirements under our Convertible Senior Notes, non-cash interest expense will increase as a result of amortizing the discounted carrying value of our Convertible Senior Notes.

The adoption of this new guidance had the impact of decreasing our diluted earnings per share from continuing operations by approximately $0.15 per share, and $0.14 per share in 2008 and 2007, respectively, as a result of non-cash interest expense recorded in connection with the adoption. The cumulative effect of the adoption as of December 30, 2006 (the first day of our 2007 fiscal year) was a $26.6 million increase in capital in excess of par, a $8.7 million increase in accumulated deficit and a $17.9 million net decrease in the convertible note balance and other assets and liabilities, with no effect on our net consolidated cash and cash equivalents or our cash interest payments for the period. The increase in non-cash interest expense resulted in an effective interest rate on the Senior Convertible Notes of 9% in 2009.

(In thousands, except per share amounts)	As Previously Reported	Retrospective Adjustments	After Retrospective Application
For the Year Ended December 27, 2008
Interest expense	$(1,456)	$(2,446)	$(3,902)
Other income (expense), net	4,122	(5,576)	(1,454)
Loss from continuing operations before income taxes	(17,726)	(8,022)	(25,748)
Loss from continuing operations	(14,961)	(8,022)	(22,983)
Net loss	$(10,716)	$(8,022)	$(18,738)

Basic and diluted loss per share
Continuing operations	$(0.29)	$(0.15)	$(0.44)
Basic and diluted loss per share	$(0.20)	$(0.16)	$(0.36)

For the Year Ended December 29, 2007
Interest expense	$(3,454)	$(5,553)	$(9,007)
Other income (expense), net	3,576	(3,130)	446
Loss from continuing operations before income taxes	(38,783)	(8,683)	(47,466)
Loss from continuing operations	(24,518)	(8,683)	(33,201)
Net loss	$47,069	$(8,683)	$38,386

Basic and diluted loss per share
Continuing operations	$(0.41)	$(0.14)	$(0.55)
Basic and diluted loss per share	$0.78	$(0.14)	$0.64

At December 27, 2008:
Other assets	$657	$72	$729
Total assets	144,149	72	144,221

2.875% convertible senior notes, net	16,024	(822)	15,202
Total liabilities	23,661	(822)	22,839

Capital in excess of par	336,691	26,312	363,003
Accumulated deficit	(180,315)	(25,418)	(205,733)
Total stockholders’ equity	120,488	894	121,382
Total liabilities and stockholders’ equity	$144,149	$72	$144,221

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

Basis of presentation and reclassifications: As further discussed in Note 4, the results of operations and the assets and the liabilities related to the Biologics SBU as well as those amounts related to the Aloprim product line have been accounted for as discontinued operations. Accordingly, the results of the operations related to the Biologics SBU business and to Aloprim from prior periods have been reclassified to discontinued operations. Although we have sold substantially all assets of our corporate shared services and our vaccine manufacturing facility, we continue to reflect these expenses in continuing operations because we continue to require similar functions on an ongoing basis.

Fiscal year periods: Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year. The fiscal years ended for the periods presented in the accompanying consolidated financial statements are December 26, 2009, December 27, 2008 and December 29, 2007; all three years were 52-week years.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of December 26, 2009 and December 27, 2008, because of the relatively short-term maturity of these instruments. The carrying value of our Convertible Senior Notes, at December 26, 2009 and December 27, 2008 was $6.0 million and $16.0 million, respectively, compared to the approximate fair value of $5.2 million and $14.2 million, respectively, based on quoted market prices.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in highly liquid securities with original maturities of three months or less. Marketable securities consist of short-term available-for-sale securities. Our cash equivalents and marketable securities are carried at market values using quoted market prices. We have investment policies and procedures that are reviewed periodically to minimize credit risk. At December 27, 2008, we had restricted cash (included in assets from discontinued operations) that included (i) $10.2 million of restricted cash held in escrow to support valid indemnification claims that may be made by Biotest related to the sale of our Biologics SBU, and (ii) restricted cash related to various insurance policies. In 2009, the $10.2 million of restricted cash related to our sale of our Biologics SBU was released to us in full.

Concentration of Credit Risk: Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, cash equivalents and receivables.

Property and equipment: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Life
Furniture and fixtures	8 years
Information systems	3 - 7 years
Machinery and equipment	4 - 8 years
Leasehold improvements	Lesser of lease term or economic life

Recoverability of Long-Lived Assets: Our policy is to evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation indicates that an impairment has occurred, a loss is recognized and the asset is adjusted to its estimated fair value.

Revenue Recognition: Our revenue-generating arrangements may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments. In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics. We analyze our cost reimbursable grants to determine whether we should report such reimbursements as revenue or as a reduction to our research and development expenses incurred. In 2009 and 2007, we recorded approximately $1.6 million and $1.5 million, respectively of costs reimbursed by the government as an offset to research and development expenses (none in 2008).

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are recorded as deferred revenue and recognized ratably over the underlying performance period. Milestone payments are recognized as revenue when the (i) milestones are achieved, (ii) no further performance obligations with respect to the milestone exist, (iii) collection is reasonably assured, and (iv) substantive effort was necessary to achieve the milestone. Milestones are considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and, (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations. Payments for contractual services are recognized as revenue when earned, typically when the services are rendered.

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

Comprehensive income (loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity other than transactions with owners. For 2009 and 2008, comprehensive income consisted of our net loss, our net unrealized loss on our available for sale portfolio of marketable securities, and our cumulative foreign currency translation adjustments. In 2007, comprehensive income consisted solely of net income.

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, consisting primarily of stock options, unvested restricted stock and the common shares underlying our Convertible Senior Notes. The dilutive impact of potential common shares resulting from stock options is determined by applying the treasury stock method. The dilutive impact of potential common shares resulting from our Convertible Senior Notes is determined by applying the “if converted” method.

For the periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. A total of approximately 1.8 million, 0.2 million, and 0.3 million potential dilutive shares have been excluded in the calculation of diluted net loss per share in 2009, 2008 and 2007, respectively, because their inclusion would be anti-dilutive.

Share-based compensation: We currently account for equity-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

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

New accounting pronouncements: In 2009 and 2008, we adopted several new accounting and disclosure requirements. These newly adopted requirements included (i) new disclosure requirements about our non-financial assets and liabilities; (ii) new accounting and reporting standards for non-controlling interests in subsidiaries; (iii) new disclosures about derivative financial instruments; (iv) new accounting for deferred compensation and other postretirement benefits; (v) new accounting for certain collaborative agreements; (vi) new accounting for instruments indexed to our own stock; and (vii) new accounting for advance payments for goods or services to be used in future research and development activities. The adoption of these new requirements did not have a material impact on our consolidated financial statements.

In the first quarter of 2009, we adopted new accounting requirements for convertible debt instruments that may be settled in cash upon conversion. This new guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. See Note 2 for further discussion.

There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011 we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements. Our license agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

NOTE 4 DISCONTINUED OPERATIONS

In December 2007, we sold certain assets constituting our Biologics SBU and certain corporate shared services assets to Biotest for $185.0 million. Included in the assets sold were Nabi-HB [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production facility, and the investigational products, IVIG, Civacir, Anti-D and Altastaph as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters. We retained all accounts receivable and the vast majority of liabilities associated with the Biologics SBU. We recorded a net gain on this sale of $65.2 million in the fourth quarter of 2007 in discontinued operations, based on estimated asset and liability balances as of the date of sale. Adjustments to these estimates were charged to discontinued operations as necessary in 2008.

In 2007, we sold certain assets related to Aloprim to Bioniche Teoranta for $3.7 million. Of that amount, $1.3 million was received at closing, $1.4 million was received in the fourth quarter of 2007 and $1.0 million was received in the fourth quarter of 2008. Bioniche Teoranta also assumed the remaining commitments under our agreement with DSM Pharmaceuticals, Inc. In connection with the closing of this transaction, we recorded a gain of $2.6 million during the second quarter of 2007. In the first three quarters of 2007 as originally reported, we did not treat Aloprim as a discontinued operation given its relative immateriality; in the fourth quarter of 2007, we reclassified these results to discontinued operations along with the results of Biologics SBU.

In 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65.0 million in cash at closing and received an additional $13.0 million of milestones as of March 10, 2010. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date.

The assets and liabilities related to our Biologics SBU, Aloprim and PhosLo businesses have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, and we will not have a significant continuing involvement with the related products beyond one year after the closing of the transactions. We currently account our Biologics SBU, Aloprim and PhosLo businesses as discontinued operations in all periods presented, and the results of operations of these businesses have been classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

The following table presents summarized financial information for the discontinued operations:

	For the Years Ended
(In thousands)	December 26, 2009	December 27, 2008	December 29, 2007
Total revenues	$—	$—	$80,855
Operating income	—	7,010	4,718
Income before provision for income taxes	—	7,010	4,718
Net income from discontinued operations	—	4,245	4,036

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized below:

In thousands	December 26, 2009	December 27, 2008
Information systems	$2,156	$2,152
Leasehold improvements	3,204	3,204
Machinery and equipment	4,547	4,570
Furniture and fixtures	238	238

Property and equipment	10,145	10,164
Less accumulated depreciation	(9,290)	(8,849)

Property and equipment, net	$855	$1,315

We recorded depreciation expense in continuing operations related to property and equipment of $0.5 million, $0.6 million and $1.7 million, in 2009, 2008 and 2007, respectively.

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

In thousands	December 26, 2009	December 27, 2008
Employee compensation and benefits	$1,830	$1,772
Unsettled treasury stock transactions	472	332
Accrued clinical trial expenses	1,853	98
Accrued interest payable	37	100
Other	769	728

Total	$4,961	$3,030

NOTE 7 SUPPLEMENTAL FAIR VALUE DISCLOSURES

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

All cash and cash equivalents, as well as available for sale marketable securities, are recorded at fair market value at December 26, 2009 and December 27, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 26, 2009	Total	Level 1	Level 2	Level 3
Cash and money-market funds	$43,013	$43,013	$—	$—
US Treasury bills	19,995	19,995	—	—
Government-sponsored enterprise securities	54,547	—	54,547	—
Corporate debt and other securities	1,444	—	1,444	—

Total	$118,999	$63,008	$55,991	$—

NOTE 8 CONVERTIBLE SENIOR NOTES

In 2005, we issued $112.4 million of our Convertible Senior Notes through a private offering to qualified institutional buyers. In 2009 we repurchased $10.4 million of our Convertible Senior Notes for a total of $10.1 million resulting in a net loss of $0.3 million. In 2008 we repurchased an additional $57.3 million of our Convertible Senior Notes for a total of $51.6 million resulting in a net loss of $1.6 million. In 2007, we repurchased $38.8 million of our Convertible Senior Notes in two transactions for a total of $34.1 million resulting in a net loss of $0.5 million.

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

Interest on our Convertible Senior Notes is payable on each April 15 and October 15, beginning October 15, 2005. Accrued and unpaid interest related to our Convertible Senior Notes was $37 thousand and $100 thousand at December 26, 2009 and December 27, 2008, respectively. Interest payments for 2009, 2008 and 2007 were $0.2 million, $1.7 million and $3.5 million, respectively, which largely consisted of the semi-annual payments for our Convertible Senior Notes.

NOTE 9 STOCKHOLDERS’ EQUITY

Preferred Stock

We have 5,000,000 shares of preferred stock authorized, approximately 1,500,000 of which have been designated as “Series A Convertible Preferred Stock, approximately 750,000 of which have been designated “Series One Preferred Stock” and approximately 2,700,000 remain available for future designation. Holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of us before any payment is made to the holders of common stock.

Currently, there are no outstanding shares of preferred stock. We have issued rights that are in some cases exercisable for shares of our Series One Preferred Stock.

Shareholders Rights Plan

In 1997, we adopted a shareholders rights plan under which a dividend of one preferred share purchase right (Right) was distributed for each outstanding share of common stock. Each Right entitles the holder to purchase one one-hundredth of a share of Series One Preferred Stock at a price of $70, subject to adjustment. The plan is designed to deter coercive or unfair takeover tactics. The Rights are exercisable only if an individual or group has acquired or obtained the right to acquire, or has announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of 15% or more of our common stock. Such percentage may be lowered at the Board of Directors’ discretion. If the Rights become exercisable, the holder (other than the individual or group who triggered the exercisability) may be entitled to receive upon exercise shares of our common stock having a market value of two times the exercise price of the Rights, or the number of shares of the acquiring company which have a market value of two times the exercise price of the Rights. The Rights separate from the common stock if they become exercisable. We are entitled to redeem the Rights in whole for $0.01 per Right under certain circumstances. The Rights expire in August 2010.

Treasury Stock

In 2007, our Board of Directors approved the repurchase of up to $65 million of our common stock in the open market or in privately negotiated transactions. In 2009 the Company acquired 2.0 million shares at a cost of $8.1 million with an average cost per share of $3.94, $7.6 million of which was paid in 2009 and the balance settled and paid in 2010. In 2008 we purchased 5.1 million shares at a cost of $18.6 million with an average cost per share of $3.66, $18.2 million of which was paid in 2008 and the balance was settled and paid in 2009. In 2007, we purchased 5.0 million shares at a cost of $18.3 million with an average cost per share of $3.66, $16.5 million of which was paid in 2007 and the balance was settled and paid in 2008. As of December 26, 2009, we have acquired a total of 12.1 million shares for a total cost of $44.9 million; $20.1 million remained available for share repurchase under the current authorization. Under a previous repurchase plan, 0.8 million shares of common stock had been repurchased. Repurchased shares have been accounted for as treasury stock using the cost method. Subsequent to year end, through March 10, 2010, we have repurchased and additional 1,822,233 shares for $9.2 million.

NOTE 10 EMPLOYEE BENEFIT PLANS

We maintain several employee benefit plans for our employees. As of December 26, 2009, a total of 15.0 million shares of common stock were authorized for issuance under our stock option and employee benefit plans.

Retirement Savings Plan

We maintain a retirement savings plan which permits employees to contribute up to 92% of pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the plan is 100% of up to the first 4% of the participant’s earnings contributed to the plan. Our matching contributions to the plan were approximately $0.2 million, $0.2 million and $1.0 million in 2009, 2008 and 2007, respectively. In 2000, the stockholders approved the issuance of up to 425,000 shares of our common stock to our employees participating in our retirement saving plan. To date, no shares have been issued under this plan.

Employee Stock Purchase Plan

Under the Nabi Employee Stock Purchase Plan (ESPP), qualified employees may purchase our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 40,284 shares, 27,796 shares and 97,305 shares of common stock during 2009, 2008 and 2007, respectively, pursuant to this plan at an average price per common share of $2.41, $3.35 and $3.62, respectively. As of December 26, 2009, we had 0.4 million shares available for future issuance under the ESPP.

Incentive Stock Plan

In 2007, our shareholders approved the 2007 Omnibus Equity and Incentive Plan (2007 Stock Plan) which supersedes and replaces our previous incentive stock plans. All other incentive stock plans will remain in effect with respect to outstanding awards issued under those plans. Accordingly, we have one plan for both employees and directors related to both stock option and restricted stock awards. In connection with the approval of the 2007 Stock Plan, shareholders approved an additional 2.5 million shares of common stock and the transfer of all shares which were available for issuance under the prior incentive stock plans to be available for issuance under the new plan. As of December 26, 2009, we had 7.8 million shares of common stock available for the issuance of common stock upon the exercise of outstanding options, future grants of options or restricted stock under our incentive stock plans.

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

Accounting for Share-Based Compensation

Share-based compensation expense for the three years ended December 26, 2009, including amounts reclassified to discontinued operations, was comprised of:

	For the Years Ended
(In thousands)	December 26, 2009	December 27, 2008	December 29, 2007
Stock option expense	$1,722	$1,569	$3,717
Employee stock purchase plan expense	49	39	135
Restricted stock expense	692	1,125	1,169

Total share-based compensation	$2,463	$2,733	$5,021

In 2007, we approved certain compensation-related actions in connection with the sale of our Biologics SBU to Biotest. The actions included additional benefits provided to employees whose employment would terminate as a result of the asset sale, related to the acceleration of vesting of all their unvested stock options, acceleration of vesting of all their restricted stock that would have vested in 2008 or 2009 and the modification of all their outstanding options to extend the post-termination of employment exercise period from 90 days to six months. There were approximately 174 employees affected by these actions, resulting in the immediate vesting of 783,094 options and 77,448 restricted stock awards that originally had vesting terms of over three or four years. The 2007 stock option expense and restricted stock expense in the table above includes expense of $1.6 million and $0.2 million, respectively, related to these benefits, of which $0.1 million was associated with the modification of the options to add three months to the post termination exercise term, while the remainder related to the vesting acceleration. This total charge of $1.8 million was recorded as a reduction of the gain on the sale of Biologics SBU in discontinued operations.

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

Our share-based compensation expense is reflected in our Consolidated Statements of Operations as follows:

	For the Years Ended
(in thousands)	December 26, 2009	December 27, 2008	December 29, 2007
Cost of services	$294	$—	$—
General and administrative expense	712	1,824	1,819
Research and development expense	1,457	909	951

Total continuing operations	2,463	2,733	2,770
Discontinued operations	—	—	2,251

Total share-based compensation expense	$2,463	$2,733	$5,021

Stock Options

We determine the fair value of each stock option on the date of grant using the Black-Scholes option-pricing formula and recognize the resulting expense over the option’s vesting period using the straight-line attribution approach. Below are the calculated weighted average fair values for 2009, 2008 and 2007 as well as the assumptions used in calculating those values:

	For the Years Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Weighted average fair value (per share)	$1.98	$2.49	$3.23
Assumptions:
Expected term (in years)	4.5 - 6.3	4.5 - 6.3	4.9 - 6.3
Risk-free interest rate	1.45% - 2.96%	2.48% - 3.45%	3.41% - 4.91%
Expected volatility	74.94% - 83.6%	73.34% - 76.4%	73.4% - 76.9%
Expected dividend yield	0%	0%	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees.

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The expected volatility is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of 0% in the assumptions.

A summary of option activity under our stock plans as of December 26, 2009 and the changes during 2009 is presented below:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at December 27, 2008	4,140,204	$7.04	3.71	$—
Granted	864,941	3.48
Exercised	(139,811)	3.08
Forfeited	(95,297)	4.05
Expired	(1,082,034)	8.05

Outstanding at December 26, 2009	3,688,003	$6.13	4.68	$—

Vested and expected to vest at December 26, 2009	3,455,706	$6.28	4.61	$—

Exercisable at December 26, 2009	2,526,520	$7.14	4.21	$—

As of December 26, 2009, there was $1.2 million of unrecognized compensation cost related to the stock options granted under our stock plans which is expected to be recognized over a weighted-average period of four years. The total intrinsic value of stock options exercised was $0.2 million, $0.1 million, and $0.3 million in 2009, 2008, and 2007, respectively.

Restricted Stock

A summary of the status of our restricted stock awards as of December 26, 2009 and changes during 2009 is presented below:

Restricted Stock	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 27, 2008	367,448	$4.22
Granted	208,615	3.76
Vested	(217,214)	4.09
Forfeited	(2,134)	3.77

Nonvested at December 26, 2009	356,715	$2.20

As of December 26, 2009, there was $0.7 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of four years. The total fair value of shares vested during 2009, 2008 and 2007 was $0.9 million, $1.3 million and $0.8 million, respectively.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the Years Ended
(in thousands)	December 26, 2009	December 27, 2008	December 29, 2007
Current:
Federal	$—	$—	$—
State	—	—	201

	—	—	201
Deferred:
Federal	(17,980)	(5,712)	(420)
State	(1,366)	(635)	(22)

	(19,346)	(6,347)	(442)

Total	(19,346)	(6,347)	(241)
Change in valuation allowance	19,346	6,347	442

Total, net before intra-period allocation	$—	$—	$201
Intra-period tax allocation	—	(2,765)	(14,446)

Total, net	$—	$(2,765)	$(14,245)

The following table includes deferred tax assets and liabilities from both continuing and discontinued operations as of December 26, 2009 and December 27, 2008, respectively:

(in thousands)	December 26, 2009	December 27, 2008
Deferred tax assets:
Federal net operating loss carryforwards	$67,019	$37,129
State net operating loss carryforwards	3,713	1,437
Research and experimental tax credit	12,670	15,963
Inventory reserve and capitalization	—	1,921
Sale of Phoslo assets	—	8,020
Deferred research and experimental costs	6,393	7,928
Depreciation	1,191	1,302
Alternative minimum tax credit	896	2,438
Accrued compensated-related costs	4,925	5,352
Other	1,763	5,218

Deferred tax assets	98,570	86,708
Deferred tax liabilities:
Other	(76)	(74)

Deferred tax liabilities	(76)	(74)

Net deferred tax assets	98,494	86,634
Valuation allowance	(98,494)	(86,634)

Net deferred tax assets	$—	$—

As of December 26, 2009, we have federal net operating loss carryforwards of approximately $189.0 million that expire at various dates through 2028. We have federal research and experimental tax credit carryforwards of approximately $15.5 million ($12.7 million, net of unrecognized tax benefit) that expire in varying amounts through 2026. We have federal alternative minimum tax credit carryforwards of $0.9 million that are available to offset future regular tax liabilities and do not expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards and tax credit carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon preliminary calculations, we estimate that the utilization of $15 million of our net operating loss carryforwards for federal income tax purposes would be limited to approximately $14.2 million per year. This limitation may be increased under the IRC Section 338 Approach (IRS approved methodology for determining recognized Built-In Gain). As a result, federal net operating losses and tax credits may expire before we are able to fully utilize them.

We have determined that a full valuation allowance is required against all our deferred tax assets that we do not expect to be offset by deferred tax liabilities. As a result, we recorded $98.5 million and $86.6 million valuation allowance as of December 26, 2009 and December 27, 2008, respectively.

The following table reconciles our losses from continuing operations before income taxes by jurisdiction:

	For the Years Ended
(in thousands)	December 26, 2009	December 27, 2008	December 29, 2007
Pre-tax (loss) income:
U.S.	$(18,720)	$(25,714)	$(47,522)
Foreign	(7)	(34)	56

Total	$(18,727)	$(25,748)	$(47,466)

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Years Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Federal statutory rate	(35.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.4)	(5.4)	(3.3)
Foreign tax rate differential	—	(0.1)	(0.1)
Tax credits	—	(0.5)	(0.3)
Valuation allowance	105.0	35.8	37.4
Other	(64.6)	4.2	0.8

Total before intra-period allocation	—%	—%	0.5%
Intra-period tax allocation	0	15.6	37.2

Total	0%	15.6%	37.7%

We paid no income taxes in 2009 or 2007. In 2008 we paid approximately $1.3 million of income taxes to federal and state jurisdictions relating to taxable income generated in 2007 from the sale of our Biologics SBU.

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

We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. Under the tax statute of limitations applicable to the IRC, we are no longer subject to U.S. federal income tax examinations by the IRS for years before 2003. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when used on returns filed in the future. Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2003 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2003. We began foreign operations in 2004. We are subject to foreign tax examinations by tax authorities for all years of operation.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the 2009 year (in thousands):

Unrecognized tax benefit - opening balance	$8,150
Gross increases	3,634
Gross decreases	(6,034)

Unrecognized tax benefit—ending balance	$5,750

As of December 26, 2009, any potential interest and penalties on unrecognized tax benefits were not significant. Unrecognized tax benefits are shown as a reduction in net deferred tax assets in the accompanying balance sheets.

NOTE 12 LEASES

Aggregate minimum commitments under non-cancelable operating leases, primarily for office and laboratory space and equipment rentals, at December 26, 2009 were as follows:

2010	$867
2011	751
2012	116
2013	116
2014 and thereafter	116

Rent expense for continuing operations was approximately $1.0 million, $1.5 million and $1.5 million in 2009, 2008 and 2007 respectively.

NOTE 13 LICENSES AND ROYALTY AGREEMENTS

We have entered into licenses and royalty agreements for our products in development.

PentaStaph

The development of our PentaStaph product was initially based upon an exclusive license from the National Institutes of Health (NIH) of the worldwide right to use their patented conjugation process to manufacture vaccines against staphylococcal infections. Since obtaining that license, we have developed our own extensive global portfolio of issued patents and pending patent applications relating to both our novel vaccine products and methods of using such products. The initial NIH license remains in effect until the expiration of the last-to-expire licensed patent, which is April 20, 2010, and no further royalties will be due to NIH for use of the subject technology after that date.

We have entered into a collaboration agreement with the National Institute of Allergy and Infectious Diseases (NIAID) to conduct pre-clinical toxicological evaluations of two new antigens related to PentaStaph. We have entered into a CRADA with the Department of Defense to conduct a series of clinical trials for PentaStaph.

In 2009 we entered into an Asset Purchase Agreement (APA) with GSK related to the sale of PentaStaph assets and intellectual property for total consideration of $46 million (including a $20 million upfront payment upon closing and up to $26 million upon achievement of certain milestones). In 2009, we received a payment from GSK of $21.5 million representing an upfront payment of $20 million, an additional $1 million for the sale of our Staph epidermidis vaccine and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a TSA to help GSK advance the program while transferring the technology to GSK. Under the TSA, GSK will reimburse us for the cost of such activities, and we are eligible to receive up to an additional $26 million for the achievement of milestones related to the TSA. In December 2009 we received $5 million related to the first milestone, in conjunction with the initiation of a Phase I/II clinical trial of certain PentaStaph antigens. We also received $8 million in February after achieving a second milestone. We expect to be able to complete our performance obligations under the TSA within the next 12 months.

We have entered into a collaboration agreement with NIDA to conduct pre-clinical toxicological evaluations of two new antigens related to PentaStaph. We have entered into a CRADA with the DoD to conduct a series of clinical trials of PentaStaph.

NicVAX

We have received grants from NIDA that in the past has supported clinical development of NicVAX. We also recently received a $10 million grant from NIDA in support for our first NicVAX phase III clinical trial.

On March 5, 2010 we closed an exclusive option and license agreement with GSK and as a result are eligible to receive a $40 million up-front payment. We are also eligible to receive more than $460 of milestones under certain conditions plus royalty payments on the sales of NicVAX as well as the sale of a future generation smoking cessation vaccine.

Ring-Expanded Nucleosides and Nucleotides

Under a license agreement with UMBC, we have an exclusive, worldwide right to use UMBC’s patented RENs for use in humans. During the term of the license, we are obligated to pay UMBC a 2% royalty based on net sales of licensed products covered by patent rights which are sold by us. This agreement remains in effect until the expiration of the last-to-expire licensed patent, which is January 13, 2021, and no further royalties will be due to UMBC for use of the subject technology after that date. We are responsible for prosecution and maintenance of the patent portfolio. We currently do not plan to significantly advance development of RENs until we find a suitable partner.

NOTE 14 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which our estimate of the remaining amounts due were approximately $2.1 million at both December 26, 2009 and December 27, 2008, which are included in the amounts recorded as accrued rebates. We are paying these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices.

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

NOTE 15 SUBSEQUENT EVENTS

On March 5, 2010, we successfully completed an exclusive worldwide option and licensing agreement with GSK for our NicVAX product as well as for the development of a second-generation nicotine vaccine and expect to receive $40 million initial payment.

Through March 10, 2010, we have repurchased 1,822,233 shares of our common stock for $9.2 million, leaving $10.9 million available for share repurchase under the current program.

Management performed an evaluation of Company activity through the date our consolidated financial statements were issued. Management concluded that, other than the events described above, there are no significant subsequent events requiring disclosure.

NOTE 16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Effective January 1, 2009, we adopted new accounting guidance relating to our Convertible Senior Notes. The new accounting guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered conventional debt instruments and (2) issuers of such instruments should separately account for the liability component and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The new accounting guidance is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to convertible debt instruments that are within the scope of this guidance and were outstanding during any period presented in the financial statements. We adopted the new guidance in the first quarter 2009.

Due to rounding the quarterly per share amounts may not add to the annual amount.

	For the Fiscal 2009 Quarters Ended
(in thousands, except per share data)	March 28, 2009	June 27, 2009	Sept. 26, 2009	Dec. 26, 2009
(Loss) income from continuing operations	$(7,046)	$(5,808)	$(6,983)	$1,110
Income from discontinued operations	—	—	—	—
Net (loss) income	(7,046)	(5,808)	(6,983)	1,110

Basic and diluted (loss) income per share:
Continuing operations	$(0.14)	$(0.11)	$(0.14)	$0.02
Net (loss) income	(0.14)	(0.11)	(0.14)	0.02

For the fourth quarter of 2009, dilutive potential common shares related to our stock options and Convertible Senior Note have been excluded from diluted income per share because their inclusion would be anti-dilutive.

As Originally Reported:

	For the Fiscal 2008 Quarters Ended
(in thousands, except per share data)	March 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 27, 2008
Loss from continuing operations	$(6,539)	$(2,372)	$(3,285)	$(2,765)
Income from discontinued operations	299	1,996	1,570	380
Net (loss)	(6,240)	(376)	(1,715)	(2,385)

Basic and diluted (loss) income per share:
Continuing operations	$(0.13)	$(0.05)	$(0.06)	$(0.05)
Net loss	(0.12)	(0.01)	(0.03)	(0.05)

As Adjusted:

	For the Fiscal 2008 Quarters Ended
(in thousands, except per share data)	March 29, 2008	June 28, 2008	Sept. 27, 2008	Dec. 27, 2008
Loss from continuing operations	$(7,526)	$(5,758)	$(4,570)	$(5,129)
Income from discontinued operations	299	1,996	1,570	380
Net loss	(7,227)	(3,762)	(3,000)	(4,749)

Basic and diluted loss per share:
Continuing operations	$(0.14)	$(0.11)	$(0.09)	$(0.10)
Net loss	(0.14)	(0.07)	(0.06)	(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer (who is also our acting Chief Financial Officer), the effectiveness of our disclosure controls and procedures as of December 26, 2009. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 26, 2009.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2009, and this assessment identified no material weaknesses in our internal control over financial reporting as of that date. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2009. The effectiveness of our internal control over financial reporting as of December 26, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, we made significant changes in our internal control over financial reporting relating to our procedures and controls over the preparation and reporting of income taxes. We believe that these changes have materially affected, and are reasonably likely to continue to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Nabi Biopharmaceuticals

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item and not already provided in Item 4(a) will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 26, 2009, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 26, 2009, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 26, 2009, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 26, 2009, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 26, 2009, and such information is incorporated herein by reference.

Nabi Biopharmaceuticals

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

(3) EXHIBITS

2.1	Asset Purchase Agreement by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG, dated as of September 11, 2007 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 11, 2007)

3.1	Restated Certificate of Incorporation of Nabi Biopharmaceuticals, as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 2004)

3.2	By-Laws of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

4.1	Certificate of Designations of Series One Preferred Stock contained in the Restated Certificate of Incorporation of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 26, 2004)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 30, 2006)

4.3	Rights Agreement dated August 1, 1997, as amended, between Nabi Biopharmaceuticals and Registrar and Transfer Company (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 1997)

4.4	Agreement of Substitution and Amendment of Rights Agreement dated July 1, 2002, between Nabi Biopharmaceuticals, Registrant and Transfer Company, and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 28, 2002)

4.5	Second Amendment to Rights Agreement dated July 26, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.6	Third Amendment to Rights Agreement dated July 27, 2007 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.7	Fourth Amendment to Rights Agreement dated July 31, 2008 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008)

4.8	Fifth Amendment to Rights Agreement dated July 31, 2009 between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009)

4.9	Indenture between Nabi Biopharmaceuticals and U.S. Bank National Association, as trustee, dated April 19, 2005 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on May 25, 2005)

4.10	Registration Rights Agreement between Nabi Biopharmaceuticals and Lehman Brothers Inc., Bear, Stearns & Co. Inc., and Wachovia Capital Markets, LLC, dated April 19, 2005 (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on May 25, 2005)

4.11	Global Note evidencing the unregistered portion of our 2.875% Convertible Senior Notes (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3 (File No. 333-12541), filed with the Securities and Exchange Commission on May 25, 2005)

4.11	Global Note evidencing the registered portion of our 2.875% Convertible Senior Notes (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.1	2004 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to our Definitive Proxy Statement dated April 9, 2004)+

10.2	1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1998)+

10.3	2000 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to our Definitive Proxy Statement dated April 9, 2004)+

10.4	2000 Equity Incentive Plan Award Letter (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.5	2000 Equity Incentive Plan Special Award Letter (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.6	2007 Omnibus Equity and Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement dated April 12, 2007)+

10.7	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals effective as of February 15, 2007 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)+

10.8	Employment Agreement between Leslie Hudson, Ph.D. and Nabi Biopharmaceuticals effective as of August 16, 2007 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 29, 2007)+

10.9	Nabi Biopharmaceuticals had entered into an Indemnification Agreement in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004, with the following named executive officers: Leslie Hudson, Ph.D., Jordan I. Siegel, Raafat E.F. Fahim, Ph.D. and Paul Kessler, M.D.+

10.10	Form of Retention Plan Restricted Stock Agreements entered into by Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D. and Jordan I. Siegel (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.11	Form of Letter Agreement for Stock Option Grant and Acceptance between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.12	Form of Letter Agreement for Retention Program Cash Bonus and Other Awards between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006)+

10.13	Restricted Stock Agreement between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D., dated May 12, 2006 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 30, 2006)+

10.14	Nabi Biopharmaceuticals has entered into an Indemnification Agreement with each of its directors (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.15	Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 11, 2006 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 30, 2006)++

10.16	Amendment No. 1 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 31, 2006 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.17	Amendment No. 2 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 30, 2006)++

10.18	Non-Competition and Nonsolicitation Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.19	Asset Purchase Agreement, dated as of September 11, 2007, by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG (incorporated by reference to Annex A to our Definitive Proxy Statement dated October 16, 2007)

10.20	Employment Agreement between Nabi Biopharmaceuticals and Raafat Fahim dated January 22, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008)+

10.21	Letter Agreement between Nabi Biopharmaceuticals and Jordan Siegel dated February 27, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008)+

10.22	Employment Agreement between Nabi Biopharmaceuticals and Paul Kessler, M.D. dated May 1, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008)+

10.23	Change of Control Severance Agreement between Nabi Biopharmaceuticals and Paul Kessler, M.D. dated August 21, 2007 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 27, 2008)+

10.24	Asset Purchase Agreement between Nabi Biopharmaceuticals and GlaxoSmithKline Biologicals S.A., dated August 5, 2009 (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009)+

10.25	Consulting Agreement between Nabi Biopharmaceuticals and Linda Jenckes dated August 1, 2009 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009)+

10.26	Employment Agreement between Nabi Biopharmaceuticals and Matthew W. Kalnik, PhD., dated March 17, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009)+

10.27	Change of Control Severance Agreement between Nabi Biopharmaceuticals and Matthew W. Kalnik, PhD., dated March 17, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009)+

10.28	Exclusive Option and License Agreement between Nabi Biopharmaceuticals and GlaxoSmithKline S.A., dated November 13, 2009 (incorporated by reference to Annex A to our Definitive Proxy Statement dated February 4, 2010)+

23.	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

32.	Section 1350 Certification

*	Filed herewith
+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.
++	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2010.

Nabi Biopharmaceuticals

By:	/S/ RAAFAT E.F. FAHIM, PH.D.
Raafat E.F. Fahim, Ph.D. Chief Executive Officer, Acting Chief Financial Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ RAAFAT E.F. FAHIM, PH.D.	Chief Executive Officer, Acting	March 10, 2010
Raafat E.F. Fahim, Ph.D.	Chief Financial Officer,
President and Director

/S/ RONALD B. KOCAK	Controller and Chief Accounting Officer	March 10, 2010
Ronald B. Kocak

/S/ JASON ARYEH	Director	March 10, 2010
Jason Aryeh

/S/ DAVID L. CASTALDI	Director	March 10, 2010
David L. Castaldi

/S/ GEOFFREY F. COX, PH.D.	Non-executive Chairman of the Board of Directors	March 10, 2010
Geoffrey F. Cox, Ph.D.

/S/ PETER B. DAVIS	Director	March 10, 2010
Peter B. Davis

/S/ RICHARD A. HARVEY, JR.	Director	March 10, 2010
Richard A. Harvey, Jr.

/S/ LINDA JENCKES	Director	March 10, 2010
Linda Jenckes

/S/ TIMOTHY LYNCH	Director	March 10, 2010
Timothy Lynch

/S/ STEPHEN G. SUDOVAR	Director	March 10, 2010
Stephen G. Sudovar

Nabi Biopharmaceuticals

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FROM TOTAL OPERATIONS

(in thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Charged Against Reserve	Other (1)	Balance at End of Period
Year ended December 26, 2009:
Net deferred tax asset valuation allowance	$86,634	11,860	—	—	—	$98,494

Year ended December 27, 2008:
Allowance for doubtful accounts	$11	—	—	(11)	—	$—
Inventory valuation allowance	$4,870	—	—	(4,870)	—	$—
Net deferred tax asset valuation allowance	$83,063	3,571	—	—	—	$86,634

Year ended December 29, 2007:
Allowance for doubtful accounts	$20	33	—	(42)	—	$11
Inventory valuation allowance	$13,622	244	—	(3,949)	(5,047)	$4,870
Net deferred tax asset valuation allowance	$103,295	—	—	—	(20,232)	$83,063

(1)	Other consists of the reversal of reserves no longer required, primarily due to the sale of businesses.

Nabi Biopharmaceuticals

EXHIBIT INDEX

Exhibit No.	Description

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification