Form 10-Q
period 2010-03-27
NABI  BIOPHARMACEUTICALS
filed 2010-05-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at April 30, 2010 was 44,761,800 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 27, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$147,707	$59,510
Marketable securities	10,382	59,489
Receivables	2,181	9,122
Prepaid expenses and other current assets	1,299	1,572

Total current assets	161,569	129,693
Property and equipment, net	745	855
Other assets	727	769

Total assets	$163,041	$131,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,436	$1,735
Accrued expenses and other current liabilities	3,879	4,961
Deferred revenue	16,362	18,447
2.875% convertible senior notes, net	6,042	5,951
Current liabilities of discontinued operations	2,766	2,816

Total current liabilities	31,485	33,910
Deferred revenue	37,263	—

Total liabilities	68,748	33,910
Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,283	6,278
Capital in excess of par value	366,394	365,841
Treasury stock	(59,439)	(50,267)
Other comprehensive income	—	(20)
Accumulated deficit	(218,945)	(224,425)

Total stockholders’ equity	94,293	97,407

Total liabilities and stockholders’ equity	$163,041	$131,317

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 27, 2010	March 28, 2009
Revenue
Revenue	$13,741	$—
Operating expenses:
Cost of services	670	—
General and administrative expenses	1,769	3,090
Research and development expenses	5,910	3,766

Operating income (loss)	5,392	(6,856)
Interest income	24	187
Interest expense	(142)	(361)
Other income (expense), net	206	(16)

Net income (loss)	$5,480	$(7,046)

Basic income (loss) per share	$0.11	$(0.14)
Diluted income (loss) per share	$0.11	$(0.14)

Basic weighted average shares outstanding	48,528	51,130
Diluted weighted average shares outstanding	48,814	51,130

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 27, 2010	March 28, 2009
Cash flow from operating activities:
Net income (loss) from continuing operations	$5,480	$(7,046)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	120	135
Accretion of discount on convertible senior notes	91	221
Share-based compensation	434	452
Changes in assets and liabilities:
Receivables	6,942	—
Prepaid expenses and other assets	306	(80)
Accounts payable, accrued expenses and other	92	(214)
Deferred revenue	35,177	—

Net cash provided by (used in) operating activities from continuing operations	48,642	(6,532)
Net cash (used in) provided by operating activities from discontinued operations	(50)	28

Net cash provided by (used in) operating activities	48,592	(6,504)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	49,127	14,737
Capital expenditures	(2)	—

Net cash provided by investing activities	49,125	14,737

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	124	262
Purchase of common stock for treasury	(9,644)	(743)

Net cash used in financing activities	(9,520)	(481)

Net increase in cash and cash equivalents	88,197	7,752
Cash and cash equivalents at beginning of period	59,510	106,438

Cash and cash equivalents at end of period	$147,707	$114,190

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines addressing unmet medical needs in the area of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in this area. Our lead product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse. On March 8, 2010 we entered into an option and license agreement for NicVAX and future generation smoking cessation vaccine(s) with GlaxoSmithKline Biologicals S.A. (GSK).

Product Development

NicVAX is an investigational therapeutic vaccine for smoking cessation, based on patented technology. The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine, a non-immunogenic small molecule, can, upon inhalation through smoking, cross the blood-brain barrier and reach specific receptors in the brain, causing the release of dopamine thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in the Phase IIb proof-of-concept study and that the revised dose regimen continued to be well tolerated. These key results have supported the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a New Drug Application (NDA). In June 2009, we announced that we received scientific advice from the European Medicines Agency (EMEA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA) to partially offset the cost of the first of two Phase III studies that are required by the FDA in support of NicVAX’s licensure. In October 2009 we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009 we announced the initiation of the first of two Phase III efficacy trials in the U.S., and we initiated the second Phase III efficacy trial in March 2010. As such, NicVAX is at a more advanced stage of development than any potentially competing smoking cessation vaccine.

Strategic Initiatives

Beginning in 2006 we initiated a strategic alternatives process to enhance shareholder value. This strategic alternatives process has resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Thus, PentaStaph was sold to GSK who also acquired an exclusive option and license agreement for NicVAX.

NOTE 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 26, 2009 has been derived from audited consolidated financial statements at that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the Securities and Exchange Commission.

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation. All of our wholly-owned subsidiaries are dormant or are otherwise non-operative. Our fiscal year ends on the last Saturday of December; consequently, we will periodically have a 53-week fiscal year.

Reclassifications: Certain amounts presented as “prepaid expenses and other current assets” in prior periods have been reclassified to “receivables” to conform to the current year presentation. These reclassifications had no effect on the Company’s net income for any period presented.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, and accounts payable approximated fair value as of March 27, 2010 and December 26, 2009, because of the relatively short-term maturity of these instruments. The carrying value of our Convertible Senior Notes, at both March 27, 2010 and December 26, 2009 was approximately $6.0 million, compared to the approximate fair value of $5.7 million, based on quoted market prices. The entire remaining $6.1 million, face value, balance of our Convertible Senior Notes was repurchased by us on April 15, 2010 pursuant to the terms of the indenture.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of three months or less. Marketable securities consist of low risk fixed income investment instruments such as Treasury bills and government agency issued or backed notes due within one year. Marketable securities are classified as available-for-sale and recorded at fair market value. Unrealized gains and losses are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three months ended March 27, 2010. Our investment policies and procedures are reviewed periodically by management and our audit committee.

Deferred revenue: Deferred revenue consists mainly of our initial upfront payments received from the sale and license agreements that we have successfully negotiated. We recognize revenue on a straight-line basis over the terms of our obligations as specified in the agreements.

Collaborative arrangements: We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of NicVAX. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Revenue recognition: Our contracts and agreements may include multiple elements and deliverables, including licenses, options, research and development activities, participation on joint steering committees, and contract manufacturing, among other elements. When we determine that a multiple element has stand alone value to our customer, we allocate the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair value of any delivered element, we combine that element with undelivered elements as a single unit of accounting. Revenues related to substantive milestone activities are recognized as revenue in the period such activities are completed.

We analyze cost reimbursable grants and contracts to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. For the three months ended March 27, 2010, the Company recorded approximately $1.1 million of such cost reimbursements as an offset to research and development expenses (none for the three months ended March 28, 2009).

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and amortized over the period of performance. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income (which is a reimbursement to research and development costs incurred), we record the income as an offset to the related expense.

Share-based compensation: We currently account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. Share-based compensation expense for the three months ended March 27, 2010 and March 28, 2009, was $0.4 million.

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

Comprehensive income (loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments and unrealized gains (losses) on our available for sale marketable securities. We recognized $20 thousand of unrealized gains for the three months ended March 27, 2010.

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders (as adjusted for interest expense on our Convertible Senior Notes net of taxes) by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options and the common shares underlying our Convertible Senior Notes. The dilutive impact of potential common shares resulting from stock options is determined by applying the treasury stock method. The dilutive impact of potential common shares resulting from our Convertible Senior Notes is determined by applying the “if converted” method.

For the first quarter of 2009 and all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses. The computation of diluted income per share for the quarter ended March 27, 2010 differed from the computation of basic income per share as a result of a (i) numerator adjustment for $29 thousand of net income allocated to participating securities and (ii) denominator adjustment of 0.3 million shares related to stock options using the treasury stock method. A total of approximately 1.3 million potential dilutive shares related to “out of the money” stock options and 0.4 million potential dilutive shares related to our Convertible Senior Notes have been excluded in the calculation of diluted net loss per share for the three month period ended March 28, 2009 as their inclusion would be anti-dilutive.

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

NOTE 3 SHORT TERM INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale short-term investments by security classification as of March 27, 2010 were as follows:

(In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
US Treasury bills	$9,999	$—	$—	$9,999
Corporate debt securities	383	—	—	383

Total securities	$10,382	$—	$—	$10,382

During the three months ended March 27, 2010 and March 28, 2009, we had no realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

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

Medicare/Medicaid Contingencies

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $2.1 million at March 27, 2010 and December 26, 2009, which are included in the amounts recorded as current liabilities from discontinued operations. We intend to pay these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling ineligible entities that improperly received best prices.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction, with various states and foreign jurisdictions. We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of March 27, 2010 we have recorded a valuation allowance against all of our deferred tax assets. We expect our full year effective tax rate for 2010 to be 0%.

We are subject to income taxes in the U.S., various states and foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair market value at March 27, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

March 27, 2010 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Cash and cash equivalents	$132,007	$132,007	$—	$—
US Treasury bills	9,999	9,999	—	—
Government-sponsored enterprise securities	15,700	—	15,700	—
Corporate debt and other securities	383	—	383	—

Total	$158,089	$142,006	$16,083	$—

NOTE 7 TREASURY STOCK

In December 2007, our Board of Directors approved the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. In the first quarter of 2010, the Company purchased 1.8 million shares for $9.2 million at an average cost per share of $5.03. On March 29, 2010, our Board of Directors approved the repurchase of up to $60.9 million of our common stock in the open market or in privately negotiated transactions, including $10.9 million remaining from the $65 million repurchase program. Subsequent to quarter end, we repurchased an additional 3.6 million shares for $20.7 million, at an average price of $5.67 per share. Since the inception of the program in December 2007 through April 30, 2010, we repurchased a total of 17.6 million shares for a total cost of $74.8 million, at an average of $4.25 per share. Under the current program, $40.2 million remained available for share repurchase as of this date. Repurchased shares have been accounted for as treasury stock using the cost method.

NOTE 8 STOCK BASED COMPENSATION

Stock Options

A summary of option activity under our stock compensation plans as of March 27, 2010, and the changes during the first three months of 2010 is presented below:

Options	Number of Options
Outstanding at December 26, 2009	3,688,003
Granted	25,000
Exercised	(31,782)
Forfeited	(6,000)
Expired	—

Outstanding at March 27, 2010	3,675,221

Exercisable at March 27, 2010	2,609,288

We granted options to purchase 25,000 shares at exercise prices ranging from $5.06 to $5.13 during the first three months of 2010, with an average fair value of $3.23. These grants become exercisable over four years after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We used an expected term of 4.5 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. We used a risk-free interest rate of 2.47% - 2.65% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used an expected volatility of 81.19% - 82.17%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

Restricted Stock

A summary of our restricted stock awards as of March 27, 2010 and the changes during the first three months of 2010 is presented below:

Awards	Number of Awards
Nonvested at December 26, 2009	356,715
Granted	18,800
Vested	(27,512)
Forfeited	—

Nonvested at March 27, 2010	348,003

We recognized $0.1 million of expense related to restricted stock awards in each of the three-month periods ended March 27, 2010 and March 28, 2009. During the first three months of 2010, we granted 18,800 restricted shares with a calculated average fair value of $5.12, which vest over four years in equal installments after the date of the grant.

NOTE 9 LICENSES AND REVENUE ARRANGEMENTS

PentaStaph. In 2009, we sold our PentaStaph vaccine candidate and related assets to GSK for a total consideration of up to $47.5 million. Under the terms of the agreement (as amended), we received an initial cash payment of $21.5 million and are eligible to receive an additional $26 million contingent upon four milestone accomplishments. Milestones were accomplished in the fourth quarter of 2009 and the first quarter of 2010 resulting in revenue of $13.0 million.

We are recognizing the upfront payment from GSK ratably over the period of our performance obligations contained in the agreement, including participation on a Joint Steering Committee, which we currently expect to be completed by the end of 2010. We recognize revenues related to the substantive milestones in the periods in which we complete them.

NicVAX. In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development and sales milestones for NicVAX and follow-on nicotine vaccines. In total these potential payments may exceed $500 million. We will also receive royalties on global sales of NicVAX should GSK exercise its option as well as royalties on global sales of next generation nicotine vaccines.

Under the terms of the agreement, we will be responsible for the cost and performance of the Phase III development of NicVAX. Upon successful completion of the ongoing Phase III studies, if GSK exercises its option, GSK will take responsibility for further development and commercialization of NicVAX. In parallel and independent of whether it exercises its option to in-license NicVAX, GSK will be developing a next generation nicotine vaccine based on our intellectual property together with GSK’s own technology. We are recognizing the upfront payment from GSK ratably over the period of our performance obligations contained in the agreement, including participation on a Joint Steering Committee, which we currently expect to be completed by the end of 2025. If GSK exercises its option, we will recognize any such option payment over the remaining period of the Joint Steering Committee. We recognize revenues related to the substantive milestones in the periods in which we complete them.

NOTE 10 SUBSEQUENT EVENTS

On April 15, 2010, we repurchased all of our Convertible Senior Notes under the indenture agreement governing the Notes.

Through April 30, 2010, we have repurchased 3.6 million shares of our common stock for $20.7 million, leaving $40.2 million available for share repurchase under the program.

Management performed an evaluation of Company activity through the date the unaudited, condensed and consolidated financial statements were available to be issued. Management concluded that, other than the events described above, there are no significant subsequent events requiring disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase III clinical trials for NicVAX; GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to attract, retain and motivate key employees; our ability to collect any further milestones and royalty payments under the PhosLo and PentaStaph agreements; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to successfully contract with contract manufacturing organizations for the manufacture and supply of NicVAX; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 27, 2010. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines addressing unmet medical needs in the area of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in this area. Our lead product currently in development is NicVAX®, an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse. On March 8, 2010 we entered into an option and license agreement for NicVAX and future generation smoking cessation vaccine(s) with GSK.

Product Development

NicVAX is an investigational therapeutic vaccine for smoking cessation, based on patented technology. The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine, a non-immunogenic small molecule, can, upon inhalation through smoking, cross the blood-brain barrier and reach specific receptors in the brain, causing the release of dopamine thereby leading to the highly addictive pleasure sensation experienced by smokers and users of nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine. A nicotine molecule attached to an antibody is too large to cross the blood-brain barrier, and thus is unable to reach the receptors in the brain and trigger pleasure sensations. In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept”

clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in the Phase IIb proof-of-concept study and that the revised dose regimen continued to be well tolerated. These key results have supported the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on a SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a NDA. In June 2009, we announced that we received scientific advice from the EMEA which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that are required by the FDA in support of NicVAX’s licensure. In October 2009 we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009 we announced the initiation of the first of two Phase III efficacy trials in the U.S., and we initiated the second Phase III efficacy trial in March 2010. As such, NicVAX is at a more advanced stage of development than any potentially competing smoking cessation vaccine.

Strategic Initiatives

Beginning in 2006 we initiated a strategic alternatives process to enhance shareholder value. This strategic alternatives process has resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Thus, PentaStaph was sold to GSK who also acquired an exclusive option and license agreement for NicVAX.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 27, 2010 AND MARCH 28, 2009

Revenue. Revenue was $13.7 million for the first quarter of 2010; we had no revenue in 2009. Revenue in 2010 reflects amounts recognized under the PentaStaph and NicVAX agreements with GSK. This includes $4.6 million from the initial $21.5 million payment received from GSK for PentaStaph which is being recognized as revenue ratably over the term of the Joint Steering Committee, currently expected to be 14 months and $0.2 million from the initial $40 million payment received from GSK for NicVAX which is being recognized as revenue ratably over the term of the Joint Steering Committee, currently expected to be 190 months. We also recognized $8.0 million of revenue upon the successful achievement of a PentaStaph performance milestone and $0.9 million related to our services provided under the PentaStaph agreement. Our revenue over the remainder of 2010 will reflect ongoing ratable recognition of upfront payment, reimbursement by GSK of costs related to PentaStaph and possible achievement of the remaining PentaStaph milestones.

Cost of services. Cost of services of $0.7 million represents the cost incurred by us to perform under the PentaStaph agreement with GSK with respect to the transitional services, including performance of the Phase I clinical trial and associated activities. These costs include internal labor, external contractors and allocated indirect costs.

General and administrative expenses. General and administrative expenses were $1.8 million for the first quarter of 2010 compared to $3.1 million for the first quarter of 2009. The decrease of $1.3 million reflects our effort to reduce expenses, lower levels of legal and facilities costs as well as an allocation of a portion of these costs to cost of services. We expect our full-year 2010 general and administrative expenses to be below 2009.

Research and development expenses. Research and development expenses were $5.9 million for the first quarter of 2010 compared to $3.8 million for the first quarter of 2009. Research and development increased approximately $2.1 million primarily due to the ongoing first Phase III trial for NicVAX, start up of the second Phase III NicVAX trial and NicVAX manufacturing-related activities. The cost of the PentaStaph Phase I clinical trial will be reimbursed by GSK and $1.1 million of the costs for the NicVAX trial is being offset by grant funding from NIDA. Research and Development expenses are expected to increase during the balance of 2010.

Interest expense. Interest expense was $0.1 million and $0.4 million for the first quarters of 2010 and 2009, respectively and consisted largely of interest expense associated with our Convertible Senior Notes. The decrease in interest expense reflects the impact of a lower debt level in 2010 as compared to 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 27, 2010 totaled $158.1 million compared to $119.0 million at December 26, 2009. This increase is primarily the result of $55.4 million received from GSK associated with the PentaStaph and NicVAX agreements offset in part by our operating expenses along with the payments of approximately $9.6 million for the repurchases of our shares of common stock.

Cash provided by operating activities from continuing operations for the three months ended March 27, 2010 was $48.6 million, compared to cash used in operating activities of $6.5 million for the three months ended March 28, 2009. The increase in cash was primarily associated with the cash received of $55.4 million from GSK for the PentaStaph and NicVAX offset in part by cash used for general and administrative expenses and research and development expenses. Cash provided by investing activities for the three months ended March 27, 2010 was $49.1 million, consisting largely of the sales and maturities of our marketable securities.

In the first quarter of 2010, the Company purchased 1.8 million shares for $9.2 million at an average cost per share of $5.03. On March 29, 2010, our Board of Directors approved the repurchase of up to $60.9 million of our common stock in the open market or in privately negotiated transactions, including $10.9 million remaining from the $65 million repurchase program. Subsequent to quarter end, we repurchased an additional 3.6 million shares for $20.7 million, at an average price of $5.67 per share. Since the inception of the program in December 2007 through April 30, 2010, we repurchased a total of 17.6 million shares for a total cost of $74.8 million, at an average of $4.25 per share. Under the current program, $40.2 million remained available for share repurchase as of this date. Repurchased shares have been accounted for as treasury stock using the cost method.

We believe cash, cash equivalents and marketable securities on hand at March 27, 2010 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2 to our condensed consolidated financial statements includes a discussion of our significant accounting policies. A summary of the more significant policies follows:

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

Revenue recognition: Our contracts and agreements may include multiple elements and deliverables, including licenses, options, research and development activities, participation on joint steering committees, and contract manufacturing, among other elements. When we determine that a multiple element has stand alone value to our customer, we allocate the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair values of any delivered element, we combine that element with undelivered elements and recognize revenue as a single unit of accounting. Revenues related to substantive milestone activities are recognized as revenue in the period such activities are completed.

We analyze cost reimbursable grants and contracts to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred. For the three months ended March 27, 2010, the Company recorded approximately $1.1 million of such cost reimbursements as an offset to research and development expenses (none for the three months ended March 28, 2009).

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and amortized over the period of performance. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In circumstances where we receive grant income (which is a reimbursement to research and development costs incurred), we record the income as an offset to the related expense.

Share-based compensation: We currently account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

New accounting pronouncements: There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011 we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements. Our license agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as described in Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2009. We repurchased all of our Convertible Senior Notes on April 15, 2010.

Item 4.	Controls and Procedures

Our Chief Executive Officer currently serves as acting Chief Financial Officer.

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the Exchange Act), Rules 13a-15(e) and 15d-15(e)). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management, including our Chief Executive Officer and Chief Accounting Officer, has concluded that as of March 27, 2010, the Company’s disclosure controls and procedures were effective.

Management has identified several changes in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including changes with respect to our process for accruing clinical trial costs and recognizing revenue on multiple element arrangements. We are in the process of completing, but have not yet completed, our internal documentation of all the changes in our internal controls over financial reporting. To specifically address the changes identified in our internal controls over financial reporting, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the three months ended March 27, 2010, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

There have been no material changes to the Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We had no unregistered sales of equity securities in the first quarter of 2010. The following table presents our stock repurchase program during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #1 (December 27, 2009 through January 30, 2010)	614,544	$4.98	614,544	$17.0 million
Month #2 (January 31, 2010 through February 27, 2010)	1,207,689	$5.06	1,207,689	$10.9 million

Month #3 (February 28, 2010 through March 27, 2010)	—	—	—	$60.9 million

Total	1,822,233	$5.03	1,822,233	$60.9 million

In December 2007, our Board of Directors approved and we announced the buyback of up to $65 million of our common stock in the open market or in privately negotiated transactions. In March 2010, our Board of Directors approved and we announced the repurchase of up to $60.9 million of our common stock in the open market or in privately negotiated transactions, including $10.9 million remaining from the $65 million repurchase program approved in December 2007. There is no expiration date for this repurchase program. Subsequent to quarter end, we repurchased an additional 3.6 million shares for $20.7 million.

Item 6.	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 6, 2010	By:	/s/ RAAFAT E.F. FAHIM, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ RONALD B. KOCAK
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.