Form 10-Q
period 2010-06-26
NABI BIOPHARMACEUTICALS
filed 2010-08-05
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at July 30, 2010 was 42,995,802 shares.

Nabi Biopharmaceuticals

INDEX

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements

Nabi Biopharmaceuticals
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 26,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,454	$59,510
Marketable securities	71,206	59,489
Receivables	4,585	9,122
Prepaid expenses and other current assets	1,455	1,572
Total current assets	109,700	129,693

Marketable securities	14,355	-
Property and equipment, net	601	855
Other assets	635	769
Total assets	$125,291	$131,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,350	$1,735
Accrued expenses and other current liabilities	5,409	4,961
Deferred revenue, current portion	13,068	18,447
2.875% convertible senior notes, net	-	5,951
Current liabilities of discontinued operations	2,207	2,816
Total current liabilities	24,034	33,910
Deferred revenue	36,631	-
Total liabilities	60,665	33,910

Stockholders' equity:
Convertible preferred stock	-	-
Common stock	6,315	6,278
Capital in excess of par value	367,319	365,841
Treasury stock	(86,665)	(50,267)
Other comprehensive income (loss)	8	(20)
Accumulated deficit	(222,351)	(224,425)
Total stockholders' equity	64,626	97,407
Total liabilities and stockholders' equity	$125,291	$131,317

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Revenue
Revenue	$4,849	$-	$18,590	$-
Operating expenses:
Costs of services	615	-	1,285	-
General and administrative expenses	1,196	2,355	2,965	5,445
Research and development expenses	6,525	3,440	12,435	7,206
Operating income (loss)	(3,487)	(5,795)	1,905	(12,651)
Interest income	67	83	91	270
Interest expense	(45)	(136)	(187)	(497)
Other income (expense), net	59	40	265	24
Net income (loss)	$(3,406)	$(5,808)	$2,074	$(12,854)

Basic income (loss) per share	$(0.08)	$(0.11)	$0.04	$(0.25)
Diluted income (loss) per share	$(0.08)	$(0.11)	$0.04	$(0.25)

Basic weighted average shares outstanding	44,377	50,974	46,456	51,094
Diluted weighted average shares outstanding	44,377	50,974	46,691	51,094

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 26,	June 27,
	2010	2009

Cash flow from operating activities:
Net income (loss) from continuing operations	$2,074	$(12,854)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	220	255
Accretion of discount on convertible senior notes	99	306
Share-based compensation	1,102	904
Other	(4)	6
Changes in assets and liabilities:
Receivables	4,538	-
Prepaid expenses and other assets	240	(426)
Accounts payable, accrued expenses and other	1,509	(1,035)
Deferred revenue	31,252	-
Net cash provided by (used in) operating activities from continuing operations	41,030	(12,844)
Net cash provided by (used in) operating activities from discontinued operations	(609)	4,488
Net cash provided by (used in) operating activities	40,421	(8,356)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	64,516	22,836
Purchases of marketable securities	(90,560)	-
Proceeds from sales of property and equipment	50	-
Capital expenditures	(2)	-
Net cash provided by (used in) investing activities	(25,996)	22,836

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	412	297
Purchase of common stock for treasury	(35,843)	(3,466)
Repurchase of convertible senior notes	(6,050)	(10,091)
Net cash used in financing activities	(41,481)	(13,260)

Net increase (decrease) in cash and cash equivalents	(27,056)	1,220
Cash and cash equivalents at beginning of period	59,510	106,438
Cash and cash equivalents at end of period	$32,454	$107,658

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines addressing the unmet medical need of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target this serious unmet medical need. We initiated a strategic alternatives process beginning in 2006 to enhance shareholder value that has resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter 2010 we granted to GlaxoSmithKline Biologicals S.A. (GSK) (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property.

Product Development

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical linked to pleasure and to addiction. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine in the bloodstream and prevent it from crossing the blood-brain barrier and entering the brain. With a reduced amount of nicotine reaching the brain, fewer stimulants are released and the pleasurable, positive-reinforcing effects of nicotine are diminished, thereby making it easier to quit smoking. Pre-clinical studies with NicVAX have shown that vaccination prevents nicotine from reaching the brain and blocks the effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction, in animals. In humans, NicVAX, in combination with quit-counseling, has been clinically demonstrated to help smokers, who want to quit, achieve long-term abstinence. We believe NicVAX may have advantages over existing treatment therapies because the anti-nicotine antibodies limit the ability of nicotine to enter the brain. Moreover, these anti-nicotine antibodies persist for six to 12 months following vaccination. This is important due to the extremely high relapse rate that has been observed in smokers who attempt to quit smoking.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at six and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in the Phase IIb proof-of-concept study and that the revised dose regimen continued to be well tolerated. These key results have supported the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a New Drug Application (NDA).  In June 2009, we announced that we received Scientific Advice from the European Medicines Agency (EMA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA), to partially offset the cost of the first of two Phase III studies that are required by the FDA to support NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S. In March 2010, we initiated the second Phase III trial and in July 2010, we announced the completion of enrollment in the first Phase III trial.  As such, we believe that NicVAX is at a more advanced stage of development than any potentially competing smoking cessation vaccine.

NOTE 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 26, 2009 has been derived from audited consolidated financial statements at that date.  Our interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission.  We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 26, 2009 filed with the Securities and Exchange Commission.

Principles of consolidation and presentation: The consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our controlled subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation. All of our consolidated subsidiaries are dormant or are otherwise non-operative.  Our fiscal year ends on the last Saturday of December; consequently, we will periodically have a 53-week fiscal year.

Accounting estimates: The preparation of financial statements in conformity with accounting principles U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, including such amounts related to discontinued operations. Actual results could differ from those estimates.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, and accounts payable approximated fair value as of June 26, 2010 and December 26, 2009, because of the relatively short-term maturity of the instruments or because of their nature. The carrying value of our Convertible Senior Notes, at December 26, 2009 was approximately $6.0 million (compared to the approximate fair value of $5.7 million based on quoted market prices). We repurchased the entire remaining balance of our Convertible Senior Notes on April 15, 2010.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, government agencies and FDIC backed notes with maturities typically less than eighteen months.  Marketable securities are classified as available-for-sale and recorded at market value; unrealized gains and losses on those securities are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three- and six months ended June 26, 2010. Our investment policies and procedures are reviewed periodically including by management and our audit committee.

Deferred revenue:  Deferred revenue consists mainly of our initial upfront payments received from the sale and license agreements that we have not yet recognized as revenue. We recognize revenue as we satisfy our performance obligations as specified in the agreements.

Collaborative arrangements:  We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of NicVAX.  For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Revenue recognition:  Our contracts and agreements may include multiple elements and deliverables, including licenses, options, research and development activities, participation on joint steering committees, and contract manufacturing, among other elements. When we determine that an element has stand alone value to our customer, we allocate a portion of the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair value of any delivered element, we combine that element with undelivered elements as a single unit of accounting. Revenues related to substantive milestone activities are recognized as revenue in the period such activities are completed.  We analyze cost reimbursable grants and contracts to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due.  For the three- and six months ended June 26, 2010, the Company recorded approximately $3.4 million and $4.5 million respectively of cost reimbursements from government grants as an offset to research and development expenses (none for the three- and six months ended June 2009).

Share-based compensation: We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. Total share-based compensation expense for the three- and six months ended June 26, 2010 was $0.7 million and $1.1 million respectively, and for the three- and six months ended June 27, 2009, was $0.5 million and $0.9 million respectively.

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

Comprehensive income (loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments and unrealized gains (losses) on our available for sale marketable securities. At June 26, 2010 our total net unrealized gains on our marketable securities was $8 thousand.

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

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders (as adjusted for interest expense on our Convertible Senior Notes net of taxes when they were outstanding) by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options and the common shares underlying our Convertible Senior Notes when they were outstanding. The dilutive impact of potential common shares resulting from stock options is determined by applying the treasury stock method. The dilutive impact of potential common shares resulting from our Convertible Senior Notes was determined by applying the “if converted” method.

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three months ended June 26, 2010 and the three- and six months ended June 27, 2009.  For the six months ended June 26, 2010, the computation of diluted income per share differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment related to stock options using the treasury stock method.  A total of approximately 4.2 million and 3.9 million potential dilutive shares related to stock options have been excluded in the calculation of diluted net loss per share for the three- and six months ended June 26, 2010, respectively, as their inclusion would be anti-dilutive.

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

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale investments by security classification as of June 26, 2010 were as follows:

		Gross	Gross	Estimated
(In thousands)	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Values

US Treasury bills	$14,996	$-	$-	$14,996
Government-sponsored securities	64,874	15	(2)	64,887
Corporate debt securities	5,683	1	(6)	5,678

Total securities	$85,553	$16	$(8)	$85,561

During 2010 and 2009 we had no significant realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

The contractual maturities of available-for-sale investments by security classification as of June 26, 2010 were as follows:

(In thousands)	Total	Less than 12 Months	12 Months or More

US Treasury bills	$14,996	$14,996	$-
Government-sponsored securities	64,887	51,381	13,506
Corporate debt securities	5,678	4,829	849

Total securities	$85,561	$71,206	$14,355

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

Medicare/Medicaid Contingencies
During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $1.9 million at June 26, 2010 which are included in the amounts recorded as current liabilities from discontinued operations. We intend to pay these obligations as they are rebilled to us.

NOTE 5 INCOME TAXES

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of June 26, 2010 we have recorded a valuation allowance against all of our deferred tax assets. We expect our full year effective tax rate for 2010 to be 0%.

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

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair market value at June 26, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

		Quoted Prices in Active	Significant Other	Significant
June 26, 2010		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$32,454	$32,454	$-	$-

US Treasury bills	14,996	14,996	-	-

Government-sponsored enterprise securities	64,887	-	64,887	-

Corporate debt and other securities	5,678	3,794	1,884	-

Total	$118,015	$51,244	$66,771	$-

NOTE 7 TREASURY STOCK

Since December 2007, our Board of Directors has approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. In the first six months of 2010, we purchased 6.7 million shares for $36.4 million at an average cost per share of $5.47. Since the inception of the program in December 2007 through June 26, 2010, we have repurchased a total of 18.8 million shares for a total cost of $81.3 million, at an average price of $4.33 per share. Subsequent to the second quarter end through July 30, 2010, we repurchased an additional 0.6 million shares for $3.1 million, at an average price of $5.46 per share. Repurchased shares have been accounted for as treasury stock using the cost method.

NOTE 8 SHARE-BASED COMPENSATION

Stock Options
A summary of option activity under our stock compensation plans as of June 26, 2010, and the changes during the first six months of 2010 is presented below:

Options	Number of Options
Outstanding at December 26, 2009	3,688,003
Granted	845,805
Exercised	(90,830)
Forfeited	(13,700)
Expired	(255,075)

Outstanding at June 26, 2010	4,174,203

Exercisable at June 26, 2010	2,612,680

We granted options to purchase 845,805 shares at exercise prices ranging from $5.06 to $5.58 during the first six months of 2010, with an average fair value at the date of grant of $3.54. These grants become exercisable between one and four years after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We estimate our expected term to be between 4.5 and 6.3 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.  We used a risk-free interest rate of 2.46% - 2.71% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used expected volatility of 74.86% - 83.59%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

We recognized approximately $0.5 million and $0.8 million of expense related to stock options in the three- and six months ended June 26, 2010, respectively.

Restricted Stock
A summary of our restricted stock awards as of June 26, 2010 and the changes during the first six months of 2010 is presented below:

Awards	Number of Awards
Nonvested at December 26, 2009	356,715
Granted	266,038
Vested	(117,155)
Forfeited	(3,080)

Nonvested at June 26, 2010	502,518

We recognized approximately $0.2 million and $0.3 million of expense related to restricted stock awards in the three- and six month periods ended June 26, 2010, respectively. During the first six months of 2010, we granted 266,038 restricted shares with a calculated average fair value of $5.47, which vest over four years in equal installments after the date of the grant.

NOTE 9 LICENSES AND REVENUE ARRANGEMENTS

PentaStaph.  In 2009, we sold our PentaStaph vaccine candidate and related assets to GSK for a total consideration of up to $47.5 million. Under the terms of the sale agreement with GSK, we received an initial cash payment of $21.5 million and became eligible to receive an additional $26 million contingent upon four milestone accomplishments. Two of the milestones were accomplished in the fourth quarter of 2009 and the first quarter of 2010 resulting in revenue of $13.0 million. We believe we will achieve the two remaining milestones within the next nine months.

We are recognizing the upfront payment from GSK ratably over the period of our performance obligations contained in the agreement, including participation on a joint steering committee. We will recognize revenues related to the substantive milestones in the periods we accomplish them.

NicVAX.  In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development, and sales milestone payments and other payments for NicVAX and follow-on nicotine vaccines. In total these additional payments may exceed $460 million. We will also receive double-digit royalties on global sales of NicVAX should GSK exercise its option as well as royalties on global sales of next generation nicotine vaccines utilizing intellectual property acquired from us.  Under the terms of the agreement, we will be responsible for the cost and performance of the Phase III development of NicVAX. Upon completion of the ongoing Phase III studies, if GSK exercises its option, GSK will take responsibility (including cost responsibilities) for further development and commercialization of NicVAX. In parallel and independent of whether it exercises its option to in-license NicVAX, GSK will be developing a next-generation nicotine vaccine based on our intellectual property together with GSK’s own technology.

We are recognizing the upfront payment from GSK ratably over the period of our performance obligations contained in the agreement, including participation on a joint steering committee. If GSK exercises its option, we will recognize any such option payment over the remaining period of the joint steering committee. We recognize revenues related to the substantive milestones in the periods we complete them.

RENs (Ring Expanded Nucleotides). As we are now focused on the development of NicVAX, on April 26, 2010, we terminated our agreement with the University of Maryland.

NOTE 10 SUBSEQUENT EVENTS

Management performed an evaluation of Company activity through the date the unaudited condensed and consolidated financial statements were available to be issued. Management concluded that there are no significant subsequent events requiring disclosure.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase III clinical trials for NicVAX; GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine utilizing our intellectual property; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to attract, retain and motivate key employees; our ability to collect any further milestones and royalty payments under the PhosLo and PentaStaph agreements; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to successfully contract with contract manufacturing organizations for the manufacture and supply of NicVAX and the risk that these organizations will not fulfill their obligations to us; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carryforwards.  Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2009 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three- and six-month periods ended June 26, 2010. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines addressing the unmet medical need of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target this serious unmet medical need. We initiated a strategic alternatives process beginning in 2006 to enhance shareholder value that has resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse. In the first quarter 2010 we granted GSK (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property.

Product Development

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical linked to pleasure and to addiction. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine in the bloodstream and prevent it from crossing the blood-brain barrier and entering the brain. With a reduced amount of nicotine reaching the brain, fewer stimulants are released and the pleasurable, positive-reinforcing effects of nicotine are diminished, thereby making it easier to quit smoking. Pre-clinical studies with NicVAX have shown that vaccination prevents nicotine from reaching the brain and blocks the effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction, in animals. In humans, NicVAX, in combination with quit-counseling, has been clinically demonstrated to help smokers, who want to quit, achieve long-term abstinence. We believe NicVAX may have advantages over existing treatment therapies because the anti-nicotine antibodies limit the ability of nicotine to enter the brain. Moreover, these anti-nicotine antibodies persist for six to 12 months following vaccination. This is important due to the extremely high relapse rate that has been observed  in smokers who attempt to quit smoking.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at six and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II schedule optimization immunogenicity study assessing the antibody response and safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in the Phase IIb proof-of-concept study and that the revised dose regimen continued to be well tolerated. These key results have supported the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we had reached agreement with the FDA on a SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a NDA.  In June 2009, we announced that we received Scientific Advice from the EMA which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA, to partially offset the cost of the first of two Phase III studies that are required by the FDA to support NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S. In March 2010, we initiated the second Phase III trial and in July 2010, we announced the completion of enrollment in the first Phase III trial. As such, we believe that NicVAX is at a more advanced stage of development than any potentially competing smoking cessation vaccine.

FOR THE THREE MONTHS ENDED JUNE 26, 2010 AND JUNE 27, 2009

Revenue. Revenue was $4.8 million for the second quarter of 2010; we had no revenues in the same period in 2009. Revenue in 2010 reflects amounts recognized under the PentaStaph and NicVAX agreements with GSK, including amortization of the upfront fees that are being recognized as revenue ratably over the terms of the joint steering committees created under these agreements. We also recognized $0.9 million in the second quarter of 2010 related to services we provided to GSK under the PentaStaph agreement. Our revenue over the remainder of 2010 will reflect ongoing ratable recognition of upfront payments, reimbursement by GSK of costs related to the PentaStaph trial and possible achievement of the remaining PentaStaph milestones.

Costs of services. Costs of services of $0.6 million represent the costs incurred by us to perform under the PentaStaph agreement with GSK with respect to the transitional services, including performance of the Phase I clinical trial and associated activities. These costs include internal labor, external contractors and allocated indirect costs. These costs will continue for the balance of 2010.

General and administrative expenses. General and administrative expenses were $1.2 million for the second quarter of 2010 compared to $2.4 million for the second quarter of 2009. The decrease of $1.2 million reflects our effort to reduce expenses and lower legal and facilities costs, and includes an allocation of a portion of these expenses to costs of services. We expect our full-year 2010 general and administrative expenses to be below those for fiscal 2009.

Research and development expenses. Research and development expenses were $6.5 million for the second quarter of 2010 compared to $3.4 million for the second quarter of 2009. Research and development expenses increased approximately $3.1 million primarily due to our two ongoing Phase III trials for NicVAX, and NicVAX manufacturing-related activities. The costs incurred related to the PentaStaph Phase I clinical trial are reimbursed by GSK (and such reimbursement is recognized as revenue). Approximately $3.3 million of the costs for the NicVAX trial has been offset by grant funding from NIDA and approximately $0.1 million of the costs for PentaStaph has been offset by grant funding from the U.S. Department of Defense (DoD). Research and development expenses are expected to increase during the balance of 2010 as we continue work on our various clinical trials.

FOR THE SIX MONTHS ENDED JUNE 26, 2010 AND JUNE 27, 2009

Revenue. Revenue was $18.6 million for the first six months of 2010; we had no revenue in the comparable period in 2009. Revenue in 2010 reflects amounts recognized under the PentaStaph and NicVAX agreements with GSK, including amortization of the upfront fees that are being recognized as revenue ratably over the terms of the joint steering committees created under these agreements. In the first half of 2010 we recognized $8.0 million of revenue related to the successful achievement of a PentaStaph performance milestone and $1.8 million related to services provided to GSK under the PentaStaph agreement. Revenue over the remainder of 2010 will reflect ongoing ratable recognition of upfront payments, reimbursement by GSK of costs related to the PentaStaph trial, and possible achievement of the remaining PentaStaph milestones.

Costs of services. Costs of services of $1.3 million for the first six months of 2010 represent the costs incurred by us to perform under the PentaStaph agreement with GSK with respect to the transitional services, including performance of the Phase I clinical trial and associated activities. These costs include internal labor, external contractors and allocated indirect costs. These costs will continue for the balance of 2010.

General and administrative expenses. General and administrative expenses were $3.0 million for the first six months of 2010 compared to $5.4 million for the comparable 2009 period. The decrease of $2.4 million reflects our effort to reduce expenses and lower legal and facilities costs, and includes an allocation of a portion of these expenses to costs of services. We expect our full-year 2010 general and administrative expenses to be below those for fiscal 2009.

Research and development expenses. Research and development expenses were $12.4 million for the first six months of 2010 compared to $7.2 million for the comparable 2009 period. Research and development increased approximately $5.2 million primarily due to our two ongoing Phase III trials for NicVAX and NicVAX manufacturing-related activities. The costs related to the PentaStaph Phase I clinical trial are reimbursed by GSK (and such reimbursement is recognized as revenue). Approximately $4.5 million of the costs for the NicVAX and PentaStaph trials has been offset by grant funding from NIDA and DoD. Research and development expenses are expected to continue to increase during the balance of 2010.

Interest expense. Interest expense was $0.2 million for the first six months of 2010 compared to $0.5 million for the comparable 2009 period. The decrease in interest expense reflects the impact of the repurchase of all of our Convertible Senior Notes in the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 26, 2010 totaled $118.0 million compared to $119.0 million at December 26, 2009. Cash provided by operating activities was offset by payments of approximately $35.8 million for the repurchase of our shares of common stock and $6.1 million for the repurchase of the remaining balance of our Convertible Senior Notes, as well as our operating expenses.

Cash provided by operating activities from operations for the six months ended June 26, 2010 was $41.0 million, compared to cash used in operating activities of $12.8 million for the six months ended June 27, 2009. The significant increase in cash provided by operating activities in 2010 was primarily associated with the $56.3 million received from GSK associated with the PentaStaph and NicVAX agreements offset in part by cash used for general and administrative and research and development expenses. Cash used for investing activities in 2010 was $26.0 million, consisting largely of the net purchases of our marketable securities.

In the first half of 2010, the Company purchased 6.7 million shares for $36.4 million at an average price per share of $5.47. Since the inception of the program in December 2007 through June 26, 2010, we have repurchased a total of 18.8 million shares at a total cost of $81.3 million, at an average price of $4.33 per share. Subsequent to the end of the second quarter, we repurchased an additional 0.6 million shares for $3.1 million, at an average price of $5.46 per share. Approximately $30.6 million remains available for share repurchase as of July 30, 2010.  The Company also used $6.1 million to repurchase the remaining balance of its Convertible Notes during the first half of 2010.

We believe cash, cash equivalents and marketable securities on hand at June 26, 2010 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2 to our condensed consolidated financial statements includes a discussion of our significant accounting policies. A summary of the more significant policies follows:

Accounting estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period, including such amounts related to discontinued operations. Actual results could differ from those estimates.

Revenue recognition:  Our contracts and agreements may include multiple elements and deliverables, including licenses, options, research and development activities, participation on joint steering committees, and contract manufacturing, among other elements. When we determine that an element has stand alone value to our customer, we allocate the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair value of any delivered element, we combine that element with undelivered elements as a single unit of accounting. Revenues related to substantive milestone activities are recognized as revenue in the period such activities are completed. We analyze cost reimbursable grants and contracts to determine whether we should report such reimbursements as revenue or as an offset to our expenses incurred.

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due.

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

Item 4.               Controls and Procedures

Our Chief Executive Officer currently serves as acting Chief Financial Officer.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities in the first and second quarters of 2010. The following table presents our stock repurchase program during the quarter.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program
Month #4 (March 28, 2010 through May 1, 2010)	3,640,670	$5.67	3,640,670	$40.3 million
Month #5 (May 2, 2010 through May 29, 2010)	847,493	$5.51	847,493	$35.6 million
Month #6 (May 30, 2010 through June 26, 2010)	348,216	$5.47	348,216	$33.7 million
Total	4,836,379	$5.63	4,836,379	$33.7 million

Starting in December 2007, our Board of Directors approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. Since the inception of the program through June 26, 2010, we have repurchased a total of 18.8 million shares at a total cost of $81.3 million, at an average price of $4.33 per share. Subsequent to the end of the second quarter through July 30, 2010, we have repurchased an additional 0.6 million shares for $3.1 million.

Item 5.  Other Information

None

Item 6.               Exhibits

31       Rule 13a-14(a)/15d-14(a) Certification.
32       Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 5, 2010	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description
31	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.