Form 10-Q
period 2010-09-25
NABI BIOPHARMACEUTICALS
filed 2010-11-03
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at October 31, 2010 was 42,456,591 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$37,280	$59,510
Marketable securities	66,953	59,489
Receivables	3,988	9,122
Prepaid expenses and other current assets	3,270	1,572

Total current assets	111,491	129,693
Marketable securities	7,920	—
Property and equipment, net	520	855
Other assets	545	769

Total assets	$120,476	$131,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508	$1,735
Accrued expenses and other current liabilities	6,667	4,961
Deferred revenue, current portion	10,432	18,447
2.875% convertible senior notes, net	—	5,951
Current liabilities of discontinued operations	2,207	2,816

Total current liabilities	19,814	33,910
Deferred revenue	36,000	—

Total liabilities	55,814	33,910

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,315	6,278
Capital in excess of par value	368,113	365,841
Treasury stock	(92,563)	(50,267)
Other comprehensive income (loss)	13	(20)
Accumulated deficit	(217,216)	(224,425)

Total stockholders’ equity	64,662	97,407

Total liabilities and stockholders’ equity	$120,476	$131,317

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenue
Revenue	$12,335	$—	$30,925	$—
Operating expenses:
Costs of services	843	—	2,128	—
General and administrative expenses	1,415	2,351	4,380	7,796
Research and development expenses	6,801	4,651	19,236	11,857

Operating income (loss)	3,276	(7,002)	5,181	(19,653)
Interest income	75	50	166	320
Interest expense	(13)	(139)	(200)	(636)
Other income (expense), net	32	108	297	132

Net income (loss) before taxes	3,370	(6,983)	5,444	(19,837)
Income tax benefit	1,765	—	1,765	—

Net income (loss)	$5,135	$(6,983)	$7,209	$(19,837)

Basic income (loss) per share	$0.12	$(0.14)	$0.16	$(0.39)
Diluted income (loss) per share	$0.12	$(0.14)	$0.16	$(0.39)

Basic weighted average shares outstanding	42,356	50,339	45,084	50,802
Diluted weighted average shares outstanding	42,538	50,339	45,304	50,802

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 25, 2010	September 26, 2009
Cash flow from operating activities:
Net income (loss) from continuing operations	$7,209	$(19,837)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	302	380
Accretion of discount on convertible senior notes	99	393
Share-based compensation	1,895	1,347
Other	(4)	6
Changes in assets and liabilities:
Receivables	5,135	—
Prepaid expenses and other assets	(1,485)	(168)
Accounts payable, accrued expenses and other	952	(255)
Deferred revenue	27,985	—

Net cash provided by (used in) operating activities from continuing operations	42,088	(18,134)
Net cash provided (used in) by operating activities from discontinued operations	(609)	4,366

Net cash provided by (used in) operating activities	41,479	(13,768)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	103,615	24,701
Purchases of marketable securities	(118,966)	(75,963)
Proceeds from sales of property and equipment	50	—
Capital expenditures	(3)	—

Net cash used in investing activities	(15,304)	(51,262)

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	413	297
Purchase of common stock for treasury	(42,768)	(3,466)
Repurchase of convertible senior notes	(6,050)	(10,091)

Net cash used in financing activities	(48,405)	(13,260)

Net decrease in cash and cash equivalents	(22,230)	(78,290)
Cash and cash equivalents at beginning of period	59,510	106,438

Cash and cash equivalents at end of period	$37,280	$28,148

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines addressing the unmet medical need of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target this serious unmet medical need. We initiated a strategic alternatives process beginning in 2006 to enhance shareholder value that has resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010 we granted to GlaxoSmithKline Biologicals S.A. (GSK) (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property.

Product Development

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical linked to pleasure and to addiction. NicVAX is designed to stimulate the immune system to produce antibodies that bind to nicotine in the bloodstream and prevent it from crossing the blood-brain barrier and entering the brain. With a reduced amount of nicotine reaching the brain, fewer stimulants are released and the pleasurable, positive-reinforcing effects of nicotine are diminished, thereby making it easier to quit smoking. Pre-clinical studies with NicVAX have shown that vaccination prevents nicotine from reaching the brain and blocks the effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction, in animals. In humans, NicVAX, in combination with quit-counseling, has been clinically demonstrated to help smokers, who want to quit, achieve long-term abstinence. We believe NicVAX may have advantages over existing treatment therapies because the anti-nicotine antibodies limit the ability of nicotine to enter the brain. Moreover, these anti-nicotine antibodies persist for six to 12 months following vaccination. This is important due to the extremely high relapse rate that has been observed in smokers who attempt to quit smoking. We have achieved several significant milestones during our development process, as follows:

•

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at six and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo.

•

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

•

In December 2008, we announced that we had reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a New Drug Application (NDA), and in June 2009, we announced that we received Scientific Advice from the European Medicines Agency (EMA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial.

•

In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA), to partially offset the cost of the first of two Phase III studies that are required by the FDA to support NicVAX’s licensure.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	In October 2009, we announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix.

•

In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S. In March 2010, we initiated the second Phase III trial and in July 2010, we announced the completion of enrollment in the first Phase III trial.

•

In March 2010, we announced that we granted to GSK (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property.

•

In August 2010, we received U.S. Patent No. 7,776,620 (Hapten-carrier conjugates for treating and preventing nicotine addiction) for the exclusive use of methods for treating and preventing nicotine addiction with NicVAX and related nicotine vaccines. The patent runs through December 2018.

•

In September 2010, we entered into a long term contractual manufacturing agreement for the manufacture of Drug Substance integral to the production of NicVAX. The Drug Substance will ultimately be combined with an adjuvant and filled in syringes at another contract manufacturing organization to produce NicVAX.

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

Financial instruments: The carrying amounts of our financial instruments including cash equivalents, accounts receivables, and accounts payable approximated fair value as of September 25, 2010 and December 26, 2009, because of the relatively short-term maturity of the instruments or because of their nature. The carrying value of our Convertible Senior Notes, at December 26, 2009 was approximately $6.0 million (compared to the approximate fair value of $5.7 million based on quoted market prices). We repurchased the entire remaining balance of our Convertible Senior Notes on April 15, 2010.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, government agencies and FDIC backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at market value; unrealized gains and losses on those securities are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three- and nine months ended September 25, 2010. Our investment policies and procedures are reviewed periodically including by management and our audit committee.

Deferred revenue: Deferred revenue consists mainly of our initial upfront payments received from the sale and license agreements that we have not yet recognized as revenue. We recognize revenue as we satisfy our performance obligations as specified in the agreements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. For the three- and nine months ended September 25, 2010, the Company recorded approximately $2.7 million and $7.2 million respectively of cost reimbursements from government grants as an offset to research and development expenses (none for the three- and nine months ended September 2009).

Share-based compensation: We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period, which is generally the vesting period. Total share-based compensation expense for the three- and nine months ended September 25, 2010 was $0.8 million and $1.9 million respectively, and for the three- and nine months ended September 26, 2009, was $0.4 million and $1.3 million respectively.

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

Comprehensive income (loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments and unrealized gains (losses) on our available for sale marketable securities. At September 25, 2010 our total net unrealized gains on our marketable securities was $13 thousand.

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

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and nine months ended September 26, 2009. For the three- and nine months ended September 25, 2010, the computation of diluted income per share differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment related to stock options using the treasury stock method. A total of approximately 4.0 million potentially dilutive shares related to stock options have been excluded in the calculation of diluted net income per share for the three- and nine months ended September 25, 2010, respectively, as their inclusion would be anti-dilutive.

Segment information: We currently operate in a single business segment.

New accounting pronouncements: There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011, we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements. Our agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale investments by security classification as of September 25, 2010 and December 26, 2009 were as follows:

September 25, 2010 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

US Treasury bills	$11,031	$—	$(1)	$11,030
Government-sponsored securities	59,200	16	(4)	59,212
Corporate debt securities	4,629	2	—	4,631

Total securities	$74,860	$18	$(5)	$74,873

December 26, 2009 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

US Treasury bills	$14,996	$—	$(1)	$14,995
Government-sponsored securities	43,450	5	(1)	43,454
Corporate debt securities	1,041	—	(1)	1,040

Total securities	$59,487	$5	$(3)	$59,489

During 2010 and 2009 we had no significant realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The contractual maturities of available-for-sale investments by security classification as of September 25, 2010 and December 26, 2009 were as follows:

September 25, 2010 (In thousands)	Total	Less than 12 Months	12 Months or More

US Treasury bills	$11,030	$11,030	$—
Government-sponsored securities	59,212	51,709	7,503
Corporate debt securities	4,631	4,214	417

Total securities	$74,873	$66,953	$7,920

December 26, 2009 (In thousands)	Total	Less than 12 Months	12 Months or More

US Treasury bills	$14,995	$14,995	$—
Government-sponsored securities	43,454	43,454	—
Corporate debt securities	1,040	1,040	—

Total securities	$59,489	$59,489	$—

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

Medicare/Medicaid Contingencies

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which the remaining amounts due were approximately $1.9 million at September 25, 2010 which are included in the amounts recorded as current liabilities from discontinued operations. We intend to pay these obligations as they are rebilled to us. The calculated amount due assumes that we will be successful in rebilling entities that improperly received best prices. From time to time we receive information requests from state Medicare/Medicaid auditors reviewing Medicare/Medicaid payments from products previously sold by us. We do not anticipate that such reviews will result in additional liabilities, but if they do we intend to pay any such obligations as they arise.

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

During the third quarter of 2010, we recognized an income tax benefit of $1.8 million relating to the expected refund of alternative minimum tax (AMT) associated with the carryback of the 2009 AMT NOL against previously paid AMT as a result of recently enacted tax legislation.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. As of September 25, 2010 we have recorded a valuation allowance against all of our deferred tax assets. Other than the impact for the refund of the AMT that we recorded in the third quarter, we expect our full year effective tax rate for 2010 to be 0%,

NOTE 6 FAIR VALUE DISCLOSURES

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

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair market value at September 25, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

September 25, 2010 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inupts
		Level 1	Level 2	Level 3

Cash and cash equivalents	$37,280	$37,280	$—	$—
US Treasury bills	11,030	11,030	—	—
Government-sponsored enterprise securities	59,212	—	59,212	—
Corporate debt and other securities	4,631	2,765	1,866	—

Total	$112,153	$51,075	$61,078	$—

NOTE 7 TREASURY STOCK

Since December 2007, our Board of Directors has approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. In the first nine months of 2010, we purchased 7.8 million shares for $42.3 million at an average cost per share of $5.45. Since the inception of the program in December 2007 through September 25, 2010, we have repurchased a total of 19.9 million shares for a total cost of $87.2 million, at an average price of $4.39 per share. Repurchased shares have been accounted for as treasury stock using the cost method.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8 SHARE-BASED COMPENSATION

Stock Options

A summary of option activity under our stock compensation plans as of September 25, 2010, and the changes during the first nine months of 2010 is presented below:

Options	Number of Options
Outstanding at December 26, 2009	3,688,003
Granted	849,805
Exercised	(91,063)
Forfeited	(13,700)
Expired	(255,075)

Outstanding at September 25, 2010	4,177,970

Exercisable at September 25, 2010	2,689,850

We granted options to purchase 849,805 shares at exercise prices ranging from $4.76 to $5.75 during the first nine months of 2010, with an average fair value at the date of grant of $3.51. These grants become exercisable between one and four years after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We estimate our expected term to be between 4.5 and 6.3 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. We used a risk-free interest rate of 1.39% - 2.71% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used expected volatility of 58.51% - 83.59%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

We recognized approximately $0.6 million and $1.4 million of expense related to stock options in the three- and nine months ended September 25, 2010, respectively.

Restricted Stock

A summary of our restricted stock awards as of September 25, 2010 and the changes during the first nine months of 2010 is presented below:

Awards	Number of Awards
Nonvested at December 26, 2009	356,715
Granted	267,238
Vested	(130,881)
Forfeited	(3,080)

Nonvested at September 25, 2010	489,992

We recognized approximately $0.2 million and $0.5 million of expense related to restricted stock awards in the three- and nine month periods ended September 25, 2010, respectively. During the first nine months of 2010, we granted 267,238 restricted shares with a calculated average fair value of $5.47, which vest over four years in equal installments after the date of the grant.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9 LICENSES AND REVENUE ARRANGEMENTS

PentaStaph. In 2009, we sold our PentaStaph vaccine candidate and related assets to GSK for a total consideration of up to $47.5 million. Under the terms of the sale agreement with GSK, we received an initial cash payment of $21.5 million and became eligible to receive an additional $26 million contingent upon four milestone accomplishments. Three of the milestones were accomplished in the fourth quarter of 2009, the first quarter of 2010 and the third quarter of 2010 resulting in revenue of $21.0 million. We believe we will achieve the final remaining milestone within the next six months.

We are recognizing the upfront payment from GSK ratably over the period of our performance obligations contained in the agreement, including participation on a joint steering committee. We will recognize revenues related to the substantive milestones in the periods we accomplish them.

NicVAX. In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development, and sales milestone payments and other payments for NicVAX and follow-on nicotine vaccines. In total these additional payments may exceed $460 million. We will also receive double-digit royalties on global sales of NicVAX should GSK exercise its option, as well as royalties on global sales of next generation nicotine vaccines utilizing intellectual property acquired from us. Under the terms of the agreement, we will be responsible for the cost and performance of the Phase III development of NicVAX. Upon completion of the ongoing Phase III studies, if GSK exercises its option, GSK will take responsibility (including cost responsibilities) for further development and commercialization of NicVAX. In parallel and independent of whether it exercises its option to in-license NicVAX, GSK will be developing a next-generation nicotine vaccine based on our intellectual property together with GSK’s own technology.

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

NOTE 10 SUBSEQUENT EVENTS

During October the company had a reduction in work force as a result of transitioning the PentaStaph program to GSK. The company will record approximately $1.5 million for estimated severance and benefits in the fourth quarter of 2010.

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

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three- and nine-month periods ended September 25, 2010. The discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

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

•

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that showed statistically significant rates of smoking cessation and continuous long-term smoking abstinence at six and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo.

•

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

•

In December 2008, we announced that we had reached agreement with the FDA on a SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a NDA. In June 2009, we announced that we received Scientific Advice from the EMA which is well aligned with our SPA agreement with the FDA regarding the design of the trial.

•

In September 2009, we announced that we received a $10 million grant from NIDA, to partially offset the cost of the first of two Phase III studies that are required by the FDA to support NicVAX’s licensure.

•	In October 2009, we announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix.

•

In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S. In March 2010, we initiated the second Phase III trial and in July 2010, we announced the completion of enrollment in the first Phase III trial.

•

In March 2010, we announced that we granted to GSK (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property.

•

In August 2010, we received U.S. Patent No. 7,776,620 (Hapten-carrier conjugates for treating and preventing nicotine addiction) for the exclusive use of methods for treating and preventing nicotine addiction with NicVAX and related nicotine vaccines. The patent runs through December 2018.

•

In September 2010, we entered into a long term contractual manufacturing agreement for the manufacture of Drug Substance integral to the production of NicVAX. The Drug Substance will ultimately be combined with an adjuvant and filled in syringes to produce NicVAX.

We believe that NicVAX is at a more advanced stage of development than any potentially competing smoking cessation vaccine.

FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

Revenue. Revenue was $12.3 million for the third quarter of 2010; we had no revenues in the same period in 2009. Revenue in 2010 reflects amounts recognized under the PentaStaph and NicVAX agreements with GSK, including amortization of the upfront fees that are being recognized as revenue ratably over the terms of the joint steering committees created under these agreements. This includes $2.6 million from the initial $21.5 million payment received from GSK for PentaStaph and $0.6 million from the initial $40.0 million payment from GSK for NicVAX. Also reflected in third quarter revenue is $8.0 million for the successful achievement of a PentaStaph milestone. We also recognized $0.8 million and $0.3 million in the third quarter of 2010 related to services we provided to GSK under the PentaStaph and NicVAX agreements, respectively. Our revenue over the remainder of 2010 will reflect ongoing ratable recognition of upfront payments, reimbursement by GSK of costs related to the PentaStaph and NicVAX agreements, and possible achievement of the remaining PentaStaph milestone.

Costs of services. Costs of services of $0.8 million represent the costs incurred by us to perform under the PentaStaph and NicVAX agreements with GSK with respect to the transitional services, including performance of the Phase I clinical trial for PentaStaph and associated activities. These costs include internal labor, external contractors and allocated indirect costs. These costs will continue for the balance of 2010.

General and administrative expenses. General and administrative expenses were $1.4 million for the third quarter of 2010 compared to $2.4 million for the third quarter of 2009. The decrease of $1.0 million reflects our effort to reduce expenses and lower legal and facilities costs, and includes an allocation of a portion of these expenses to costs of services. We expect our full-year 2010 general and administrative expenses to be below those for fiscal year 2009.

Research and development expenses. Research and development expenses were $6.8 million for the third quarter of 2010 compared to $4.7 million for the third quarter of 2009. Research and development expenses increased approximately $2.1 million primarily due to our two ongoing Phase III trials for NicVAX, and NicVAX manufacturing-related activities. Research and development expenses related to the PentaStaph Phase I clinical trial are reimbursed by GSK (and such reimbursement is recognized as revenue). Approximately $2.6 million of the costs for the NicVAX trial have been offset by grant funding from NIDA and approximately $0.1 million of the costs for PentaStaph have been offset by grant funding from the U.S. Department of Defense (DoD). We expect research and development expenses over the remainder of 2010 to be comparable to the third quarter expenses as we continue work on our various clinical trials.

Income tax expense (benefit). During the third quarter 2010, as a result of recent tax law changes, we recognized an income tax benefit of $1.8 million relating to an expected refund of prior year alternative minimum tax payments.

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

Revenue. Revenue was $30.9 million for the first nine months of 2010; we had no revenue in the comparable period in 2009. Revenue in 2010 reflects amounts recognized under the PentaStaph and NicVAX agreements with GSK, including amortization of the upfront fees that are being recognized as revenue ratably over the terms of the joint steering committees created under these agreements. This includes $10.5 million from the initial $21.5 million payment received from GSK for PentaStaph and $1.5 million from the initial $40.0 million payment from GSK for NicVAX. During the first nine months of 2010 we also recognized $16.0 million of revenue related to the successful achievement of two PentaStaph performance milestones and $2.6 million and $0.3 million related to services provided to GSK under the PentaStaph and NicVAX agreements, respectively. Revenue over the remainder of 2010 will reflect ongoing ratable recognition of upfront payments, reimbursement by GSK of costs related to the PentaStaph trial, and possible achievement of the remaining PentaStaph milestone.

Costs of services. Costs of services of $2.1 million for the first nine months of 2010 represent the costs incurred by us to perform under the PentaStaph and NicVAX agreements with GSK with respect to the transitional services, including performance of the Phase I clinical trial for PentaStaph and associated activities. These costs include internal labor, external contractors and allocated indirect costs. These costs will continue for the balance of 2010.

General and administrative expenses. General and administrative expenses were $4.4 million for the first nine months of 2010 compared to $7.8 million for the comparable 2009 period. The decrease of $3.4 million reflects our effort to reduce expenses and lower legal and facilities costs, and includes an allocation of a portion of these expenses to costs of services. We expect our full-year 2010 general and administrative expenses to be below those for fiscal year 2009.

Research and development expenses. Research and development expenses were $19.2 million for the first nine months of 2010 compared to $11.9 million for the comparable 2009 period. Research and development increased approximately $7.3 million primarily due to our two ongoing Phase III trials for NicVAX and NicVAX manufacturing-related activities. The costs related to the PentaStaph Phase I clinical trial are reimbursed by GSK (and such reimbursement is recognized as revenue). Approximately $7.2 million of the costs for the NicVAX and PentaStaph trials have been offset by grant funding from NIDA and DoD. We expect research and development expenses over the remainder of 2010 to be comparable to the third quarter expenses as we continue work on our various clinical trials.

Interest expense. Interest expense was $0.2 million for the first nine months of 2010 compared to $0.6 million for the comparable 2009 period. The decrease in interest expense reflects the impact of the repurchase of all of our Convertible Senior Notes in the second quarter of 2010.

Income tax expense (benefit). During the third quarter 2010, as a result of recent tax law changes, we recognized an income tax benefit of $1.8 million relating to an expected refund of prior year alternative minimum tax payments.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 25, 2010 totaled $112.2 million compared to $119.0 million at December 26, 2009. Cash provided by operating activities was offset by payments of approximately $42.8 million for the repurchase of our shares of common stock and $6.1 million for the repurchase of the remaining balance of our Convertible Senior Notes, as well as our operating expenses.

Cash provided by operating activities for the nine months ended September 25, 2010 was $41.5 million, compared to cash used in operating activities of $13.8 million for the nine months ended September 25, 2009. The significant increase in cash provided by operating activities in 2010 was primarily associated with the $65.3 million received from GSK associated with the PentaStaph and NicVAX agreements offset in part by cash used for general and administrative and research and development expenses. Cash used for investing activities in 2010 was $15.3 million, consisting largely of the net purchases of our marketable securities.

In the first nine months of 2010, the Company repurchased 7.8 million shares for $42.3 million at an average price per share of $5.45. Since the inception of the program in December 2007 through September 25, 2010, we have repurchased a total of 19.9 million shares at a total cost of $87.2 million, at an average price of $4.39 per share. Approximately $27.8 million remains available for share repurchase as of October 31, 2010. The Company also used $6.1 million to repurchase the remaining balance of its Convertible Senior Notes during the first half of 2010.

We believe cash, cash equivalents and marketable securities on hand at September 25, 2010 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

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

New accounting pronouncements: There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011, we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements. Our agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

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

We are a party to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities in the first, second and third quarters of 2010. The following table presents our stock repurchase program during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Month #7 (June 27, 2010 through July 31, 2010)	563,194	$5.46	563,194	$30.6 million
Month #8 (August 1, 2010 through August 28, 2010)	429,182	$5.31	429,182	$28.3 million
Month #9 (August 29, 2010 through September 25, 2010)	114,029	$4.76	114,029	$27.8 million

Total	1,106,405	$5.33	1,106,405	$27.8 million

Starting in December 2007, our Board of Directors approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. Since the inception of the program through September 25, 2010, we have repurchased a total of 19.9 million shares at a total cost of $87.2 million, at an average price of $4.39 per share.

Item 5.	Other Information

None

Item 6.	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 3, 2010	By:	/S/ RAAFAT E.F. FAHIM, PH.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/S/ RONALD B. KOCAK
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.