Form 10-K
period 2010-12-25
NABI BIOPHARMACEUTICALS
filed 2011-03-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter was: $237,830,848.

As of February 25, 2011, 42,569,399 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 25, 2010, are incorporated by reference into Part III.

Nabi Biopharmaceuticals

Nabi Biopharmaceuticals

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company focused on the development of vaccines addressing the unmet medical need of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target this serious unmet medical need. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

In 2006, we initiated a strategic alternatives process to enhance shareholder value which resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products.

Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010 we granted to GlaxoSmithKline Biologicals S.A. (GSK) (i) an option to exclusively license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property combined with GSK proprietary technology including GSK proprietary adjuvants.

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical which triggers the highly addictive pleasurable effects experienced by smokers and users of other nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine in the bloodstream. A nicotine molecule attached to specific antibodies is too large to cross the blood-brain barrier and thus is unable to reach the receptors in the brain thereby reducing the pleasure experienced by the smoker making it easier to quit.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a Biologics License Application (BLA). In June 2009, we announced that we received Scientific Advice from the European Medicines Agency (EMA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA) to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is also the first such trial for an addiction vaccine, confirming NicVAX’s first in class nicotine vaccine in smoking cessation. We completed enrollment in this trial in July 2010. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010.

In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million upon closing, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of next generation nicotine vaccines.

In August 2010, we received U.S. Patent No. 7,776,620 (Hapten-carrier conjugates for treating and preventing nicotine addiction) for the exclusive use of methods for treating and preventing nicotine addiction with NicVAX and related nicotine vaccines.

In addition to our NicVAX development effort, we are developing PentaStaph™ [Pentavalent S.aureus Vaccine] under contract for GSK. PentaStaph is a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus. In August 2009, we entered into an Asset Purchase Agreement (APA) with GSK for the sale of PentaStaph for a total consideration of $46 million including a $20 million upfront payment upon closing and $26 million payable upon achievement of certain milestones. The PentaStaph sale closed in November 2009, and we received payment from GSK of $21.5 million representing the upfront payment of $20 million, an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a Transition Services Agreement (TSA) to help GSK advance the program while in parallel transferring the technology to GSK. Accordingly, we are continuing to develop PentaStaph under contract for GSK through a Phase I/II clinical trial of two of the antigens, in collaboration with the U.S. military. GSK is reimbursing us for the cost of our services under the TSA. We also have received $21 million of the possible $26 million in payments for milestones related to the TSA, $16 million of which was paid in 2010. We expect to be able to complete our performance obligations under the TSA in 2011 and receive the final $5 million milestone payment due under the APA.

In 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and are entitled to additional contingent milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. We have received $13 million of milestones through March 8, 2011, and can also receive up to $72.5 million in additional milestone payments and royalties.

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

Nicotine addiction is difficult to treat. Most current therapies involve the use of nicotine replacement products delivered via patches, lozenges or chewing gum. These therapies have shown only limited efficacy, particularly over the long term. Moreover, most smokers who stop smoking using current therapies resume their addiction after they stop therapy. Chantix®, which is a prescription therapy introduced by Pfizer Inc. in 2006, acts by binding the nicotinic receptors in the brain and competing with inhaled nicotine for binding to these receptors, while simultaneously partially activating these receptors, thereby breaking the addiction cycle. Data from the efficacy trials have shown that the short-term cessation rates were superior to other therapies for smokers receiving Chantix, although most individuals relapsed to smoking over the longer term. In addition, significant neuropsychiatric adverse events have been reported including suicides and suicide ideation that led the FDA to require a warning (boxed warning) label on the drug in July 2009.

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

Nicotine is a small molecule that, upon inhalation or absorption into the body, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors, resulting in the release of stimulants, such as dopamine, which provide the smoker with a positive sensation, leading to addiction. Because of its small size, nicotine on its own normally does not elicit the production of antibodies in humans. NicVAX is based on our proprietary conjugate technology whereby nicotine is attached to a carrier protein which renders the molecule immunogenic. Upon injection, NicVAX is capable of stimulating the immune system to produce nicotine-specific antibodies in the bloodstream that bind to nicotine from cigarette smoking or the use of other nicotine products and prevent it from crossing the blood-brain barrier and entering the brain. As a result, the brain does not release the positive-sensation stimulant dopamine. We believe NicVAX has safety advantages over existing treatment therapies, in part, because it does not act on the central nervous system. Additionally, NicVAX’s benefit has been shown to continue for up to 12 months following vaccinations as antibodies to nicotine produced by the body’s immune system in response to the vaccine continue to be present in the bloodstream.

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

The Phase IIb study was a double blind, placebo-controlled and dose-ranging study designed to establish proof-of-concept and the optimal dose for a Phase III program. This study, designed in collaboration with the FDA and other global regulatory agencies, incorporated the current clinical trial standards and protocol design for smoking cessation clinical research studies. The trial’s primary endpoint was the rate of carbon monoxide (CO)-confirmed continuous abstinence from smoking during weeks 19-26. In May 2007, we announced the trial’s six-month data, which showed that a statistically significant number of subjects in the high anti-nicotine antibody responder-group met the trial’s primary endpoint of eight weeks of continuous abstinence during weeks 19-26.

In November 2007, we announced final results from this trial. The trial demonstrated that higher levels of anti-nicotine antibodies correlated to higher smoking cessation rates and long-term continuous abstinence rates, demonstrating proof-of-concept that antibodies to nicotine generated through NicVAX immunization were useful as an aid to smoking cessation. The high-antibody responder group of vaccinated subjects showed continuous abstinence rates that were almost three times higher than the placebo group at 12 months. Moreover, those subjects in the NicVAX group with a high antibody response who continued to smoke showed a statistically significant reduction in cigarettes smoked over the full 12 months compared to placebo (p<0.022).

Importantly, for the first time, a statistically significant treatment effect was observed for a single intent-to-treat dose group (not stratified by antibody-response) of nicotine vaccine compared to placebo. The observed treatment effect was continuous long-term smoking abstinence to one year compared with placebo for the group receiving 5 injections of 400 mcg of NicVAX. This data demonstrated that nearly three times the number of subjects treated with the most effective dose and schedule tested, were able to quit smoking and remained abstinent to 12 months as compared with placebo (p<0.038).

NicVAX was well tolerated with a low prevalence of side effects and an adverse event profile comparable to that seen with placebo and other similar vaccines. Additionally, no statistically significant evidence of compensatory smoking or increase in withdrawal symptoms has been observed in NicVAX treated subjects as compared to placebo at any stage of the trial.

Based on the results of the Phase IIb study, we believe that NicVAX could help more smokers to stop smoking if they attempt to quit when higher levels of anti-nicotine antibodies are reached. Based on the profile of anti-nicotine antibodies achieved in the Phase IIb proof-of-concept trial, we reasoned that higher levels of antibodies could be achieved if an additional dose of NicVAX would be administered. Therefore, we initiated an immunogenicity study in January 2008, to further understand the potential of this improved dosing regimen. The results of this study confirmed our hypothesis that significantly higher antibodies could be achieved earlier, and in a higher percentage of volunteers, by including an additional dose of NicVAX. Those results were used to finalize the dosing schedule for the NicVAX Phase III program. The FDA agreed with our Phase III trial design and end points through an SPA, providing a clear, well-defined path for the approval of NicVAX. The SPA is an agreement with the FDA which is intended to reduce the regulatory risk of the program. In addition, we also sought and obtained Scientific Advice from the EMA which generally is well aligned with the SPA agreement with the FDA regarding the trial design.

In November 2009 and March 2010, respectively, we announced the initiation of the first and second Phase III clinical trials of NicVAX that we are required to conduct in support of the NicVAX license, based on our SPA agreement with the FDA. Each of the two Phase III clinical trials recruited 1,000 subjects randomized equally between NicVAX and placebo. Both Phase III clinical trials have completed enrollment. Results of the first trial are expected to be available in the second half of 2011 and results from the second Phase III trial are expected to be available in the first half of 2012.

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

The NicVAX development program has been guided by a panel of outside experts providing input to the design and implementation of the Phase III clinical trials and the overall clinical development program.

STRATEGIC TRANSACTIONS

In November 2009, we sold PentaStaph to GSK for a total consideration of up to $46 million including a $20 million upfront payment. In addition, GSK paid us $1.5 million, $1 million of which was for the purchase of the results of an early research program for a vaccine against S.epidermidis and $0.5 million was for certain clinical materials. The remaining $26 million was payable upon our achieving certain milestones. We have achieved three of the four milestones under this agreement and received payments totaling $21 million. We expect to achieve the final remaining milestone and receive the $5 million payment within the next few months.

As part of this transaction, we entered into a TSA with GSK that requires us to successfully transfer the PentaStaph technology and certain materials to GSK, as well as to manage, on their behalf, the relationship with the U.S. military and the conduct of a Phase I/II trial for two of the PentaStaph antigens. GSK is obligated to reimburse to us the full cost of such activities.

In November 2009, we signed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of a second-generation nicotine vaccine; this transaction closed in March 2010. Under the terms of the agreement:

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

•

In consideration for the option and license rights, GSK made a non-refundable $40 million up-front payment and GSK agreed to make certain additional option, milestone and royalty payments if certain conditions are met, in each case;

•	If GSK exercises the NicVAX option, it will pay us $58 million following exercise;

•	GSK will pay us a $20 million milestone payment upon the successful completion of a Phase III clinical trial with respect to NicVAX regardless of whether GSK exercises the NicVAX option;

•

If GSK does not exercise the NicVAX option, we retain the right to commercialize and partner NicVAX and NicVAX Alternatives (but not certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives);

•

If GSK exercises the NicVAX option, it will pay us certain development milestone payments, including: (i) a payment of up to $70 million based on the therapeutic effect of NicVAX as approved in its U.S. or EU labeling, with the specific payment depending on whether the NicVAX therapeutic effect meets or exceeds specified targets (although no payment is due if the NicVAX therapeutic effect is less than the therapeutic effect, as defined in the NicVAX Agreement, of the leading smoking cessation prescription product currently on the market); and (ii) payments of up to an aggregate of $61 million based on obtaining regulatory approval for NicVAX in certain major market countries;

•

For future generation candidates, if GSK exercises the NicVAX option, GSK will pay us (i) up to an aggregate of $21 million based on Phase II and Phase III clinical trial-related milestones, and (ii) up to an aggregate of $21 million based on obtaining regulatory approval in certain major market countries;

•

Alternatively, for future generation candidates, if GSK does not exercise the NicVAX option, GSK will pay us (i) up to an aggregate of $47 million based on Phase II and Phase III clinical trial-related milestones, and (ii) up to an aggregate of $34 million based on obtaining regulatory approval in certain major market countries;

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

•

The royalties payable by GSK as described above (i) on future generation candidates are subject to certain reductions of up to 25% depending on improvements in the therapeutic effect and/or reduction in the dosing of future generation candidates relative to NicVAX, and (ii) on NicVAX and future generation candidates are subject to certain reductions if intellectual property license payments are owed to third parties. In either case, however, the minimum royalty rate on NicVAX will be 7.5% and the minimum royalty rate on future candidates will be 5%;

•

The economic terms of GSK’s license of NicVAX Alternatives (should GSK exercise the NicVAX option) are subject to mutual agreement between GSK and us. If the parties cannot mutually agree, then such economic terms will be determined through binding arbitration based on an agreed upon set of factors and principles relating to, among other things, the commercial potential of the NicVAX Alternatives subject to the option exercise and the relative contributions of us and GSK to the development of such NicVAX Alternatives.

In 2007, we sold certain assets constituting our Biologics Strategic Business Unit (SBU) and certain corporate shared services assets to Biotest Pharmaceuticals Corporation (Biotest) for $185 million in cash, $10 million of which was placed into an escrow account to support any valid indemnification claims made by Biotest on or before March 31, 2009. The $10 million restricted cash including interest was fully released to Nabi in 2009. Included in the assets sold were Nabi-HB® [Hepatitis B Immune Globulin (Human)], our plasma business assets including nine FDA-certified plasma collection centers across the U.S., our state-of-the-art plasma protein production plant, and the investigational products, IVIG, Civacir®, Anti-D and Altastaph® as well as most of our corporate shared services assets (other than cash, cash equivalents and marketable securities) and our Boca Raton, Florida headquarters and real property. We retained all accounts receivable and the vast majority of liabilities associated with the biologics business. We recorded a net gain on this sale of $65.2 million during the fourth quarter of 2007 in discontinued operations, based on estimated asset and liability balances as of the date of sale. Adjustments to these estimates are charged to discontinued operations as necessary.

During the fourth quarter of 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and are entitled to additional contingent milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount through 2016. We have received $13 million of milestones through March 8, 2011, and can also receive up to $72.5 million in additional milestone payments and royalties.

CONTRACT MANUFACTURING AND PRODUCT DEVELOPMENT RELATIONSHIPS

Contract Manufacturing

In September 2010, we entered into a manufacturing agreement with Diosynth Biotechnology for the manufacture of NicVAX drug substance which is a step in the production of the vaccine. The drug substance will ultimately be combined with an adjuvant and filled in syringes at another contract manufacturing organization to produce NicVAX. We continue to negotiate long-term agreements with other contract manufacturing organizations for ancillary services related to the commercialization of NicVAX.

Product Development

We have entered into relationships for certain products in development that should facilitate their development.

National Institute for Drug Abuse We have received grants from NIDA that in the past have supported clinical development of NicVAX. In addition, in September 2009, we were awarded a $10 million grant from NIDA in support of the first of two Phase III efficacy trials of NicVAX.

National Institutes of Health Under a license agreement with NIH, we have a non-exclusive, worldwide right to use certain rEPA carrier protein technology to develop, manufacture and commercialize vaccines against nicotine addiction. Under the terms of this rEPA agreement, NicVAX is subject to a 0.5% royalty.

Brookhaven National Labs Under a license agreement with Brookhaven National Labs (Brookhaven), we have a non-exclusive right, with the right to sublicense, to patented T7 polymerase technology for research, development, and commercialization of vaccines for preventing and treating nicotine addiction, and for prevention and treatment of Enterococcal infections. Under the terms of this T7 agreement, NicVAX is subject to a 0.1% royalty upon commercialization, and EnteroVAX is subject to a 0.2% royalty upon its commercialization. The T7 license remains in effect until the expiration of the last-to-expire licensed patent, which is December 2, 2014, and no further payments or royalties will be due to Brookhaven for use of the subject technology after that date.

University of Maryland, Baltimore County Under a license agreement with the University of Maryland, Baltimore County (UMBC) we had an exclusive, worldwide right to use UMBC’s patented ring-expanded nucleosides and nucleotides (RENs) for use in humans. Under the agreement with UMBC, we were responsible for prosecution and maintenance of the patent portfolio and since a suitable partner to advance development of this program was not identified, we terminated the agreement with UMBC in April 2010.

The contract manufacturing and product development relationships described above were entered into in the ordinary course of our product development business. While these relationships are important to us because they have provided and continue to provide us with access to technology and funding for development, as well as validate and allow us to manufacture our products under development, we do not believe that any of the agreements relating to these relationships are individually material to us at this time.

RESEARCH AND DEVELOPMENT PROGRAMS

The following table provides the estimated amounts spent during the last three fiscal years on our research and development programs:

(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
NicVAX	$25,447	$14,583	$5,186
PentaStaph	505	1,843	4,211
Other programs	126	64	80

	26,078	16,490	9,477
Unallocated overhead	—	—	3,079

Total R&D programs	$26,078	$16,490	$12,556

Research and development expenses related to the NicVAX program are reflected net of grant reimbursements of $8.5 million and $1.5 million in 2010 and 2009, respectively (none in 2008). Research and development expenses related to the PentaStaph program are reflected net of grant reimbursements of $0.4 million and $0.1 million in 2010 and 2009, respectively (none in 2008).

PATENTS AND PROPRIETARY RIGHTS

Our success depends in part on our ability to maintain our rights to our existing patent portfolio and our ability to obtain patent protection for product candidates in development. As of December 2010, we retain the rights to 96 patents and 51 patent applications pending worldwide.

Smoking Cessation

Our patent portfolio comprehends both compositions and therapeutic methodology for treating or preventing addiction. Our patent claims related to the NicVAX product are directed to compositions, or conjugates, that comprise a nicotine-like molecule linked to a carrier protein and to methods for the use of these conjugates to treat or prevent nicotine addiction. In particular, we hold four issued U.S. patents related to our conjugates, antibodies against the conjugates, and methods for using the conjugates and antibodies against nicotine addiction. These patents expire in December 2018. Another granted U.S. patent related to a method of making nicotine haptens expires in 2027. We also have a pending U.S. patent application relating to our conjugates and their use. We hold granted patents in the U.S., Europe, Japan and various other countries and regions, relating to our conjugates and antibodies against our conjugates, for use in treating nicotine addiction. In addition, we also have pending foreign patent applications relating to our conjugate technology and to our method of making nicotine haptens in various countries and regions. We also have pending U.S., Patent Cooperation Treaty and foreign (Thailand, Argentina, Gulf Cooperation Council, Taiwan and Kosovo) applications relating to antibody-based diagnostic kits and methods for smoking cessation. Another granted U.S. patent filed in cooperation with NIH is directed towards a method to decrease the toxic effects of nicotine on fetuses.

In July 2005, Cytos Biotechnology Ltd. filed an opposition against our European patent that covers NicVAX and its use in the treatment and prevention of nicotine addiction. The European Patent Office (EPO) originally issued this patent to Nabi in late 2004 with an expiration date of January 12, 2019. We filed our response to the opposition in December 2005, and in April 2008, the EPO upheld the patent, preserving our primary claim that protects our exclusive use of NicVAX for treating and preventing nicotine addiction but cancelled some ancillary claims in the patent and we continue our appeal of these ancillary claim cancellations.

In September 2008, Nabi, as well as four other entities, filed oppositions to invalidate all or a portion of the claims of two patents issued in May 2007 to Celtic Pharma (formerly Xenova), which covered hapten-carrier conjugates for use in drug abuse therapy including nicotine addiction. In a formal decision issued March 2010, the Opposition Division of the EPO revoked one of the patents in its entirety and Celtic Pharma subsequently filed an appeal that is under review by the EPO. The second patent was scheduled for oral proceedings in December 2010 but Celtic Pharma withdrew its request for oral proceedings in October 2010.

Gram-positive Program

As of December 2010, we have 45 patents issued and 8 patent applications pending worldwide relating to our Gram-positive infections program.

With respect to Enterococcus, the 23 patents and 8 pending patent applications relate both to polysaccharide antigens E.faecalis and E.faecium, respectively.

Also in this portfolio are issued U.S., European, Canadian and Mexican patents that contain claims directed to a pharmaceutical composition containing a glucan and antibodies specific for a given pathogen like S.aureus. This combination produces an unexpected antimicrobial effect that is greater than that obtained when either the glucan or antibodies are used separately. Another related U.S. patent has been granted with claims to a pharmaceutical composition containing a glucan and intravenous hyperimmune globulin. In November 2009, we granted GSK an exclusive (even as to Nabi), royalty-free, fully paid-up, worldwide, perpetual, irrevocable right and license, with the right to grant sublicenses to this family of patents and patent applications directed to glycoconjugate vaccines or a component thereof, for diagnosis, prevention or treatment of Staphylococcus infections in humans, in each case of the foregoing which utilizes or in part is comprised of peptidoglycan and a capsular polysaccharide expressed by Staphylococcus.

Our granted U.S. patent relating to a method of protecting a human being with a compromised immune system from Staphylococcal infection using Type 5 and Type 8 antigens is now owned by GSK under the APA with respect to PentaStaph. This patent expires in 2022. Corresponding patents have been granted in Australia, China, Eurasia, India, New Zealand and South Africa and applications are pending in other countries. GSK granted us an exclusive (even as to GSK), royalty-free, fully paid-up, worldwide, perpetual, irrevocable right and license, with the right to grant sublicenses for pending claims related to a method of protecting a human being with a compromised immune system from Enterococcus infection using the claimed CPS antigens of E.faecalis and E.faecium.

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

The clinical phase of development involves the activities necessary to demonstrate safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance and finished biological product in accordance with the FDA’s current Good Manufacturing Practices (cGMP) requirements. Clinical trials to support the approval of a biological product are typically conducted in three sequential phases, Phases I, II and III, with Phase IV clinical trials sometimes conducted after marketing approval. The initial human clinical evaluation, called a Phase I clinical trial, generally involves administration of a product to a small number of normal, healthy volunteers to test for safety. Phase II clinical trials involve administration of a product to a limited number of patients with a particular disease to determine dosage, immunogenicity and safety. In some cases Phase II clinical trials may provide limited indications of efficacy. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial. Phase III clinical trials examine the efficacy and safety of a product in an expanded patient population. Phase IV clinical trials primarily monitor for adverse effects and are undertaken post-licensure, such as additional large-scale, long-term studies of morbidity and mortality. The FDA may require sponsors to conduct Phase IV clinical trials to study certain safety issues and/or efficacy. The FDA reviews the clinical plans and the results of trials and can stop the trials at any time if there are significant safety issues.

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from clinical activities is not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval. In addition, the FDA can request that additional clinical trials be conducted as a condition to product approval.

The results of all trials are submitted in the form of a BLA. The BLA must be approved by the FDA prior to commencement of commercial sales. For BLA approval, the FDA requires that the sponsor demonstrate a favorable risk-benefit ratio. This often involves treatment of large numbers of patients, typically in double-blind, placebo-controlled or comparative randomized trials, followed for protracted periods of time. The actual size of the trials and the length of follow-up vary from indication to indication. If the FDA determines that a Risk Evaluation and Mitigation Strategy (REMS) is necessary to ensure that the benefits of the biological product outweigh the risks, a sponsor may be required to include as part of the application a proposed REMS, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on distribution, or a medication guide to provide better information to consumers about the risks and benefits of the biological product. In addition, the prospective manufacturer’s methods must conform to the agency’s cGMP regulations, which must be followed at all times. The prospective manufacturer must submit three conformance lots in support of the application. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the areas of production, compliance and quality control to ensure full regulatory compliance. The submission of the BLA is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all applications submitted before it accepts them for filing. It may request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After the BLA is accepted for filing, the FDA reviews the application to determine, among other things, whether a product is safe and efficacious for its intended use. The approval process is affected by several factors, including the severity of the disease, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its BLA. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically composed of a panel of physicians and other experts, for review, evaluation, and an approval recommendation. The FDA also may require post-marketing surveillance to monitor potential adverse effects of the product and/or efficacy. If required to conduct a post-approval study, periodic status reports must be submitted to the FDA. Failure to conduct such post-approval studies in a timely manner may result in substantial civil fines.

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

Special Protocol Assessment (SPA)

The Company has an agreement with the FDA on an SPA for both pivotal Phase III trials of NicVAX. The SPA is a process that provides for an official FDA evaluation of Phase III clinical study protocols. The SPA provides trial sponsors with a binding written agreement that the design and analysis of the studies are adequate to support a license application submission if the study is performed according to the SPA parameters and the results are successful. The SPA agreement may only be changed by the sponsor company or the FDA by a written agreement, or if the FDA becomes aware of a substantial scientific issue essential to product efficacy or safety.

European Regulatory Scientific Advice (SA)

The Company announced in June 2009 that it has obtained SA from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) for NicVAX. Although not binding on the EMA, the SA is intended to optimize Research and Development, reduce uncertainty in regulatory outcomes and accelerate time to approval of a MAA. In efforts to further mitigate regulatory risk, Nabi elected to seek clarifying follow-on Scientific Advice from EMA and in December of 2010, Nabi received follow-on Scientific Advice from EMA confirming the adequacy of the existing Phase III trial designs and CMC plans for NicVAX. EMA recommended increasing the duration of the primary endpoint for the Phase III studies and has agreed to the acceptability of a separate EU specific statistical analysis of a longer duration of assessment of abstinence. Nabi confirmed with EMA that no additional clinical studies are required prior to submission of an MAA for NicVAX.

Post-Approval Regulation

After approval, biological products are subject to ongoing review. The failure to comply with the applicable regulatory requirements may subject a company to a variety of administrative or judicially imposed sanctions. These sanctions could include FDA’s refusal to approve pending applications, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of operations, injunctions, fines, civil penalties or criminal prosecution.

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

COMPETITION

Existing prescription products in the smoking cessation marketplace consist of three general categories of therapeutic approach: (a) direct nicotine replacement; (b) anti-depressant therapy; and (c) nicotine receptor partial agonists. Nicotine replacement therapies (NRTs) represent a first generation approach to assisting smokers to quit by substituting a less harmful form of nicotine than inhalation by smoking. NRTs are mildly effective and support smoking cessation in combination with behavioral modification counseling. NRTs come in a number of forms of administration: gums, patches, lozenges and inhalers. Many forms of NRTs are currently available over the counter. GSK’s Zyban (buproprion) is the only anti-depressant which is FDA approved specifically as an aid to smoking cessation acting mainly through a reduction in craving and withdrawal symptoms. Pfizer Inc.’s Chantix® product, a nicotine receptor partial agonist, represents a new class of prescription therapeutic that blocks nicotine from interacting with the nicotine receptor in the brain and has defined a new standard of care. More recently, it has been reported that Chantix causes some untoward neuropsychiatric side effects including suicides, suicide ideations and other psychotic behaviors. This has led the FDA to require Pfizer to add a “boxed warning” on Chantix’s label.

Examples of other product candidates in development that pose competitive risk are additional selective glycine receptor antagonists (GlaxoSmithKline; Phase II) and additional nicotine-derived therapeutic vaccines. Nic-002 (Phase II), TA-Nic (Phase II) and Niccine (Phase II) are nicotine-derived therapeutic vaccines being developed by Cytos Biotechnology/Novartis Pharmaceuticals, Celtic Pharmaceuticals and Independent Pharmaceutica, respectively, which if successfully developed and registered, may directly compete with NicVAX. Recently, Cytos announced that an interim analysis showed that Nic-002 did not achieve its primary end point of smoking cessation in a Phase II study. Results from a Phase II proof of concept of TA-Nic were expected in 2008 but so far no announcements have been made regarding the vaccine’s performance in the study. Finally, Independent Pharmaceutica’s Niccine is also engaged in a relapse prevention Phase II proof-of-concept study which completed enrollment in November of 2008 and results of which were anticipated at the end of 2009 or early 2010, but so far no announcements have been made regarding the vaccine’s performance in the study.

For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors.”

EMPLOYEES

We believe that relations between our management and our employees are generally good. None of our employees are covered by a collective bargaining agreement. We had a total of 35 employees at December 25, 2010.

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

ITEM 1A. RISK FACTORS

Statements in this document that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase III clinical trials for NicVAX; GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to identify an alternative partner or to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to successfully contract with and obtain manufactured NicVAX product from contract manufacturing organizations; our ability to attract, retain and motivate key employees; our ability to collect any further milestones and royalty payments under the PhosLo and PentaStaph agreements; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carry forwards. These factors and others are more fully discussed below.

Each of the following risk factors could adversely affect our business, operating results and financial condition.

Our remaining product candidate is in clinical trials and unfavorable results from these trials would have a material adverse effect on us.

NicVAX is undergoing Phase III clinical testing involving the conduct of two clinical trials. These trials may not meet their defined endpoints. Unfavorable clinical trial results in any clinical trial will adversely affect our business plans and have an adverse effect on our market valuation and our future business, financial condition and results of operations. For example, if one or both of the two Phase III trials for NicVAX are unsuccessful, the FDA may not approve NicVAX for licensure or GSK may not exercise the NicVAX option, either or both of which would adversely affect our future business, market valuation, financial condition and results of operations.

GSK may not exercise the NicVAX option which would have a material adverse effect on our business and prospects.

In 2010, we entered into an exclusive license and option agreement with GSK for NicVAX. Under the agreement, we are responsible for developing the current generation of the vaccine at our cost until the end of the Phase III efficacy and consistency lot trials. At that stage, even if the trials are successful, GSK may not exercise the NicVAX option to acquire the worldwide rights to the vaccine. In this circumstance, we would need to commercialize NicVAX ourselves (which we currently do not have the resources to do) or find another commercialization partner, the likelihood of which will depend on numerous factors, including whether GSK is commercializing a future generation candidate nicotine vaccine. The failure of GSK to exercise the NicVAX option or to successfully commercialize NicVAX after exercising the option, or our inability in such a circumstance to commercialize NicVAX ourselves or find a commercialization partner, would have material adverse effect on our market valuation, our future business, financial condition and results of operations.

GSK may not be successful in developing and commercializing the future generation candidate vaccine.

Under the option and license agreement for NicVAX, we granted GSK an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives) and using their own proprietary technologies. We may be eligible for milestones and royalties from such development, if successful. If such development and commercialization by GSK is not successful, we will not receive future milestones and royalties related to future generation candidate products which could have a material adverse effect on our future business, market valuation, financial condition and results of operations.

We do not have sufficient resources to fully develop, commercialize and market NicVAX and will require a successful partnership with GSK, another partner or additional financing to do so.

We have incurred and will continue to incur significant costs in connection with the development of NicVAX, including the cost of clinical trials and manufacturing products for clinical trials as well as cost of the regulatory process. NicVAX may not generate sales for several years, if at all. We expect that our existing capital resources will enable us to maintain our operations for at least the next 12 months based on current activities; however, there can be no assurance that we will be successful in realizing sufficient proceeds from our exclusive NicVAX license and option agreement with GSK or alternative financing sources to meet our future operating needs. Our inability to do so would have a material adverse effect on our market valuation, our future business, financial condition and results of operations.

We depend upon third parties to manufacture NicVAX.

We depend upon third parties to manufacture NicVAX. We entered into various development agreements with contract manufacturing organizations (CMOs) to both manufacture NicVax and transfer the manufacturing technologies and know-how of NicVAX. Under these agreements our CMOs are required to manufacture NicVAX and also demonstrate the ability to consistently manufacture NicVAX. If the CMOs fail to demonstrate their ability to consistently manufacture NicVAX or the manufactured product does not meet the stringent quality required by the various regulatory agencies for biologics, it may adversely impact GSK’s decision to exercise the option, delay filing of the license submission of NicVAX and adversely affect our business plans, our market valuation, financial condition and results of operations. Although we have successfully negotiated long-term commercial agreements with two of these organizations, there can be no assurance that the various CMOs will be able to successfully manufacture sufficient quantities of quality products on a timely basis to permit continued development of our products and to commercialize our products in development. The failure of our contract manufacturers to supply us with sufficient amounts of quality product on a timely basis to meet our clinical or commercial needs, or to renew their contracts with us on commercially reasonable terms or at all, or to transfer manufacturing capability to a new contract manufacturer, would have a material adverse effect on our future business, financial condition and results of operations.

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

We may not collect any further milestone or royalty payments under the PhosLo Agreement with Fresenius. We received $65 million in cash at closing and received an additional $13 million of milestones as of March 10, 2010. We can also receive up to $72.5 million in milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. There can be no assurance of the completion of additional milestones or sales of the new product formulation. If any additional milestones are not completed or if there are no sales of the new product formulation, we will not collect the related future milestone or royalty payments under the PhosLo Agreement.

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

Litigation may be necessary to enforce any patents issued to us or to determine the scope or validity of third-party proprietary rights or to defend against any claims that our business infringes on third-party proprietary rights. Patent litigation is expensive and could result in substantial cost to us. The costs of patent litigation and our ability to prevail in such litigation could have a material adverse effect on our future business, financial condition and results of operations.

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

There can be no assurance that NicVAX or any future generation candidate nicotine vaccine will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

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

Finished products and their components used for commercial sale or in clinical trials must be manufactured in accordance with cGMP requirements, a series of complex regulations and recommendations in guidance documents that govern manufacturing processes and procedures to assure the quality of our product candidates and products approved for commercial distribution. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products, its components, or our other product candidates for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations, the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may result in an inability to receive approval, recall of products, delay in approval or restrictions on the product or on the manufacturing post-approval, including the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Material violations of cGMP requirements could result in regulatory sanctions and, in severe cases, could result in a mandated closure of our facility or a third party manufacturer. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

There can be no assurance that we or GSK will be able to obtain the necessary approvals to manufacture or market NicVAX or any future generation candidate nicotine vaccine. Failure to obtain regulatory approvals for products under development could have a material adverse effect on our future business, financial condition and results of operations. Once approved, a product’s failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions which could have a material adverse effect on our future business, financial condition and results of operations.

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

Product liability and directors and officers insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of NicVAX progresses or that existing or future claims against us will be covered by our insurance. Moreover, there can be no assurance that the existing coverage of our insurance policy and/or any rights of indemnification and contribution that we may have will offset any claims. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage and not subject to any indemnification or contribution could have a material adverse effect on our future business, financial condition and results of operations. Further, if we were unable to obtain directors and officers liability insurance, it could affect adversely our ability to attract and retain directors and officers.

If we fail to obtain adequate levels of reimbursement from government health authorities, private healthcare insurers and other organizations our ability to generate sufficient revenues from future product sales will be adversely affected.

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

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions, including an increase in the minimum Medicaid drug rebates for pharmaceutical companies, an expansion of the 340B drug discount program, and changes to affect the Medicare Part D coverage gap. The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2011), which could increase the amount of Medicaid drug rebates from pharmaceutical companies to states. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance also have been added, which may require modification of business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional change could be made to governmental healthcare programs that could significantly impact the success of our current and future products, and we could be adversely affected by current and future health care reforms.

Our ability to use our federal and state net operating loss carry forwards to reduce taxable income generated in the future could be substantially limited.

Our ability to use our net operating losses may be subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our net operating loss carry forwards, a significant portion of our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. Additionally, such limitation may result in our net operating losses expiring before we have the ability to use them. Moreover, the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby further limiting our net operating loss carry forward.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office, laboratory, and warehouse space in Rockville, Maryland. The laboratory space is leased on a month-to-month basis. Our office and warehouse facilities leases expire December 31, 2011. We lease a facility in Bray, Ireland with a term through 2030. We have the right to terminate the lease under certain circumstances in the first quarter of 2014. We do not currently occupy this facility and have fully subleased the facility to a third party.

ITEM 3. LEGAL PROCEEDINGS

We are parties to legal proceedings that we believe to be ordinary, routine litigation, incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 3(a). EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below:

Name	Age	Position
Raafat E.F. Fahim, Ph.D.	57	Chief Executive Officer, President, Acting Chief Financial Officer and Director

Paul Kessler, M.D.	56	Senior Vice President, Clinical, Medical and Regulatory Affairs and Chief Medical Officer

Matthew W. Kalnik, Ph.D.	48	Senior Vice President, Strategic Planning and Business Operations

Dr. Fahim has served as Chief Executive Officer and President since January 22, 2008, and also as acting Chief Financial Officer since May 27, 2008. From July 2007 to January 2008, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company and Chief Operating Officer and General Manager of the Biologics SBU. From March 2003 to July 2007, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company. From 2002 to 2003, Dr. Fahim was an independent consultant, working with Aventis Pasteur and other companies worldwide on projects that included product development, manufacturing, process improvement, quality operations and regulatory issues. From 2001 to 2002, he served as President and Chief Operating Officer of Lorus Therapeutics, Inc., a biopharmaceutical company. From 1987 to 2001, Dr. Fahim was employed by Aventis Pasteur where he was instrumental in developing several vaccines from early research to marketed products. During his employment with Aventis Pasteur, Dr. Fahim held the positions of Vice President, Industrial Operations; Vice President, Development, Quality Operations and Manufacturing; Director of Product Development and head of bacterial vaccines research/research scientist. He received his Ph.D. in Biochemistry from the University of Toronto.

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

	High	Low
2010:
First Quarter ended March 27, 2010	$6.42	$4.70
Second Quarter ended June 26, 2010	5.98	4.40
Third Quarter ended September 25, 2010	5.85	4.68
Fourth Quarter ended December 25, 2010	5.75	4.75

2009:
First Quarter ended March 28, 2009	$4.75	$3.10
Second Quarter ended June 27, 2009	4.20	2.29
Third Quarter ended September 26, 2009	3.76	2.15
Fourth Quarter ended December 26, 2009	5.30	3.16

The closing price of our common stock on February 25, 2011 was $5.66 per share. The number of record holders of our common stock on February 25, 2011 was 817.

No cash dividends have been paid on our common stock and none are anticipated in 2011.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of this Annual Report on Form 10-K.

We had no unregistered sales of equity securities in 2010. Additionally, we repurchased the following shares of our common stock in the fourth quarter 2010 pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/26/2010-10/30/2010	800	$4.77	800	$27.8 million
10/31/2010-11/27/2010	—	—	—	$27.8 million
11/28/2010-12/25/2010	—	—	—	$27.8 million

Total	800	$4.77	800	$27.8 million

(1)

Starting in December 2007, our Board of Directors approved the repurchase of up to $115 million of our common stock in the open market or in privately negotiated transactions. There is no expiration date for this repurchase program. Since the inception of the program through February 25, 2011, we have repurchased a total of 19.9 million shares at a total cost of $87.2 million, at an average price of $4.39 per share, leaving a balance of $27.8 million available for share repurchases under the current program.

COMPARATIVE STOCK PERFORMANCE

The following graph and chart compare, during the five-year period commencing December 31, 2005 and ending December 25, 2010, the annual change in the cumulative total return of our common stock with the NASDAQ Stock Market (Composite) and the NASDAQ Biotech Stocks indices, assuming the investment of $100 on December 31, 2005 (at the market close), and the reinvestment of any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 25, 2010

Company/Market/Peer Group	2005	2006	2007	2008	2009	2010
Nabi Biopharmaceuticals	$100.00	$200.59	$111.54	$96.45	$142.60	$167.01
NASDAQ Composite	$100.00	$110.39	$123.05	$71.01	$107.12	$126.11
NASDAQ Biotechnology	$100.00	$101.07	$106.81	$90.97	$107.88	$125.80

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 25, 2010 that was derived from our audited Consolidated Financial Statements. The selected financial data should be read in conjunction with, and are qualified by reference to, our Consolidated Financial Statements and the Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Years Ended
(in thousands, except per share amounts)	December 25, 2010	December 26, 2009	December 27, 2008	December 29, 2007	December 30, 2006
Statement of Operations Data:
Revenue:
Revenue	$35,005	$10,489	$—	$—	$—
Operating expenses:
Cost of services	3,951	1,988	—	—	—
General and administrative expense	6,174	9,987	12,415	26,090	32,576
Research and development expense	26,078	16,490	12,556	18,841	28,745

Operating loss	(1,198)	(17,976)	(24,971)	(44,931)	(61,321)
Interest income	230	368	4,579	6,026	4,148
Interest expense	(210)	(1,071)	(3,902)	(9,007)	(8,733)
Other income (expense), net	291	(48)	(1,454)	446	(66)

Loss from continuing operations before income taxes	(887)	(18,727)	(25,748)	(47,466)	(65,972)
Benefit for income taxes	1,765	—	2,765	14,265	753

Net income (loss) from continuing operations	878	(18,727)	(22,983)	(33,201)	(65,219)
Net income from discontinued operations	—	—	4,245	71,587	1,250

Net income (loss)	$878	$(18,727)	$(18,738)	$38,386	$(63,969)

Basic income (loss) per share:
Continuing operations	$0.02	$(0.37)	$(0.44)	$(0.55)	$(1.07)
Discontinued operations	$—	$—	$0.08	$1.19	$0.02

Basic income (loss) per share	$0.02	$(0.37)	$(0.36)	$0.64	$(1.05)

Diluted income (loss) per share:
Continuing operations	$0.02	$(0.37)	$(0.44)	$(0.55)	$(1.07)
Discontinued operations	$—	$—	$0.08	$1.19	$0.02

Diluted income (loss) per share	$0.02	$(0.37)	$(0.36)	$0.64	$(1.05)

Balance Sheet Data (at year end):
Cash, cash equivalents and marketable securities	$110,667	$118,999	$130,338	$219,206	$118,727
Working capital	92,093	95,783	134,540	205,893	217,715
Total assets	113,871	131,317	144,221	239,236	267,431
Convertible senior notes, non current	—	—	15,202	64,450	93,001
Total stockholders’ equity	$60,570	$97,407	$121,382	$154,486	$129,254

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Strategy

We are a biopharmaceutical company focused on the development of vaccines addressing the unmet medical need of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target this serious unmet medical need. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

In 2006, we initiated a strategic alternatives process to enhance shareholder value which resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products.

Our sole remaining product currently in development is NicVAX, an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010 we granted to GSK (i) an option to exclusively license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property combined with GSK proprietary technology including GSK proprietary adjuvants.

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical which triggers the highly addictive pleasurable effects experienced by smokers and users of other nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine in the bloodstream. A nicotine molecule attached to specific antibodies is too large to cross the blood-brain barrier and thus is unable to reach the receptors in the brain thereby reducing the pleasure experienced by the smoker making it easier to quit.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the FDA on an SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a BLA. In June 2009, we announced that we received Scientific Advice from the EMA which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine, confirming NicVAX’s first in class nicotine vaccine in smoking cessation. We completed enrollment in this trial in July 2010. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010.

In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million upon closing, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of next generation nicotine vaccines.

In August 2010, we received U.S. Patent No. 7,776,620 (Hapten-carrier conjugates for treating and preventing nicotine addiction) for the exclusive use of methods for treating and preventing nicotine addiction with NicVAX and related nicotine vaccines.

In addition to our NicVAX development effort, we are developing PentaStaph™ [Pentavalent S.aureus Vaccine] under contract for GSK. PentaStaph is a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus. In August 2009, we entered into an APA with GSK for the sale of PentaStaph for a total consideration of $46 million including a $20 million upfront payment upon closing and $26 million payable upon achievement of certain milestones. The PentaStaph sale closed in November 2009, and we received payment from GSK of $21.5 million representing the upfront payment of $20 million, an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a Transition Services Agreement (TSA) to help GSK advance the program while in parallel transferring the technology to GSK. Accordingly, we are continuing to develop PentaStaph under contract for GSK through a Phase I/II clinical trial of two of the antigens, in collaboration with the U.S. military. GSK is reimbursing us for the cost of our services under the TSA. We also have received $21 million of the possible $26 million in payments for milestones related to the TSA, $16 million of which was paid in 2010. We expect to be able to complete our performance obligations under the TSA in 2011 and receive the final $5 million milestone payment due under the APA.

In 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and are entitled to additional contingent milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount through 2016. We have received $13 million of milestones through March 8, 2011 and can also receive up to $72.5 million in additional milestone payments and royalties.

Results of Operations

The following discussion and analysis of our financial condition and results of operations for each of the three years ended December 25, 2010, December 26, 2009 and December 27, 2008, should be read in conjunction with our Consolidated Financial Statements and Notes thereto and with the information contained under “Risk Factors” in Item 1A. All amounts are expressed in thousands, except for per share and percentage data.

2010 as Compared to 2009

Revenue. Revenue was $35.0 million for 2010 compared to $10.5 million for 2009. The increase of $24.5 million reflects amounts recognized under the PentaStaph and NicVAX agreements with GSK. Revenue includes amortization of upfront fees received under our PentaStaph and NicVAX agreements; those fees are being recognized as revenue ratably over the period of our participation on joint steering committees created under these agreements. The joint steering committees are currently expected to be 20 months, or through June 2011 for PentaStaph and 190 months, or through December 2025 for NicVAX, from the date of the agreements. The amount recognized in 2010 includes $13.2 million from the initial $21.5 million payment received from GSK for PentaStaph and $2.1 million from the initial $40.0 million payment received from GSK for NicVAX compared to

$3.1 million recognized for PentaStaph in 2009. We also recognized $16.0 million of revenue related to the successful achievement of two PentaStaph performance milestones in 2010 compared to $5.0 million for the achievement of one performance milestone in 2009. We also recognized $3.2 million and $0.5 million related to services provided to GSK under the PentaStaph and NicVAX agreements, respectively, in 2010 compared to $2.4 million for services under the PentaStaph agreement in 2009. Unless GSK exercises its NicVAX option, we expect our revenue to significantly decrease in 2011 as a result of the completion of the PentaStaph agreement with GSK.

Cost of services. Cost of services was $4.0 million for 2010 compared to $2.0 million for 2009. The increase of $2.0 million represents the cost incurred by us to perform under the PentaStaph and NicVAX agreements with GSK with respect to the transitional services, including performance of the PentaStaph Phase I/II clinical trial and associated activities. These costs include internal labor, external contractors and allocated indirect costs. We expect these costs to decrease in 2011 as a result of completing the PentaStaph agreement with GSK.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services, were $6.2 million for 2010 compared to $10.0 million for 2009. The decrease of $3.8 million reflects our continued efforts to reduce overall expenses and lower legal and facility costs. General and administrative expenses in 2011 are expected to remain approximately at 2010 levels.

Research and development expenses. Research and development expenses were $26.1 million for 2010 compared to $16.5 million for 2009. The increase of $9.6 million is primarily due to our two ongoing Phase III trials for NicVAX and NicVAX manufacturing-related activities. The costs related to the PentaStaph Phase I/II clinical trial were reimbursed to us by GSK as they are conducted by us under contract for GSK. GSK’s payments for these costs are recognized as revenue. Approximately $8.8 million of the 2010 costs for NicVAX and PentaStaph trials have been offset by grant funding compared to $1.6 million of costs offset by grant funding in 2009. Research and development expenses in 2011 are expected to remain approximately at 2010 levels.

Interest expense. Interest expense was $0.2 million and $1.1 million for 2010 and 2009, respectively, and consisted largely of interest expense associated with our Convertible Senior Notes. The decrease of $0.9 million reflects the impact of the repurchase of the remaining balance of our Convertible Senior Notes in the second quarter of 2010.

Income tax expense (benefit). During the third quarter 2010, as a result of recent tax law changes, we recognized an income tax benefit of $1.8 million relating to a refund of prior year alternative minimum tax payments (none in 2009).

2009 as Compared to 2008

Revenue. Revenue was $10.5 million for 2009; we had no revenues in 2008. Revenue in 2009 reflects payments recognized under the PentaStaph agreement with GSK. This includes $3.1 million from the initial $21.5 million payment received from GSK which is being recognized as revenue ratably over the period we determine we have obligations related to the joint steering committee under the agreement. The joint steering committee is currently expected to be 20 months, or through June 2011 from the date of the agreement. We also recognized $5.0 million of revenue in 2009 upon the successful achievement of a performance milestone and $2.4 million related to our services provided under the agreement.

Cost of services. Cost of services of $2.0 million represents the cost incurred by us to perform under the PentaStaph agreement with GSK with respect to the transitional services, including performance of the Phase I/II clinical trial and associated activities. These costs include internal labor, external contractors and allocated indirect costs.

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

Research and development expenses. Research and development expense was $16.5 million for 2009 compared to $12.6 million for 2008. The increase of $3.9 million is primarily due to the start of the NicVAX Phase III trial, NicVAX manufacturing-related activities, and the support of the PentaStaph Phase I/II trial prior to the GSK agreement. $1.6 million of the 2009 costs for the NicVAX and PentaStaph trials were offset by grant funding (none in 2008).

Interest income. Interest income was $0.4 million and $4.6 million for 2009 and 2008, respectively. Interest earned on our cash and investments was lower in 2009 as compared to 2008 due to a lower average cash balance and lower prevailing interest rates on our investments.

Interest expense. Interest expense was $1.1 million and $3.9 million for 2009 and 2008, respectively and consisted largely of interest expense associated with our Convertible Senior Notes. The decrease of $2.8 million was the result of the repurchase of $10.4 million of our Convertible Senior Notes in 2009.

Other income (expense). Other income (expense) in 2008 consisted primarily of losses on the repurchase of our Convertible Senior Notes (none in 2009).

Income taxes. In 2009 and 2008, we recorded a full valuation allowance against all net deferred tax assets. As a result of the valuation allowance, our consolidated effective tax rate for both years is approximately 0%. Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $2.8 million in 2008, offset in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations.

Discontinued operations. In 2008, income from discontinued operations (net of intra-period tax allocation) of $4.2 million reflects $2.5 million of contingent proceeds from the sale of PhosLo, $2.2 million from the settlement of our arbitration with Inhibitex, and various adjustments to assets and liabilities relating to our discontinued operations.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities at December 25, 2010 totaled $110.7 million as compared to $119.0 million at December 26, 2009. This decline is primarily the result of payments of approximately $42.8 million for the repurchase of our shares of common stock and $6.1 million for the repurchase of the remaining balance of our Convertible Senior Notes, offset in part by net cash provided by operating activities of $39.9 million.

Cash provided by (used in) operating activities from continuing operations was $40.5 million, ($3.6) million and ($22.8) million for 2010, 2009 and 2008, respectively. Cash provided by operating activities from continuing operations in 2010 was primarily related to the $66.3 million received from GSK associated with the PentaStaph and NicVAX agreements offset in part by cash used for general and administrative and research and development expenses. In 2009, cash used in operating activities from continuing operations included cash expenditures for general and administrative expenses and research and development expenses, partially offset by $21.5 million received in connection with the closing of the PentaStaph sale to GSK. Cash used in operating activities from continuing operations in 2008 included cash expenditures for general and administrative expenses and research and development expenses, partially offset by interest income. Cash provided by (used in) operating activities from discontinued operations was ($0.6) million, $9.8 million and $3.9 million for 2010, 2009 and 2008, respectively.

Cash provided by (used in) investing activities from continuing operations was $2.3 million, ($35.6) million and ($22.2) million for 2010, 2009 and 2008, respectively, which consists largely of net proceeds from the sale (purchases) of marketable securities.

Cash provided by investing activities from discontinued operations of $1.6 million in 2008 includes net cash proceeds related to the sale of Biologics SBU and our Aloprim and PhosLo products.

Since December 2007, our Board of Directors has approved the repurchase of up to $115 million of our common stock in the open market or in privately negotiated transactions. In 2010, we purchased 7.8 million shares for $42.3 million at an average cost per share of $5.45. Since the inception of the program in December 2007 through December 25, 2010, we have repurchased a total of 19.9 million shares for a total cost of $87.2 million, at an average price of $4.39 per share, leaving a balance of $27.8 million available for share repurchases under the current program. Repurchased shares have been accounted for as treasury stock using the cost method.

In 2005, we issued $112.4 million of our Convertible Senior Notes through a private offering to qualified institutional buyers. In 2010, we repurchased the remaining $6.1 million balance of our Convertible Senior Notes for a total of $6.1 million. In 2009, we repurchased $10.4 million of our Convertible Senior Notes for a total of $10.1 million. In 2008, we repurchased $57.3 million of our Convertible Senior Notes for a total of $51.6 million. As of December 25, 2010, we had repurchased all of the Convertible Senior Notes.

We believe cash, cash equivalents and marketable securities on hand at December 25, 2010 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

Aggregate Contractual Obligations

The following table provides information as of December 25, 2010 with respect to the amounts and timing of our known material contractual obligations as specified below (in thousands). As of December 25, 2010, there were no significant contractual obligations related to our discontinued operations.

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Open purchase orders	$288	$288	$—	$—	$—
Operating leases	1,112	875	211	26	—
Manufacturing and clinical agreements	2,113	2,062	51	—	—

Total	$3,513	$3,225	$262	$26	$—

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

Revenue recognition: Our revenue-generating arrangements may include multiple elements, including one or more of up-front license fees, research payments, and milestone payments. In these situations, we allocate the total contract price to the multiple elements based on their relative fair values and recognize revenue for each element according to its characteristics. We analyze our cost reimbursable grants to determine whether we should report such reimbursements as revenue or as an offset to our research and development expenses incurred. In 2010 and 2009, we recorded approximately $8.8 million and $1.6 million, respectively of costs reimbursed by the government as an offset to research and development expenses (none in 2008).

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are recorded as deferred revenue and recognized ratably over the underlying performance period. Milestone payments are recognized as revenue when; (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone. Milestones are considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and, (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations. Payments for contractual services are recognized as revenue when earned, typically when the services are rendered.

Collaborative arrangements: We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of NicVAX. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Research and development expenses: Except for advance payments, which are recognized over the life of the contract, research and development costs are expensed as incurred. We use our research and development resources, including employees, equipment and facilities, across multiple drug development programs. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities and overhead). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. Reimbursements from government grants are recorded as an offset to research and development expenses as incurred.

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

New Accounting Pronouncements

In 2009 and 2008, we adopted several new accounting and disclosure requirements. These newly adopted requirements included: (i) new disclosure requirements about our non-financial assets and liabilities; (ii) new accounting and reporting standards for non-controlling interests in subsidiaries; (iii) new disclosures about derivative financial instruments; (iv) new accounting for deferred compensation and other post-retirement benefits; (v) new accounting for certain collaborative agreements; (vi) new accounting for instruments indexed to our own stock; and (vii) new accounting for advance payments for goods or services to be used in future research and development activities. The adoption of these new requirements did not have a material impact on our consolidated financial statements.

In the first quarter of 2009, we adopted new accounting requirements for convertible debt instruments that may be settled in cash upon conversion. This new guidance clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The adoption of this new guidance had the impact of decreasing our diluted earnings per share from continuing operations by approximately $0.15 per share in 2008 as a result of non-cash interest expense recorded in connection with the adoption of the new guidance.

There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011, we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements and research and development milestones. Our license agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have “trading” or “other than trading” portfolios of market risk sensitive instruments, and we do not purchase hedging instruments that are likely to expose us to significant market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.

At December 25, 2010, we had cash, cash equivalents and marketable securities in the amount of $110.7 million. Our exposure to market interest rate risk relates solely to our cash, cash equivalents and marketable securities. Cash equivalents and marketable securities consist principally of money market funds placed with major financial institutions. Because of the nature of these funds and the short-term maturities of their investment securities, we do not believe that a change in market rates would have a material negative impact on the value of our investment portfolio. Interest income was $0.2 million for 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited Nabi Biopharmaceuticals’ (the “Company”) internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nabi Biopharmaceuticals’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Nabi Biopharmaceuticals maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Nabi Biopharmaceuticals and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

and Stockholders of Nabi Biopharmaceuticals

We have audited the accompanying consolidated balance sheets of Nabi Biopharmaceuticals as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nabi Biopharmaceuticals at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), internal control over financial reporting of Nabi Biopharmaceuticals as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 8, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nabi Biopharmaceuticals

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$53,564	$59,510
Marketable securities	54,603	59,489
Receivables	1,030	9,122
Prepaid expenses and other current assets	829	1,572

Total current assets	110,026	129,693
Marketable securities	2,500	—
Property and equipment, net	597	855
Other assets	748	769

Total assets	$113,871	$131,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552	$1,735
Accrued expenses and other current liabilities	7,377	4,961
Deferred revenue, current portion	7,797	18,447
2.875% convertible senior notes, net	—	5,951
Current liabilities of discontinued operations	2,207	2,816

Total current liabilities	17,933	33,910
Deferred revenue	35,368	—

Total liabilities	53,301	33,910
Stockholders’ equity:
Convertible preferred stock, par value $0.10 per share; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.10 per share; 125,000,000 shares authorized; 63,206,393 and 62,782,990 shares issued, respectively	6,321	6,278
Additional paid-in capital	370,366	365,841
Treasury stock, 20,696,277 and 12,930,460 shares, respectively, at cost	(92,567)	(50,267)
Other comprehensive loss	(3)	(20)
Accumulated deficit	(223,547)	(224,425)

Total stockholders’ equity	60,570	97,407

Total liabilities and stockholders’ equity	$113,871	$131,317

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Revenue:
Revenue	$35,005	$10,489	$—
Operating expenses:
Cost of services	3,951	1,988	—
General and administrative expenses	6,174	9,987	12,415
Research and development expenses	26,078	16,490	12,556

Operating loss	(1,198)	(17,976)	(24,971)
Interest income	230	368	4,579
Interest expense	(210)	(1,071)	(3,902)
Other income (expense), net	291	(48)	(1,454)

Loss from continuing operations before income taxes	(887)	(18,727)	(25,748)
Benefit from income taxes	1,765	—	2,765

Income (loss) from continuing operations	878	(18,727)	(22,983)
Income from discontinued operations, net of tax	—	—	4,245

Net income (loss)	$878	$(18,727)	$(18,738)

Basic income (loss) per share:
Continuing operations	$0.02	$(0.37)	$(0.44)
Discontinued operations	$—	$—	$0.08
Diluted income (loss) per share:
Continuing operations	$0.02	$(0.37)	$(0.44)
Discontinued operations	$—	$—	$0.08
Basic weighted-average shares outstanding	44,312	50,633	51,866

Diluted weighted-average shares outstanding	44,440	50,633	51,866

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Other Accumulated Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at December 29, 2007	62,117	$6,212	$358,877	(5,807)	$(23,608)	$(186,995)	$—	$154,486
Net loss	—	—	—	—	—	(18,738)		(18,738)
Other comprehensive income							60	60

Comprehensive loss								(18,678)
Purchase of convertible senior notes			962					962
Stock options exercised	120	12	360	—	—	—		372
Share-based compensation expense	—	—	2,733	—	—	—		2,733
Purchase of treasury stock	—	—	—	(5,075)	(18,579)	—		(18,579)
Stock issued under Employee
Stock Purchase Plan	28	3	83	—	—	—		86
Restricted stock awards, net	132	12	(12)	—	—	—		—

Balance at December 27, 2008	62,397	$6,239	$363,003	(10,882)	$(42,187)	$(205,733)	$60	$121,382
Net loss	—	—	—	—	—	(18,727)		(18,727)
Other comprehensive income							(80)	(80)

Comprehensive loss								(18,807)
Stock options exercised	140	14	417	—	—	—	—	431
Share-based compensation expense	—	—	2,463	—	—	—	—	2,463
Purchase of treasury stock	—	—	—	(2,048)	(8,080)	—	—	(8,080)
Stock issued under Employee
Stock Purchase Plan	40	4	93	—	—	—	—	97
Restricted stock awards, net	206	21	(21)	—	—	—	—	—
Purchase of convertible senior notes	—	—	(114)	—	—	35	—	(79)

Balance at December 26, 2009	62,783	$6,278	$365,841	(12,930)	$(50,267)	$(224,425)	$(20)	$97,407

Net income	—	—	—	—	—	878		878
Other comprehensive income							17	17

Comprehensive income								895
Stock options exercised	138	14	509	—	—	—	—	523
Share-based compensation expense	—	—	3,923	—	—	—	—	3,923
Purchase of treasury stock	—	—	—	(7,766)	(42,300)	—	—	(42,300)
Stock issued under Employee Stock Purchase Plan	22	2	90	—	—	—	—	92
Restricted stock awards, net	257	26	(26)	—	—	—	—	—
Directors fee paid in stock	6	1	29	—	—	—	—	30

Balance at December 25, 2010	63,206	$6,321	$370,366	(20,696)	$(92,567)	$(223,547)	$(3)	$60,570

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Cash flow from operating activities:
Income (loss) from continuing operations	$878	$(18,727)	$(22,983)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	376	502	574
Non-cash intra-period tax allocation	—	—	(2,765)
Accretion of discount on convertible senior notes	99	483	2,304
Share-based compensation	3,923	2,463	2,733
Loss (gain) on repurchase of convertible senior notes	—	302	1,553
Other	(4)	4	48
Changes in assets and liabilities:
Receivables	8,093	(6,685)	—
Prepaid expenses and other assets	753	(2,713)	753
Accounts payable, accrued expenses and other	1,705	2,298	(4,982)
Deferred revenue	24,718	18,447	—

Net cash provided by (used in) operating activities from continuing operations	40,541	(3,626)	(22,765)
Net cash provided by (used in) operating activities from discontinued operations	(609)	9,843	3,864

Net cash provided by (used in) operating activities	39,932	6,217	(18,901)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	142,693	55,833	1,600
Purchases of marketable securities	(140,289)	(91,471)	(23,871)
Proceeds from sales of property and equipment	50	—	—
Capital expenditures	(154)	(4)	(53)
Other investing activities, net	—	—	112

Net cash provided by (used in) investing activities from continuing operations	2,300	(35,642)	(22,212)
Net cash provided by investing activities from discontinued operations	—	—	1,567

Net cash provided by (used in) investing activities	2,300	(35,642)	(20,645)

Cash flow from financing activities:
Proceeds from issuance of common stock for employee benefit plans and stock options	645	528	128
Purchase of common stock for treasury	(42,773)	(7,940)	(20,010)
Repurchase of convertible senior notes	(6,050)	(10,091)	(51,634)
Other financing activities, net	—	—	(83)

Net cash used in financing activities from continuing operations	(48,178)	(17,503)	(71,599)
Net cash used in financing activities from discontinued operations	—	—	(23)

Net cash used in financing activities	(48,178)	(17,503)	(71,622)

Net decrease in cash and cash equivalents	(5,946)	(46,928)	(111,168)
Cash and cash equivalents at beginning of year	59,510	106,438	217,606

Cash and cash equivalents at end of year	$53,564	$59,510	$106,438

See accompanying notes to consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BUSINESS AND ORGANIZATION

We are a biopharmaceutical company focused on the development of vaccines addressing the unmet medical need of nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target this serious unmet medical need. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

In 2006, we initiated a strategic alternatives process to enhance shareholder value which resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products.

Our sole remaining product currently in development is NicVAX, an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010 we granted to GSK (i) an option to exclusively license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property combined with GSK proprietary technology including GSK proprietary adjuvants.

In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million received upon closing, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of next generation nicotine vaccines.

In addition to our NicVAX development effort, we are developing PentaStaph™ [Pentavalent S.aureus Vaccine] under contract for GSK. PentaStaph is a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus. In August 2009, we entered into an Asset Purchase Agreement (APA) with GSK for the sale of PentaStaph for a total consideration of $46 million including a $20 million upfront payment upon closing and $26 million payable upon achievement of certain milestones. The PentaStaph sale closed in November 2009, and we received payment from GSK of $21.5 million representing the upfront payment of $20 million, an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a Transition Services Agreement (TSA) to help GSK advance the program while in parallel transferring the technology to GSK. Accordingly, we are continuing to develop PentaStaph under contract for GSK through a Phase I/II clinical trial of two of the antigens, in collaboration with the U.S. military. GSK is reimbursing us for the cost of our services under the TSA. We also have received $21 million of the possible $26 million in payments for milestones related to the TSA, $16 million in 2010. We expect to be able to complete our performance obligations under the TSA in 2011 and receive the final $5 million milestone payment due under the APA.

NicVAX is an innovative and proprietary investigational vaccine for treatment of nicotine addiction and prevention of smoking relapse based on patented technology. The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical which triggers the highly addictive pleasurable effects experienced by smokers and users of other nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine in the bloodstream. A nicotine molecule attached to specific antibodies is too large to cross the blood-brain barrier and thus is unable to reach the receptors in the brain thereby reducing the pleasure experienced by the smoker making it easier to quit. Pre-clinical animal studies with NicVAX have shown that vaccination prevents nicotine from reaching the brain and blocks the effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the FDA on an SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a NDA. In June 2009, we announced that we received Scientific Advice from the EMA which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine, confirming NicVAX’s first in class nicotine vaccine in smoking cessation. We completed enrollment in this trial in July 2010. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010.

Previous Strategic Transactions

In November 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets to a U.S. subsidiary of Fresenius Medical Care, or Fresenius. Under the sale agreement, we received $65 million in cash at closing and are entitled to additional contingent milestone payments and royalties. The royalties relate to sales of a new product formulation over a base amount for 10 years after the closing date. We have received $13 million of milestones through March 8, 2011 and can also receive up to $72.5 million in additional milestone payments and royalties. In June 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. In December 2007, we sold our Biologics Strategic Business Unit (SBU) and certain corporate shared services assets to Biotest Pharmaceuticals Corporation, or Biotest, for $185 million.

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

Basis of Presentation and Reclassifications: As further discussed in Note 3, the results of operations and the assets and the liabilities related to the Biologics SBU as well as those amounts related to the Aloprim product line have been accounted for as discontinued operations. Accordingly, the results of the operations related to the Biologics SBU business and to Aloprim from prior periods have been reclassified to discontinued operations. Although we have sold substantially all assets of our corporate shared services and our vaccine manufacturing facility, we continue to reflect these expenses in continuing operations because we continue to require similar functions on an ongoing basis.

Fiscal Year Periods: Our fiscal year ends on the last Saturday of December. Consequently, we will periodically have a 53-week fiscal year. The fiscal years ended for the periods presented in the accompanying consolidated financial statements are December 25, 2010, December 26, 2009 and December 27, 2008; all three years were 52-week years.

Financial Instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of December 25, 2010 and December 26, 2009, because of the relatively short-term maturity of these instruments. The carrying value of our Convertible Senior Notes, at December 26, 2009 was $6.0 million, compared to the approximate fair value of $5.2 million, based on quoted market prices. We repurchased the entire remaining balance of our Convertible Senior Notes on April 15, 2010.

Cash, Cash Equivalents and Marketable Securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, government agencies and FDIC backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at market value; unrealized gains and losses on those securities are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the twelve months ended December 25, 2010. Our investment policies and procedures are reviewed periodically including by management and our audit committee to minimize credit risk.

Concentration of Credit Risk: Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, marketable securities and receivables.

Property and Equipment: Property and equipment are carried at cost. Depreciation is recognized on the straight-line method over the estimated useful lives of the assets as follows:

Asset	Estimated Useful Life
Furniture and fixtures	8 years
Information systems	3 -7 years
Machinery and equipment	4 - 8 years
Leasehold improvements	Lesser of lease term or economic life

Recoverability of Long-Lived Assets: Our policy is to evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When an evaluation indicates that an impairment has occurred, a loss is recognized and the asset is adjusted to its estimated fair value.

Revenue Recognition: Our revenue generating-arrangements may include multiple elements and deliverables, including licenses, options, research and development activities, participation on joint steering committees, and contract manufacturing, among other elements. When we determine that an element has stand-alone value to our customer, we allocate a portion of the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair value of any delivered element, we combine that element with undelivered elements as a single unit of accounting.

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. In May 2010, the Company revised its estimated completion date related to its obligations under the transition services agreement with GSK for PentaStaph from December 2010 to June 2011. Accordingly, the remaining deferred revenue related to this agreement will be recognized ratably through June 2011. The joint steering committees are currently expected to be 20 months, or through June 2011 for PentaStaph and 190 months, or through December 2025 for NicVAX, from the date of the agreements. Milestone payments are recognized as revenue when: (i) the milestones are achieved; (ii) no further performance obligations with respect to the milestone exist; (iii) collection is reasonably assured; and (iv) substantive effort was necessary to achieve the milestone. Milestones are considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and, (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations. Payments for contractual services are recognized as revenue when earned, typically when the services are rendered.

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

Research and Development Expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. We recorded approximately $8.8 million and $1.6 million for 2010 and 2009, respectively, of cost reimbursements from government grants as an offset to research and development expenses (none in 2008).

Comprehensive Income (Loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity other than transactions with owners. For 2010, 2009 and 2008, comprehensive income consisted of our net income (loss), our net unrealized loss on our available for sale portfolio of marketable securities, and our cumulative foreign currency translation adjustments.

Income (Loss) Per Share: Basic income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders (as adjusted for interest expense on our Convertible Senior Notes net of taxes when they were outstanding) by the weighted-average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options and the common shares underlying our Convertible Senior Notes when they were outstanding. The dilutive impact of potential common shares resulting from stock options is determined by applying the treasury stock method. The dilutive impact of potential common shares resulting from our Convertible Senior Notes was determined by applying the “if converted” method. For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share.

The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

For 2010, the computation of diluted income per share differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment related to stock options using the treasury stock method. A total of approximately 4.0 million potentially dilutive shares related to stock options have been excluded from the calculation of diluted net income per share as their inclusion would be anti-dilutive. A total of 1.8 million and 0.2 million potential diluted shares have been excluded in the calculation of diluted net loss per share in 2009 and 2008 respectively.

The following table provides the computation of our basic and diluted earnings per share for 2010. Because of our net losses in 2009 and 2008, we did not present diluted earnings per share.

(in thousands, except per share data)	December 25, 2010

Numerator:
Net income (loss)	$878
Net income allocated to participating securities	(6)

Numerator for basic income (loss) per share	$872
Incremental allocation of net income to participating securities	—

Numerator for diluted income (loss) per share	$872

Denominator:
Denominator for basic income (loss) per share—Weighted average outstanding common shares	44,312
Dilutive effect of stock options	128

Denominator for diluted income (loss) per share	44,440

Income (loss) per share—basic	$0.02
Income (loss) per share—diluted	$0.02

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

New Accounting Pronouncements: There are several new accounting and disclosure requirements that we will be required to adopt in the future, primarily with respect to revenue recognition practices. In 2011, we will be required to adopt new revenue recognition practices relating to revenue arrangements that include multiple elements and research and development milestones. Our license agreements with GSK related to our PentaStaph and NicVAX products may be affected by the new accounting and disclosure requirements. We are currently evaluating any potential impact these new requirements may have on our consolidated financial statements.

NOTE 3 DISCONTINUED OPERATIONS

Prior to 2008, we sold several of our existing products and businesses. In 2006, we sold our PhosLo (calcium acetate) product and the product’s related assets. Under the sale agreement, we received $65 million in cash at closing and have subsequently received an additional $13 million in milestone payments. We can also receive up to $72.5 million in additional milestone payments and royalties for 10 years after the closing date. In 2007, we sold certain assets related to our product Aloprim (allopurinol sodium for Injection) for $3.7 million. Also in 2007, we sold our Biologics SBU and certain corporate shared services assets for $185 million. The assets and liabilities related to these businesses have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, and we do not have a significant continuing involvement with the related products. Accordingly, the remaining assets and liabilities, and the results of operations, related to these businesses are presented as discontinued operations in all periods.

NOTE 4 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of available-for-sale investments by security classification as of December 25, 2010 and December 26, 2009 are as follows:

December 25, 2010 (in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Government-sponsored securities	$50,943	$15	$(19)	$50,939
Corporate debt securities	6,163	1	—	6,164

Total securities	$57,106	$16	$(19)	$57,103

December 26, 2009 (in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
US Treasury bills	$14,996	$—	$(1)	$14,995
Government-sponsored securities	43,450	5	(1)	43,454
Corporate debt securities	1,041	—	(1)	1,040

Total securities	$59,487	$5	$(3)	$59,489

During 2010 and 2009, we had no significant realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

The contractual maturities of available-for-sale investments by security classification as of December 25, 2010 and December 26, 2009 were as follows:

December 25, 2010 (in thousands)	Total	Less than 12 Months	12 Months or More
Government-sponsored securities	$50,939	$48,439	$2,500
Corporate debt securities	6,164	6,164	—

Total securities	$57,103	$54,603	$2,500

December 26, 2009 (in thousands)	Total	Less than 12 Months	12 Months or More
US Treasury bills	$14,995	$14,995	$—
Government-sponsored securities	43,454	43,454	—
Corporate debt securities	1,040	1,040	—

Total securities	$59,489	$59,489	$—

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation are summarized below:

(in thousands)	December 25, 2010	December 26, 2009
Information systems	$2,160	$2,156
Leasehold improvements	3,204	3,204
Machinery and equipment	4,420	4,547
Furniture and fixtures	239	238

Property and equipment	10,023	10,145
Less accumulated depreciation	(9,426)	(9,290)

Property and equipment, net	$597	$855

We recorded depreciation expense in continuing operations related to property and equipment of $0.4 million, $0.5 million and $0.6 million, in 2010, 2009 and 2008, respectively.

NOTE 6 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 25, 2010	December 26, 2009
Employee compensation and benefits	$2,504	$1,830
Unsettled treasury stock transactions	—	472
Accrued clinical trial expenses	4,411	1,853
Accrued interest payable	—	37
Other	462	769

Total	$7,377	$4,961

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

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair market value at December 25, 2010 and December 26, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

December 25, 2010 (in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inupts
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$53,564	$50,564	$3,000	$—
Government-sponsored enterprise securities	50,939	6,021	44,918	—
Corporate debt and other securities	6,164	4,324	1,840	—

Total	$110,667	$60,909	$49,758	$—

December 26, 2009 (in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inupts
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$43,013	$43,013	$—	$—
US Treasury bills	19,995	19,995	—	—
Government-sponsored enterprise securities	54,547	—	54,547	—
Corporate debt and other securities	1,444	—	1,444	—

Total	$118,999	$63,008	$55,991	$—

NOTE 8 CONVERTIBLE SENIOR NOTES

In 2005, we issued $112.4 million of our Convertible Senior Notes through a private offering to qualified institutional buyers. In 2010, we repurchased the remaining $6.1 million balance of our Convertible Senior Notes for a total of $6.1 million. In 2009, we repurchased $10.4 million of our Convertible Senior Notes for a total of $10.1 million resulting in a net loss of $0.3 million. In 2008, we repurchased $57.3 million of our Convertible Senior Notes for a total of $51.6 million resulting in a net loss of $1.6 million. Interest payments for 2010, 2009 and 2008 were $0.1 million, $0.2 million, and $1.7 million, which largely consisted of the interest payments for our Convertible Senior Notes. As of December 25, 2010, we had repurchased all of the Convertible Senior Notes.

NOTE 9 STOCKHOLDERS’ EQUITY

Preferred Stock

We have 5,000,000 shares of preferred stock authorized, approximately 1,500,000 of which have been designated as “Series A Convertible Preferred Stock,” approximately 750,000 of which have been designated “Series One Preferred Stock” and approximately 2,700,000 of which remain available for future designation. Holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of us before any payment is made to the holders of common stock. Currently, there are no outstanding shares of preferred stock.

Treasury Stock

Since December 2007, our Board of Directors has approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. In 2010, we purchased 7.8 million shares for $42.3 million at an average cost per share of $5.45. Since the inception of the program in December 2007 through December 25, 2010, we have repurchased a total of 19.9 million shares for a total cost of $87.2 million, at an average price of $4.39 per share, leaving a balance of $27.8 million available for share repurchases under the current program. Repurchased shares have been accounted for as treasury stock using the cost method.

NOTE 10 EMPLOYEE BENEFIT PLANS AND EQUITY-BASED COMPENSATION

We maintain several employee benefit plans for our employees. As of December 25, 2010, a total of 10.3 million shares of common stock were authorized for issuance under our stock option and employee benefit plans.

Retirement Savings Plan

We maintain a retirement savings plan which permits employees to contribute pre-tax annual compensation up to annual statutory limitations. The discretionary company match for employee contributions to the plan is 100% of up to the first 4% of the participant’s earnings contributed to the plan. Our matching contributions to the plan were approximately $0.2 million in 2010, 2009 and 2008. In 2000, the stockholders approved the issuance of up to 425,000 shares of our common stock to our employees participating in our retirement saving plan. To date, no shares have been issued under this plan.

Employee Stock Purchase Plan

Under the Nabi Employee Stock Purchase Plan (ESPP), qualified employees may purchase our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each semi-annual stock purchase period. We issued 21,576 shares, 40,284 shares, and 27,796 shares of common stock during 2010, 2009 and 2008, respectively, pursuant to this plan at an average price per common share of $4.25, $2.41 and $3.35, respectively. As of December 25, 2010, we had 0.4 million shares available for future issuance under the ESPP.

Incentive Stock Plan

In 2007, our shareholders approved the 2007 Omnibus Equity and Incentive Plan (2007 Stock Plan) which supersedes and replaces our previous incentive stock plans. All other incentive stock plans will remain in effect with respect to outstanding awards issued under those plans. Accordingly, we have one plan for both employees and directors related to both stock option and restricted stock awards. In connection with the approval of the 2007 Stock Plan, shareholders approved an additional 2.5 million shares of common stock and the transfer of all shares which were available for issuance under the prior incentive stock plans to be available for issuance under the new plan. As of December 25, 2010, we had 2.7 million shares of common stock available for issuance upon the exercise of outstanding options, future grants of options or restricted stock under our incentive stock plans.

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

We also issue restricted stock awards; such awards generally vest over periods from two to four years.

Accounting for Share-Based Compensation

Share-based compensation expense for the three years ended December 25, 2010, was comprised of:

	For the Years Ended
(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
Stock option expense	$2,854	$1,722	$1,569
Employee stock purchase plan expense	37	49	39
Restricted stock expense	1,032	692	1,125

Total share-based compensation	$3,923	$2,463	$2,733

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

Our share-based compensation expense is reflected in our Consolidated Statements of Operations as follows:

	For the Years Ended
(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
Cost of services	$827	$294	$—
General and administrative expense	719	712	1,824
Research and development expense	2,377	1,457	909

Total share-based compensation expense	$3,923	$2,463	$2,733

Share-based compensation costs in 2010 reflect $1.3 million of share-based compensation expense relating to the modification of the terms of certain outstanding stock option awards. The modifications included accelerated vesting and extended exercise periods relating to certain employee terminations.

Stock Options

We determine the fair value of each stock option on the date of grant using the Black-Scholes option-pricing formula and recognize the resulting expense over the option’s vesting period using the straight-line attribution approach. Below are the calculated weighted-average fair values for 2010, 2009 and 2008 as well as the assumptions used in calculating those values:

	For the Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Weighted-average fair value (per share)	$3.51	$1.98	$2.49
Assumptions:
Expected term (in years)	4.5 - 6.3	4.5 - 6.3	4.5 - 6.3
Risk-free interest rate	1.39% - 2.75%	1.45% - 2.96%	2.48% - 3.45%
Expected volatility	58.51% - 83.72%	74.94% - 83.6%	73.34% - 76.4%
Expected dividend yield	0%	0%	0%

•	Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees.

•

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

•	Expected Volatility: The expected volatility is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.

•	Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of 0% in the assumptions.

A summary of option activity under our stock plans as of December 25, 2010 and the changes during 2010 is presented below:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at December 26, 2009	3,688,003	$6.13	4.68	$3,797
Granted	849,805	5.43
Exercised	(137,669)	3.79
Forfeited	(19,670)	4.49
Expired	(255,075)	7.53

Outstanding at December 25, 2010	4,125,394	$5.99	4.13	$3,704

Vested and expected to vest at December 25, 2010	3,996,509	$6.03	4.09	$3,587

Exercisable at December 25, 2010	2,836,542	$6.55	3.48	$2,538

As of December 25, 2010, there was $2.9 million of unrecognized compensation cost related to the stock options granted under our stock plans which is expected to be recognized over a weighted-average period of four years. The total intrinsic value of stock options exercised was $0.2 million, $0.2 million, and $0.1 million in 2010, 2009 and 2008, respectively.

Restricted Stock

A summary of the status of our restricted stock awards as of December 25, 2010 and changes during 2010 is presented below:

Restricted Stock	Number of Shares	Weighted- Average Fair Value at Grant Date
Nonvested at December 26, 2009	356,715	$2.20
Granted	267,238	5.10
Vested	(183,822)	2.64
Forfeited	(3,080)	3.20

Nonvested at December 25, 2010	437,051	$3.78

As of December 25, 2010, there was $0.9 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of four years. The total fair value of shares vested during 2010, 2009 and 2008 was $0.5 million, $0.9 million and $1.3 million, respectively.

NOTE 11 INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the Years Ended
(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
Current:
Federal	$(1,765)	$—	$—
State	—	—	—

	(1,765)	—	—
Deferred:
Federal	(1,692)	(17,980)	(5,712)
State	(8,587)	(1,366)	(635)

	(10,279)	(19,346)	(6,347)

Total	(10,279)	(19,346)	(6,347)
Change in Valuation Allowance	10,279	19,346	6,347

Total, net before intra period allocation	(1,765)	—	—
Intra-period tax allocation	—	—	(2,765)

Total, net	$(1,765)	$—	$(2,765)

The following table includes deferred tax assets and liabilities from both continuing and discontinued operations as of December 25, 2010 and December 26, 2009:

(in thousands)	December 25, 2010	December 26, 2009
Deferred tax assets:
Federal net operating loss carryforwards	$62,325	$67,019
State net operating loss carryforwards	11,455	3,713
Research and experimental tax credit	12,708	12,670
Income from sale of assets	7,295	—
Deferred research and experimental costs	5,402	6,393
Depreciation	1,237	1,191
Alternative minimum tax credit	854	896
Equity-based and accrued compensation related costs	6,399	4,925
Other	1,302	1,763

Deferred tax assets	108,977	98,570
Deferred tax liabilities:
Other	(329)	(76)

Deferred tax liabilities	(329)	(76)

Net deferred tax assets	108,649	98,494
Valuation allowance	(108,649)	(98,494)

Net deferred tax assets	$—	$—

As of December 25, 2010, we have gross federal net operating loss carryforwards of approximately $178.1 million that expire at various dates through 2030. We have federal research and experimental tax credit carryforwards of approximately $15.0 million ($12.7 million, net of unrecognized tax benefit) that expire in varying amounts through 2026. We have federal alternative minimum tax credit carryforwards of $0.9 million that are available to offset future regular tax liabilities and do not expire. Under Section 382 of the Internal Revenue Code of 1986, as amended (IRC), certain significant changes in ownership may restrict the future utilization of our tax loss carryforwards and tax credit carryforwards. The annual limitation is equal to the value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate (i.e., the highest of the adjusted Federal long-term rates in effect for any month in the three-calendar-month period ending with the calendar month in which the change date occurs). Based upon calculations performed for the period through December 25, 2010, the Company’s tax attributes are not currently limited under Section 382.

We have determined that a full valuation allowance is required against all our deferred tax assets that we do not expect to be offset by deferred tax liabilities. As a result, we recorded $108.6 million and $98.5 million valuation allowance as of December 25, 2010 and December 26, 2009, respectively.

The following table reconciles our losses from continuing operations before income taxes by jurisdiction:

	For the Years Ended
(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
Pre-tax (loss) income:
U.S.	$(821)	$(18,720)	$(25,714)
Foreign	(66)	(7)	(34)

Total	$(887)	$(18,727)	$(25,748)

The significant elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	For the Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Federal statutory rate	(35.0)%	(35.0)%	(34.0)%
State income taxes, net of federal benefit	(5.0)	(5.4)	(5.4)
Foreign tax rate differential	2.6	—	(0.1)
Tax credits	194.7	—	(0.5)
Valuation allowance	1,144.7	105.0	35.8
Federal refund claim	(199.0)	—	—
Return to provision and other prior period adjustments	(1,305.0)	(50.1)	—
Other	3.0	(14.5)	4.2

Total before intra-period allocation	(199.0)%	—%	—%
Intra-period tax allocation	—	—	15.6

Total	(199.0)%	—%	15.6%

During the third quarter of 2010, as a result of new legislation allowing for the carryback of Net Operating Losses generated in 2008 or 2009 for up to five years, we filed a refund claim with the IRS to recover taxes paid in 2007 and 2004 totaling approximately $1.8 million. We paid no income taxes in calendar years 2009 or 2007. In 2008 we paid approximately $1.3 million of income taxes to federal and state jurisdictions relating to taxable income generated in 2007 from the sale of our Biologics SBU. Additionally, in 2010 the Company adjusted its deferred tax asset related to state net operating loss carryforwards (and corresponding valuation allowance) so that the state net operating loss carryforwards reflect the amounts on the Company’s various state income tax returns.

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

We are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. Under the tax statute of limitations applicable to the IRC, we are no longer subject to U.S. federal income tax examinations by the IRS for years before 2006. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when used on returns filed in the future. Tax attributes carried forward from 2002 and earlier tax years recently utilized in tax years for which the statue of limitations have not yet expired are also subject to audit. Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2006 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2006. We began foreign operations in 2004. We are subject to foreign tax examinations by tax authorities for all years of operation.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Years Ended
(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
Unrecognized tax benefit - opening balance	$5,750	$8,150	$7,718
Gross increases	—	3,634	432
Gross decreases	(1,833)	(6,034)	—

Unrecognized tax benefit - ending balance	$3,917	$5,750	$8,150

As of December 25, 2010, any potential interest and penalties on unrecognized tax benefits were not significant. Unrecognized tax benefits are shown as a reduction in net deferred tax assets in the accompanying balance sheets.

NOTE 12 LEASES

Aggregate minimum commitments under non-cancelable operating leases, primarily for office and laboratory space and equipment rentals, at December 25, 2010 were as follows (in thousands):

2011	$875
2012	106
2013	106
2014	26

Aggregate minimum receipts under non-cancelable operating leases, related to our facility in Bray, Ireland are approximately $131 thousand for 2011 through 2013 and $33 thousand for 2014.

Rent expense for continuing operations was approximately $1.1 million, $1.0 million, and $1.5 million in 2010, 2009 and 2008, respectively.

NOTE 13 LICENSES AND ROYALTY AGREEMENTS

We have entered into licenses and royalty agreements for our products in development.

PentaStaph. In 2009, we sold our PentaStaph vaccine candidate and related assets to GSK for a total consideration of up to $47.5 million. Under the terms of the sale agreement with GSK, we received an initial cash payment of $21.5 million and became eligible to receive an additional $26 million contingent upon four milestone accomplishments. Three of the milestones were accomplished in the fourth quarter of 2009, the first quarter of 2010 and the third quarter of 2010 resulting in revenue of $21.0 million. We believe we will achieve the final remaining milestone in the next few months.

We are recognizing the upfront payment from GSK ratably over the period of our participation on the joint steering committee. The joint steering committee is currently expected to be 20 months, or through June 2011, from the date of the agreement. We will recognize revenues related to the substantive milestones in the periods we accomplish them.

NicVAX. In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next-generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development, and sales milestone payments and other payments for NicVAX and follow-on nicotine vaccines. In total, these additional payments may exceed $460 million. We will also receive potentially double-digit royalties on global sales of NicVAX should GSK exercise its option, as well as royalties on global sales of next-generation nicotine vaccines utilizing intellectual property acquired from us. Under the terms of the agreement, we will be responsible for the cost and performance of the Phase III development of NicVAX. Upon completion of the ongoing Phase III studies, if GSK exercises its option, GSK will take responsibility (including cost responsibilities) for further development and commercialization of NicVAX. In parallel and independent of whether it exercises its option to in-license NicVAX, GSK will be developing a next-generation nicotine vaccine based on our intellectual property together with GSK’s own technology.

We are recognizing the upfront payment from GSK ratably over the period of our participation on the joint steering committee. The joint steering committee is currently expected to be 190 months, or through December 2025 from the date of the agreement. If GSK exercises its option, we will recognize any such option payment over the remaining period of the joint steering committee. We recognize revenues related to the substantive milestones in the periods we complete them.

NOTE 14 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs, of which our estimates of the remaining amounts due was approximately $1.5 million at December 25, 2010 and $2.1 million at December 26, 2009, which are included in the amounts recorded as accrued rebates.

We have agreements with our employees that include certain cash payments and equity-based award modifications in the event of a termination of employment or a change in control of the Company.

Litigation

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 15 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Due to rounding, the quarterly per share amounts may not add to the annual amount.

	For the Fiscal 2010 Quarters Ended
(in thousands, except per share data)	March 27, 2010	June 26, 2010	September 25, 2010	December 25, 2010
(Loss) income from continuing operations	$5,480	$(3,406)	$5,135	$(6,331)
Income from discontinued operations	—	—	—	—
Net (loss) income	5,480	(3,406)	5,135	(6,331)
Basic income (loss) per share
Continuing operations	$0.11	$(0.08)	$0.12	$(0.15)
Net (loss) income	$0.11	$(0.08)	$0.12	$(0.15)
Diluted income (loss) per share
Continuing operations	$0.11	$(0.08)	$0.12	$(0.15)
Net (loss) income	$0.11	$(0.08)	$0.12	$(0.15)

	For the Fiscal 2009 Quarters Ended
(in thousands, except per share data)	March 28, 2009	June 27, 2009	September 26, 2009	December 26, 2009
(Loss) income from continuing operations	$(7,046)	$(5,808)	$(6,983)	$1,110
Income from discontinued operations	—	—	—	—
Net (loss) income	(7,046)	(5,808)	(6,983)	1,110
Basic and diluted (loss) income per share:
Continuing operations	$(0.14)	$(0.11)	$(0.14)	$0.02
Net (loss) income	$(0.14)	$(0.11)	$(0.14)	$0.02

For the first quarter of 2010, dilutive potential common shares related to our Convertible Senior Note have been excluded from diluted income per share because their inclusion would be anti-dilutive. For the fourth quarter of 2009, dilutive potential common shares related to our stock options and Convertible Senior Note have been excluded from diluted income per share because their inclusion would be anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer (who is also our acting Chief Financial Officer), the effectiveness of our disclosure controls and procedures as of December 25, 2010. Based upon this evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 25, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2010, and this assessment identified no material weaknesses in our internal control over financial reporting as of that date. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2010. The effectiveness of our internal control over financial reporting as of December 25, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the most recently completed quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Nabi Biopharmaceuticals

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item and not already provided in Item 3(a) will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 25, 2010, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 25, 2010, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December  25, 2010, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 25, 2010, and such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 25, 2010, and such information is incorporated herein by reference.

Nabi Biopharmaceuticals

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The following consolidated financial statements are filed as part of this report:

All other schedules omitted are not required, inapplicable or the information required is furnished in the financial statements or notes thereto.

(3) EXHIBITS

2.1	Asset Purchase Agreement by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG, dated as of September 11, 2007 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on September 11, 2007)

3.1	Restated Certificate of Incorporation of Nabi Biopharmaceuticals, as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 2004)

3.2	By-Laws of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

4.1	Certificate of Designations of Series One Preferred Stock contained in the Restated Certificate of Incorporation of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 26, 2004)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.1	2004 Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to our Definitive Proxy Statement dated April 9, 2004)+

10.2	1998 Non-Qualified Employee Stock Option Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 1998)+

10.3	2000 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to our Definitive Proxy Statement dated April 9, 2004)+

10.4	2000 Equity Incentive Plan Award Letter (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.5	2000 Equity Incentive Plan Special Award Letter (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.6	2007 Omnibus Equity and Incentive Plan (incorporated by reference to Appendix A of our Definitive Proxy Statement dated April 12, 2007)+

10.7	Nabi Biopharmaceuticals has entered into an Indemnification Agreement in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004, with the following named executive officers: Raafat E.F. Fahim, Ph.D., Matthew Kalnik, Ph.D. and Paul Kessler, M.D.+

10.8	Nabi Biopharmaceuticals has entered into an Indemnification Agreement with each of its directors in the form filed as Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 25, 2004)+

10.9	Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 11, 2006 (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 30, 2006)++

10.10	Amendment No. 1 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated October 31, 2006 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.11	Amendment No. 2 to Asset Purchase Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 30, 2006)++

10.12	Non-Competition and Non-solicitation Agreement between Nabi Biopharmaceuticals and Fresenius USA Manufacturing, Inc. dated November 14, 2006 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 30, 2006)

10.13	Asset Purchase Agreement, dated as of September 11, 2007, by and among Nabi Biopharmaceuticals, Biotest Pharmaceuticals Corporation and Biotest AG (incorporated by reference to Annex A to our Definitive Proxy Statement dated October 16, 2007)

10.14	Employment Agreement between Nabi Biopharmaceuticals and Raafat E.F. Fahim dated January 22, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008)+

10.15	Employment Agreement between Nabi Biopharmaceuticals and Paul Kessler, M.D. dated May 1, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008)+

10.16	Change of Control Severance Agreement between Nabi Biopharmaceuticals and Paul Kessler, M.D. dated August 21, 2007 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 27, 2008)+

10.17	Asset Purchase Agreement between Nabi Biopharmaceuticals and GlaxoSmithKline Biologicals S.A., dated August 5, 2009 (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009)++

10.18	Consulting Agreement between Nabi Biopharmaceuticals and Linda Jenckes dated August 1, 2009 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009)+

10.19	Employment Agreement between Nabi Biopharmaceuticals and Matthew W. Kalnik, Ph.D., dated March 17, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009)+

10.20	Change of Control Severance Agreement between Nabi Biopharmaceuticals and Matthew W. Kalnik, Ph.D., dated March 17, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009)+

10.21	Exclusive Option and License Agreement between Nabi Biopharmaceuticals and GlaxoSmithKline Biologicals S.A., dated November 13, 2009 (incorporated by reference to Annex A to our Definitive Proxy Statement dated February 4, 2010)++

23.	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

32.	Section 1350 Certification

+	Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.
++	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2, under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the Securities and Exchange Commission.
*	Filed herewith

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March 2011.

Nabi Biopharmaceuticals

By:	/S/ RAAFAT E.F. FAHIM, PH.D.
Raafat E.F. Fahim, Ph.D. Chief Executive Officer, President, Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/S/ RAAFAT E.F. FAHIM, PH.D.	Chief Executive Officer, President, Acting	March 8, 2011
Raafat E.F. Fahim, Ph.D.	Chief Financial Officer and Director

/S/ RONALD B. KOCAK	Controller and Chief Accounting Officer	March 8, 2011
Ronald B. Kocak

/S/ JASON ARYEH	Director	March 8, 2011
Jason Aryeh

/S/ DAVID L. CASTALDI	Director	March 8, 2011
David L. Castaldi

/S/ GEOFFREY F. COX, PH.D.	Non-executive Chairman of the Board of	March 8, 2011
Geoffrey F. Cox, Ph.D.	Directors

/S/ PETER B. DAVIS	Director	March 8, 2011
Peter B. Davis

/S/ RICHARD A. HARVEY, JR.	Director	March 8, 2011
Richard A. Harvey, Jr.

/S/ TIMOTHY LYNCH	Director	March 8, 2011
Timothy Lynch

Nabi Biopharmaceuticals

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FROM TOTAL OPERATIONS

(In thousands)

		Additions		Deductions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Charged Against Reserve	Other	Balance at End of Period
Year ended December 25, 2010:
Net deferred tax asset valuation allowance	$98,494	10,155	—	—	—	$108,649

Year ended December 26, 2009:
Net deferred tax asset valuation allowance	$86,634	11,860	—	—	—	$98,494

Year ended December 27, 2008:
Allowance for doubtful accounts	$11	—	—	(11)	—	$—
Inventory valuation allowance	$4,870	—	—	(4,870)	—	$—
Net deferred tax asset valuation allowance	$83,063	3,571	—	—	—	$86,634

Nabi Biopharmaceuticals

EXHIBIT INDEX

Exhibit No.	Description

23.	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification