Form 10-Q
period 2011-03-26
NABI BIOPHARMACEUTICALS
filed 2011-05-05
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at April 25, 2011, was 42,797,118 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 26, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$59,092	$53,564
Marketable securities	41,433	54,603
Receivables	6,479	1,030
Prepaid expenses and other current assets	860	829

Total current assets	107,864	110,026

Marketable securities	1,996	2,500
Property and equipment, net	339	597
Other assets	748	748

Total assets	$110,947	$113,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362	$552
Accrued expenses and other current liabilities	5,061	7,377
Deferred revenue	5,162	7,797
Liabilities of discontinued operations	2,207	2,207

Total current liabilities	12,792	17,933
Deferred revenue	34,737	35,368

Total liabilities	47,529	53,301

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,327	6,321
Capital in excess of par value	371,225	370,366
Treasury stock	(92,567)	(92,567)
Other comprehensive income (loss)	1	(3)
Accumulated deficit	(221,568)	(223,547)

Total stockholders’ equity	63,418	60,570

Total liabilities and stockholders’ equity	$110,947	$113,871

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 26, 2011	March 27, 2010
Revenue:
Revenue	$9,173	$13,741
Operating expenses:
Cost of services	625	670
Research and development expenses	5,335	5,910
General and administrative expenses	1,342	1,769

Operating income	1,871	5,392
Interest income	72	24
Interest expense	—	(142)
Other income (expense), net	37	206

Net income	$1,980	$5,480

Basic income per share	$0.05	$0.11
Diluted income per share	$0.05	$0.11

Basic weighted average shares outstanding	42,137	48,528
Diluted weighted average shares outstanding	42,246	48,814

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 26, 2011	March 27, 2010
Cash flow from operating activities:
Net income from continuing operations	$1,980	$5,480
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	65	120
Accretion of discount on convertible senior notes	—	91
Share-based compensation	570	434
Other	29	—
Changes in assets and liabilities:
Receivables	(5,450)	6,942
Prepaid expenses and other assets	(31)	306
Accounts payable, accrued expenses and other liabilities	(2,499)	92
Deferred revenue	(3,267)	35,177

Net cash provided by (used in) operating activities from continuing operations	(8,603)	48,642
Net cash used in operating activities from discontinued operations	—	(50)

Net cash provided by (used in) operating activities	(8,603)	48,592

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	13,836	49,127
Capital expenditures	—	(2)

Net cash provided by investing activities	13,836	49,125

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	295	124
Purchase of common stock for treasury	—	(9,644)

Net cash provided by (used in) financing activities	295	(9,520)

Net increase in cash and cash equivalents	5,528	88,197
Cash and cash equivalents at beginning of period	53,564	59,510

Cash and cash equivalents at end of period	$59,092	$147,707

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines for nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in this area.

In 2006, we initiated a strategic process to enhance shareholder value which resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010 we granted to GlaxoSmithKline Biologicals S.A. (GSK) (i) an option to exclusively license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property combined with GSK proprietary technology including GSK proprietary adjuvants.

Pursuant to the terms of this agreement, we received a $40 million initial payment and we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million initial payment, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of any next-generation nicotine vaccines.

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical which triggers the highly addictive pleasurable effects experienced by smokers and users of other nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine in the bloodstream. A nicotine molecule attached to specific antibodies is too large to cross the blood-brain barrier and thus is unable to reach the receptors in the brain, thereby reducing the pleasure experienced by the smoker making it easier to quit. Pre-clinical animal studies with NicVAX have shown that vaccination prevents the majority of nicotine from reaching the brain and blocks the pharmacological effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a Biologics License Application (BLA). In June 2009, we announced that we received Scientific Advice from the European Medicines Agency (EMA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA) to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine, confirming NicVAX as the first in class nicotine vaccine in smoking cessation. We completed enrollment in this trial in July 2010. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010.

In addition to our NicVAX development effort, we continue to help develop PentaStaph™ [Pentavalent S.aureus Vaccine] under contract for GSK. PentaStaph is a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus. In November 2009, we sold PentaStaph to GSK under an Asset Purchase Agreement (APA) for a total consideration of $46 million including a $20 million upfront payment and $26 million payable upon achievement of certain milestones, plus an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a Transition Services Agreement (TSA) to help GSK advance the program while in parallel transferring the technology to GSK. Accordingly, we are continuing to help develop PentaStaph under the TSA for GSK in collaboration with the U.S. military through a Phase I/II clinical trial of two PentaStaph antigens. GSK is reimbursing us for the cost of our services under the TSA. The final $5 million milestone was earned in the first quarter of 2011 and payment was received in April 2011.

NOTE 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 25, 2010, has been derived from audited consolidated financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 25, 2010, filed with the Securities and Exchange Commission.

Principles of consolidation and presentation: The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation. All of our wholly-owned subsidiaries are dormant or are otherwise non-operative. Our fiscal year ends on the last Saturday of December; consequently, we will have a 53-week fiscal year in 2011.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, receivables and accounts payable reflect approximate fair value as of March 26, 2011, and December 25, 2010, because of the relatively short-term maturity of these instruments.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, and government agency and FDIC backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at market value; unrealized gains and losses are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three months ended March 26, 2011. Our investment policies and procedures are reviewed periodically including by management and our audit committee to minimize credit risk.

Collaborative arrangements: We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of NicVAX. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Revenue recognition: Our revenue generating arrangements may include multiple elements and deliverables, including licenses, options, research and development activities, participation on joint steering committees and contract manufacturing, among other elements.

For arrangements entered into prior to December 26, 2010, when we determine that an element has stand-alone value to our customer, we allocate a portion of the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair value of any delivered element, we combine that element with undelivered elements as a single unit of accounting.

For arrangements entered into or materially modified after December 25, 2010, when we determine that an element has stand-alone value to our customer, we allocate a portion of the total contract price to that element based on its relative selling price, determined pursuant to a selling price hierarchy, and recognize revenue for that element according to its characteristics. We did not enter into or materially modify any revenue arrangements subsequent to December 25, 2010.

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committees related to the PentaStaph and NicVAX agreements are currently expected to operate for 20 months from the date of the agreement (or through June 2011) for PentaStaph, and for 190 months from the date of the agreement (or through December 2025) for NicVAX.

For milestones that are deemed substantive, we recognize the contingent revenue when: (i) the milestones have been achieved; (ii) no further performance obligations with respect to the milestones exist; and (iii) collection is reasonably assured. A milestone is considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations.

Payments for contractual services are recognized as revenue when earned, typically when the services are rendered.

We analyze cost reimbursable grants and contracts to determine whether we should report such reimbursements as revenue or as an offset to research and development expenses incurred.

Research and development expenses: Except for advance payments, which are recognized over the life of the contract, research and development costs are expensed as incurred. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. For the three months ended March 26, 2011, and March 27, 2010, we recorded approximately $0.3 million and $1.1 million, respectively, of cost reimbursements from government grants as a reduction to research and development expenses.

Share-based compensation: We account for share-based compensation at fair value; accordingly we expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost for stock options is determined at the grant date using an option pricing model; share-based compensation cost for restricted stock is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period.

Income taxes: We account for income taxes using the asset and liability approach, which requires the recognition of future tax benefits or liabilities on the temporary differences between the financial reporting and tax bases of our assets and liabilities. For interim periods, we recognize an income tax provision (benefit) based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. We consider discontinued operations for purposes of determining the amount of tax benefits that result from a loss from continuing operations.

Comprehensive income (loss): We calculate comprehensive income (loss) as the total of our net income (loss) and all other changes in equity (other than transactions with owners), including foreign currency translation adjustments and unrealized gains (losses) on our available-for-sale marketable securities.

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

For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common shareholders (as adjusted for interest expense in 2010 on our Convertible Senior Notes) by the weighted average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options and, in 2010, the common shares underlying our Convertible Senior Notes. The dilutive impact of potential common shares resulting from stock options is determined by applying the treasury stock method. The dilutive impact in 2010 of potential common shares resulting from our Convertible Senior Notes is determined by applying the “if converted” method.

The computation of diluted income per share for the quarters ended March 26, 2011, and March 27, 2010, differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment for shares related to stock options using the treasury stock method. A total of approximately 4.0 million and 3.4 million potential dilutive shares related to “out of the money” stock options has been excluded in the calculation of diluted net income per share for the three month period ended March 26, 2011, and March 27, 2010, respectively, as their inclusion would be anti-dilutive.

Segment information: We currently operate in a single business segment.

New accounting pronouncements: In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.

The Company adopted the provisions of ASU 2009-13 effective December 26, 2010, for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the quarter ended March 26, 2011 because we did not enter into or materially modify any revenue arrangements subsequent to December 26, 2010. We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the consideration earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

The Company adopted the provisions of ASU 2010-17 effective December 26, 2010, for milestones achieved on or after that date. Since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for the quarter ended March 26, 2011. We believe that the effect of adopting these standards on future periods will not be material.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale short-term investments by security classification as of March 26, 2011 and December 25, 2010, were as follows:

March 26, 2011 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Government-sponsored securities	$38,119	$8	$(9)	$38,118
Corporate debt securities	5,309	2	—	5,311

Total securities	$43,428	$10	$(9)	$43,429

December 25, 2010 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Government-sponsored securities	$50,943	$15	$(19)	$50,939
Corporate debt securities	6,163	1	—	6,164

Total securities	$57,106	$16	$(19)	$57,103

During the three months ended March 26, 2011 and March 27, 2010, we had no realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

The contractual maturities of available-for-sale investments by security classification as of March 26, 2011 and December 25, 2010, are as follows:

March 26, 2011 (In thousands)	Total	Less than 12 Months	12 Months or More

Government-sponsored securities	$38,118	$36,122	$1,996
Corporate debt securities	5,311	5,311	—

Total securities	$43,429	$41,433	$1,996

December 25, 2010 (In thousands)	Total	Less than 12 Months	12 Months or More

Government-sponsored securities	$50,939	$48,439	$2,500
Corporate debt securities	6,164	6,164	—

Total securities	$57,103	$54,603	$2,500

NOTE 4 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs. Our estimate of the remaining amounts due was approximately $1.5 million at March 26, 2011 and December 25, 2010, which are included in the amounts recorded as current liabilities from discontinued operations. We intend to pay these obligations as they are rebilled to us.

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

NOTE 5 INCOME TAXES

We file income tax returns in the U.S., with various states and foreign jurisdictions, and are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of March 26, 2011, we have recorded a valuation allowance against all of our deferred tax assets. For interim periods, we recognize a provision (benefit) for income taxes based on an estimated annual effective tax rate expected for the entire year. Based on our current projection, we expect our full year effective tax rate for 2011 to be 0%.

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

Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2004. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when used on returns filed in the future. Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2004 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2004. We are subject to foreign tax examinations by tax authorities for all years of operation.

NOTE 6 FAIR VALUE DISCLOSURES

We follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of our assets and liabilities. These tiers include: (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair market value at March 26, 2011 and December 25, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

March 26, 2011 (In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$59,092	$59,033	$59	$—

Government-sponsored enterprise securities	38,118	6,011	32,107	—

Corporate debt and other securities	5,311	3,613	1,698	—

Total	$102,521	$68,657	$33,864	$—

December 25, 2010 (In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$53,564	$50,564	$3,000	$—

Government-sponsored enterprise securities	50,939	6,021	44,918	—

Corporate debt and other securities	6,164	4,324	1,840	—

Total	$110,667	$60,909	$49,758	$—

NOTE 7 TREASURY STOCK

Since December 2007, our Board of Directors has approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. Since the inception of the program in December 2007, we have repurchased a total of 19.9 million shares for a total cost of $87.2 million, at an average price of $4.39 per share, leaving a balance of $27.8 million available for share repurchases under the current program. Repurchased shares have been accounted for as treasury stock using the cost method. In the first quarter of 2010, the Company purchased 1.8 million shares for $9.2 million at an average cost per share of $5.03. No shares were repurchased during the three months ended March 26, 2011.

NOTE 8 SHARE BASED COMPENSATION

A summary of option activity under our stock compensation plans as of March 26, 2011, and the changes during the first three months of 2011 is presented below:

Options	Number of Options
Outstanding at December 25, 2010	4,125,394
Granted	—
Exercised	(60,734)
Forfeited	—
Expired	—

Outstanding at March 26, 2011	4,064,660

Exercisable at March 26, 2011	2,876,608

A summary of our restricted stock awards as of March 26, 2011 and the changes during the first three months of 2011 is presented below:

Awards	Number of Awards
Nonvested at December 25, 2010	437,051
Granted	—
Vested	(24,638)
Forfeited	—

Nonvested at March 26, 2011	412,413

Share-based compensation expense for the three months ended March 26, 2011 and March 27, 2010, was $0.6 million and $0.4 million, respectively. We did not grant any stock options or restricted stock awards during the first three months of 2011.

NOTE 9 LICENSES AND ROYALTY ARRANGEMENTS

We have entered into licenses and royalty agreements for our products in development.

PentaStaph. In 2009, we sold our PentaStaph vaccine candidate and related assets to GSK for a total consideration of up to $47.5 million, including a $20 million upfront payment and $26 million payable upon achievement of certain milestones related to PentaStaph, plus an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Through March 26, 2011, we had completed all of the milestones, and we received the final $5 million milestone payment in April 2011.

We are recognizing the upfront payment from GSK ratably over the period of our participation on the PentaStaph joint steering committee. The joint steering committee is currently expected to continue in effect for 20 months from the date of the PentaStaph agreement, or through June 2011. We will recognize revenues related to the substantive milestones in the periods we accomplish them.

NicVAX. In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next-generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development, and sales milestone payments and other payments for NicVAX and follow-on nicotine vaccines. In total, these additional payments may exceed $460 million. We will also receive potentially double-digit royalties on global sales of NicVAX should GSK exercise its option, as well as royalties on global sales of next-generation nicotine vaccines utilizing intellectual property acquired from us. Under the terms of the agreement, we are responsible for the cost and performance of the Phase III development of NicVAX. Upon completion of the ongoing Phase III studies, if GSK exercises its option, GSK will take responsibility (including cost responsibilities) for further development and commercialization of NicVAX. In parallel and independent of whether it exercises its option to in-license NicVAX, GSK is developing a next-generation nicotine vaccine based on our intellectual property together with GSK’s own technology.

We are recognizing the upfront payment from GSK ratably over the period of our participation on the NicVAX joint steering committee. The joint steering committee is currently expected to continue in effect for 190 months from the date of the NicVAX agreement, or through December 2025. If GSK exercises its option, we will recognize any such option payment over the remaining period of the joint steering committee. We recognize revenues related to the substantive milestones in the periods we complete them.

Other. In November 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and $13 million in milestones to date. We also are entitled to additional contingent milestone payments of $2.5 million upon approval of a new indication for PhosLo as well as $5 million upon the first commercial sale of a new liquid formulation and royalties of up to $65 million on annual sales of the new formulation over a base amount of $32 million for 10 years after the closing date. In April 2011, we learned that the FDA has approved Phoslyra, a new liquid product formulation. Upon the first commercial sale of Phoslyra, we would be entitled to the milestone and royalties mentioned above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from our two Phase III clinical trials for NicVAX; GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to identify an alternative partner or to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to successfully contract with and obtain manufactured NicVAX product from contract manufacturing organizations; our ability to attract, retain and motivate key employees; our ability to collect any further milestones and royalty payments under the PhosLo agreement; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 26, 2011. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company focused on the development of vaccines for nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in this area.

In 2006, we initiated a strategic process to enhance shareholder value which resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Our sole remaining product currently in development is NicVAX, an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010 we granted to GSK (i) an option to exclusively license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property combined with GSK proprietary technology including GSK proprietary adjuvants.

Pursuant to the terms of this agreement, we received a $40 million initial payment and we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million initial payment, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. We are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of any next-generation nicotine vaccines.

The smoking cessation market is estimated to exceed $4 billion annually and is currently considered to be a largely unmet medical need. Nicotine is a non-immunogenic small molecule that, upon inhalation into the lungs, quickly passes into the bloodstream and subsequently reaches the brain by crossing the blood-brain barrier. Once in the brain, the nicotine binds to specific nicotine receptors resulting in the release of stimulants, such as dopamine, a chemical which triggers the highly addictive pleasurable effects experienced by smokers and users of other nicotine products. NicVAX is designed to stimulate the immune system to produce highly specific antibodies that bind to nicotine in the bloodstream. A nicotine molecule attached to specific antibodies is too large to cross the blood-brain barrier and thus is unable to reach the receptors in the brain thereby reducing the pleasure experienced by the smoker making it easier to quit. Pre-clinical animal studies with NicVAX have shown that vaccination prevents the majority of nicotine from reaching the brain and blocks the pharmacological effects of nicotine, including effects that can lead to addiction or can reinforce and maintain addiction.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the FDA on an SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a BLA. In June 2009, we announced that we received Scientific Advice from the EMA which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine, confirming NicVAX as the first in class nicotine vaccine in smoking cessation. We completed enrollment in this trial in July 2010. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010.

In addition to our NicVAX development effort, we continue to help develop PentaStaph under contract for GSK. PentaStaph is a new pentavalent vaccine designed to prevent S.aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S.aureus. In November 2009, we sold PentaStaph to GSK under an APA for a total consideration of $46 million including a $20 million upfront payment and $26 million payable upon achievement of certain milestones, plus an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. Under the APA, we agreed to a TSA to help GSK advance the program while in parallel transferring the technology to GSK. Accordingly, we are continuing to help develop PentaStaph under the TSA for GSK in collaboration with the U.S. military through a Phase I/II clinical trial of two PentaStaph antigens. GSK is reimbursing us for the cost of our services under the TSA. The final $5 million milestone was earned in the first quarter of 2011 and payment was received in April 2011.

FOR THE THREE MONTHS ENDED MARCH 26, 2011 AND MARCH 27, 2010

Revenue. Revenue reflects (i) the amortization of upfront fees received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the first quarter of 2011 of $9.2 million included $3.3 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, $5.0 million for a completed PentaStaph milestone, and $0.9 million for services under the PentaStaph and NicVAX agreements; total revenue in the first quarter of 2010 of $13.7 million included $4.8 million of deferred revenue amortization, $8.0 million of completed milestones, and $0.9 million for services under the TSA. The decrease in revenue from amortization of upfront fees resulted from a change made in the second quarter 2010 in the estimated completion date of the PentaStaph joint steering committee. Unless GSK exercises its NicVAX option in 2011, we expect our revenue for the remainder of 2011 to be significantly less than our revenue in 2010 as a result of the completion of our obligations under the PentaStaph agreement.

Cost of services. Cost of services was $0.6 million for the first three months of 2011 compared to $0.7 million for the first three months of 2010. These costs include internal labor, external contractors and allocated indirect costs. We expect these costs to decrease in 2011 as a result of completing the PentaStaph agreement with GSK.

Research and development expenses. Research and development expenses were $5.3 million for the first quarter of 2011 compared to $5.9 million for the first quarter of 2010. The decrease is due to a reduction in NicVAX manufacturing related activities in 2011. Research and development expenses in the remainder of 2011 are expected to remain consistent with 2010 levels.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services, were $1.3 million for the first quarter of 2011 compared to $1.8 million for the first quarter of 2010. The decrease of $0.5 million reflects our continued efforts to reduce overall expenses. We expect general and administrative expenses for the remainder of 2011 to remain consistent with 2010 levels.

Interest expense. Interest expense in 2010 consisted largely of interest expense associated with our Convertible Senior Notes. We repurchased the remaining balance of these notes in April 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 26, 2011 totaled $102.5 million compared to $110.7 million on December 25, 2010. The decline is primarily the result of our net cash used in operations.

Cash (used in) provided by operating activities from continuing operations was ($8.6) million and $48.6 million for the quarters ended March 26, 2011 and March 27, 2010, respectively. The decrease is primarily the result of a reduction in the amount of the closing and milestone payments received from GSK in the first quarter of 2011 compared to the first quarter of 2010.

We believe cash, cash equivalents and marketable securities on hand at March 26, 2011 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

New accounting pronouncements: In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.

The Company adopted the provisions of ASU 2009-13 effective December 26, 2010 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the quarter ended March 26, 2011 because we did not enter into or materially modify any revenue arrangement subsequent to December 26, 2010. We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the consideration earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

The Company adopted the provisions of ASU 2010-17 effective December 26, 2010 for milestones achieved on or after that date. Since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the quarter ended March 26, 2011. We believe that the effect of adopting these standards on future periods will not be material.

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

For arrangements entered into prior to December 26, 2010, when we determine that an element has stand-alone value to our customer, we allocate a portion of the total contract price to that element based on its objectively determined and relative fair value, and recognize revenue for that element according to its characteristics. When we cannot reliably and objectively determine fair value of any delivered element, we combine that element with undelivered elements as a single unit of accounting.

For arrangements entered into or materially modified after December 25, 2010, when we determine that an element has stand-alone value to our customer, we allocate a portion of the total contract price to that element based on its relative selling price, determined pursuant to a selling price hierarchy, and recognize revenue for that element according to its characteristics. We did not enter into or materially modify any revenue arrangements subsequent to December 25, 2010.

Accordingly, revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committees are currently expected to continue for 20 months from the date of the agreement (or through June 2011) for PentaStaph, and 190 months from the date of the agreement (or through December 2025) for NicVAX.

For milestones that are deemed substantive, we recognize the contingent revenue when: (i) the milestones have been achieved; (ii) no further performance obligations with respect to the milestones exist; and (iii) collection is reasonably assured. A milestone is considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and, (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations.

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

There have been no material changes to our market risk as described in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2010.

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

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement as of March 26, 2011, by and between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 22, 2011).

10.2	Amendment No. 1 to Change of Control Severance Agreement dated March 16, 2011 by and between Nabi Biopharmaceuticals and Matthew W. Kalnik, Ph.D. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 22, 2011).

10.3	Amendment No. 1 to Change of Control Severance Agreement dated March 16, 2011 by and between Nabi Biopharmaceuticals and Paul Kessler, M.D. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 22, 2011).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 5, 2011	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and Restated Employment Agreement as of March 16, 2011, by and between Nabi Biopharmaceuticals and Raafat E.F. Fahim, Ph.D. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 22, 2011).

10.2	Amendment No. 1 to Change of Control Severance Agreement dated March 16, 2011 by and between Nabi Biopharmaceuticals and Matthew W. Kalnik, Ph.D. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 22, 2011).

10.3	Amendment No. 1 to Change of Control Severance Agreement dated March 16, 2011 by and between Nabi Biopharmaceuticals and Paul Kessler, M.D. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 22, 2011).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.