Form 10-Q
period 2011-06-25
NABI BIOPHARMACEUTICALS
filed 2011-08-03
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at July 25, 2011, was 42,884,809 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 25, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$86,618	$53,564
Marketable securities	15,706	54,603
Receivables	726	1,030
Prepaid expenses and other current assets	1,873	829

Total current assets	104,923	110,026
Marketable securities	—	2,500
Property and equipment, net	295	597
Other assets	121	748

Total assets	$105,339	$113,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,189	$552
Accrued expenses and other current liabilities	5,615	7,377
Deferred revenue	2,526	7,797
Liabilities of discontinued operations	2,207	2,207

Total current liabilities	11,537	17,933
Deferred revenue	34,106	35,368

Total liabilities	45,643	53,301

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,355	6,321
Capital in excess of par value	372,071	370,366
Treasury stock	(92,567)	(92,567)
Other comprehensive income (loss)	3	(3)
Accumulated deficit	(226,166)	(223,547)

Total stockholders’ equity	59,696	60,570

Total liabilities and stockholders’ equity	$105,339	$113,871

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenue:
Revenue	$3,744	$4,849	$12,917	$18,590
Operating expenses:
Costs of services	549	615	1,174	1,285
Research and development expenses	6,456	6,525	11,791	12,435
General and administrative expenses	1,426	1,196	2,768	2,965

Operating income (loss)	(4,687)	(3,487)	(2,816)	1,905
Interest income	50	67	122	91
Interest expense	—	(45)	—	(187)
Other income (expense), net	38	59	75	265

Net income (loss)	$(4,599)	$(3,406)	$(2,619)	$2,074

Basic income (loss) per share	$(0.11)	$(0.08)	$(0.06)	$0.04
Diluted income (loss) per share	$(0.11)	$(0.08)	$(0.06)	$0.04

Basic weighted average shares outstanding	42,307	44,377	42,221	46,456
Diluted weighted average shares outstanding	42,307	44,377	42,221	46,691

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 25, 2011	June 26, 2010
Cash flow from operating activities:
Net income (loss) from continuing operations	$(2,619)	$2,074
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	110	220
Accretion of discount on convertible senior notes	—	99
Share-based compensation	1,215	1,102
Loss (gain) on sale of property and equipment	29	(4)
Changes in assets and liabilities:
Receivables	304	4,538
Prepaid expenses and other assets	(417)	240
Accounts payable, accrued expenses and other liabilities	(1,119)	1,509
Deferred revenue	(6,534)	31,252

Net cash provided by (used in) operating activities from continuing operations	(9,031)	41,030
Net cash used in operating activities from discontinued operations	—	(609)

Net cash provided by (used in) operating activities	(9,031)	40,421

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	52,035	64,516
Purchases of marketable securities	(10,632)	(90,560)
Proceeds from sales of property and equipment	158	50
Capital expenditures	(1)	(2)

Net cash provided by (used in) investing activities	41,560	(25,996)

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	525	412
Purchase of common stock for treasury	—	(35,843)
Repurchase of convertible senior notes	—	(6,050)

Net cash provided by (used in) financing activities	525	(41,481)

Net increase (decrease) in cash and cash equivalents	33,054	(27,056)
Cash and cash equivalents at beginning of period	53,564	59,510

Cash and cash equivalents at end of period	$86,618	$32,454

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

Pursuant to the terms of this agreement, we received a $40 million initial payment and we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million initial payment, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines, if GSK exercises the NicVAX option. We recently announced that the first of our two Phase III clinical trials for NicVAX failed to meet its primary endpoint (see further detail below), which reduces the likelihood that GSK will exercise its option. If GSK does not exercise its option but develops a next-generation candidate, our maximum possible milestones under the agreement would be reduced to $290 million. Under the agreement, we are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of any next-generation nicotine vaccines regardless of whether GSK exercises its option.

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

On July 18, 2011, we announced that NicVAX did not meet its primary endpoint in the first of our two confirmatory Phase III clinical trials. A preliminary assessment of the trial data showed that subjects treated with NicVAX quit smoking at a similar rate of approximately 11% compared to subjects who received placebo. As in previous trials, NicVAX was well-tolerated with a clinically acceptable safety and tolerability profile. The study was a double-blinded, placebo-controlled trial of 1,000 patients. The primary endpoint of the study was the abstinence rate for 16 weeks ending at 12 months. Abstinence was evaluated by self-reported cigarette consumption and biologically verified by exhaled carbon monoxide. Secondary endpoints included the abstinence rate at various time intervals, safety and immunogenicity, and the effect of NicVAX on withdrawal symptoms, cigarette consumption, smoking satisfaction and nicotine dependency. The results of our second confirmatory Phase III clinical trial, which has a similar design and conduct to the first trial, are expected near the end of this year or the beginning of 2012. As we await the results of the second Phase III trial, we are in the process of assessing the reasons for the disappointing results from the first trial. Data from the second trial may provide clues that could help explain the results from the first trial. In addition, our board of directors will consider all strategic alternative options to preserve shareholder value while management works to further reduce our operational expenses.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a Biologics License Application (BLA). In June 2009, we announced that we received Scientific Advice from the European Medicines Agency (EMA) which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA) to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine, confirming NicVAX as the first in class nicotine vaccine in smoking cessation. The disappointing results from this trial are discussed above. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010.

In addition to our NicVAX development effort, during the second quarter of 2011 we completed our work to help develop PentaStaph™ [Pentavalent S. aureus Vaccine] under contract with GSK. PentaStaph is a new pentavalent vaccine designed to prevent S. aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S. aureus. In November 2009, we sold PentaStaph to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million upfront payment and $26 million payable upon achievement of certain milestones. At the same time, we received an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. The final milestone of $5 million was earned in the first quarter of 2011 and we received payment in the second quarter.

NOTE 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In management’s opinion, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 25, 2010, has been derived from audited consolidated financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 25, 2010, filed with the Securities and Exchange Commission.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, receivables and accounts payable reflect approximate fair value as of June 25, 2011, and December 25, 2010, because of the relatively short-term maturity of these instruments.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, and government agency and FDIC backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at fair value; unrealized gains and losses are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the three and six months ended June 25, 2011. Our investment policies and procedures are reviewed periodically including by management and our audit committee to minimize credit risk.

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

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee related to the NicVAX agreement is currently expected to operate for 190 months from the date of the agreement (or through December 2025). Our efforts under the joint steering committee related to the PentaStaph agreement were completed in the second quarter of 2011; accordingly, we fully recognized the upfront payment related to the PentaStaph agreement.

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

Research and development expenses: Except for advance payments which are recognized over the life of the contract, research and development costs are expensed as incurred. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. For the three months ended June 25, 2011, there were no cost reimbursements from government grants to offset research and development expenses. For the three months ended June 26, 2010, we recorded approximately $3.4 million of cost reimbursements from government grants as a reduction to research and development expenses. For the six months ended June 25, 2011 and June 26, 2010, we recorded approximately $0.3 million and $4.5 million respectively, of cost reimbursements from government grants as a reduction to research and development expenses.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and six month periods ended June 25, 2011 and for the three-month period ended June 26, 2010. For the six-month period ended June 26, 2010, the computation of diluted income per share differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment for shares related to stock options using the treasury stock method. A total of approximately 4.0 million potential dilutive shares related to “out of the money” stock options have been excluded in the calculation of diluted net income per share for the six-month period ended June 26, 2010, as their inclusion would be anti-dilutive.

Segment information: We currently operate in a single business segment.

New accounting pronouncements: In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence are available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis.

The Company adopted the provisions of ASU 2009-13 effective December 26, 2010, for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the three- and six month periods ended June 25, 2011 because we did not enter into or materially modify any revenue arrangements subsequent to December 26, 2010. We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the consideration earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

The Company adopted the provisions of ASU 2010-17 effective December 26, 2010, for milestones achieved on or after that date. Since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for the three- and six month periods ended June 25, 2011. We believe that the effect of adopting these standards on future periods will not be material.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale short-term investments by security classification as of June 25, 2011 and December 25, 2010, were as follows:

June 25, 2011 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

US Treasury bills	$3,002	$1	$—	$3,003
Government-sponsored securities	9,267	2	—	9,269
Corporate debt securities	3,434	—	—	3,434

Total securities	$15,703	$3	$—	$15,706

December 25, 2010 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Government-sponsored securities	$50,943	$15	$(19)	$50,939
Corporate debt securities	6,163	1	—	6,164

Total securities	$57,106	$16	$(19)	$57,103

During the six months ended June 25, 2011 and June 26, 2010, we had no realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

The contractual maturities of available-for-sale investments by security classification as of June 25, 2011 and December 25, 2010, are as follows:

June 25, 2011 (In thousands)	Total	Less than 12 Months	12 Months or More

US Treasury bills	$3,003	$3,003	$—
Government-sponsored securities	9,269	9,269	—
Corporate debt securities	3,434	3,434	—

Total securities	$15,706	$15,706	$—

December 25, 2010 (In thousands)	Total	Less than 12 Months	12 Months or More

Government-sponsored securities	$50,939	$48,439	$2,500
Corporate debt securities	6,164	6,164	—

Total securities	$57,103	$54,603	$2,500

NOTE 4 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs. Our estimate of the remaining amounts due was approximately $1.5 million at June 25, 2011 and December 25, 2010, which are included in the amounts recorded as current liabilities from discontinued operations. We intend to pay these obligations as they are re-billed to us.

We have agreements with our employees that include certain cash payments and equity-based award modifications in the event of a termination of employment or a termination of employment subsequent to a change in control of the Company.

Litigation

We are parties to legal proceedings that we believe to be ordinary, routine litigation incidental to the business of present or former operations. It is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S., with various states and foreign jurisdictions, and are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of June 25, 2011, we have recorded a valuation allowance against all of our deferred tax assets. For interim periods, we recognize a provision (benefit) for income taxes based on an estimated annual effective tax rate expected for the entire year. Based on our current projection, we expect our annual effective tax rate for 2011 to be 0%.

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

In light of the recent results for the first NicVAX Phase III trial, there has been significant market activity with respect to our stock. As shareholders buy or sell Nabi stock, we periodically evaluate whether the Company has undergone an ownership change under Section 382 of the Internal Revenue Code and whether any of our net operating losses may be limited in the future. We intend to conduct such an analysis in the third quarter.

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

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair value at June 25, 2011 and December 25, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

We evaluate the types of securities in our investment portfolios to determine the proper classification in the fair value hierarchy based on trading activity and observable market inputs. For our Level 2 assets, we obtain one price for each security from an independent third-party valuation service provider, which uses quoted or other observable inputs for the determination of fair value. Our Level 2 assets are valued using a multi-dimensional pricing model that includes a variety of inputs including quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. As we are responsible for the determination of fair value, we review the values provided by the independent third-party valuation service provider for reasonableness, which could include reviewing other publicly available information.

June 25, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$86,618	$86,578	$40	$—

US Treasury bills	3,003	3,003	—	—
Government-sponsored enterprise securities	9,269	—	9,269	—

Corporate debt and other securities	3,434	2,030	1,404	—

Total	$102,324	$91,611	$10,713	$—

December 25, 2010		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$53,564	$50,564	$3,000	$—

Government-sponsored enterprise securities	50,939	6,021	44,918	—

Corporate debt and other securities	6,164	4,324	1,840	—

Total	$110,667	$60,909	$49,758	$—

NOTE 7 TREASURY STOCK

Our Board of Directors has approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. Since the inception of the program in December 2007, we have repurchased a total of 19.9 million shares for a total cost of $87.2 million, at an average price of $4.39 per share, leaving a balance of $27.8 million available for share repurchases under the current program. Repurchased shares have been accounted for as treasury stock using the cost method. In the first six months of 2010, we purchased 6.7 million shares for $36.4 million at an average cost per share of $5.47. No shares were repurchased during the six months ended June 25, 2011.

NOTE 8 SHARE BASED COMPENSATION

A summary of option activity under our stock compensation plans as of June 25, 2011, and the changes during the first six months of 2011 is presented below:

Options	Number of Options
Outstanding at December 25, 2010	4,125,394
Granted	850,350
Exercised	(112,819)
Forfeited	(6,911)
Expired	(73,483)

Outstanding at June 25, 2011	4,782,531

Exercisable at June 25, 2011	3,141,597

We granted options to purchase 850,350 shares at exercise prices ranging from $5.45 to $5.81 during the first six months of 2011, with an average fair value at the date of grant of $2.90. These grants become exercisable between one and four years after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We estimate our expected term to be between 4.5 and 7 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

We used a risk-free interest rate of 1.27%—2.47% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used expected volatility of 56.3%—71.3%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

We recognized approximately $0.4 million and $0.8 million of expense related to stock options in the three- and six month periods ended June 25, 2011, respectively.

A summary of our restricted stock awards as of June 25, 2011 and the changes during the first six months of 2011 is presented below:

Awards	Number of Awards
Nonvested at December 25, 2010	437,051
Granted	226,268
Vested	(149,815)
Forfeited	(613)

Nonvested at June 25, 2011	512,891

We recognized approximately $0.2 million and $0.4 million of expense related to restricted stock awards in the three- and six month periods ended June 25, 2011. During the first six months of 2011, we granted 226,268 restricted shares with a calculated average fair value of $5.81, which vest over four years in equal installments after the date of the grant.

NOTE 9 LICENSES AND ROYALTY ARRANGEMENTS

We have entered into licenses and royalty agreements for our products in development.

PentaStaph: In 2009, we sold our PentaStaph vaccine candidate and related assets to GSK for a total consideration of up to $46 million, including a $20 million upfront payment and $26 million payable upon achievement of certain milestones related to PentaStaph. At the same time, we received an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for the transfer of certain specified materials. We have completed all of the milestones and we received the final $5 million milestone payment in April 2011. We recognized the upfront payment from GSK ratably over the period of our participation on the PentaStaph joint steering committee, which ended in the second quarter of 2011.

NicVAX: In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next-generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development, and sales milestone payments and other payments for NicVAX and follow-on nicotine vaccines. In total, these additional payments may exceed $460 million, if GSK exercises the NicVAX option. We recently announced that the first of our two Phase III clinical trials for NicVAX failed to meet its primary endpoint, which reduces the likelihood that GSK will exercise its option. If GSK does not exercise its option but develops a next-generation candidate, our maximum possible milestones under the agreement would be reduced to $290 million. Under the agreement, we are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option, as well as royalties on global sales of next-generation nicotine vaccines utilizing intellectual property acquired from us regardless of whether GSK exercises its option. Under the terms of the agreement, we are responsible for the cost and performance of the Phase III development of NicVAX. Upon completion of the ongoing Phase III studies, if GSK exercises its option, GSK will take responsibility (including cost responsibilities) for further development and commercialization of NicVAX. In parallel and independent of whether it exercises its option to in-license NicVAX, GSK is developing a next-generation nicotine vaccine based on our intellectual property together with GSK’s own technology.

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

Other: In November 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and $13 million in milestones to date. We also are entitled to additional contingent milestone payments of $2.5 million upon approval of a new indication for PhosLo as well as $5 million upon first commercial sale of a new liquid formulation and royalties of up to $64.5 million on annual sales of the new formulation over a base amount of $32 million for 10 years after the November 14, 2006 closing date. In April 2011, we learned that the FDA had approved Phoslyra, a new liquid product formulation. Upon the first commercial sale of Phoslyra, we will be entitled to the milestone and royalties mentioned above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from the second of our two Phase III clinical trials for NicVAX (our first Phase III clinical trial failed to meet its primary endpoint); GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to identify an alternative partner or to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to successfully contract with and obtain manufactured NicVAX product from contract manufacturing organizations; our ability to attract, retain and motivate key employees; our ability to collect any further milestones and royalty payments under the PhosLo agreement; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three- and six month periods ended June 25, 2011. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

Pursuant to the terms of this agreement, we received a $40 million initial payment and we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million initial payment, we may receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines, if GSK exercises the NicVAX option. We recently announced that the first of two Phase III clinical trials failed to meet its primary endpoint (see further detail below), which reduces the likelihood that GSK will exercise its option. If GSK does not exercise its option but develops the next-generation candidate, our maximum possible milestones under the agreement would be reduced to $290 million. Under the agreement, we are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of any next-generation nicotine vaccines regardless of whether GSK exercises its option.

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

On July 18, 2011, we announced that NicVAX did not meet its primary endpoint in the first of our two confirmatory Phase III clinical trials. A preliminary assessment of the trial data showed that subjects treated with NicVAX quit smoking at a similar rate of approximately 11% compared to subjects who received placebo. As in previous trials, NicVAX was well-tolerated with a clinically acceptable safety and tolerability profile. The study was a double-blinded, placebo-controlled trial of 1,000 patients. The primary endpoint of the study was the abstinence rate for 16 weeks ending at 12 months. Abstinence was evaluated by self-reported cigarette consumption and biologically verified by exhaled carbon monoxide. Secondary endpoints included the abstinence rate at various time intervals, safety and immunogenicity, and the effect of NicVAX on withdrawal symptoms, cigarette consumption, smoking satisfaction and nicotine dependency. The results of our second confirmatory Phase III clinical trial, which has a similar design and conduct as the first trial, are expected near the end of this year or the beginning of 2012. As we await the results of the second Phase III trial, we are in the process of assessing the reasons for the disappointing results in the first Phase III trial. Data from this second trial may provide clues that could help explain the results from the first trial. In addition, our board of directors will consider all strategic alternative options to preserve shareholder value while management works to further reduce our operational expenses.

In November 2007, we announced the successful completion of a Phase IIb “proof-of-concept” clinical trial for NicVAX that demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX as compared with subjects injected with placebo. In October 2008, we announced the results of a Phase II dose schedule optimization immunogenicity study assessing the antibody response and the safety of a six-dose immunization schedule. This study showed that significantly higher antibody levels can be generated earlier in a higher percentage of subjects than in previous studies and that the revised dose regimen continued to be well tolerated. These key results have confirmed the basis of our design for the NicVAX Phase III trials. In December 2008, we announced that we reached an agreement with the FDA on an SPA for the pivotal Phase III clinical trials for NicVAX. The SPA forms the foundation to support approval of a BLA. In June 2009, we announced that we received Scientific Advice from the EMA which is well aligned with our SPA agreement with the FDA regarding the design of the trial. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine, confirming NicVAX as the first in class nicotine vaccine in smoking cessation. We completed enrollment in this trial in July 2010. In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010. As indicated above, on July 18, 2011, we announced that NicVAX did not meet its primary endpoint in the first of our two confirmatory Phase III clinical trials.

In addition to our NicVAX development effort, during the second quarter of 2011 we completed our work to help develop PentaStaph under contract with GSK. PentaStaph is a new pentavalent vaccine designed to prevent S. aureus infections including those infections caused by the most dangerous antibiotic-resistant strains of S. aureus. In November 2009, we sold PentaStaph to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million upfront payment and $26 million payable upon achievement of certain milestones. At the same time, we received an additional $1 million for the sale of our Staphylococcus epidermidis vaccine program and an additional $0.5 million for transfer of certain specified materials. The final milestone of $5 million was earned in the first quarter of 2011 and we received payment in the second quarter.

FOR THE THREE MONTHS ENDED JUNE 25, 2011 AND JUNE 26, 2010

Revenue: Revenue reflects (i) the amortization of upfront fees received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the second quarter of 2011 of $3.7 million included $3.2 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, and $0.5 million for services under the PentaStaph and NicVAX agreements. Total revenue in the second quarter of 2010 of $4.8 million included $3.9 million of deferred revenue amortization, $0.9 million for services under the PentaStaph Agreement. The decrease in revenue from amortization of upfront fees resulted from a change made in the second quarter of 2010 to extend the estimated completion date of the PentaStaph joint steering committee. We expect our revenue for the remainder of 2011 to be significantly less than our revenue in 2010 as a result of the completion of our obligations under the PentaStaph agreement.

Cost of services: Cost of services was $0.5 million for the second quarter of 2011 compared to $0.6 million for the second quarter of 2010. These costs include internal labor, external contractors and allocated indirect costs. We expect these costs to decrease in the second half of 2011 as a result of completing the PentaStaph agreement with GSK.

Research and development expenses: Research and development expenses were $6.5 million for the second quarter of 2011 and 2010. In light of the recent results of the first NicVAX Phase III trial, research and development expenses for the remainder of 2011 are expected to decline from the 2010 levels.

General and administrative expenses: General and administrative expenses, after an allocation of a portion of these expenses to cost of services and research and development expenses, were $1.4 million for the second quarter of 2011 compared to $1.2 million for the second quarter of 2010. In light of the recent results of the first NicVAX Phase III trial, we expect general and administrative expenses for the remainder of 2011 to decline slightly compared to the 2010 levels.

Interest expense: We recorded no interest expense for the second quarter of 2011. Interest expense in 2010 consisted largely of interest expense associated with our Convertible Senior Notes. We repurchased the remaining balance of these notes in April 2010.

FOR THE SIX MONTHS ENDED JUNE 25, 2011 AND JUNE 26, 2010

Revenue: Revenue reflects (i) the amortization of upfront fees received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the first six months of 2011 of $12.9 million included $6.5 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, $5.0 million for a completed PentaStaph milestone, and $1.4 million for services under the PentaStaph and NicVAX agreements. Total revenue in the first six months of 2010 of $18.6 million included $8.8 million of deferred revenue amortization, $8.0 million of completed milestones, and $1.8 million for services under the PentaStaph Agreement. The decrease in revenue from amortization of upfront fees resulted from a change made in the second quarter of 2010 in the estimated completion date of the PentaStaph joint steering committee. We expect our revenue for the remainder of 2011 to be significantly less than our revenue in 2010 as a result of the completion of our obligations under the PentaStaph agreement.

Cost of services: Cost of services was $1.2 million for the first six months of 2011 compared to $1.3 million for the first six months of 2010. These costs include internal labor, external contractors and allocated indirect costs. We expect these costs to decrease in the second half of 2011 as a result of completing the PentaStaph agreement with GSK.

Research and development expenses: Research and development expenses were $11.8 million for the first half of 2011 compared to $12.4 million for the first half of 2010. The decrease is due to a reduction in NicVAX manufacturing related activities in 2011. In light of the recent results of the first NicVAX Phase III trial, research and development expenses for the remainder of 2011 are expected to decline from the 2010 levels.

General and administrative expenses: General and administrative expenses, after an allocation of a portion of these expenses to cost of services and research and development expenses, were $2.8 million for the first half of 2011 compared to $3.0 million for the first half of 2010. In light of the recent results of the first NicVAX Phase III trial, we expect general and administrative expenses for the remainder of 2011 to decline slightly compared to the 2010 levels.

Interest expense: We recorded no interest expense for the second quarter of 2011. Interest expense in 2010 consisted largely of interest expense associated with our Convertible Senior Notes. We repurchased the remaining balance of these notes in April 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 25, 2011 totaled $102.3 million compared to $110.7 million on December 25, 2010. The decline is primarily the result of our net cash used in operations.

Cash (used in) provided by operating activities was ($9.0) million and $40.4 million for the six months ended June 25, 2011, and June 26, 2010, respectively. The decrease is primarily the result of a reduction in the amount of the payments received from GSK in the first half of 2011 compared to the first half of 2010.

We believe cash, cash equivalents and marketable securities on hand at June 25, 2011 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

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

The Company adopted the provisions of ASU 2009-13 effective December 26, 2010 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the six months ended June 25, 2011 because we did not enter into or materially modify any revenue arrangement subsequent to December 26, 2010. We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the consideration earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

The Company adopted the provisions of ASU 2010-17 effective December 26, 2010 for milestones achieved on or after that date. Since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the six months ended June 25, 2011. We believe that the effect of adopting these standards on future periods will not be material.

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

Accordingly, revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee related to the NicVAX agreement is currently expected to operate for 190 months from the date of the agreement (or through December 2025). The joint steering committee related to the PentaStaph agreement ended in the second quarter of 2011.

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

The first two risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010 have changed materially and are restated as follows:

Our remaining product candidate has had an unfavorable result from its first Phase III clinical trial. This has had and likely will continue to have a material adverse effect on us particularly if the results from our second Phase III trial for NicVAX are negative.

Our remaining product candidate, NicVAX, did not meet the primary endpoint in the first of its two confirmatory Phase III clinical trials. This unfavorable clinical trial result likely will adversely affect our ability to commercialize and obtain FDA licensure of NicVAX and GSK’s interest in exercising its NicVAX option and could adversely affect GSK’s interest in developing a next-generation candidate under our exclusive license and option agreement with GSK, either or both of which will adversely affect our future business, market valuation, financial condition and results of operations. Results from our second Phase III clinical trial for NicVAX, which has a similar design and conduct to the first trial are expected near the end of the year or in early 2012. Negative results from this second Phase III clinical trial will have a material adverse affect on our future business, market valuation, financial condition and results of operations.

Item 6.	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 25, 2011 (unaudited), and December 25, 2010 (audited), (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 25, 2011, and June 26, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 25, 2011, and June 26, 2010 and (iv) related notes.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 3, 2011	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 25, 2011 (unaudited), and December 25, 2010 (audited), (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 25, 2011, and June 26, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 25, 2011, and June 26, 2010 and (iv) related notes.

*	Furnished herewith.