Form 10-Q
period 2011-09-24
NABI BIOPHARMACEUTICALS
filed 2011-11-02
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at October 24, 2011, was 42,884,809 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 24, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$92,948	$53,564
Marketable securities	9,065	54,603
Receivables	891	1,030
Prepaid expenses and other current assets	873	829

Total current assets	103,777	110,026
Marketable securities	—	2,500
Property and equipment, net	274	597
Other assets	—	748

Total assets	$104,051	$113,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$983	$552
Accrued expenses and other current liabilities	4,564	7,377
Deferred revenue	2,526	7,797
Liabilities of discontinued operations	1,817	2,207

Total current liabilities	9,890	17,933
Deferred revenue	33,474	35,368

Total liabilities	43,364	53,301

Stockholders’ equity:
Series A Junior participating preferred stock	—	—
Common stock	6,358	6,321
Capital in excess of par value	372,985	370,366
Treasury stock	(92,567)	(92,567)
Other comprehensive loss	(1)	(3)
Accumulated deficit	(226,088)	(223,547)

Total stockholders’ equity	60,687	60,570

Total liabilities and stockholders’ equity	$104,051	$113,871

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Revenue:
Revenue	$1,086	$12,335	$14,003	$30,925
Operating expenses:
Costs of services	344	843	1,518	2,128
Research and development expenses	4,388	6,801	16,179	19,236
General and administrative expenses	1,291	1,415	4,059	4,380

Total operating expenses	6,023	9,059	21,756	25,744

Operating income (loss)	(4,937)	3,276	(7,753)	5,181
Interest income	32	75	154	166
Interest expense	—	(13)	—	(200)
Other income (expense), net	(17)	32	58	297

Income (loss) from continuing operations before income taxes	(4,922)	3,370	(7,541)	5,444
Benefit from income taxes	2,018	1,765	2,018	1,765

Income (loss) from continuing operations	(2,904)	5,135	(5,523)	7,209
Income from discontinued operations, (net of tax provision of $2.0 million)	2,982	—	2,982	—

Net income (loss)	$78	$5,135	$(2,541)	$7,209

Basic income (loss) per share
Continuing operations	$(0.07)	$0.12	$(0.13)	$0.16
Discontinued operations	$0.07	$—	$0.07	$—

Diluted income (loss) per share
Continuing operations	$(0.07)	$0.12	$(0.13)	$0.16
Discontinued operations	$0.07	$—	$0.07	$—

Basic weighted average shares outstanding	42,397	42,356	42,269	45,084
Diluted weighted average shares outstanding	42,397	42,538	42,269	45,304

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 24, 2011	September 25, 2010

Cash flow from operating activities:
Net income (loss) from continuing operations	$(5,523)	$7,209
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	130	302
Non-cash intra-period tax allocation	(2,018)	—
Accretion of discount on convertible senior notes	—	99
Share-based compensation	2,011	1,895
Loss (gain) on sale of property and equipment	29	(4)
Changes in assets and liabilities:
Receivables	139	5,135
Prepaid expenses and other assets	704	(1,485)
Accounts payable, accrued expenses and other liabilities	(2,375)	952
Deferred revenue	(7,165)	27,985

Net cash provided by (used in) operating activities from continuing operations	(14,068)	42,088

Net cash used in operating activities from discontinued operations	(391)	(609)

Net cash provided by (used in) operating activities	(14,459)	41,479

Cash flow from investing activities:
Proceeds from maturities of marketable securities	59,680	103,615
Purchases of marketable securities	(11,640)	(118,966)
Proceeds from sales of property and equipment	158	50
Capital expenditures	(1)	(3)

Net cash provided by (used in) investing activities from continuing operations	48,197	(15,304)

Net cash provided by investing activities from discontinued operations	5,000	—

Net cash provided by (used in) investing activities	53,197	(15,304)

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	646	413
Purchase of common stock for treasury	—	(42,768)
Repurchase of convertible senior notes	—	(6,050)

Net cash provided by (used in) financing activities	646	(48,405)

Net increase (decrease) in cash and cash equivalents	39,384	(22,230)
Cash and cash equivalents at beginning of period	53,564	59,510

Cash and cash equivalents at end of period	$92,948	$37,280

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company mainly focused on the development of vaccines for nicotine addiction. We leverage our experience and knowledge in powering the human immune system to target serious unmet medical needs in this area.

In 2006, we initiated a strategic process to enhance shareholder value which resulted in the sale, licensure or grant of an option to acquire all of our marketed products and major pipeline products. Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. In the first quarter of 2010, we granted to GlaxoSmithKline Biologicals S.A. (GSK) (i) an option to exclusively license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property combined with GSK proprietary technology including GSK proprietary adjuvants.

Pursuant to the terms of this agreement, we received a $40 million initial payment and we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million initial payment, if GSK exercises the NicVAX option we could receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. If GSK does not exercise its option but develops the next-generation candidate, our maximum possible milestones under the agreement would be reduced to $290 million. Under the agreement, we are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of any next-generation nicotine vaccines regardless of whether GSK exercises its option. In the third quarter of 2011 we announced that the first of our two Phase III clinical trials failed to meet its primary endpoint (see further detail below), which reduces the likelihood that GSK will exercise its option.

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

On July 18, 2011, we announced that NicVAX did not meet its primary endpoint in the first of our two confirmatory Phase III clinical trials. A preliminary assessment of the trial data showed that subjects treated with NicVAX quit smoking at a similar rate of approximately 11% compared to subjects who received placebo. As in previous trials, NicVAX was well-tolerated with a clinically acceptable safety and tolerability profile. The study was a double-blinded, placebo-controlled trial which enrolled approximately 1,000 subjects. The primary endpoint of the study was the abstinence rate for 16 weeks ending at 12 months. Abstinence was evaluated by self-reported cigarette consumption and biologically verified by exhaled carbon monoxide. Secondary endpoints included the abstinence rate at various time intervals, safety and immunogenicity, and the effect of NicVAX on withdrawal symptoms, cigarette consumption, smoking satisfaction and nicotine dependency. Further post-hoc analysis of the data indicated that subjects with higher anti-nicotine antibodies quit smoking for 36 weeks (from weeks 17 to 52) at a significantly greater rate than placebo, consistent with earlier finding from the Phase IIb proof-of-concept. These sub-population associations await confirmation in the second Phase III trial.

In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010. The results of this second Phase III clinical trial, which has a similar design and conduct to the first trial are expected before the end of this year. Data from this second trial may provide clues that could help explain the results from the first trial.

The results of the first Phase III trial were unexpected in view of the encouraging data from our Phase IIb proof-of-concept announced in November 2007. The Phase IIb study demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX who had the highest immune response (top 30%) as compared with subjects injected with placebo. In December 2008, we announced that we reached an agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the pivotal Phase III clinical trials for NicVAX and in June 2009, we announced that we received Scientific Advice from the European Medicines Agency (EMA). In September 2009, we announced that we received a $10 million grant from the National Institute on Drug Abuse (NIDA) to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine. The results from this trial are discussed above.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, receivables and accounts payable reflect approximate fair value as of September 24, 2011, and December 25, 2010, because of the relatively short-term nature of these instruments.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, and government agency and FDIC backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at fair value; unrealized gains and losses are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and identified no “permanent” or “other than temporary” impairment during the three and nine months ended September 24, 2011. Our investment policies and procedures are reviewed periodically including by management and our audit committee to minimize credit risk.

Collaborative arrangements: We are an active participant with exposure to significant risks and rewards of commercialization relating to the development of NicVAX and future generation nicotine vaccines based on NicVAX technology. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

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

Revenue consists of license fees, milestone payments, and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee related to the NicVAX agreement is currently expected to operate for 190 months from the date of the agreement (or through December 2025). Our efforts under the joint steering committee related to the PentaStaph agreement were completed in the second quarter of 2011; accordingly, we have fully recognized the upfront payment related to the PentaStaph agreement.

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

Research and development expenses: Except for advance payments which are recognized over the life of the contract, research and development costs are expensed as incurred. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. For the three months ended September 24, 2011, there were no cost reimbursements from government grants to offset research and development expenses. For the three months ended September 25, 2010, we recorded approximately $2.7 million of cost reimbursements from government grants as a reduction to research and development expenses. For the nine months ended September 24, 2011 and September 25, 2010, we recorded approximately $0.3 million and $7.2 million respectively, of cost reimbursements from government grants as a reduction to research and development expenses.

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

For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the nine month period ended September 24, 2011. For the three month period ended September 24, 2011 and for the three- and nine month periods ended September 25, 2010, the computation of diluted income per share differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment for shares related to stock options using the treasury stock method. A total of approximately 4.5 million, 4.0 million and 4.0 million potential dilutive shares related to “out of the money” stock options have been excluded in the calculation of diluted net income per share for the three month period ending September 24, 2011 and for the three- and nine month periods ended September 25, 2010, respectively, as their inclusion would be anti-dilutive.

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

The Company adopted the provisions of ASU 2009-13 effective December 26, 2010, for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the three- and nine month periods ended September 24, 2011 because we did not enter into or materially modify any revenue arrangements subsequent to December 26, 2010. We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

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

The Company adopted the provisions of ASU 2010-17 effective December 26, 2010, for milestones achieved on or after that date. Since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for the three- and nine month periods ended September 24, 2011. We believe that the effect of adopting these standards on future periods will not be material.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale short-term investments by security classification as of September 24, 2011 and December 25, 2010, were as follows:

September 24, 2011 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Government-sponsored securities	$5,186	$—	$(1)	$5,185
Corporate debt securities	3,880	—	—	3,880

Total securities	$9,066	$—	$(1)	$9,065

December 25, 2010 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Government-sponsored securities	$50,943	$15	$(19)	$50,939
Corporate debt securities	6,163	1	—	6,164

Total securities	$57,106	$16	$(19)	$57,103

During the nine months ended September 24, 2011 and September 25, 2010, we had no realized gains (losses) on sales of available-for-sale securities. Gains and losses on available-for-sale securities are based on the specific identification method.

The contractual maturities of available-for-sale investments by security classification as of September 24, 2011 and December 25, 2010, are as follows:

September 24, 2011 (In thousands)	Total	Less than 12 Months	12 Months or More

Government-sponsored securities	$5,185	$5,185	$—
Corporate debt securities	3,880	3,880	—

Total securities	$9,065	$9,065	$—

December 25, 2010 (In thousands)	Total	Less than 12 Months	12 Months or More

Government-sponsored securities	$50,939	$48,439	$2,500
Corporate debt securities	6,164	6,164	—

Total securities	$57,103	$54,603	$2,500

NOTE 4 COMMITMENTS AND CONTINGENCIES

During 2006, we engaged an outside consultant to assess our pricing programs under Medicare/Medicaid and other governmental pricing programs during the period from 2002 through the second quarter of 2006. In connection with this review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs. Our estimate of the remaining amounts due was approximately $1.1 million at September 24, 2011 and $1.5 million at December 25, 2010, which are included in the amounts recorded as current liabilities from discontinued operations. We intend to pay these obligations as they are re-billed to us.

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

NOTE 5 INCOME TAXES

We file income tax returns in the U.S., with various states and foreign jurisdictions, and are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of September 24, 2011, we have recorded a valuation allowance against all of our deferred tax assets. For interim periods, we recognize a provision (benefit) for income taxes based on an estimated annual effective tax rate expected for the entire year. Based on our current projection, we expect our annual effective tax rate for 2011 to be 0%.

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

At December 25, 2010, we had net U.S. Federal operating loss carry-forwards of approximately $138 million that we can use in certain circumstances to offset future U.S. taxable income. Pursuant to Section 382 of the Internal Revenue Code, the Company’s use of the operating loss carry-forwards for U.S. federal income tax purposes may be limited in any given year as a result of certain changes in the Company’s ownership, including significant increases in ownership by the Company’s 5-percent shareholders. While the company believes that its operating loss carry-forwards as of September 24, 2011 are not limited under section 382, significant changes in ownership in the future may limit such usage. In August 2011, in an effort to protect the use of its operating loss carry-forwards, the Company adopted a “NOL” Rights Agreement that discourages significant changes in ownership of the Company’s stock that might limit the use of our operating loss carry-forwards, as further discussed in Note 9.

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

All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair value at September 24, 2011 and December 25, 2010. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy. The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy and the fair values are based on period-end statements supplied by the various banks and brokers. The majority of our funds were deposited in institutional money market mutual funds with the remainder held in regular interest bearing and non-interest bearing depository accounts with commercial banks.

The inputs used in measuring the fair value of our available-for-sale marketable securities are considered to be Level 2 in accordance with the three-tier fair value hierarchy. These securities are valued using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. To assess the fair value of these securities, we obtain fair values from an independent third-party valuation service provider. As we are responsible for the determination of fair value, we review the values provided by the independent third-party valuation service provider for reasonableness, which could include reviewing other publicly available information.

September 24, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$92,948	$92,948	$—	$—

Government-sponsored enterprise securities	5,185	—	5,185	—

Corporate debt and other securities	3,880	2,733	1,147	—

Total	102,013	95,681	6,332	—

December 25, 2010		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$53,564	$50,564	$3,000	$—

Government-sponsored enterprise securities	50,939	6,021	44,918	—

Corporate debt and other securities	6,164	4,324	1,840	—

Total	$110,667	$60,909	$49,758	$—

NOTE 7 TREASURY STOCK

Our Board of Directors has approved the buyback of up to $115 million of our common stock in the open market or in privately negotiated transactions. Since the inception of the program in December 2007, we have repurchased a total of 19.9 million shares for a total cost of $87.2 million, at an average price of $4.39 per share, leaving a balance of $27.8 million available for share repurchases under the current program. Repurchased shares have been accounted for as treasury stock using the cost method. In the first nine months of 2010, we purchased 7.8 million shares for $42.3 million at an average cost per share of $5.45. No shares were repurchased during the nine months ended September 24, 2011.

NOTE 8 SHARE BASED COMPENSATION

A summary of option activity under our stock compensation plans as of September 24, 2011, and the changes during the first nine months of 2011 is presented below:

Options	Number of Options
Outstanding at December 25, 2010	4,125,394
Granted	850,350
Exercised	(144,788)
Forfeited	(210,055)
Expired	(110,202)

Outstanding at September 24, 2011	4,510,699

Exercisable at September 24, 2011	3,121,284

We granted options to purchase 850,350 shares at exercise prices ranging from $5.45 to $5.81 during the first nine months of 2011, with an average fair value at the date of grant of $2.90. These grants become exercisable between one and four years after the date of grant. We estimate the fair value of each stock option on the date of grant using a Black-Scholes option-pricing formula, applying the following assumptions and amortize expense over the option’s vesting period using the straight-line attribution approach:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the historical experience of our employees. We estimate our expected term to be between 4.5 and 7 years.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in the assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. We used a risk-free interest rate of 1.27% - 2.47% per annum.

Expected Volatility: The volatility factor used in the assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award. We used expected volatility of 56.3% - 71.3%.

Expected Dividend Yield: We do not intend to pay dividends on common stock for the foreseeable future. Accordingly, we used a dividend yield of zero in the assumptions.

We recognized approximately $0.3 million and $1.1 million of expense related to stock options in the three- and nine month periods ended September 24, 2011, respectively.

A summary of our restricted stock awards as of September 24, 2011 and the changes during the first nine months of 2011 is presented below:

Awards	Number of Awards
Nonvested at December 25, 2010	437,051
Granted	226,268
Vested	(225,252)
Forfeited	(613)

Nonvested at September 24, 2011	437,454

We recognized approximately $0.5 million and $0.9 million of expense related to restricted stock awards in the three- and nine month periods ended September 24, 2011, respectively. During the three month period ended September 24, 2011, 72,012 awards were accelerated as result of a reduction in force in order to reduce costs. During the first nine months of 2011, we granted 226,268 restricted shares with a calculated average fair value of $5.81, which vest over four years in equal installments after the date of the grant.

NOTE 9 NOL RIGHTS AGREEMENT

On August 25, 2011, our Board of Directors adopted a stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, as rights agent, in an effort to prevent an “ownership change” under Section 382 from occurring and thereby protect the value of our net operating losses. The Rights Agreement serves the interests of all stockholders by seeking to protect the use of our deferred tax assets to offset future tax liabilities. Under the Rights Agreement, the Board of Directors declared a non-taxable dividend of one preferred share purchase right for each outstanding share of common stock to be distributed to stockholders of record on August 25, 2011. These rights will become active if triggered under the Rights Agreement. If any person or group acquires 4.99 percent or more of the outstanding shares of common stock, the rights under the Rights Agreement would be triggered resulting in significant dilution in the ownership interest of such person or group in Nabi stock. Stockholders who currently beneficially own 4.99 percent or more of the outstanding shares of common stock would not trigger the preferred share purchase rights unless they acquire additional shares. The Rights Agreement has a three-year term and will be reviewed periodically by a committee of the Board to assess whether the agreement should be maintained.

NOTE 10 LICENSES AND ROYALTY ARRANGEMENTS

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

NicVAX: In 2010, we entered into an exclusive worldwide option and licensing agreement with GSK for our NicVAX vaccine candidate, and the development of follow-on next-generation nicotine vaccine candidates. Under the terms of the agreement, GSK paid us an upfront non-refundable fee of $40 million for (i) an option to exclusively in-license NicVAX on a worldwide basis and (ii) a license to develop follow-on next-generation nicotine vaccines using our intellectual property. In addition to the upfront payment, we are eligible to receive option fees as well as regulatory, development, and sales milestone payments and other payments for NicVAX and follow-on nicotine vaccines. In total, these additional payments may exceed $460 million if GSK exercises the NicVAX option. If GSK does not exercise its option but develops a next-generation candidate, our maximum possible milestones under the agreement would be reduced to $290 million. Under the agreement, we are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option, as well as royalties on global sales of next-generation nicotine vaccines utilizing intellectual property acquired from us regardless of whether GSK exercises its option. In the third quarter we announced that the first of our two Phase III clinical trials failed to meet its primary endpoint (see further detail below), which reduces the likelihood that GSK will exercise its option.

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

Other: In November 2006, we sold certain assets related to our PhosLo operations. Under the sale agreement, we received $65 million in cash at closing and $18 million in milestones to date, of which $5 million was related to the first commercial sale of a new liquid formulation and was received in the third quarter of 2011. We also are entitled to additional contingent milestone payments of $2.5 million upon approval of a new indication for PhosLo and royalties of up to $64.5 million on annual sales of the new formulation over a base amount of $32 million for 10 years after the November 14, 2006 closing date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, and alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to conduct and obtain successful results from the second of our two Phase III clinical trials for NicVAX (our first Phase III clinical trial failed to meet its primary endpoint) or our Dutch study of NicVAX in combination with varenicline; GSK’s failure to exercise its option for and successfully commercialize NicVAX; GSK’s failure to successfully develop and commercialize any future generation candidate nicotine vaccine; our ability to commercialize NicVAX if GSK does not exercise its option for NicVAX; our ability to identify an alternative partner or to raise sufficient new capital resources to fully develop and commercialize NicVAX if GSK does not exercise the NicVAX option; our ability to successfully contract with and obtain manufactured NicVAX product from contract manufacturing organizations; our ability to attract, retain and motivate key employees; our ability to collect royalty payments under the PhosLo agreement; the ability to obtain regulatory approval for NicVAX and any future generation candidate nicotine vaccine in the U.S. or other markets; our ability to comply with reporting and payment obligations under government rebate and pricing programs; and loss of full use of our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three- and nine month periods ended September 24, 2011. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

Pursuant to the terms of this agreement, we received a $40 million initial payment and we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). In addition to the $40 million initial payment, if GSK exercises its option we could receive under the agreement more than $460 million in potential option fees and regulatory, development, manufacturing and sales milestones for NicVAX and follow-on nicotine vaccines. If GSK does not exercise its option but develops the next-generation candidate, our maximum possible milestones under the agreement would be reduced to $290 million. Under the agreement, we are also eligible to receive royalties on global sales of NicVAX should GSK exercise its option and commercialize the product, as well as royalties on global sales of any next-generation nicotine vaccines regardless of whether GSK exercises its option. In the third quarter we announced that the first of our two Phase III clinical trials failed to meet its primary endpoint (see further detail below), which reduces the likelihood that GSK will exercise its option.

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

On July 18, 2011, we announced that NicVAX did not meet its primary endpoint in the first of our two confirmatory Phase III clinical trials. A preliminary assessment of the trial data showed that subjects treated with NicVAX quit smoking at a similar rate of approximately 11% compared to subjects who received placebo. As in previous trials, NicVAX was well-tolerated with a clinically acceptable safety and tolerability profile. The study was a double-blinded, placebo-controlled trial which enrolled approximately 1,000 subjects. The primary endpoint of the study was the abstinence rate for 16 weeks ending at 12 months. Abstinence was evaluated by self-reported cigarette consumption and biologically verified by exhaled carbon monoxide. Secondary endpoints included the abstinence rate at various time intervals, safety and immunogenicity, and the effect of NicVAX on withdrawal symptoms, cigarette consumption, smoking satisfaction and nicotine dependency. Further post-hoc analysis of the data indicated that subjects with higher anti-nicotine antibodies quit smoking for 36 weeks (from weeks 17 to 52) at a significantly greater rate than placebo, consistent with earlier finding from the Phase IIb proof-of-concept. These sub-population associations await confirmation in the second Phase III trials.

In March 2010, we initiated the second Phase III trial and announced the completion of enrollment in this Phase III trial in November 2010. The results of this second Phase III clinical trial, which has a similar design and conduct to the first trial, are expected before the end of this year. Data from this second trial may provide clues that could help explain the results from the first trial.

The results of the first Phase III trial were unexpected in view of the encouraging data from our Phase IIb proof-of-concept announced in November 2007. The Phase IIb demonstrated statistically significant rates of smoking cessation and continuous long-term smoking abstinence at 6 and 12 months for subjects injected with NicVAX who had the highest immune response (top 30%) as compared with subjects injected with placebo. In December 2008, we announced that we reached an agreement with the FDA on an SPA for the pivotal Phase III clinical trials for NicVAX and in June 2009, we announced that we received Scientific Advice from the EMA. In September 2009, we announced that we received a $10 million grant from NIDA to partially offset the cost of the first of two Phase III studies that we are required to conduct by the FDA in support of NicVAX’s licensure. In October 2009, we also announced the initiation of an investigator initiated clinical trial in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix. In November 2009, we announced the initiation of the first of two Phase III efficacy trials in the U.S., which is the first such trial for an addiction vaccine. The results from this trial are discussed above.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

Revenue: Revenue reflects (i) the amortization of upfront fees received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the third quarter of 2011 of $1.1 million included $0.6 million of deferred revenue amortization from the NicVAX agreement, and $0.5 million for services under the PentaStaph and NicVAX agreements. Total revenue in the third quarter of 2010 of $12.3 million included $8 million in milestones from PentaStaph, $3.2 million of deferred revenue amortization from the PentaStaph and NicVAX agreements and $1.1 million for services under the PentaStaph and NicVAX agreements. We expect our revenue for the remainder of 2011 to be significantly less than our revenue in 2010 as a result of the completion of our obligations under the PentaStaph agreement.

Cost of services: Cost of services was $0.3 million for the third quarter of 2011 compared to $0.8 million for the third quarter of 2010. These costs include internal labor, external contractors and allocated indirect costs. We expect these costs to decrease in the fourth quarter of 2011 relative to the third quarter as a result of completing the PentaStaph agreement with GSK.

Research and development expenses: Research and development expenses were $4.4 million for the third quarter of 2011 compared to $6.8 million for the third quarter of 2010. Research and development expenses for the fourth quarter of 2011 are expected to continue to decline relative to the third quarter costs, as we have completed the first of two Phase III trials and are nearing completion of the second trial.

General and administrative expenses: General and administrative expenses, after an allocation of a portion of these expenses to cost of services and research and development expenses, were $1.3 million for the third quarter of 2011 compared to $1.4 million for the third quarter of 2010. In light of the recent results of the first NicVAX Phase III trial, we expect general and administrative expenses in the fourth quarter of 2011 to decline compared to the third quarter, as management intensifies its effort to reduce such costs, including a reduction in force as appropriate.

Income tax benefit: Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $2.0 million during the third quarter of 2011, offset in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations. During the third quarter 2010, we recognized an income tax benefit of $1.8 million relating to an expected refund of prior year alternative minimum tax payments.

Discontinued operations: During the third quarter of 2011, we recognized $3.0 million of income, net of tax of $2.0 million, from discontinued operations relating to the milestone of the first commercial sale of a new liquid formulation from the PhosLo agreement. For the third quarter of 2010, we recorded no activity.

FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

Revenue: Revenue reflects (i) the amortization of upfront fees received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the first nine months of 2011 of $14.0 million included $7.2 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, $5.0 million for a completed PentaStaph milestone, and $1.8 million for services under the PentaStaph and NicVAX agreements. Total revenue in the first nine months of 2010 of $30.9 million included $12.0 million of deferred revenue amortization, $16.0 million of completed milestones, and $2.9 million for services under the PentaStaph agreement. The decrease in revenue from amortization of upfront fees resulted from a change made in the second quarter of 2010 in the estimated completion date of the

PentaStaph joint steering committee as well as the complete amortization of the upfront fees from the PentaStaph agreement. We expect our revenue for the remainder of 2011 to be significantly less than our revenue in 2010 as a result of the completion of our obligations under the PentaStaph agreement.

Cost of services: Cost of services was $1.5 million for the first nine months of 2011 compared to $2.1 million for the first nine months of 2010. These costs include internal labor, external contractors and allocated indirect costs. We expect these costs to decrease in the fourth quarter of 2011 as a result of completing the PentaStaph agreement with GSK.

Research and development expenses: Research and development expenses were $16.2 million for the first nine months of 2011 compared to $19.2 million for the first nine months of 2010. The decrease is due to a reduction in NicVAX manufacturing related activities in 2011. Research and development expenses for the fourth quarter of 2011 are expected to continue to decline relative to the third quarter costs, as we have completed the first of two Phase III trials and are nearing completion of the second trial.

General and administrative expenses: General and administrative expenses, after an allocation of a portion of these expenses to cost of services and research and development expenses, were $4.1 million for the first nine months of 2011 compared to $4.4 million for the first nine months of 2010. In light of the recent results of the first NicVAX Phase III trial, we expect general and administrative expenses in the fourth quarter of 2011 to decline compared to the third quarter, as management intensifies its effort to reduce such costs, including reduction in force as appropriate.

Interest expense: We recorded no interest expense for the third quarter of 2011. Interest expense in 2010 consisted largely of interest expense associated with our Convertible Senior Notes. We repurchased the remaining balance of these notes in April 2010.

Income tax benefit: Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $2.0 million for the first nine months of 2011, offset in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations. During the first nine months of 2010, we recognized an income tax benefit of $1.8 million relating to an expected refund of prior year alternative minimum tax payments.

Discontinued operations: During the first nine months of 2011, we recognized $3.0 million of income, net of tax of $2.0 million, from discontinued operations relating to the milestone of the first commercial sale of a new liquid formulation from the PhosLo agreement. For the first nine months of 2010, we recorded no activity.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 24, 2011 totaled $102.0 million compared to $110.7 million on December 25, 2010. The decline is primarily the result of our net cash used in operations of $14.5 million offset in part by net cash provided by investing activities and the $5 million milestone payment received through discontinued operations related to the first commercial sale of the new liquid formulation under the PhosLo agreement.

Cash (used in) provided by operating activities was ($14.5) million and $41.5 million for the nine months ended September 24, 2011, and September 25, 2010, respectively. The decrease is primarily the result of a reduction in the amount of the payments received from GSK during the first nine months of 2011 compared to the first nine months of 2010.

We believe cash, cash equivalents and marketable securities on hand at September 24, 2011 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

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

The Company adopted the provisions of ASU 2009-13 effective December 26, 2010 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date. The adoption did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the nine months ended September 24, 2011 because we did not enter into or materially modify any revenue arrangement subsequent to December 26, 2010. We are not able to reasonably estimate the effect of adopting these standards on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

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

The Company adopted the provisions of ASU 2010-17 effective December 26, 2010 for milestones achieved on or after that date. Since the Company’s existing policies are consistent with those contained in ASU 2010-17, the adoption of ASU 2010-17 did not have any material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows for any historical periods or as of, or for, the nine months ended September 24, 2011. We believe that the effect of adopting these standards on future periods will not be material.

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

In addition to the changes to our Risk Factors disclosed in our Periodic Report on Form 10-Q for the quarter ended June 25, 2011, the last risk factor disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 25, 2010 has materially changed and is restated as follows:

Our ability to use our federal and state net operating loss carry forwards to reduce taxable income generated in the future could be substantially limited.

Our ability to use our net operating losses may be subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our net operating loss carry forwards, a significant portion of our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. Additionally, such limitation may result in our net operating losses expiring before we have the ability to use them. Moreover, the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby further limiting our net operating loss carry forward. On August 25, 2011, we entered into a Rights Agreement with American Stock Transfer & Trust Company, LLC, as rights agent, in an effort to prevent an “ownership change” under Section 382 from occurring and thereby protect the value of our net operating losses. There can be no assurance, however, that the Rights Agreement will prevent an ownership change from occurring or protect the value of the net operating losses.

Item 6.	Exhibits

3.1	Certificate of Designations for the Nabi Biopharmaceuticals Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 25, 2011).

4.1	Rights Agreement, dated as of August 25, 2011, between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 25, 2011).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 25, 2011 (unaudited), and December 25, 2010 (audited), (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 25, 2011, and June 26, 2010, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 25, 2011, and June 26, 2010 and (iv) related notes.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 2, 2011	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Designations for the Nabi Biopharmaceuticals Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on August 25, 2011).

4.1	Rights Agreement, dated as of August 25, 2011, between Nabi Biopharmaceuticals and American Stock Transfer & Trust Company, LLC, which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 25, 2011).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.