Form 10-K/A
period 2011-12-31
NABI BIOPHARMACEUTICALS
filed 2012-04-30
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

(301) 770-3099

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange
Common Stock, par value $.10 per share	Nasdaq Global Select Market

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

NABI BIOPHARMACEUTICALS

EXPLANATORY NOTE

Nabi Biopharmaceuticals (Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on March 14, 2012 (Initial Filing), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14).

Except as contained herein, this Amendment No. 1 does not modify or update disclosures contained in the Initial Filing. This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and the positions held by him with us, his principal occupation and business experience during the last five years, and the year of the commencement of his term as a director or executive officer. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors to nominate him for election as a director and the names of other publicly held companies of which he serves or has served as a director in the previous five years. No director is related by blood, marriage or adoption to any other director or executive officer. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

Directors

Jason M. Aryeh, age 43, has been a director of the Company since 2006. He is the founder and managing general partner of JALAA Equities, LP, a private hedge fund focused on the biotechnology and specialty pharmaceutical sector, and has served in such capacity since 1997. Mr. Aryeh also serves on the boards of directors of Ligand Pharmaceuticals and Myrexis, Inc., both public biotechnology companies, CorMatrix Cardiovascular, a medical device company, and the Cystic Fibrosis Foundation’s Therapeutics Board (CFFT). Mr. Aryeh’s experience in the biotechnology industry, including his investor-side knowledge of the industry, was among the factors previously considered by the Board of Directors in determining that Mr. Aryeh should be nominated for election as a director.

David L. Castaldi, age 72, has been a director of the Company since 1994. Since 1994 he has been an independent consultant to and an entrepreneur in the life science industry. Mr. Castaldi founded Cadent Medical Corp., a medical device company that was sold to Cardiac Science, Inc. While at Cadent, Mr. Castaldi served as Chairman of the Board from 1996 to 2001 and as Chief Executive Officer from 1998 to 1999. Previously, Mr. Castaldi was founder and Chief Executive Officer of BioSurface Technology, Inc., a biotechnology company sold to Genzyme Corporation, and President of the worldwide protein-based pharmaceuticals division of Baxter International. He is a graduate of the University of Notre Dame and Harvard Business School. Mr. Castaldi serves on the boards of directors of three privately-held biopharmaceutical and medical device companies, and previously served on the board of directors of Embrex, Inc., an agricultural biotechnology company. Mr. Castaldi’s financial and business experience in life sciences, as well as his qualification as an audit committee financial expert, were among the factors previously considered by the Board of Directors in determining that Mr. Castaldi should be nominated for election as a director.

Geoffrey F. Cox, Ph.D., age 68, has been a director of the Company since 2000 and has served as non-executive Chairman of the Board of Directors of the Company since February 2007. Dr. Cox is a partner with Red Sky Partners LLC. Dr. Cox previously served as Chairman of the Board, President and Chief Executive Officer of GTC Biotherapeutics, Inc., a biopharmaceutical company, from 2001 to 2010. From 1997 to 2001, he was Chairman of the Board and Chief Executive Officer of Aronex Pharmaceuticals, Inc., a biotechnology company. From 1984 to 1997, he was employed by Genzyme Corporation, a biotechnology company, last serving as its Executive Vice President, Operations. Dr. Cox is Immediate Past Chairman of the Massachusetts Biotechnology Council and served for a number of years on the Board of the Biotechnology Industries Association (BIO), together with the Health Governing Sections and Emerging Companies Sections of BIO. Dr. Cox received a BS in biochemistry from the University of Birmingham, United Kingdom, and a Ph.D. in biochemistry from the University of East Anglia, United Kingdom. Dr. Cox’s extensive biotechnology industry expertise, including his many years of experience as an executive officer and board member of publicly-traded biotechnology companies, were among the factors previously considered by the Board of Directors in determining that Dr. Cox should be nominated for election as a director.

Peter B. Davis, age 65, has been a director of the Company since 2006. He is currently an independent consultant. He served as Vice President Finance and Chief Financial Officer of XOMA Ltd., a biotechnology company, from 1994 to his retirement in June 2005. From 1991 to 1994 he served as Vice President Financial Operations for the Ares Serono Group, a global pharmaceutical company. From 1988 to 1991, he was Vice President, Chief Financial Officer of Akzo America Inc., a subsidiary of a diversified Dutch chemical company. From 1985 to 1988, he was Controller-International Division of Stauffer Chemical Corporation, and from 1972 to 1985, he was employed by PepsiCo Inc., last serving as Division Finance Director of Pepsi-Cola International. Mr. Davis received a BA in mathematics from Northwestern University and an MBA from the University of Chicago Graduate School of Business. Mr. Davis’s business background and biotechnology and pharmaceutical industry experience, as well as his qualification as an audit committee financial expert, were among the factors previously considered by the Board of Directors in determining that Mr. Davis should be nominated for election as a director.

Raafat Fahim, Ph.D., age 58, has been President, Chief Executive Officer and a director of the Company since January 2008 and acting Chief Financial Officer of the Company since May 2008. From July 2007 to January 2008, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company and Chief Operating Officer and General Manager of its Biologics Strategic Business Unit. From March 2003 to July 2007, Dr. Fahim served as Senior Vice President, Research, Technical and Production Operations of the Company. Dr. Fahim is also non-executive Chairman of the Board of VM Farms, a Toronto,

Canada-based private equity web hosting technology company. From 2002 to 2003, Dr. Fahim was an independent consultant, working with Aventis Pasteur, a pharmaceutical company, and other companies worldwide on projects that included manufacturing, process improvement, quality operations and regulatory issues. From 2001 to 2002, he served as President and Chief Operating Officer of Lorus Therapeutics, Inc., a biopharmaceutical company. From 1987 to 2001, Dr. Fahim was employed by Aventis Pasteur where he was instrumental in developing several vaccines from early research to marketed products. During his employment with Aventis Pasteur, Dr. Fahim held the positions of Vice President, Industrial Operations, Vice President, Development, Quality Operations and Manufacturing, Director of Product Development, and head of bacterial vaccines research/research scientist. Dr. Fahim’s background in the biopharmaceutical industry, position as President and Chief Executive Officer of the Company and right to be nominated to the Board under the terms of his employment agreement with the Company were among the factors previously considered by the Board of Directors in determining that Dr. Fahim should be nominated for election as a director.

Richard A. Harvey, Jr., age 62, has been a director of the Company since 1992. He has been President of Stonebridge Associates, LLC, an investment banking firm, since 1996. Mr. Harvey has 35 years of experience advising mid-cap and small-cap companies on matters involving corporate finance and strategic transactions. Mr. Harvey’s business and investment banking experience in life sciences and other industries were among the factors previously considered by the Board of Directors in determining that Mr. Harvey should be nominated for election as a director.

Executive Officers

The information regarding Executive Officers is set forth in Part I, Item 3(a) of the Initial Filing, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations from reporting persons that no Form 5 is required, the Company believes that all reporting persons filed on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

Code of Ethical Conduct

The Company has adopted a Code of Ethical Conduct that includes a code of ethics, as defined under the federal securities laws. The Code of Ethical Conduct applies to all directors, officers and employees of the Company. The Code of Ethical Conduct is posted on the Company’s website at http://www.nabi.com.

Audit Committee

The Company has a separately-designated standing Audit Committee which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Messrs. Castaldi (Chairman), Davis and Harvey. The Board of Directors has adopted a written charter for the Audit Committee. A copy of the charter is available on the Company’s website at http://www.nabi.com. All of the Audit Committee members are able to read and understand fundamental financial statements. The Board of Directors has determined that each of Messrs. Castaldi, Davis and Harvey is an audit committee financial expert, as defined under the federal securities laws, and that each of them is independent, as independence for audit committee members is defined under the Nasdaq Marketplace Rules.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to describe the Company’s compensation program provided to the executive officers named in the Summary Compensation Table (Named Executive Officers) for fiscal year 2011.

During fiscal year 2011, the Company’s executive compensation program consisted of the following forms of compensation:

•	base salary;

•	cash incentive compensation;

•	equity compensation;

•	benefits and perquisites; and

•	change of control and severance agreements.

Compensation Objectives and Philosophy

The Company’s general executive compensation program was designed with three main objectives in mind. First, the program should allow the Company to attract and retain individuals whose performance will enhance stockholder value. Second, the program should develop a strong link between compensation and the achievement of organizational and individual performance goals. Third, the program should provide total compensation opportunities that exceed the median for comparable companies when the Company achieves above-median performance and below the median for comparable companies when there is below-median performance. In recent years, as the number of the Company’s employees has fallen in connection with the pursuit and completion of several strategic transactions and pivotal clinical trials, the Compensation Committee also has focused on retention of key employees as one of its objectives.

The Company’s executive compensation program was developed many years ago by the Compensation Committee with the assistance of outside consultants and the Company’s human resources department. The Compensation Committee approves all compensation and benefit arrangements for executive officers, including the Named Executive Officers. In determining these arrangements, the Compensation Committee considers recommendations made by the Chief Executive Officer, as well as recommendations made by the Compensation Committee’s outside independent executive compensation consultants, when such consultants are consulted. The Compensation Committee, however, retains final authority to accept or reject these recommendations. The Compensation Committee also administers the Company’s equity incentive plans, and makes recommendations to the Board regarding outside director compensation and the overall compensation practices and programs for employees of the Company, including retirement, material benefit, change of control and severance plans.

As the number of employees in the Company and the scope of the Company’s operations have decreased over the last several years, the Compensation Committee has reduced its reliance on outside compensation consultants. The Compensation Committee last consulted with an independent outside compensation consultant in 2009.

On May 25, 2011, the stockholders approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers. The Compensation Committee has considered and will consider this stockholder advisory vote on executive compensation in determining the compensation of our Named Executive Officers for 2012.

Base Salary

Overview. The Compensation Committee approves base salaries for the Chief Executive Officer and other executive officers of the Company after a structured annual review. The Chief Executive Officer provides information to the Compensation Committee regarding the performance of the other executive officers. Final base salary decisions generally are made after a review of various criteria such as (i) market data on salaries or salary increases, (ii) corporate performance, and (iii) individual attributes and relative importance to the Company’s future performance.

2011 Base Salary Determinations. On February 28, 2011, the Compensation Committee approved a 3% increase in the base salaries of its executive officers, which was the average annual increase in both 2011 and 2010 of the salaries of all non-executive officer employees. In establishing the salary increases, the Compensation Committee reviewed salary increase data provided by management for the Washington, D.C. metropolitan area and other U.S. regions which suggested that salary growth in 2011 was expected to be stronger in the Washington, D.C. metropolitan area than in many other parts of the country. The Compensation Committee was concerned about retaining key employees of the Company during the pendency of the Company’s two Phase III clinical trials. As a result of the annual salary increases, the base salaries of Drs. Fahim, Kessler and Kalnik were $494,777, $350.097 and $318,270, respectively.

Cash Incentive Compensation

Overview. The Company’s compensation policy is to typically provide executives with the opportunity to earn an annual cash award based on Company and individual performance under the VIP Management Incentive Plan with the Chief Executive Officer’s award solely based on the Company’s performance. The objective of the VIP Management Incentive Plan is to motivate each executive’s performance in order to advance the Company’s defined strategy by aligning measurement and accountability with rewards.

2011 VIP Management Incentive Plan Structure and Performance Measures. The Named Executive Officers, as well as other senior management of the Company, were eligible to participate in the VIP Management Incentive Plan during 2011. The Compensation Committee recognized that 2011 would be a pivotal year for the Company with the Company’s two Phase III clinical trials for NicVAX to be completed in 2011 and the potential for GlaxoSmithKline Biologicals S.A. (GSK) to exercise its option to exclusively license NicVAX under the Exclusive Option and License Agreement between the Company and GSK dated November 13, 2009 (GSK NicVAX Agreement) based upon the results of these trials. In addition, the Company was pursuing several additional initiatives that, if successful, could enhance the overall value of the Company regardless of the outcome of the NicVAX Phase III clinical trials. In an effort to appropriately incentivize management to pursue and achieve the significant goals and initiatives established by the Company, the Compensation Committee increased the total potential awards to participants of the 2011 VIP Management Incentive Plan by 50% above the potential awards in 2010. This increase in potential awards was tied to the achievement of objectives that if successful would result in a significant increase in value for stockholders.

As provided in their employment agreements with the Company, the standard total bonus potential for each of Drs. Fahim, Kessler and Kalnik under the VIP Management Incentive Plan was 80%, 55% and 55%, respectively, of base salary. Awards under the VIP Management Incentive Plan were based on performance as measured by two sets of goals, the corporate goals for the Company and the individual goals for each officer, except for Dr. Fahim, who as President and Chief Executive Officer is measured only on corporate goals. For Drs. Kessler and Kalnik, 70% of the total bonus potential is determined by corporate goals and the remaining 30% of bonus potential is determined by individual goals. For 2011, the maximum total potential cash award under the plan for Dr. Fahim was 120% of his 2011 base salary for the achievement of corporate goals representing 150% of the total potential available corporate goals. For Drs. Kessler and Kalnik, the maximum total potential cash award for 2011 was 82.5% of their respective 2011 base salaries for the achievement of corporate and personal goals representing 150% of the total potential available corporate and personal goals.

Both the corporate goals (and the individual goals applicable only to Drs. Kessler and Kalnik) assign a different percentage weight to each goal. While it is possible, depending on circumstances, that corporate or personal goals aggregating more than 150% could be achieved in 2011, in no event would the VIP Management Incentive Plan award payout exceed the 150% threshold for any individual, even if all possible corporate (and individual) goals were achieved. Each year under the VIP Management Incentive Plan, in all circumstances, the Compensation Committee retains the discretion to adjust all elements of the VIP Management Incentive Plan and determine or adjust final award payments based upon overall corporate or individual performance.

The principal corporate goal established by the Compensation Committee for the 2011 VIP Management Incentive Plan was the successful completion of the Company’s two ongoing NicVAX Phase III trials. The Compensation Committee established that (i) 75% of the corporate goals would be achieved if the results of one of the two NicVAX Phase III trials was highly successful, (ii) 50% of the corporate goals would be achieved if the results of both of the NicVAX Phase III trials met their primary endpoints, or (iii) 0% of the corporate goals if one or both of the Phase III trials failed to meet their primary endpoints.

In addition, the Committee established the following additional corporate goals that if achieved, depending on the results of the two NicVAX Phase III clinical trials (including the goals under (i), (ii) or (iii)), could increase the total percentage of corporate goals achieved to a total maximum of 150% (the maximum potential percentage allocated to each goal is indicated):

•	The exercise by GSK of its option to exclusively license NicVAX under the GSK NicVAX Agreement (25%);

•	The successful development and/or sale or licensure of certain improved current generation candidates under the GSK NicVAX Agreement (15%);

•	The successful advancement, development and/or sale or licensure of other programs related to NicVAX (60%);

•

The timely completion of enrollment in the clinical trial being conducted in the Netherlands to test the efficacy of a combined therapy of NicVAX with varenicline, or Chantix/Champix, and/or the successful licensure or sale of the trial results (30%);

•	The achievement of certain operational and financial objectives (10%);

•	The achievement of certain manufacturing and clinical objectives (10%);

•	The achievement of timely progress on the Company’s Biologics License Application to the Federal Drug and Administration with respect to NicVAX (10%); and

•	Achieving certain investor relations objectives (10% ).

The Committee determined that an aggregate of 30% of the corporate goals for 2011 had been achieved, composed of the achievement of goals related to the combination trial with NicVAX and varenicline in the Netherlands (10%), operational and financial objectives (10%), manufacturing objectives (5%) and investor relations objectives (5%). However, in light of the significant negative impact on the Company and stockholder value caused by the failure of the two Phase III NicVAX trials, balanced against the need to continue to incentivize management in light of the Company’s ongoing strategic alternatives process, significantly reduced employee workforce and greater workload on remaining management, the Committee exercised its discretion and reduced by one-half (to 15% of the corporate goals) the bonus payable with respect to the achievement of the corporate goals under the VIP Management Incentive Plan for 2011. In addition, the Committee also exercised its discretion and determined that no bonuses based upon the achievement of individual goals under the 2011VIP Management Incentive Plan would be awarded. As a result, Drs. Fahim, Kessler and Kalnik received payments of $59,373, $20,218 and $18,374, respectively, under the 2011 VIP Management Incentive Plan. The Committee also decided that in formulating the 2012 VIP Management Incentive Plan it would include additional bonus potential for officers to earn a bonus equal to the portion of their 2011 bonuses that were not awarded due to the Committee’s exercise of its discretion to reduce the 2011 awards. This potential additional bonus is payable to management if the Company is successful in completing a strategic transaction that provides to the Company’s stockholders a premium to the Company’s net cash at the time of the execution of the definitive agreement for any such transaction.

Equity Incentive Compensation

Overview. The Chief Executive Officer, other Named Executive Officers and key employees receive long-term equity incentive compensation in the form of stock options and restricted stock. The Compensation Committee believes that equity-based compensation motivates the Company’s executive officers and key employees to have an interest in the long-term success of the Company. As a result, the Company has traditionally made annual equity awards to its executive officers and key employees as well as commencement of employment awards and retention awards.

Annual Awards. In 2011, the Compensation Committee considered several factors, including the Chief Executive Officer’s recommendations and the equity awards previously made to each executive officer when setting annual grant amounts. All awards are granted pursuant to the Company’s 2007 Omnibus and Equity Incentive Plan (2007 Omnibus Plan). In February 2011, the Compensation Committee approved the annual equity awards to Drs. Fahim, Kessler and Kalnik effective on April 1, 2011.

Stock Options and Restricted Stock. In the last several years, the Company has made annual long-term equity incentive awards in the form of stock options and restricted stock awards, based on a ratio of 2.5 option shares for each restricted stock share. The Compensation Committee adopted this 2.5:1 option to restricted stock ratio several years ago after consulting with an independent compensation consultant. The Compensation Committee believes that stock options provide executives with an incentive to increase long-term stockholder value, because stock options only have value to the recipient when the Company’s share price exceeds the share price on the date of grant. The Compensation Committee’s policy is to grant non-qualified stock options (as opposed to incentive stock options) to obtain a tax benefit for the Company. The Compensation Committee believes that awarding restricted stock provides immediate potential value to employees after the award vests and encourages stock ownership by employees which helps align their interests with those of the Company’s other stockholders. In 2011, in connection with annual equity awards made to Named Executive Officers, Dr. Fahim received awards of stock options to purchase 150,000 shares of Common Stock of the Company and 50,000 shares of restricted stock of the Company, Dr. Kessler received awards of stock options to purchase 90,000 shares of Common Stock of the Company and 36,000 shares of restricted stock of the Company, and Dr. Kalnik received awards of stock options to purchase 75,000 shares of Common Stock of the Company and 30,000 shares of restricted stock of the Company. Annual option awards made in 2011 to Named Executive Officers had an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and a term of seven years. The annual equity awards vest in four equal annual installments commencing April 1, 2011.

Benefits and Perquisites

The Named Executive Officers are entitled to participate in the Company’s benefit programs which are available to all of the Company’s full-time employees. In addition, the Named Executive Officers received certain benefits and perquisites in fiscal year 2011 not available to the Company’s general employee population. The Compensation Committee monitors the benefits and perquisites for the Named Executive Officers, including their costs, and believes that these benefits and perquisites help the Company in retaining and maintaining the services of the Named Executive Officers.

In fiscal year 2011, each of Drs. Fahim, Kessler and Kalnik participated in the Company’s Supplemental Executive Retirement Plan, under which the Company contributed $23,603 for Dr. Fahim and $12,000 for each of Drs. Kessler and Kalnik to a self-directed insurance or annuity-based retirement plan. The only other retirement plan maintained by the Company is a 401(k) plan in which the Named Executive Officers and other employees generally can participate. The Company also generally pays premiums on behalf of the Named Executive Officers for life and disability insurance coverage beyond the coverage provided for all other employees generally and pays associated tax gross-ups attributable to income tax on the increased premiums. In fiscal year 2011, under the terms of his employment agreement with the Company, the Company provided to Dr. Fahim (i) an amount equal to the Maryland state income taxes payable by him with respect to the compensation, benefits or other payments that he receives in connection with his position as the Company’s President and Chief Executive Officer, (ii) a per diem fee of $200 to cover certain expenses while he is working at the Company’s facilities in Rockville, Maryland, (iii) an automobile allowance of $1,200 per month, (iv) the cost of financial planning services up to $5,000 per year, (v) term life insurance of $500,000 in excess of the term life insurance coverage the Company provides employees generally, (vi) reimbursement for reasonable travel and lodging expenses incurred while traveling to and working at the Company’s facilities in Rockville, Maryland, and (vii) such other fringe benefits as are accorded generally to the Company’s other executive officers. The Committee approved many of these benefits, including the Maryland tax reimbursement in Dr. Fahim’s employment agreement, to compensate Dr. Fahim for the additional costs and burdens he bears by working at the Company’s Rockville, Maryland facility, which became the Company’s headquarters following the sale of the Company’s Boca Raton, Florida facilities to Biotest Pharmaceuticals Corporation. Dr. Fahim is a Florida resident who previously worked at the Company’s Boca Raton facilities prior to the Biotest sale. Further information on the aggregate cost of providing these and other additional benefits and perquisites can be found in the All Other Compensation column of the Summary Compensation Table.

Severance and Change of Control Payments

Severance Payments Without a Change of Control. The Company provides severance benefits to the Named Executive Officers under their employment agreements with the Company that were in effect during fiscal year 2011. These employment agreements provide that if the executive is terminated other than for cause or disability during the employment period, or if the employment period is not renewed for an additional employment period on terms no less favorable than those under his existing agreement and the executive terminates his employment with the Company, then he is entitled to receive the following severance benefits: (i) severance pay equal to his base salary as in effect at the time of such termination for 24 months in the case of Dr. Fahim and 18 months in the case of Drs. Kessler and Kalnik, (ii) bonus compensation prorated for the portion of the year worked, (iii) the continuation of certain fringe benefits for 24 months in the case of Dr. Fahim and 18 months in the case of Drs. Kessler and Kalnik, (iv) immediate vesting of any non-vested stock options or shares of restricted stock held by the executive, which will be exercisable for 12 months after the termination date, but in no event later than the original option expiration date, and (v) up to $20,000 for executive outplacement services for the benefit of Dr. Fahim and up to $18,000 for executive outplacement services for the benefit of each of Drs. Kessler and Kalnik. The obligation of the Company to provide severance benefits is conditioned upon the executive’s execution of a separation agreement containing a release of claims against the Company.

Severance Payments in Connection With a Change of Control. For the past several years, the Company has been engaged in a strategic alternatives process to enhance stockholder value. The effect of this strategic alternatives process has been the completion of a series of transactions resulting in the sale, licensure or grant of an option to acquire all of the Company’s marketed products and major pipeline products. The Company has entered into agreements with each of Drs. Fahim, Kessler and Kalnik providing for the payment of severance benefits in the event of a qualifying termination of employment following a change of control of the Company. The Company entered into these agreements in order to remove any personal financial concerns an executive may have when evaluating a potential transaction, and to allow them to focus on maximizing value for the Company’s stockholders. In 2011, the Company amended the agreements of Drs. Fahim, Kessler and Kalnik to provide that the exercise by GSK of its option to exclusively license NicVAX under the GSK NicVAX Agreement (NicVAX Option) will be a change of control potentially entitling them to severance benefits under their agreements with the Company.

Each of Drs. Kessler and Kalnik are entitled to receive change of control benefits under their agreements if, within 12 months after a change of control, his employment is terminated by the Company without cause or he terminates his employment with the Company for good reason. Drs. Kessler and Kalnik’s benefits under the agreements include a payment equal to two times the sum of annual base salary and target bonus for the year in which the change of control occurs, payable ratably over a 24-month period. They also are entitled to receive the continuation of benefits under the Company’s employee benefit plans (including medical, dental, disability, and life insurance and car allowance programs) for 12 months following termination and up to $18,000 for executive outplacement services for the benefit of each of Drs. Kessler and Kalnik. In addition, all outstanding equity awards vest upon a change in control of the Company and, in the case of options, remain exercisable for 24 months. Any severance benefit paid under these change of control provisions is in lieu of any severance benefits that might otherwise be payable to the executive under any employment agreement with the Company.

In March 2011, Dr. Fahim entered into an amended and restated employment agreement with the Company. Under this agreement, Dr. Fahim is entitled to receive change of control benefits under his employment agreement if (i) within 12 months after a change of control or during a potential change of control period he terminates his employment with the Company for good reason or dies or becomes disabled; (ii) during a potential change of control period or within 12 months after a change of control his employment is terminated by the Company without cause (including Nabi’s failure to renew his employment agreement); or (iii) during the six-month period beginning six months after a change of control he terminates his employment for any reason, unless the change of control arises from the exercise by GSK of the NicVAX Option. In that event, Dr. Fahim only will be entitled to change of control benefits if at any time after GSK’s exercise of the NicVAX Option: (i) Dr. Fahim’s employment is terminated by the Company for any reason other than cause (including Dr. Fahim’s death or disability) or the Company gives notice of non-extension of his employment agreement; (ii) within 18 months following the exercise of the NicVAX Option, Dr. Fahim terminates his employment with the Company for good reason; or (iii) at any time after such 18 month period, Dr. Fahim terminates his employment for any reason. In 2012, GSK notified the Company that GSK did not intend to exercise the NicVAX option. Dr. Fahim also will be entitled to receive change of control benefits in the event that his employment is terminated (i) by the Company without cause, (ii) by the Company if it fails to renew his agreement at the expiration of the term or (iii) by Dr. Fahim for good reason, within (a) the 12 month period ending upon a change of control (other than as a result of a liquidation or dissolution of the Company approved by the stockholders of the Company), (b) the 12 month period ending upon the execution by the Company of a definitive agreement and providing for and resulting in a change of control or (c) the 18 month period ending upon a change of control constituted solely by a liquidation or dissolution of the Company approved by the stockholders of the Company. Dr. Fahim’s change of control severance benefits include his regular severance benefits that he would receive in any non-change of control situation (which are described above) plus a lump sum amount equal to (A) two and one-half (2.5) times the sum of (a) the higher of (x) Dr. Fahim’s then current annual base salary or (y) his base salary immediately prior to the date of termination plus (b) the target bonus Dr. Fahim could have earned under the Company’s VIP Management Incentive Plan or any comparable bonus plan maintained by the Company for the fiscal year in which the date of termination occurs), reduced by (B) an amount equal to the sum of (x) two times Dr. Fahim’s base salary in effect as of the last day of the employment term, plus (y) the amount of any pro-rated bonus paid or payable pursuant to any such bonus plan (i.e., reduced by the amount of Dr. Fahim’s regular severance benefits). In addition, all outstanding equity awards vest upon a change in control of the Company and, in the case of options, remain exercisable for 24 months. While Dr. Fahim’s regular severance benefits include 24 months of salary continuation, following a change of control or an approval of a bankruptcy court that (A) qualifies as an event described in Treasury Regulation Section 1.409A-3(j)(4)(ix)(A) or (B) permits acceleration of Dr. Fahim’s regular severance pay, all unpaid amounts of the regular severance pay will be paid to him in a lump sum on the date of the change of control or within 10 days of the approval of the bankruptcy court, as the case may be. The Company has agreed to reimburse Dr. Fahim on a grossed-up basis for any excise tax that is payable by him under Sections 409A or 4999 of the Internal Revenue Code as a result of any payments by the company to him under his employment agreement with the Company.

Other key employees of the Company also have change of control agreements with terms that vary from the terms of the change of control agreements with Drs. Fahim, Kessler and Kalnik. Any new change of control agreement for any employee is subject to review and approval by the Compensation Committee.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, concerning the compensation paid to each person serving as the Company’s Chief Executive Officer during the last completed fiscal year; each person serving as the Company’s Chief Financial Officer during the last completed fiscal year; and the Company’s other executive officers serving at the end of the last completed fiscal year other than the Chief Executive Officer and Chief Financial Officer.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Raafat Fahim, Ph.D. President & Chief Executive Officer and Acting Chief Financial Officer	2011 2010 2009	504,773 490,071 476,306	290,500 274,500 170,100	405,000 443,475 278,300	59,373 370,843 623,100	326,347 319,538 243,882	1,585,993 1,898,427 1,791,688

Paul Kessler, M.D. Senior Vice President Clinical, Medical and Regulatory Affairs	2011 2010 2009	347,744 340,789 320,769	209,160 197,640 113,400	243,000 323,082 217,800	20,218 177,696 181,500	21,977 30,606 46,320	842,099 1,069,813 879,789

Matthew Kalnik, Ph.D. Senior Vice President Strategic Planning and Business Operations	2011 2010 2009	316,131 306,923 291,385	174,300 131,760 68,040	162,000 212,868 108,900	18,374 162,772 215,000	21,988 30,920 46,790	692,793 845,243 730,115

(1)	Includes for certain individuals accrued unused vacation reimbursements which were paid in cash to the executive.

(2)	For each reported year, the amount reflects the aggregate grant date fair value of stock options and restricted stock awards granted during the year, computed in accordance with FASB ASC Topic 718 (disregarding estimates for forfeitures related to service-based conditions). None of the awards are subject to performance conditions. The grant date fair value for stock options is determined using the Black-Scholes model on the date of the grant. The grant date fair value of the restricted stock awards is based on the closing price on the date of the grant. Assumptions made in the calculation of these amounts are included in Note 10 to the Company’s audited financial statements for fiscal years 2011, 2010 and 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for that fiscal year.

(3)	All payments were made under the Company’s VIP Management Incentive Plan.

(4)	Includes for 2011 (i) contributions made by the Company under its 401(k) Plan in the amount of $9,800 on behalf of each of Drs. Fahim, Kessler and Kalnik; (ii) an automobile allowance of $14,400 to Dr. Fahim; (iii) contributions in the amounts of $15,000, $12,000 and $12,000 made by the Company on behalf of Drs. Fahim, Kessler and Kalnik, respectively, under the Company’s Supplemental Executive Retirement Plan, which provides the executive with a self-directed insurance or annuity-based retirement plan; (iv) reimbursement of $8,603, $177 and $3,084 paid to Drs. Fahim, Kessler and Kalnik respectively for taxes payable by them on contributions made by the Company under its Supplemental Executive Retirement Plan; (v) $1,580, $2,810 and $2,050 representing premiums for supplemental life insurance paid on behalf of Drs. Fahim, Kessler and Kalnik, respectively, and $12,767 representing premiums for supplemental disability insurance paid on behalf of Dr. Fahim; (vi) reimbursement of $906 and $1,054 paid to Drs. Fahim and Kalnik respectively for taxes payable by them on contributions made by the Company under its supplemental life insurance and supplemental disability insurance plans; (vii) aggregate per diem reimbursements of $36,000 paid to Dr. Fahim for miscellaneous expenses in connection with his working at the Company’s facility in Rockville, Maryland; (viii) reimbursement of $72,704 paid to Dr. Fahim for hotel, airfare and car rental expenses in connection with working at the Company’s facility in Rockville, Maryland; (ix) reimbursement of $41,700 paid to Dr. Fahim for taxes related to hotel, airfare and car rental expenses incurred in connection with working at the Company’s facility in Rockville, Maryland and (x) reimbursement of $113,297 paid to Dr. Fahim for other Maryland state taxes payable by him on his compensation income.

Grants of Plan-Based Awards

The following table sets forth each grant of a plan-based award made to each of the Named Executive Officers during fiscal year 2011:

Name	Grant Date	Approval Date (1)	Estimated Future Payouts Under Non Equity Incentive Plan Awards Target ($) (2)	Estimated Future Payouts Under Equity Incentive Plans Awards Target (#) (3)	Exercise or Base Price per Share of Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Raafat E.F. Fahim, Ph.D.			395,822
	4/1/2011	2/28/2011		50,000		290,500
	4/1/2011	2/28/2011		150,000	5.81	405,000
Paul D. Kessler M.D.			192,554
	4/1/2011	2/28/2011		36,000		209,160
	4/1/2011	2/28/2011		90,000	5.81	243,000
Matthew W. Kalnik			175,049
	4/1/2011	2/28/2011		30,000		174,300
	4/1/2011	2/28/2011		75,000	5.81	202,500

(1)	Date approved by the Compensation Committee.

(2)	Awards to Drs. Fahim, Kessler and Kalnik reflect their participation in the 2011 VIP Management Incentive Plan. This plan is described under “Compensation Discussion and Analysis—Annual Cash Compensation—2011 VIP Management Incentive Plan Structure and Performance Measures.”

(3)	Consists of awards made under the 2007 Omnibus Plan. These awards are described under “Compensation Discussion and Analysis—Equity Incentive Compensation.”

(4)	The exercise price for all stock options is equal to the fair market value of the Company’s Common Stock on the date of grant.

(5)	Assumptions made in the calculation of these amounts are included in Note 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

Description of Plan-Based Awards

The terms of the “non-equity incentive plan” awards reflected in the Grants of Plan-Based Awards table are described in the “Compensation Discussion and Analysis” above.

Each of the equity-based awards granted during fiscal year 2011 and reported in the Grants of Plan-Based Awards Table was granted under, and is subject to, the terms of the 2007 Omnibus Plan. The 2007 Omnibus Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits.

The terms of the 2007 Omnibus Plan are further described under “Securities Authorized for Issuance Under Equity Compensation Plans—2007 Omnibus Equity and Incentive Plan” below.

Options

Each option granted during fiscal year 2011 and reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of the Company’s Common Stock on the grant date. For these purposes, and in accordance with the terms of the 2007 Omnibus Plan and the Company’s option grant practices, the fair market value is equal to the closing price of a share of the Company’s Common Stock on the applicable grant date.

Each option granted to our Named Executive Officers in fiscal year 2011 is subject to a four-year vesting schedule, with 25% of the option vesting on April 1, 2012 and on each of the next three anniversaries of the grant date. Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our Named Executive Officers in fiscal year 2011 has a term of seven years. Subject to any accelerated vesting that may apply in a change of control transaction or a termination of employment without cause or for good reason, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will have 90 days to exercise the vested portion of the option following a termination of employment not related to a change of control. The option (whether or not vested) will immediately terminate if the Named Executive Officer is terminated by the Company for cause.

The options granted to Named Executive Officers during fiscal year 2011 do not include any dividend rights.

Restricted Stock

The shares of restricted stock awarded to our Named Executive Officers during fiscal year 2011 vest over four years subject to the Named Executive Officer’s continued employment with the Company through the vesting date. The Named Executive Officer does not have the right to dispose of the shares of restricted stock, but does have the right to vote and receive dividends (if any) paid by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning the number and value of unvested Common Stock awards and shares of Common Stock subject to options held by the Named Executive Officers as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested ($)
Raafat E.F. Fahim, Ph.D.	40,000			$5.60	3/10/13	11,250	$21,150
	43,116			$14.92	3/24/14	22,500	$42,300
	8,143			$16.65	5/14/14	37,500	$70,500
	160,000			$15.56	11/11/14	50,000	$94,000
	54,345			$3.83	2/24/16
	90,000			$5.20	5/18/14
	86,250	28,750	(1)	$3.95	4/1/15
	57,500	57,500	(2)	$3.78	4/1/16
	31,250	93,750	(3)	$5.49	4/1/17
		150,000	(4)	$5.81	4/1/18

Paul D. Kessler M.D.	10,000			$12.06	3/14/15	7,500	$14,100
	15,000			$11.49	5/16/15	15,000	$28,200
	20,613			$3.83	2/24/16	27,000	$50,760
	15,000			$5.65	5/25/13	36,000	$67,680
	90,000			$5.20	5/18/14
	67,500	22,500	(1)	$3.95	4/1/15
	45,000	45,000	(2)	$3.78	4/1/16
	250	750	(5)	$5.86	3/15/17
	22,500	67,500	(3)	$5.49	4/1/17
		90,000	(4)	$5.81	4/1/18

Matthew W. Kalnik, Ph.D.	25,000			$4.70	7/18/14	1,800	$3,384
	13,500	4,500	(1)	$3.95	4/1/15	9,000	$16,920
	22,500	22,500	(2)	$3.78	4/1/16	18,000	$33,840
	15,000	45,000	(3)	$5.49	4/1/17	30,000	$56,400
		75,000	(4)	$5.81	4/1/18

(1)	Awards vest in four equal annual installments beginning on April 1, 2009.

(2)	Awards vest in four equal annual installments beginning on April 1, 2010.

(3)	Awards vest in four equal annual installments beginning on April 1, 2011.

(4)	Award vests in four equal annual installments beginning on April 1, 2012.

(5)	Award vests in four equal annual installments beginning on March 15, 2011.

Stock Vested

The following table sets forth information concerning any stock awards that vested for each Named Executive Officer during fiscal year 2011. The value realized is determined based upon the price of the Common Stock on the exercise date for option awards and on the vesting date for stock awards.

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized Upon Vesting ($)
Raafat E.F. Fahim, Ph.D.	42,500	246,775
Paul D. Kessler M.D.	31,500	182,865
Matthew W. Kalnik, Ph.D.	15,425	77,369

Potential Payments Upon Termination of Employment or Change of Control

Non-Change of Control Potential Severance Benefits Under Employment Agreements. The Company provides severance benefits to the Named Executive Officers under their employment agreements with the Company that were in effect during fiscal year 2011. These employment agreements provide that if the executive’s employment is terminated other than for cause or disability or as a result of the executive’s death during the employment period, if the employment period is not renewed for an additional employment period on terms no less favorable than those under his existing agreement and the executive terminates his employment with the Company, or if the executive terminates his employment for good reason (in the case of Dr. Fahim), then he is entitled to receive the following severance benefits: (i) severance pay equal to his base salary as in effect at the time of such termination for 24 months in the case of Dr. Fahim, and 18 months in the case of Drs. Kessler and Dr. Kalnik; (ii) pro rated bonus compensation; (iii) the continuation of certain fringe benefits for 24 months in the case of Dr. Fahim and 18 months in the case of Drs. Kessler and Kalnik; (iv) immediate vesting of any non-vested stock options or restricted stock held by the executive, which will be exercisable for 12 months after the termination date, but in no event later than the original option expiration date; and (v) up to $20,000 for executive outplacement services for the benefit of Dr. Fahim and up to $18,000 for executive outplacement services for the benefit of each of Drs. Kessler and Kalnik. The obligation of the Company to provide severance benefits is conditioned upon the executive’s execution of a separation agreement containing a release of claims against the Company.

The following table sets forth potential payments and benefits to the Named Executive Officers upon termination of employment without cause, or termination for good reason (in the case of Dr. Fahim), not in connection with a change in control of the Company, pursuant to the terms of the each officer’s employment agreement with the Company, assuming a termination on December 31, 2011.

Name	Severance payments (1)	Bonus Payments (2)	Accelerated Awards (3)	Continued and Accrued Benefits (4)	Tax Gross-Up Payments (5)	Other Perquisites (6)	Total
Raafat E.F. Fahim, Ph.D.	$989,955	$395,822	$227,950	$81,909	$205,167	$127,044	$2,027,847
Paul D. Kessler, M.D.	$525,146	$192,554	$160,740	$26,700	$16,525	$48,875	$970,540
Matthew W. Kalnik, Ph.D.	$477,405	$175,049	$110,544	$30,264	$16,408	$48,725	$858,395

(1)	Consists of a multiple of the Named Executive Officer’s base salary, determined in accordance with each Named Executive Officer’s employment agreement with the Company.

(2)	Assumes the bonus earned in the year of termination under the VIP Management Incentive Plan was equal to 100% of the target bonus.

(3)	Represents the value of awards of shares of restricted Common Stock held by the Named Executive Officer on the date of termination as to which vesting would accelerate. Assumes a Common Stock price of $1.88.

(4)	Represents the value of continued health and dental insurance plans.

(5)	Reflects reimbursements for state taxes payable by Dr. Fahim for severance and bonus payments as well as contributions made by the Company under its Supplemental Executive Retirement Plan and supplemental life insurance policy. Reflects reimbursements for state taxes payable by Drs. Kessler and Kalnik on contributions made by the Company under its Supplemental Executive Retirement Plan and supplemental life insurance policies.

(6)	Consists of some of or all of (i) reimbursement for automobile allowances, financial planning and outplacement expenses, (ii) reimbursement for premiums payable under the Company’s Supplemental Executive Retirement Plan, supplemental disability insurance policy and supplemental life insurance policy, and (iii) matching contributions under the Company’s 401(k) Plan.

Potential Change of Control Severance Benefits. The Company has entered into agreements with Drs. Fahim, Kessler and Kalnik providing for the payment of severance benefits in the event of a qualifying termination of employment following a change of control of the Company in order to remove any personal financial concerns an executive may have when evaluating a potential transaction, and to allow them to focus on maximizing value for the Company’s stockholders.

Under his agreement in effect on December 31, 2011, Dr. Fahim was entitled to receive a lump sum payment equal to two and one-half times the sum of annual base salary and target bonus for the year in which the change of control occurs. Under each of their agreements, Drs. Kessler and Kalnik are entitled to receive a payment equal to two times the sum of annual base salary and target bonus for the year in which the change of control occurs, paid ratably over a twenty-four month period. Dr. Fahim is also entitled to receive the continuation of benefits under the Company’s employee benefit plans (including medical, dental, disability, and life insurance and car allowance programs) for 24 months, and Drs. Kessler and Kalnik are entitled to receive the continuation of benefits under the Company’s employee benefit plans (including medical, dental, disability, and life insurance) for 12 months following termination. In addition, all outstanding equity awards vest upon a change in control of the Company and, in the case of options, remain exercisable for all three executives for 24 months. The Company has agreed to pay up to $20,000 for executive outplacement services for the benefit of Dr. Fahim and up to $18,000 for executive outplacement services for the benefit of each of Drs. Kessler and Kalnik and make gross-up payments on behalf of Drs. Fahim, Kessler and Kalnik for any excise taxes imposed on excess payments (as defined by the Internal Revenue Code) received by them under their employment or change of control agreements. Any severance benefit paid under the change of control provisions is in lieu of any severance benefits that might otherwise be payable to the executive under any employment agreement with the Company.

The Compensation Committee believes that these agreements are necessary given the volatility and uncertainty inherent in the Company’s business and future prospects. Any new change of control agreement for any employee is subject to review and approval by the Compensation Committee.

The following table sets forth potential payments and benefits to the Named Executive Officers upon termination of employment without cause in connection with a change in control of the Company pursuant to the terms of each officer’s employment or change of control agreement with the Company, assuming a termination on December 31, 2011.

Name	Severance payments (1)	Bonus Payments (2)	Accelerated Awards (3)	Continued and Accrued Benefits (4)	Tax Gross-Up Payments (5)	Other Perquisites (6)	Total
Raafat E.F. Fahim, Ph.D.	$1,236,944	$989,555	$227,950	$50,272	$328,033	$127,044	$2,959,798
Paul D. Kessler, M.D.	$700,195	$385,107	$160,740	$17,800	$11,017	$41,850	$1,316,709
Matthew W. Kalnik, Ph.D.	$636,540	$350,097	$110,544	$20,176	$10,938	$41,750	$1,170,045

(1)	Consists of a multiple of the Named Executive Officer’s base salary, determined in accordance with each Named Executive Officer’s employment agreement with the Company.

(2)	Assumes the bonus earned in the year of termination under the VIP Management Incentive Plan was equal to 100% of the target bonus.

(3)	Represents the value of awards of shares of restricted Common Stock held by the Named Executive Officer on the date of termination as to which vesting would accelerate. Assumes a Common Stock price of $1.88.

(4)	Represents the value of continued health and dental insurance plans.

(5)	Reflects reimbursements for state taxes payable by Dr. Fahim for severance and bonus payments as well as contributions made by the Company under its Supplemental Executive Retirement Plan and supplemental life insurance policy. Reflects reimbursements for state taxes payable by Drs. Kessler and Kalnik on contributions made by the Company under its Supplemental Executive Retirement Plan and supplemental life insurance policies.

(6)	Consists of some or all of (i) reimbursement for automobile allowances, financial planning and outplacement expenses, (ii) reimbursement for premiums for payable under the Company’s Supplemental Executive Retirement Plan, supplemental disability insurance policy and supplemental life insurance policy, and (iii) matching contributions under the Company’s 401(k) Plan.

The potential amounts of payments and benefits upon termination of employment without cause or in connection with a change of control disclosed above are estimates only and do not necessarily reflect (except as otherwise indicated) the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if a termination of employment or change of control were to occur.

Director Compensation

Under the Company’s compensation policy for non-employee directors, each non-employee director (other than the non-executive Chairman of the Board) receives an annual retainer of $20,000 plus a fee of $1,500 for each Board and committee meeting attended by the director (whether the meeting is in person or by conference telephone), other than meetings of the Nominating and Governance Committee. The non-executive Chairman of the Board of Directors receives an annual retainer of $80,000 plus a fee of $1,500 for each Board meeting attended by him. Currently, the chairmen of the Compensation Committee and the Audit Committee receive an annual retainer of $10,000. Fees are paid for attendance at committee meetings even if they are held on the same day as Board meetings. Directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

Each non-employee director may elect to be paid his or her annual retainer, in whole or in part, in shares of Common Stock in lieu of cash, and each non-employee director is eligible to receive an option to purchase shares of Common Stock upon his or her initial election to the Board and each reelection to the Board at any meeting of stockholders. Awards are made under the 2007 Omnibus Plan. The number of shares of Common Stock underlying such options is determined by the Board of Directors at the time of grant in its sole discretion. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options become exercisable quarterly over a 12 month period after the date of grant, and the options expire seven years after the date of grant. To the extent that options are exercisable on the date that a director’s service on the board terminates, they will remain exercisable for 12 months after such termination, but in no event later than the original option expiration date. In May 2011, the Company granted options to purchase 20,000 shares of Common Stock to each of its non-employee directors, except the Chairman of the Board who received an option to purchase 40,000 shares of Common Stock.

The following table sets forth compensation actually paid, earned or accrued during fiscal year 2011 by the Company’s directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Jason Aryeh	36,500	74,600	111,100
David L. Castaldi	48,000	74,600	122,600
Geoffrey F. Cox, Ph.D.	89,000	149,200	238,200
Peter B. Davis	38,000	74,600	112,600
Richard A. Harvey, Jr.	46,500	74,600	121,100
Timothy P. Lynch (3)	38,000	37,300	75,300

(1)	Reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2011 and also the grant date fair value of each award. As of December 31, 2011, Messrs. Aryeh and Davis each held options to purchase 118,000 shares of Common Stock, Messrs. Castaldi and Harvey each held options to purchase 134,000 shares of Common Stock, Mr. Lynch held options to purchase 108,000 shares of Common Stock and Dr. Cox held options to purchase 234,000 shares of Common Stock. Assumptions made in the calculation of these amounts are included in Note 10 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

(3)	Mr. Lynch resigned from the Company on December 31, 2011.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

The Compensation Committee believes that the Company’s compensation policies and practices for all employees, including executive officers, do not create undue risks that are reasonably likely to have a material adverse effect on the Company. In this regard, the Compensation Committee notes that:

•	the ability to retain key personnel and avoid the significant risk of the loss of key personnel is one of the major purposes of the Company’s compensation policies;

•	the Company’s compensation is balanced among base salary, annual bonus opportunity and long-term equity;

•

the Company’s incentive compensation is directly linked to specific performance metrics identified by the Compensation Committee with input from management, such as successfully managing partnering arrangements, successfully completing clinical trials for NicVAX, building value around NicVAX, and clinical, regulatory and operational objectives that promote longer-term Company goals;

•	the Compensation Committee annually designs and assesses performance-based compensation, thereby allowing the Compensation Committee to assess risk management and consequences annually; and

•	the Company’s equity incentive awards typically vest over four years, encouraging our employees to focus on sustained growth and stockholder value.

In establishing and assessing management’s achievement of performance-based goals, the Compensation Committee intends to continue to consider as a part of the Company’s risk management the intended and unintended consequences of the behavior that it is seeking to motivate through its performance-based compensation.

Compensation Committee Interlocks and Insider Participation

The following directors served as members of the Compensation Committee during the 2011 fiscal year: Messrs. Harvey and Aryeh and Dr. Cox. No directors of the Company who served on the Compensation Committee during the 2011 fiscal year had a relationship that requires disclosure as a Compensation Committee interlock.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing “Compensation Discussion and Analysis,” and based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Respectfully submitted by,
The Compensation Committee
Richard A. Harvey, Jr., Chairman
Jason Aryeh
Geoffrey Cox

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Equity securities of the Company are authorized for issuance under the 1990 Equity Incentive Plan, the 1998 Non-Qualified Employee Stock Option Plan, the 2007 Omnibus Equity and Incentive Plan, the Stock Plan for Non-Employee Directors, and the 2000 Employee Stock Purchase Plan.

The following table provides information with respect to the Company’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,833,451	$5.80	2,819,326	(1)
Equity compensation plans not approved by security holders	220,201	$9.88	—
Total	4,053,652	$6.09	2,819,326	(1)

(1)	Includes 379,235 shares available for purchase under the 2000 Employee Stock Purchase Plan.

The 4,053,652 shares of Common Stock that could be issued under outstanding awards granted under the Company’s equity compensation plans as of December 31, 2011 had a weighted average exercise price of $6.09 and a weighted average term of 3.72 years. These shares do not include any of the 405,977 shares of outstanding unvested restricted stock. As of December 31, 2011, there were 2,440,091 shares remaining to be awarded under the Company’s equity compensation plans other than the 2000 Employee Stock Purchase Plan.

1998 Non-Qualified Employee Stock Option Plan

In 1998, the Board adopted the 1998 Non-Qualified Employee Stock Option Plan (1998 Stock Option Plan), which provided for the award of up to 7,400,000 shares of Common Stock in the form of non-qualified stock options. The 1998 Stock Option Plan has not been approved by the Company’s stockholders. The 1998 Stock Option Plan terminated upon stockholder approval at the 2007 Annual Meeting of the 2007 Omnibus Equity and Incentive Plan, except with respect to then outstanding awards.

Persons who received awards under the 1998 Stock Option Plan that remain outstanding include employees, consultants and advisors of the Company who, in the opinion of the Compensation Committee or Board at the time such awards were made, were in a position to make a significant contribution to the success of the Company and its subsidiaries. Directors and officers of the Company were not eligible to receive awards under the 1998 Stock Option Plan.

Options granted under the 1998 Stock Option Plan generally have an exercise price equal to the fair market value of the Common Stock on the date of grant. The options generally become exercisable in four equal annual installments beginning one year after the date of grant. In the event that an optionee’s employment or service with the Company terminates for any reason other than by death, options that are not then exercisable generally terminate immediately, but options that are exercisable on the date that employment or service terminates generally continue to be exercisable for a period of 90 days or such longer period as the Compensation Committee may determine, but in no event beyond the option expiration date.

In the event of a consolidation, merger or sale of all or substantially all of the assets of the Company in which outstanding shares of the Common Stock are exchanged for securities, cash, or other property of any other business entity or in the event of a liquidation of the Company, the 1998 Stock Option Plan provides that the Compensation Committee may, in its discretion, (i) provide that outstanding options shall be assumed or replaced, (ii) provide that all unexercised options will terminate within a specified period, (iii) provide for a cash payment in exchange for the termination of outstanding options, or (iv) provide that outstanding options shall become exercisable in full immediately prior to such event.

As of December 31, 2011, 220,201 shares were subject to outstanding options granted under the 1998 Stock Option Plan, and no shares were available for future grants under the 1998 Stock Option Plan.

2007 Omnibus Equity and Incentive Plan

The Board has adopted the 2007 Omnibus Equity and Incentive Plan (2007 Omnibus Plan), which as of December 31, 2011 provided for the award of up to 5,661,070 shares of Common Stock in the form of non-qualified stock options, restricted stock and other equity and incentive awards. The 2007 Omnibus Plan amended and restated the Company’s 2000 Equity Incentive Stock Plan. The 2007 Omnibus Plan also superseded and replaced the 1998 Stock Option Plan and the Company’s 2004 Stock Plan for Non-Employee Directors (2004 Directors Plan) for future awards to the Company’s employees, consultants and directors. Both the 1998 Stock Option Plan and the 2004 Directors Plan remain in effect with respect to currently outstanding awards. The number of shares available for award under the 2007 Omnibus Plan is automatically increased by any shares subject to awards that expire, terminate or are forfeited to the Company under the 1998 Stock Option Plan and the 2004 Directors Plan.

The number of shares to be issued upon exercise of outstanding options and available for future grants under the 2007 Omnibus Plan is subject to adjustment in the event of a stock dividend, stock split or combination of shares, recapitalization, or other change in the Company’s capital stock.

Persons eligible to receive awards under the 2007 Omnibus Plan include all employees, consultants, and directors of the Company who, in the opinion of the Board, are in a position to make a significant contribution to the success of the Company and its subsidiaries.

The exercise price of options granted under the 2007 Omnibus Plan may not be less than 100% of the fair market value of the Common Stock on the date of the award. The exercise date of options granted under the 2007 Omnibus Plan is at the discretion of the Compensation Committee which may at any time accelerate the exercisability of all or any portion of any option. The expiration date of options granted under the 2007 Omnibus Plan may not be more than 10 years after the date of grant.

In the event that an optionee’s employment or service with the Company terminates for any reason including death, disability, retirement or other termination, the Compensation Committee, in its sole discretion, may determine the extent to which, and the period during which, options granted may be exercised, but in no event shall the options be exercisable beyond the option expiration date.

In the event of a consolidation, merger or sale of all or substantially all of the assets of the Company in which outstanding shares of the Common Stock are exchanged for securities, cash, or other property of any other business entity or in the event of a liquidation of the Company, then under the 2007 Omnibus Plan the Compensation Committee may, in its discretion, (i) provide for the acceleration of any time period relating to the exercise or realization of an award, (ii) provide for the purchase of an award upon the participant’s request for an amount of cash or other property that could have been received upon the exercise or realization of an award had the award been currently exercisable or payable, (iii) adjust the terms of an award in a manner determined by the Compensation Committee, (iv) cause an award to be assumed, or new rights to be substituted for the award, by another entity, or (v) make such other provision as the Compensation Committee may consider equitable and in the best interests of the Company.

As of December 31, 2011, 3,094,562 shares were subject to outstanding options granted under the 2007 Omnibus Plan, and 2,440,091 shares were available for future grants under the 2007 Omnibus Plan.

Security Ownership of Certain beneficial Owners and Management

The following table sets forth information as of April 13, 2012 as to the Common Stock beneficially owned by (i) all directors, (ii) each Named Executive Officer, (iii) current directors and executive officers of the Company as a group, and (iv) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock. Unless otherwise noted, this information has been provided by the persons named in the table.

	Amount of Beneficial Ownership (1)		Percentage (2)
Directors
Jason M. Aryeh	249,183	(3)	*
David L. Castaldi	189,389	(4)	*
Geoffrey F. Cox, Ph.D.	239,679	(5)	*
Peter Davis	132,630	(6)	*
Richard A. Harvey, Jr.	164,996	(7)	*

Named Executive Officers
Raafat E.F. Fahim, Ph.D.	1,070,328	(8)	2.5%
Paul D. Kessler, M.D.	481,241	(9)	1.1%
Matthew W. Kalnik, Ph.D.	190,050	(10)	*

Current Directors and Executive Officers as a group (8 persons)	2,717,496	(11)	6.3%

5% Beneficial Owners
Renaissance Technologies LLC and Renaissance Technologies Holding Corporation 300 Third Avenue New York, NY 10022	2,772,843	(12)	6.5%
The Vanguard Group, Inc. 100 Vanguard Avenue Malvern, PA 19355	2,308,413	(13)	5.4%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	2,377,972	(14)	5.5%

*	Less than 1%

(1)	Unless otherwise noted, the nature of beneficial ownership consists of sole voting and investment power. No director or named executive officer has pledged any of his or her Common Stock as security.

(2)	Based on 42,877,226 shares of Common Stock outstanding as of April 13, 2012.

(3)	Consists of (i) 131,183 shares beneficially owned by Jason Aryeh through his relationship with JALAA Equities, LP and JLV Investments, LP (the Aryeh Entities); and (ii) 118,000 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012. Mr. Aryeh disclaims beneficial ownership of all securities beneficially owned by the Aryeh Entities, except to the extent of any indirect pecuniary interest he may have therein.

(4)	Consists of (i) 49,189 shares of Common Stock owned by Mr. Castaldi; (ii) 6,200 shares of Common Stock owned by Mr. Castaldi’s wife and daughters; and (iii) 134,000 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(5)	Consists of (i) 25,679 shares of Common Stock owned directly by Dr. Cox and (ii) 214,000 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(6)	Consists of (i) 14,630 shares of Common Stock owned by the Davis Family Trust dated August 29, 1996, of which Mr. Davis is a Trustee; and (ii) 118,000 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(7)	Consists of (i) 30,996 shares of Common Stock owned by jointly by Mr. Harvey and his wife; and (ii) 134,000 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(8)	Consists of (i) 298,724 shares of Common Stock owned by Dr. Fahim; (ii) 1,000 shares held jointly with Dr. Fahim’s spouse; (iii) 73,750 shares of restricted Common Stock which are subject to future vesting but which may be voted; and (iv) 696,854 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(9)	Consists of (i) 37,628 shares of Common Stock owned by Dr. Kessler; (ii) 52,500 shares of restricted Common Stock which are subject to future vesting but which may be voted; and (iii) 376,113 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(10)	Consists of (i) 28,925 shares of Common Stock owned by Dr. Kalnik; (ii) 39,000 shares of restricted Common Stock which are subject to future vesting but which may be voted; and (iii) 122,125 shares of Common Stock that may be acquired under stock options that are presently exercisable or will be exercisable on May 31, 2012.

(11)	See notes 3 though 10.

(12)	The information in the table and this note is derived from a Schedule 13G/A filed with the SEC on February 13, 2012 by Renaissance Technologies LLC and Renaissance Technologies Holding Corporation. Renaissance Technologies LLC and Renaissance Technologies Holding Corporation each have (i) sole power to vote or to direct the vote of 2,331,237 shares of common stock; (ii) sole power to dispose or to direct the disposition of 2,419,772 shares of common stock; and (iii) shared power to dispose of or direct the disposition of 353,071 shares of common stock.

(13)	The information in the table and this note is derived from a Schedule 13G/A filed with the SEC on February 06, 2012 by The Vanguard Group, Inc., which has (i) sole power to vote or direct the vote of 61,529 shares of common stock; (ii) sole power to dispose or director the disposition of 2,246,884 shares of common stock; and (iii) shared power to dispose or direct the disposition of 61,529 shares of common stock.

(14)	The information in the table and this note is derived from a Schedule 13G/A filed with the SEC on February 13, 2012 by BlackRock, Inc., which has (i) sole power to vote or to direct the vote; and (ii) sole power to dispose or to direct the disposition of 2,377,972 shares of common stock.

Changes in Control

On April 22, 2012, the Company entered into a merger implementation agreement with Biota Holdings Limited, a Melbourne, Australia company (“Biota”), pursuant to which, among other things, the Company and Biota will undertake a business combination under Australian corporate law such that each ordinary share of Biota capital stock will be exchanged for newly issued shares of the Company’s common stock, and Biota will become a wholly-owned subsidiary of the Company (the “Merger”). Immediately after the closing of the Merger, the shares of the Company’s common stock issued to former Biota stockholders will represent approximately 74% of the outstanding common stock of the combined company, and the shares of common stock held by the Company’s current stockholders will represent approximately 26% of the outstanding common stock of the combined company. The Board of Directors of the Company immediately after the closing of the Merger will be composed of two current directors of the Company and six current directors of Biota.

Consummation of the Merger is subject to customary conditions for a business combination of this type under Australian and Delaware corporate law, including approval of the Merger by the stockholders of Biota in accordance with applicable Australian law and approval by the Company’s stockholders of amendments to the Company’s certificate of incorporation and the issuance of new shares of Company common stock to current Biota stockholders in the Merger.

Additional information about the Merger is contained in the Company’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on April 23, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Nominating and Governance Committee charter contains a related party transaction policy. The policy applies to any transaction with a related person that is required to be disclosed in the Company’s SEC filings pursuant to Item 404(a) of Regulation S-K under the Exchange Act. In general, that rule requires disclosure of any transaction in which the Company is a participant, the aggregate amount involved exceeds $120,000, and any related person has or will have a direct or indirect material interest. A “related person” means any director or executive officer, any nominee for director, any immediate family member of a director or executive officer of the Company or of any nominee for director, or any greater than 5% stockholder of the Company. Related party transactions that are subject to the policy will be referred to the Nominating and Governance Committee for review, approval, ratification or other action. In reviewing related party transactions, the Nominating and Governance Committee of the Board may take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

The Nominating and Governance Committee did not review any transactions in 2011 in connection with its related party transaction policy.

Director Independence

The Board has determined that all members who served in 2011 with the singular exception of Dr. Fahim are independent directors, as defined under the Nasdaq Marketplace Rules. Furthermore, all of the Audit Committee members are independent, as independence for audit committee members is defined under the Nasdaq Marketplace Rules; all of the Compensation Committee members are independent, as independence for compensation committee members is defined under the Nasdaq Marketplace Rules; and all members of the Nominating and Governance Committee, which is comprised of all members of the board except Dr. Fahim, are independent, as independence for nominating committee members is defined under the Nasdaq Marketplace Rules. Dr. Cox serves as non-executive Chairman of the Board and there are no family relationships among any of the directors or executive officers of the Company.

Item 14.	Principal Accounting Fees and Services

Independent Auditor’s Fees

The following table sets forth the aggregate fees and expenses billed by Ernst & Young LLP for each of the Company’s last two fiscal years.

	2011		2010
Audit fees	$366,407	(1)	$389,393	(1)
Audit fees, Irish subsidiaries	16,013	(2)	15,374	(2)

Total fees	$382,420		$404,767

(1)	Includes fees and expenses billed in connection with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	The amounts were billed in Euros. Therefore, for presentation purposes we translated by the average foreign exchange rate for year billed, as provided by the IRS (0.748).

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee or its Chairman pre-approves all auditing and non-audit services (except de minimis non-audit services and auditing services within the scope of an approved engagement of the auditor) provided to the Company by the Company’s independent registered public accounting firm.

Additional Information

This report may be deemed to be filed in respect of the proposed merger and related matters involving Nabi and Biota. In connection with the proposed transactions, Nabi will file with the SEC a proxy statement and will mail or otherwise disseminate the proxy statement and a form of proxy to its shareholders when it becomes available. SHAREHOLDERS AND INVESTORS ARE ENCOURAGED TO READ THE PROXY STATEMENT (AND OTHER RELEVANT MATERIALS) REGARDING THE PROPOSED TRANSACTIONS CAREFULLY AND IN ITS ENTIRETY WHEN IT BECOMES AVAILABLE, AND BEFORE MAKING ANY VOTING DECISION, AS IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE TRANSACTIONS. Shareholders and investors will be able to obtain a free copy of the proxy statement (when available), as well as other filings made by Nabi regarding Nabi Biopharmaceuticals, Biota Holdings Limited and the proposed transactions, without charge, at the SEC website at www.sec.gov. In addition, documents filed with the SEC by Nabi will be available free of charge on the investor relations portion of the Nabi website at www.nabi.com.

Certain Information Regarding Participants

Nabi and certain of its directors and executive officers, may be deemed, under SEC rules, to be participants in the solicitation of proxies from its shareholders in connection with the proposed transactions described above. The names of Nabi’s directors and executive officers and a description of their interests in Nabi are set forth in Nabi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 14, 2012, and Nabi’s Proxy Statement dated April 20, 2011 which was filed with the SEC on the same date. Additional information about the interests of potential participants will be contained in the proxy statement (when filed) and other relevant materials to be filed with the SEC in connection with the proposed transactions. These documents may be obtained from the SEC website and from Nabi in the manner noted above.

Nabi Biopharmaceuticals

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April 2012.

Nabi Biopharmaceuticals

By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D. Chief Executive Officer, President, Acting Chief Financial Officer and Director

Nabi Biopharmaceuticals

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification