Form 10-Q
period 2012-03-31
NABI BIOPHARMACEUTICALS
filed 2012-05-10
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at April 30, 2012, was 42,877,581 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$94,875	$94,310
Marketable securities	—	2,079
Receivables	128	995
Prepaid expenses and other current assets	216	497

Total current assets	95,219	97,881
Property and equipment, net	17	84

Total assets	$95,236	$97,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69	$146
Accrued expenses and other current liabilities	1,020	1,918
Deferred revenue	2,526	2,526
Liabilities of discontinued operations	—	1,662

Total current liabilities	3,615	6,252
Deferred revenue	32,211	32,842

Total liabilities	35,826	39,094

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,357	6,359
Capital in excess of par value	374,134	373,157
Treasury stock	(92,567)	(92,567)
Accumulated deficit	(228,514)	(228,078)

Total stockholders’ equity	59,410	58,871

Total liabilities and stockholders’ equity	$95,236	$97,965

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended
	March 31, 2012	March 26, 2011
Revenue:
Revenue	$632	$9,173
Operating expenses:
Cost of services	—	625
Research and development expenses	1,518	5,335
General and administrative expenses	1,277	1,342

Total operating costs	2,795	7,302

Operating income (loss)	(2,163)	1,871
Interest income	32	72
Other income (expense), net	33	37

Income (loss) from continuing operations before income taxes	(2,098)	1,980
Benefit from income taxes	671	—

Income (loss) from continuing operations	(1,427)	1,980
Income from discontinued operations, net of tax provision	991	—

Net income (loss)	$(436)	$1,980

Basic income (loss) per share:
Continuing operations	$(0.03)	$0.05
Discontinued operations	$0.02	$—

Diluted income (loss) per share:
Continuing operations	$(0.03)	$0.05
Discontinued operations	$0.02	$—
Basic weighted-average shares outstanding	42,494	42,137

Diluted weighted-average shares outstanding	42,494	42,246

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2012	March 26, 2011
Cash flow from operating activities:
Net income (loss)	$(436)	$1,980
Income from discontinued operations, net of tax provision	991	—

Net income (loss) from continuing operations	(1,427)	1,980
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	17	65
Non-cash intra-period tax allocation	(671)	—
Share-based compensation	976	570
Loss on the sale of property and equipment	—	29
Changes in assets and liabilities:
Receivables	867	(5,450)
Prepaid expenses and other assets	279	(31)
Accounts payable, accrued expenses and other liabilities	(924)	(2,499)
Deferred revenue	(632)	(3,267)

Net cash used in operating activities	(1,515)	(8,603)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	2,080	13,836

Net cash provided by investing activities	2,080	13,836

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	—	295

Net cash provided by financing activities	—	295

Net increase in cash and cash equivalents	565	5,528
Cash and cash equivalents at beginning of period	94,310	53,564

Cash and cash equivalents at end of period	$94,875	$59,092

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

Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. We suffered a significant setback in 2011 when NicVAX did not achieve the primary endpoint in two Phase III efficacy trials conducted in the U.S. As of March 31, 2012, our remaining assets include the following: (i) $94.9 million of cash and cash equivalents, (ii) the potential residual value of NicVAX as well as any next-generation nicotine vaccine which was licensed to GlaxoSmithKline Biologicals S.A. (GSK) in 2010, (iii) the potential royalty from Phoslyra which was sold to Fresenius USA Manufacturing, Inc. (Fresenius) in 2006, and (iv) the potential value of our net operating losses (NOLs).

Merger Agreement with Biota Holdings Limited. On April 22, 2012, we entered into a merger implementation agreement (Merger Agreement) with Biota Holdings Limited, a Melbourne, Australia company (Biota), pursuant to which, among other things, Nabi and Biota will undertake a business combination under Australian corporate law such that each ordinary share of Biota capital stock will be exchanged for newly issued shares of Nabi common stock, and Biota will become a wholly-owned subsidiary of Nabi (the Merger). In connection with the Merger, Nabi will change its name to “Biota Pharmaceuticals, Inc.” but will remain listed on the NASDAQ Stock Market as its sole stock exchange listing and be headquartered in the United States.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger:

•

Each Biota share outstanding immediately prior to the effective time will be transferred to Nabi in exchange for 0.669212231 Nabi shares (as such amount may be adjusted pursuant to the terms of the Merger Agreement). Immediately after the closing of the Merger, the Nabi shares issued to former Biota stockholders will represent approximately 74% of Nabi’s outstanding common stock, and the shares of common stock held by current Nabi stockholders will represent approximately 26% of Nabi’s outstanding common stock;

•	The board of directors of Nabi will consist of six Biota directors and two Nabi directors; and

•

Biota’s current Chief Executive Officer and Chief Financial Officer are expected to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Nabi until the appointment of new U.S.—based management.

Prior to the closing of the Merger Agreement, subject to the terms and conditions of the Merger Agreement:

•

Nabi intends to return to Nabi’s stockholders excess cash above $54 million (which is required to be delivered to the combined company), after satisfying and reserving for outstanding liabilities, through a dividend, return of capital or repurchase of outstanding Nabi shares, or a combination thereof. We currently estimate the amount of cash to be returned to Nabi stockholders to be in the range of $25 to 30 million; and

•

Nabi plans to distribute to its stockholders contingent value rights providing certain payment rights arising from cash received by Nabi from a future sale, transfer, license or similar transaction involving our NicVAX program assets.

Consummation of the Merger is subject to customary conditions for a business combination of this type under Australian and Delaware corporate law, including, among others, (i) approval of the Merger by the stockholders of Biota in accordance with applicable Australian law, (ii) the affirmative vote of the holders of a majority of the issued and outstanding Nabi shares at a meeting of stockholders (the Nabi Shareholder Meeting) approving amendments to the certificate of incorporation of Nabi to (a) increase the number of authorized Nabi Shares to 200,000,000, principally to allow for the issuance of additional Nabi Shares to pay the Merger consideration, and (b) change the name of Nabi to “Biota Pharmaceuticals, Inc.,” and (iii) the affirmative vote of the holders of a majority of the votes cast at the Nabi stockholder meeting approving issuance of new Nabi shares to Biota stockholders in the Merger, as required by the rules of the NASDAQ Stock Market.

Each party’s obligation to consummate the Merger is subject to certain other conditions, including approval of the Merger by the Supreme Court of Victoria, Australia, the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other competition laws, the absence of any injunction, restraint or governmental restriction making illegal or restraining the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the other party’s representations and warranties contained in the Merger Agreement that are qualified as to materiality, the accuracy in all material respects of the other party’s representations and warranties contained in the Merger Agreement that are not qualified as to materiality, the other party’s performance in all material respects of all obligations to be performed by it under the Merger Agreement, and the absence of any effect, event, occurrence or matter that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the other party of the nature specified in the Merger Agreement. In addition, Biota’s obligation to consummate the Merger is subject to receiving a certificate from Nabi showing that Nabi has a closing net cash balance of no less than $54 million, calculated in accordance with the terms of the Merger Agreement, and the appointment of specified Biota directors to the Nabi board of directors effective as of the closing of the Merger. The parties expect to close the Merger in the third quarter of 2012 subject to satisfaction of these and other closing conditions.

NicVAX Agreement with GSK. In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). During the quarter, GSK informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. However, GSK has not indicated that it has terminated the development of the future generation nicotine vaccine.

Notwithstanding the failure to achieve the primary endpoint in our two Phase III trials, if the future generation nicotine vaccine being developed by GSK is successful, GSK will pay us up to a total of $290 million in contingent milestone payments as follows: (i) up to $47 million based on Phase II and Phase III clinical trial-related milestones, (ii) up to $34 million based on obtaining regulatory approval in certain major market countries, and (iii) up to a total of $209 million based on tiered annual sales of future generation candidates. GSK also will pay us royalty payments on annual net sales of future generation candidates, beginning at 5% and potentially increasing on incremental sales to as high as 7%, with the increase depending on whether annual net sales of future generation candidates meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million.

PentaStaph Sale to GSK. In November 2009, we sold our PentaStaph product candidate and related assets to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million up-front payment and $26 million payable upon achievement of certain milestones, all of which we have received. During the second quarter of 2011 we completed our work to help develop PentaStaph under contract with GSK.

PhosLo. In 2006, we sold certain assets related to our PhosLo operations to Fresenius. Under the sale agreement, we are entitled to additional contingent milestone payments of $2.5 million upon approval of a new indication for PhosLo and royalties of up to $65.0 million on annual sales of Phoslyra, a new formulation of PhosLo, over a base amount of $32 million for 10 years after the November 14, 2006 closing date. To date, annual sales of Phoslyra have not exceeded the base amount, and we have not recognized any royalty revenue from those sales.

NOTE 2 BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The condensed consolidated balance sheet at December 31, 2011, has been derived from audited consolidated financial statements as of that date. The interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these condensed consolidated financial statements are read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Principles of consolidation: The condensed consolidated financial statements include the accounts of Nabi Biopharmaceuticals and our wholly-owned subsidiaries (referred to as “Nabi,” the “Company,” “us,” or “we” throughout this report). All significant inter-company accounts and transactions are eliminated in consolidation. All of our wholly-owned subsidiaries are dormant or are otherwise non-operative.

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

Fiscal year periods: Historically, our fiscal year ended on the last Saturday of December. Consequently, we periodically had a 53-week fiscal year. In 2012, we amended our By-Laws to change our fiscal year end to a calendar basis; this prospective change did not have a material impact on our financial condition and results of operations for any periods presented.

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of March 31, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, government agency and Federal Deposit Insurance Corporation backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at fair value; unrealized gains and losses on those securities are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the first quarter of 2012. Our investment policies and procedures are reviewed periodically by management and our audit committee to minimize credit risk.

Concentration of credit risk: Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, marketable securities and receivables. The Company maintains cash deposits at major financial institutions with high credit quality. The Company’s operating accounts exceeded the Federal Deposit Insurance Corporation limits of $250,000. Cash equivalents primarily consist of short-term money market funds, which are deposited with reputable financial institutions. At December 31, 2011, the Company’s marketable investments consist primarily of United States government agency securities as well as corporate debt securities and commercial paper. The Company’s investment policy limits investments to only investment-grade securities with the objective to preserve principal and maintain sufficient liquidity to meet operational objectives. The Company’s receivables are with one customer, who has a history of paying timely. The Company’s receivables are expected to be collected.

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

License fees received that do not have stand-alone value are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee established in connection with our option and license agreement with GSK related to NicVAX is currently expected to operate for 190 months from the date of the agreement (or through December 2025). Our efforts under the joint steering committee established in connection with our asset purchase agreement with GSK related to PentaStaph were completed in the second quarter of 2011.

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

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In the first quarter 2011 we recorded approximately $0.3 million of cost reimbursements from government grants as an offset to research and development expenses.

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options. The dilutive impact of dilutive potential common shares resulting from stock options is determined by applying the treasury stock method. For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

Because of our net income in the first quarter of 2011, the computation of diluted income per share differed from the computation of basic income per share as a result of a (i) numerator adjustment for net income allocated to participating securities and (ii) denominator adjustment related to stock options using the treasury stock method. For the quarters ended March 31, 2012 and March 26, 2011, approximately 4.0 million potentially dilutive shares have been excluded in the calculation of diluted net loss per share, respectively, as their inclusion would be anti-dilutive.

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

Recent accounting standards: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company adopted the provisions of ASU 2011-05 in the first quarter of 2012. As the Company’s net income (loss) was the same as comprehensive income (loss), the Company did not include a statement of comprehensive income (loss).

New accounting pronouncements: We have evaluated all Accounting Standards Updates through the date the financial statements were issued and believe the adoption of these will not have a material impact to our results of operations or financial position.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale marketable securities by security classification as of December 31, 2011 (none at March 31, 2012), were as follows:

December 31, 2011 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Government-sponsored securities	$993	$—	$—	$993
Corporate debt securities	1,086	—	—	1,086

Total securities	$2,079	$—	$—	$2,079

During the three months ended March 31, 2012 and March 26, 2011 we had no realized gains (losses) on sales of available-for-sale marketable securities. Gains and losses on available-for-sale marketable securities are based on the specific identification method. The contractual maturities of all of our available-for-sale investments as of December 31, 2011 were less than 12 months.

NOTE 4 DISCONTINUED OPERATIONS

During 2006, we assessed our pricing programs under Medicare/Medicaid and other governmental pricing programs for the period from 2002 through the second quarter of 2006. In connection with the 2006 review, we identified additional liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs. The estimated liability related to these programs was approximately $1.7 million at December 31, 2011. In the first quarter 2012, we undertook an assessment of the remaining liabilities and concluded that these remaining liabilities should be eliminated after determining that any remaining obligations related to the programs were not material.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S., with various states and foreign jurisdictions, and are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of March 31, 2012, we recorded a valuation allowance against all of our deferred tax assets.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish accruals for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These accruals are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these accruals in light of changing facts and circumstances, such as the outcome of a tax audit.

Under the tax statute of limitations applicable to the Internal Revenue Code, we are no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2005. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited when used on returns filed in the future. Under the statutes of limitation applicable to most state income tax laws, we are no longer subject to state income tax examinations by tax authorities for years before 2005 in states in which we have filed income tax returns. Certain states may take the position that we are subject to income tax in such states even though we have not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2005. We are subject to foreign tax examinations by tax authorities for all years of operation.

NOTE 6 FAIR VALUE DISCLOSURES

We follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of our assets and liabilities. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair value at March 31, 2012 and December 31, 2011. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy.

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

The inputs used in measuring the fair value of our available-for-sale marketable securities at December 31, 2011 (none at March 31, 2012) are considered to be Level 2 in accordance with the three-tier fair value hierarchy. These securities are valued using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. To assess the fair value of these securities, we obtain fair values from an independent third-party valuation service provider. As we are responsible for the determination of fair value, we review the values provided by the independent third-party valuation service provider for reasonableness, which could include reviewing other publicly available information.

December 31, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored securities	$993	$—	$993	$—
Corporate debt securities	1,086	721	365	$—

Total securities	$2,079	$721	$1,358	$—

NOTE 7 SHARE BASED COMPENSATION

A summary of option activity under our stock compensation plans as of March 31, 2012, and the changes during the first three months of 2012 is presented below:

Number of Options
Options
Outstanding at December 31, 2011	4,053,652
Granted	1,000
Exercised	—
Forfeited	(18,970)
Expired	(195,976)

Outstanding at March 31, 2012	3,839,706

Exercisable at March 31, 2012	2,797,577

We granted options to purchase 1,000 shares at an exercise price of $1.89 during the first three months of 2012, with an average fair value at the date of grant of $.96. The grant becomes exercisable between one and three years after the date of grant. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing formula and amortize expense over the option’s vesting period using the straight-line attribution approach.

A summary of our restricted stock awards as of March 31, 2012 and the changes during the first three months of 2012 is presented below:

Number of Awards
Awards
Nonvested at December 31, 2011	405,977
Granted	—
Vested	(38,704)
Forfeited	(15,024)

Nonvested at March 31, 2012	352,249

Share-based compensation expense for the three months ended March 31, 2012 and March 26, 2011 was $1.0 million and $0.6 million, respectively.

NOTE 8 LICENSES AND ROYALTY ARRANGEMENTS

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

During the quarter, GSK informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. However, GSK has not indicated that it terminated the development of the future generation nicotine vaccine.

Notwithstanding the failure to achieve the primary endpoint in our two Phase III trials, if the future generation nicotine vaccine being developed by GSK is successful, GSK will pay us up to a total of $290 million in contingent milestone payments as follows: (i) up to $47 million based on Phase II and Phase III clinical trial-related milestones, (ii) up to $34 million based on obtaining regulatory approval in certain major market countries, and (iii) up to a total of $209 million based on tiered annual sales of future generation candidates. GSK also will pay us royalty payments on annual net sales of future generation candidates, beginning at 5% and potentially increasing on incremental sales to as high as 7%, with the increase depending on whether annual net sales of future generation candidates meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million. We believe all future milestones under the NicVAX agreement to be substantive as they are at risk until achieved. The probability of us receiving future contingent milestones is uncertain as it is based on the achievement of various success-based development and regulatory approvals contingent upon the occurrence of various future events, most of which have a high degree of uncertainty of occurring.

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

NOTE 9 NOL RIGHTS AGREEMENT

On August 25, 2011, our Board of Directors adopted a stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, as rights agent, in an effort to prevent an “ownership change” under Section 382 from occurring and thereby protect the value of our net operating losses. Under the Rights Agreement, the Board of Directors declared a non-taxable dividend of one preferred share purchase right for each outstanding share of common stock to be distributed to stockholders of record on August 25, 2011. Concurrent with the signing of the Merger Agreement with Biota, Nabi and the rights agent amended the Rights Agreement to terminate the rights under the Rights Agreement.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about potential strategic transactions, products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to successfully complete the proposed merger between Nabi and Biota or any other strategic transaction; realize any value for NicVAX in light of our two failed Phase III clinical trials; obtain a successful result in a remaining clinical trial for NicVAX or realize any value from a successful result; have GSK successfully develop and commercialize any future generation candidate nicotine vaccine; terminate existing NicVAX contract manufacturing and development agreements without significant penalties; collect any further milestones and royalty payments under the PhosLo agreement; maintain sufficient patent protection; avoid products liability claims; maintain sufficient insurance; and use our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three months ended March 31, 2012 and March 26, 2011. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company that has focused on the development of vaccines addressing unmet medical needs, including nicotine addiction. We have sought to leverage our experience and knowledge in powering the human immune system to target these serious unmet medical needs. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. We suffered a significant setback in 2011 when NicVAX did not achieve the primary endpoint in two Phase III efficacy trials conducted in the U.S. As of March 31, 2012, our remaining assets include the following: (i) $94.9 million of cash and cash equivalents, (ii) the potential residual value of NicVAX as well as any next-generation nicotine vaccine which was licensed to GlaxoSmithKline Biologicals S.A. (GSK) in 2010, (iii) the potential royalty from Phoslyra which was sold to Fresenius USA Manufacturing, Inc. (Fresenius) in 2006, and (iv) the potential value of our net operating losses (NOLs).

Merger Agreement with Biota Holdings Limited. On April 22, 2012, we entered into a merger implementation agreement (Merger Agreement) with Biota Holdings Limited, a Melbourne, Australia company (Biota), pursuant to which, among other things, Nabi and Biota will undertake a business combination under Australian corporate law such that each ordinary share of Biota capital stock will be exchanged for newly issued shares of Nabi common stock, and Biota will become a wholly-owned subsidiary of Nabi (the Merger). In connection with the Merger, Nabi will change its name to “Biota Pharmaceuticals, Inc.” but will remain listed on the NASDAQ Stock Market as its sole stock exchange listing and be headquartered in the United States.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger:

•

Each Biota share outstanding immediately prior to the effective time will be transferred to Nabi in exchange for 0.669212231 Nabi shares (as such amount may be adjusted pursuant to the terms of the Merger Agreement). Immediately after the closing of the Merger, the Nabi shares issued to former Biota stockholders will represent approximately 74% of Nabi’s outstanding common stock, and the shares of common stock held by current Nabi stockholders will represent approximately 26% of Nabi’s outstanding common stock;

•	The board of directors of Nabi will consist of six Biota directors and two Nabi directors; and

•

Biota’s current Chief Executive Officer and Chief Financial Officer are expected to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Nabi until the appointment of new U.S.- based management.

Prior to the closing of the Merger Agreement, subject to the terms and conditions of the Merger Agreement:

•

Nabi intends to return to Nabi’s stockholders excess cash above $54 million (which is required to be delivered to the combined company), after satisfying and reserving for outstanding liabilities, through a dividend, return of capital or repurchase of outstanding Nabi shares, or a combination thereof. We currently estimate the amount to cash to be returned to Nabi stockholders to be in the range of $25 to 30 million; and

•

Nabi plans to distribute to its stockholders contingent value rights providing certain payment rights arising from cash received by Nabi from a future sale, transfer, license or similar transaction involving our NicVAX program assets.

Consummation of the Merger is subject to customary conditions for a business combination of this type under Australian and Delaware corporate law, including, among others, (i) approval of the Merger by the stockholders of Biota in accordance with applicable Australian law, (ii) the affirmative vote of the holders of a majority of the issued and outstanding Nabi shares at a meeting of stockholders (the Nabi Shareholder Meeting) approving amendments to the certificate of incorporation of Nabi to (a) increase the number of authorized Nabi Shares to 200,000,000, principally to allow for the issuance of additional Nabi Shares to pay the Merger consideration, and (b) change the name of Nabi to “Biota Pharmaceuticals, Inc.” , and (iii) the affirmative vote of the holders of a majority of the votes cast at the Nabi Shareholder Meeting approving issuance of new Nabi shares to Biota stockholders in the Merger, as required by the rules of the NASDAQ Stock Market (collectively, the Shareholder Approval).

Each party’s obligation to consummate the Merger is subject to certain other conditions, including approval of the Merger by the Supreme Court of Victoria, Australia, the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other competition laws, the absence of any injunction, restraint or governmental restriction making illegal or restraining the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the other party’s representations and warranties contained in the Merger Agreement that are qualified as to materiality, the accuracy in all material respects of the other party’s representations and warranties contained in the Merger Agreement that are not qualified as to materiality, the other party’s performance in all material respects of all obligations to be performed by it under the Merger Agreement, and the absence of any effect, event, occurrence or matter that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the other party of the nature specified in the Merger Agreement. In addition, Biota’s obligation to consummate the Merger is subject to receiving a certificate from Nabi showing that Nabi has a closing net cash balance of no less than $54 million, calculated in accordance with the terms of the Merger Agreement, and the appointment of specified Biota directors to the Nabi board of directors effective as of the closing of the Merger. The parties expect to close the Merger in the third quarter of 2012 subject to satisfaction of these and other closing conditions.

NicVAX Agreement with GSK. In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). During the quarter, GSK informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. However, GSK has not indicated that it has terminated the development of the future generation nicotine vaccine.

Notwithstanding the failure to achieve the primary endpoint in our two Phase III trials, if the second generation nicotine vaccine being developed by GSK is successful, GSK will pay us up to a total of $290 million in contingent milestone payments as follows: (i) up to $47 million based on Phase II and Phase III clinical trial-related milestones, (ii) up to $34 million based on obtaining regulatory approval in certain major market countries, and (iii) up to a total of $209 million based on tiered annual sales of future generation candidates. GSK also will pay us royalty payments on annual net sales of future generation candidates, beginning at 5% and potentially increasing on incremental sales to as high as 7%, with the increase depending on whether annual net sales of future generation candidates meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million.

PentaStaph Sale to GSK. In November 2009, we sold our PentaStaph product candidate and related assets to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million up-front payment and $26 million payable upon achievement of certain milestones, all of which we have received. During the second quarter of 2011 we completed our work to help develop PentaStaph under contract with GSK.

PhosLo. In 2006, we sold certain assets related to our PhosLo operations to Fresenius. Under the sale agreement, we are entitled to additional contingent milestone payments of $2.5 million upon approval of a new indication for PhosLo and royalties of up to $65.0 million on annual sales of Phoslyra, a new formulation of PhosLo, over a base amount of $32 million for 10 years after the November 14, 2006 closing date. To date, annual sales of Phoslyra have not exceeded the base amount, and we have not recognized any royalty revenue from those sales.

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 26, 2011

Revenue. Revenue reflects (i) the amortization of the initial upfront payment received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the first quarter of 2012 of $0.6 million related solely to amortization of the initial upfront payment under our NicVAX agreement. Total revenue in the first quarter of 2011 of $9.2 million included $3.3 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, $5.0 million for a completed PentaStaph milestone, and $0.9 million for services under the PentaStaph and NicVAX agreements. The decrease in revenue from 2011 to 2012 reflects the completion of activity under the PentaStaph agreement as well as completion of services provided to GSK.

Cost of services. We had no cost of services in the first three months of 2012 compared to cost of services of $0.6 million for the first three months of 2011, all of which was related to services provided to GSK. All such services were completed in 2011.

Research and development expenses. Research and development expenses were $1.5 million and $5.3 million for the first quarters of 2012 and 2011, respectively. The decrease is due to a reduction in NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011, as all but one trial was completed in 2011. Research and development expenses, prior to the completion of the proposed Merger, are expected to decrease as we complete our final NicVAX trial.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services during the first quarter of 2011, were $1.3 million for the first quarters of 2012 and 2011.

Income from Discontinued Operations. We generated income from discontinued operations during the first quarter of 2012 of approximately $1.7 million ($1.0 million net of provision for income taxes) as a result of reducing our estimated liabilities related to our pricing programs under Medicare/Medicaid and other governmental pricing programs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at March 31, 2012 totaled $94.9 million compared to $96.4 million on December 31, 2011. The decline is the result of our net cash used in operations during 2012.

Cash used in operating activities from continuing operations was $1.5 million and $8.6 million for the quarters ended March 31, 2012 and March 26, 2011, respectively. The decrease in cash used is primarily the result of non-cash revenue recognized in the first quarter of 2011 (collected in the second quarter of 2011) related to a PentaStaph milestone of $5.0 million and differences in the amount of revenue recognized related to the upfront fees from PentaStaph and NicVAX of $2.6 million.

We believe cash, cash equivalents and marketable securities on hand at March 31, 2012 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

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

License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee related to the NicVAX agreement is currently expected to operate for 190 months from the date of the agreement (or through December 2025). Our efforts under the joint steering committee related to the PentaStaph agreement were completed in the second quarter of 2011.

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

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In the first quarter 2011 we recorded approximately $0.3 million of cost reimbursements from government grants as an offset to research and development expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risk as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A. Risk Factors

Other than the amendment and restatement of the risk factors below concerning our remaining NicVAX clinical trial and our net operating loss carry forwards and the addition of the new risk factor concerning our proposed Merger with Biota, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

We may not be able to realize any value from NicVAX as a combination therapy regardless of the success or failure of our remaining NicVAX clinical trial, which would have a material adverse effect on us.

NicVAX is being studied in an ongoing investigator-initiated combination clinical trial in the Netherlands with Pfizer’s varenicline (Chantix/Champix). An unfavorable result from this trial will adversely affect our ability to realize any remaining value for NicVAX and would negate the value of any contingent value rights (CVRs) issued to stockholders. Even if the trial is successful, we may not realize any value for NicVAX. Further, any effort to seek additional value for NicVAX in the event of a successful trial will require spending additional funds to analyze the data and negotiate a sale or licensing transaction or possibly to conduct, or contribute funding or materials toward, additional clinical trials. There can be no assurance that such funds will be spent, that any sale or licensing transaction will be completed, or that there will be any distribution to stockholders under any CVR.

Our ability to use our federal and state net operating loss carry forwards to reduce taxable income generated in the future could be substantially limited or eliminated.

Our ability to use our net operating losses is subject to an annual limitation due to ownership changes that may have occurred or that could occur in the future, as determined by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state regulations. Depending on the actual amount of any limitation on our ability to use our net operating loss carry forwards, a significant portion of our future taxable income could be subject to federal and/or state income tax, creating federal and/or state income tax liabilities. Additionally, such limitation may result in our net operating losses expiring before we have the ability to use them. Moreover, the Internal Revenue Service may not agree with the amount or timing of prior losses, thereby further limiting our net operating loss carry forward. On August 25, 2011, we entered into a Rights Agreement with American Stock Transfer & Trust Company, LLC, as rights agent, in an effort to prevent an “ownership change” under Section 382 from occurring and thereby protect the value of our net operating losses. On April 20, 2012, we amended the Rights Agreement to provide that the rights terminated immediately prior to the execution of the Merger Agreement with Biota. Our completion of the Merger under the Merger Agreement with Biota will result in an “ownership change” under Section 382 and will significantly limit our ability to realize any value from our net operating losses.

We may not be able to complete the proposed merger with Biota Holdings Limited

On April 22, 2012, the Company entered into a Merger Agreement with Biota pursuant to which Nabi and Biota will undertake a business combination under Australian corporate law such that each ordinary share of Biota capital stock will be exchanged for newly issued shares of Nabi common stock, and Biota will become a wholly-owned subsidiary of Nabi. Completion of the Merger is subject to various customary closing conditions including, but not limited to, the affirmative vote of the holders of not less than a majority of the shares of the Company’s common stock outstanding and entitled to vote and certain regulatory approvals. The Company currently anticipates that the proposed merger will be completed in the third quarter of 2012. There can be no assurance, however, that we will be able to complete the Merger when anticipated or at all.

Item 6. Exhibits

2.1	Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2012).

3.1	By-Laws of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2012).

4.1	First Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2012).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 26, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 26, 2011 and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: May 10, 2012	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

2.1	Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 23, 2012)

3.1	By-Laws of Nabi Biopharmaceuticals (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2012)

4.1	First Amendment to Rights Agreement (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 26, 2012)

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 26, 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 26, 2011 and (iv) related notes.