Form 10-Q
period 2012-06-30
NABI BIOPHARMACEUTICALS
filed 2012-08-09
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at August 3, 2012, was 28,328,389 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$92,649	$94,310
Marketable securities	—	2,079
Receivables	—	995
Prepaid expenses and other current assets	301	497

Total current assets	92,950	97,881
Property and equipment, net	—	84

Total assets	$92,950	$97,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$146
Accrued expenses and other current liabilities	1,435	1,918
Deferred revenue	2,526	2,526
Liabilities of discontinued operations	—	1,662

Total current liabilities	4,036	6,252
Deferred revenue	31,579	32,842

Total liabilities	35,615	39,094

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,357	6,359
Capital in excess of par value	374,792	373,157
Treasury stock	(92,567)	(92,567)
Accumulated deficit	(231,247)	(228,078)

Total stockholders’ equity	57,335	58,871

Total liabilities and stockholders’ equity	$92,950	$97,965

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Revenue:
Revenue	$631	$3,744	$1,263	$12,917
Operating expenses:
Cost of services	—	549	—	1,174
Research and development expenses	1,330	6,456	2,848	11,791
General and administrative expenses	2,176	1,426	3,453	2,768

Total operating costs	3,506	8,431	6,301	15,733

Operating loss	(2,875)	(4,687)	(5,038)	(2,816)
Interest income	33	50	65	122
Other income (expense), net	109	38	142	75

Loss from continuing operations before income taxes	(2,733)	(4,599)	(4,831)	(2,619)
Benefit from income taxes	—	—	671	—

Loss from continuing operations	(2,733)	(4,599)	(4,160)	(2,619)
Income from discontinued operations, net of tax provision	—	—	991	—

Net loss	$(2,733)	$(4,599)	$(3,169)	$(2,619)

Basic income (loss) per share:
Continuing operations	$(0.06)	$(0.11)	$(0.10)	$(0.06)
Discontinued operations	$—	$—	$0.02	$—
Diluted income (loss) per share:
Continuing operations	$(0.06)	$(0.11)	$(0.10)	$(0.06)
Discontinued operations	$—	$—	$0.02	$—
Basic weighted-average shares outstanding	42,664	42,307	42,578	42,221

Diluted weighted-average shares outstanding	42,664	42,307	42,578	42,221

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,	June 25,
	2012	2011
Cash flow from operating activities:
Net loss	$(3,169)	$(2,619)
Income from discontinued operations, net of tax provision	991	—

Net loss from continuing operations	(4,160)	(2,619)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	34	110
Non-cash intra-period tax allocation	(671)	—
Share-based compensation	1,634	1,215
Loss on sale of property and equipment	—	29
Changes in assets and liabilities:
Receivables	995	304
Prepaid expenses and other assets	196	(417)
Accounts payable, accrued expenses and other liabilities	(505)	(1,119)
Deferred revenue	(1,263)	(6,534)

Net cash used in operating activities	(3,740)	(9,031)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	2,079	52,035
Purchases of marketable securities	—	(10,632)
Proceeds from sales of property and equipment	—	158
Capital expenditures	—	(1)

Net cash provided by investing activities	2,079	41,560

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	—	525

Net cash provided by financing activities	—	525

Net increase (decrease) in cash and cash equivalents	(1,661)	33,054
Cash and cash equivalents at beginning of period	94,310	53,564

Cash and cash equivalents at end of period	$92,649	$86,618

See accompanying notes to condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company that has focused on the development of vaccines addressing unmet medical needs, including nicotine addiction. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland. Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. We suffered a significant setback in 2011 when NicVAX did not achieve the primary endpoint in two Phase III efficacy trials conducted in the U.S. The only remaining trial of NicVAX is the Phase IIb trial in combination with Pfizer’s varenicline being conducted in the Netherlands. If the results of the remaining trial, which are expected before year-end 2012, are positive, we believe the potential residual value of NicVAX will be enhanced. As of June 30, 2012, our remaining assets include the following: (i) $92.6 million of cash and cash equivalents, (ii) the potential residual value of NicVAX as well as any next-generation nicotine vaccine which was licensed to GlaxoSmithKline Biologicals S.A. (GSK) in 2010, (iii) the potential royalty from Phoslyra which was sold to Fresenius USA Manufacturing, Inc. (Fresenius) in 2006, and (iv) the potential value of our net operating losses (NOLs).

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger:

•

Each Biota share outstanding immediately prior to the effective time will be transferred to Nabi in exchange for 0.669212231 Nabi shares (as such amount may be adjusted pursuant to the terms of the Merger Agreement, including an adjustment for the shares purchased pursuant to the tender offer that we just completed). Immediately after the closing of the Merger, the Nabi shares issued to former Biota stockholders will represent approximately 74% of Nabi’s outstanding common stock, and the shares of common stock held by current Nabi stockholders will represent approximately 26% of Nabi’s outstanding common stock;

•	The board of directors of Nabi will consist of six Biota directors and two Nabi directors; and

•

Biota’s current Chief Executive Officer and Chief Financial Officer are expected to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Nabi until the appointment of a new U.S.-based management team.

Prior to the closing of the Merger Agreement, subject to the terms and conditions of the Merger Agreement:

•

Nabi intends to return to Nabi’s stockholders excess cash above $54 million (which is required to be delivered to the combined company), after satisfying and reserving for outstanding liabilities, through a dividend, return of capital or repurchase of outstanding Nabi shares through an issuer tender offer approved by the Board of Directors of Nabi, or a combination thereof. We currently estimate the amount of cash to be returned to Nabi stockholders to be in the range of $25 to $29 million, including the $ 24.4 million that we paid to stockholders who tendered their shares to us in our recently completed tender offer on July 30, 2012; and

•

Nabi plans to distribute to its stockholders contingent value rights providing certain payment rights arising from cash received by Nabi from a future sale, transfer, license or similar transaction involving our NicVAX program assets.

Consummation of the Merger is subject to customary conditions for a business combination of this type under Australian and Delaware corporate law, including, among others, (i) approval of the Merger by the stockholders of Biota in accordance with applicable Australian law, (ii) the affirmative vote of the holders of a majority of the issued and outstanding Nabi shares at a meeting of stockholders approving amendments to the certificate of incorporation of Nabi to (a) increase the number of authorized Nabi Shares to 200,000,000, principally to allow for the issuance of additional Nabi Shares to pay the Merger consideration, and (b) change the name of Nabi to “Biota Pharmaceuticals, Inc.,” and (iii) the affirmative vote of the holders of a majority of the votes cast at the Nabi stockholder meeting approving issuance of new Nabi shares to Biota stockholders in the Merger, as required by the rules of the NASDAQ Stock Market.

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

Tender Offer. On July 30, 2012 we completed a “modified Dutch auction” tender offer for our common stock at a price per share not less than $1.58 and not greater than $1.72 and purchased 14,547,996 shares of our common stock for approximately $24.4 million at an average costs per share of approximately $1.68. We funded the share purchases in the tender offer using available cash on hand.

In response to a preliminary proxy solicitation by Mangrove Partners indicating that they intend to oppose the merger with Biota, Nabi filed an 8-K in which our Board of Directors affirmed its belief that the Merger Agreement with Biota is in the best interest of shareholders.

NicVAX Agreement with GSK. In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). GSK has informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. However, GSK has not indicated that it has terminated the development of the future generation nicotine vaccine.

Notwithstanding the failure to achieve the primary endpoint in our two Phase III trials, if the future generation nicotine vaccine being developed by GSK is successful, GSK will pay us up to a total of $290 million in contingent milestone payments as follows: (i) up to $47 million based on Phase II and Phase III clinical trial-related milestones, (ii) up to $34 million based on obtaining regulatory approval in certain major market countries, and (iii) up to a total of $209 million based on tiered annual sales of future generation candidates. GSK also will pay us royalty payments on annual net sales of future generation candidates, beginning at 5% and potentially increasing on incremental sales to as high as 7%, with the increase depending on whether annual net sales of future generation candidates meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million. The probability of us receiving future contingent milestones or royalties is uncertain as it is based on the achievement of various success-based development and regulatory approvals contingent upon the occurrence of various future events, the occurrence of most of which have a high degree of uncertainty.

PentaStaph Sale to GSK. In November 2009, we sold our PentaStaph product candidate and related assets to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million up-front payment and $26 million payable upon achievement of certain milestones, all of which we have received. We completed our work to help develop PentaStaph under contract with GSK during the second quarter of 2011.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of June 30, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, government agency and Federal Deposit Insurance Corporation backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at fair value; unrealized gains and losses on those securities are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the first six months of 2012. Our investment policies and procedures are reviewed periodically by management and our audit committee to minimize credit risk.

Concentration of credit risk: Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, marketable securities and receivables. The Company maintains cash deposits at major financial institutions with high credit quality. The Company’s operating accounts exceeded the Federal Deposit Insurance Corporation limits of $250,000. Cash equivalents primarily consist of short-term money market funds, which are deposited with reputable financial institutions. At June 30, 2012, the Company’s marketable investments consist primarily of United States government agency securities as well as corporate debt securities and commercial paper. The Company’s investment policy limits investments to only investment-grade securities with the objective to preserve principal and maintain sufficient liquidity to meet operational objectives.

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

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In the first six months of 2011 we recorded approximately $0.3 million of cost reimbursements from government grants as an offset to research and development expenses (none during 2012).

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options. The dilutive impact of dilutive potential common shares resulting from stock options is determined by applying the treasury stock method. For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and six month periods ended June 30, 2012 and June 25, 2011. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

A total of approximately 3.7 million potentially dilutive shares related to stock options have been excluded in the calculation of diluted net loss per share for the three- and six month periods ended June 30, 2012 and a total of approximately 4.6 million potentially dilutive shares for the three- and six periods ended June 25, 2011, as their inclusion would be anti-dilutive.

Share-based compensation: We expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost for stock options is determined at the grant date using an option pricing model; share-based compensation cost for restricted stock is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee's requisite service period.

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

Recent accounting standards: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company adopted the provisions of ASU 2011-05 in the first quarter of 2012. As the Company’s net loss was the same as comprehensive loss, the Company did not include a statement of comprehensive loss.

New accounting pronouncements: We have evaluated all Accounting Standards Updates through the date the financial statements were issued and believe the adoption of these will not have a material impact to our results of operations or financial position.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale marketable securities by security classification as of December 31, 2011 (none at June 30, 2012), were as follows:

December 31, 2011 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Government-sponsored securities	$993	$—	$—	$993
Corporate debt securities	1,086	—	—	1,086

Total securities	$2,079	$—	$—	$2,079

During the six months ended June 30, 2012 and June 25, 2011 we had no realized gains (losses) on sales of available-for-sale marketable securities. Gains and losses on available-for-sale marketable securities are based on the specific identification method. The contractual maturities of all of our available-for-sale investments as of December 31, 2011 were less than 12 months.

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

NOTE 5 INCOME TAXES

We file income tax returns in the U.S., with various states and foreign jurisdictions, and are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of June 30, 2012, we recorded a valuation allowance against all of our deferred tax assets.

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

NOTE 6 FAIR VALUE DISCLOSURES

We follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of our assets and liabilities. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair value at June 30, 2012 and December 31, 2011. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy.

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

The inputs used in measuring the fair value of our available-for-sale marketable securities at December 31, 2011 (none at June 30, 2012) are considered to be Level 2 in accordance with the three-tier fair value hierarchy. These securities are valued using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. To assess the fair value of these securities, we obtain fair values from an independent third-party valuation service provider. As we are responsible for the determination of fair value, we review the values provided by the independent third-party valuation service provider for reasonableness, which could include reviewing other publicly available information.

December 31, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
Government-sponsored securities	$993	$—	$993	$—
Corporate debt securities	1,086	721	365	—

Total	$2,079	$721	$1,358	$—

NOTE 7 TREASURY STOCK

On July 30, 2012 we completed a “modified Dutch auction” tender offer for our common stock at a price per share not less than $1.58 and not greater than $1.72, and purchased 14,547,996 shares of our common stock for approximately $24.4 million at an average cost per share of approximately $1.68.

NOTE 8 SHARE BASED COMPENSATION

A summary of option activity under our stock compensation plans as of June 30, 2012, and the changes during the first six months of 2012 is presented below:

Options	Number of Options
Outstanding at December 31, 2011	4,053,652
Granted	1,000
Exercised	—
Forfeited	(64,198)
Expired	(325,253)

Outstanding at June 30, 2012	3,665,201

Exercisable at June 30, 2012	3,121,084

We granted options to purchase 1,000 shares at an exercise price of $1.89 during the first six months of 2012, with an average fair value at the date of grant of $0.96. The grant becomes exercisable between one and three years after the date of grant. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing formula and amortize expense over the option’s vesting period using the straight-line attribution approach.

A summary of our restricted stock awards as of June 30, 2012 and the changes during the first six months of 2012 is presented below:

Awards	Number of Awards
Nonvested at December 31, 2011	405,977
Granted	—
Vested	(193,503)
Forfeited	(16,220)

Nonvested at June 30, 2012	196,254

Share-based compensation expense for the three months ended June 30, 2012 and June 25, 2011 was $0.7 million and $0.6 million, respectively. Share-based compensation expense for the six months ended June 30, 2012 and June 25, 2011 was $1.6 million and $1.2 million, respectively.

NOTE 9 LICENSES AND ROYALTY ARRANGEMENTS

We have entered into licenses and royalty agreements for our products in development.

PentaStaph: In November 2009, we sold our PentaStaph product candidate and related assets to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million up-front payment and $26 million payable upon achievement of certain milestones, all of which we have received. We completed our work to help develop PentaStaph under contract with GSK during the second quarter of 2011.

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

GSK has informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. However, GSK has not indicated that it terminated the development of the future generation nicotine vaccine.

Notwithstanding the failure to achieve the primary endpoint in our two Phase III trials, if the future generation nicotine vaccine being developed by GSK is successful, GSK will pay us up to $290 million in contingent milestone payments as follows: (i) up to $47 million based on Phase II and Phase III clinical trial-related milestones, (ii) up to $34 million based on obtaining regulatory approval in certain major market countries, and (iii) up to a total of $209 million based on tiered annual sales of future generation candidates. GSK also will pay us royalty payments on annual net sales of future generation candidates, beginning at 5% and potentially increasing on incremental sales to as high as 7%, with the increase depending on whether annual net sales of future generation candidates meet or exceed specified annual sales targets in any calendar year ranging from $300 million to $600 million. We believe all future milestones under the NicVAX agreement to be substantive as they are at risk until achieved. The probability of us receiving future contingent milestones or royalties is uncertain as it is based on the achievement of various success-based development and regulatory approvals contingent upon the occurrence of various future events, the occurrence of most of which have a high degree of uncertainty of occurring.

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

NOTE 10 NOL RIGHTS AGREEMENT

On August 25, 2011, our Board of Directors adopted a stockholder Rights Agreement with American Stock Transfer & Trust Company, LLC, as rights agent, in an effort to prevent an "ownership change" under Section 382 from occurring and thereby protect the value of our net operating losses. Under the Rights Agreement, the Board of Directors declared a non-taxable dividend of one preferred share purchase right for each outstanding share of common stock to be distributed to stockholders of record on August 25, 2011. Concurrent with the signing of the Merger Agreement with Biota, Nabi and the rights agent amended the Rights Agreement to terminate the rights under the Rights Agreement.

NOTE 11 COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about potential strategic transactions, products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, risks relating to our ability to successfully complete the proposed merger between Nabi and Biota or any other strategic transaction; realize any value for NicVAX in light of our two failed Phase III clinical trials; obtain a successful result in a remaining clinical trial for NicVAX or realize any value from a successful result; have GSK successfully develop and commercialize any future generation candidate nicotine vaccine; terminate existing NicVAX contract manufacturing and development agreements without significant penalties; collect any further milestones and royalty payments under the PhosLo agreement; maintain sufficient patent protection; avoid products liability claims; maintain sufficient insurance; and use our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, as amended by our Quarterly Report of Form 10-Q for the quarter ended March 31, 2012 filed with the Securities Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and six months ended June 30, 2012 and June 25, 2011. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company that has focused on the development of vaccines addressing unmet medical needs, including nicotine addiction. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland.

Our sole remaining product currently in development is NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. We suffered a significant setback in 2011 when NicVAX did not achieve the primary endpoint in two Phase III efficacy trials conducted in the U.S. The only remaining trial of NicVAX is the Phase IIb trial in combination with Pfizer’s varenicline being conducted in the Netherlands. If the results of the remaining trial, which are expected before year-end 2012, are positive, we believe the potential residual value of NicVAX will be enhanced. As of June 30, 2012, our remaining assets include the following: (i) $92.6 million of cash and cash equivalents, (ii) the potential residual value of NicVAX as well as any next-generation nicotine vaccine which was licensed to GlaxoSmithKline Biologicals S.A. (GSK) in 2010, (iii) the potential royalty from Phoslyra which was sold to Fresenius USA Manufacturing, Inc. (Fresenius) in 2006, and (iv) the potential value of our net operating losses (NOLs).

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger:

•

Each Biota share outstanding immediately prior to the effective time will be transferred to Nabi in exchange for 0.669212231 Nabi shares (as such amount may be adjusted pursuant to the terms of the Merger Agreement, including an adjustment for the shares purchased pursuant to the tender offer that we just completed). Immediately after the closing of the Merger, the Nabi shares issued to former Biota stockholders will represent approximately 74% of Nabi’s outstanding common stock, and the shares of common stock held by current Nabi stockholders will represent approximately 26% of Nabi’s outstanding common stock;

•	The board of directors of Nabi will consist of six Biota directors and two Nabi directors; and

•

Biota’s current Chief Executive Officer and Chief Financial Officer are expected to serve as the Chief Executive Officer and Chief Financial Officer, respectively, of Nabi until the appointment of a new U.S.—based management team.

Prior to the closing of the Merger Agreement, subject to the terms and conditions of the Merger Agreement:

•

Nabi intends to return to Nabi’s stockholders excess cash above $54 million (which is required to be delivered to the combined company), after satisfying and reserving for outstanding liabilities, through a dividend, return of capital or repurchase of outstanding Nabi shares through an issuer tender offer approved by the Board of Directors of Nabi, or a combination thereof. We currently estimate the amount of cash to be returned to Nabi stockholders to be in the range of $25 to $29 million, including the $24.4 million that we paid to stockholders who tendered their shares to us in our recently completed tender offer on July 30, 2012; and

•

Nabi plans to distribute to its stockholders contingent value rights providing certain payment rights arising from cash received by Nabi from a future sale, transfer, license or similar transaction involving our NicVAX program assets.

Consummation of the Merger is subject to customary conditions for a business combination of this type under Australian and Delaware corporate law, including, among others, (i) approval of the Merger by the stockholders of Biota in accordance with applicable Australian law, (ii) the affirmative vote of the holders of a majority of the issued and outstanding Nabi shares at a meeting of stockholders approving amendments to the certificate of incorporation of Nabi to (a) increase the number of authorized Nabi Shares to 200,000,000, principally to allow for the issuance of additional Nabi Shares to pay the Merger consideration, and (b) change the name of Nabi to “Biota Pharmaceuticals, Inc.” , and (iii) the affirmative vote of the holders of a majority of the votes cast at the Nabi stockholer meeting approving issuance of new Nabi shares to Biota stockholders in the Merger, as required by the rules of the NASDAQ Stock Market.

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

Tender Offer. On July 30, 2012 we completed a “modified Dutch auction” tender offer for our common stock at a price per share not less than $1.58 and not greater than $1.72 and purchased 14,547,996 shares of our common stock for approximately $ 24.4 million at an average cost per share of approximately $1.68. We funded the share purchases in the tender offer using available cash on hand.

In response to a preliminary proxy solicitation by Mangrove Partners indicating that they intend to oppose the merger with Biota, Nabi filed an 8-K in which our Board of Directors affirmed its belief that the Merger Agreement with Biota is in the best interest of shareholders.

NicVAX Agreement with GSK. In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). GSK has informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. However, GSK has not indicated that it has terminated the development of the future generation nicotine vaccine.

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

The probability of us receiving future contingent milestones or royalties is uncertain as it is based on the achievement of various success-based development and regulatory approvals contingent upon the occurrence of various future events, the occurrence of most of which have a high degree of uncertainty.

PentaStaph Sale to GSK. In November 2009, we sold our PentaStaph product candidate and related assets to GSK under an Asset Purchase Agreement for a total consideration of $46 million including a $20 million up-front payment and $26 million payable upon achievement of certain milestones, all of which we have received. We completed our work to help develop PentaStaph under contract with GSK during the second quarter of 2011.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 25, 2011

Revenue. Revenue reflects (i) the amortization of the initial upfront payment received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the second quarter of 2012 of $0.6 million related solely to amortization of the initial upfront payment under our NicVAX agreement. Total revenue in the second quarter of 2011 of $3.7 million included $3.2 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, and $0.5 million for services under the PentaStaph and NicVAX agreements. The decrease in revenue from 2011 to 2012 reflects the completion of activity under the PentaStaph agreement as well as completion of services provided to GSK.

Cost of services. We had no cost of services for the second quarter of 2012 compared to $0.5 million for the second quarter of 2011, all of which was related to services provided to GSK. All such services were completed in 2011.

Research and development expenses. Research and development expenses were $1.3 million and $6.5 million for the second quarter of 2012 and 2011, respectively. The decrease is due to a reduction in NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011, as all but one trial was completed in 2011. Research and development expenses, prior to the completion of the proposed Merger, are expected to continue at current levels.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services, were $2.2 million for the second quarter of 2012 compared to $1.4 million for the second quarter of 2011. The increase is primarily due to legal and other transaction-related costs incurred in connection with the proposed Merger.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 25, 2011

Revenue. Revenue reflects (i) the amortization of the initial upfront payment received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the second quarter of 2012 of $1.3 million related solely to amortization of the initial upfront payment under our NicVAX agreement. Total revenue in the second quarter of 2011 of $12.9 million included $6.5 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, $5.0 million for a completed PentaStaph milestone, and $1.4 million for services under the PentaStaph and NicVAX agreements. The decrease in revenue from 2011 to 2012 reflects the completion of activity under the PentaStaph agreement as well as completion of services provided to GSK.

Cost of services. We had no cost of services in the first six months of 2012 compared to cost of services of $1.2 million for the first six months of 2011, all of which was related to services provided to GSK. All such services were completed in 2011.

Research and development expenses. Research and development expenses were $2.8 million for the first half of 2012, compared to $11.8 million for the first half of 2011. The decrease is due to a reduction in NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011, as all but one trial was completed in 2011.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services, were $3.5 million for the first half of 2012, compared to $2.8 million for the first half 2011. The increase is primarily due to legal and other transaction-related costs incurred in connection with the proposed Merger.

Income from Discontinued Operations. Income from discontinued operations for the first half of 2012 of approximately $1.7 million ($1.0 million net of provision for income taxes) resulted from the reduction of our estimated liabilities related to pricing programs under Medicare/Medicaid and other governmental pricing programs.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at June 30, 2012 totaled $92.6 million compared to $96.4 million on December 31, 2011. The decline is the result of our net cash used in operations during 2012.

Cash used in operating activities from continuing operations was $3.7 million and $9.0 million for the periods ended June 30, 2012 and June 25, 2011, respectively. The decrease in cash used is primarily due to reduced NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011 and overall reduction in most operating costs.

We believe cash, cash equivalents and marketable securities on hand at June 30, 2012 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months.

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

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In the second quarter 2011 we recorded approximately $0.3 million of cost reimbursements from government grants as an offset to research and development expenses (none in 2012).

Share-based compensation: We expense the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost for stock options is determined at the grant date using an option pricing model; share-based compensation cost for restricted stock is determined at the grant date based on the closing price of our common stock on that date. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee's requisite service period.

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

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2012 and June 25, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 25,2011 and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: August 9, 2012	By:	/s/ Raafat E.F. Fahim, Ph.D.

Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak

Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2012 and June 25, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 25,2011 and (iv) related notes.