Form 10-Q
period 2012-09-30
NABI BIOPHARMACEUTICALS
filed 2012-11-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $.10 per share, at November 1, 2012, was 28,328,034 shares.

Nabi Biopharmaceuticals

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$66,322	$94,310
Marketable securities	—	2,079
Receivables	—	995
Prepaid expenses and other current assets	188	497

Total current assets	66,510	97,881

Property and equipment, net	—	84

Total assets	$66,510	$97,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$333	$146
Accrued expenses and other current liabilities	2,736	1,918
Deferred revenue	2,526	2,526
Liabilities of discontinued operations	—	1,662

Total current liabilities	5,595	6,252
Deferred revenue	30,948	32,842

Total liabilities	$36,543	$39,094

Stockholders’ equity:
Convertible preferred stock	—	—
Common stock	6,357	6,359
Capital in excess of par value	375,995	373,157
Treasury stock	(117,048)	(92,567)
Accumulated deficit	(235,337)	(228,078)

Total stockholders’ equity	$29,967	$58,871

Total liabilities and stockholders’ equity	$66,510	$97,965

See accompanying notes to unaudited condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 24, 2011	September 30, 2012	September 24, 2011

Revenue:
Revenue	$632	$1,086	$1,895	$14,003
Operating expenses:
Cost of services	—	344	—	1,518
Research and development expenses	3,145	4,388	5,993	16,179
General and administrative expenses	1,605	1,291	5,058	4,059

Total operating costs	4,750	6,023	11,051	21,756

Operating loss	(4,118)	(4,937)	(9,156)	(7,753)
Interest income	30	32	95	154
Other income (expense), net	(2)	(17)	140	58

Loss from continuing operations before income taxes	(4,090)	(4,922)	(8,921)	(7,541)
Benefit from income taxes	—	2,018	671	2,018

Loss from continuing operations	(4,090)	(2,904)	(8,250)	(5,523)
Income from discontinued operations, net of tax provision	—	2,982	991	2,982

Net income (loss)	$(4,090)	$78	$(7,259)	$(2,541)

Basic income (loss) per share:
Continuing operations	$(0.12)	$(0.07)	$(0.21)	$(0.13)
Discontinued operations	$—	$0.07	$0.03	$0.07

Diluted income (loss) per share:
Continuing operations	$(0.12)	$(0.07)	$(0.21)	$(0.13)
Discontinued operations	$—	$0.07	$0.03	$0.07

Basic weighted-average shares outstanding	32,825	42,397	39,305	42,269

Diluted weighted-average shares outstanding	32,825	42,397	39,305	42,269

See accompanying notes to unaudited condensed consolidated financial statements.

Nabi Biopharmaceuticals

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2012	September 24, 2011

Cash flow from operating activities:
Net loss	$(7,259)	$(2,541)
Income from discontinued operations, net of tax provision	991	2,982

Net loss from continuing operations	(8,250)	(5,523)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation and amortization	34	130
Non-cash intra-period tax allocation	(671)	(2,018)
Share-based compensation	2,836	2,011
Loss on sale of property and equipment	—	29
Changes in assets and liabilities:
Receivables	996	139
Prepaid expenses and other assets	309	704
Accounts payable, accrued expenses and other liabilities	1,055	(2,375)
Deferred revenue	(1,895)	(7,165)

Net cash used in operating activities from continuing operations	(5,586)	(14,068)

Net cash used in operating activities from discontinued operations	—	(391)

Net cash used in operating activities	(5,586)	(14,459)

Cash flow from investing activities:
Proceeds from sales and maturities of marketable securities	2,079	59,680
Purchases of marketable securities	—	(11,640)
Proceeds from sales of property and equipment	—	158
Capital expenditures	—	(1)

Net cash provided by investing activities from continuing operations	2,079	48,197

Net cash provided by investing activities from discontinued operations	—	5,000

Net cash provided by investing activities	2,079	53,197

Cash flow from financing activities:
Proceeds from issuances of common stock for employee benefit plans	—	646
Purchase of common stock for treasury	(24,481)	—

Net cash provided by (used in) financing activities	(24,481)	646

Net increase (decrease) in cash and cash equivalents	(27,988)	39,384
Cash and cash equivalents at beginning of period	94,310	53,564

Cash and cash equivalents at end of period	$66,322	$92,948

See accompanying notes to unaudited condensed consolidated financial statements.

Nabi Biopharmaceuticals

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 COMPANY OVERVIEW

We are a biopharmaceutical company that has focused on the development of vaccines addressing unmet medical needs, including nicotine addiction. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland. Our final remaining product under development has been NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. We suffered significant setbacks in 2011 when NicVAX did not achieve the primary endpoint in two Phase III efficacy trials conducted in the U.S. Also in 2012, NicVAX did not achieve positive results in a Phase IIb trial in combination with Pfizer’s varenicline that was conducted in the Netherlands. As of September 30, 2012, our remaining assets include $66.3 million of cash and cash equivalents and the potential royalty from Phoslyra which was sold to Fresenius USA Manufacturing, Inc. (Fresenius) in 2006.

Merger Agreement with Biota Holdings Limited. On April 22, 2012, we entered into a merger implementation agreement with Biota Holdings Limited, a Melbourne, Australia company (“Biota”); the merger implementation agreement was amended on August 6, 2012 and September 17, 2012 (the merger implementation agreement, as amended, is hereinafter referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Nabi and Biota propose to undertake a business combination under Australian corporate law such that each ordinary share of Biota capital stock (the “Biota Shares”) will be exchanged for newly issued shares of Nabi common stock (the “New Nabi Shares”), and Biota will become a wholly-owned subsidiary of Nabi (the “Merger”). Existing shares of Nabi common stock outstanding at the completion of the Merger will remain outstanding. In connection with the Merger, Nabi will change its name to “Biota Pharmaceuticals, Inc.” but will remain listed on the NASDAQ Stock Market and headquartered in the U.S.

On October 22, 2012, Nabi’s stockholders approved various resolutions necessary to effect the Merger. On October 23, 2012, Biota’s stockholders also approved the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger:

•

New Nabi Shares issued to former Biota stockholders will represent approximately 83% of the outstanding common stock of the combined company and shares of Nabi common stock held by current Nabi stockholders will represent approximately 17% of the outstanding common stock of the combined company;

•	The board of directors of Nabi will consist of six Biota directors and two Nabi directors; and

•	Nabi’s current Chief Executive Officer and Chief Financial Officer will resign. New executive officers will be appointed by the Board of Directors after the effective time of the Merger.

On October 22, 2012, Nabi’s board of directors (the “Board”) established a ratio of one share-for-every six shares of outstanding common stock for Nabi’s proposed reverse stock split of all outstanding shares of common stock. Nabi anticipates that the reverse stock split will be effective as of 4:59 p.m., Eastern Time, on November 8, 2012 (the “Effective Time”) and will be reflected in the trading price of Nabi common stock at the opening of trading on November 9, 2012. Upon completion of the Merger, each ordinary share of Biota capital stock will be transferred to Nabi in exchange for 0.124963012 of a share of Nabi common stock.

Prior to the effective date of the Merger, Nabi expects to distribute approximately $31 million (approximately $1.10 per share) to its current stockholders. We expect this distribution to be treated as a return of capital.

Each party’s obligation to consummate the Merger is subject to certain conditions, including the absence of any injunction, restraint or governmental restriction making illegal or restraining the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the other party’s representations and warranties contained in the Merger Agreement that are qualified as to materiality, the accuracy in all material respects of the other party’s representations and warranties contained in the Merger Agreement that are not qualified as to materiality, the other party’s performance in all material respects of all obligations to be performed by it under the Merger Agreement, and the absence of any effect, event, occurrence or matter that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the other party of the nature specified in the Merger Agreement. In addition, Biota’s obligation to consummate the Merger is subject to receiving a certificate from Nabi showing that Nabi has a closing net cash balance of no less than $27 million, calculated in accordance with the terms of the Merger Agreement, and the appointment of specified Biota directors to the Nabi board of directors effective as of the closing of the Merger. The parties expect to close the Merger on November 9, 2012 subject to satisfaction of these and other closing conditions.

Tender Offer. On July 30, 2012 we completed a “modified Dutch auction” tender offer for our common stock, pursuant to which we purchased 14,547,996 shares of our common stock for approximately $24.5 million at an average cost per share of approximately $1.68. We funded the share purchases in the tender offer using available cash on hand.

Dutch Combination Clinical Trial Results. On October 17, 2012, we announced the results of the NicVAX Phase IIb trial in combination with Pfizer’s varenicline that was conducted in the Netherlands. A preliminary assessment of the trial data showed that subjects treated with NicVAX in combination with varenicline quit smoking at a similar rate to those treated with the placebo in combination with varenicline which was also similar to reported data for varenicline monotherapy. As in previous trials, NicVAX was well-tolerated with a clinically acceptable safety and tolerability profile.

NicVAX Agreement with GSK. In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). GSK has informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. On October 24, 2012 we received notification from GSK terminating the agreement in its entirety effective December 19, 2012, citing the failures in the Phase III trials as well as the failure of the Dutch combination trial.

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

Financial instruments: The carrying amounts of financial instruments including cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value as of September 30, 2012 and December 31, 2011, because of the relatively short-term maturity of these instruments.

Cash, cash equivalents and marketable securities: Cash equivalents consist of investments in low risk, highly liquid securities with original maturities of 90 days or less. Marketable securities consist of low risk fixed income investment instruments such as government obligations, government agency and Federal Deposit Insurance Corporation backed notes with maturities typically less than eighteen months. Marketable securities are classified as available-for-sale and recorded at fair value; unrealized gains and losses on those securities are reflected in other comprehensive income (loss). We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no “permanent” or “other than temporary” impairment during the first nine months of 2012. Our investment policies and procedures are reviewed periodically by management and our audit committee to minimize credit risk.

Concentration of credit risk: Financial instruments that potentially subject us to credit and liquidity risk consist primarily of cash, marketable securities and receivables. The Company maintains cash deposits at major financial institutions with high credit quality. The Company’s operating accounts exceeded the Federal Deposit Insurance Corporation limits of $250,000 at September 30, 2012. Cash equivalents primarily consist of short-term money market funds, which are deposited with reputable financial institutions. The Company’s investment policy limits investments to only investment-grade securities with the objective to preserve principal and maintain sufficient liquidity to meet operational objectives.

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

License fees received that do not have stand-alone value are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee established in connection with our option and license agreement with GSK related to NicVAX was originally expected to operate for 190 months from the date of the agreement (or through December 2025), but now has been dissolved based on the termination noticed received from GSK on October 24, 2012. Our efforts under the joint steering committee established in connection with our asset purchase agreement with GSK related to PentaStaph were completed in the second quarter of 2011.

For milestones that are deemed substantive, we recognize the contingent revenue when: (i) the milestone has been achieved; (ii) no further performance obligations with respect to the milestone exist; and (iii) collection is reasonably assured. A milestone is considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations.

Payments for contractual services are recognized as revenue when earned, typically when the services are rendered.

We analyze cost reimbursable grants and contracts to determine whether we should report such reimbursements as revenue or as an offset to research and development expenses incurred.

Collaborative arrangements: We have been an active participant in collaboration arrangements with exposure to significant risks and rewards of commercialization relating to the development of NicVAX and future generation nicotine vaccines based on NicVAX technology. For costs incurred and revenues generated from third parties where we are deemed to be the principal participant, we recognize revenues and costs using the gross basis of accounting; otherwise we use the net basis of accounting.

Research and development expenses: Research and development costs are expensed as incurred; advanced payments are deferred and subsequently expensed over the period of performance. Research and development expenses include direct labor costs as well as the costs of contractors and other direct and indirect expenses (including an allocation of the costs of facilities). We expense amounts payable to third parties under collaborative product development agreements at the earlier of the milestone achievement or as payments become contractually due. In the first nine months of 2011 we recorded approximately $0.3 million of cost reimbursements from government grants as an offset to research and development expenses (none during 2012).

Income (loss) per share: Basic income (loss) per share is computed by dividing consolidated net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For periods of net income when the effects are dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding and the dilutive impact of all dilutive potential common shares. Dilutive potential common shares consist primarily of stock options. The dilutive impact of dilutive potential common shares resulting from stock options is determined by applying the treasury stock method. For all periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive due to the net losses; accordingly, diluted loss per share is the same as basic loss per share for the three- and nine-month periods ended September 30, 2012 and September 24, 2011. The Company’s unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted income per share excludes net income attributable to the unvested restricted shares from the numerator and excludes the impact of the shares from the denominator.

A total of approximately 3.6 million potentially dilutive shares related to stock options have been excluded in the calculation of diluted net loss per share for the three- and nine-month period ended September 30, 2012 and a total of approximately 4.5 million potentially dilutive shares have been excluded for the three- and nine-month period ended September 24, 2011, as their inclusion would be anti-dilutive.

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

Recent accounting standards: In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 did not change the items that must be reported in other comprehensive income. The Company adopted the provisions of ASU 2011-05 in the first quarter of 2012. As the Company’s net loss is the same as comprehensive loss, the Company did not include a statement of comprehensive loss.

New accounting pronouncements: We have evaluated all Accounting Standards Updates through the date the financial statements were issued and believe the adoption of these will not have a material impact to our results of operations or financial position.

NOTE 3 AVAILABLE FOR SALE INVESTMENTS

The amortized cost, gross unrealized gains and losses and estimated fair value of available-for-sale marketable securities by security classification as of December 31, 2011 (none at September 30, 2012), were as follows:

December 31, 2011 (In thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Government-sponsored securities	$993	$—	$—	$993
Corporate debt securities	1,086	—	—	1,086

Total securities	$2,079	$—	$—	$2,079

During the nine months ended September 30, 2012 and September 24, 2011 we had no realized gains (losses) on sales of available-for-sale marketable securities. Gains and losses on available-for-sale marketable securities are based on the specific identification method. The contractual maturities of all of our available-for-sale investments as of December 31, 2011 were less than 12 months.

NOTE 4 DISCONTINUED OPERATIONS

During 2006, we assessed our pricing programs under Medicare/Medicaid and other governmental pricing programs for the period from 2002 through the second quarter of 2006. In connection with the 2006 review, we identified additional potential liabilities related to discontinued operations for possible overbilling under Medicare/Medicaid and other governmental pricing programs. The estimated potential liability related to these programs was approximately $1.7 million at December 31, 2011. In the first quarter of 2012, we undertook an assessment of the remaining potential liabilities and concluded that these remaining liabilities should be eliminated after determining that any remaining obligations related to the programs were not material.

NOTE 5 INCOME TAXES

We file income tax returns in the U.S., with various states and foreign jurisdictions, and are subject to tax audits in all jurisdictions for which we file tax returns. Tax audits by their very nature are often complex and can require several years to complete. As of September 30, 2012, we recorded a valuation allowance against all of our deferred tax assets.

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

NOTE 6 FAIR VALUE DISCLOSURES

We follow a three-tier fair value hierarchy which prioritizes the inputs used in measuring the fair value of our assets and liabilities. These tiers include (i) Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; (ii) Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (iii) Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. All cash and cash equivalents, as well as available-for-sale marketable securities, are recorded at fair value at September 30, 2012 and December 31, 2011. The inputs used in measuring the fair value of these instruments are considered to be Level 1 and Level 2 in accordance with the three-tier fair value hierarchy.

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

The inputs used in measuring the fair value of our available-for-sale marketable securities at December 31, 2011 (we held no marketable securities at September 30, 2012) are considered to be Level 2 in accordance with the three-tier fair value hierarchy. These securities are valued using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. To assess the fair value of these securities, we obtain fair values from an independent third-party valuation service provider. As we are responsible for the determination of fair value, we review the values provided by the independent third-party valuation service provider for reasonableness, which could include reviewing other publicly available information.

December 31, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

Government-sponsored securities	$993	$—	$993	$—
Corporate debt securities	1,086	721	365	—

Total	$2,079	$721	$1,358	$—

NOTE 7 TREASURY STOCK

On July 30, 2012 we completed a “modified Dutch auction” tender offer for our common stock, pursuant to which we purchased 14,547,996 shares of our common stock for approximately $24.5 million at an average cost per share of approximately $1.68. We funded the share purchases in the tender offer using available cash on hand.

NOTE 8 SHARE BASED COMPENSATION

A summary of option activity under our stock compensation plans as of September 30, 2012, and the changes during the first nine months of 2012 is presented below:

Options	Number of Options
Outstanding at December 31, 2011	4,053,652
Granted	1,000
Exercised	—
Forfeited	(71,245)
Expired	(425,776)

Outstanding at September 30, 2012	3,557,631

Exercisable at September 30, 2012	3,263,774

We granted options to purchase 1,000 shares at an exercise price of $1.89 during the first nine months of 2012, with an average fair value at the date of grant of $0.96. The grant becomes exercisable between one and three years after the date of grant. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option-pricing formula and amortize expense over the option’s vesting period using the straight-line attribution approach.

A summary of our restricted stock awards as of September 30, 2012 and the changes during the first nine months of 2012 is presented below:

Awards	Number of Awards
Nonvested at December 31, 2011	405,977
Granted	—
Vested	(290,695)
Forfeited	(16,220)

Nonvested at September 30, 2012	99,062

Share-based compensation expense for the three months ended September 30, 2012 and September 24, 2011 was $1.2 million and $0.8 million, respectively. Share-based compensation expense for the nine months ended September 30, 2012 and September 24, 2011 was $2.8 million and $2.0 million, respectively. The share-based compensation expense for the three and nine months ended September 30, 2012 reflect $1.0 million and $1.3 million, respectively of share-based expense relating to the modification of terms of certain outstanding stock options and restricted stock awards. The modifications included accelerated vesting and extended exercise periods related to certain employee terminations.

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

Revenue under the NicVAX agreement consists of license fees and payments for contractual services. License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee related to the NicVAX agreement was originally expected to operate for 190 months from the date of the agreement (or through December 2025), but now has been dissolved based on the termination of the agreement by GSK. On October 24, 2012, we received notification from GSK of the termination of the agreement in its entirety effective December 19, 2012, citing the failures in the Phase III trials as well as the failure of the Dutch combination trial. Accordingly, the remaining $33.5 million in deferred revenue will be recognized in its entirety during the fourth quarter of 2012.

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

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not strictly historical are forward-looking statements and include statements about potential strategic transactions, products in development, results and analyses of clinical trials and studies, research and development expenses, cash expenditures, licensure applications and approvals, alliances and partnerships, among other matters. You can identify these forward-looking statements because they involve our expectations, intentions, beliefs, plans, projections, anticipations, or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ materially from those in the forward-looking statements as a result of any number of factors. These factors include, but are not limited to, our ability to: complete the Merger with Biota; collect any further milestones and royalty payments under the PhosLo agreement; maintain sufficient patent protection; avoid products liability claims; maintain sufficient insurance; and use our net operating loss carry forwards. Some of these factors are more fully discussed, as are other factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, as amended by our Quarterly Report on Form 10-Q for the quarters ended June 30, 2012 and March 31, 2012 filed with the Securities Exchange Commission. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

The following is a discussion and analysis of the major factors contributing to our financial condition and results of operations for the three and nine months ended September 30, 2012 and September 24, 2011. The discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

OVERVIEW

We are a biopharmaceutical company that has focused on the development of vaccines addressing unmet medical needs, including nicotine addiction. We have been incorporated in Delaware since 1969 and our operations are located in Rockville, Maryland. Our final remaining product under development has been NicVAX® [Nicotine Conjugate Vaccine], an innovative and proprietary investigational vaccine for the treatment of nicotine addiction and prevention of smoking relapse based on patented technology. We suffered significant setbacks in 2011 when NicVAX did not achieve the primary endpoint in two Phase III efficacy trials conducted in the U.S. Also in 2012, NicVAX did not achieve positive results in a Phase IIb trial in combination with Pfizer’s varenicline that was conducted in the Netherlands. As of September 30, 2012, our remaining assets include $66.3 million of cash and cash equivalents and the potential royalty from Phoslyra which was sold to Fresenius USA Manufacturing, Inc. (Fresenius) in 2006.

Merger Agreement with Biota Holdings Limited. On April 22, 2012, we entered into a merger implementation agreement with Biota Holdings Limited, a Melbourne, Australia company (“Biota”); the merger implementation agreement was amended on August 6, 2012 and September 17, 2012 (the merger implementation agreement, as amended, is hereinafter referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, Nabi and Biota propose to undertake a business combination under Australian corporate law such that each ordinary share of Biota capital stock (the “Biota Shares”) will be exchanged for newly issued shares of Nabi common stock (the “New Nabi Shares”), and Biota will become a wholly-owned subsidiary of Nabi (the “Merger”). Existing shares of Nabi common stock outstanding at the completion of the Merger will remain outstanding. In connection with the Merger, Nabi will change its name to “Biota Pharmaceuticals, Inc.” but will remain listed on the NASDAQ Stock Market and headquartered in the U.S.

On October 22, 2012, Nabi’s stockholders approved various resolutions necessary to effect the Merger. On October 23, 2012, Biota’s stockholders also approved the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger:

•

New Nabi Shares issued to former Biota stockholders will represent approximately 83% of the outstanding common stock of the combined company and shares of Nabi common stock held by current Nabi stockholders will represent approximately 17% of the outstanding common stock of the combined company;

•	The board of directors of Nabi will consist of six Biota directors and two Nabi directors; and

•	Nabi’s current Chief Executive Officer and Chief Financial Officer will resign. New executive officers will be appointed by the Board of Directors after the effective time of the Merger.

On October 22, 2012, Nabi’s board of directors (the “Board”) established a ratio of one share-for-every six shares of outstanding common stock for Nabi’s proposed reverse stock split of all outstanding shares of common stock. Nabi anticipates that the reverse stock split will be effective as of 4:59 p.m., Eastern Time, on November 8, 2012 (the “Effective Time”) and will be reflected in the trading price of Nabi common stock at the opening of trading on November 9, 2012. Upon completion of the Merger, each ordinary share of Biota capital stock will be transferred to Nabi in exchange for 0.124963012 of a share of Nabi common stock.

Prior to the effective date of the Merger, Nabi expects to distribute approximately $31 million (approximately $1.10 per share) to its current stockholders. We expect this distribution to be treated as a return of capital.

Each party’s obligation to consummate the Merger is subject to certain other conditions, including the absence of any injunction, restraint or governmental restriction making illegal or restraining the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the other party’s representations and warranties contained in the Merger Agreement that are qualified as to materiality, the accuracy in all material respects of the other party’s representations and warranties contained in the Merger Agreement that are not qualified as to materiality, the other party’s performance in all material respects of all obligations to be performed by it under the Merger Agreement, and the absence of any effect, event, occurrence or matter that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the other party of the nature specified in the Merger Agreement. In addition, Biota’s obligation to consummate the Merger is subject to receiving a certificate from Nabi showing that Nabi has a closing net cash balance of no less than $27 million, calculated in accordance with the terms of the Merger Agreement, and the appointment of specified Biota directors to the Nabi board of directors effective as of the closing of the Merger. The parties expect to close the Merger on November 9, 2012 subject to satisfaction of these and other closing conditions.

Tender Offer. On July 30, 2012 we completed a “modified Dutch auction” tender offer for our common stock, pursuant to which we purchased 14,547,996 shares of our common stock for approximately $24.5 million at an average cost per share of approximately $1.68. We funded the share purchases in the tender offer using available cash on hand.

Dutch Combination Clinical Trial Results. On October 17, 2012, we announced the results of the NicVAX Phase IIb trial in combination with Pfizer’s varenicline that was conducted in the Netherlands. A preliminary assessment of the trial data showed that subjects treated with NicVAX in combination with varenicline quit smoking at a similar rate to those treated with the placebo in combination with varenicline which was also similar to reported data for varenicline monotherapy. As in previous trials, NicVAX was well-tolerated with a clinically acceptable safety and tolerability profile.

NicVAX Agreement with GSK. In March 2010, we closed an exclusive worldwide option and licensing agreement with GSK for NicVAX as well as for the development of follow-on nicotine addiction vaccines. Upon closing, we received a $40 million initial payment. Under the terms of the agreement, we granted to GSK (i) an option to obtain an exclusive worldwide license to develop, commercialize and manufacture NicVAX as it currently exists, as well as certain potential alternative forms of NicVAX together with an adjuvant other than a GSK proprietary adjuvant and/or with different presentation, dosage or administration (NicVAX Alternatives), and (ii) an exclusive worldwide license to develop, commercialize and manufacture certain future generation candidate vaccines for the prevention or treatment of nicotine addiction based on our NicVAX intellectual property (other than NicVAX and NicVAX Alternatives). GSK has informed us that it does not intend to exercise the NicVAX option due to the failure of the Phase III trials to achieve their primary end points. On October 24, 2012 we received notification from GSK terminating the agreement in its entirety effective December 19, 2012, citing the failures in the Phase III trials as well as the failure of the Dutch combination trial.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 24, 2011

Revenue. Revenue reflects (i) the amortization of the initial upfront payment received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue in the third quarter of 2012 of $0.6 million related solely to amortization of the initial upfront payment under our NicVAX agreement. Total revenue in the third quarter of 2011 of $1.1 million included $0.6 million of deferred revenue amortization from the NicVAX agreement, and $0.5 million for services under the PentaStaph and NicVAX agreements. The decrease in revenue from 2011 to 2012 reflects the completion of activity under the PentaStaph agreement as well as completion of services provided to GSK. On October 24, 2012, we received notification from GSK of the termination of the agreement in its entirety effective December 19, 2012, citing the failures in the Phase III trials as well as the failure of the Dutch combination trial. Accordingly, the remaining $33.5 million in deferred revenue will be recognized in its entirety during the fourth quarter of 2012

Cost of services. We had no cost of services for the third quarter of 2012 compared to $0.3 million for the third quarter of 2011, all of which was related to services provided to GSK. All such services were completed in 2011.

Research and development expenses. Research and development expenses were $3.1 million and $4.4 million for the third quarter of 2012 and 2011, respectively. The decrease is due to a reduction in NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011, as all but one trial was completed in 2011.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services, were $1.6 million for the third quarter of 2012 compared to $1.2 million for the third quarter of 2011. The increase is primarily due to legal and other transaction-related costs incurred in connection with the proposed Merger.

Income tax benefit. Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of $2.0 million during the third quarter of 2011, offset in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations. No such allocation was required in the third quarter of 2012.

Income from discontinued operations. During the third quarter of 2011, we recognized $3.0 million of income, net of tax of $2.0 million, from discontinued operations relating to the milestone of the first commercial sale of a new liquid formulation from the PhosLo agreement. No such activity was recorded in the third quarter of 2012.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 24, 2011

Revenue. Revenue reflects (i) the amortization of the initial upfront payment received under our PentaStaph and NicVAX agreements, (ii) the completion of substantive milestones included in those agreements, and (iii) services provided to GSK. Total revenue for the first nine months of 2012 of $1.9 million related solely to amortization of the initial upfront payment under our NicVAX agreement. Total revenue for the first nine months of 2011 of $14.0 million included $7.2 million of deferred revenue amortization from the PentaStaph and NicVAX agreements, $5.0 million for a completed PentaStaph milestone, and $1.8 million for services under the PentaStaph and NicVAX agreements. The decrease in revenue from 2011 to 2012 reflects the completion of activity under the PentaStaph agreement as well as completion of services provided to GSK.

Cost of services. We had no cost of services in the first nine months of 2012 compared to cost of services of $1.5 million for the first nine months of 2011, all of which was related to services provided to GSK. All such services were completed in 2011.

Research and development expenses. Research and development expenses were $6.0 million for the first nine months of 2012, compared to $16.1 million for the first nine months of 2011. The decrease is due to a reduction in NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011, as all but one trial was completed in 2011.

General and administrative expenses. General and administrative expenses, net of an allocation of a portion of these expenses to cost of services, were $5.1 million for the first nine months of 2012, compared to $4.0 million for the first nine months of 2011. The increase is primarily due to legal and other transaction-related costs incurred in connection with the proposed Merger.

Income tax benefit. Because of the intra-period income tax allocation requirements, we recorded a benefit for income taxes from continuing operations of approximately $1.0 million and $2.0 million during the first nine months of 2012 and 2011 respectively, offset in total by an identical income tax provision from discontinued operations. The intra-period income tax allocation considers discontinued operations for purposes of determining the amount of tax benefits that result from our loss from continuing operations.

Income from discontinued operations. Income from discontinued operations for the first nine months of 2012 was approximately $1.0 million (net of provision for income taxes) and resulted from the reduction of our estimated liabilities related to pricing programs under Medicare/Medicaid and other governmental pricing programs. During the third quarter of 2011, we recognized $3.0 million of income (net of provision for income taxes) from discontinued operations relating to the milestone of the first commercial sale of a new liquid formulation from the PhosLo agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and marketable securities at September 30, 2012 totaled $66.3 million compared to $96.4 million on December 31, 2011. The decline is the result of our net cash used in operations during 2012 and the payment made to repurchase our common stock pursuant to the tender offer.

Cash used in operating activities from continuing operations was $5.6 million and $14.1 million for the nine-month periods ended September 30, 2012 and September 24, 2011, respectively. The decrease in cash used is primarily due to reduced NicVAX-related clinical trials and manufacturing activities in 2012 as compared to 2011 and an overall reduction in most operating costs. We generated cash from investing activities in 2012 and 2011 of $2.1 million and $48.2 million, respectively, as a result of net proceeds from sales and purchases of marketable securities. In 2012, we paid $24.5 million to repurchase our common stock in connection with our tender offer.

We believe cash, cash equivalents and marketable securities on hand at September 30, 2012 will be sufficient to meet our anticipated cash requirements for operations for at least the next 12 months, subject to completion of the Merger.

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

License fees received are initially recorded as deferred revenue, and are subsequently recognized as revenue ratably over the period of our participation on joint steering committees. The joint steering committee established in connection with our option and license agreement with GSK related to NicVAX was originally expected to operate for 190 months from the date of the agreement (or through December 2025), but has now been dissolved based on the termination noticed received from GSK on October 24, 2012. Our efforts under the joint steering committee related to the PentaStaph agreement were completed in the second quarter of 2011.

For milestones that are deemed substantive, we recognize the contingent revenue when: (i) the milestone has been achieved; (ii) no further performance obligations with respect to the milestone exists; and (iii) collection is reasonably assured. A milestone is considered substantive if all of the following conditions are met: (i) the milestone is nonrefundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company would recognize the portion of the milestone payment as revenue that correlates to work already performed; the remaining portion of the milestone payment will be deferred and recognized as revenue as the Company completes its performance obligations.

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

There have been no material changes to our market risk as described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011 as amended by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the Securities and Exchange Commission.

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

We had no unregistered sales of equity securities in the third quarter of 2012. The following table presents our stock repurchase program during the quarter.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

Month #7 (July 1, 2012 through July 31, 2012)	14,547,996	(1)	$1.68	—	—
Month #8 (August 1, 2012 through August 31, 2012)	—		—	—	—
Month #9 (September 1, 2012 through September 30, 2102)	—		—	—	—

Total	14,547,996	(1)	$1.68	—	—

(1)	14,547,996 shares were purchased other than through a publicly announced program as a result of the completion of a “modified Dutch auction” tender offer.

Item 6.	Exhibits

3.1	Certificate of Amendment to Nabi Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 24, 2012).

2.1	Amendment Deed, dated August 6, 2012, to the Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2012).

2.2	Amendment Deed, dated September 17, 2012, to the Merger Implementation Agreement, dated April 22, 2012, as amended by the Merger Implementation Agreement Amendment dated August 6, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2012).

10.1	Support Agreement, dated September 17, 2012, between Nabi Biopharmaceuticals, Mangrove Partners Fund, L.P., Mangrove Partners, Mangrove Capital and Nathaniel August (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2012).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2012 and September 24, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 24, 2011, and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nabi Biopharmaceuticals

Date: November 8, 2012	By:	/s/ Raafat E.F. Fahim, Ph.D.
Raafat E.F. Fahim, Ph.D.
President, Chief Executive Officer and acting Chief Financial Officer

	By:	/s/ Ronald B. Kocak
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Amendment to Nabi Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 24, 2012).

2.1	Amendment Deed, dated August 6, 2012, to the Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 8, 2012).

2.2	Amendment Deed, dated September 17, 2012, to the Merger Implementation Agreement, dated April 22, 2012, as amended by the Merger Implementation Agreement Amendment dated August 6, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2012).

10.1	Support Agreement, dated September 17, 2012, between Nabi Biopharmaceuticals, Mangrove Partners Fund, L.P., Mangrove Partners, Mangrove Capital and Nathaniel August (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2012).

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101*	The following materials from the Nabi Biopharmaceuticals Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2012 and September 24, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 24, 2011, and (iv) related notes.