Form 10-Q
period 2012-12-31
Biota Pharmaceuticals, Inc.
filed 2013-02-11
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-35285

Biota Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12270 Wilkins Avenue, Rockville, MD 20852
(Address of principal executive offices, including zip code)

(301) 770-3099
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of” large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at January 31, 2013, was 28,352,329 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
Biota Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
 (unaudited)
(in thousands, except per share amounts)

	December 31,2012	June 30,2012

ASSETS
Current assets
Cash and cash equivalents	$74,111	$53,790
Accounts receivable	11,383	5,966
Prepaid and other current assets	2,495	1,374
Total current assets	87,989	61,130
Non-current assets:
Property and equipment, net	4,454	4,944
Intangible assets, net	1,312	1,804
Deferred tax assets	2,427	1,419
Total non-current assets	8,193	8,167
Total assets	$96,182	$69,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,466	$2,851
Accrued expenses	5,649	6,133
Accrued severance obligations	4,423	-
Deferred revenue	881	398
Deferred tax liabilities	1,526	130
Total current liabilities	16,945	9,512
Non-current liabilities:
Other liabilities, net of current portion	275	504
Total non-current liabilities	275	504
Total liabilities	17,220	10,016
Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized 34,219,690 shares issued and 182,350,316 shares outstanding at December 31, 2012 and June 30, 2012, respectively	3,422	100,394
Additional paid-in capital	234,384	668
Treasury stock, 5,867,361 and 1,816,178 at cost, at December 31, 2012 and June 30, 2012, respectively	(117,048)	(1,397)
Accumulated other comprehensive income	30,517	29,516
Accumulated deficit	(72,313)	(69,900)
Total stockholders’ equity	78,962	59,281
Total liabilities and stockholders’ equity	$96,182	$69,297

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue:
Royalty revenue and milestones	$1,943	$(1,047)	$1,927	$1,460
Revenue from services	8,208	3,121	9,681	4,732
Other	235	19	242	47
Total revenue	10,386	2,093	11,850	6,239

Operating expense:
Cost of revenue	7,088	2,929	8,637	4,260
Research and development	4,046	5,727	8,647	12,056
General and administrative	7,077	1,853	10,268	3,651
Total operating expense	18,211	10,509	27,552	19,967
Loss from operations	(7,825)	(8,416)	(15,702)	(13,728)

Non-operating income:
Gain recorded on merger	7,805	-	7,805	-
Research and development credit	4,428	-	4,428	-
Interest income	415	841	952	1,826

Income (loss) before tax	4,823	(7,575)	(2,517)	(11,902)
Income tax benefit	6	520	104	650
Net income (loss)	$4,829	$(7,055)	$(2,413)	$(11,252)

Basic income (loss) per share	$0.17	$(0.31)	$(0.09)	$(0.50)
Diluted income (loss) per share	$0.17	$(0.31)	$(0.09)	$(0.50)

Basic weighted-average shares outstanding	28,137,346	22,695,081	28,137,346	22,695,081
Diluted weighted-average shares outstanding	28,352,329	22,695,081	28,137,346	22,695,081

Comprehensive income (loss):
Net income (loss)	$4,829	$(7,055)	$(2,413)	$(11,252)
Exchange differences on translation of foreign operations, net of tax	(285)	3,006	1,001	(3,066)
Total comprehensive income (loss)	$4,544	$(4,049)	$(1,412)	$(14,318)

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at July 1, 2011	181,417,556	$99,805	$740	(1,311,034)	$(968)	$(50,705)	$32,556	$81,428
Comprehensive income
Exchange differences on translation of foreign operations							(3,066)	(3,066)
Net loss						(11,252)		(11,252)

Total Comprehensive income								(14,318)

New shares issued on exercise of options	232,155	353	(353)					-
Share-based compensation			279					279
Balances at December 31, 2011	181,703,711	$100,158	$666	(1,311,034)	$(968)	$(61,957)	$29,490	$67,389

Balances at July 1, 2012	182,350,316	$100,394	$668	(1,816,178)	$(1,397)	$(69,900)	$29,516	$59,281
Comprehensive income
Exchange differences on translation of foreign operations							1,001	1,001
Net loss						(2,413)		(2,413)

Total Comprehensive income								(1,412)

New shares issued on exercise of options	413,335	410	(410)					-
New shares issued on vesting of options on merger	4,639,104	1,118	(1,118)					-
Acquisition of Nabi Biopharmaceuticals	(153,398,048)	(98,521)	233,367	(4,051,183)	(115,651)			19,195
Restricted stock units, net	214,983	21	(21)					-
Share-based compensation			1,898					1,898
Balances at December 31, 2012	34,219,690	$3,422	$234,384	(5,867,361)	$(117,048)	$(72,313)	$30,517	$78,962

See accompanying notes to the financial statements.

Biota Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,413)	$(11,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,542	1,517
Share-based compensation	1,898	279
Gain recorded on merger	(7,805)	-

Change in operating assets and liabilities (net of liabilities acquired):
Accounts receivables	(5,392)	(3,214)
Prepaid expenses and other current assets	(1,116)	(121)
Deferred tax assets	390	(649)
Deferred revenue	485	353
Accounts payable and accrued expenses	192	77
Accrued severance obligations	(522)	-

Net cash used in operating activities	(12,741)	(13,010)

Cash flows from investing activities:
Cash acquired on merger	32,687	-
Purchases of property and equipment	(405)	(859)

Net cash provided by (used in) investing activities	32,282	(859)

Increase (decrease) in cash and cash equivalents	19,541	(13,869)
Cash and cash equivalent at beginning of period	53,790	74,177
Effects of exchange rate movements on cash and cash equivalents	780	(2,785)

Cash and cash equivalents at end of period	$74,111	$57,523

Supplemental cash flow disclosure:
Proceeds from the issuance of common stock on merger	$27,000	$-
Proceeds to settle accrued severance obligations and other accrued liabilities on merger	5,687	-
Cash acquired on merger	$32,687	$-

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

(1)       Company Overview

Biota Pharmaceuticals, Inc., together with its wholly owned subsidiaries (“Biota”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat a number of serious and potentially life-threatening viral and bacterial infectious diseases. The Company has been incorporated in the state of Delaware since 1969 and the corporate headquarters are located in Rockville, Maryland. On November 8, 2012, Nabi Biopharmaceuticals (“Nabi”) merged with Biota Holdings Limited, which was previously listed on the Australian Stock Exchange (ASX:BTA), and the resulting company was renamed to Biota Pharmaceuticals, Inc.

The Company is currently focused on developing oral, small molecule compounds to treat a number of infections, with its most advanced programs being directed toward respiratory diseases, including those caused by influenza A and B, human rhinovirus (“HRV”) and respiratory syncytial virus (“RSV”). In addition, it has research programs directed toward developing products to treat infections caused by hepatitis C virus (“HCV”) and a broad spectrum of gram positive and gram negative bacterial infections.

The Company has developed a neuraminidase inhibitor, zanamivir, which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza™ for the prevention and treatment of influenza under a research and license agreement entered into with the Company in 1990. In addition, the Company co-owns a number of second-generation long-acting neuraminidase inhibitors (“LANI’s”) with Daiichi Sankyo, of which the lead product, laninamivir octanoate, was developed and is being marketed by Daiichi Sankyo as Inavir® Dry Powder Inhaler (“Inavir®”) in Japan for the treatment of influenza A & B infections in adults and children. In November 2012, Daiichi Sankyo submitted an application for a label change in Japan to manufacture and market the influenza antiviral product Inavir® for the prevention of influenza infection. The Company has filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate, and in 2011 entered into a $231 million contract with the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million for the completion of clinical development and United States (“U.S.”) based manufacturing of laninamivir octanoate for the treatment of influenza A and B infections.

Although several of the Company’s influenza products have been successfully developed and commercialized by other larger pharmaceutical companies under license agreements, the Company has not received regulatory approval for any product candidates it has developed independently, and does not have any commercialization capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues from any of its existing or future development-stage product candidates.

Merger between Nabi Biopharmaceuticals and Biota Holdings Limited

On November 8, 2012, Nabi and Biota Holdings Limited completed a merger (the “Merger”), and renamed the resulting company Biota Pharmaceuticals, Inc. Former Biota Holdings Limited shareholders retained approximately 83% of the Company’s shares of common stock, while former Nabi shareholders retained approximately 17% as consideration for Nabi’s net assets, the vast majority of which was $27 million in net cash on hand on the date of the transaction. As Nabi had minimal ongoing activity with respect to its development programs and related operations at the time of the merger, the Company’s future operations will be largely represented by the operations of Biota Holdings Limited. Further, due to the fact that former Biota Holdings Limited shareholders held a significant majority of the voting interest in the Company upon the completion of the merger, the merger has been accounted for as a “reverse merger”, such that, notwithstanding the fact that Nabi was the legal acquirer, Biota Holdings Limited is considered the accounting acquirer for financial reporting purposes. Accordingly, the financial statements of Biota Holdings Limited are treated as the historical financial statements of the Company, with the operating results of Nabi being included from November 8, 2012. As a result of the reverse merger, historical common stock amounts and additional paid-in capital have been adjusted. See Note 7 for additional discussion of the merger.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

(2)       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnotes disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (‘SEC’). However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Form 8-K/A filed on January 23, 2013.

The period-end condensed consolidated balance sheet data were derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the year ended June 30, 2012 included in the Company’s Form 8-K/A that was filed with the SEC on January 23, 2013.

Summary of Significant Accounting Policies

Principles of Consolidation and Presentation

The condensed consolidated financial statements include the financial statements of Biota Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. The Company’s fiscal year ends on June 30.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets, deferred income taxes, and obligations related to employee benefits. Actual results could differ from those estimates.

Recent Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted the provisions of ASU 2011-05 in the first quarter of 2012, and has presented a single statement of comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company adopted the provisions of ASU 2011-04 in the first quarter of 2012. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

In December 2011, the FASB issued ASU 2011-11, which amended the disclosure requirements regarding offsetting assets and liabilities of derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The enhanced disclosures will require entities to provide both net and gross information for these assets and liabilities. The amendment is effective for fiscal years beginning on or after January 1, 2013. The Company does not anticipate that this amendment will have a material impact on its consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

Short-Term Investments

Short-term investments constitute all highly liquid investments with term to maturity from three months to 12 months. The carrying amount of short-term investments is equivalent to its fair value. The Company did not have any short-term investments at December 31, 2012 and June 30, 2012.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and accounts receivable consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company’s cash is invested with several large commercial banks located in the U.S. and Australia. The Company is exposed to credit risk in the event of default by one or more of the banks holding its cash or cash equivalents. The Company’s investment policies and procedures are reviewed periodically by management and its audit committee to monitor credit risk.

Derivative Instruments and Hedging Activities

Derivative financial instruments

The Company may use derivative financial instruments from time-to-time to hedge its exposure to foreign exchange arising from operating, investing and financing activities. The Company does not hold or issue derivative financial instruments for trading purposes; however, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.

Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on re-measurement to fair value is recognized immediately in the consolidated statement of operations. However, where derivatives qualify for hedge accounting, recognition of any resultant gain or loss depends on the nature of the item being hedged.

Cash flow hedges

Exposure to foreign exchange risks arises in the normal course of the Company’s business and it is the Company’s policy to hedge anticipated sales and purchases in foreign currencies. The amount of hedging activity used is in accordance with approved policy and internal forecasts.

Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognized asset or liability, or a highly probable forecast transaction, the effective part of any unrealized gain or loss on the derivative financial instrument is recognized directly in stockholders’ equity. When the forecast transaction subsequently results in the recognition of a non-financial asset or non-financial liability, the associated cumulative gain or loss is removed from stockholders’ equity and included in the initial cost or other carrying amount of the non-financial asset or liability.

For cash flow hedges, other than those covered by the preceding statement, the associated cumulative gain or loss is removed from stockholders’ equity and recognized in the consolidated statement of operations in the same period or periods during which the hedged forecast transaction affects the consolidated statement of operations and on the same line item as that hedged forecast transaction. The ineffective part of any gain or loss is recognized immediately in the consolidated statement of operations.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

When a hedging instrument expires or is sold, terminated or exercised, or the Company revokes designation of the hedge relationship but the hedged forecast transaction is still probable to occur, the cumulative gain or loss at that point remains in stockholders’ equity and is recognized in accordance with the above policy when the transaction occurs. If the hedged transaction is no longer expected to take place, then the cumulative unrealized gain or loss recognized in stockholders’ equity is recognized immediately in the consolidated statements of operations.

Receivables

Accounts receivable are recorded at the invoiced amount. An allowance for doubtful accounts is estimated based on probable credit losses in the existing accounts receivable. The allowance is determined based on a review of individual accounts for collectability, generally focusing on those that are past due. The current year expense to adjust the allowance for doubtful accounts, if any, is recorded in the consolidated statement of operations. An allowance for uncollectible accounts receivable is estimated based on a combination of default history, aging analysis and any specific, known troubled accounts. When a receivable is finally established as uncollectible, it is written off against the allowance account for accounts receivables.

Property and Equipment

Property and equipment are recorded at acquisition cost, net of accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is three to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets generally consist of two elements:

Royalty prepayments

Royalty prepayments represent expenditures made to research institutions where the parties agreed to exchange future variable royalty payments in relation to intellectual property for a fixed payment. These prepayments have a finite useful life, usually being the expiration of the underlying patent or contract, and are carried at the present value of costs at acquisition date, less accumulated amortization. Amortization is based on the anticipated usage of the asset, determined with reference to expected sales of the related product over the contract or patent life.

Computer software

Costs incurred in acquiring software and licenses that are expected to provide future period financial benefits are capitalized to computer software. Amortization is calculated on a straight-line basis over periods ranging from one to three years.

Leased Assets

The Company accounts for its leases at their inception as either an operating or capital lease, depending on certain defined criteria. All of the Company’s leases in effect at December 31, 2012 and June 30, 2012 are considered operating leases. The costs of operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease term. Additionally, any incentives we receive are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

Impairment of Long-lived Assets

The Company reviews its tangible and intangible assets, including patents and licenses, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In performing an impairment review, the Company estimates undiscounted cash flows from products that are covered by these patents and licenses. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount of the asset. If the evaluation indicates that the carrying value of an asset is not recoverable from its undiscounted cash flows, an impairment loss is measured by comparing the carrying value of the asset to its fair value.

Severance Obligations and Employee Benefits

As a result of the purchase consideration and net assets acquired pursuant to the merger (see Note 7 to the consolidated financial statements), the Company recorded a $5.0 million accrual for severance obligations and employee benefits related to certain key officers and employees of Nabi upon completion of the merger. This accrual is classified as a current liability on the condensed consolidated balance sheet.

Research and Development Expense

Research and development expense includes, but is not limited to, the costs of activities associated with: drug discovery, such as medicinal chemistry, virology, microbiology, and biochemistry; drug target discover, such as molecular biology and modeling and structural biology; professional fees paid to third-party service providers in connection with conducting preclinical studies and treating patients enrolled in clinical trials and monitoring, accumulating and evaluating the related data; salaries and personnel-related expenses for our internal staff, including benefits and share-based compensation; the cost to develop, formulate and manufacture product candidates; legal fees associated with patents and intellectual property; consulting fees; license and sponsored research fees paid to third parties; and specialized information systems, depreciation and laboratory facility costs. Research and development costs do not include an allocation of any general and administrative expense. Research and development expenses are expensed as incurred.

The Company has received reimbursement for certain research and development activities pursuant to collaborations with other corporate entities, as well as for services performed pursuant to government grants and contracts, which the Company records as revenues in its consolidated statement of operations.

Income Taxes

The Company applies ASC 740 – Income Taxes, which established financial accounting and reporting requirements for the effects of income taxes that result from the Company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the jurisdictions and years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Where the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The valuation allowance is sufficient to reduce the deferred tax assets to the amount that the Company determines is more likely than not to be realized.

Revenue Recognition

Revenue consists primarily of royalty payments, license fees, milestone payments, payments for services performed pursuant to government grants and contracts as well as certain research and development activities pursuant to collaborations with other corporate entities.

Revenue from royalties is recognized upon sales of the underlying product by the relevant third party. The Company generally receives written confirmation of the amount of royalty revenue from its licensees’ on a quarterly basis.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

Revenue for services performed pursuant to contract or grants is recognized as revenue when earned, typically when the underlying services or activities are rendered. The Company analyzes cost reimbursable grants and contracts to determine whether it should report such reimbursements as revenue, or as an offset to the related research and development expenses incurred. For costs incurred and revenues generated from third parties where the Company is deemed to be the principal participant, such as the BARDA contract, it recognizes revenue and costs using the gross basis of accounting; otherwise it uses the net basis of accounting.

Revenue for collaborative research and development activities typically consists of fees for services, or payments when specific milestones are met and match underlying activities occurring during the term of the arrangement.

For milestones that are deemed substantive, the Company recognizes the contingent revenue when: (i) the milestones have been achieved; (ii) no further performance obligations with respect to the milestones exist; and (iii) collection is reasonably assured. A milestone is considered substantive if all of the following conditions are met: (i) the milestone is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to activities already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

Foreign Currency

Functional and reporting currency

Items included in the Company’s consolidated financial statements are measured using the currency of the primary economic environment in which the entity operates, referred to as the functional currency. The Company operates in several jurisdictions with functional currencies of the U.S. dollar, the Australian dollar, and U.K. Sterling. The consolidated financial statements are presented in U.S. dollars.

Transactions and balances

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the related transactions. Foreign exchange gains and losses resulting from the settlement of such transactions, as well as from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies, are recognized in the consolidated statements of operations.

The results and financial position of any operations that have a functional currency different from the U.S. dollar are translated into U.S. dollar amounts. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for period.

All resulting exchange differences are recognized as accumulated other comprehensive income, a separate component of stockholders’ equity.

On consolidation, exchange differences arising from the translation of any net investment in foreign entities are recorded in stockholders’ equity as part of accumulated comprehensive income, net of related taxes.

Patent and License Expense

Legal fees incurred for patent application costs have been charged to expense and reported in research and development expense. Legal fees incurred for patents relating to commercialized products are capitalized and amortized over the life of the patents and reported in research and development expense.

Share-Based Compensation Expense

Share-based compensation expense related to stock options is determined at the grant date using an option pricing model based on the closing price of the Company’s common stock on that date. The value of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the employee's requisite service period.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

Net Income (Loss) per Share

Basic and diluted income (loss) per share has been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and warrants) are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. The Company has excluded all options to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

The following table sets forth the computation of historical basic and diluted net income (loss) per share.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Income (loss) (in thousands)	$4,829	$(7,055)	$(2,413)	$(11,252)
Weighted average shares outstanding	28,137,346	181,627,507	28,137,346	181,627,507
Weighted average shares outstanding adjusted using exchange ratio (Note 7) used to compute basic earnings per share	28,137,346	22,695,081	28,137,346	22,695,081
Dilutive effect of restricted stock and stock options	214,983	-	-	-
Shares used to compute diluted earnings per share	28,352,329	22,695,081	28,137,346	22,695,081
Basic income (loss) per share	$0.17	$(0.31)	$(0.09)	$(0.50)
Diluted income (loss) per share	$0.17	$(0.31)	$(0.09)	$(0.50)
Diluted shares excluded in the calculation of diluted income (loss)	-	-	214,983	-

Total Comprehensive Income

Comprehensive income is defined as the total change in stockholders’ equity during the period other than from transactions with stockholders, and for the Company, includes net income and cumulative translation foreign currency adjustments.

Segment Information

The Company currently reviews its business from a divisional perspective. All research and development activities relate to various anti-infective drug discovery and clinical development activities. Recently appointed senior management has assessed that research and development activities represent one reportable business segment. The Company operates globally in developing its projects at its laboratories in Australia and England.

The business segment information provided to the strategic steering committee for the reportable segments for the six months ended December 31, 2012 and 2011 are set out in the table below (in thousands):

Divisions	Research and Development		Corporate		Intersegment elimination		Total
	2012	2011	2012	2011	2012	2011	2012	2011

External revenue	$9,689	$4,801	$6,823	$4,114	$(4,662)	$(2,676)	$11,850	$6,239
Intersegment revenue	-	-	(4,662)	(2,676)	4,662	2,676	-	-
Total segment revenue	$9,689	$4,801	$2,161	$1,438	-	-	$11,850	$6,239

EBITDA	$(6,503)	$(13,091)	$6,473	$1,124	-	-	$(30)	$(11,967)

Depreciation and amortization	$845	$842	$697	$675	-	-	$1,542	$1,517

Under recently appointed senior management, the Company is currently undertaking a thorough strategic, operational and financial review, the purpose of which is to determine how it will align and allocate its capital and human resources to its respective ongoing development programs in the future.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

(3)      Share-Based Compensation

A summary of stock option grants outstanding as of December 31, 2012, and the related activity during the six months ended December 31, 2012 is presented below:

	Number of Options
Options	Biota Holdings Limited	Nabi	Biota Pharmaceuticals, Inc.

Outstanding at June 30, 2012	6,182,853	3,665,201
Granted	686,365	-
Exercised	(413,335)	-
Forfeited	-	(20,000)
Expired	(601)	(591,485)

	6,455,282	3,053,716
Adjustment for Consolidation of shares		(2,544,798)
Vested and exercised upon merger	(6,455,282)	-
Balance on November 8, 2012 (date of merger)	-	508,918

Post-merger transactions:
Granted	-	-	931,590

Outstanding at December 31, 2012	-	508,918	931,590

Exercisable at December 31, 2012	-	508,918	-

On November 8, 2012, and in connection with the merger and based upon stockholder approval, Nabi’s board of directors approved a 1:6 reverse stock split of existing Nabi shares, which reduced the number of shares of common stock reserved for outstanding stock options to 508,918. The exercise price of all outstanding stock options as of that date have been adjusted to reflect the reverse stock split and are now between $11.22 and $99.90 per share, with terms expiring from March 27, 2013 to January 3, 2019.

Biota Holdings Limited had outstanding stock options to purchase 6,455,282 shares of its common stock at September 30, 2012. Upon approval of the merger with Nabi by the Supreme Court of Victoria on October 26, 2012, all of these outstanding stock options vested, resulting in the issuance of 4,639,104 shares of common stock and the vesting of 1,816,178 shares held by Biota Holdings Limited for this purpose. The related expense of $1.1 million associated with the issuance of shares of common stock has been recognized in full as a general and administrative expense in the consolidated statement of operations.

On November 12, 2012, the Company granted options to purchase 931,590 shares of common stock at an exercise price of $4.07. The grant becomes exercisable in three equal installments on the first, second and third anniversary of the grant date. The options have a 10 year term. The Company estimated the fair value of each stock option on the date of grant, using the Black-Scholes option-pricing formula, to be $2.72 using the following key assumptions:

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding based on the Company’s historical experience. The Company estimated an expected term of 5 years.

Risk-Free Interest Rate: The Company used a risk-free rate of 0.65%, based the risk-free interest rate used in the assumptions on the implied yield currently available on the U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected volatility: The Company used an expected volatility factor of 83.84%, based on the historical price of its common stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: The Company does not intend to pay cash dividends on common stock for the foreseeable future. Accordingly, it assumed a dividend yield of zero.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

The Company amortizes share-based compensation expense over the option’s vesting period using the straight-line attribution approach. For the three and six months periods ended December 31, 2012, the Company recognized approximately $0.1 million of share-based compensation expense related to the issuance of stock option grants.

A summary of outstanding restricted stock awards as of December 31, 2012, and the related activity during the six month period ending December 31, 2012 is presented below:

	Number of Awards
Awards	Nabi	Biota Pharmaceuticals, Inc.

Unvested at June 30, 2012	196,254
Vested and shares issued	(196,254)

Balance on November 8, 2012 (date of merger)	-

Post-merger transactions:
Granted	-	214,983

Outstanding at December 31, 2012	Nil	214,983

On November 12, 2012, the Company granted 214,983 of restricted stock awards with an average fair value of $4.07. The restricted shares vest over three equal installments upon 90 days, and on the first and second anniversaries of the grant date. For the three month and six month periods ended December 31, 2012, the Company recognized approximately $0.2 million of share-based compensation expense related to the issuance of restricted stock units. As of December 31, 2012, there was $3.1 million of unrecognized compensation expense related to unvested share-based compensation arrangements. This expense is expected to be recognized over the next two years as the restricted shares vest.

(4)     Income Taxes

The Company is subject to income tax in the U.S., Australia and the United Kingdom (U.K.). A reconciliation of the (benefit) provision for income taxes, with the amount computed by applying the statutory company tax rate of 35% to the income (loss) before income taxes for the three and six month periods ended December 31, 2012, are set out in the tables below (in thousands):

	Three Months Ended December 31,
	2012	2011

Income (loss) before income taxes	$4,823	$(7,519)

Computed by applying standard income tax rate of 35%	1,688	(2,632)
Differences in foreign tax rates to standard rate	(257)	379
Non qualifying research and development expenditure	2,662	1,904
Non-assessable income:
Australian research and development credit	(1,561)	-
UK research and development incentive	(949)	-
Gain on merger	(3,015)	-
Disallowed expenses (income):
Share-based compensation	512	11
Non-taxable amortization	144	(569)
Other	(449)	(23)
State taxes, net of federal benefit	261	-
Change in valuation allowance	958	410
Income tax benefit	$(6)	$(520)

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

	Six Months Ended December 31,
	2012	2011

Loss before income taxes	$(2,517)	$(11,902)

Computed by applying standard income tax rate of 35%	(881)	(4,166)
Differences in foreign tax rates to standard rate	110	239
Non qualifying research & development expenditure	2,947	2,490
Non-assessable income:
Australian research and development credit	(1,561)	-
UK research and development incentive	(523)	-
Gain on merger	(3,015)	-
Disallowed expenses (income):
Share-based compensation	568	134
Non-taxable amortization	2	(139)
Other	(16)	6
State taxes, net of federal benefits	261	-
Change in valuation allowance	2,004	786
Income tax benefit	$(104)	$(650)

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. A valuation allowance has been established, as the Company has determined that the realization of such assets is not more likely than not.

As of December 31, 2012, the Company’s foreign subsidiaries have no positive accumulated earnings. As such, no federal or state income taxes have been provided on the losses of its foreign subsidiaries under ASC 740. If in the future there are positive earnings generated from the Company’s foreign subsidiaries, the Company will evaluate whether to record any applicable federal and state income taxes on such earnings.

As of December 31, 2012 the Company has accumulated gross U.S. net operating losses of $180 million, which expire at various dates through 2032, U.S. research and experimental tax credit carry forwards of approximately $13 million ($11.3 million, net of unrecognized tax benefit) that expire in varying amounts through 2026, and U.S. alternative minimum tax credit carry forwards of $0.9 million. As of December 31, 2012, the Company also has accumulated Australian tax losses of A$59 million and accumulated UK tax losses of STG19 million available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances. A full valuation allowance has been established against the tax losses in the U.S. due to the volatility of earnings and the potential unavailability of the losses in some circumstances, including changes in ownership due to U.S. tax rules. The application of these rules may result in a complete elimination of the use of these tax attributes in the future, or subject such tax attributes to an annual limitation that may result in income tax loss and credit carry forwards expiring before the Company is able to fully utilize them. The Company is in the process of conducting a study to determine the impact of these tax rules. As a valuation allowance against all of the Company’s U.S. net deferred tax assets and Australian and UK tax losses has been established there is no current impact on these consolidated financial statements as a result of the application of these tax provisions.

The assets not subject to a valuation allowance relate to temporary differences arising on Australian balance sheet amounts that are expected to reverse where sufficient Australian taxable income will be available to utilize them.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

Uncertain Tax Positions

The Company is subject to income taxes in the U.S., various states, and several foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. The Company has established reserves for tax-related uncertainties based on estimates of whether, and to the extent to which, additional taxes may be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Under the tax statute of limitations application to the Internal Revenue Code (“IRC”), the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Services (“IRS”) for years before 2008. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2002 and earlier tax years, these attributes can still be audited in the future when used on an income tax return filed. Tax attributes carried forward from 2002 and earlier tax years recently utilized in tax years for which the statute of limitations have not yet expired are also subject to audit. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for years before 2008 in states in which we have filed income tax returns. Certain states may take the position that the Company is subject to income tax in such states even though the Company has not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2008. The Company began foreign operations in 1985. The Company is subject to foreign tax examinations by tax authorities for all years of operations.

The Company has an unrecognized U.S. tax benefit of $2.5 million as of December 31, 2012. Any potential interest and penalties on unrecognized tax benefits were not significant. Unrecognized tax benefits are shown as a reduction in net deferred tax assets in the accompanying consolidated balance sheets.

(5)     Research and Development Credit

An application for a claim of $4.4 million was made by the Company’s subsidiary, Biota Holdings Limited, under the Australian Government’s Research and Development tax incentive when Biota Holdings Limited submitted its tax return for its fiscal year ended June 30, 2012. This amount was recorded as a contingent asset as of June 30, 2012. On November 7, 2012, Biota Holdings Limited received cash for this claim. Although the credit is administered by the Australian government, it is not linked to the level of taxable income and is effectively a government grant. As such, the Company obtained an immediate benefit and therefore, the entire amount has been recognized within non-operating income in the consolidated statement of operations for the three and six month periods ending December 31, 2012.

For the current fiscal year, the Company does not expect to receive a research and development credit as its revenue is expected to exceed the qualifying revenue threshold.

(6)     Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GSK in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (NI) marketed by GSK as RelenzaTM to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of RelenzaTM in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of RelenzaTM in Australia, New Zealand, South Africa and Indonesia. Royalties earned by the Company under this agreement for the three month period ending December 31, 2012 and 2011, were $1.0 million and $(1.6) million, respectively, and royalties earned for the six month period ending December 31, 2012 and 2011 were $1.0 million and $0.7 million, respectively. Beginning in 2014, the patents on RelenzaTM will begin to expire in certain countries and are scheduled to fully expire in 2019.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

The Company also generates royalty revenue from the sale of Inavir® in Japan, pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo related to the development and commercialization of second generation, long-acting NI’s ("LANI"), including laninamivir octanoate. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir®. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan. Royalties earned by the Company under this agreement for the three month periods ending December 31, 2012 and 2011, were $0.9 million and $0.5 million, respectively, and royalties earned for the six month periods ending December 31, 2012 and 2011 were $0.9 million and $0.7 million, respectively. Under the collaboration and license agreement, the Company and Daiichi Sankyo co-own the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan, the specific terms of which have yet to be finalized. Patents on laninamivir octanoate in Japan generally expire in 2027.

Collaborative and contract arrangements

On March 31, 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”). BARDA is part of the U.S. Office of the Assistant Secretary for Preparedness and Response ("ASPR") within the U.S. Department of Health and Human Services ("HHS"). The BARDA contract is for the late-stage development of laninamivir octanoate on a cost-plus-fixed-fee basis, the total of which is not to exceed $231.2 million. Pursuant to the BARDA contract, reimbursable costs include, but are not limited to, those incurred by the Company for clinical development, scale-up, formulation and manufacture leading to the potential licensure of laninamivir octanoate by the FDA. The BARDA contract is designed to fund and provide the Company with technical and clinical data, and U.S. based manufacturing to support the filing of a U.S. new drug application ("NDA") with the FDA for laninamivir octanoate. The performance period of the BARDA contract commenced on March 31, 2011, and continues for five years.

The Company is considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of laninamivir octanoate. Therefore, revenues from the contract and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations.

Revenue earned by the Company under the BARDA contract for the three month periods ending December 31, 2012 and 2011, were $7.9 million and $3.1 million, respectively, and revenue earned for the six month periods ending December 31, 2012 and 2011 were $9.2 million and $4.5 million, respectively. Revenue totaling $18.4 million has been recognized to-date pursuant to this contract.

(7)     Merger

Summary

On April 22, 2012, Nabi and Biota Holdings Limited entered into a merger implementation agreement (the “Agreement”), which was subsequently amended on August 6, 2012 and further amended on September 17, 2012. Pursuant to the terms and subject to the conditions set forth in the Agreement, Biota Holdings Limited became a wholly owned subsidiary of Nabi on November 8, 2012. As outlined in Note 1, Nabi then changed its name to Biota Pharmaceuticals, Inc.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

Reverse Stock Split

On November 8, 2012, as contemplated by the Agreement and as approved by Nabi’s stockholders and board of directors, Nabi filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a reverse stock split of Nabi’s common stock at a ratio of 1:6. As a result of the reverse stock split, each six shares of Nabi common stock issued and outstanding immediately prior to the reverse stock split were automatically combined into and became one share of Nabi common stock. Also, as a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, of Company stock options outstanding immediately prior to the reverse stock split were automatically proportionally adjusted based on the one-for-six split ratio in accordance with the terms of such options. The reverse stock split did not alter the par value of the Nabi common stock or modify any voting rights or other terms of the common stock. Following the reverse stock split, 0.5 million stock options remained outstanding.

Exchange Ratio

Upon completion of the merger, each outstanding share of Biota Holdings Limited ordinary shares converted into the right to receive 0.1249539870 shares of Nabi common stock as determined pursuant to the exchange ratio, as calculated pursuant to the terms of the Transaction Agreement, as amended. Pursuant to the various agreements, Biota Holdings Limited stockholders received shares in Nabi common stock representing approximately 83% of the outstanding combined stock of the resulting combined company. Nabi stockholders continued to own their existing Nabi common stock, which represented approximately 17% of the outstanding combined stock of the resulting combined company. The issued share capital upon completion of the merger comprised of the following:
No. of Shares
Ex-Nabi stockholders	4,720,999
Ex-Biota Holdings Limited stockholders	23,416,347
Total	28,137,346

Purchase Consideration and Net Assets Acquired

Due to the fact that former Biota Holdings Limited stockholders held a majority of the ongoing voting interest in the Company upon completion of the merger, the merger has been accounted for as a ‘reverse merger’, whereby Biota Holdings Limited is treated as the acquirer for financial accounting purposes, with Nabi being treated as the acquired company. In addition, members of the Company’s management and board of directors are principally drawn from the Biota Holdings Limited business, and the majority of the ongoing business is related to the Biota Holdings Limited business.

The purchase consideration in a reverse merger is determined with reference to the value of equity that the accounting acquirer (in this case Biota Holdings Limited,) issues to the stockholders of the accounting acquiree (Nabi, in this case) to give them their interest in the combined entity. Further, as a result of the merger, stock options to purchase an aggregate of 0.5 million shares of Nabi common stock that were held by officers and directors of Nabi immediately vested (see Note 3 to the consolidated financial statements). The fair values of the Nabi outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: a strike price range between $11.34 – $99.91; a volatility range between 78.79% – 99.62%; a risk-free interest rate range between 0.12% – 0.87%; and an expected life range of 0.3 – 6.1 years.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

The purchase price, based on the price per share of the Company’s common stock as of the date of the merger is as follows:

Number of shares issued to Nabi stockholders	4,720,999
Fair value per share, using volume weighted share price on November 9, 2012	$4.0168
Implied purchase consideration (in thousands)	$18,963

Number of stock options outstanding to former Nabi employees	508,918
Fair value per option	$0.456
Implied purchase consideration (in thousands)	$232

Total implied purchase consideration (in thousands)	$19,195

The net assets acquired consist of (in thousands):

Cash	$32,687
Accrual for severance obligations and employee benefits	(4,977)
Accounts payable	(694)
Other liabilities	(16)
Net cash received	$27,000

Excess of net assets acquired over total fair value purchase consideration/gain recorded on merger	$7,805

No purchase consideration has been allocated to the residual value of any of Nabi’s drug development programs, including NicVAX® or any next-generation nicotine vaccine, or the potential royalty of Phoslyra that was sold to a third party in 2006, due to the significant uncertainty associated with future cash flows from these assets.

Pursuant to the Agreement, Biota Holdings Limited received net cash of $27 million from Nabi, while Nabi stockholders received a proportion of the combined entity based on the Biota Holdings Limited share price upon completion of the merger. Movements in the Biota Holdings Limited share price and the U.S. and Australian dollar exchange rates between the date of the determination of the exchange ratio and the date of the completion of the merger, coupled with changes in the fair value of certain assets and liabilities, have resulted in the net assets acquired exceeding the calculated purchase consideration. The gain recorded on the merger of $7.8 million is recognized as non-operating income in the condensed consolidated statements of operations.

Acquisition-related Costs

Acquisition-related costs related to the merger, including adviser, investment banking, legal, accounting and various other costs of $1.3 million and $4.6 million have been included as a general and administrative expense for the three and six month periods ended December 31, 2012, respectively. Total acquisition-related costs were approximately $6.5 million.

Biota Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2012)

Pro forma Financial Information

The following table presents selected unaudited financial information, as if the merger with Nabi had occurred on July 1, 2011 (in thousands, expect per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Pro forma net revenue	$1,018	$2,984	$13,114	$8,160
Pro forma net loss	$(1,124)	$(8,989)	$(10,898)	$(13,164)
Pro forma basic loss per share	$(0.03)	$(0.31)	$(0.38)	$(0.46)
Pro forma diluted loss per share	$(0.03)	$(0.31)	$(0.38)	$(0.46)

(8)       Commitments and contingencies

Government Contracts and Research Grants

Revenue for services performed pursuant to government contracts is recognized when earned, typically when the underlying services or activities are rendered. Invoices are generally submitted monthly. The accuracy and appropriateness of costs charged to government contracts are subject to regulation, audit and possible disallowance by government agencies. Accordingly, costs billed or billable to government customers are subject to potential adjustment upon audit by such agencies.

Grant funding is initially recognized as deferred income and then recorded as revenue to match the costs that they are intended to compensate for. Revenue recognized in relation to these grants was $0.6 million and $0.8 million for the three and six month periods ended December 31, 2012, and $0.1 million and $0.3 million for the three and six month periods ended December 31, 2011, respectively.

Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations if such changes negatively impacted our contract with BARDA. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in expenses or charges not being reimbursed, or otherwise adversely affect the Company’s financial condition and/or results of operations.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•	our expectation that we will not incur any additional costs in the future related to the merger;

•	the anticipated completion of management’s ongoing strategic, operational and financial review around the end of the first calendar quarter of 2013;

•	the planned design, size and timing of when we anticipate initiating a 636-patient, randomized, placebo-controlled Phase 2 clinical trial of laninamivir octanoate in mid-2013;

•	our anticipation that revenue and the related cost of providing services under our BARDA contract will continue to increase assuming the program continues to advance further into clinical development;

•
our anticipation that we will generally incur future net losses from operations due to our intention to continue to support the research and the preclinical and clinical development of our product candidates;

•	our anticipation that we will not qualify for the research and development credit for the current fiscal year;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

•
the number of months that our current cash, cash equivalents and anticipated future proceeds from existing royalty-bearing licenses, our contract with BARDA, and other existing license and collaboration agreements will allow us to operate; and

•
our plan to continue to finance our operations with our existing cash, cash equivalents and proceeds from existing or potential future royalty-bearing licenses, government contracts, or collaborative research and development arrangements or through future equity and/or debt financings or other financing vehicles.

These statements reflect our current views with respect to future events and are based on assumptions and subject to key risks and uncertainties including, without limitation: BARDA, or we, not terminating or significantly amending our existing contract to developlaninamivir octanoatein the U.S.; GSK or Daiichi Sankyo continuing to generate net sales from RelenzaTM and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; we, BARDA, the FDA, a data safety monitoring board, or an institutional review board, delaying, limiting, suspending or terminating the clinical development of laninamivir octanoate at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the results of research activities related our product candidates being unfavorable, delayed or terminated; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting further development of that product candidate; our capacity for successfully recruiting and managing clinical trials on a timely basis; our ability to comply with extensive government regulations in various countries and regions that we expect to conduct clinical trials in that are applicable to our business; our ability to satisfactorily manage the integration of the recent merger and our operations in the future; our ability to maintain and or recruit sufficient human resources, including executive management and key employees; our ability to secure manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations who we rely on to assist us in the design, development and implementation of the clinical development of our product candidates, including laninamivir octanoate; such third-party contract research, data management and manufacturing organizations not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators to enroll patients in our clinical trials on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringing on the intellectual property rights of others; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” in Part II, Item 1A of this Quarterly Report).

There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-Q and the documents that we reference herein and which been filed or incorporated by reference as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Biota is a registered trademark of Biota Holdings Limited. RelenzaTM is a trademark of GlaxoSmithKline plc, Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

The following is a discussion and analysis of the major factors contributing to results of operations for the three and six months ended December 31, 2012, and financial conditions at that date, and should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

Biota Pharmaceuticals, Inc. together with its wholly owned subsidiaries (“Biota”, the “Company”, “us” or “we”) is a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat a number of serious and potentially life-threatening viral and bacterial infectious diseases.  The Company has been incorporated in the state of Delaware since 1969 and the corporate headquarters are located in Rockville, Maryland. On November 8, 2012, Nabi Biopharmaceuticals (“Nabi”) merged with Biota Holdings Limited, which was previously listed on the Australian Stock Exchange (ASX:BTA), and the resulting company was renamed Biota Pharmaceuticals, Inc.

We are currently focused on developing oral, small molecule compounds to treat a number of viral infections, with our most advanced programs being directed toward respiratory diseases, including those caused by influenza A and B, human rhinovirus (“HRV”) and respiratory syncytial virus (“RSV”). We also have an early stage development program focused on developing non-nucleoside and nucleoside inhibitors targeting the RNA-dependent RNA polymerase of hepatitis C virus (“HCV”). In addition to our antiviral programs, we have several preclinical stage programs focused on developing novel antibiotics designed to treat serious and potentially life-threatening gram positive and gram negative bacterial infections.

We have patented a neuraminidase inhibitor, zanamivir, which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza™ for the prevention and treatment of influenza A and B under a royalty-bearing research and license agreement we entered into with GSK in 1990. In addition, we co-own a number of second-generation neuraminidase inhibitors and generate royalty revenue pursuant to a collaboration and license agreement that we entered into with Daiichi Sankyo related to the development and commercialization of second generation, long-acting neuraminidase inhibitors ("LANI’s"), including laninamivir octanoate. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. In November 2012, Daiichi Sankyo submitted an application for a label change in Japan to also manufacture and market the influenza antiviral product Inavir® for the prevention of influenza infection. We have filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate, and in 2012 we entered into a $231 million contract with the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide support for clinical development and U.S. based manufacturing for laninamivir octanoate for the treatment of influenza A and B infections.

Although several of our influenza products have been successfully developed and commercialized by other larger pharmaceutical companies under license agreements, we have not received regulatory approval for any product candidates we have developed independently, and we do not have any commercialization capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues from any of our existing or future development-stage product candidates.

We plan to continue to finance our operations with our existing cash and cash equivalents; proceeds from existing or potential future royalty-bearing licenses, government contracts, or collaborative research and development arrangements; future equity and/or debt financings; and, other financing vehicles. Our ability to continue our operations is dependent, in the near-term, upon managing our cash resources, our continued receipt of royalty revenues and service revenue the BARDA contract, entering into future collaboration or partnership agreements, the successful development of our product candidates, executing future financings and ultimately, upon the approval of our products for sale and achieving positive cash flows from operations. There can be no assurance that additional capital will be available on terms acceptable to us in the future, or that we will ever generate significant product revenue and become operationally profitable on a consistent basis.

Recent Corporate Developments

Merger between Nabi Biopharmaceuticals and Biota Holdings Limited. On November 8, 2012, we announced that Nabi and Biota Holdings Limited had completed a merger, resulting in Biota Holdings Limited becoming a wholly-owned subsidiary of Nabi, and the Company being renamed Biota Pharmaceuticals, Inc. Former Biota Holdings Limited shareholders retained approximately 83% of the Company’s shares of common stock, while former Nabi shareholders retained approximately 17% as consideration for Nabi’s net assets, which consisted primarily of $27 million in net cash on the date of the merger. Due to the fact that Nabi had minimal activity ongoing with respect to its development programs or related operations at the time of the merger, our future operations are materially represented by our wholly owned subsidiary, Biota Holdings Limited. Further, given that former Biota Holdings Limited shareholders held a majority of the ongoing voting interest in the Company upon the completion of the merger, the merger has been accounted for as a reverse merger, such that Biota Holdings Limited is considered the accounting acquirer for financial reporting purposes even though Nabi was the legal acquirer.

Reverse Stock Split. On November 8, 2012, and as approved by Nabi’s stockholders, Nabi filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a reverse stock split of Nabi common stock at a ratio of 1:6. As a result of the reverse stock split, each six shares of Nabi common stock issued and outstanding immediately prior to the reverse split were automatically combined into and became one share of Nabi common stock. Also, as a result of the reverse split, the per share exercise price of, and the number of shares of common stock underlying all stock options outstanding immediately prior to the reverse split were automatically proportionally adjusted based on the one-for-six split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be. The reverse stock split did not alter the par value of the Nabi common stock or modify any voting rights or other terms of the common stock.

Changes in Senior Management. In connection with the merger of Nabi and Biota Holdings Limited, on November 14, 2012, we announced the appointment of Russell H. Plumb as our Chief Executive Officer and President, and Joseph M. Patti, M.S.P.H., Ph.D. as our Executive Vice President, Corporate Development & Strategy. Mr. Plumb also joined our board of directors.

Mr. Plumb previously served as President, Chief Executive Officer and Chief Financial Officer of Inhibitex, Inc., a publicly-traded clinical-stage drug development company, from December 2006 through February 2012, when it was acquired. Prior to its acquisition, Inhibitex had focused its resources in recent years on developing antiviral, small molecules, including compounds to treat hepatitis C virus (HCV) infection. From 2000 to December 2006, Mr. Plumb was the Chief Financial Officer of Inhibitex, during which time he oversaw numerous financing transactions, including the company's initial public offering in 2004.

Dr. Patti was a co-founder of Inhibitex, and served as its Chief Scientific Officer and Senior Vice President of Research and Development from 2007 through February 2012. Prior to that, he served as the Vice President, Preclinical Development and Chief Scientific Officer from 1998 to 2007 and Vice President of Research and Development from 2005 to 2007 of Inhibitex.

As a result of the appointment of Mr. Plumb as our Chief Executive Officer, management is currently undertaking a thorough strategic operational and financial review, the purpose of which is to determine how we will align and allocate our capital and human resources, if any, to our respective ongoing development programs in the future. We anticipate that this review will be completed around the end of the current quarter.

Peter Cook, who resigned as the Chief Executive Officer of Biota Holdings Limited upon the completion of the merger, continues to serve as one of our directors.

Laninamivir Octanoate Clinical Update. In January 2013, we initiated a Phase 1 clinical trial designed to assess the pharmacokinetics and metabolite profile of laninamivir octanoate following an inhaled dose administered via TwinCaps®. This study is a single center, single dose, open-label study in six healthy male subjects. It is anticipated that top-line results will be available in mid-2013. Based upon the current development status of laninamivir octanoate in the U.S. under the BARDA contract, we anticipate initiating a 636-patient, randomized, placebo-controlled Phase 2 clinical trial in mid-2013. The primary objective of the trial is to evaluate the safety and efficacy of two doses of inhaled laninamivir octanoate (40 and 80 mg) delivered via TwinCaps® in adults with symptomatic presumptive influenza A or B infection. The primary endpoint for this study is alleviation of influenza symptoms and fever after 24 hours.

Results of Operations

Three Months Ended December 31, 2012 and December 31, 2011

Summary. We reported net income of $4.8 million for the three months ended December 31, 2012 as compared to net loss of $7.0 million for the same three month period in 2011. The $11.8 million change from net loss in 2011 to net income in 2012 was primarily the result of an $8.2 million increase in revenue, the recording of a $7.8 million gain related to the merger, and the receipt of $4.4 million research and development credits, offset in part by a $7.7 million increase in total operating expenses, a $0.4 million decrease in interest income and a $0.5 million decrease in income tax benefits.

Although we reported net income in the most recent quarter, largely due to the gain we recorded as a result of the merger and the receipt of research and development credit, we generally expect to incur net losses in the near-term as we intend to continue to support research related to and the preclinical and clinical development of our product candidates.

Revenue. Revenue increased to $10.4 million for the three months ended December 31, 2012 from $2.1 million in the same period of 2011, primarily as a result of increased royalty revenue and service revenue in 2012. The following table summarizes the key components of our revenue for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
	(in millions)
Royalty revenue – RelenzaTM	$1.0	$(1.6)
– Inavir®	0.9	0.5
Service revenue under BARDA contract	7.9	3.1
Revenue under other contracts, grants and collaborations	0.6	0.1
Total revenue	$10.4	$2.1

The increase in royalty revenue in 2012 was attributable to increased sales of both RelenzaTM and Inavir®, as well as the effect of negative royalty recorded in 2011 that reflected the return of products to GSK and an adjustment to royalties earned for calendar year 2011 that occurred in the three month period ended December 31, 2011. Service revenue under the BARDA contract increased in 2012 from 2011 due to the advancement of the laninamivir octanoate program toward Phase 2 clinical development and the expansion of the underlying activities covered under the contract. We anticipate that our revenue under the BARDA contract will continue to increase assuming the program continues to advance further into clinical development. Revenue under other contracts, grants and collaborations increased in 2012 due to a new government grant of $0.2 million.

Cost of Revenue. Cost of revenue represents expenses incurred by us in performing services and activities pursuant to government contracts or grants for which we record related revenue and expense on the gross basis of accounting. Cost of revenue increased to $7.1 million in the three months ended December 31, 2012 from $2.9 million in the same three month period in 2011 due principally to the advancement of the laninamivir octanoate program under the BARDA contract, and the expansion of the underlying activities covered under that contract. We anticipate that our cost of revenue under the BARDA contract will continue to increase assuming the program continues to advance further into clinical development.

Research and development expense. Research and development expense decreased to $4.0 million in the three months ended December 31, 2012 from $5.7 million in the same three month period in 2011. The following table summarizes the components of our research and development expense for the three months ended December 31, 2012 and 2011:
	Three Months Ended December 31,
	2012	2011
	(in millions)
Direct preclinical, clinical and product development expense	$1.4	$2.4
Other salaries, benefits and stock-based compensation expense	2.0	2.2
Depreciation and facility-related expense	0.6	0.9
Other indirect expense	-	0.2
Total research and development expense	$4.0	$5.7

Direct preclinical, clinical and product development expense decreased by $1.0 million from 2011 due largely to the completion of the vapendavir Phase 2 clinical trial during the quarter ended June 30, 2012, as well as preclinical costs associated with our antibacterial and hepatitis C programs incurred in 2011 that did not recur in 2012.

General and administrative expense. General and administrative expense increased to $7.1 million for the three months ended December 31, 2012 from $1.9 million for the same three month period in 2011. The following table summarizes the components of our general and administrative expense for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
	(in millions)
Merger-related expense	$3.3	$-
Salaries, benefits and share-based compensation expense	2.4	1.1
Professional and legal expense	0.4	0.3
Other expense	1.0	0.5
Total general and administrative expense	$7.1	$1.9

Merger-related expense increased due to the merger between Nabi and Biota Holdings Limited that was completed on November 8, 2012. We do not expect to incur any additional merger-related expense in the future. Salaries, benefits and stock-based compensation expense increased due to a $0.7 million increase primarily related to the addition of executive and administrative staff in the U.S., $0.3 million in separation costs and an increase in recruitment costs of $0.2 million in 2012. Other expense increased due to generally higher insurance, rent, and maintenance costs.

Non-operating income. Non-operating income increased for the three months ended December 31, 2012 as compared to the same three month period in 2011, due to primarily to a $7.8 million gain we recognized related to the merger (see Note 7 to the consolidated financial statements), as well as the receipt of $4.4 million with respect to an Australian research and development credit (see Note 5 to the consolidated financial statements). Interest income decreased by $0.4 million due to lower available interest rates in 2012 as compared to 2011 as well as lower average cash balances held in 2012 compared to 2011. We do not expect to receive additional research and development credits for our 2013 fiscal year as we anticipate our revenue will exceed the qualifying revenue threshold.

Six Months Ended December 31, 2012 and December 31, 2011

Summary. We reported a net loss of $2.4 million for the six months ended December 31, 2012, as compared to net loss of $11.3 million for the same six month period in 2011. This $8.9 million decrease in net loss in 2012 was primarily the result of a $5.6 million increase in revenue, the recording of the $7.8 million gain we recorded pursuant to the merger, and the receipt of a $4.4 million research and development credits, offset in part by a $7.6 million increase in operating expense, a $0.9 million decrease in interest income and a $0.5 million decrease in income tax benefits

We expect to generally incur net losses in the near-term as we intend to continue to support the research and the preclinical and clinical development of our product candidates.

Revenue. Revenue increased to $11.9 million for the six months ended December 31, 2012 from $6.2 million in the same period of 2011, primarily as a result of increased royalty and service revenue in 2012. The following table summarizes the key components of our revenue for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012	2011
	(in millions)
Royalty revenue – RelenzaTM	$1.0	$0.7
– Inavir®	0.9	0.7
Service revenue under BARDA contract	9.2	4.5
Revenue under other contracts, grants and collaborations	0.8	0.3
Total revenue	$11.9	$6.2

The increase in royalty revenue in 2012 was attributable to increased sales of RelenzaTM and Inavir®. Service revenue under the BARDA contract increased in 2012 from 2011due to the advancement of the laninamivir octanoate program and the expansion of the underlying activities covered under the contract. We anticipate that our revenue under the BARDA contract will continue to increase assuming the program continues to advance further into clinical development. Revenue under other contracts, grants and collaborations increased in 2012 due to a new government grant of $0.2 million.

Cost of revenue. Cost of revenue represents expenses incurred by us in performing services pursuant to government contracts or grants for which we record related revenue and expense on the gross basis of accounting. Cost of revenue increased to $8.6 million in the six months ended December 31, 2012 from $4.3 million in the same six month period in 2012, due principally to the advancement of the laninamivir octanoate program under the BARDA contract, and the expansion of the underlying activities covered under the contract. We anticipate that our costs of providing services under the BARDA contract will continue to increase assuming the program continues to advance further into clinical development.

Research and development expense. Research and development expense decreased to $8.6 million in the six months ended December 31, 2012 from $12.1 million in the same six month period in 2011. The following table summarizes the components of our research and development expense for the six months ended December 31, 2012 and 2011:
	Six Months Ended December 31,
	2012	2011
	(in millions)
Direct preclinical, clinical and product development expense	$2.5	$5.3
Other salaries, benefits and share-based compensation expense	4.3	4.6
Depreciation and facility-related expense	1.8	1.8
Other indirect expense	-	0.4
Total research and development expense	$8.6	$12.1

Direct preclinical, clinical and product development expense decreased by $2.8 million in 2012 due largely to the completion of the vapendavir Phase 2 clinical trial during the quarter ended June 30, 2012, as well as preclinical costs associated with our antibacterial and hepatitis C programs that we incurred in 2011 but did not recur in the first six months of 2012. Other indirect expense in 2011 related to an exchange loss on a loan to our subsidiary Biota Europe, that did not recur in 2012.

General and administrative expense. General and administrative expense increased to $10.3 million for the six months ended December 31, 2012 from $3.7 million for the same six month period in 2011. The following table summarizes the components of our general and administrative expense for the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012	2011
	(in millions)
Merger-related expense	$4.6	$-
Salaries, benefits and stock-based compensation expense	3.6	2.2
Professional and legal expense	0.7	0.5
Other expense	1.4	1.0
Total general and administrative expense	$10.3	$3.7

Merger-related expense increased due to the merger we completed on November 8, 2012. We do not expect to incur any additional merger-related costs in the future. Salaries, benefits and stock-based compensation expense increased due to a $0.7 million increase related to the addition of executive and administrative staff in the U.S., $0.3 million in separation costs and an increase in recruitment costs of $0.2 million in 2012. Other expense increased due to generally higher insurance, rent and maintenance costs.

Non-operating income. Non-operating income increased for the six months ended December 31, 2012 as compared to the same six month period in 2011, due to primarily to a $7.8 million gain we recorded related to the merger (see Note 7 to the consolidated financial statements), as well as the receipt of $4.4 million with respect to an Australian research and development credit (see Note 5 to the consolidated financial statements). Interest income decreased by $0.9 million due to lower available interest rates in 2012 as compared to 201, as well as lower average cash balances held in 2012 compared to 2011. We do not expect to receive additional research and development credits for our 2013 fiscal year as we anticipate our revenue will exceed the qualifying revenue threshold.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2012, cash and cash equivalents increased by $20.3 million, from $53.8 million to $74.1 million. This increase was primarily the result of $32.7 million of cash received as a result of the merger as described in Note 7 to the consolidated financial statements, offset in part by cash used for operating activities and other investing activities during the six months ended December 31, 2012.

Net cash used in operating activities was $12.7 million for the six months ended December 31, 2012, which reflected our net loss for the period of $2.4 million that included a gain of $7.8 million we recorded as a result of the merger and an increase in net operating assets of $6.1 million, offset in part by non-cash charges of $3.4 million and a net increase in operating liabilities of $0.2 million. Our net loss resulted largely from our provision of contract services; funding research and development activities including basic research: conducting preclinical studies; manufacturing and formulation expenses; incurring ongoing general and administrative expenses; as well as expenses associated with the merger, offset to a large degree by contract service, royalty and other revenue from grants and collaborations, a $7.8 million gain we recorded pursuant to the merger, the receipt of a $4.4 million research and development credit, and interest income. The net change in operating assets and liabilities reflects a $5.4 million increase in accounts receivable due to higher royalty and contract revenue, a $1.1 million increase in prepaid expenses, offset in part by a $0.5 million increase in deferred revenue and $0.2 million in accounts payable and a decrease of $0.5 million in accrued severance obligations.

Net cash provided from investing activities during the six months ended December 31, 2012 was $32.3 million, which was largely due to the gross cash of $32.7 million we received as pursuant to the merger, offset in part by $0.4 million for the purchase of laboratory and computer equipment.

At December 31, 2012, our cash and cash equivalents totaled $74.1 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. and Australian banks.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

•	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

•	continuing to receive sufficient revenue under our contract with BARDA to advance the development of laninamivir octanoate in the U.S.;

•	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

•	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrolment in such clinical trials, and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

•	the scope and size of our research and development efforts;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents of $74.1 million as of December 31, 2012, along with the anticipated proceeds from existing royalty-bearing licenses, from our contract with BARDA, and from other existing license and collaboration agreements will enable us to operate for a period of at least 12 months from December 31, 2012.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from revenue from existing royalty-bearing arrangements, from the sale of any of our products in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 2 to our condensed consolidated financial statements include a discussion of our significant accounting policies. A summary of the more significant policies follows:

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, intangible assets, deferred income taxes, and obligations related to employee benefits. Actual results could differ from those estimates.

Revenue Recognition

Revenue consists primarily of royalty payments, license fees, milestone payments, payments for services performed pursuant to government grants and contracts as well as certain research and development activities pursuant to collaborations with other corporate entities.

Revenue from royalties is recognized upon sales of the underlying product by the relevant third party. The Company generally receives written confirmation of the amount of royalty revenue from its licensees’ on a quarterly basis.

Revenue for services performed pursuant to contract or grants is recognized as revenue when earned, typically when the underlying services or activities are rendered. The Company analyzes cost reimbursable grants and contracts to determine whether it should report such reimbursements as revenue, or as an offset to the related research and development expenses incurred. For costs incurred and revenues generated from third parties where the Company is deemed to be the principal participant, such as the BARDA contract, it recognizes revenue and costs using the gross basis of accounting; otherwise it uses the net basis of accounting. Revenue for collaborative research and development activities typically consists of fees for services, or payments when specific milestones are met and match underlying activities occurring during the term of the arrangement.

For milestones that are deemed substantive, the Company recognizes the contingent revenue when: (i) the milestones have been achieved; (ii) no further performance obligations with respect to the milestones exist; and (iii) collection is reasonably assured. A milestone is considered substantive if all of the following conditions are met: (i) the milestone is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone appears reasonable in relation to the effort expended with the other milestones in the arrangement and the related risk associated with achievement of the milestone. If a milestone is deemed not to be substantive, the Company recognizes the portion of the milestone payment as revenue that correlates to activities already performed; the remaining portion of the milestone payment is deferred and recognized as revenue as the Company completes its performance obligations.

The Company’s revenue generating arrangements may include multiple elements and deliverables, including, but not limited to, licenses, options, research and development activities, participation on joint steering committees and royalties or profit share arrangements, among other elements.

Research and Development Expense

Research and development expense includes activities associated with: drug discovery, such as medicinal chemistry, virology, microbiology, and biochemistry; drug target discover, such as molecular biology and modeling and structural biology; professional fees paid to third-party service providers in connection with conducting preclinical studies and treating patients enrolled in clinical trials and monitoring, accumulating and evaluating the related data; salaries and personnel-related expenses for our internal staff, including benefits and share-based compensation; the cost to develop, formulate and manufacture product candidates; legal fees associated with patents and intellectual property; consulting fees; license and sponsored research fees paid to third parties; and specialized information systems, depreciation and laboratory facility costs. Research and development costs do not include an allocation of any general and administrative expense. With respect to contract services undertaken, the Company evaluates and estimates expenses on a percentage-of-completion basis. Research and development expenses are expensed as incurred.

The Company has received and expects to continue to receive revenue and reimbursement for certain research and development activities pursuant to collaborations with other corporate entities, as well as for services performed pursuant to government grants and contracts. For the three months ended December 31, 2012 and December 31, 2011, we recorded approximately $8.4 million and $3.2 million respectively. For the six months ended December 31, 2012 and December 31, 2012, we recorded approximately $10.0 million and $4.8 million respectively.

Share-Based Compensation Expense

Share-based compensation expense for stock options is determined at the grant date using an option pricing model based on the closing price of the Company’s common stock on that date. The value of the award that is ultimately expected to vest is recognized as an expense on a straight-line basis over the employee's relevant service period.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of changes to our income or expenses, or value of market risk sensitive items caused by fluctuations in interest rates and foreign exchange rates. Changes in these factors could cause fluctuations in our results of operations and cash flows.

Interest Rate and Credit Risk

Our exposure to interest rate risk is currently confined to interest earnings as our cash and cash equivalents are invested in liquid money market funds and short-term deposits. The primary objective of our investment activities is to preserve our capital to fund operations. We do not use derivative financial instruments to manage interest rate risk.

Our exposure for changes in interest rates therefore relates to the increase or decrease in the amount of interest income we can earn on our portfolio. Our future interest income may fall short of expectations due to changes in interest rates. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments.

Our exposure to credit risk is managed through our policy which specifies credit quality standards for our cash deposits and limits the amount of credit exposure to any single party. We place our excess cash with high credit quality financial institutions in order to limit the amount of credit exposure.

Foreign Currency Rate Fluctuations

We conduct business in foreign countries. For U.S. reporting purposes, we translate all assets and liabilities of our non-U.S. entities at the period-end exchange rate and revenue and expenses at the average exchange rates in effect during the periods. The net effect of these translation adjustments is shown in the accompanying condensed consolidated financial statements as a component of stockholders’ equity.

We generate a significant portion of our revenue and collect receivables in foreign currencies. Similarly, we incur expenditure in foreign currencies and fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the Euro, British Pound, Japanese Yen and Australian dollar, which can result in foreign currency exchange gains and losses that may significantly impact our financial results. Continued currency exposure and fluctuation of these exchange rates could result in financial results that are not comparable from quarter to quarter.

Our policy is to substantially hedge anticipated transactions when net exposures are reasonably certain to occur. In respect to work performed under the BARDA contract we give priority to service providers who bill in U.S. dollars to match our contract, which is settled in U.S. dollars. Where appropriate, we utilize foreign currency contracts to mitigate potential foreign currency exposures and hold cash reserves in currencies in which those reserves are anticipated to be expended.

ITEM 4:  Controls and Procedures

Our Chief Executive Officer currently acts as our Chief Financial Officer.

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

Changes in Internal Controls over Financial Reporting

We are currently in the process of integrating the Nabi and Biota Holdings Limited business operations, information systems and various processes, including our internal controls. In many respects, this involves bringing the business operations of Biota Holdings Limited under Nabi's pre-existing control framework. We started this effort during the three month period ended December 31, 2012, but additional work will continue in calendar 2013 and through the end of our fiscal year. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We do not expect that our disclosure controls and procedures or our internal control over financial reporting are able to prevent with certainty all errors and all fraud.

PART II  –  OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our securities involves a risk of loss. You should carefully consider each of the following risks, together with other information in this Quarterly Report, in evaluating our business, financial condition and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business and prospects. If any of the following risks actually occur, our business, financial condition, our ability to raise additional capital in the future could be materially harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment in us. You should also refer to the other information set forth in this Quarterly Report and in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on January 23, 2012, including our financial statements and the notes to those statements.

RISKS RELATED TO THE DEVELOPMENT OF OUR PRODUCT CANDIDATES

Our success depends largely upon our ability to advance our product candidates through the various stages of development, especially through the clinical trial process. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

All of our product candidates are in early stages of development and their commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of one or more of our product candidates may have a material adverse effect on our business. The success of our business ultimately depends upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the United States Food and Drug Administration (“FDA”) or regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing research, preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy studies and clinical trials, develop acceptable and cost effective manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:

•	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;

•	be proven to be safe and effective in current and future preclinical studies or clinical trials;

•	have the desired effects;

•	be free from undesirable or unexpected effects;

•	meet applicable regulatory standards;

•	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or

•	be successfully commercialized by us or by our collaborators.

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be sufficient to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving any of our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to obtain regulatory approval from the FDA in the U.S. or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Clinical trials are lengthy and expensive. We or our partners incur substantial expense for, and devote significant time to, preclinical testing and clinical trials, yet cannot be certain that the tests and trials will ever result in the commercial sale of a product. For example, clinical trials require adequate supplies of drug and sufficient patient enrolment. Delays in patient enrolment can result in increased costs and longer development times. Even if we or our collaborators successfully complete clinical trials for our product candidates, we or our partners might not file the required regulatory submissions in a timely manner and may not receive marketing approval for the product candidate. We cannot assure you that any of our product candidates will successfully progress further through the drug development process or will result in a commercially viable product.

The continuation of our BARDA contract with BARDA depends on our ability to meet key development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. The termination or suspension of the BARDA contract could adversely affect our business and our ability to further develop and commercialize laninamivir octanoate.

We were awarded a contract for the late stage development of laninamivir octanoate. Under this contract, we are entitled to up to $231 million in funding, and we are relying on this funding to support the advanced development of laninamivir octanoate in the U.S. BARDA may suspend or terminate this contract should we fail to achieve key objectives or milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency, the Defense Contract Audit Agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols, or whether we will be able to successfully develop laninamivir octanoate under the contract.

If the BARDA contract were terminated or suspended, we would likely not have access to sufficient resources to continue to fund the development and commercialization of laninamivir octanoate and our business could be adversely affected.

BARDA may not fully reimburse all the development costs required to support approval of laninamivir octanoate in The U.S. and we may  need to expend additional financial resources to achieve a NDA filing, which could harm our financial condition.

Costs reimbursed by BARDA under our contract with it are currently capped at $231million. If we run over this budget or alter our plans, we may incur costs to deliver the scope of the contract plan.

If the actual or perceived therapeutic benefits or the safety profile of any of our product candidates, including laninamivir octanoate, are not equal to or superior to other competing anti-infective treatments approved for sale or in clinical development, we may terminate the development of any of our product candidates at any time, and our potential profitability could be harmed.

We are aware of a number of companies marketing or developing various classes of anti-infective product candidates for the treatment of influenza, HRV, RSV, HCV and bacterial infections. Many of these product candidates are either approved for sale or further advanced in clinical development than ours, therefore their time to approval and commercialization may be sooner than that for our product candidates. Accordingly, if at any time we believe that any of our product candidates may not provide meaningful therapeutic benefits, perceived or real, equal to or better than our competitor’s compounds, or we believe such product candidates may not have as favorable a safety profile as potentially competitive compounds, we may delay or terminate the future development of any of our product candidates at any time. We cannot provide any assurance that future development of any or our product candidates will demonstrate any meaningful therapeutic benefits over potentially competitive compounds currently approved for sale or in development or an acceptable safety profile sufficient to justify its continued development.

We also anticipate that several drugs, such as oseltamivir (Tamiflu®), would compete with laninamivir octanoate for the treatment of influenza. We also believe a number of antibiotics, such as  vancomycin, which is marketed by a number of manufacturers including Abbott Laboratories; Cubicin® marketed by Cubist Pharmaceuticals, Inc.; Zyvox® marketed by Pfizer Inc. and Avelox® marketed by Bayer for the treatment of bacterial infections, would compete with certain of our antibacterial product candidates when and if they are successfully developed and approved for sale. Furthermore, at the time Biota’s products are approved, many of these competing products may be generic drugs. Generic drugs are compounds that have no remaining patent protection, and generally have an average selling price substantially lower than drugs that are protected by patents and intellectual property rights. Unless a patented drug can differentiate itself from generic drugs treating the same condition or disease in a clinically meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on patented drugs. Accordingly, if at any time we believe that any of our product candidates may not provide meaningful therapeutic or safety benefits, perceived or real, over these generic drugs, we may delay or terminate its future development at any time. We cannot provide any assurance that later-stage clinical trials of our product candidates that may compete with generic drugs in the future will demonstrate any meaningful therapeutic or safety benefits over these generic drugs sufficient to justify its continued development. Further, if we successfully develop a product candidate and it is approved for sale, we cannot assure you that any real or perceived therapeutic benefits of our drug over generic drugs will result in it being prescribed by physicians or commanding a price higher than the existing generic drugs.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products, which may delay or preclude their further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates to obtain regulatory approval to further advance their clinical development or to market them. Even if our product candidates demonstrate strong biologic activity and clear clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh their potential benefit. We may observe adverse or serious adverse events or drug-drug interactions in future preclinical studies or clinical trials of our product candidates, which could result in the delay or termination of their development, prevent regulatory approval, or limit their market acceptance if they are ultimately approved.

If the results of preclinical studies or clinical trials for our product candidates, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

In order to further advance the development of, and ultimately receive marketing approval to sell our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of preclinical or clinical testing, and can result from concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or early-stage clinical trials are not necessarily predictive of the results we may observe in later-stage clinical trials. In many cases, product candidates in clinical development may fail to show desired safety and efficacy characteristics despite having favorably demonstrated such characteristics in preclinical studies or early-stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive marketing approval for, or commercialize our product candidates, including, but not limited to:

•
communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials, or placing the development of a product candidate on hold until questions or issues are satisfactorily resolved;

•	regulatory authorities or institutional review boards (“IRBs”) not authorizing us to commence or conduct a clinical trial at a prospective trial site;

•
enrolment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or because participants drop out of our clinical trials at a higher rate than we anticipated;

•
our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	having to suspend or ultimately terminate a clinical trial if participants are being exposed to unacceptable health or safety risks;

•	regulatory authorities or IRBs requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and

•	the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application (NDA) to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required for us to market and sell the product.

Several of our product candidates are being developed to treat seasonal respiratory infections, which could cause their clinical development to be more complex and take longer and cost more to complete than product candidates intended for non-seasonal infections.

Influenza, HRV and RSV are respiratory infections that generally occur much more frequently in the fall and winter months, as opposed to spring and summer months. Accordingly, clinical trials being conducted in patients with these infections need to be conducted during the season in which the infections occur, and generally cannot be conducted year-round in any one region of the world. This seasonality of these respiratory infections requires us to plan to conduct larger clinical trials in the both northern and southern hemisphere in order to enroll these trials on a timely basis. In the event we cannot enroll a sufficient number of patients during a season in any one region of the world, such as the northern hemisphere, we may need to also conduct the trial in countries in the southern hemisphere in order to meet enrollment targets, which increases the complexity of these trial designs, exposes us to additional regulatory oversight in more countries and generally increases the cost to conduct these trials.

In the event that the severity, nature and extent of influenza in any given year or season is mild, we may not be able to clearly demonstrate the efficacy oflaninamivir octanoate in a placebo-controlled clinical trial, which would could materially harm our business prospects and financial condition.

For studies supporting a NDA filing to the FDA, we anticipate conducting placebo-controlled clinical trials of laninamivir octanoate under the BARDA contract, with the primary efficacy endpoints designed to show in a  statistically significant manner that laninamivir octanoate has superior efficacy as compared to a placebo. In the event the severity, nature and extent of influenza and its correlate symptoms are mild, we may not be able to enroll a sufficient number of patients in the trial and/or demonstrate a statistical difference between laninamivir octanoate and the placebo control. This could result in the clinical trial failing, which may cause us to have to repeat the trial or BARDA to terminate our contract, either of which could materially harm our business prospects and financial condition.

If third-party contract manufacturers, upon whom we rely to formulate and manufacture our product candidates, do not perform, fail to manufacture according to our specifications or fail to comply with strict government regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

We do not currently own any manufacturing facilities. We have historically contracted with third-party contract manufacturers and we intend to continue to rely on third-party contractors, at least for the foreseeable future, to manufacture our products. Our reliance on third-party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues.

Some of these risks include, but are not limited to:

•	our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

•
our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, current good manufacturing practices (“cGMPs”) or otherwise manufacturing material that we or regulatory authorities may deem to be unsuitable in our clinical trials;

•
our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot be assured that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so; our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products, rather than ours;

•	our contract manufacturers failing to perform as agreed or exiting from the contract manufacturing business; and

•	our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with FDA-mandated cGMPs, other government regulations and corresponding foreign standards. We do not have control over our third-party contract manufacturers’ compliance with these regulations and standards and accordingly failure by our third party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products, which could significantly and adversely affect our business.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Due to regulatory restrictions inherent in many countries as well as potential capacity constraints that occur from time-to-time in our industry, various steps in the manufacture of our product candidates may be sole-sourced to various contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidates for an extended period of time and therefore a delay in the development of our product candidates. Further, in order to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

If third-party vendors, upon whom we rely to conduct our preclinical studies or clinical trials, do not perform or fail to comply with strict regulations, these studies or trials of our product candidates may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We have historically relied, and intend to continue to rely, on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We rely on these vendors and individuals to perform many facets of the drug development process on our behalf, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidates may be delayed or prove unsuccessful.

Further, the FDA, or similar regulatory bodies in other countries, may inspect some of the clinical sites participating in our clinical trials or our third-party vendors’ sites to determine if our clinical trials are being conducted according to Good Laboratory Practice and Good Clinical Practice (“GCP”) or similar regulations. If we or a regulatory authority determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidates and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain approval by the FDA or similar regulatory authorities in other countries. By contrast, larger pharmaceutical and biopharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators, sites and patients that we are attempting to recruit for our clinical trials. As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing and completion of our clinical trials and obtaining marketing approvals, if at all, for our product candidates.

If we are unable to retain or attract key employees, advisors or consultants, we may be unable to successfully develop our product candidates in a timely manner, if at all, or otherwise manage our business effectively.

We have adopted an operating model that relies on the outsourcing of a number of responsibilities and key activities to third-party consultants and contract research and manufacturing organizations in order to advance the development of our product candidates. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel and directors to develop, implement and execute our business strategy, our operations and oversee the activities of our consultants and vendors, as well as academic and corporate advisors or consultants that assist us in this regard. We are currently highly dependent upon the efforts of our management team to accomplish this. In order to advance the development of our product candidates, we need to attract or retain certain key personnel, consultants or advisors with experience in a number of disciplines, including research and development, product development, clinical trials, medical affairs, government regulation of pharmaceuticals, manufacturing, business development, accounting, finance, human resources and information systems. Although we have not experienced material difficulties in retaining key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all. If we lose any key managers or employees, or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our product candidates could be delayed or terminated and our business may be harmed.

Our industry is highly competitive and subject to rapid technological changes. As a result, we may be unable to compete successfully or develop innovative products, which could harm our business.

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicology, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of marketing approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities.

We face significant competition from large pharmaceutical and biotechnology companies, many of whom have substantially greater resources. In Japan, zanamivir and laninamivir octanoate compete with oseltamivir (Tamiflu®), an anti-influenza drug that is sold by F. Hoffmann-La Roche Ltd and associated companies. A similar situation would likely exist if and when laninamivir octanoate is marketed in territories outside Japan. In addition, a number of companies are pursuing the development of technologies which will compete with our existing products and research programs. These companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with other pharmaceutical companies.

Developing pharmaceutical product candidates is a highly competitive, expensive and risky activity with a long business cycle. Many organizations, including the large pharmaceutical and biopharmaceutical companies that have existing products on the market or in clinical development that could compete with our product candidates, have substantially more resources than we have, and much greater capabilities and experience than we have in research and discovery, designing and conducting preclinical studies and clinical trials, operating in a highly regulated environment, manufacturing drug substances, products and devices, and marketing and sales. Our competitors may be more successful than we are in obtaining regulatory approvals for their product candidates and achieving broad market acceptance once they are approved. Our competitors’ drugs or product candidates may be more effective, have fewer adverse effects, be more convenient to administer, have a more favorable resistance profile, or be more effectively marketed and sold than any drug we, or our potential collaborators, may develop or commercialize. New drugs or classes of drugs from competitors may render our product candidates obsolete or non-competitive before we are able to successfully develop them or, if approved, before we can recover the expenses of developing and commercializing them. We anticipate that we or our collaborators will face intense and increasing competition as new drugs and drug classes enter the market and advanced technologies or new drug targets become available. If our product candidates do not demonstrate any competitive advantages over existing drugs, new drugs or product candidates, we or our future collaborators may terminate the development or commercialization of our product candidates at any time.

We also face, and expect we will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and for attracting investigators and clinical sites capable of conducting our preclinical studies and clinical trials, and for patients to participate in our clinical trials. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are more effective, safer, less expensive or easier to administer than ours. Accordingly, our competitors may succeed in obtaining regulatory approvals for their product candidates more rapidly than we can. Companies that can complete clinical trials, obtain required marketing approvals and commercialize their products before their competitors may achieve a significant competitive advantage, including certain patent and marketing exclusivity rights that could delay the ability of competitors to market certain products. We cannot be assured that product candidates resulting from our research and development efforts, or from joint efforts with our collaborators, will be able to compete successfully with our competitors’ existing products or products under development.

We may be unable to successfully develop a product candidate that is the subject of collaboration if our collaborator does not perform, delays the development of our product candidate or terminates our agreement.

We expect to continue to enter into and rely on license and collaboration agreements or other similar business arrangements with third parties to further develop and/or commercialize some or all of our existing and future product candidates. Such collaborators or partners may not perform as agreed upon or anticipated, may fail to comply with strict regulations, or may elect to delay or terminate their efforts in developing or commercializing our product candidates even though we have met our obligations under the arrangement.

A majority of the potential revenue from future collaborations will likely consist of contingent payments, such as payments for achieving development or regulatory milestones and royalties payable on the sales of approved products. Milestone and royalty revenues that we may receive under these collaborations will depend primarily upon our collaborator’s ability to successfully develop and commercialize our product candidates. In addition, our collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly involved in the development or commercialization of our product candidates and, accordingly, will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize our product candidates because they:

•
do not allocate the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited capital resources, or the belief that other product candidates or other internal programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to fully support the product candidate through clinical development, regulatory approval and commercialization;

•	are unable to obtain the necessary regulatory approvals; or

•
de-prioritize the importance of or otherwise diminish their support for developing and/or marketing our product candidate or product due to a change in management, business operations or financial strategy.

Should any of these events occur, we may not realize the full potential benefits of our collaboration arrangements, and our results of operations may be adversely affected.

In addition, a collaborator may decide to pursue the development of a competitive product candidate developed outside of our collaboration with them. Conflicts may also arise if there is a dispute about the progress of, or other activities related to, the clinical development or commercialization of a product candidate, the achievement and payment of a milestone amount, the ownership of intellectual property that is developed during the course of the collaborative arrangement, or other licensing agreement terms. If a collaboration partner fails to develop or effectively commercialize our product candidates for any of these reasons, we may not be able to replace them with another partner willing to develop and commercialize our product candidates under similar terms, if at all. Similarly, we may disagree with a collaborator as to which party owns newly or jointly-developed intellectual property. Should an agreement be revised or terminated as a result of a dispute and before we have realized the anticipated benefits of the collaboration, we may not be able to obtain certain development support or revenues that we anticipated receiving. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize the product candidate. We cannot be assured that any product candidates will emerge from any future collaboration agreements we may enter into for any of our product candidates.

Our early-stage research and development efforts may not result in additional product candidates being discovered, which could limit our ability to generate revenues in the future.

Our early-stage research and discovery efforts may not lead to the  development of any additional product candidates that may be suitable for further preclinical or clinical development to treat viral or bacterial infections. The discovery of additional product candidates requires significant research and preclinical studies, as well as a substantial commitment of internal and/or external resources. Many candidate or lead compounds, which appear to be promising in early stages of research, fail to progress to become product candidates in clinical trials. There is a great deal of uncertainty inherent in the research and development process and, as a consequence, in our ability to advance the development of lead compounds to potentially promising product candidates. We cannot assure you that our early research activities and efforts will yield any additional preclinical or clinical product candidates.

RISKS RELATED TO COMMERCIAL MATTERS

We have a history of significant net losses and we may never achieve or maintain profitability.

We have a history of significant net losses. We expect to incur additional losses in the near-term, and our losses could increase as our research and development efforts progress. To become consistently profitable, we, or our collaborative partners, must successfully manufacture and develop drug product candidates, receive regulatory approval, successfully commercialize and/or enter into profitable agreements with other parties and maintain existing and/or obtain additional intellectual property rights. It could be several years, if ever, before we receive significant royalties from any future license agreements or revenues directly from product sales.

Royalty revenues from our marketed products are unpredictable and subject to seasonal incidence of influenza, which could harm our results of operations and financial condition.

We currently earn royalty revenue from RelenzaTM and Inavir®, which are marketed by licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of our licensees’ net sales of these products, our annual revenue from these royalties has historically been variable and subject to fluctuation based on the seasonal influence of influenza. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

The BARDA contract can be revised or terminated by the U.S. Government at any time , which could result in significant revenue shortfalls, and materially harm our financial condition and business.

Our contract with BARDA is with a U.S. Government agency and contains provisions permitting BARDA to vary the contract or terminate it on short notice, with or without cause. Changes to, or an unexpected termination of this contract could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent BARDA might revise, alter or terminate its contract with us in the future.

If significant safety, resistance or drug interaction issues should arise with RelenzaTM and Inavir®, our future royalty revenue may be reduced, which would adversely affect our financial condition and business.

We currently earn royalty revenue from RelenzaTM and Inavir®, which are marketed by our licensees. The data supporting the marketing approvals and forming the basis for the safety warnings in the product labels for these products were obtained in controlled clinical trials of limited duration in limited patient populations and, in some cases, from post-approval use. As these marketed products are used over longer periods of time and by more patients, some with underlying health problems or taking other medicines, new issues such as safety, resistance or drug interaction issues may arise, which may require our licensees to provide additional warnings or contraindications on their product labels, or otherwise narrow the approved indications. If serious safety, resistance or drug interaction issues arise with respect to these marketed products, sales of these products could be limited or abandoned by our licensees or by regulatory authorities.

If government and third-party payers fail to provide adequate reimbursement or coverage for our products or those we develop through collaborations, our revenues and potential for profitability will be harmed.

In the U.S. and most foreign markets, our product revenues, and therefore the inherent value of our products, will depend largely upon the reimbursement rates established by third-party payers for such products. Such third-party payers include government health administration authorities, managed-care organizations, private health insurers and other similar organizations. These third-party payers are increasingly examining the cost effectiveness of medical products, services and pharmaceuticals and challenging the price of these products and services. In addition, significant uncertainty exists as to the reimbursement status, if any, of newly approved drugs or pharmaceutical products. Further, the comparative effectiveness of new products over existing therapies and the assessment of other non-clinical outcomes are increasingly being considered in the decision by these payers to establish reimbursement rates. We may also need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of our products. Such studies may require us to commit a significant amount of management time and financial resources. We cannot be assured that any products we successfully develop will be reimbursed in part, or at all, by any third-party payers in any countries.

Many governments continue to propose legislation designed to expand the coverage, yet reduce the cost, of healthcare, including pharmaceutical drugs. In some foreign markets, governmental agencies control the pricing and profitability of prescription drugs. In the U.S., significant changes in federal health care policy were recently approved and will mostly likely result in reduced reimbursement rates in the future. We expect that there will continue to be federal and state proposals to implement increased government control over reimbursement rates of pharmaceutical products. In addition, we expect that increasing emphasis on managed care and government intervention in the U.S. healthcare system will continue to put downward pressure on the pricing of pharmaceutical products domestically. Government cost control initiatives could decrease the price that we receive for any of our products that may be approved for sale in the future, which would limit our revenues and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidates are approved for sale, which could further limit or eliminate reimbursement rates for our product candidates. Further, social activist groups, whose goal it is to reduce the cost of healthcare, and in particular the price of pharmaceutical products, may also place downward pressure on the price of drugs, which could result in decreased prices of our products.

If any product candidates that we develop independently or through collaborations are approved but do not gain meaningful acceptance in their intended markets, we are not likely to generate significant revenues.

Even if our product candidates are successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize them in the future, they may not gain market acceptance or utilization among physicians, patients or third party payers. The degree of market acceptance that any of our product candidates may achieve will depend on a number of factors, including:

•	the therapeutic efficacy or perceived benefit of the product relative to existing therapies, if any;

•	the timing of market approval and the existing market for competitive drugs, including the presence of generic drugs;

•	the level of reimbursement provided by payers to cover the cost of the product to patients;

•	the net cost of the product to the user or payer;

•	the convenience and ease of administration of our product;

•	the product’s potential advantages over existing or alternative therapies;

•	the actual or perceived safety of similar classes of products;

•	the actual or perceived existence, incidence and severity of adverse effects;

•	the effectiveness of sales, marketing and distribution capabilities; and

•	the scope of the product label approved by the FDA or similar regulatory agencies in other jurisdictions.

There can be no assurance that physicians will choose to prescribe or administer our products, if approved, to the intended patient population. If our products do not achieve meaningful market acceptance, or if the market for our products proves to be smaller than anticipated, we may never generate significant revenues.

If we fail to enter into or maintain collaborations or other sales, marketing and distribution arrangements with third parties to commercialize our product candidates, or otherwise fail to establish marketing and sales capabilities in the future, we may not be able to successfully commercialize our products.

We currently have no infrastructure to support the commercialization of any of our product candidates, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, if we successfully develop any of our product candidates, and it is ultimately approved for sale, our future profitability will depend largely on our ability to access or develop suitable marketing and sales capabilities. Other than potentially the sale of laninamivir octanoate, if approved, to the U.S. or other governments for stock-piling measures, we anticipate that we will need to establish relationships with other companies, through license and collaborations agreements, to commercialize our product candidates in the U.S. and in other countries around the world. To the extent that we enter into these license and collaboration agreements, or marketing and sales arrangements with other companies to sell, promote or market our products in the U.S. or abroad, our product revenues, which may be in the form of indirect revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful. In the event we develop a sales force and marketing capabilities, this may result in us incurring significant costs before the time that we may generate any significant product revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel, or be able to establish marketing capabilities or an effective sales force.

Currency fluctuations and changes in exchange rates could increase our costs and may cause our profitability to decline.

We collect and pay a portion of our revenue and expenses in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results. We retain substantial cash balances in U.S. dollars and from time-to-time utilize foreign currency forward contracts, which are derivative instruments, to manage foreign currency risk, but not to engage in currency speculation. We use these forward contracts to hedge certain forecast transactions and balance sheet exposures denominated in foreign currencies. The use of these derivative instruments is intended to mitigate the exposure of these risks with the intent to reduce our risk or cost, but may not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial position and results of operations.

Unless we reach an agreement with Daiichi Sankyo and Hovione with respect to our commercial rights for laninamivir octanoate outside of Japan, disputes between us and these parties may occur and could adversely affect our financial condition and business prospects.

Pursuant to our collaboration and license agreement with Daiichi Sankyo, if a third-party licensee other than we or Daiichi Sankyo develops and commercializes laninamivir octanoate in territories outside Japan, we and Daiichi Sankyo will share all licensing revenue equally. The agreement does not, however, specifically address the respective rights or obligations of, or any consideration between, the parties in the event that either we or Daiichi Sankyo directly market laninamivir octanoate in territories outside Japan.

The license agreement that we and Daiichi Sankyo entered into with Hovione for use of the TwinCaps® dry powder inhaler provide we and Daiichi Sankyo each with the right to import, export, make, have made, used, distribute the sale, sale and have sold drug product comprised of laninamivir octanoate and the TwinCaps® dry powder inhaler (“Drug Product”) worldwide in the field of preventing and/or treating influenza infections and specifies what consideration is payable to Hovione where Drug Product is marketed by a third-party other than we or Daiichi Sankyo outside of Japan. The agreement does not, however, specifically address the respective rights or obligations of, or any consideration between, the parties in the event that either we or Daiichi Sankyo directly market the Drug Product in territories outside Japan.

If we fail to reach a mutually acceptable commercial agreement in the future with either Daiichi Sankyo, Hovione, or both with respect to the development and marketing of laninamivir octanoate or Drug Product outside of Japan, disputes could result, which could further result in arbitration, litigation or other legal proceedings, or delay our ability to generate significant revenue from the sale of such products outside Japan. Such proceedings can be expensive and consume a significant amount of managements’ time. We cannot assure you we will reach a satisfactory commercial agreement with Daiichi Sankyo or Hovione in the future.

RISKS RELATED TO OUR CONTRACTS WITH THE U.S. GOVERNMENT

If BARDA, which has certain contracting requirements that allow it to unilaterally control its contracts, suspends, cancels, or otherwise terminates our contract with them, our financial condition and business could be materially harmed.

Contracts with U.S. government agencies typically contain termination provisions unfavorable to the other party, and are subject to audit and modification by the U.S. government at its sole discretion, which will subject us to additional risks. These risks include the ability of the U.S. government to unilaterally:

•	audit or object to our contract-related costs and fees, and require us to reimburse all such costs and fees;

•	suspend or prevent us for a set period of time from receiving new contracts or extending our existing contracts based on violations or suspected violations of laws or regulations;

•	cancel, terminate or suspend our contracts based on violations or suspected violations of laws or regulations;

•	terminate our contracts if in the government’s best interest, including if funds become unavailable to the applicable governmental agency;

•	reduce the scope and value of our contracts; and

•	change certain terms and conditions in our contracts.

BARDA is able to terminate its contracts with us, either for its best interests or if we default by failing to perform in accordance with or to achieve the milestones set forth in the contract schedules and terms. Termination-for-convenience provisions generally enable us to recover only our costs incurred or committed and settlement expenses on the work completed prior to termination.

The U.S. government’s determination to award any contracts may be challenged by an interested party, such as another competitor or bidder. If such a challenge is successful, our contract or any future contract we may be awarded may be terminated, which would harm our financial condition and prospects

The laws and regulations governing the procurement of goods and services by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the protest. If any such protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend considerable funds to defend any potential award. If a protest is successful, the government may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders.

Under our contract with BARDA, our operations, and those of our contractors, are subject to audit by the U.S. government, a negative outcome to which could adversely affect financial condition and  business.

U.S. government agencies, such as the Department of Health and Human Services, or DHHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors and recipients of federal grants. These agencies evaluate a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DHHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a contract will not be reimbursed, while such costs already reimbursed must generally be repaid. If an audit identifies improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including, but not limited to:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from conducting business with the United States government.

Any contracts we have with U.S. government agencies may lead to claims against us under the Federal False Claims Act, and these claims could result in substantial fines and other penalties, which could harm our financial condition, reputation and prospects.

The biopharmaceutical industry is, and in recent years has been, under heightened scrutiny as the subject of government investigations and enforcement actions. Our U.S. government contracts are subject to substantial financial penalties under the Federal Civil Monetary Penalties Act and the Federal Civil False Claims Act. Under the False Claims Act’s “whistle blower” provisions, private enforcement of fraud claims against businesses on behalf of the U.S. government has increased due in part to amendments to the False Claims Act that encourage private individuals to sue on behalf of the government. These whistle blower suits, may be filed by individuals, including present and former employees. The False Claims Act statute provides for treble damages and up to $11,000 per false claim. If our operations are found to be in violation of any of these laws, or any other U.S. governmental regulation that applies to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to adequately protect or expand our intellectual property related to our products or current or future product candidates, our business prospects could be harmed.

Our business success depends in part on our ability to:

•	obtain and maintain intellectual property rights;

•	protect our trade secrets; and

•	prevent others from infringing on our proprietary rights or patents.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Therefore, any issued patents that we own or otherwise have rights to may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate.

The degree of future protection for our proprietary intellectual property rights is uncertain because issued patents and other legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Our future patent position will be influenced by the following factors:

•
we, or our licensors, may not have been the first to discover the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to engage in expensive and protracted interference proceedings to determine priority of invention;

•	our, or our licensors’, pending patent applications may not result in issued patents;

•	our, or our licensors’, issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties; and

•
third parties may develop intellectual property around our or our licensors’ patent claims to design competitive intellectual property and ultimately product candidates that fall outside the scope of our or our licensors’ patents.

Because of the extensive time required for the development, testing and regulatory review and approval of a product candidate, it is possible that before a product candidate can be approved for sale and commercialized, our relevant patent rights may expire, or such patent rights may remain in force for only a short period following marketing approval and commercialization. We currently rely on certain patents to provide us and our licensees with exclusive rights for certain of our products. When all patents underlying a license expire, our revenue from that license may cease, and there can be no assurance that we will be able to replace it with revenue from new or existing licenses. The granted patents relating to Relenza™ will expire in December 2014 in the U.S., May 2015 in Australia and major countries of the European Union, and July 2019 in Japan. The patent relating to laninamivir octanoate expires in 2017 in Japan ; however, the patent relating to the dry powder inhaler used for Inavir®, known as TwinCaps® expires in 2027. Patent expiration will likely adversely affect our ability to protect future product development and, consequently, our royalty revenue and financial condition.

Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, we may not be able to prevent a third party from infringing our patents in a country that does not recognize or enforce patent rights, or that imposes compulsory licenses on or restricts the prices of life-saving drugs. Changes in either patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property.

We may need to in-license certain technologies to successfully develop and commercialize our product candidates. We may not develop or obtain rights to products or processes that are patentable. Even if we or our licensors do obtain patents, such patents may not adequately protect the products or technologies licensed, or may otherwise be limited in scope. In addition, we may not have total control over the patent prosecution of subject matter that we license from others. Accordingly, we may be unable to exercise the same degree of control over this intellectual property as we would over our own. Others may challenge, seek to invalidate, infringe or circumvent any pending or issued patents we own or license, and rights we receive under those issued patents may not provide competitive advantages to us.

We cannot be assured of the degree of protection that will be afforded by any of our issued or pending patents, or those licensed by us.

If a third-party claims we are infringing on its intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our product candidates.

Our success will also depend on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate.” The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, interference proceedings and related legal and administrative proceedings, both in the U.S. and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

Patent applications in the U.S. are, in most cases, maintained in secrecy until approximately 18 months after the patent application is filed. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Therefore, patent applications relating to products similar to our product candidates may have already been filed by others without our knowledge. In the event that a third party has also filed a patent application covering our product candidate or other claims, we may have to participate in an adversarial proceeding, known as an interference proceeding, in the U.S. Patent and Trademark Office (“USPTO”), or similar proceedings in other countries, to determine the priority of invention. In the event an infringement claim is brought against us, we may be required to pay substantial legal fees and other expenses to defend such a claim and, if we are unsuccessful in defending the claim, we may be prevented from pursuing the development and commercialization of a product candidate and may be subject to injunctions and/or damage awards.

In the future, the USPTO or a foreign patent office may grant patent rights to our product candidates or other claims to third parties. Subject to the issuance of these future patents, the claims of which will be unknown until issued, we may need to obtain a license or sublicense to these rights in order to have the appropriate freedom to further develop or commercialize them. Any required licenses may not be available to us on acceptable terms, if at all. If we need to obtain such licenses or sublicenses, but are unable to do so, we could encounter delays in the development of our product candidates, or be prevented from developing, manufacturing and commercializing our product candidates at all. If it is determined that we have infringed an issued patent and do not have the freedom to operate, we could be subject to injunctions, and/or compelled to pay significant damages, including punitive damages. In cases where we have in-licensed intellectual property, our failure to comply with the terms and conditions of such agreements could harm our business.

It is becoming common for third parties to challenge patent claims on any successfully developed product candidate or approved drug. If we or our collaborators become involved in any patent litigation, interference or other legal proceedings, we could incur substantial expense, and the efforts of our technical and management personnel could be significantly diverted. A negative outcome of such litigation or proceedings may expose us to the loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. We may be restricted or prevented from developing, manufacturing and selling our product candidates in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

We cannot be sure that any patents will be issued from the patent applications we own or have licensed or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that patents issued or licensed to us will be of any commercial value, or that private parties or competitors will not successfully challenge these patents or circumvent our patent position in the U.S. or abroad. In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is obtainable, or prior to us filing patent applications on inventions we may make from time to time. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate and academic partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

RISKS RELATED TO OWNING OUR COMMON STOCK

Our revenue, expenses and results of operations may be subject to significant fluctuations, which will make it difficult to compare our operating results from period to period.

Our revenues are highly variable. Royalties earned are derived from sales of products for the treatment and/or prevention of influenza. Influenza as a disease is highly volatile and unpredictable and sales of our products fluctuate in line with the nature and extent of influenza each season. Furthermore, payments potentially due to us under our existing or any future collaborative arrangements, including any milestone and royalty payments, are generally intermittent in nature and are subject to significant fluctuation in both timing and amount, or may never be earned or paid. Accordingly, our quarterly and annual revenues may be highly volatile, and comparisons to previous periods may be difficult to make. Our historical and current revenues may not be indicative of our ability to achieve additional payment-generating milestones or events in the future. We expect that our operating results will also vary significantly from quarter to quarter and year to year as a result of the initiation, success or failure of preclinical studies or clinical trials, the timing of the formulation and manufacture of our product candidates, or other development related factors. Accordingly, our revenues, expenses and results of operations for any period may not be comparable to the revenues, expenses or results of operations for any other period.

The reporting requirements of being a company publicly-traded on the NASDAQ Global Select Market (NASDAQ) increase our overall operating costs and subject us to increased costs and regulatory risk and may negatively impact our business or our ability to raise capital in the future.

As a company publicly-traded on NASDAQ, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing requirements of NASDAQ. Further, Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, management must perform system and process evaluation and testing of our internal control over financial reporting to assess the effectiveness of our internal control over financial reporting and our independent auditor must perform their own assessment on our internal control over financial reporting. This testing is expensive and requires the attention of our limited management resources. The various financial reporting, legal, corporate governance and other obligations associated with being a publicly-traded company in the U.S. require us to incur significant expenditures and place additional demands on our board of directors and executive officers, as well as other administrative, operational and financial personnel and resources. If we are unable to comply with these requirements in a timely and effective manner, we and/or our executive officers may be subject to sanctions by the SEC, which could harm our business or impair our ability to raise additional funds in the future. We will continue to incur additional expenses as a result of being a company that is publicly-traded on NASDAQ.

The price of our common stock price has been highly volatile, and your investment in us could suffer a decline in value.

The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:

•	our ability to successfully advance our product candidates through preclinical and clinical development;

•
disclosure of any favorable or unfavorable data from our preclinical studies or clinical trials, or other regulatory developments concerning our clinical trials, the formulation and manufacturing of our product candidates, or those of our competitors;

•	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;

•	variation or termination of the BARDA contract or funding ability of BARDA;

•	scientific innovations by us or our competitors;

•	rumors relating to us or our competitors;

•	public concern about the safety of our products, product candidates, or similar classes of compounds;

•	litigation to which we may become subject;

•	actual or anticipated variations in our quarterly or annual revenue or operating results;

•	changes in general conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in drug reimbursement rates or government policies related to such reimbursement;

•	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	new regulatory legislation adopted in the U.S. or abroad;

•	changes in patent legislation in the U.S. or abroad;

•
our failure to achieve or meet equity research analysts’ expectations or their estimates of our business or prospects, or a change in their recommendations concerning us, the value of our common stock or our industry in general;

•	termination or delay in any of our existing or future collaborative arrangements;

•	future sales of equity or debt securities, or the perception that such future sales may occur;

•	the loss of our eligibility to have shares of our common stock traded on the NASDAQ Global Select Market due to our failure to maintain minimum listing standards or other listed markets;

•	changes in accounting principles;

•	failure to comply with the periodic reporting requirements of publicly-owned companies under the Exchange Act and the Sarbanes-Oxley Act; and

•	general economic conditions and capital markets.

In addition, the stock market in general, and more specifically the NASDAQ Global Select Market, upon which our common stock trades, and the market for smaller biotechnology stocks in particular have historically experienced significant price and volume fluctuations. Volatility in the market price for a particular biotechnology company’s stock has often been unrelated or disproportionate to the operating performance of that company. Market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Due to this volatility, investors may be unable to sell their shares of our common stock at or above the price they paid, which could generate losses.

In order to develop our product candidates and support our operations beyond 12 months from December 31, 2012 and continue as a going concern, we may need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our financial condition, business and business prospects.

We believe that our existing cash and cash equivalents of $74.1 million as of December 31, 2012, along with the anticipated proceeds from existing royalty-bearing licenses, our contract with BARDA, and other existing license and collaboration agreements will enable us to operate for a period of at least 12 months from December 31, 2012. We have no other committed sources of additional capital at this time. This estimate assumes that we continue current operations and development plans with our existing product candidates, but does not include the impact of any other significant transaction or change in strategy or development plans in the future. We currently do not have any commitments for additional future funding, nor do we anticipate that we will generate any significant incremental revenue from the sale of any of our product candidates in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions or change our strategy or accelerate our development plans, we may need to secure additional capital. In the event we need to raise additional capital, we expect to raise it primarily through the sale of additional common stock or other equity securities, as well as potentially through forms of debt financing, or any other financing vehicles we may enter into in the future. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate capital is not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may also need to obtain funds through license agreements, or collaborative or partner arrangements, pursuant to which we will likely relinquish rights potentially valuable rights to certain of our product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

The timing and extent of our future financing needs will depend on many factors, some of which are very difficult to predict and others that may be beyond our control, including:

•	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

•	continuing to receive sufficient revenue under our contract with BARDA to advance the development of laninamivir octanoate in the U.S.;

•	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

•	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrolment in such clinical trials, and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;

•	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

•	the scope and size of our research and development efforts;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;

•	the cost to maintain a corporate infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Future issuances of shares of our common stock may cause our stock price to decline, even if our business is doing well.

The sale and issuance of additional shares of our common stock, or the perception that such future sales could occur, including sales by our directors, executive officers, and other insiders or their affiliates, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities at a price we deem appropriate.

If we raise additional capital in the future, your level of ownership in us could be diluted or require us to relinquish rights.

Any issuance of securities we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. Further, if we obtain funds through a debt financing or through the issuance of debt or preferred securities, these securities would likely have rights senior to your rights as a common stockholder, which could impair the value of our common stock. Any debt financing we enter into may include covenants that limit our flexibility in conducting our business. We also could be required to seek funds through arrangements with collaborators or others, which might require us to relinquish valuable rights to our intellectual property or product candidates that we would have otherwise retained.

We do not anticipate paying cash dividends in the foreseeable future, and accordingly, you must rely on appreciation in the price of our common stock for any return on your investment in us.

We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends in the future. As a result, only appreciation in the price of our common stock will provide a return to stockholders.

Our certificate of incorporation, our bylaws, and the laws of Delaware contain provisions that could discourage, delay or prevent a change in our control or our management.

Certain provisions of our restated certificate of incorporation, bylaws and the laws of Delaware, the state in which we are incorporated, may discourage, delay or prevent a change in control of us or a change in management that stockholders may consider favorable. These certain provisions:

•	allow the authorized number of directors to be changed only by resolution of our Board of Directors;

•	provide that our stockholders may remove our directors only for cause;

•
authorize our Board of Directors to issue without stockholder approval, up to 5,000,000 shares of preferred stock, the rights of which will be determined at the discretion of the Board of Directors that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board of Directors;

•	establish advance notice requirements for stockholder nominations to our Board of Directors or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•	contain a fair price provision.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

These provisions could discourage proxy contests and make it more difficult for you and other stockholders to remove and elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

RISKS RELATED TO OTHER ASPECTS OF OUR BUSINESS

We may be unable to successfully integrate the operations of Nabi Biopharmaceuticals and Biota Holdings in a timely manner, if at all, which could increase our cost of doing business or harm our operations and business prospects.

On November 8, 2012 Nabi and Biota Holdings Limited merged, with the resulting organization being called Biota Pharmaceuticals. The relocation of the corporate headquarters to the U.S. and integrating the operations and financial records is still ongoing. We may incur additional costs and consume a significant amount of management’s time to integrate our U.S. operations, including information systems, financial records and reporting systems and legal contracts, in a timely manner, if at all, which could result in us incurring additional general and administrative costs.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our clinical trials in the amount of $15 million. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event any of our product candidates are approved for sale by the FDA or similar regulatory authorities in other countries and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

If our use of hazardous materials results in contamination or injury, we could suffer significant reputational or financial loss.

Our research activities may involve the controlled use of certain hazardous chemical and biological materials from time-to-time. Notwithstanding the various regulations controlling the use and disposal of these materials, as well as the safety procedures we undertake, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge or exposure, we may be held liable for any resulting damages, which may negatively impact our financial resources, our ability to recruit new staff, which could have an adverse effect on our business.

Our ability to use our net operating loss carry forwards to reduce taxable income generated in the future could be substantially limited or eliminated.

Our ability to use our net operating losses is subject to limitations and re-assessment due to ownership changes that have occurred or that could occur in the future, in the U.S., Australia and the U.K. Depending on the actual amount of any limitation on our ability to use our net operating loss carry forwards, a significant portion of our future taxable income could be taxable. Additionally, tax law limitations may result in our net operating losses expiring before we have the ability to use them. In addition, any transaction that we may enter into as a result of our strategic alternatives process may significantly limit or eliminate our ability to realize any value from our net operating losses.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our clinical trials in the amount of $15 million. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event any of our product candidates are approved for sale by the FDA or similar regulatory authorities in other countries and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective November 12, 2012, the Company entered into Executive Employment Agreements with each of Russell H. Plumb and Joseph M. Patti in conjunction with their respective appointments as executive officers of the Company. In connection therewith, the Company granted to Messrs. Plumb and Patti as inducement grants (i) a restricted stock unit equal to 143,322 and 71,661 shares of the Company’s common stock, respectively, one-third of which will be fully vested ninety (90) days after November 12, 2012, and the other two-thirds of which will vest in two equal installments on the first and second anniversary thereof, and (ii) 573,286 and 358,304 options to purchase shares of the Company’s common stock, respectively, at an exercise price of $4.07 with a 10 year term, which will vest in three equal installments on the first, second and third anniversary of November 12, 2012. These securities were granted outside the Company’s 2007 Omnibus Equity and Incentive Plan in a transaction exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

The exhibits to this report are listed in the Exhibit Index beginning on Page 55 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: February 11, 2013	By:	/s/ Russell H Plumb
Russell H Plumb
Chief Executive Officer and President

By:	/s/ Ronald B. Kocak
Ronald B. Kocak
Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Biota Pharmaceuticals, Inc.	X

3.2	By-Laws of Biota Pharmaceuticals, Inc.	X

4.1	Form of Common Stock Certificate		10-K	000-04829-08651814	03/15/07

10.1+	Executive Employment Agreement, dated as of November 12, 2012, between Biota Pharmaceuticals, Inc., and Russell H. Plumb		8-K	001-35285-121206005	11/14/12

10.2+	Executive Employment Agreement, dated as of November 12, 2012, between Biota Pharmaceuticals, Inc., and Joseph M. Patti		8-K	001-35285-121206005	11/14/12

10.3+	Form Non-Plan Stock Units Agreement		8-K	001-35285-121206005	11/14/12

10.4+	Form of Letter Agreement for Stock Option Grant		8-K	001-35285-121206005	11/14/12

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101**
The following materials from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended December31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of December 31, 2012 and June 30, 2012, (ii) the Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2012, and December 31, 2011, (iii) the Condensed Statements of Stockholders’ Equity for the Six Months Ended December 31, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2012, and December 31, 2011, and (v) Notes to Condensed Consolidated Financial Statements
X

+           Indicates management or compensatory plan or arrangement.
*           This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Biota Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**           Furnished, not filed.