Form 10-Q
period 2013-03-31
Biota Pharmaceuticals, Inc.
filed 2013-05-10
CIK 72444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-35285

Biota Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Northwinds Parkway, Suite 100, Alpharetta, GA 30009
(Address of principal executive offices, including zip code)

(678) 221 3343
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share, at May 5, 2013, was 28,423,990 shares.

Table of Contents

PART I: FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012	3

Condensed Consolidated Statements of Operations and Comprehensive Income(Loss) for the Three and Nine Months Ended March 31, 2013, and March 31, 2012 (unaudited)	4

Condensed Statements of Stockholders’ Equity for the Nine Months ended March 31, 2013 and March 31, 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2013, and March 31, 2012 (unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II: OTHER INFORMATION	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28

Signatures	29

Exhibit Index	30

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,265	$53,790
Accounts receivable	15,173	5,966
Prepaid and other current assets	1,847	1,374
Total current assets	87,285	61,130
Non-current assets:
Property and equipment, net	4,173	4,944
Intangible assets, net	818	1,804
Deferred tax assets	2,563	1,419
Total non-current assets	7,554	8,167
Total assets	$94,839	$69,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,282	$2,851
Accrued expenses	5,935	6,133
Accrued severance obligations	3,858	-
Deferred revenue	650	398
Deferred tax liabilities	1,714	130
Total current liabilities	14,439	9,512
Non-current liabilities:
Other liabilities, net of current portion	296	504
Total non-current liabilities	296	504
Total liabilities	14,735	10,016
Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized 34,219,690 shares issued and 182,350,316 shares outstanding at March 31, 2013 and June 30, 2012, respectively	3,422	100,394
Additional paid-in capital	234,775	668
Treasury stock, 5,867,361 and 1,816,178 at cost, at March 31, 2013 and June 30, 2012, respectively	(117,048)	(1,397)
Accumulated other comprehensive income	31,053	29,516
Accumulated deficit	(72,098)	(69,900)
Total stockholders’ equity	80,104	59,281
Total liabilities and stockholders’ equity	$94,839	$69,297

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Royalty revenue and milestones	$7,709	$5,189	$9,636	$6,649
Revenue from services	4,787	1,879	14,468	6,611
Other	-	22	242	69
Total revenue	12,496	7,090	24,346	13,329

Operating expense:
Cost of revenue	4,094	1,787	12,731	6,047
Research and development	4,936	5,713	13,583	17,769
General and administrative	3,436	2,220	13,704	5,871
Total operating expense	12,466	9,720	40,018	29,687
Income/(loss) from operations	30	(2,630)	(15,672)	(16,358)

Non-operating income:
Gain recorded on merger	-	-	7,805	-
Research and development credit	-	-	4,428	-
Interest income	173	739	1,125	2,565
Total non-operating income	173	739	12,358	2,565

Income (loss) before tax	203	(1,891)	(2,314)	(13,793)
Income tax benefit/(expense)	12	(146)	116	504
Net income (loss)	$215	$(2,037)	$(2,198)	$(13,289)

Basic income (loss) per share	$0.01	$(0.09)	$(0.08)	$(0.59)
Diluted income (loss) per share	$0.01	$(0.09)	$(0.08)	$(0.59)

Basic weighted-average shares outstanding	28,162,295	22,709,008	28,145,541	22,709,008
Diluted weighted-average shares outstanding	28,182,697	22,709,008	28,145,541	22,709,008

Comprehensive income (loss):
Net income (loss)	$215	$(2,037)	$(2,198)	$(13,289)
Exchange differences on translation of foreign operations, net of tax	536	1,610	1,537	(1,456)
Total comprehensive income (loss)	$751	$(427)	$(661)	$(14,745)

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at July 1, 2012	182,350,316	$100,394	$668	(1,816,178)	$(1,397)	$(69,900)	$29,516	$59,281
Comprehensive income
Exchange differences on translation of foreign operations							1,537	1,537
Net loss						(2,198)		(2,198)

Total Comprehensive income								(661)

New shares issued on exercise of options	413,335	410	(410)					-
New shares issued on vesting of options on merger	4,639,104	1,118	(1,118)					-
Acquisition of Nabi Biopharmaceuticals	(153,398,048)	(98,521)	233,367	(4,051,183)	(115,651)			19,195
Restricted stock units, net	214,983	21	(21)					-
Share-based compensation			2,289					2,289
Balances at March 31, 2013	34,219,690	$3,422	$234,775	(5,867,361)	$(117,048)	$(72,098)	$31,053	$80,104

See accompanying notes to the financial statements.

Biota Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,198)	$(13,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,447	2,463
Share-based compensation	2,289	424
Gain recorded on merger	(7,805)	-

Change in operating assets and liabilities (net of liabilities acquired):
Accounts receivables	(8,667)	(5,462)
Prepaid expenses and other current assets	(445)	(360)
Deferred tax assets	414	(504)
Deferred revenue	237	255
Accounts payable and accrued expenses	(1,607)	(1,993)
Accrued severance obligations	(1,032)	-

Net cash used in operating activities	(16,367)	(18,466)

Cash flows from investing activities:
Cash acquired from merger	32,687	-
Purchases of property and equipment	(490)	(1,062)
Proceeds from sale of property and equipment	-	8

Net cash provided by (used in) investing activities	32,197	(1,054)

Increase (decrease) in cash and cash equivalents	15,830	(19,520)
Cash and cash equivalent at beginning of period	53,790	74,177
Effects of exchange rate movements on cash and cash equivalents	645	(1,319)

Cash and cash equivalents at end of period	$70,265	$53,338

Supplemental cash flow disclosure:
Proceeds from the issuance of common stock on merger	$27,000	$-
Proceeds to settle accrued severance obligations and other accrued liabilities on merger	5,687	-
Cash acquired on merger	$32,687	$-

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

(1)    Company Overview

Biota Pharmaceuticals, Inc., together with its wholly owned subsidiaries (“Biota”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat serious and potentially life-threatening infectious diseases. The Company has been incorporated in the state of Delaware since 1969 and the corporate headquarters are located in Alpharetta, Georgia. On November 8, 2012, Nabi Biopharmaceuticals (“Nabi”) merged with Biota Holdings Limited and the resulting company was renamed Biota Pharmaceuticals, Inc.

The Company is currently focused on developing oral, small molecule compounds to treat a number of infections, with its clinical-stage programs being directed toward respiratory diseases, including those caused by influenza A and B, and human rhinovirus (“HRV”). In addition, it has preclinical research programs directed toward developing products to treat respiratory syncytial virus (“RSV”) as well as a broad spectrum of gram negative bacterial infections.

The Company has developed a neuraminidase inhibitor, zanamivir, which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza™ for the prevention and treatment of influenza pursuant to a research and license agreement entered into with the Company in 1990. In addition, the Company has cross-licensed intellectual property related to second-generation long-acting neuraminidase inhibitors (“LANI”) with Daiichi Sankyo Company Ltd (“Daiichi Sankyo”), of which the lead product, laninamivir octanoate, was developed and is being marketed by Daiichi Sankyo as lnavir® Dry Powder Inhaler (“Inavir®”) in Japan for the treatment of influenza A & B infections. The Company has filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate, and in 2011 entered into a contract with the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million for the completion of clinical development and United States (“U.S.”) based manufacturing of laninamivir octanoate for the treatment of influenza A and B infections.

Although the Company’s influenza products have been successfully commercialized by other larger pharmaceutical companies under license agreements, the Company has not received regulatory approval for any product candidates it has developed independently, and does not have any commercial capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues from any of its existing or future product candidates.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

(2)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnotes disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Form 8-K/A filed on January 23, 2013.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries.  All inter-company transactions and balances are eliminated in consolidation.

Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the year ended June 30, 2012 included in the Company’s Current Report filed on Form 8-K/A that was filed with the SEC on January 23, 2013.

The Company’s significant accounting policies have not changed since December 31, 2012, except as outlined below:

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In March 2013, FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force), effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect adoption will have a material impact on its consolidated financial statements.

(3)    Merger

Reverse Stock Split

On November 8, 2012, in connection with the merger - described below and as approved by Nabi’s stockholders and board of directors, Nabi filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a reverse stock split of Nabi’s common stock at a ratio of 1:6. As a result of the reverse stock split, each six shares of Nabi common stock issued and outstanding immediately prior to the reverse stock split were automatically combined into and became one share of Nabi common stock. Also, as a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, the Company outstanding stock options immediately prior to the reverse stock split were automatically proportionally adjusted based on the one-for-six split ratio in accordance with the terms of such options. The reverse stock split did not alter the par value or modify any voting rights or other terms of the common stock.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

Merger between Nabi Biopharmaceuticals and Biota Holdings Limited

On November 8, 2012, Nabi and Biota Holdings Limited completed a merger (the “Merger”), and the resulting company was renamed Biota Pharmaceuticals, Inc. Former Biota Holdings Limited shareholders retained approximately 83% of the Company’s shares of common stock, while former Nabi shareholders retained approximately 17% as consideration for Nabi’s net assets, the vast majority of which was $27 million in net cash on hand on the date of the merger. As Nabi had minimal ongoing activity with respect to its development programs and related operations at the time of the merger, the Company’s future operations will be largely represented by the operations of Biota Holdings Limited. Further, due to the fact that former Biota Holdings Limited shareholders held a significant majority of the voting interest in the Company upon the completion of the merger, the merger has been accounted for as a “reverse merger”, such that, notwithstanding the fact that Nabi was the legal acquirer, Biota Holdings Limited is considered the accounting acquirer for financial reporting purposes. Accordingly, the financial statements of Biota Holdings Limited are treated as the historical financial statements of the Company, with the operating results of Nabi being included from November 8, 2012. As a result of the reverse merger, historical common stock amounts and additional paid-in capital have been adjusted.

Exchange Ratio

Upon completion of the merger, each outstanding share of Biota Holdings Limited common stock converted into the right to receive 0.1249539870 shares of Nabi common stock as determined by the exchange ratio - as calculated pursuant to the terms of the merger, as amended. Pursuant to the various agreements, Biota Holdings Limited stockholders received shares of Nabi common stock representing approximately 83% of the outstanding combined shares of the resulting combined company. Nabi stockholders continued to own their shares of existing Nabi common stock, which represented approximately 17% of the outstanding combined shares of the resulting combined company. The issued share capital upon completion of the merger was comprised of the following:

No. of Shares
Ex-Nabi stockholders	4,720,999
Ex-Biota Holdings Limited stockholders	23,416,347
Total	28,137,346

Purchase Consideration and Net Assets Acquired

The purchase consideration in a reverse merger is determined with reference to the value of equity that the accounting acquirer (in this case Biota Holdings Limited,) issues to the stockholders of the accounting acquiree (Nabi, in this case) to give them their interest in the combined entity. Further, as a result of the merger, stock options to purchase an aggregate of 0.5 million shares of Nabi common stock that were held by officers and directors of Nabi immediately vested. The fair values of  Nabi’s outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: a strike price range of $11.34 – $99.91; a volatility range between 78.79% – 99.62%; a risk-free interest rate range of 0.12% – 0.87%; and an expected life range of 0.3 – 6.1 years.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

The purchase price, based on the price per share of the Company’s common stock as of the date of the merger is as follows:

Number of shares issued to Nabi stockholders	4,720,999
Fair value per share, using the volume weighted share price on November 9, 2012	$4.0168
Implied purchase consideration (in thousands)	$18,963

Number of stock options outstanding to former Nabi employees and directors	508,918
Fair value per option	$0.456
Implied purchase consideration (in thousands)	$232

Total implied purchase consideration (in thousands)	$19,195

The net assets acquired as a result of the merger consist of (in thousands):

Cash	$32,687
Accrual for severance obligations and employee benefits	(4,977)
Accounts payable	(694)
Other liabilities	(16)
Net cash received	$27,000

Excess of net assets acquired over total fair value purchase consideration/gain recorded on merger	$7,805

Due to the significant uncertainty associated with future cash flows from these assets, no purchase consideration has been allocated to the residual value of any of Nabi’s drug development programs, including NicVAX® or any next-generation nicotine vaccine, or the potential royalty of Phoslyra that was sold to a third party in 2006.

Pursuant to the merger, Biota Holdings Limited received net cash of $27 million from Nabi, while Nabi stockholders received a proportion of the combined entity based on the Biota Holdings Limited share price upon completion of the merger. Movements in the Biota Holdings Limited share price and the U.S. and Australian dollar exchange rates between the date of the determination of the exchange ratio and the date of the completion of the merger, coupled with changes in the fair value of certain assets and liabilities, resulted in the net assets acquired exceeding the calculated purchase consideration. The resulting gain of $7.8 million recorded on the completion of the merger is recognized as non-operating income in the condensed consolidated statements of operations.

Acquisition-related Costs

Acquisition-related costs associated with the merger, including advisory, investment banking, legal, accounting and various other costs of Nil and $4.6 million have been included as a general and administrative expense for the three and nine month periods ended March 31, 2013, respectively. Total acquisition-related costs were approximately $6.5 million.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

Pro forma Financial Information

The following table presents selected unaudited financial information, as if the merger with Nabi had occurred on July 1, 2011 (in thousands, expect per share data).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Pro forma net revenue	$13,128	$7,722	$25,610	$8,792
Pro forma net loss	$(3,986)	$(2,473)	$(8,931)	$(13,600)
Pro forma basic loss per share	$(0.14)	$(0.11)	$(0.32)	$(0.60)
Pro forma diluted loss per share	$(0.14)	$(0.11)	$(0.32)	$(0.60)

(4)    Net Income (Loss) per Share

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

The following table sets forth the computation of historical basic and diluted net income (loss) per share.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income (loss) (in thousands)	$215	$(2,037)	$(2,198)	$(13,289)
Weighted-average shares outstanding	28,165,295	181,664,389	28,145,541	181,664,389
Weighted- average shares outstanding adjusted using exchange ratio used to compute basic earnings per share	-	22,709,008	-	22,709,008
Dilutive effect of restricted stock and stock options	20,402	-	-	-
Shares used to compute diluted earnings per share	28,182,697	22,709,008	28,145,541	22,709,008
Basic income (loss) per share	$0.01	$(0.09)	$(0.08)	$(0.59)
Diluted income (loss) per share	$0.01	$(0.09)	$(0.08)	$(0.59)

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

(5)    Share-Based Compensation

A summary of stock option grants outstanding as of March 31, 2013, and the related activity during the nine months ended March 31, 2013, is presented below:

	Number of Options
Options	Biota Holdings Limited	Nabi	Biota Pharmaceuticals, Inc.

Outstanding at June 30, 2012	6,182,853	3,665,201
Granted	686,365	-
Exercised	(413,335)	-
Forfeited	-	(20,000)
Expired	(601)	(591,485)

	6,455,282	3,053,716
Adjustment for consolidation of shares (reverse stock split)		(2,544,716)
Vested and exercised upon merger	(6,455,282)	-
Balance on November 8, 2012 (date of merger)	-	508,918

Post-merger transactions:
Granted	-	-	931,590
Expired	-	(16,979)	-

Outstanding at March 31, 2013	-	491,939	931,590

Exercisable at March 31, 2013	-	491,939	-

On November 8, 2012, and in connection with the merger and based upon stockholder approval, Nabi’s board of directors approved a 1:6 reverse stock split of existing Nabi shares, which reduced the number of shares of common stock reserved for outstanding stock options to 508,918. The exercise price of all outstanding stock options as of that date have been adjusted to reflect the reverse stock split and are now between $11.22 and $99.94 per share, with terms expiring from March, 2014 to January, 2019.

Biota Holdings Limited had outstanding stock options to purchase 6,455,282 shares of its common stock at September 30, 2012. Upon approval of the merger with Nabi by the Supreme Court of Victoria on October 26, 2012, all of these outstanding stock options vested, resulting in the issuance of 4,639,104 shares of common stock and the vesting of 1,816,178 shares held by Biota Holdings Limited for this purpose. The related expense of $1.1 million associated with the issuance of shares of common stock has been recognized as a general and administrative expense in the consolidated statement of operations of Biota Holdings Limited.

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

Risk-Free Interest Rate: The Company used a risk-free rate of 0.65%, based upon the risk-free interest rate used in the assumptions on the implied yield currently available on the U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock option award.

Expected volatility: The Company used an expected volatility factor of 83.84%, based on the historical price of its common stock over the most recent period commensurate with the expected term of the stock option award.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

Expected Dividend Yield: The Company does not intend to pay any cash dividends on common stock for the foreseeable future. Accordingly, it assumed a dividend yield of zero.

The Company amortizes share-based compensation expense over the option’s vesting period using the straight-line attribution approach. For the three and nine month periods ended March 31, 2013, the Company recognized approximately $0.1 million and $0.3 million respectively of share-based compensation expense related to the issuance of stock option grants.

A summary of outstanding restricted stock awards as of March 31, 2013, and the related activity during the nine month period ending March 31, 2013 is presented below:

	Number of Awards
Awards	Nabi	Biota Pharmaceuticals, Inc.

Unvested at June 30, 2012	196,254
Vested and shares issued	(196,254)

Balance on November 8, 2012 (date of merger)	-

Post-merger transactions:
Granted	-	214,983
Vested	-	(71,661)

Outstanding at March 31, 2013	Nil	143,322

On November 12, 2012, the Company granted 214,983 of restricted stock awards with an average fair value of $4.07. The restricted shares vest over three equal installments: upon 90 days, and on the first and second anniversaries of the grant date. For the three month and nine month periods ended March 31, 2013, the Company recognized approximately $0.2 million and $0.3 million of share-based compensation expense related to the issuance of restricted stock units.

As of March 31, 2013, there was $2.7 million of unrecognized compensation expense related to unvested share-based compensation arrangements. This expense is expected to be recognized over the next two years as the shares vest.

(6)    Research and Development Credit

An application for a claim of $4.4 million was made by the Company’s subsidiary, Biota Holdings Limited, under the Australian Government’s Research and Development tax incentive when Biota Holdings Limited submitted its tax return for its fiscal year ended June 30, 2012. This amount was recorded as a contingent asset as of June 30, 2012. On November 7, 2012, Biota Holdings Limited received cash for this claim. Although the credit is administered by the Australian government, it is not linked to the level of taxable income and is effectively a government grant. As such, the Company obtained an immediate benefit and therefore, the entire amount has been recognized within non-operating income in the consolidated statement of operations for the nine month period ending March 31, 2013.

For the current fiscal year, the Company does not expect to receive a research and development credit as its revenue is expected to exceed the qualifying revenue threshold.

(7)    Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GSK in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as RelenzaTM to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of RelenzaTM in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of RelenzaTM in Australia, New Zealand, South Africa and Indonesia. Beginning in 2014, the patents on RelenzaTM are scheduled to expire in certain countries and are scheduled to fully expire in 2019.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

The Company also generates royalty revenue from the net sales of Inavir® in Japan, pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo in 2009 related to the development and commercialization of second generation, LANI, including laninamivir octanoate. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza, which Daiichi Sankyo markets as Inavir®.  Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn commercial milestone payments.  Under the collaboration and license agreement, the Company and Daiichi Sankyo have cross-licensed the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on laninamivir octanoate in Japan generally expire in 2024.

Collaborative and contract arrangements

On March 31, 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of laninamivir octanoate on a cost-plus-fixed-fee basis, the total of which is not to exceed $231.2 million. BARDA is part of the U.S. Office of the Assistant Secretary for Preparedness and Response ("ASPR") within the U.S. Department of Health and Human Services ("HHS"). The BARDA contract is designed to fund and provide the Company with all technical and clinical data, and to establish U.S. based manufacturing, to support the filing of a U.S. new drug application (“NDA”) with the FDA for laninamivr octanoate. The performance period of the BARDA contract commenced on March 31, 2011, and continues for five years.

The Company is considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of laninamivir octanoate. Therefore, revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations. Revenue totaling $22.5 million has been recognized to-date pursuant to this contract.

The following tables summarize the key components of the Company’s revenues for the three month and nine month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Royalty revenue – RelenzaTM	$1.7	$1.7
– Inavir®	3.2	3.6
Commercial milestone – Inavir®	2.9	-
Service revenue under BARDA contract	4.5	1.7
Revenue under other contracts, grants and collaborations	0.2	0.1
Total revenue	$12.5	$7.1

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarter ended March 31, 2013)

	Nine Months Ended March 31,
	2013	2012
	(in millions)
Royalty revenue – RelenzaTM	$2.7	$2.4
– Inavir®	4.1	4.3
Commercial milestone – Inavir®	2.9	-
Service revenue under BARDA contract	13.7	6.2
Revenue under other contracts, grants and collaborations	1.0	0.4
Total revenue	$24.4	$13.3

(8)   Subsequent Event

On April 15, 2013, the Company announced that its Board of Directors has adopted a revised corporate strategy following the recent completion of management’s strategic and operational review of the organization and its various development programs. The implementation of this strategy will shift the Company’s primary strategic and operational focus from early-stage research to clinical-stage development programs.  As a result of adopting this strategy, the Company has rationalized its preclinical programs, realigned its resources, and reduced its workforce by approximately 30%.

Accordingly, the Company anticipates recording a charge of approximately $2.0 million in the fourth quarter of its 2013 fiscal year (the Company’s fiscal year-end is June 30) related to the cost of one-time termination benefits.

On May 1, 2013 the Board of Directors retired 5,867,361 shares of the Company's treasury stock.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

•	Our plans to continue to advance the clinical development of laninamivir octanoate, including the anticipated initiation of a Phase 2 clinical trial, including the design and size;

•
the timing and our plans to shift our focus from early-stage research to clinical-stage development programs, rationalize the number of preclinical programs we plan to support and the anticipated therapeutic focus of those remaining programs;

•	our plans to pursue in-licensing, acquisition, co-development or other similar collaboration opportunities to better balance our pipeline with additional clinical-stage development programs;

•	the timing and our plans to complete clinical and regulatory evaluations and make a determination as to whether we will independently advance the clinical development of vapendavir;

•
our plans to conclude our ongoing activities related to our preclinical gram-positive antibiotic and hepatitis C non-nucleoside polymerase inhibitor programs and continue to seek to out-license these programs;

•
our ability to conserve capital by reducing our current cost structure, the estimated amount of these savings, and our plan to deploy capital resources toward new clinical-stage development opportunities;

•	our estimated base cash burn from operations, the receipt of a commercial milestone and expected cash on hand;

•
our anticipation that revenue and the related cost of providing services under our BARDA contract will continue to increase in the near-future, assuming the program continues to advance further into clinical development;

•	our anticipation that we will generally incur future net losses from operations due to our intention to continue to support the preclinical and clinical development of our product candidates;

•	our anticipation that we will not qualify for the research and development credit for the current fiscal year;

•	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to key risks and uncertainties including, without limitation: BARDA, or we, not terminating or significantly amending our existing contract to develop laninamivir octanoate in the U.S.; GSK or Daiichi Sankyo continuing to generate net sales from RelenzaTM and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; we, BARDA, the FDA or similar foreign regulatory agency, a data safety monitoring board, or an institutional review board, delaying, limiting, suspending or terminating the clinical development of laninamivir octanoate at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the results of research activities related to our product candidates being unfavorable, delayed or terminated; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting further development of that product candidate; our capacity for successfully enrolling and managing clinical trials on a timely basis; our ability to comply with extensive government regulations in various countries and regions that we expect to conduct clinical trials in that are applicable to our business; our ability to satisfactorily manage the integration of the recent merger and our operations in the future; our ability to successfully in-license, acquire, or enter into co-development or other similar collaboration opportunities to better balance our pipeline at appropriate terms:our ability to maintain and or recruit sufficient human resources, including executive management and key employees; our ability to secure manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations who we rely on to assist us in the design, development and implementation of the clinical development of our product candidates, third-party contract research, data management and manufacturing organizations not fulfilling their contractual obligations or otherwise performing satisfactorily in the future; our ability to maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators to enroll a sufficient number of patients in our clinical trials on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringe on the intellectual property rights of others; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions related to industry or product candidates; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” in Part II, Item 1A of this Quarterly Report).

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

Biota is a registered trademark of Biota Holdings Limited, RelenzaTM is a trademark of GlaxoSmithKline plc, and Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

The following is a discussion and analysis of the major factors contributing to results of operations for the three and nine months ended March 31, 2013, and our financial condition at that date, and should be read in conjunction with the unaudited financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

Biota Pharmaceuticals, Inc. together with its wholly owned subsidiaries (“Biota”, the “Company”, “us” or “we”) is a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat serious and potentially life-threatening infectious diseases.  We have been incorporated in the state of Delaware since 1969 and our corporate headquarters are located in Alpharetta, Georgia. On November 8, 2012, Nabi Biopharmaceuticals (“Nabi”) merged with Biota Holdings Limited and the resulting company was renamed Biota Pharmaceuticals, Inc.

We are currently focused on developing oral, small molecule compounds to treat a number of viral infections, with our most advanced clinical-stage programs being directed toward respiratory diseases, including those caused by influenza A and B, and human rhinovirus (“HRV”). In addition, we have several preclinical stage programs focused on developing respiratory syncytial virus (“RSV”) as well as novel antibiotics designed to treat a broad spectrum gram negative bacterial infections.

We have developed a neuraminidase inhibitor, zanamivir, which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza™ for the prevention and treatment of influenza pursuant to a royalty-bearing research and license agreement we entered into with GSK in 1990. In addition, we have cross-licensed intellectual property related to second-generation long acting neuraminidase inhibitors ("LANI"), including laninamivir octanoate and generate royalty revenue pursuant to a collaboration and license agreement that we entered into with Daiichi Sankyo in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. We have filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate, and in 2012 we entered into a contract with the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the clinical development and U.S. based manufacturing for laninamivir octanoate for the treatment of influenza A and B infections.

Although our influenza products have been successfully commercialized by other larger pharmaceutical companies under license agreements, we have not received regulatory approval for any product candidates we have developed independently, and we do not have any commercial capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues from any of our existing or future development-stage product candidates.

We plan to continue to finance our operations with our existing cash and cash equivalents; proceeds from existing or potential future royalty-bearing licenses, government contracts, or collaborative research and development arrangements; future equity and/or debt financings; and, other financing vehicles. Our ability to continue our operations is dependent, in the near-term, upon managing our cash resources, our continued receipt of royalty revenues and service revenue from the BARDA contract, entering into future collaboration or partnership agreements, the successful development of our product candidates, executing future financings and ultimately, upon the approval of our products for sale and achieving positive cash flows from operations. There can be no assurance that additional capital will be available on terms acceptable to us in the future, or that we will ever generate significant product revenue and become operationally profitable on a consistent basis.

Recent Corporate Developments

Board appointments. On May 6, 2013, we announced a number of changes to our Board of Directors, including the resignations of Dr. Raafat Fahim and Mr. Paul Bell, as well as the appointment of Ms. Anne VanLent and Mr. Michael Dougherty as directors.

Laninamivir Octanoate. We have been notified by Daiichi Sankyo Company Ltd., our partner in Japan, that in the three month period ended March 31, 2013, net sales of Inavir® (laninamivir octanoate) surpassed a key threshold that resulted in us earning a $2.9 million commercial milestone payment from Daiichi Sankyo.  We recognized the amount as revenue in the three-month period ended March 31, 2013, and anticipate receiving the milestone payment by June 30, 2013.

Adoption of Revised Corporate Strategy. On April 15, 2013, we announced that our Board of Directors had adopted a corporate strategy following the recent completion of management’s strategic and operational review of the organization and its various development programs. The implementation of this strategy will shift our primary strategic and operational focus from early-stage research to clinical-stage development programs. As a result of us adopting this strategy, we rationalized our preclinical programs, re-aligned resources and reduced our work force by approximately 30%. We anticipate recording a charge of approximately $2.0 million in the fourth quarter of 2013 related to the cost of one-time termination benefits.

Key components of our adopted strategy include, but are not limited to:

•	Continuing to fully support and advance the development of laninamivir octanoate for the treatment of influenza A and B infections in the U.S. market under our existing contract with BARDA;
•
Reducing the number of our existing preclinical programs by focusing preclinical activities on developing an oral antiviral for RSV and an oral/IV antibiotic targeting GyrB/ParE with activity against gram-negative and multi-drug resistant bacterial pathogens;

•
Concluding preclinical activities related to our hepatitis C non-nucleoside polymerase inhibitors and antibiotics for gram-positive bacterial infections, while continuing to pursue out-licensing opportunities for these programs;

•
Completing, over the next several quarters, our evaluation of various clinical and regulatory pathways for vapendavir to determine whether to independently continue its late-stage clinical development for the reduction of exacerbations caused by HRV in patients with moderate to severe asthma or chronic obstructive pulmonary disease (“COPD”);

•	Pursuing in-licensing, acquisition, co-development, and other similar collaborative clinical-stage development opportunities to better balance our pipeline; and
•	Reduce our cost structure to provide flexibility to deploy additional resources toward clinical-stage development programs.

In connection with the adoption of this strategy we have reduced our workforce by approximately 30%. As a result, we anticipate recording a charge of approximately $2.0 million in the fourth quarter of our 2013 fiscal year (our fiscal year-end is June 30) related to the cost of one-time termination benefits.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Results of Financial Condition and Operations discusses our financial results, which (except to the extent described in the Notes thereto) have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:

•	Use of Estimates
•	Revenue Recognition
•	Research and Development Expense
•	Share-Based Compensation

In February and March 2013, the FASB issued ASU No. issued ASU 2013-02 and 2013-05, we adopted ASU 2013-02 and we do not anticipate the future adoption of ASU 2013-05 will have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2013 and March 31, 2012

Summary. We reported net income of $0.2 million for the three months ended March 31, 2013 as compared to net loss of $2.0 million for the same period in 2012. The $2.2 million improvement from a net loss in 2012 to net income in 2013 was primarily the result of a $5.4 million increase in revenue and a $0.1 million decrease in income tax expense offset, in part by a $2.8 million increase in total operating expenses, a $0.5 million decrease in interest income.

Although we reported net income in the two most recent quarters, we generally expect to incur net losses in the near-term as we intend to continue to support the preclinical and clinical development of our product candidates.

Revenue. Revenue increased to $12.5 million for the three months ended March 31, 2013 from $7.1 million in the same period of 2012, primarily as a result of earning a commercial milestone and increased service revenue in 2013. The following table summarizes the key components of our revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Royalty revenue – RelenzaTM	$1.7	$1.7
– Inavir®	3.2	3.6
Commercial milestone – Inavir®	2.9	-
Service revenue under BARDA contract	4.5	1.7
Revenue under other contracts, grants and collaborations	0.2	0.1
Total revenue	$12.5	$7.1

The net sales of Inavir® (laninamivir octanoate) in Japan surpassed a key threshold in the three month period ended March 31, 2013, resulting in us earning a $2.9 million commercial milestone payment from Daiichi Sankyo. Service revenue under the BARDA contract increased due to the advancement of the laninamivir octanoate program toward Phase 2 clinical development and the expansion of the underlying activities covered under the contract. We anticipate that our revenue under the BARDA contract will continue to increase, assuming the program continues to advance further into clinical development.

Cost of Revenue. Cost of revenue represents expenses incurred by us in performing services and activities pursuant to government contracts or grants for which we record related revenue and expense on the gross basis of accounting. Cost of revenue increased to $4.1 million for the three months ended March 31, 2013 from $1.8 million in the same period in 2012, due principally to the advancement of the laninamivir octanoate program under the BARDA contract and the expansion of the underlying activities covered under that contract. We anticipate that our cost of revenue under the BARDA contract will continue to increase assuming the program continues to advance further into clinical development.

Research and development expense. Research and development expense decreased to $4.9 million in the three months ended March 31, 2013 from $5.7 million in the same period in 2012. The following table summarizes the key components of our research and development expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Direct preclinical, clinical and product development expense	$1.7	$2.3
Salaries, benefits and share-based compensation expense	1.5	2.0
Depreciation and facility-related expense	0.9	0.9
Other expenses	0.8	0.5
Total research and development expense	$4.9	$5.7

Direct preclinical, clinical and product development expense decreased by $0.6 million largely due to the completion of the vapendavir Phase 2 clinical trial during the quarter ended June 30, 2012. Salaries, benefits and share-based compensation expense decreased by $0.5 million due to more staff being deployed on the laninamivir octanoate program under the BARDA contract, which resulted in their related costs being reflected in Cost of Revenue.

General and administrative expense. General and administrative expense increased to $3.4 million for the three months ended March 31, 2013 from $2.2 million for the same period in 2012. The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Salaries, benefits and share-based compensation expense	1.4	0.7
Professional and legal expense	0.7	0.2
Other expenses	1.3	1.3
Total general and administrative expense	$3.4	$2.2

Salaries, benefits and share-based compensation expense increased by $0.7 million primarily related to the addition of executive and administrative staff in the U.S.  Professional and legal expense increased by $0.5 million due to the integration and transition of our operations subsequent to the merger in November 2012.

Non-operating income. Non-operating income decreased  by $0.6 million for the three months ended March 31, 2013 as compared to the same period in 2012, as a result of a decrease in interest income due to lower available interest rates in 2013 as compared to 2012, as well as lower average cash balances held in 2013 as compared to 2012.

Nine Months Ended March 31, 2013 and March 31, 2012

Summary. We reported a net loss of $2.2 million for the nine months ended March 31, 2013, as compared to net loss of $13.3 million for the same period in 2012. This $11.1 million improvement in our net loss in 2013 was primarily the result of a $11.1 million increase in revenue, a $7.8 million gain we recorded pursuant to the merger, and the receipt of a $4.4 million in research and development credits, offset in part by a $10.2 million increase in operating expenses, a $1.4 million decrease in interest income and a $0.4 million decrease in income tax benefits.

We expect to generally incur net losses in the near-term as we intend to continue to support the research and the preclinical and clinical development of our product candidates.

Revenue. Revenue increased to $24.4 million for the nine months ended March 31, 2013 from $13.3 million in the same period of 2012, primarily as a result of a commercial milestone we earned and an increase in service revenue in 2013. The following table summarizes the key components of our revenue for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	2012
	(in millions)
Royalty revenue – RelenzaTM	$2.7	$2.4
– Inavir®	4.1	4.3
Commercial milestone – Inavir®	2.9	-
Service revenue under BARDA contract	13.7	6.2
Revenue under other contracts, grants and collaborations	1.0	0.4
Total revenue	$24.4	$13.3

The net sales of Inavir® (laninamivir octanoate) in Japan surpassed a key threshold in the nine month period ended March 31, 2013, resulting in us earning a $2.9 million commercial milestone payment from Daiichi Sankyo. Service revenue under the BARDA contract increased due to the advancement of the laninamivir octanoate program and the expansion of the underlying activities covered under the contract. We anticipate that our revenue under the BARDA contract will continue to increase assuming the program continues to advance further into clinical development. Revenue under other contracts, grants and collaborations increased in 2013 due to a new government grant of $0.2 million and an increase in other research collaborations for $0.3 million.

Cost of revenue. Cost of revenue represents expenses incurred by us in performing services and activities pursuant to government contracts or grants for which we record related revenue and expense on the gross basis of accounting. Cost of revenue increased to $12.7 million for the nine months ended March 31, 2013 from $6.0 million in the same period in 2012, due principally to the advancement of the laninamivir octanoate program under the BARDA contract, and the expansion of the underlying activities covered under the contract. We anticipate that our costs of providing services under the BARDA contract will continue to increase, assuming the program continues to advance further into clinical development.

Research and development expense. Research and development expense decreased to $13.6 million in the nine months ended March 31, 2013 from $17.8 million in the same period in 2012. The following table summarizes the components of our research and development expense for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	2012
	(in millions)
Direct preclinical, clinical and product development expense	$4.2	$7.6
Salaries, benefits and share-based compensation expense	5.8	6.6
Depreciation and facility-related expense	2.7	2.7
Other expenses	0.9	0.9
Total research and development expense	$13.6	$17.8

Direct preclinical, clinical and product development expense decreased by $3.4 million in 2013 due largely to the completion of the vapendavir Phase 2 clinical trial during the quarter ended June 30, 2012 representing a $2.8 million reduction, as well as a reduction of $1.4 million in preclinical costs associated with our antibacterial and hepatitis C programs. Salaries, benefits and share-based compensation expense decreased by $0.8 million due to more staff being deployed on to the laninamivir octanoate program under the BARDA contract, which resulted in their related costs being reflected in Cost of Revenue.

General and administrative expense. General and administrative expense increased to $13.7 million for the nine months ended March 31, 2013 from $5.9 million for the same period in 2012. The following table summarizes the components of our general and administrative expense for the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	2012
	(in millions)
Merger-related expense	$4.6	$-
Salaries, benefits and share-based compensation expense	5.0	3.0
Professional and legal expense	1.4	0.7
Other expenses	2.7	2.2
Total general and administrative expense	$13.7	$5.9

Salaries, benefits and share-based compensation expense increased due to a $1.6 million increase related to the addition of executive and administrative staff in the U.S., and an increase in other personnel-related expenses.  Professional and legal expense increased by $0.7 million due to the integration and transition of our operations subsequent to the merger in November  Other expenses increased due to generally higher insurance, rent and maintenance costs.

Non-operating income. Non-operating income increased by $10.8 million for the nine months ended March 31, 2013 as compared to the same period in 2012, due to primarily to a $7.8 million gain we recorded related to the merger (see Note 3 to the consolidated financial statements), as well as the receipt of $4.4 million with respect to an Australian research and development credit (see Note 6 to the consolidated financial statements). Interest income decreased by $1.4 million due to lower available interest rates in 2013 as compared to 2012, as well as lower average cash balances held in 2013 compared to 2012. We do not expect to receive additional research and development credits in 2013 fiscal year as we anticipate our revenue will exceed the qualifying revenue threshold.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2013, cash and cash equivalents increased by $16.5 million, from $53.8 million to $70.3 million. This increase was primarily the result of $32.7 million of cash received as a result of the merger as described in Note 3 to the consolidated financial statements, offset in part by cash used for operating activities and other investing activities during the period.

Net cash used in operating activities was $16.4 million for the nine months ended March 31, 2013, which reflected (i) our net loss for the period of $2.2 million that included a gain of $7.8 million we recorded as a result of the merger, (ii) an increase in net operating assets of $8.7 million, (iii) a net decrease in operating liabilities of $2.4 million, offset in part by non-cash charges for share-based compensation and derpreciation an amortization of $4.7 million. Our net loss resulted largely from our funding of contract services; research and development activities including basic research: conducting preclinical studies; manufacturing and formulation expenses; incurring ongoing general and administrative expenses; as well as expenses associated with the merger, offset to a large degree by contract service, royalty and other revenue from grants and collaborations, a $7.8 million gain we recorded pursuant to the merger, the receipt of a $4.4 million research and development credit, and interest income. The net change in operating assets and liabilities reflects a $8.6 million increase in accounts receivable due to a sales milestone earned and contract revenue billed, a $0.4 million increase in prepaid expenses, a $1.6 million decrease in accounts payable and accrued expenses and a decrease of $1.0 million in accrued severance obligations related to the merger, offset in part by a $0.2 million increase in deferred revenue.

Net cash provided from investing activities during the nine months ended March 31, 2013 was $32.2 million, which was largely due to the cash of $32.7 million we received as pursuant to the merger, offset in part by $0.5 million for the purchase of laboratory and computer equipment.

At March 31, 2013, our cash and cash equivalents totaled $70.3 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. and Australian banks. Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents of $70.3 million as of March 31, 2013, along with the anticipated proceeds from existing royalty-bearing licenses, from our contract with BARDA, and from other existing license and collaboration agreements will enable us to operate for a period of at least 12 months from March 31, 2013.

Our future funding requirements beyond 12 months are difficult to determine and will depend on a number of factors, including:

•	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

•	we continue to receive sufficient revenue under our contract with BARDA to advance the development of laninamivir octanoate in the U.S.;

•	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

•	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrolment in such clinical trials, and the results of these clinical trials:

•	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;

•	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

•	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;

•	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

•	the scope and size of our research and development efforts;

•	our pursuit, timing and the terms of any in-licensing, acquisition, co-development, and other similar collaborative clinical-stage development opportunities to better balance our pipeline;

•	the size and cost of general and administrative function to manage our operations, including the infrastructure to support being a publicly-traded company; and

•	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from existing revenue from royalty-bearing arrangements, and contract services. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A "Quantitive and Qualitative Disclosures about Market Risks" in it's Annual Report on Form 10-K for the years ended December 31, 2011, except as updated and supplemented in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

ITEM 4:  Controls and Procedures

Our Chief Executive Officer currently acts as our Principal Financial Officer.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  –  OTHER INFORMATION

ITEM 1A. RISK FACTORS

An investment in our securities involves a risk of loss. You should carefully consider the risks factors included in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as well as the risk below, together with other information in this Quarterly Report, in evaluating our business, financial condition and our prospects. The risks and uncertainties described therein and herein are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business and prospects.

We have adopted a strategy whereby we plan to pursue in-licensing, acquisition, co-development, and other similar collaborative clinical-stage development opportunities to better balance our pipeline. We may be unable to implement this strategy on a timely basis, if at all, which could harm our business.

The number of clinical-stage development programs available for in-licensing, acquisition or co-development are limited, and there are numerous other large pharmaceutical and biopharmaceutical companies competing for these same opportunities. Many of these companies have greater capital resources, experience and capabilities than we have. We may not be able to successfully identify or execute a transaction for any suitable in-licensing, acquisition or co-development candidates, or be able to do so on terms acceptable to us. Any transactions we may complete in the future or potential future strategic decisions we make may disappoint investors and depress the price of our common stock and the value of your investment in our common stock, it may require us to raise capital to acquire or support the transaction, incur acquisition fees or other non-recurring charges, and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Further we may not be able to successfully integrate a transaction in a suitable time frame or at all.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2013, the Company entered into a letter agreement for a stock option grant to Peter Azzarello, in conjunction with his employment with the Company. The Company granted to Mr. Azzarello, as an inducement grant, an option to purchase 85,000 shares of the Company’s common stock at an exercise price of $3.98 with a ten year term. The option will vest in four equal installments on the first, second, third and fourth anniversary of the grant. These securities were granted outside the Company’s 2007 Omnibus Equity and Incentive Plan in a transaction exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

The exhibits to this report are listed in the Exhibit Index beginning on Page 30 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: May 10, 2013	By:	/s/ Russell H Plumb
Russell H Plumb
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation of Biota Pharmaceuticals, Inc.		10-Q	001-35285-13592912	02/11/13

3.2	By-Laws of Biota Pharmaceuticals, Inc.		10-Q	001-35285-13592912	02/11/13

4.1	Form of Common Stock Certificate		10-K	000-04829-08651814	03/15/07

10.5†	Collaboration and License Agreement, dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	X

10.6†	Amendment #1 to Collaboration and License Agreement, dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	X

10.7	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited.	X

10.8†	Commercialization Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	X

10.9†
Contract, dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services.
X

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101**
The following materials from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and June 30, 2012, (ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2013, and March 31, 2012, (iii) the Condensed Statements of Stockholders’ Equity for the Nine Months Ended March 31, 2013, and March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2013, and March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements
X

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
**       Furnished, not filed.
†         Confidential treatment has been requested for certain information contained in this exhibit. Such information has been omitted and will be provided separately to the Securities and Exchange Commission.