Form 10-Q
period 2013-09-30
Biota Pharmaceuticals, Inc.
filed 2013-11-12
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at November 8, 2013 was 28,363,326 shares.

Table of Contents

PART I: FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2013, and September 30, 2012 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the Three Months ended September 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013, and September 30, 2012 (unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II: OTHER INFORMATION	21

Item 1A. Risk Factors	21

Item 6. Exhibits	21

Signatures	22

Exhibit Index	23

 PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60.8	$66.8
Accounts receivable	12.9	11.0
Prepaid and other current assets	1.3	2.2
Total current assets	75.0	80.0
Non-current assets:
Property and equipment, net	3.5	3.7
Intangible assets, net	0.5	0.6
Total non-current assets	4.0	4.3
Total assets	$79.0	$84.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2.1	$4.4
Accrued expenses	9.4	8.2
Accrued severance obligations	2.2	3.0
Deferred revenue	0.1	0.3
Total current liabilities	13.8	15.9
Non-current liabilities:
Other liabilities, net of current portion	0.3	0.2
Total liabilities	14.1	16.1

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized 28,363,326 and 28,352,326 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	2.8	2.8
Additional paid-in capital	119.0	118.7
Accumulated other comprehensive income	25.6	25.3
Accumulated deficit	(82.5)	(78.6)
Total stockholders’ equity	64.9	68.2
Total liabilities and stockholders’ equity	$79.0	$84.3

See accompanying notes to these financial statements.

 Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,
	2013	2012
Revenue:
Royalty revenue and milestones	$-	$-
Revenue from services	12.2	1.3
Other	0.1	0.2
Total revenue	12.3	1.5

Operating expense:
Cost of revenue	10.7	1.5
Research and development	3.0	4.6
General and administrative	2.4	3.2
Foreign exchange loss	0.3	-
Total operating expense	16.4	9.3
Loss from operations	(4.1)	(7.8)

Non-operating income:
Interest income	0.1	0.5

Loss before tax	(4.0)	(7.3)
Income tax benefit	0.1	0.1
Net loss	$(3.9)	$(7.2)

Basic loss per share	$(0.14)	$(0.32)
Diluted loss per share	$(0.14)	$(0.32)

Basic weighted-average shares outstanding	28,291,665	22,806,170
Diluted weighted-average shares outstanding	28,291,665	22,806,170

Comprehensive loss:
Net loss	$(3.9)	$(7.2)
Exchange differences on translation of foreign operations	0.3	1.3
Total comprehensive loss	$(3.6)	$(5.9)

See accompanying notes to these financial statements.

 Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at July 1, 2013	28,352,326	$2.8	$118.7	-	$-	$(78.6)	$25.3	$68.2
Exchange differences on translation of foreign operations	-	-	-	-	-	-	0.3	0.3
Net loss	-	-	-	-	-	(3.9)	-	(3.9)
Restricted stock units, net	11,000	-	-	-	-	-	-	-
Share-based compensation	-	-	0.3	-	-	-	-	0.3
Balances at September 30, 2013	28,363,326	$2.8	$119.0	-	$-	$(82.5)	$25.6	$64.9

 See accompanying notes to the financial statements.

 Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Three Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(3.9)	$(7.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.5	0.6
Share-based compensation	0.3	0.2

Change in operating assets and liabilities (net of liabilities acquired):
Accounts receivables	(2.0)	(1.2)
Prepaid expenses and other current assets	0.9	(0.1)
Deferred tax assets	-	(0.1)
Deferred revenue	(0.2)	(0.1)
Accounts payable and accrued expenses	(1.0)	2.7
Accrued severance obligations	(0.8)	-

Net cash used in operating activities	(6.2)	(5.2)

Cash flows from investing activities:
Purchases of property and equipment	(0.1)	(0.2)

Net cash used in investing activities	(0.1)	(0.2)

Decrease in cash and cash equivalents	(6.3)	(5.4)
Cash and cash equivalent at beginning of period	66.8	53.8
Effects of exchange rate movements on cash and cash equivalents	0.3	(1.3)

Cash and cash equivalents at end of period	$60.8	$47.1

 See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended September 30, 2013)

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

The Company currently has two Phase 2 clinical-stage product candidates; laninamivir octanoate, for the treatment of influenza A and B infections in the U.S. market; and vapendavir (“BTA798”), a potent, oral broad-spectrum capsid inhibitor of enteroviruses, including human rhinovirus (“HRV”). In addition, the Company has preclinical programs focused on developing treatments for respiratory syncytial virus (“RSV”) as well as for gram-negative and multi-drug resistant bacterial infections.

The Company has developed a neuraminidase inhibitor (“NI”), zanamivir, which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza® for the prevention and treatment of influenza under a research and license agreement entered into with the Company in 1990. In addition, the Company and Daiichi Sankyo Inc. have cross-licensed the world-wide rights to develop and commercialize long-acting neuraminidase inhibitors (“LANI’s”), including laninamivir octanoate, which is marketed by Daiichi Sankyo Inc. as (“Inavir”) in Japan for the treatment of influenza A & B infections in adults and children. In November 2012, Daiichi Sankyo submitted an application for Japan to manufacture and market Inavir® for the prevention of influenza infection. The Company has filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate in the U.S., and in 2011 the Company was awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231.2 million in support of the development of and submission for a new drug application (“NDA”) of laninamivir octanoate for the treatment of influenza A and B infections in the United States.

Although several of the Company’s influenza products have been successfully developed and commercialized by other larger pharmaceutical companies under license agreements, the Company has not received regulatory approval for any product candidates it has developed independently, and does not have any sales, marketing or commercial capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues or earnings from any of its existing or future development-stage product candidates.

(2)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All material adjustments considered necessary for a fair presentation have been included. Certain information and footnotes disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Form 10-K filed on September 27, 2013.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended September 30, 2013 are not necessarily indicative of the annual results that may be expected for the year ending June 30, 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the year ended June 30, 2013 included in the Company’s Annual Report filed on Form 10-K that was filed with the SEC on September 27, 2013.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended September 30, 2013)

The Company’s significant accounting policies have not changed since June 30, 2013, except as outlined below:

Recent Accounting Standards

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

(3)    Merger

Summary

On April 22, 2012, Nabi and Biota Holdings Limited entered into a merger implementation agreement (the “merger”), which was subsequently amended on August 6, 2012 and further amended on September 17, 2012. On November 8, 2012, Nabi and Biota Holdings Limited completed the merger and pursuant to the terms and subject to the conditions set forth in the Agreement, Biota Holdings Limited became a wholly owned subsidiary of Nabi. Nabi then changed its name to Biota Pharmaceuticals, Inc.

Reverse Stock Split

On November 8, 2012, as contemplated by the merger and as approved by Nabi’s stockholders and board of directors, Nabi filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a reverse stock split of Nabi’s common stock at a ratio of 1:6. As a result of the reverse stock split, each six shares of Nabi common stock issued and outstanding immediately prior to the reverse stock split were automatically combined into and became one share of Nabi common stock. Also, as a result of the reverse stock split, the per share exercise price of, and the number of shares of common stock underlying, the Company’s outstanding stock options immediately prior to the reverse stock split were automatically proportionally adjusted at a ratio of 1:6 in accordance with the terms of such options. The reverse stock split did not alter the par value or modify any voting rights or other terms of the common stock.

Merger between Nabi Biopharmaceuticals and Biota Holdings Limited

Upon the completion of the merger, the resulting company was renamed Biota Pharmaceuticals, Inc. Former Biota Holdings Limited shareholders retained approximately 83% of the Company’s shares of common stock, while former Nabi shareholders retained approximately 17% as consideration for Nabi’s net assets, the vast majority of which was $27.0 million in net cash on hand on the date of the transaction. As Nabi had minimal ongoing activity with respect to its development programs and related operations at the time of the merger, the Company’s future operations will be largely represented by the operations of Biota Holdings Limited. Further, due to the fact that former Biota Holdings Limited shareholders held a significant majority of the voting interest in the Company upon the completion of the merger, the merger has been accounted for as a “reverse merger”, such that, notwithstanding the fact that Nabi was the legal acquirer, Biota Holdings Limited is considered the accounting acquirer for financial reporting purposes. Accordingly, the financial statements of Biota Holdings Limited are treated as the historical financial statements of the Company, with the operating results of Nabi being included from November 8, 2012. As a result of the merger, historical common stock amounts and additional paid-in capital have been adjusted.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended September 30, 2013)

Exchange Ratio

Upon completion of the merger, each outstanding share of Biota Holdings Limited common stock converted into the right to receive 0.1249539870 shares of Nabi common stock as determined by the exchange ratio as calculated pursuant to the terms of the Merger, as amended. The issued share capital upon completion of the merger was comprised of the following:

No. of Shares
Ex-Nabi stockholders	4,720,999
Ex-Biota Holdings Limited stockholders	23,416,347
Total	28,137,346

Purchase Consideration and Net Assets Acquired

The purchase consideration in a reverse merger is determined with reference to the value of consideration, in this case equity that the accounting acquirer (in this case Biota Holdings Limited,) issues to the stockholders of the accounting acquiree (Nabi, in this case) to give them their interest in the combined entity. Further, as a result of the merger, stock options to purchase an aggregate of 0.5 million shares of Nabi common stock that were held by officers and directors of Nabi immediately vested. The fair values of Nabi’s outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: a strike price range of $11.34 – $99.91; a volatility range between 78.79% – 99.62%; a risk-free interest rate range of 0.12% – 0.87%; and an expected life range of 0.3 – 6.1 years.

The purchase consideration, based on the price per share of the Company’s common stock as of the date of the merger, is as follows:

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

Due to the significant uncertainty associated with Nabi’s future cash flows from its drug development programs, no purchase consideration has been allocated to the residual value of any of Nabi’s drug development programs, or the potential royalty of Phoslyra that was sold to a third party in 2006.

Pursuant to the merger, Biota Holdings Limited received net cash of $27.0 million from Nabi, while Nabi stockholders received a proportion of the combined entity based on the Biota Holdings Limited share price upon completion of the merger. Movements in the Biota Holdings Limited share price and the U.S. and Australian dollar exchange rates between the date of the determination of the exchange ratio and the date of the completion of the merger, coupled with changes in the fair value of certain assets and liabilities, resulted in the net assets acquired exceeding the calculated purchase consideration. The resulting gain of $7.8 million recorded on the completion of the merger was recognized as other income in the consolidated statements of operations in the prior year.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended September 30, 2013)

Pro forma Financial Information

The following table presents selected unaudited financial information, as if the merger with Nabi had occurred on July 1, 2012 (in millions, except per share data) (for the three months ended September 30, 2012.).

September 30, 2012

Pro forma net revenue	$2.1
Pro forma net loss	(11.3)

Pro forma basic loss per share	(0.50)
Pro forma diluted loss per share	(0.50)

(4)    Net Loss per share

Basic and diluted loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and unvested restricted stock units) are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. The Company has excluded all antidilutive share-based awards to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share.

	Three Months Ended September 30,
	2013	2012

Net loss (in millions)	$(3.9)	$(7.2)
Weighted-average shares outstanding	28,291,665	182,516,549
Weighted- average shares outstanding adjusted using exchange ratio used to compute basic earnings per share	-	22,806,170
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	28,291,665	22,806,170
Basic loss per share	$(0.14)	$(0.32)
Diluted loss per share	$(0.14)	$(0.32)
Number of antidilutive share-based awards excluded from computation	1,688,529	-

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended September 30, 2013)

(5)    Licenses, Royalty Collaborative and Contractual Arrangements

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

The Company entered into a collaboration and license agreement with Daiichi Sankyo in 2003 related to the development of second generation long acting NI’s, including laninamivir octanoate. Under the collaboration and license agreement, the Company and Daiichi Sankyo cross-licensed the right to develop, make, use, sell or offer for sale, or import products based on our respective intellectual property related to our long acting NI’s. A primary focus of the agreement was for the parties to collectively seek third-party licensees that would develop and commercialize the related long-acting NI’s on a worldwide basis. In the event that the related intellectual property was out-licensed to a third party, the Company and Daiichi Sankyo agreed to share equally in any future royalties, license fees, milestones or other payments received from such a licensee. Further, although it was the intention of the parties to seek a third-party licensee or licensees worldwide, the parties retained the right to market or co-market related products in the U.S. and other markets outside of Japan, and any sales made by either party in the U.S. would result in the selling party paying the other party a royalty rate that was half of the royalty rate paid by any other third-party licensee. To-date, there have been no third-party licenses granted pursuant to this agreement, therefore a royalty rate on net sales outside of Japan have not been established.

In March 2009, the Company entered into a commercialization agreement with Daiichi Sankyo, pursuant to which it obtained exclusive marketing rights in Japan for long acting NI’s, including laninamivir octanoate, covered by the 2003 collaboration and license agreement between the parties. In consideration for these rights, Daiichi Sankyo agreed to pay the Company a royalty rate equal to 4% or potentially higher in certain circumstances, on net sales in Japan. In September 2010, laninamivir octanoate (Inavir®) was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. Accordingly, under this agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Patents on laninamivir octanoate in Japan generally expire in 2024.

Collaborative and contract arrangements

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of laninamivir octanoate on a cost-plus-fixed-fee basis, the total of which is not to exceed $231.2 million. BARDA is part of the U.S. Office of the Assistant Secretary for Preparedness and Response ("ASPR") within the U.S. Department of Health and Human Services ("HHS"). The BARDA contract is designed to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a U.S. new drug application (“NDA”) with the FDA for laninamivir octanoate. The performance period of the BARDA contract commenced on March 31, 2011, and continues for five years.

The Company is considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of laninamivir octanoate. Therefore, revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations. Revenue totaling $38.6 million has been recognized to-date pursuant to this contract.

Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or executive agencies could materially adversely affect the Company’s financial condition or results of operations if such changes negatively impacted its contract with BARDA. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in expenses or charges not being reimbursed by BARDA, or otherwise adversely affect the Company’s financial condition and/or results of operations.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended September 30, 2013)

The following tables summarize the key components of the Company’s revenues (in millions):

		Three Months Ended September 30,
		2013	2012
		(in millions)
Royalty revenue	– Relenza®	$-	$-
	– Inavir®	-	-
Commercial milestone – Inavir®		-	-
Service revenue under BARDA contract		12.2	1.3
Revenue under other contracts, grants and collaborations		0.1	0.2
Total revenue		$12.3	$1.5

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our plans to continue the clinical development of laninamivir octanoate, including the ongoing Phase 2 IGLOO clinical trial;

●	our goal to complete the Phase 2 IGLOO clinical trial and have top-line data available in mid-2014;

●	our estimated cash burn from operations and expected cash on hand;

●

our anticipation that revenue and the related cost of providing services under the BARDA contract will continue to increase in the near-future, assuming the program continues to advance further into clinical development;

●	our anticipation that we will generally incur future net losses from operations due to our intention to continue to support the preclinical and clinical development of our product candidates;

●	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to key risks and uncertainties including, without limitation: BARDA, or we, not terminating or significantly amending our existing contract to develop laninamivir octanoate in the U.S.; GSK or Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; we, BARDA, the FDA or similar foreign regulatory agency, a data safety monitoring board, or an institutional review board, delaying, limiting, suspending or terminating the clinical development of laninamivir octanoate at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the results of research activities related to our product candidates being unfavorable, delayed or terminated; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting further development of that product candidate; our capacity to successfully recruit and manage worldwide clinical trials on a timely basis; our ability to comply with extensive government regulations in various countries and regions that we expect to conduct clinical trials in that are applicable to our business; our ability to maintain and or recruit sufficient human resources, including executive management and key employees; our ability to secure manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations who we rely on to assist us in the design, development and implementation of the clinical development of our product candidates, including laninamivir octanoate; third-party contract research, data management and manufacturing organizations continuing to fulfill their contractual obligations or otherwise performing satisfactorily in the future; our ability to maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators to recruit and enroll a sufficient number of patients in our clinical trials on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringe on the intellectual property rights of others; BARDA not terminating or significantly amending our existing contract to develop laninamivir octanoate; the U.S. government defaulting on its funding obligations to BARDA; a prolonged shutdown of the U.S. government that delays or suspends the development of laninamivir octanoate, including approved cash payments to us; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to manage our current cash reserves as planned; changes in general economic business or competitive conditions related to industry or product candidates; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” in Part II, Item 1A of this Quarterly Report).

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

Biota is a registered trademark of Biota Holdings Limited, Relenza® is a trademark of GlaxoSmithKline plc, and Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

The following is a discussion and analysis of the major factors contributing to results of operations for the three months ended September 30, 2013, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat serious and potentially life-threatening infectious diseases. We were incorporated in the state of Delaware since 1969 and our corporate headquarters are located in Alpharetta, Georgia.

On November 8, 2012, Nabi Biopharmaceuticals (“Nabi”) and Biota Holdings Limited, a biopharmaceutical company based in Melbourne, Australia that had been listed on the Australian Stock Exchange since 1985, completed a merger, and renamed the resulting company Biota Pharmaceuticals, Inc. (“Biota”, the “Company”, “us” or “we”). Former Biota Holdings Limited shareholders retained approximately 83% of our shares of common stock, while former Nabi shareholders retained approximately 17% as consideration for Nabi’s net assets, which consisted primarily of $27 million in net cash on hand on the date of the merger. As Nabi had minimal ongoing activity with respect to its development programs or related operations at the time of the merger, our historical and current operations primarily reflect the operations of Biota Holdings Limited. Due to the fact that former Biota Holdings Limited shareholders held a significant majority of the voting interest in us upon the completion of the merger, the merger was accounted for as a “reverse merger”, such that, notwithstanding the fact that Nabi was the legal acquirer, Biota Holdings Limited was considered the accounting acquirer for financial reporting purposes. Accordingly, the financial statements of Biota Holdings Limited are treated as our historical financial statements, with the operating results of Nabi being included therein beginning November 8, 2012. As a result of the reverse merger, the Company adopted a June 30 fiscal year end.

We are currently focused on developing oral, small molecule compounds to treat a number of viral infections. Our most advanced clinical-stage program is laninamivir octanoate, a long-acting neuraminidase inhibitors (“LANI’s”) we are developing for the treatment of influenza A and B that is currently enrolling patients in a multi-national Phase 2 clinical trial, which we refer to as IGLOO. In addition to LANI, we are developing an orally bioavailable, preclinical compound for the treatment of respiratory syncytial virus (“RSV”) infections in children, the elderly and immunocompromised patients. We also have a Phase 2 compound, vapendavir (“BTA798”), which has been in clinical development for the treatment of human rhinovirus (“HRV”) infections in patients with mild to moderate asthma. Finally, we have a discovery stage program focused on novel antibiotics designed to treat gram-positive and gram-negative bacterial infections.

We previously developed zanamivir, neuraminidase inhibitor (“NI”), which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza® for the prevention and treatment of influenza A and B. GSK developed and markets Relenza® pursuant to a royalty-bearing research and license agreement we entered into with it in 1990. In 2003, we entered into a collaboration and license agreement with Daiichi Sankyo, under which each party cross-licensed its intellectual property related to second-generation LANI, including FLUNET and laninamivir octanoate. In 2009, we entered into a separate commercialization agreement with Daiichi Sankyo, which provided it an exclusive license to laninamivir octanoate in Japan and entitled us a royalty on net sales of laninamivir octanoate in Japan. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. In 2009, we have filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate in the U.S, and in 2011 we were awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231.2 million in support of the development of and submission for a new drug application (“NDA”) of laninamivir octanoate for the treatment of influenza A and B infections in the United States. In June 2013, we initiated Phase 2 IGLOO clinical trial of laninamivir octanoate under this IND.

Although several of our influenza product candidates have been successfully developed and commercialized by other larger pharmaceutical companies under collaboration, license or commercialization agreements with us, we have not independently developed or received regulatory approval for any product candidate, and we do not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues or earnings from any of our existing or future development-stage influenza or other product candidates that we are developing now, or may develop in the future.

We plan to continue to finance our operations with (i) our existing cash and cash equivalents, (ii) proceeds from existing or potential future royalty-bearing licenses, government contracts, or collaborative research and development arrangements, (iii) future equity and/or debt financings, or (iv) other financing arrangements. Our ability to continue to support our operations is dependent, in the near-term, upon us: managing our cash resources, our continued receipt of service revenue from BARDA, and royalty revenue under our exiting licensees, entering into future collaboration, license or commercialization agreements; the successful development of laninamivir octanoate and to a lesser extent, our other product candidates; executing future financings and ultimately, upon the approval of our products for sale and achieving positive cash flows from operations on a consistent basis. There can be no assurance that additional capital or funds will be available on terms acceptable to us, if at all, or we will be able to enter into collaboration, license or commercialization agreements in the future, or that we will ever generate significant product revenue and become operationally profitable on a consistent basis.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Results of Operations discusses our financial results, which (except to the extent described in the Notes thereto) have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We base our estimates and judgments on historical experience, current economic and industry conditions, and on various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:

•	Use of Estimates
•	Revenue Recognition
•	Accrued Expenses
•	Share-Based Compensation

In March 2013, the FASB issued ASU No. 2013-05, and we do not anticipate the future adoption of ASU 2013-05 will have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2013 and September 30, 2012

Summary. For the three months ended September 30, 2013, we reported a net loss of $3.9 million, as compared to $7.2 million for the same period of 2012. The $3.3 million decrease in net loss from 2012 to 2013 was primarily the result of a $10.8 million increase in revenue, offset by an increase in operating expenses of $7.1 million and a $0.4 million decrease in interest income. Basic and diluted net loss per share were $0.14 for the three month period ended September 30, 2013, as compared to a basic and diluted net loss per share of $0.32 in the same period of 2012.

We expect to generally incur losses for the foreseeable future as we intend to continue to support the clinical development of laninamivir octanoate and our preclinical programs.

Revenue. Revenue increased to $12.3 million for the three months ended September 30, 2013 from $1.5 million for the same period in 2012, representing an increase of $10.8 million. The following table summarizes the key components of our revenue for the three months ended September 30, 2013 and 2012:

		Three Months Ended September 30
		(in millions)
		2013	2012

Royalty revenue	– Relenza®	$-	$-
	– Inavir®	-	-
Revenue from services		12.2	1.3
Revenue grants and other		0.1	0.2
Total revenue		$12.3	$1.5

Revenue from services increased primarily due to increased reimbursements received as a result of the clinical advancement of the laninamivir octanoate program into the Phase 2 IGLOO clinical trial under the BARDA contract. Revenue from grants decreased due to lower research activities related to grants.

Cost of Revenue. Cost of revenue increased to $10.7 million for the three months ended September 30, 2013 from $1.5 million for the same period in 2012, representing an increase of $9.2 million. The following table summarizes the components of our cost of revenue for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30
	(in millions)
	2013	2012

Direct preclinical, clinical and product development expenses	$9.4	$0.4
Salaries, benefits and share-based compensation expenses	1.2	1.0
Other expenses	0.1	0.1

Total cost of revenue expense	$10.7	$1.5

Direct preclinical, clinical and product development expense increased due to the advancement of our laninamivir octanoate program into the Phase 2 IGLOO clinical trial under the BARDA contract. Salaries, benefits and share-based compensation expense increased principally due to more research and development resources being deployed on to the laninamivir octanoate clinical development program under the BARDA contract in 2013 than in 2012.

Research and Development Expense. Research and development expense decreased to $3.0 million for the three months ended September 30, 2013 from $4.6 million for the same period in 2012, representing a decrease of $1.6 million. The following table summarizes the components of our research and development expense for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30
	(in millions)
	2013	2012

Direct preclinical, clinical and product development expenses	$0.4	$0.6
Salaries, benefits and share-based compensation expenses	1.5	2.3
Other expenses	0.4	0.8
Depreciation and facility related expenses	0.7	0.9

Total research and development expense	$3.0	$4.6

Direct preclinical, clinical and product development expense decreased in 2013 due to a decrease in direct clinical expenses associated with the completion of the Phase 2 clinical trial of vapendavir in 2012. Salaries, benefits and share-based compensation decreased in 2013 due to a reduction in workforce that occurred in April 2013 and more resources being deployed on the laninamivir octanoate clinical development program in 2013. Other expenses decrease in 2013 due to a reduced number of research programs. Depreciation and facility related expenses decreased in 2013 due to lower depreciation expenses and lower rent and maintenance expenses.

General and Administrative Expense. General and administrative expense decreased to $2.4 million for the three months ended September 30, 2013 from $3.2 million for the same period in 2012, representing a decrease of $0.8 million. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30
	(in millions)
	2013	2012

Salaries, benefits and share-based compensation expenses	$1.3	$1.2
Professional and legal fees expenses	0.4	1.2
Other expenses	0.7	0.8

Total general and administrative expense	$2.4	$3.2

Salaries, benefits and share-based compensation increased in 2013 largely due to an increase in non-cash share-based compensation expense, offset in part by reduced personnel costs due to the reduction in workforce that occurred in April 2013. Professional and legal fees decreased in 2013 primarily due to non-recurring merger expenses of $1.2 million, offset in part by higher professional and legal expenses related to corporate matters. Other expenses decreased in 2013 due to lower corporate governance expenses.

Foreign Exchange Gain, net. Foreign exchange loss increased in 2013 due to the decrease in value of the U.S. dollar as compared to the Australian dollar during the first quarter related to the translation of foreign currency balances in our subsidiaries that have a different functional currency than the reporting currency of our parent.

Interest Income. Interest income decreased in 2013 due to lower available interest rates in 2013 as compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2013, cash and cash equivalents decreased by $6.0 million, from $66.8 million to $60.8 million. This decrease was primarily the result of cash used for operating activities during the period.

Net cash used in operating activities was $6.2 million for the three months ended September 30, 2013, which reflected (i) our net loss for the period of $3.9 million, (ii) an increase in net operating assets of $1.1 million, (iii) a net decrease in operating liabilities of $2.0 million, offset in part by non-cash charges for share-based compensation and depreciation and amortization of $0.8 million. Our net loss resulted largely from our funding of research and development activities including basic research, conducting clinical trials and preclinical studies, manufacturing and formulation expenses, incurring ongoing general and administrative expenses, partially offset by contract service revenue and interest income. The net change in operating assets and liabilities reflects a $2.0 million increase in accounts receivable due to contract revenue billed, a $1.0 million decrease in accounts payable and accrued expenses and a decrease of $0.8 million in accrued severance obligations related to the merger and a decrease of $0.2 million in deferred revenue, offset in part by a $0.9 million decrease in prepaid expenses.

Net cash used in investing activities during the three months ended September 30, 2013 was $0.1 million for purchases of property and equipment.

At September 30, 2013, our cash and cash equivalents totaled $60.8 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. and Australian banks.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

●	we continue to receive sufficient revenue and the timing of the payments under our contract with BARDA to advance the development of laninamivir octanoate in the U.S.;

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials:

●	the variability, timing and costs associated with conducting preclinical studies, and the results of those studies;

●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;

●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

●	the scope and size of our research and development efforts;

●

our pursuit, timing and the terms of any in-licensing, acquisition, co-development, and other similar collaborative clinical-stage development opportunities we may pursue in the future to better balance our pipeline;

●	the size and cost of our general and administrative function we may need to manage our operations, including the infrastructure to support being a publicly-traded company; and

●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development and preclinical development of our product candidates, we believe that our existing cash, cash equivalents of $60.8 million as of September 30, 2013, along with the anticipated proceeds from existing royalty-bearing licenses, from our contract with BARDA, and from other existing license and collaboration agreements will enable us to operate for a period of at least 12 months from September 30, 2013.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 4: Controls and Procedures

Our Chief Executive Officer currently acts as our Principal Financial Officer.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider each of the following risks, together with other information in this Quarterly Report, in evaluating our business, financial condition and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business and prospects. If any of the following risks actually occur, our business, financial condition, our ability to raise additional capital in the future could be materially harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment in us. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013, including our financial statements and the notes to those statements.

A prolonged U.S. government shutdown or default by the U.S. on government obligations could adversely affect our business and impair our ability to further develop or commercialize laninamivir octanoate.

In 2011, we were awarded a contract from BARDA for the late-stage development of laninamivir octanoate. Under this contract, we are entitled to receive up to $231.2 million in funding and we are relying on this funding to support the advanced development of laninamivir octanoate in the U.S. In the event of a prolonged U.S. government shutdown, a default by the U.S. on U.S. government obligations and/or a prolonged failure to maintain significant U.S. government operations, including the operations of BARDA, our funding under the BARDA contract may be delayed, suspended or terminated, at which time we would likely not have access to sufficient resources to continue to fund the development and commercialization of laninamivir octanoate, and our business could be adversely affected.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: November 8, 2013	By:	/s/ Russell H Plumb
Russell H Plumb President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Biota Pharmaceuticals, Inc.		10-Q	001-35285	02/11/13

3.2	By-Laws of Biota Pharmaceuticals, Inc.		10-Q	001-35285	02/11/13

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following materials from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013, (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013, and September 30, 2012, (iii) the Condensed Statements of Stockholders’ Equity for the Three Months Ended September 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2013, and September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements

X

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