Form 10-Q
period 2013-12-31
Biota Pharmaceuticals, Inc.
filed 2014-02-10
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at February 10, 2014 was 35,060,911 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in millions, except per share amounts)

	December 31, 2013	June 30, 2013

ASSETS
Current assets
Cash and cash equivalents	$51.4	$66.8
Accounts receivable	26.9	11.0
Prepaid and other current assets	1.0	2.2
Total current assets	79.3	80.0
Non-current assets:
Property and equipment, net	3.1	3.7
Intangible assets, net	0.3	0.6
Total non-current assets	3.4	4.3
Total assets	$82.7	$84.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9.6	$4.4
Accrued expenses	6.6	8.4
Accrued severance obligations	2.1	3.0
Deferred revenue	-	0.3
Total current liabilities	18.3	16.1
Non-current liabilities:
Other liabilities, net of current portion	0.2	0.2
Total liabilities	18.5	16.3

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized 28,363,326 and 28,352,326 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	2.8	2.8
Additional paid-in capital	119.6	118.7
Accumulated other comprehensive income	24.6	25.3
Accumulated deficit	(82.8)	(78.8)
Total stockholders’ equity	64.2	68.0
Total liabilities and stockholders’ equity	$82.7	$84.3

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue:
Royalty revenue and milestones	$6.0	$1.9	$6.0	$1.9
Revenue from services	12.4	8.1	24.6	9.4
Other	0.1	0.4	0.2	0.5
Total revenue	18.5	10.4	30.8	11.8

Operating expense:
Cost of revenue	11.4	7.1	22.2	8.6
Research and development	4.2	4.6	7.1	9.1
General and administrative	3.1	7.1	5.5	10.3
Foreign exchange (gain) loss	(0.1)	(0.6)	0.2	(0.5)
Total operating expense	18.6	18.2	35.0	27.5
Loss from operations	(0.1)	(7.8)	(4.2)	(15.7)

Non-operating income:
Gain recorded on merger	-	7.6	-	7.6
Research and development credit	-	4.4	-	4.4
Interest income	-	0.4	0.1	1.0
Total non-operating (loss) income	-	12.4	0.1	13.0

(Loss) income before tax	(0.1)	4.6	(4.1)	(2.7)
Income tax benefit	-	-	0.1	0.1
Net (loss) income	$(0.1)	$4.6	$(4.0)	$(2.6)

Basic (loss) income per share	$(0.00)	$0.16	$(0.14)	$(0.09)
Diluted (loss) income per share	$(0.00)	$0.16	$(0.14)	$(0.09)

Basic weighted-average shares outstanding	28,291,665	28,137,346	28,286,404	28,137,346
Diluted weighted-average shares outstanding	28,291,665	28,352,329	28,286,404	28,137,346

Comprehensive (loss) income:
Net (loss) income	$(0.1)	$4.6	$(4.0)	$(2.6)
Exchange differences on translation of foreign operations, net of tax	(1.0)	(0.3)	(0.7)	1.0
Total comprehensive (loss) income	$(1.1)	$4.3	$(4.7)	$(1.6)

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at July 1, 2013.	28,352,326	$2.8	$118.7	-	$-	$(78.8)	$25.3	$68.0
Exchange differences on translation of foreign operations	-	-	-	-	-	-	(0.7)	(0.7)
Net loss	-	-	-	-	-	(4.0)	-	(4.0)
Restricted stock units, net	11,000	-	-	-	-	-	-	-
Share-based compensation	-	-	0.9	-	-	-	-	0.9
Balances at December 31, 2013	28,363,326	$2.8	$119.6	-	$-	$(82.8)	$24.6	$64.2

See accompanying notes to the financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Six Months Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(4.0)	$(2.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.0	1.5
Share-based compensation	0.9	1.9
Deferred income taxes	-	0.4
(Gain) recorded on merger	-	(7.6)

Change in operating assets and liabilities (net of liabilities acquired):
Accounts receivables	(16.7)	(5.4)
Prepaid expenses and other current assets	1.2	(1.1)
Deferred revenue	(0.2)	0.4
Accounts payable and accrued expenses	4.2	0.2
Accrued severance obligations	(1.0)	(0.5)

Net cash used in operating activities	(14.6)	(12.8)

Cash flows from investing activities:
Cash acquired on merger	-	32.7
Purchases of property and equipment	(0.1)	(0.4)

Net cash used in investing activities	(0.1)	32.3

Increase (decrease) in cash and cash equivalents	(14.7)	19.5
Cash and cash equivalent at beginning of period	66.8	53.8
Effects of exchange rate movements on cash and cash equivalents	(0.7)	0.8

Cash and cash equivalents at end of period	$51.4	$74.1

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

(1)	Company Overview

Biota Pharmaceuticals, Inc., together with its wholly owned subsidiaries (“Biota”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of products to prevent and treat serious and potentially life-threatening infectious diseases. The Company was incorporated in the state of Delaware in 1969 and its corporate headquarters are located in Alpharetta, Georgia. On November 8, 2012, Nabi Biopharmaceuticals (“Nabi”) merged with Biota Holdings Limited, which was previously listed on the Australian Stock Exchange (ASX:BTA), and the resulting company was renamed to Biota Pharmaceuticals, Inc.

The Company is currently focused on developing oral, small molecule compounds to treat a number of respiratory-related infections. The most advanced clinical-stage program is laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”) that the Company is developing for the treatment of influenza A and B. The Company is currently enrolling patients in a multi-national Phase 2 trial for laninamivir octanoate, which the Company refers to as (“IGLOO.”) The Company also has a Phase 2 compound, vapendavir, which is in clinical development for the treatment of human rhinovirus (“HRV”) infections in patients with asthma. In addition to these clinical-stage development programs, the Company is also developing orally bioavailable compounds for the treatment of respiratory syncytial virus (“RSV”) infections in children, the elderly, and immune-compromised patients.

The Company previously developed zanamivir, a NI that is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza® for the prevention and treatment of influenza A and B. GSK developed and markets Relenza® pursuant to a royalty-bearing research and license agreement with the Company entered into with GSK in 1990. In 2003, the Company entered into a collaboration and license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), under which each party cross-licensed its intellectual property related to second-generation long acting NI’s, including FLUNET and laninamivir octanoate. In 2009, the Company entered into a separate commercialization agreement with Daiichi Sankyo, which provided Daiichi Sankyo an exclusive license to laninamivir octanoate in Japan and entitled the Company to a royalty on net sales of laninamivir octanoate in Japan. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children and, in December 2013, it was approved for the prevention of influenza A and B in Japan. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. In 2009, the Company filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate in the United States. In 2011, the Company was awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the development of and submission for a new drug application of laninamivir octanoate for the treatment of influenza A and B infections in the United States. In June 2013, the Company initiated a Phase 2 clinical trial of laninamivir octanoate under this IND.

Although several of the Company’s influenza product candidates have been successfully developed and commercialized by other larger pharmaceutical companies under collaboration, license or commercialization agreements with the Company. The Company has not independently developed or received regulatory approval for any product candidate and the Company does not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues from its existing or future development-stage influenza or other product candidates that the Company is developing now, or may develop in the future. The Company expects to incur losses for the foreseeable future as it intends to support the clinical and preclinical development of its product candidates.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All material adjustments considered necessary for a fair presentation have been included. Certain information and footnotes disclosure normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on September 27, 2013.

The unaudited interim consolidated financial statements include all of its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Operating results for the three and six months periods ended December 31, 2013 are not necessarily indicative of the annual results that may be expected for the entire fiscal year ending June 30, 2014. The year-end condensed consolidated balance sheet data included herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 27, 2013.

The Company’s significant accounting policies have not changed since June 30, 2013, except as outlined below:

Recent Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force), effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect adoption will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(3)	Merger

Summary

On April 22, 2012, Nabi and Biota Holdings Limited entered into a merger implementation agreement (the “merger”), which was subsequently amended on August 6, 2012 and further amended on September 17, 2012. On November 8, 2012, Nabi and Biota Holdings Limited completed the merger and pursuant to the terms and subject to the conditions set forth in there in, Biota Holdings Limited became a wholly owned subsidiary of Nabi. Nabi then changed its name to Biota Pharmaceuticals, Inc.

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
(for the quarterly period ended December 31, 2013)

Merger between Nabi Biopharmaceuticals and Biota Holdings Limited

Upon the completion of the merger, former Biota Holdings Limited shareholders retained approximately 83% of the Company’s shares of common stock, while former Nabi shareholders retained approximately 17% as consideration for Nabi’s net assets, the vast majority of which was $27.0 million in net cash on hand on the closing date of the transaction. As Nabi had minimal ongoing activity with respect to its development programs and related operations at the time of the merger, the Company’s future operations are largely represented by the operations of Biota Holdings Limited. Further, due to the fact that former Biota Holdings Limited shareholders held a significant majority of the voting interest in the Company upon the completion of the merger, the merger has been accounted for as a “reverse merger”, such that, notwithstanding the fact that Nabi was the legal acquirer, Biota Holdings Limited is considered the accounting acquirer for financial reporting purposes. Accordingly, the financial statements of Biota Holdings Limited are treated as the historical financial statements of the Company, with the operating results of Nabi being included from November 8, 2012. As a result of the merger, historical common stock amounts and additional paid-in capital have been adjusted.

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

Purchase Consideration and Net Assets Acquired

The purchase consideration in a reverse merger is determined with reference to the value of consideration, in this case equity, that which the accounting acquirer (in this case Biota Holdings Limited,) issues to the stockholders of the accounting acquiree (Nabi) to provide them their interest in the combined entity. Further, as a result of the merger, stock options to purchase an aggregate of 0.5 million shares of Nabi common stock that were held by officers and directors of Nabi immediately vested. The fair values of Nabi’s outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: a strike price range of $11.34 – $99.91; a volatility range between 78.79% – 99.62%; a risk-free interest rate range of 0.12% – 0.87%; and an expected life range of 0.3 – 6.1 years.

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

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

The net assets acquired as a result of the merger consist of (in millions):

Cash	$32.7
Severance obligations and other expenses	(5.2)
Accounts payable	(0.7)
Net cash received	$26.8

Excess of net assets acquired over total fair value purchase consideration/gain recorded on merger	$7.6

Due to the significant uncertainty associated with Nabi’s future cash flows from its drug development programs, no purchase consideration has been allocated to the residual value of any of Nabi’s drug development programs, or the potential royalty of Phoslyra, that was sold to a third party in 2006.

Pursuant to the merger, Biota Holdings Limited received net cash of $27.0 million from Nabi, while Nabi stockholders received a proportion of the combined entity based on the Biota Holdings Limited share price upon completion of the merger. Movements in the Biota Holdings Limited share price and the U.S. and Australian dollar exchange rates between the date of the determination of the exchange ratio and the date of the completion of the merger, coupled with changes in the fair value of certain assets and liabilities, resulted in the net assets acquired exceeding the calculated purchase consideration. The resulting net gain of $7.8 million recorded on the completion of the merger in November 2012 and was recognized as other income in the consolidated statements of operations in the prior year. During the quarter, the Company recorded an additional net loss of $0.2 million based on additional factors that occurred in the quarter related to the purchase, resulting in a total net gain of $7.6 million. This was treated as a measurement period adjustment and the Company retroactively adjusted the opening balance sheet as prescribed in ASC 805. As a result this $0.2 million net loss was recognized in the gain recorded from the merger in the consolidated statements of operations in the three and six months ended December 31, 2012.

(4)	Net Loss per share

Basic and diluted loss per share has been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and unvested restricted stock units) are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. The Company has excluded all antidilutive share-based awards to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share.

	Three Months Ended December 31,
	2013	2012

Net (loss) income (in millions)	$(0.1)	$4.6
Weighted-average shares outstanding	28,291,665	28,137,346
Weighted- average shares outstanding adjusted using exchange ratio used to compute basic earnings per share	-	28,137,346
Dilutive effect of restricted stock and stock options	-	214,983
Shares used to compute diluted earnings per share	28,291,665	28,352,329
Basic loss per share	$(0.00)	$0.16
Diluted loss per share	$(0.00)	$0.16
Number of antidilutive share-based awards excluded from computation	2,538,263	1,638,512

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

	Six Months Ended December 31,
	2013	2012

Net loss (in millions)	$(4.0)	$(2.6)
Weighted-average shares outstanding	28,286,404	28,137,346
Weighted- average shares outstanding adjusted using exchange ratio used to compute basic earnings per share	-	28,137,346
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	28,286,404	28,137,346
Basic and diluted loss per share	$(0.14)	$(0.09)
Number of antidilutive share-based awards excluded from computation	2,538,263	1,638,512

(5)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GSK in 1990 for the development and commercialization of zanamivir, a NI currently marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. Beginning in 2014, the patents on Relenza® are scheduled to expire in certain countries, including the United States and are scheduled to fully expire in 2019.

The Company entered into a collaboration and license agreement with Daiichi Sankyo in 2003 related to the development of second generation long acting NI’s, including laninamivir octanoate. Under the collaboration and license agreement, the Company and Daiichi Sankyo cross-licensed the right to develop, make, use, sell or offer for sale, or import products based on the parties respective intellectual property related to their long acting NI’s. A primary focus of the agreement was for the parties to collectively seek third-party licensees that would develop and commercialize the related long-acting NI’s on a worldwide basis. In the event that the related intellectual property was out-licensed to a third party, the Company and Daiichi Sankyo agreed to share equally in any future royalties, license fees, milestones or other payments received from such a licensee. Further, although it was the intention of the parties to seek a third-party licensee or licensees worldwide, the parties retained the right to market or co-market related products in the U.S. and other markets outside of Japan, and any sales made by either party in the U.S. would result in the selling party paying the other party a royalty rate that was half of the royalty rate paid by any other third-party licensee. To date, there have been no third-party licenses granted pursuant to this agreement, and therefore, a royalty rate on net sales outside of Japan has not been established under the 2003 agreement.

In March 2009, the Company entered into a commercialization agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo obtained exclusive marketing rights in Japan for the long acting NI’s, including laninamivir octanoate, covered by the 2003 collaboration and license agreement between the parties. In consideration for these rights, Daiichi Sankyo agreed to pay the Company a royalty rate equal to 4% or potentially higher in certain circumstances, on net sales in Japan. In September 2010, laninamivir octanoate (Inavir®) was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. In December 2013, Daiichi Sankyo was granted regulatory approval in Japan to manufacture and market Inavir® for the prevention of influenza A and B. Accordingly, under this agreement the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn additional sales milestone payments. Patents on laninamivir octanoate in Japan generally expire in 2024.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

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

The Company is considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of laninamivir octanoate. Therefore, revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations. Revenue totaling $51.0 million has been recognized to-date pursuant to this contract.

Changes in government policies, priorities or funding levels through agency or program budget reductions by the U.S. Congress or other executive agencies could materially adversely affect the Company’s financial condition or results of operations if such changes negatively impacted its contract with BARDA. Furthermore, contracts with the U.S. government may be terminated or suspended by the U.S. government at any time, with or without cause. Such contract suspensions or terminations could result in expenses or charges not being reimbursed by BARDA, or otherwise adversely affect the Company’s financial condition and/or results of operations.

The following tables summarize the key components of the Company’s revenues from Licenses, Royalty Collaborative and Contractual Arrangements (in millions):

	Three Months Ended December 31 (in millions)
	2013	2012

Royalty revenue– Relenza®	$5.4	$1.0
– Inavir®	0.6	0.9
Revenue from services	12.4	8.1
Other	0.1	0.4
Total revenue	$18.5	$10.4

	Six Months Ended December 31 (in millions)
	2013	2012

Royalty revenue– Relenza®	$5.4	$1.0
– Inavir®	0.6	0.9
Revenue from services	24.6	9.4
Other	0.2	0.5
Total revenue	$30.8	$11.8

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

(6)	Share-based Compensation

For the three months ended December 31, 2013 and 2012, the Company recorded share-based compensation expense related to grants from equity and incentive plans of $0.5 million and $0.4 million, respectively, or $0.02 and $0.01 basic and fully diluted per share. For the six months ended December 31, 2013 and 2012, the Company recorded share-based compensation expense of $0.9 million and $1.9 million, respectively, or $0.03 and $0.07 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and six months ended December 31, 2013 and 2012.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Weighted average risk-free interest rate	1.40	0.65%	1.40%	0.65%
Dividend yield	—	—	—	—
Expected weighted average volatility	.78	.84	.78	.84
Expected weighted average life of options (years)	6.0	5.0	6.0	5.0
Weighted average fair value of options granted	2.78	$2.72	$2.75	$2.72

The risk-free rate interest rate is based on the expected life of the option and the corresponding United States (“U.S.”) Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly traded common stock.

	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($0000)
Balance at June 30, 2013	1,658,529	$13.57
Granted (1)	602,725	4.15
Exercised	—	—
Forfeited or expired	—	—
Balance at December 31, 2013	2,261,254	$11.06	7.1	$0.2

(1) Includes performance-based options of 427,725, subject to specific performance conditions.

Performance-based stock options granted during the six month period ending December 31, 2013 were 427,725 with an exercise price of $4.13, resulting in total unrecognized share-based compensation expense of $1.0 million. Vesting is contingent upon meeting specific performance goals with respect to laninamivir octanoate. As of December 31, 2013, no share-based compensation expense related to performance-based options has been recognized as it is not probable that the performance condition will be achieved. The Company will evaluate the probability of achieving these performance goals quarterly, and if the Company determines that it is probable that a performance goal will occur, the effect of the change in estimate will be accounted in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. As of December 31, 2013, all performance-based options are unvested and expires six-years from the grant date or will be forfeited upon not achieving performance goals.

The total intrinsic value of stock options exercised during the six month period ended December 31, 2013 was zero, and no cash proceeds were received. No actual tax benefits were realized as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to the Company’s ability to generate sufficient taxable income in the future.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

The following tables summarize information relating to outstanding and exercisable options as of December 31, 2013:

			December 31, 2013
			Outstanding
				Weighted Average		Exercisable
Exercise Prices			Number of Shares	Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
				(In Years)
$3.14	—	$4.05	245,000	9.33	$3.92	—	$—
	$4.07		931,590	8.87	4.07	310,531	4.07
$4.13	—	$4.24	592,725	7.02	4.16	—	—
$11.22	—	$99.94	491,939	2.73	36.17	491,939	36.17
			2,261,254	7.10	$11.06	802,470	$23.75

Restricted Stock Awards. A summary of the Company’s outstanding restricted stock awards as of December 31, 2013 is as follows:

Restricted Stock	Shares	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2013	—	$—
Granted	44,750	3.98
Released	(11,000)	4.19
Forfeited	—	—
Outstanding at December 31, 2013	33,750	$3.92

Market Stock Units (MSUs)

MSUs awarded to employees vest on January 1, 2017. The vesting of these awards is subject to the respective employee’s continued employment through this settlement period. The number of MSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs actually earned is calculated upon the vesting of the award. Participants may ultimately earn between 0% and 250% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

The following table summarizes the Company’s MSU activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2013	—	$—
Granted	106,870	$7.69
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2013	106,870	$7.69

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2013)

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 20 day average closing stock price on the grant date, expected volatility of the Company’s stock price, risk-free rates of return and expected dividend yield. The assumptions used in the Company’s valuation of the MSU’s are summarized as follows:

	For the Periods Ended December 31,
	2013	2012
Expected dividend yield	0%	—
Expected stock price volatility	0.86	—
Risk-free interest rate	0.64%	—
20 day trading average stock price on grant date	$3.98	—
Weighted-average per share grant date fair value	$7.69	—

As of December 31, 2013 there was $4.6 million of unrecognized share-based compensation expense related to all unvested awards (stock options, restricted stock and MSU’s), not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 2.1 years.

(7)	Subsequent Event

Public Offering. In January 2014, the Company closed a public offering in which it sold approximately 6.7 million shares of its common stock, at a purchase price of $4.30 per share. The net proceeds to the Company from the sale of the shares, including the overallotment, after underwriting discounts and commissions and other offering expenses, were approximately $26.9 million. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our plans to continue the clinical development of laninamivir octanoate, including the ongoing Phase 2 IGLOO clinical trial and other Phase 1 trials;

●	our ability to achieve our goal of completing the ongoing IGLOO trial by the end of the influenza season in the Northern Hemisphere;

●	our intended use of net proceeds from the recent public offering of our common stock;

●	future charges that we may incur related to the suspension of our antibiotic program;

●	our future cost structure;

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

These statements reflect our current views with respect to future events and are based on assumptions and subject to key risks and uncertainties including, without limitation: BARDA, or we, not terminating or significantly amending our existing contract to develop laninamivir octanoate in the U.S.; GSK or Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; we, BARDA, the FDA or similar foreign regulatory agency, a data safety monitoring board, or an institutional review board, delaying, limiting, suspending or terminating the clinical development of laninamivir octanoate at any time due to a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the results of research activities related to our product candidates being unfavorable, delayed or terminated; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting further development of that product candidate; our capacity to successfully manage worldwide clinical trials on a timely basis; our ability to comply with extensive government regulations in various countries and regions that we expect to conduct clinical trials in that are applicable to our business; our ability to maintain and or recruit sufficient human resources, including executive management and key employees; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations who we rely on to assist us in the design, development and implementation of the clinical and preclinical development of our product candidates, including laninamivir octanoate; third-party contract research, data management and manufacturing organizations continuing to fulfill their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators to recruit and enroll a sufficient number of patients in our clinical trials on a timely basis; the ability of the principal investigators participating in the ongoing IGLOO trial to correctly diagnose patients with influenza A and B; the severity and seasonality of influenza in regions where we are conducting our clinical trial of laninamivir octanoate; our failure to obtain regulatory approval to advance the clinical development of or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringe on the intellectual property rights of others; the U.S. government defaulting on its funding obligations to BARDA; a prolonged shutdown of the U.S. government that delays or suspends the development of laninamivir octanoate, including approved cash payments to us; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; changes in general economic business or competitive conditions related to industry or product candidates; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” in Part II, Item 1A of this Quarterly Report).

There may be events in the future that we are unable to predict accurately, or over which we have no control. You should completely read this Form 10-Q and the documents that we reference herein and that have been filed or incorporated by reference as exhibits and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Biota is a registered trademark of Biota Holdings Limited, Relenza® is a trademark of GlaxoSmithKline plc, Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

The following is a discussion and analysis of the major factors contributing to results of operations for the three and six months ended December 31, 2013, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat serious and potentially life-threatening infectious diseases. We were incorporated in the state of Delaware in 1969, and our corporate headquarters are located in Alpharetta, Georgia.

We are currently focused on developing oral, small molecule compounds to treat a number of respiratory-related infections. Our most advanced clinical-stage program is laninamivir octanoate, a long-acting neuraminidase inhibitor we are developing for the treatment of influenza A and B. We are currently enrolling patients in a multi-national Phase 2 trial for laninamivir octanoate, which we refer to as “IGLOO.” We also have a Phase 2 compound named vapendavir, which is in clinical development for the treatment of human rhinovirus (“HRV”) infections in patients with asthma. In addition to these clinical stage development programs we are developing an orally bioavailable compounds for the treatment of respiratory syncytial (“RSV”) infections in children, the elderly, and immune-compromised patients.

We previously developed zanamivir, a neuraminidase inhibitor, which is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza® for the prevention and treatment of influenza A and B. GSK developed and markets Relenza® pursuant to a royalty-bearing research and license agreement we entered into with GSK in 1990. In 2003, we entered into a collaboration and license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), under which each party cross-licensed its intellectual property related to second-generation long acting neuraminidase inhibitors, including FLUNET and laninamivir octanoate. In 2009, we entered into a separate commercialization agreement with Daiichi Sankyo, which provided Daiichi Sankyo an exclusive license to laninamivir octanoate in Japan and entitled us to a royalty on net sales of laninamivir octanoate in Japan. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children and, in December 2013, it was approved for the prevention of influenza A and B in Japan. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. In 2009, we filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate in the United States. In 2011, we were awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the development of and submission for a new drug application of laninamivir octanoate for the treatment of influenza A and B infections in the United States. In June 2013, we initiated a Phase 2 clinical trial of laninamivir octanoate under this IND. In November 2013, we initiated two Phase 1 studies of laninamivir octanoate to assess safety and pharmacokinetics of laninamivir octanoate in adults with mild to moderate chronic asthma and a QT/QTc study designed to evaluate the effect of therapeutic and supra-therapeutic doses of laninamivir octanoate on cardiac ventricular repolarization. In December 2013, we announced that we have commenced dosing patients in the Northern Hemisphere portion of the ongoing Phase 2 IGLOO clinical trial for laninamivir octanoate.

Although several of our influenza product candidates have been successfully developed and commercialized by other larger pharmaceutical companies under collaboration, license or commercialization agreements with us, we have not independently developed or received regulatory approval for any product candidate, and we do not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues from any of our existing or future development-stage influenza or other product candidates that we are developing now, or may develop in the future. We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates.

Recent Corporate Developments

Public Offering – In January 2014, we reported that we had priced a public offering of 5,813,900 shares of our common stock at a purchase price of $4.30 per share. Later in January, we further reported that the underwriter had exercised its option to purchase 872,085 additional shares at the public offering price to cover over-allotments. The net proceeds to us from the sale of the shares, including the overallotment, after underwriting discounts and commissions and other offering expenses, were approximately $26.9 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes.

Laninamivir Octanoate – In November 2013, we reported that we commenced dosing patients in the Northern Hemisphere portion of its ongoing Phase 2, randomized, double blind, placebo controlled, parallel arm clinical trial of laninamivir octanoate. The trial, referred to as “IGLOO”, compares the safety and efficacy of 40 mg and 80 mg of laninamivir octanoate with placebo, all delivered by a TwinCaps® inhaler in adults with symptomatic influenza A or B infection. In February, 2014 we reported that we have enrolled over 60% of the 636 subjects targeted for the trial; however, the rate of PCR-confirmed influenza patients is trending lower than we originally planned. In the event the PCR-confirmed rate remains below planned levels, we believe it will become challenging to achieve our goal of completing the IGLOO trial by the end of the influenza season in the Northern Hemisphere.

In November 2013, we also reported that we had initiated two additional Phase 1 clinical trials of laninamivir octanoate; one to evaluate its safety and pharmacokinetics of in patients with chronic asthma and one being a QT/QTc study to evaluate effect of therapeutic and supra-therapeutic doses of laninamivir octanoate on the QT-interval in healthy volunteers. We have also initiated a Phase 1/2 clinical trial of laninamivir octanoate in pediatric patients, aged 5-17, infected with influenza. All three trials are ongoing.

In December, 2013, we reported that Daiichi Sankyo was granted regulatory approval in Japan to manufacture and market Inavir® Dry Powder Inhaler 20mg (generic name laninamivir octanoate) for the prevention of influenza A and B. Inavir® was successfully developed and launched by Daiichi Sankyo in Japan for the treatment of influenza A and B viruses in October, 2010.

Operations – In November 2013, our Board of Directors adopted a change in our operations whereby we suspended further investment in our preclinical antibiotic program and indicated we would seek collaborations, license agreements or other transactions to advance the development of this program and the associated intellectual property. We estimated at that time that we could incur up to $2.9 million in total costs associated with the related termination, exit or disposal activities, including up to $2.0 million in one-time termination benefits during the second and third quarters of our 2014 fiscal year.

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

We base our estimates and judgments on historical experience, current economic and industry conditions, and various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgment and estimates:

•	Use of Estimates
•	Revenue Recognition
•	Accrued Expenses
•	Share-Based Compensation

In March 2013, the FASB issued ASU No. 2013-05, and we do not anticipate the future adoption of ASU 2013-05 will have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended December 31, 2013 and December 31, 2012

Summary. We reported a net loss of $0.1 million for the three month period ended December 31, 2013, as compared to a net income of $4.6 million in the same period of 2012. The $4.7 million increase in net loss from 2012 to 2013 was primarily the result of a non-operating gain of $7.8 million recorded in 2012 as a result of the merger in November 2012, the receipt of a $4.4 million research and development credit that was not received in 2013, an increase of $4.3 million in cost of revenue expense, a decrease in foreign exchange gain of $0.5 million, and a $0.4 million decrease in interest income, offset in part by $8.1 million increase in revenue, a $0.4 million decrease in research and development expense, and a $4.0 million decrease in general and administrative expense. Basic and diluted net loss per share were $0.00 for the three month period ended December 31, 2013, as compared to a basic and diluted net income per share of $0.16 in the same period of 2012.

We generally expect to incur losses for the foreseeable future as we intend to continue to support the clinical development of laninamivir octanoate and the development of our programs.

Revenue. Revenue increased to $18.5 million for the three months ended December 31, 2013 from $10.4 million for the same period in 2012. The following table summarizes the key components of our revenue for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31 (in millions)
	2013	2012

Royalty revenues– Relenza®	$5.4	$1.0
– Inavir®	0.6	0.9
Revenue from services	12.4	8.1
Other	0.1	0.4
Total revenue	$18.5	$10.4

Royalty revenues increased due to higher sales of Relenza during the quarter. Revenue from services increased primarily due to increased service revenue under the BARDA contract from the ongoing Phase 2 and Phase 1clinical trials of laninamivir octanoate and related manufacturing activities. Other revenue decreased due to lower research activities related to grants.

Cost of Revenue. Cost of revenue increased to $11.4 million for the three months ended December 31, 2013 from $7.1 million for the same period in 2012. The following table summarizes the components of our cost of revenue for the three months ended December 31, 2013 and 2012.

	Three Months Ended December 31 (in millions)
	2013	2012

Direct preclinical, clinical and product development expense	$10.1	$5.8
Salaries, benefits and share-based compensation expense	1.2	1.2
Other expense	0.1	0.1
Total cost of revenue expense	$11.4	$7.1

Direct preclinical, clinical and product development expense increased in 2013 due to the ongoing Phase 2 and Phase 1 clinical trials for laninamivir octanoate, as well as related manufacturing activities under the BARDA contract.

Research and Development Expense. Research and development expense decreased to $4.2 million for the three months ended December 31, 2013 from $4.6 million for the same period in 2012. The following table summarizes the components of our research and development expense for the three months ended December 31, 2013 and 2012.

	Three Months Ended December 31 (in millions)
	2013	2012

Direct preclinical, clinical and product development expense	$0.5	$0.4
Salaries, benefits and share-based compensation expense	2.7	2.1
Other expense	0.4	1.1
Depreciation and facility related expense	0.6	1.0
Total research and development expense	$4.2	$4.6

Direct preclinical, clinical and product development expense increased in 2013 due to an increase in preclinical activities on our RSV program, offset in part by a reduction in clinical expenses associated with the completion of the Phase 2 clinical trial of vapendavir in 2012. Salaries, benefits and share-based compensation increased in 2013 due to a charge of $1.4 million that we recorded for severance obligations in November 2013, offset in part by lower recurring personnel costs as a result of the headcount reductions that occurred in April and November 2013. Other expenses decreased in 2013 due to a reduced number of research programs. Depreciation and facility related expenses decreased in 2013 due to lower depreciation and operating expenses for our research facility.

General and Administrative Expense. General and administrative expense decreased to $3.1 million for the three months ended December 31, 2013 from $7.1 million for the same period in 2012. The following table summarizes the components of our general and administrative expense for the three months ended December 31, 2013 and 2012.

	Three Months Ended December 31 (in millions)
	2013	2012

Salaries, benefits and share-based compensation expenses	$1.6	$2.3
Professional and legal fees expenses	0.5	0.3
Other expenses	1.0	1.1
Merger-related expenses	-	3.4
Total general and administrative expense	$3.1	$7.1

Salaries, benefits and share-based compensation expense decreased in 2013 due to a decrease in recurring personnel costs due to headcount reductions that occurred in April 2013. Professional and legal fees increased in 2013 primarily due to higher consulting and legal expenses related to corporate matters. Other expenses decreased in 2013 due to slightly lower office expenses.

Foreign Exchange Gain (Loss), net. Foreign exchange gain decreased in 2013 due to the higher amount of U.S. dollar cash holdings as compared to 2012, which reduced our exposure for foreign exchange changes.

Interest Income. Interest income decreased in 2013 due to lower available interest rates on a higher amount of U.S. dollar cash holdings in 2013 as compared to 2012.

Six Months Ended December 31, 2013 and December 31, 2012

Summary. For the six months ended December 31, 2013, we reported a net loss of $4.0 million, compared to a net loss of $2.6 million for the same period of 2012. The $1.4 million increase in net loss from 2012 to 2013 was primarily the result of a non-operating gain of $7.6 million recorded in 2012 as a result of the merger in November 2012, the receipt of a $4.4 million research and development credit in 2012 that was not received in 2013, an increase of $13.6 million in cost of revenue expense, a decrease in foreign exchange gain of $0.7 million, and a $0.9 million decrease in interest income, offset in part by $19.0 million increase in revenue, a $2.0 million decrease in research and development expense, a $4.8 million decrease in general and administrative expense. Basic and diluted net loss per share was $0.15 for the six month period ended December 31, 2013, as compared to a basic and diluted net loss per share of $0.09 in the same period of 2012.

Revenue. Revenue increased to $30.8 million for the six months ended December 31, 2013 from $11.8 million for the same period in 2012. The following table summarizes the key components of our revenue for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31 (in millions)
	2013	2012

Royalty revenue– Relenza®	$5.4	$1.0
– Inavir®	0.6	0.9
Revenue from services	24.6	9.4
Other	0.2	0.5
Total revenue	$30.8	$11.8

Royalty revenue increased due to higher sales of Relenza during the period as compared to last year. Revenue from services increased primarily due to increased service revenues under the BARDA contract from the ongoing Phase 2 and Phase 1clinical trials of laninamivir octanoate and related manufacturing. Other revenue decreased due to lower research activities as compared to last year related to grants.

Cost of Revenue. Cost of revenue increased to $22.2 million for the six months ended December 31, 2013 from $8.6 million for the same period in 2012. The following table summarizes the components of our cost of revenue for the six months ended December 31, 2013 and 2012.

	Six Months Ended December 31 (in millions)
	2013	2012

Direct preclinical, clinical and product development expense	$19.6	$6.3
Salaries, benefits and share-based compensation expense	2.4	2.1
Other expense	0.2	0.2
Total cost of revenue expens	$22.2	$8.6

Direct preclinical, clinical and product development expense increased primarily due to the ongoing phase 2 clinical trial and related manufacturing activities, as well as the Phase 1 clinical trials for laninamivir octanoate under the BARDA contract. Salaries, benefits and share-based compensation expense increased principally due to more research and development resources being deployed on the laninamivir octanoate clinical development program under the BARDA contract in 2013 than in 2012.

Research and Development Expense. Research and development expense decreased to $7.1 million for the six months ended December 31, 2013 from $9.1 million for the same period in 2012. The following table summarizes the components of our research and development expense for the six months ended December 31, 2013 and 2012.

	Six Months Ended December 31 (in millions)
	2013	2012

Direct preclinical, clinical and product development expense	$0.9	$1.1
Salaries, benefits and share-based compensation expense	4.1	4.3
Other expense	0.7	1.9
Depreciation and facility related expense	1.4	1.8
Total research and development expense	$7.1	$9.1

Direct preclinical, clinical and product development expense decreased in 2013 due to lower direct clinical trial expenses associated with the completion of the Phase 2 clinical trial of vapendavir in 2012, offset in part by preclinical activities on our RSV program. Salaries, benefits and share-based compensation decreased in 2013 due to lower recurring personnel costs as a result of the headcount reductions that occurred in April and November 2013, offset in part by a charge of $1.4 million that we recorded for severance obligations in November 2013. Other expenses decreased in 2013 due to a reduced number of research programs. Depreciation and facility related expenses decreased in 2013 due to lower depreciation and operating expenses for our research facility.

General and Administrative Expense. General and administrative expense decreased to $5.5 million for the six months ended December 31, 2013 from $10.3 million for the same period in 2012. The following table summarizes the components of our general and administrative expense for the six months ended December 31, 2013 and 2012.

	Six Months Ended December 31 (in millions)
	2013	2012

Salaries, benefits and share-based compensation expenses	$2.9	$3.5
Professional and legal fees expenses	0.9	0.3
Other expenses	1.7	1.9
Merger related expenses	-	4.6
Total general and administrative expense	$5.5	$10.3

Salaries, benefits and share-based compensation decreased in 2013 due to a decrease in recurring personnel costs due to headcount reductions in workforce that occurred in April 2013. Professional and legal fees increased in 2013 primarily due to higher professional and legal expenses related to corporate matters. Other expenses decreased in 2013 due to slightly lower general office expenses.

Foreign Exchange (Loss), net. Foreign exchange loss increased in 2013 due to the decrease in value of the Australian dollar as compared to the U.S. dollar during the six month period and the related recording of the translation of foreign currency balances in our subsidiaries that have a different functional currency than our reporting currency.

Interest Income. Interest income decreased in 2013 due to lower available interest rates on our U.S. cash holdings in 2013 as compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2013, cash and cash equivalents decreased by $15.4 million, from $66.8 million to $51.4 million. This decrease was primarily the result of cash used for operating activities during the period.

Net cash used in operating activities was $14.6 million for the six months ended December 31, 2013, which reflected our net loss for the period of $4.0 million, plus an increase in net operating assets of $15.5 million, offset in part by a net increase in operating liabilities of $3.0 million and non-cash charges for share-based compensation and depreciation and amortization of $1.9 million. Our net loss resulted largely from our funding of research and development activities including basic research, conducting clinical trials and preclinical studies, manufacturing and formulation activities, and incurring ongoing general and administrative expenses, offset in part by royalty revenue, contract service revenue and interest income. The net change in operating assets and liabilities of $12.5 million reflects a $16.7 million increase in accounts receivable due to increased royalty revenue and revenue from services, a decrease of $1.0 million in accrued severance obligations related to the merger and a decrease of $0.2 million in deferred revenue, offset in part by a $4.2 million increase in accounts payable and other accrued expenses and a $1.2 million decrease in prepaid expenses.

Net cash used in investing activities during the six months ended December 31, 2013 was $0.1 million for purchases of property and equipment.

At December 31, 2013, our cash and cash equivalents totaled $51.4 million. Our cash and cash equivalents are currently held in the form of short-term cash deposits with large U.S., Australian and U.K. banks.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

●	whether we continue to receive sufficient revenue and the timing of the those payments under our contract with BARDA to advance the development of laninamivir octanoate in the U.S.;

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials:

●	the variability, timing and costs associated with conducting preclinical studies, and the results of those studies;

●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, or at all;

●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

●	the scope and size of our research and development efforts;

●

our pursuit, timing and the terms of any in-licensing, acquisition, co-development, and other similar collaborative clinical-stage development opportunities we may pursue in the future to better balance our pipeline;

●	the size and cost of the general and administrative functions we may need to manage our operations, including the infrastructure to support being a publicly-traded company; and

●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development and preclinical development of our product candidates, we believe that our existing cash, cash equivalents of $51.4 million as of December 31, 2013, along with the anticipated proceeds from existing royalty-bearing licenses, our reimbursement contract with BARDA, the public offering completed in January 2014 and other existing license and collaboration agreements will enable us to operate for a period of at least 12 months from December 31, 2013.

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

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider each of the following risks, together with other information in this Quarterly Report, in evaluating our business, financial condition and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business and prospects. If any of the following risks actually occur, our business, financial condition, our ability to raise additional capital in the future could be materially harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment in us. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013 and our Quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013, including our financial statements and the notes to those statements.

If the principal investigators in our ongoing or planned clinical studies of laninamivir octanoate, including our ongoing Phase 2 IGLOO trial, are less accurate than we estimated at the outset of a trial in diagnosing whether a subject has influenza A or B when they are enrolled in a trial, we may have to enroll more subjects in that trial than planned in order to obtain a sufficient number of patients that are confirmed to have influenza A and B, which could materially extend the duration or increase the cost of the trial, and harm our business prospects.

Influenza symptoms are in many cases similar to those of the common cold or other types of respiratory infections. Where the purpose of a clinical trial includes evaluating the potential effectiveness or activity of laninamivir octanoate in patients that are infected with influenza A and B, such trials will generally be designed so that subjects are enrolled into the trial by our principal investigators based on their diagnosis of the subject’s medical symptoms at the time of enrollment. In order to verify this diagnosis, we conduct a polymerase chain reaction (“PCR”) test on each subject to confirm whether the subject tests positive for influenza A or B (“PCR positive”), the results of which do not become available to us for approximately two or three weeks after the subject is enrolled. If the subject ultimately is not PCR positive for influenza A or B, the data from that subject will not be included in the evaluation of the potential effectiveness or activity of laninamivir octanoate in that trial, but will be included in its safety and tolerability assessment. If the percentage, or rate, of subjects that are PCR positive in such a trial is less than what we estimated in the design and outset of the trial, we may have to enroll additional patients in the trial to achieve the number of PCR positive patients we intended to enroll in the trial.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: February 10, 2014	By:	/s/ Russell H Plumb
Russell H Plumb
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ Peter Azzarello
Peter Azzarello
Vice President of Finance and Chief Accounting Officer

EXHIBIT INDEX

		Filed	Incorporation by Reference
with this
Exhibit Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

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