Form 10-Q
period 2014-03-31
Biota Pharmaceuticals, Inc.
filed 2014-05-12
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at May 12, 2014 was 35,095,161 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

(Unaudited)

	March 31, 2014	June 30, 2013

ASSETS
Current assets
Cash and cash equivalents	$80.1	$66.8
Accounts receivable	36.5	11.0
Prepaid and other current assets	0.9	2.2
Total current assets	117.5	80.0
Non-current assets:
Property and equipment, net	2.8	3.7
Intangible assets, net	0.2	0.6
Total non-current assets	3.0	4.3
Total assets	$120.5	$84.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7.3	$4.4
Accrued expenses	16.1	8.4
Accrued severance obligations	0.9	3.0
Deferred revenue	-	0.3
Total current liabilities	24.3	16.1
Non-current liabilities:
Other liabilities, net of current portion	0.2	0.2
Total liabilities	24.5	16.3
Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized 35,095,161 and 28,352,326 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	3.5	2.8
Additional paid-in capital	146.2	118.7
Accumulated other comprehensive income	25.9	25.3
Accumulated deficit	(79.6)	(78.8)
Total stockholders’ equity	96.0	68.0
Total liabilities and stockholders’ equity	$120.5	$84.3

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Royalty revenue and milestones	$8.1	$7.7	$14.1	$9.6
Revenue from services	21.4	4.8	46.1	14.5
Other	-	-	0.1	0.2
Total revenue	29.5	12.5	60.3	24.3

Operating expense:
Cost of revenue	19.3	4.1	41.4	12.7
Research and development	4.1	4.5	11.3	13.6
General and administrative	2.5	3.4	8.0	13.7
Foreign exchange (gain) loss	0.4	0.5	0.6	(0.1)
Total operating expense	26.3	12.5	61.3	40.0
Income (loss) from operations	3.2	(0.0)	(1.0)	(15.7)

Non-operating income:
Gain recorded on merger	-	-	-	7.6
Research and development credit	-	-	-	4.4
Interest income	-	0.2	0.1	1.1
Total non-operating income	-	0.2	0.1	13.2

Income (loss) before tax	3.2	0.2	(0.9)	(2.5)
Income tax benefit	-	-	0.1	0.1
Net income (loss)	$3.2	$0.2	$(0.8)	$(2.4)

Basic income (loss) per share	$0.09	$0.01	$(0.03)	$(0.09)
Diluted income (loss) per share	$0.09	$0.01	$(0.03)	$(0.09)

Basic weighted-average shares outstanding	33,890,470	28,162,295	30,127,156	28,145,541
Diluted weighted-average shares outstanding	34,260,715	28,182,697	30,127,156	28,145,541

Comprehensive (loss) income:
Net income (loss)	$3.2	$0.2	$(0.8)	$(2.4)
Exchange differences on translation of foreign operations, net of tax	1.3	0.5	0.6	1.5
Total comprehensive income (loss)	$4.5	$0.7	$(0.2)	$(0.9)

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in millions, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
			Additional				Other	Total
			Paid-in			Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity

Balances at June 30, 2013	28,352,326	$2.8	$118.7	-	$-	$(78.8)	$25.3	$68.0
Exchange differences on translation of foreign operations	-	-	-	-	-	-	0.6	0.6
Net loss	-	-	-	-	-	(0.8)	-	(0.8)
Common stock issued	6,685,985	0.7	26.1	-	-	-	-	26.8
Restricted stock units issued, net	56,850	-	0.2	-	-	-	-	0.2
Share-based compensation	-	-	1.2	-	-	-	-	1.2
Balances at March 31, 2014	35,095,161	$3.5	$146.2	-	$-	$(79.6)	$25.9	$96.0

See accompanying notes to the financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in millions)

	Nine Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(0.8)	$(2.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.4	2.4
Share-based compensation	1.4	2.3
Deferred income taxes	-	0.4
Gain recorded on merger	-	(7.6)

Change in operating assets and liabilities (net of liabilities acquired):
Accounts receivables	(25.3)	(8.7)
Prepaid expenses and other current assets	1.3	(0.4)
Deferred revenue	(0.2)	0.2
Accounts payable and accrued expenses	10.5	(1.6)
Accrued severance obligations	(2.2)	(1.0)

Net cash used in operating activities	(13.9)	(16.4)

Cash flows from investing activities:
Cash acquired on merger	-	32.7
Purchases of property and equipment	(0.2)	(0.5)

Net cash used in investing activities	(0.2)	32.2

Cash flows from financing activities:
Issuance of common stock	26.8	-

Net cash received from financing activities	26.8	-

Increase (decrease) in cash and cash equivalents	12.7	15.8
Cash and cash equivalent at beginning of period	66.8	53.8
Effects of exchange rate movements on cash and cash equivalents	0.6	0.7

Cash and cash equivalents at end of period	$80.1	$70.3

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

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

The Company is currently focused on developing oral, small molecule compounds to treat a number of respiratory-related infections. The most advanced clinical-stage program is laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”) that the Company is developing for the treatment of influenza A and B. The Company recently completed enrolling patients in a multi-national Phase 2 trial for laninamivir octanoate, which the Company refers to as (“IGLOO”). The Company also has a Phase 2 compound, vapendavir, which is in clinical development for the treatment of human rhinovirus (“HRV”) infections in patients with asthma. In addition to these clinical-stage development programs, the Company is also developing orally bioavailable compounds for the treatment of respiratory syncytial virus (“RSV”) infections in children, the elderly and immune-compromised patients.

The Company previously developed zanamivir, a NI that is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza® for the prevention and treatment of influenza A and B. GSK developed and markets Relenza® pursuant to a royalty-bearing research and license agreement with the Company entered into in 1990. In 2003, the Company entered into a collaboration and license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), under which each party cross-licensed its intellectual property related to second-generation long acting NI’s, including FLUNET and laninamivir octanoate. In 2009, the Company entered into a separate commercialization agreement with Daiichi Sankyo, which provided Daiichi Sankyo an exclusive license to commercialize laninamivir octanoate in Japan and entitled the Company to a royalty on net sales of laninamivir octanoate in Japan. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children and, in December 2013, it was also approved for the prevention of influenza A and B in Japan. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. In 2009, the Company filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate in the United States. In 2011, the Company was awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the development of and submission for a New Drug Application (“NDA”) of laninamivir octanoate for the treatment of influenza A and B infections in the United States.

On May 7, 2014 the U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (“ASPR”) and BARDA notified the Company of its decision to terminate the contract for the development of laninamivir octanoate for the convenience of the U.S. government. The decision to terminate for convenience was the result of a recently concluded In-Process Review (“IPR”).

Although several of the Company’s influenza product candidates have been successfully developed and commercialized by other larger pharmaceutical companies under collaboration, license or commercialization agreements with the Company to-date, the Company has not independently developed or received regulatory approval for any product candidate and the Company does not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues from its existing or future development-stage influenza or other product candidates that it is developing now, or may develop in the future. The Company expects to incur annual losses for the foreseeable future as it intends to support the clinical and preclinical development of its product candidates.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

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

The unaudited interim consolidated financial statements include all of the Company’s wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. Prior year balances have been conformed to current financial presentation.

Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the annual results that may be expected for the entire fiscal year ending June 30, 2014. The year-end condensed consolidated balance sheet data included herein were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 27, 2013.

Prior year balances have been conformed to current financial presentation to show foreign exchange gain/loss as a separate operating expense. The gain recorded on merger in the consolidated statement of operations for the nine months ended March 31, 2013 includes a retroactive measurement period adjustment net loss of $0.2 million that was recorded in the second quarter of fiscal 2014, as prescribed in ASC 805.

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

(3)	Net income (loss) per share

Basic and diluted loss per share has been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and unvested restricted stock units) are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. The Company has excluded all anti-dilutive share-based awards to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

The following table sets forth the computation of historical basic and diluted net loss per share.

	Three Months Ended March 31,
	2014	2013

Net income (in millions)	$3.2	$0.2
Weighted-average shares outstanding	33,890,470	28,162,295
Dilutive effect of restricted stock and stock options	370,245	20,402
Shares used to compute diluted earnings per share	34,260,715	28,182,697
Basic income per share	$0.09	$0.01
Diluted income per share	$0.09	$0.01
Number of anti-dilutive share-based awards excluded from computation	970,645	1,423,529

	Nine Months Ended March 31,
	2014	2013

Net loss (in millions)	$(0.8)	$(2.4)
Weighted-average shares outstanding	30,127,156	28,145,541
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	30,127,156	28,145,541
Basic and diluted loss per share	$(0.03)	$(0.09)
Number of anti-dilutive share-based awards excluded from computation	2,305,235	1,423,529

(4)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GSK in 1990 for the development and commercialization of zanamivir, a NI currently marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. Beginning in late 2014, patents related to Relenza® are scheduled to expire in certain countries, including the United States, and are scheduled to fully expire in 2019.

The Company entered into collaboration and license agreement with Daiichi Sankyo in 2003 related to the development of second generation, long-acting NI’s, including laninamivir octanoate. Under the collaboration and license agreement, the Company and Daiichi Sankyo cross-licensed the right to develop, make, use, sell or offer for sale, or import products based on the parties respective intellectual property related to their long acting NI’s. The initial primary focus of the agreement was for the parties to collectively seek third-party licensees that could develop and commercialize the related long-acting NI’s on a worldwide basis. In the event that the related intellectual property was out-licensed to a third party, the Company and Daiichi Sankyo agreed to share equally in any future royalties, license fees, milestones or other payments received from such a licensee. Further, although it was the intention of the parties to seek a third-party licensee or licensees worldwide, the parties retained the right to market or co-market related products in the U.S. and other markets outside of Japan, and any sales made by either party in the U.S. would result in the selling party paying the other party a royalty rate that was half of the royalty rate paid by any other third-party licensee. To date, there have been no third-party licenses granted pursuant to this agreement, and therefore, a royalty rate on net sales outside of Japan has not been established under the 2003 agreement.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

In March 2009, the Company entered into a commercialization agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo obtained exclusive marketing rights in Japan for the long-acting NI’s, including laninamivir octanoate, covered by the 2003 collaboration and license agreement between the parties. In consideration for these rights, Daiichi Sankyo agreed to pay the Company a royalty rate equal to 4% or potentially higher in certain circumstances, on net sales in Japan. In September 2010, laninamivir octanoate (Inavir®) was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children. In December 2013, Daiichi Sankyo was also granted regulatory approval in Japan to manufacture and market Inavir® for the prevention of influenza A and B. Accordingly, under this agreement the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn additional sales milestone payments. Patents on laninamivir octanoate in Japan generally expire in 2024.

Collaborative and contract arrangements

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of laninamivir octanoate on a cost-plus-fixed-fee basis, the total of which is not to exceed $231.2 million. BARDA is part of ASPR within the HHS. The BARDA contract was intended to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a NDA with the FDA for laninamivir octanoate. On May 7, 2014, the Company was notified by ASPR/BARDA of its decision to terminate the contract for the development of laninamivir octanoate for the convenience of the U.S. government. The decision to terminate for convenience was the result of a recently concluded IPR. The performance period of the BARDA contract commenced on March 31, 2011 and will end twelve months from the date of termination on May 7, 2014, unless otherwise extended for final termination costs.

The Company is considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of laninamivir octanoate. Therefore, revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations.

The termination of the BARDA contract could result in expenses or charges we incur not being reimbursed by BARDA, or otherwise adversely affect the Company’s financial condition and/or results of operations.

The following tables summarize the key components of the Company’s revenues from Licenses, Royalty Collaborative and Contractual Arrangements (in millions):

	Three Months Ended March 31
	(in millions)
	2014	2013

Royalty revenue – Relenza®	$4.2	$1.7
– Inavir®	3.9	3.2
Revenue from services	21.4	4.8
Milestones and other revenue	-	2.8
Total revenue	$29.5	$12.5

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

	Nine Months Ended March 31
	(in millions)
	2014	2013

Royalty revenue– Relenza®	$9.7	$2.7
– Inavir®	4.4	4.1
Revenue from services	46.1	14.5
Milestones and other revenue	0.1	3.0
Total revenue	$60.3	$24.3

(5)	Share-based Compensation

For the three months ended March 31, 2014 and 2013, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.5 million and $0.4 million, respectively, or $0.02 and $0.01 basic and fully diluted per share. For the nine months ended March 31, 2014 and 2013, the Company recorded share-based compensation expense of $1.4 million and $2.3 million, respectively, or $0.05 and $0.03 basic and fully diluted per share. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and nine months ended March 31, 2014 and 2013.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted-average risk-free interest rate	1.60	—%	1.50%	0.65%
Dividend yield	—	—	—	—
Expected weighted-average volatility	.78	—	.78	.84
Expected weighted-average life of options (years)	6.0	—	6.0	5.0
Weighted-average fair value of options granted	$4.22	$—	$3.12	$2.72

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

		Weighted Average	Weighted-Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	$(0000)

Balance at June 30, 2013	1,658,529	$13.57
Granted (1)	667,975	4.36
Exercised	—	—
Forfeited or expired	(21,269)	36.18
Balance at March 31, 2014	2,305,235	$10.69	6.97	$3.6

(1) Includes performance-based options of 432,975, subject to specific performance conditions.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

Performance-based stock options granted during the nine month period ending March 31, 2014 were 432,975 with an average exercise price of $4.15, resulting in total unrecognized share-based compensation expense of $1.0 million. Vesting is contingent upon meeting specific performance goals related to the development of laninamivir octanoate. As of March 31, 2014, no share-based compensation expense related to these performance-based options has been recognized as it is not probable that the performance condition will be achieved. The Company will evaluate the probability of achieving these performance goals quarterly, and if the Company determines that it is probable that a performance goal will occur, the effect of the change in estimate will be accounted in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. As of March 31, 2014, all performance-based options are unvested and expire six-years from the grant date, or will be forfeited if the performance goals are not achieved.

The total intrinsic value of stock options exercised during the six month period ended March 31, 2014 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

The following tables summarize information relating to outstanding and exercisable options as of March 31, 2014:

			March 31, 2014
			Outstanding
				Weighted Average		Exercisable
			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Exercise Price
				(In Years)
$3.14	—	4.05	245,000	9.08	$3.92	—	—
	$4.07		931,590	8.62	4.07	310,531	4.07
$4.13	—	4.24	579,475	6.80	4.16	—	—
$4.65	—	99.94	549,170	3.39	31.84	483,920	35.29
			2,305,235	6.97	$10.69	794,451	23.09

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

Restricted Stock Awards. A summary of the Company’s outstanding restricted stock activity for the nine months ended March 31, 2014 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding at June 30, 2013	—	$—
Granted	54,000	4.10
Released	(45,250)	4.13
Forfeited	—	—
Outstanding at March 31, 2014	8,750	$3.93

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

The following table summarizes the Company’s MSU activity for the nine months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2013	—	$—
Granted	108,183	$7.74
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2014	108,183	$7.74

We value grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 20 day average closing stock price on the grant date, expected volatility of the Company’s stock price, risk-free rates of return and expected dividend yield. The assumptions used in the Company’s valuation of the MSU’s are summarized as follows:

	For the Nine Month Period Ended March 31,
	2014	2013
Expected dividend yield	0.00%	—
Expected stock price volatility	0.86	—
Risk-free interest rate	0.64%	—
20 day trading average stock price on grant date	$4.00	—
Weighted-average per share grant date fair value	$7.74	—

As of March 31, 2014 there was $3.6 million of unrecognized share-based compensation expense related to all unvested awards (stock options, restricted stock and MSU’s), not discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of two years.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(for the quarterly period ended March 31, 2014)

(6)	Public Offering

Public Offering. In January 2014, the Company closed a public offering in which it sold approximately 6.7 million shares of its common stock, at a purchase price of $4.30 per share. The net proceeds to the Company from the sale of the shares after underwriting discounts and commissions and other offering expenses, were approximately $26.8 million.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about our business. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our plans surrounding the future clinical development of laninamivir octanoate;

●	un-reimbursable expenses we may incur as a result of the Stop-Work Order and termination of the BARDA contract for the development of laninamivir;

●	the nature and extent of a final termination settlement with BARDA as result of the termination of the BARDA contract for the development of laninamivir octanoate;

●	the time in which we can finalize and report the top-line data from the IGLOO trial;

●	our intended use of net proceeds from the recent public offering of our common stock;

●	our future cost structure and operating results;

●

our anticipation that we will generally incur annual net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;

●	our future financing requirements, the factors that may influence the timing and amount of these requirements, and our ability to fund them;

●

the number of months that our current cash, cash equivalents and anticipated future proceeds from existing royalty-bearing licenses, our recently terminated contract with BARDA, and other existing license and collaboration agreements will allow us to operate; and

●

our plan to continue to finance our operations with our existing cash, cash equivalents and proceeds from existing or potential future royalty-bearing licenses or collaborative research and development arrangements, or through future equity and/or debt financings or other financing vehicles.

These statements reflect our current views with respect to future events and are based on assumptions and are subject to key risks and uncertainties including, without limitation: BARDA fulfilling and honoring its contractual commitments with the company based on the termination of our contract, our ability to successfully negotiate a fair final termination settlement with BARDA as a result of the termination of the contract to develop laninamivir octanoate in the U.S; GSK or Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; we, the FDA or similar foreign regulatory agency, a data safety monitoring board, or an institutional review board, delaying, limiting, suspending or terminating the clinical development of laninamivir octanoate at any time due to a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the results of research activities related to our product candidates being unfavorable, delayed or terminated; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting further development of that product candidate; our capacity to successfully manage worldwide clinical trials on a timely basis; our ability to comply with extensive government regulations in various countries and regions where we expect to conduct clinical trials that are applicable to our business; our ability to maintain and or recruit sufficient human resources, including executive management and key employees; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations who we rely on to assist us in the design, development and implementation of the clinical and preclinical development of our product candidates, including laninamivir octanoate; third-party contract research, data management and manufacturing organizations continuing to fulfill their contractual obligations or otherwise performing satisfactorily in the future; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators to recruit and enroll a sufficient number of patients in our clinical trials on a timely basis; our failure to obtain regulatory approval to advance the clinical development of or to market our product candidates; our ability to protect and maintain our proprietary intellectual property rights from unauthorized use by others or not infringe on the intellectual property rights of others; the U.S. government defaulting on its funding obligations to BARDA; a prolonged shutdown of the U.S. government that delays or suspends approved cash payments to us; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; changes in general economic business or competitive conditions related to industry or product candidates; and other statements contained elsewhere in this Quarterly Report on Form 10-Q (including the “Risk Factors” in Part II, Item 1A of this Quarterly Report).

There may be events in the future that we are unable to predict accurately, or over which we have no control. You should completely read this Form 10-Q and the documents that we reference herein and that have been filed or incorporated by reference as exhibits and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have an obligation under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Biota is a registered trademark of Biota Pharmaceutical, Inc., Relenza® is a trademark of GlaxoSmithKline plc, Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and nine month periods ended March 31, 2014, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are a biopharmaceutical company focused on the discovery and development of innovative anti-infective products to prevent and treat serious and potentially life-threatening infectious diseases. We were incorporated in the state of Delaware in 1969, and our corporate headquarters are located in Alpharetta, Georgia.

We are currently focused on developing oral, small molecule compounds to treat a number of respiratory-related infections. Our most advanced clinical-stage program is laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”) we are developing for the treatment of influenza A and B. We recently completed enrolling patients in a multi-national Phase 2 trial for laninamivir octanoate, which we refer to as “IGLOO.” We also have a Phase 2 compound named vapendavir, which is in clinical development for the treatment of human rhinovirus (“HRV”) infections in patients with asthma. In addition to these clinical stage development programs, we are developing an orally bioavailable compounds for the treatment of respiratory syncytial (“RSV”) infections in children, the elderly, and immune-compromised patients.

We previously developed zanamivir, a NI that is marketed worldwide by GlaxoSmithKline (“GSK”) as Relenza® for the prevention and treatment of influenza A and B. GSK developed and markets Relenza® pursuant to a royalty-bearing research and license agreement we entered into with GSK in 1990. In 2003, we entered into a collaboration and license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), under which each party cross-licensed its intellectual property related to second-generation, long-acting NI’s, including FLUNET and laninamivir octanoate. In 2009, we entered into a separate commercialization agreement with Daiichi Sankyo, which provided Daiichi Sankyo an exclusive license to commercialize laninamivir octanoate in Japan and entitled us to a royalty on net sales of laninamivir octanoate in Japan. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children and, in December 2013, it was also approved for the prevention of influenza A and B in Japan. Laninamivir octanoate is marketed in Japan by Daiichi Sankyo as Inavir®. In 2009, we filed an Investigational New Drug application (“IND”) with the United States Food and Drug Administration (“FDA”) to develop laninamivir octanoate in the United States. In 2011, we were awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the development of and submission for a New Drug Application (“NDA”) of laninamivir octanoate for the treatment of influenza A and B infections in the United States.

On May 7, 2014 the U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (“ASPR”) and BARDA notified the Company of its decision to terminate the contract for the development of laninamivir octanoate for the convenience of the U.S. government. The decision to terminate for convenience was the result of a recently concluded In-Process Review (“IPR”).

Although several of our influenza product candidates have been successfully developed and commercialized by other larger pharmaceutical companies under collaboration, license or commercialization agreements with us to-date, we have not independently developed or received regulatory approval for any product candidate, and we do not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues from any of our existing or future development-stage influenza or other product candidates that we are developing now, or may develop in the future. We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates. Also, due to the recent termination of our contract with BARDA, we anticipate that our revenue from service and cost of revenue will decline substantially in the future as compared to current levels.

Recent Corporate Developments

Laninamivir Octanoate/BARDA - On April 29, 2014, we announced that we had been notified by the U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (ASPR) and BARDA that pending a decision regarding the outcome of a recently completed In Process Review (IPR) of our contract for the development of laninamivir octanoate, ASPR/BARDA had issued a Stop-Work Order notifying us to discontinue work on a number of activities under its contract. In the interim, we have indicated we would comply with the order and focus our efforts on critical path activities not covered by the order, namely completing the conduct of and finalizing the data from our Phase 2 IGLOO trial. We also announced that we anticipated that top-line data from the IGLOO trial would be available in the third quarter of 2014.

On May 8, 2014, we announced that HHS, ASPR and BARDA had notified us of their decision to terminate the contract for the development of laninamivir octanoate for the convenience of the U.S. government. The decision to terminate for convenience was the result of a recently concluded IPR of our contract for the development of laninamivir octanoate. We also announced that we intend to immediately begin negotiating a final termination settlement with ASPR/BARDA with respect to the termination of the contract. Subsequent to receiving the written notice of termination, we were verbally informed by ASPR/BARDA that the reasons for the U.S. government deciding to terminate our contract for convenience were not performance-related, but included: the challenging clinical development path and related costs to continue the development of laninamivir octanoate; the emergence of resistance to laninamivir octanoate in H7N9 virus strains; and the suitability of using laninamivir to treat critically ill, hospitalized influenza patients.

Public Offering – In January 2014, we reported that we had priced a public offering of 5,813,900 shares of our common stock at a purchase price of $4.30 per share. Later in January, we further reported that the underwriter had exercised its option to purchase 872,085 additional shares at the public offering price to cover over-allotments. The net proceeds to us from the sale of the shares, including the overallotment, after underwriting discounts and commissions and other offering expenses, were approximately $26.8 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes.

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

In March 2013, the FASB issued ASU No. 2013-05. We do not anticipate that its future adoption will have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2014 and March 31, 2013

Summary. We reported net income of $3.2 million for the three month period ended March 31, 2014, as compared to net income of $0.2 million in the same period of 2013. The $3.0 million increase in net income in 2014 was primarily the result of a $17.0 million increase in revenue related to both higher revenue from services and from royalties, and lower research and development expense, general and administrative expense and foreign currency loss of $0.4 million, $0.9 million, and $0.1 million respectively, offset in part by a $15.2 million increase in the cost of revenue and lower interest income of $0.2 million. Basic and diluted net loss per share were $0.09 for the three month period ended March 31, 2014, as compared to a basic and diluted net income per share of $0.01 in the same period of 2013.

We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates. Also, due to the recent termination of our contract with BARDA, we anticipate that our revenue from service and cost of revenue will decline substantially in the future as compared to current levels.

Revenue. Revenue increased to $29.5 million for the three months ended March 31, 2014 from $12.5 million for the same period in 2013. The following table summarizes the key components of our revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	(in millions)
	2014	2013

Royalty revenues – Relenza®	$4.2	$1.7
– Inavir®	3.9	3.2
Revenue from services	21.4	4.8
Milestones and other revenue	-	3.0
Total revenue	$29.5	$12.5

Royalty revenues increased due to higher net sales of Relenza® and Inavir® during the quarter. Revenue from services increased primarily due to the ongoing clinical trials and product development and manufacturing activities related to advancing laninamivir octanoate under our BARDA contract. Milestone and other revenue decreased primarily due to a $2.9 million commercial milestone earned in 2013 for Inavir®.

Cost of Revenue. Cost of revenue increased to $19.3 million for the three months ended March 31, 2014 from $4.1 million for the same period in 2013. The following table summarizes the key components of our cost of revenue for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expense	$18.1	$2.6
Salaries, benefits and share-based compensation expense	1.1	1.3
Other expense	0.1	0.2
Total cost of revenue	$19.3	$4.1

Direct preclinical, clinical and product development expense increased due to significantly more activities in 2014 related to ongoing clinical trials and product development and manufacturing related to advancing laninamivir octanoate under our BARDA contract. Salaries, benefits and share-based compensation expense decreased due to a higher allocation of personnel to other projects within research and development as compared to the same period last year. Other expense decreased to fewer other expenses related to the laninamivir octanoate program under the BARDA contract.

Research and Development Expense. Research and development expense decreased to $4.1 million for the three months ended March 31, 2014 from $4.5 million in the same period in 2013. The following table summarizes the key components of our research and development expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expense	$1.2	$1.0
Salaries, benefits and share-based compensation expense	1.5	1.8
Other expense	0.7	0.8
Depreciation and facility related expense	0.7	0.8
Total research and development expense	$4.1	$4.5

Direct preclinical, clinical and product development expense increased due to more clinical and manufacturing activities undertaken with respect to our vapendavir program, as well as recurring preclinical development activities for our RSV program. Salaries, benefits and share-based compensation decreased due to fewer personnel as a result of staff reductions that occurred in April and November 2013. Other expenses decreased due to a reduced number of research programs. Depreciation and facility related expenses decreased due to lower depreciation and operating expenses for our research facility.

General and Administrative Expense. General and administrative expense decreased to $2.5 million for the three months ended March 31, 2014 from $3.4 million for the same period in 2013. The following table summarizes the key components of our general and administrative expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31
	(in millions)
	2014	2013

Salaries, benefits and share-based compensation expenses	$1.4	$1.8
Professional and legal fees expenses	0.4	0.3
Other expenses	0.7	1.3
Total general and administrative expense	$2.5	$3.4

Salaries, benefits and share-based compensation expense decreased due to fewer personnel as a result of staff reductions that occurred in April and November 2013. Professional and legal fees increased primarily due to higher legal expenses related to corporate matters. Other expenses decreased due to lower administrative expenses.

Foreign Exchange Loss, net. Foreign exchange loss decreased by $0.1 million in 2014 due to lower volatility in foreign currencies as compared to last year and the related recording of the translation of foreign currency balances in our subsidiaries that have a different functional currency than our reporting currency.

Interest Income. Interest income decreased in 2014 due to lower available interest rates on a higher balance of U.S. dollar cash holdings in 2014 as compared to last year.

Nine Months Ended March 31, 2014 and March 31, 2013

Summary. We reported a net loss of $0.8 million for the nine month period ended March 31, 2014, as compared to a net loss of $2.4 million in the same period of 2013. The $1.6 million decrease in net loss in 2014 was primarily the result of a $36.0 million increase in revenue related to both higher revenues from services and from royalties, and lower research and development expense and general and administrative expense of $2.3 million and $5.7 million, respectively, offset in part by a $28.7 million increase in the cost of revenue, a decrease in non-recurring other income of $12.0 million recorded in 2013 related to a gain on merger and a research and development tax credit, lower interest income of $1.0 million, and an increase in foreign exchange loss of $0.7 million. Basic and diluted net loss per share were $(0.03) for the nine month period ended March 31, 2014, as compared to a basic and diluted net income per share of $(0.09) in the same period of 2013.

Revenue. Revenue increased to $60.3 million for the nine months ended March 31, 2014 from $24.3 million for the same period in 2013. The following table summarizes the key components of our revenue for the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31
	(in millions)
	2014	2013

Royalty revenue – Relenza®	$9.7	$2.7
– Inavir®	4.4	4.1
Revenue from services	46.1	14.5
Milestones and other revenue	0.1	3.0
Total revenue	$60.3	$24.3

Royalty revenue increased due to higher net sales of Relenza® and Inavir® during 2014 as compared to last year. Revenue from services increased primarily due to the ongoing clinical trials of and product development and manufacturing activities related to advancing laninamivir octanoate under our BARDA contract. Milestone and other revenue decreased primarily due to a $2.9 million commercial milestone earned in 2013 for Inavir®.

Cost of Revenue. Cost of revenue increased to $41.4 million for the nine months ended March 31, 2014 from $12.7 million for the same period in 2013. The following table summarizes the key components of our cost of revenue for the nine months ended March 31, 2014 and 2013.

	Nine Months Ended March 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expense	$37.5	$8.5
Salaries, benefits and share-based compensation expense	3.5	3.5
Other expense	0.4	0.7
Total cost of revenue expense	$41.4	$12.7

Direct preclinical, clinical and product development expense increased due to significantly more activities in 2014 related to ongoing clinical trials and product development and manufacturing related to advancing laninamivir octanoate under our BARDA contract. Other expense decreased due to lower legal expenses related to the contracts for the laninamivir octanoate program under the BARDA contract.

Research and Development Expense. Research and development expense decreased to $11.3 million for the nine months ended March 31, 2014 from $13.6 million for the same period in 2013. The following table summarizes the key components of our research and development expense for the nine months ended March 31, 2014 and 2013.

	Nine Months Ended March 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expense	$2.2	$2.4
Salaries, benefits and share-based compensation expense	5.6	6.2
Other expense	1.5	2.4
Depreciation and facility related expense	2.0	2.7
Total research and development expense	$11.3	$13.6

Direct preclinical, clinical and product development expense decreased primarily due to lower preclinical expenses associated with fewer preclinical-stage programs as compared in 2013. Salaries, benefits and share-based compensation decreased due to fewer personnel as a result of staff reductions that occurred in April and November 2013, offset in part by a charge of $1.4 million that we recorded for severance obligations in November 2013. Other expenses decreased due to a reduced number of research and preclinical development programs in 2014. Depreciation and facility related expenses decreased due to lower depreciation and operating expenses related to our research facility.

General and Administrative Expense. General and administrative expense decreased to $8.0 million for the nine months ended March 31, 2014 from $13.7 million for the same period in 2013. The following table summarizes the key components of our general and administrative expense for the nine months ended March 31, 2014 and 2013.

	Nine Months Ended March 31
	(in millions)
	2014	2013

Salaries, benefits and share-based compensation expenses	$4.3	$5.4
Professional and legal fees expenses	1.4	0.6
Other expenses	2.3	3.1
Merger-related expenses	-	4.6
Total general and administrative expense	$8.0	$13.7

Salaries, benefits and share-based compensation decreased due to the result of staff reductions that occurred in April and November 2013. Professional and legal fees increased primarily due to higher legal and consulting fees in 2014 related to corporate matters. Other expenses decreased due to lower administrative expenses.

Foreign Exchange (Loss), net. Foreign exchange loss increased due to higher volatility in foreign currencies in 2014 as compared to last year and the related recording of the translation of foreign currency balances in our subsidiaries that have a different functional currency than our reporting currency.

Interest Income. Interest income decreased in 2014 due to lower available interest rates on a higher balance of U.S. dollar cash holdings in 2014 as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2014, cash and cash equivalents increased by $13.3 million, from $66.8 million to $80.1 million. This increase was primarily the result of cash received from financing activities during the period.

Net cash used in operating activities was $13.9 million for the nine months ended March 31, 2014, which reflected our net loss for the period of $0.8 million plus an increase in net operating assets of $24.0 million, offset largely by a net increase in operating liabilities of $8.1 million and non-cash charges for share-based compensation and depreciation and amortization of $2.8 million. Our net loss resulted from our funding of research and development activities including basic research, conducting clinical trials and preclinical studies, manufacturing and formulation activities, and incurring ongoing general and administrative expenses, offset in part by royalty revenue, contract service revenue and interest income. The net change in operating assets and liabilities of $15.9 million reflects a $25.3 million increase in accounts receivable due to increased royalty revenue and revenue from services, a decrease of $2.2 million in accrued severance obligations and a decrease of $0.2 million in deferred revenue, offset in part by a $10.5 million increase in accounts payable and other accrued expenses and a $1.3 million decrease in prepaid expenses.

Net cash used in investing activities during the nine months ended March 31, 2014 was $0.2 million for purchases of property and equipment.

At March 31, 2014, our cash and cash equivalents totaled $80.1 million. Our cash and cash equivalents are currently held in the form of short-term cash deposits with large banks in the U.S., Australia and the U.K.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	our plans surrounding the future clinical development of laninamivir octanoate;

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

●

whether or not we continue to receive reimbursements and can negotiate an appropriate final termination settlements in the future, and the timing of those payments, under our recently-terminated contract with BARDA ;

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

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development and preclinical development of our product candidates, we believe that our existing cash, cash equivalents of $80.1 million as of March 31, 2014, along with the anticipated proceeds from our existing royalty-bearing licenses, the collection of accounts receivables and a final termination settlement under the BARDA contract, to be collected over the next month twelve period and other existing license and collaboration agreements will enable us to operate for a period of at least 12 months from March 31, 2014. However, if we choose to advance laninamivir octanoate into Phase 3 clinical development in the future, we will likely need to enter into a license, co-development, or other collaboration agreement with a third party, or otherwise raise debt or equity capital to support the development costs, which could be substantial. We cannot assure you that we can enter into any such agreements or raise additional capital to support the future development of laninamivir octanoate on acceptable terms, if at all.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from existing revenue from royalty-bearing arrangements and the recently-terminated BARDA contract. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

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

ITEM 4: Controls and Procedures

Our Chief Executive Officer currently acts as our Principal Financial Officer

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

An investment in our securities involves a risk of loss. You should carefully consider each of the following risks, together with other information in this Quarterly Report, in evaluating our business, financial condition and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business and prospects. If any of the following risks actually occur, our business, financial condition, our ability to raise additional capital in the future could be materially harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment in us. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013 and our Quarterly reports on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2013 and February 10, 2014, including our financial statements and the notes to those statements.

We may not be fully reimbursed us for all of the development costs we incurred through the termination date of our contract with BARDA, or costs we may incur after the termination date related to terminating our sub-contracts or otherwise winding down activities previously covered by the contract, which could harm our financial condition.

Our contract with BARDA that financially supported the development of laninamivir octanoate was terminated for the convenience of the U.S. government by BARDA on May 7, 2014. Under a termination for convenience, the U.S. government is obligated to reimburse us for any costs we incurred for work performed up to our receipt of a stop-work order or termination notice, as well as agreed-to “shut-down” or “wind-down” costs to terminate sub-contracts with vendors that are impacted by this termination as well as align our resources as a result of the termination. We have not yet entered into a final termination settlement, and cannot assure you that the U.S. government will agree to reimburse all us for all the costs we incurred prior to the termination date or shut-down and wind-down costs we incur as a result of the termination, which could be substantial. Further, we intend to complete the collection, analysis and reporting of the data from our IGLOO trial, the costs of which may not be included in a final termination settlement with the U.S. government. We may also elect to continue funding other ongoing activities related to laninamivir octanoate after the termination date of the BARDA contract that may not be reimbursable or included in a final termination settlement.

With the recent termination of our contract with BARDA, we no longer have that funding source available to us to support the cost to develop laninamivir octanoate. To support the future development of laninamivir octanoate, we may need to enter into a license, co-development, or other collaboration agreement with a third party, or raise additional capital, which could dilute our economic share of the value of the program or dilute your ownership in Biota.

We have relied on funding available under our contract with BARDA to support the cost to develop laninamivir octanoate since April, 2011. If we choose to advance laninamivir octanoate into Phase 3 clinical development in the future, we will likely need to enter into a license, co-development, or other collaboration agreement with a third party, or otherwise raise additional equity capital or enter into debt financing to support the development costs, which could be substantial. We cannot assure you that we can enter into any such agreements or raise additional capital to support the future development of laninamivir octanoate on acceptable terms, if at all. Even if we are able to enter into such agreements or raise additional capital on acceptable terms, our share of the future economic value of laninamivir octanoate will be diminished or your ownership in the Biota will be diluted.

The number of patients with confirmed influenza A and B that were enrolled in our Phase 2 IGLOO clinical trial was less than we had assumed in the design of that trial. Accordingly, the data ultimately available from this trial to evaluate whether or not laninamivir octanoate is potentially effective in reducing influenza symptoms in influenza patients will be less than planned, which could make it more difficult for us to determine whether or not to advance the development of laninamivir octanoate into Phase 3 clinical trials. We cannot assure you that the results of the Phase 2 IGLOO trial will support the advancement of laninamivir octanoate into future clinical trials, and if we do not advance laninamivir octanoate into Phase 3 clinical trials, our business could be materially harmed.

While we enrolled the total number of targeted patients in our Phase 2 IGLOO trial, the proportion of those patients that were PCR positive was approximately 40%; whereas the trial was designed assuming 70% of the patients would be PCR positive. This lower proportion of PCR positive patients in the trial does not impact our ability to assess the safety and tolerability of laninamivir octanoate in this trial, but does result in less data being collected and available to evaluate the potential effectiveness or activity of laninamivir octanoate in reducing influenza symptoms in influenza-infected patients. This may make it more difficult for us to assess these results. Further the lower proportion of PCR positive patients in this trial makes it less likely that any potential differences in effectiveness between those patients that received laninamivir octanoate in the trial and those that received placebo will be statistically significant.

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: May 12, 2014	By:	/s/ Russell H Plumb
Russell H Plumb
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello
Vice President of Finance and Chief Accounting Officer

EXHIBIT INDEX

		Filed	Incorporation by Reference
with
this
Exhibit		Form
Number	Exhibit Title	10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

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