Form 10-Q/A
period 2014-03-31
Biota Pharmaceuticals, Inc.
filed 2014-06-19
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (“Form 10-Q/A”), initially filed with the United States Securities and Exchange Commission on May 12, 2014, is being filed for the sole purpose of amending Part II – Item 6 of the Quarterly Report on Form 10-Q and refiling Exhibit 32.1 to correct certain clerical errors. No other changes have been made to the Quarterly Report on Form 10-Q and this amendment does not reflect events that may have occurred subsequent to the original filing time.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A also contains a new certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: June 19, 2014	By:	/s/ Russell H Plumb
Russell H Plumb
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello
Vice President of Finance and Chief Accounting Officer

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101**

The following materials from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended March 31 1, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013, (ii) the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2014, and March 31, 2013, (iii) the Condensed Statements of Stockholders’ Equity for the Nine Months Ended March 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014, and March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements

X

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

** Previously furnished. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.