Form 10-Q
period 2014-12-31
Biota Pharmaceuticals, Inc.
filed 2015-02-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at February 5, 2015 was 35,100,961 shares.

Table of Contents

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive Lossfor the Three and Six Months Ended December 31, 2014, and December 31, 2013 (unaudited)	5

Condensed Statement of Stockholders’ Equity for the SixMonths ended December 31, 2014(unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014, and December 31, 2013(unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II: OTHER INFORMATION	26

Item 1A. Risk Factors	26
Item 6.Exhibits	26
Signatures	27

Exhibit Index	28

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in millions, except per share amounts)

	December 31, 2014	June 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$63.7	$81.7
Other accounts receivable	7.0	0.9
Short-term investments	7.1	-
Contract receivable	7.4	17.8
Prepaid and other current assets	1.0	0.7
Total current assets	86.2	101.1
Non-current assets:
Long-term investments	5.8	10.0
Deferred tax asset	0.3	0.9
Property and equipment, net	1.1	2.0
Total non-current assets	7.2	12.9
Total assets	$93.4	$114.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contract payable and accrued expenses	$4.4	$18.6
Accounts payable	1.7	2.8
Accrued expenses	3.7	3.4
Accrued severance obligations	0.8	1.2
Deferred tax liability	0.3	0.9
Total current liabilities	10.9	26.9
Non-current liabilities:
Other liabilities, net of current portion	0.1	0.2
Total liabilities	11.0	27.1
Stockholders’ equity:
Common stock, $0.10 par value: 200,000,000 shares authorized; 35,100,961 and 35,100,961 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	3.5	3.5
Additional paid-in capital	147.4	146.4
Accumulated other comprehensive income	21.7	26.8
Accumulated deficit	(90.2)	(89.8)
Total stockholders’ equity	82.4	86.9
Total liabilities and stockholders’ equity	$93.4	$114.0

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Royalty revenue and milestones	$6.5	$6.0	$6.5	$6.0
Revenue from services	7.4	12.4	8.1	24.6
Other	-	0.1	-	0.2
Total revenue	13.9	18.5	14.6	30.8

Operating expense:
Cost of revenue	1.6	11.4	3.3	22.2
Research and development	4.8	4.2	9.7	7.1
General and administrative	2.6	3.1	5.0	5.5
Foreign exchange (gain) loss	(1.5)	(0.1)	(2.8)	0.2
Total operating expense	7.5	18.6	15.2	35.0
Income (loss) from operations	6.4	(0.1)	(0.6)	(4.2)

Non-operating income:
Interest income	0.1	-	0.2	0.1
Total non-operating income	0.1	-	0.2	0.1

Income (loss) before tax	6.5	(0.1)	(0.4)	(4.1)
Income tax benefit	-	-	-	0.1
Net income (loss)	$6.5	$(0.1)	$(0.4)	$(4.0)

Basic net income (loss) per share	$0.19	$(0.00)	$(0.01)	$(0.14)
Diluted net income (loss) per share	$0.19	$(0.00)	$(0.01)	$(0.14)

Basic weighted-average shares outstanding	35,100,961	28,291,665	35,100,961	28,286,404
Diluted weighted-average shares outstanding	35,103,086	28,291,665	35,100,961	28,286,404

Comprehensive (loss) income:
Net income (loss)	$6.5	$(0.1)	$(0.4)	$(4.0)
Exchange differences on translation of foreign operations	(2.5)	(1.0)	(5.0)	(0.7)
Change in fair value of available for sale investments	(0.1)	-	(0.1)	-
Total comprehensive income (loss)	$3.9	$(1.1)	$(5.5)	$(4.7)

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at July 1, 2014	35,100,961	$3.5	$146.4	-	$-	$(89.8)	$26.8	$86.9
Exchange differences on translation of foreign operations	-	-	-	-	-	-	(5.0)	(5.0)
Change in fair value of investments	-	-	-	-	-		(0.1)	(0.1)
Net loss	-	-	-	-	-	(0.4)	-	(0.4)
Share-based compensation	-	-	1.0	-	-	-	-	1.0
Balances at December 31, 2014	35,100,961	$3.5	$147.4	-	$-	$(90.2)	$21.7	$82.4

See accompanying notes to the financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Six Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(0.4)	$(4.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.8	1.0
Share-based compensation	1.0	0.9

Change in operating assets and liabilities:
Accounts receivables	2.0	(16.7)
Prepaid expenses and other current assets	(0.3)	1.2
Deferred revenue	-	(0.2)
Accounts payable and accrued expenses	(12.6)	4.2
Accrued severance obligations	(1.1)	(1.0)

Net cash used in operating activities	(10.6)	(14.6)

Cash flows from investing activities:
Purchases of short and long-term investments	(9.9)	-
Call redemption of long-term investments	6.9	-
Purchases of property and equipment	-	(0.1)

Net cash used in investing activities	(3.0)	(0.1)

Decrease in cash and cash equivalents	(13.6)	(14.7)
Cash and cash equivalents at beginning of period	81.7	66.8
Effects of exchange rate movements on cash and cash equivalents	(4.4)	(0.7)

Cash and cash equivalents at end of period	$63.7	$51.4

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

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

The Company is currently focused on developing oral, small molecule antiviral compounds to treat a number of respiratory-related infections. The Company recently initiated a Phase 2b clinical trial (named SPIRITUS), a randomized, double-blind, placebo-controlled dose-ranging for BTA-798, also known as vapendavir, in moderate and severe asthmatic patients at risk of loss of asthma control and exacerbations due to presumptive human rhinovirus (“HRV”) infection. The Company has successfully completed two other Phase 2 trials of vapendavir to-date and recently completed additional Phase 1 bioavailability and drug-drug interaction study of vapendavir in healthy volunteers. In addition, the Company is developing laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”) for the treatment of influenza A and B. On August 1, 2014, the Company reported top-line safety and efficacy results from a randomized, double-blind, placebo-controlled, parallel-arm Phase 2 clinical trial (named IGLOO), comparing the safety and efficacy of a 40 mg and an 80 mg dose of laninamivir octanoate to placebo. As compared to placebo, neither the 40 mg nor the 80 mg cohort achieved a statistically significant reduction in the median time to alleviation of all influenza associated symptoms, the primary endpoint, as measured by the Flu-iiQ patient-recorded outcome questionnaire. Certain important secondary endpoints, including quantitative viral shedding, and secondary bacterial infections, as well as the time to alleviation of systemic symptoms, did achieve statistically significant results for laninamivir octanoate treated cohorts compared to placebo.

In addition to these Phase 2 clinical-stage development programs, the Company is also developing orally bioavailable F and non-F protein compounds for the treatment of respiratory syncytial virus (“RSV”) infections in children, the elderly and immune-compromised patients. The Company is currently conducting investigational new drug application (“IND”) enabling studies with BTA-C585, the lead compound from its F-protein inhibitor program.

In March 2011, the Company was awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the development of and submission for a New Drug Application (“NDA”) of laninamivir octanoate for the treatment of influenza A and B infections in the United States. On May 7, 2014, the U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (“ASPR”) and BARDA notified the Company of its decision to terminate the contract for the convenience of the U.S. Government. The Company continues to work with BARDA to close out this contract, which involves finalizing invoices and billings, determining the nature and extent of any equitable adjustments, and negotiating a final termination settlement.

Although several of the Company’s influenza product candidates have been successfully developed and commercialized to date by other larger pharmaceutical companies under collaboration, license or commercialization agreements, the Company has not independently developed or received regulatory approval for any product candidate, and the Company does not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues from any product candidates that it is developing now, or may develop in the future. The Company expects to incur losses for the foreseeable future as it intends to support the clinical and preclinical development of its product candidates. Also, due to the termination of its contract with BARDA, the Company anticipates that its revenue from service and cost of revenue will decline substantially in fiscal 2015 as compared to recent historical levels and will not recur in fiscal 2016.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

The Company plans to continue to finance its operations with (i) its existing cash, cash equivalents and investments, (ii) proceeds from existing or potential future royalty-bearing licenses or collaborative research and development arrangements, (iii) future equity and/or debt financings, or (iv) other financing arrangements. The Company’s ability to continue to support its operations is dependent, in the near-term, upon managing its cash resources, continuing to receive royalty revenue under existing licenses, receiving final reimbursements from BARDA related to the close-out of its terminated contract, entering into future collaboration, license or commercialization agreements, successfully developing its product candidates, executing future financings and ultimately, upon obtaining approval of its products for sale and achieving positive cash flows from operations on a consistent basis. There can be no assurance that additional capital or funds will be available on terms acceptable to the Company, if at all, or that the Company will be able to enter into collaboration, license or commercialization agreements in the future, or that the Company will ever generate significant product revenue and become operationally profitable on a consistent basis.

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

Operating results for the six months ended December 31, 2014 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2015. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 30, 2014.

The Company’s significant accounting policies have not changed since June 30, 2014, except as outlined below:

Recent Accounting Standards

In August 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this Accounting Standards Update will have on the consolidated financial statements.

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
(for the quarterly period ended December 31, 2014)

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2014 and June 30, 2014, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2014
Cash equivalents	$26.9	$26.9	$—	$—
Short-term investments available-for-sale	7.1	—	7.1	—
Long-term investments available-for-sale	5.8	—	5.8	—
Total	$39.8	$26.9	$12.9	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2014
Cash equivalents	$36.9	$36.9	$—	$—
Long-term investments available-for-sale	10.0	—	10.0	—
Total	$46.9	$36.9	$10.0	—

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

Cash equivalents consist primarily of money market funds. Short-term investments consist of corporate securities and have a maturity less than 365 days from the date of acquisition. Long-term investments consist of U.S. agency securities, U.S. Treasury securities, and corporate securities classified as available-for-sale and have maturities greater than 365 days from the date of acquisition.

The Company has had no realized gains or losses from the sale of investments for the six months ended December 31, 2014. The following table shows the unrealized gains and losses and fair values for those investments as of December 31, 2014 and June 30, 2014, aggregated by major security type:

		Unrealized	Unrealized
	At Cost	Gains	(Losses)	At Fair Value
December 31, 2014
Money market funds	$26.9	$—	$—	$26.9
Debt securities of U.S. government agencies	2.5	—	—	2.5
U.S. Treasury securities	7.6	—	(0.1)	7.5
Corporate Securities	2.9	—	—	2.9
Total	$39.9	$—	$(0.1)	$39.8

		Unrealized	Unrealized
	At Cost	Gains	(Losses)	At Fair Value
June 30, 2014
Money market funds	$36.9	$—	$—	$36.9
Debt securities of U.S. government agencies	4.9	—	—	4.9
U.S. Treasury securities	5.1	—	—	5.1
Total	$46.9	$—	$—	$46.9

As of December 31, 2014 and June 30, 2014, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses of less than $0.1 million on these investments at December 31, 2014 and June 30, 2014 are temporary in nature and expects the securities to mature at their stated maturity principal.

(4)	Accrued Expenses

Accrued expenses consist of the following (in millions):

	December 31, 2014	June 30, 2014

Professional Fees	$0.8	$1.0
Salary and related costs	1.2	0.4
Research and development materials and services	1.3	0.8
Other accrued expenses	0.4	1.2
Total accrued expenses and other liabilities	$3.7	$3.4

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

(5)	Net Income (Loss) per share

Basic and diluted net income (loss) per share has been computed based on net income (loss) and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and unvested restricted stock units) are excluded from the calculation as their inclusion would be anti-dilutive. The Company has excluded all anti-dilutive share-based awards to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

The following table sets forth the computation of historical basic and diluted net income (loss) per share.

	Three Months Ended December 31 ,
	2014	2013

Net income (loss) (in millions)	$6.5	$(0.1)
Weighted-average shares outstanding	35,100,961	28,291,665
Dilutive effect of restricted stock and stock options	2,125	-
Shares used to compute diluted earnings per share	35,103,086	28,291,665
Basic net income (loss) per share	$0.19	$(0.00)
Diluted net income (loss) per share	$0.19	$(0.00)
Number of anti-dilutive share-based awards excluded from computation	3,178,424	2,538,263

	Six Months Ended December 31 ,
	2014	2013

Net loss (in millions)	$(0.4)	$(4.0)
Weighted-average shares outstanding	35,100,961	28,286,404
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	35,100,961	28,286,404
Basic net loss per share	$(0.01)	$(0.14)
Diluted net loss per share	$(0.01)	$(0.14)
Number of anti-dilutive share-based awards excluded from computation	3,293,424	2,538,263

(6)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a worldwide royalty-bearing research and license agreement with GlaxoSmithKline (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. The Relenza® patent portfolio is scheduled to expire as follows: December 2014 in the U.S., May 2015 in Australia, 2016 in the major countries of the European Union (“EU”), and July 2019 in Japan. On August 25, 2014, GSK filed an appeal to the United States Patent Trial Appeal Board in relation to U.S. Patent Application No. 08/737,141. GSK has verified that the Company will continue to receive royalties on the net sales of Relenza® in the United States beyond December 2014 to the extent that this patent application remains pending or is ultimately issued. The Company is unable at this time to determine the duration or the outcome of this appeal process, or how long this patent application will remain pending.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

The Company also generates royalty revenue from the sale of laninamivir octanoate, which Daiichi Sankyo markets as Inavir® in Japan pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo in 2009. In September 2010, laninamivir octanoate (Inavir®) was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. In December 2013, Inavir® was also approved in Japan for the prevention of influenza in adults and children. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn additional sales milestone payments. Under the collaboration and license agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on laninamivir octanoate in Japan generally expire in 2024.

Collaborative and contract arrangements

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of laninamivir octanoate on a cost-plus-fixed-fee basis, the total of which was not to exceed $231.2 million. BARDA is part of the U.S. Office of the ASPR within the HHS. The BARDA contract was designed to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a U.S. new drug application (“NDA”) with the FDA for laninamivir octanoate. The performance period of the BARDA contract commenced on March 31, 2011, and was intended to continue for five years. On May 7, 2014 HHS/ASPR/BARDA notified the Company of its decision to terminate the contract for the development of laninamivir octanoate for the convenience of the U.S. Government. The Company has been and continues to work with ASPR/BARDA to close out this contract, which involves finalizing separate invoices and billings for those activities undertaken prior to and after the termination date, determining the nature and extent of any equitable adjustments for costs incurred after the termination date, and negotiating a final termination settlement. As of December 31, 2014, the Company had $7.4 million in accounts receivable due from BARDA, of which $5.4 million was collected in early January 2015.

The Company was considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of laninamivir octanoate. Therefore, revenues from and costs associated with the close out of the contract are recorded and recognized on a gross basis in the consolidated statement of operations.

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended December 31,
	2014	2013
	(in millions)
Royalty revenue– Relenza®	$4.2	$5.4
– Inavir®	2.3	0.6
Revenue from services	7.4	12.4
Revenue under other contracts, grants and collaborations	-	0.1
Total revenue	$13.9	$18.5

	Six Months Ended December 31,
	2014	2013
	(in millions)
Royalty revenue– Relenza®	$4.2	$5.4
– Inavir®	2.3	0.6
Revenue from services	8.1	24.6
Revenue under other contracts, grants and collaborations	-	0.2
Total revenue	$14.6	$30.8

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

(7)	Share-based Compensation

For the three months ended December 31, 2014 and 2013, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.6 million and $0.5 million, respectively. For the six months ended December 31, 2014 and 2013, the Company recorded share-based compensation expense related to grants from equity incentive plans of $1.0 million and $0.9 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the six months ended December 31, 2014 and 2013.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Weighted-average risk-free interest rate	1.70%	1.40%	1.70%	1.49%
Dividend yield	—	—	—	—
Expected weighted-average volatility	.82	.78	.82	.78
Expected weighted-average life of options (years)	6.0	6.0	6.0	6.0
Weighted-average fair value of options granted	$1.68	$2.78	$1.67	$2.75

The risk-free interest rate is based on the expected life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly- traded common stock.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

 A summary of the Company’s outstanding stock option activity for the six months ended December 31, 2014 is as follows:

	Number of Stock	Weighted Average Exercise Price	Weighted-Average Remaining Contractual	Aggregate Intrinsic
	Options	Per Option	Term	Value ($000)
			(In Years)
Balance at June 30, 2014	2,463,369	$9.09
Granted	1,275,000	2.44
Exercised	—	—
Forfeited or expired	(444,945)	9.73
Balance at December 31, 2014	3,293,424	$6.43	8.18	$-

In August 2014, the Company's Board of Directors made a determination that a performance-based milestone was not achieved and as a result, performance-based stock options previously issued during fiscal 2014 would not vest and were cancelled.

The total intrinsic value of stock options exercised during the three month period ended December 31, 2014 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

The following tables summarize information relating to outstanding and exercisable options as of December 31, 2014:

	December 31, 2014
	Outstanding
	Weighted Average			Exercisable
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices	Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
		(In Years)
$ 2.20 — $2.30	115,000	9.69	$2.29	—	$—
$ 2.45	1,035,000	9.75	2.45	—	—
$ 2.47 — $4.05	605,000	9.07	3.18	86,250	3.96
$ 4.07 — $75.81	1,538,424	6.67	10.69	1,046,645	13.66
	3,293,424	8.18	$6.43	1,132,895	12.92

Restricted and Market Stock Units (MSUs). A summary of the Company’s outstanding restricted stock and market stock unit (MSU) activity for the six months ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2014	261,447	$3.98
Awarded	40,000	2.45
Released	—	—
Forfeited	(38,152)	4.02
Balance at December 31, 2014	263,295	$3.74

 Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended December 31, 2014)

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

As of December 31, 2014 there was $4.1 million of unrecognized share-based compensation expense related to all unvested share-based awards. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures. This balance is expected to be recognized over a weighted-average period of three years.

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

The following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	June 30,			December 31,
Fiscal 2014 Restructuring Plans:	2014	Provision	Payments	2014
Severance and employment costs	2.0	-	(1.2)	0.8
Total restructuring costs	$2.0	$-	$(1.2)	$0.8

The remaining severance and other employment costs of approximately $0.8 million are scheduled to be paid by the end of fiscal 2015.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	the time frame in which we may fully enroll and report top line-data from our recently initiated Phase 2 SPIRITUS clinical trial of vapendavir;
●	the amount and timing of proceeds we believe we are entitled to receive under our terminated contract with Biomedical Advanced Research and Development Authority (“BARDA”);
●	the anticipated time to complete ongoing in vivo preclinical studies and file an IND for BTA-C585;
●	our intention to develop a series of respiratory syncytial virus (RSV) non-fusion inhibitors and their potential as a stand-alone treatment or in combination therapy with BTA-C585;;
●	our plan to meet with the U.S. Food and Drug Administration (“FDA”) to determine the appropriate primary endpoint for any prospective registration trials for laninamivir octanoate;
●	our plan to pursue partnering opportunities for Phase 3 development and commercialization of LANI outside of Japan;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
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

These forward looking statements are subject to key risks and uncertainties including, without limitation: we, the FDA or a similar foreign regulatory agency, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating the clinical development of vapendavir, BTA-C585, laninamivir octanoate or any of our clinical development programs at any time for a lack of safety, tolerability, biologic activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; our ability to successfully negotiate an acceptable final termination settlement with BARDA; ongoing in vivo IND-enabling studies of BTA-C585 being successfully completed and continuing to support the filing of an IND; our ability to meet and reach agreement with the FDA on an appropriate primary endpoint for any prospective registration trials for laninamivir octanoate; our ability to identify and reach agreement with viable potential partners to advance laninamivir octanoate; our ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to support and complete our preclinical studies or clinical trials on a timely basis; our ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management, contract manufacturing and other similar vendors who we outsource many of our activities to and rely on to assist us in the design, development and implementation of the development of our product candidates; our third-party contract research, data management and manufacturing organizations fulfilling their contractual obligations on a timely basis or otherwise performing satisfactorily in the future; GSK and Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; our ability to maintain, protect or defend our proprietary intellectual property rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations ; the condition of the equity and debt markets and our ability to raise sufficient funding in such markets; changes in general economic business or competitive conditions related to our industry or product candidates; and other statements contained elsewhere in this in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K .

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

Biota is a registered trademark of Biota Pharmaceuticals, Inc., Relenza ® is a registered trademark of GlaxoSmithKline plc, and Inavir ® is a registered trademark of Daiichi Sankyo Company, Ltd.

References to “we,” “us,” and “our” refer to Biota Pharmaceuticals, Inc. and its subsidiaries.

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and six months ended December 31, 2014, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are currently focused on developing oral, small molecule compounds to treat a number of respiratory-related viral infections. We have recently initiated a Phase 2b clinical trial (named SPIRITUS), a randomized, double-blind, placebo-controlled dose-ranging for BTA-798, also known as vapendavir, in moderate –to-severe asthmatic patients at risk of loss of asthma control and exacerbations due to presumptive HRV infection. We have successfully completed two other Phase 2 trials of vapendavir to date and recently completed additional Phase 1 bioavailability and drug-drug interaction study of vapendavir in healthy volunteers. In addition we are developing laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”), for the treatment of influenza A and B. On August 1, 2014, we reported top-line safety and efficacy results from a randomized, double-blind, placebo-controlled, parallel-arm Phase 2 clinical trial (named IGLOO) comparing the safety and efficacy of a 40 mg and an 80 mg dose of laninamivir octanoate to placebo. As compared to placebo, neither the 40 mg nor the 80 mg cohort achieved a statistically significant reduction in the median time to alleviation of all influenza associated symptoms, the primary endpoint, as measured by the Flu-iiQ patient-recorded outcome questionnaire. Certain important secondary endpoints, including quantitative viral shedding, and secondary bacterial infections, as well as the time to alleviation of systemic symptoms, did achieve statistically significant results for laninamivir octanoate treated cohorts compared to placebo.

In addition to these Phase 2 clinical-stage development programs, we are also developing orally bioavailable F and non-F protein compounds for the treatment of RSV infections in children, the elderly and immune-compromised patients. We are currently conducting IND-enabling studies with BTA-C585, the lead compound from our F-protein inhibitor program.

We previously developed zanamivir, a neuraminidase inhibitor that is marketed worldwide by GSK as Relenza® for the prevention and treatment of influenza A and B. GSK markets Relenza® pursuant to a royalty-bearing research and license agreement we entered into with GSK in 1990. In 2003, we entered into a collaboration and license agreement with Daiichi Sankyo, under which each party cross-licensed its intellectual property related to second-generation, long-acting neuraminidase inhibitors, including laninamivir octanoate. In 2009, we entered into a commercialization agreement with Daiichi Sankyo that provided Daiichi Sankyo with an exclusive license to commercialize laninamivir octanoate in Japan and entitled us to receive a royalty on net sales of laninamivir octanoate in Japan. Laninamivir octanoate, which is marketed in Japan by Daiichi Sankyo as Inavir®, was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza A and B in adults and children in September 2010 and for the prevention of influenza A and B in December 2013. In 2009, we filed an IND with the FDA to develop laninamivir octanoate in the U.S.

In March 2011, we were awarded a contract from BARDA designed to provide up to $231 million in support of the development of and submission for a New Drug Application (“NDA”) of laninamivir octanoate for the treatment of influenza A and B infections in the U.S. On May 7, 2014, U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (“ASPR”) and BARDA notified us of its decision to terminate the contract for the convenience of the U.S. Government. We continue to work with BARDA to close out this contract, which involves finalizing invoices and billings, determining the nature and extent of any equitable adjustments, and negotiating a final termination settlement.

Although several of our influenza product candidates have been successfully developed and commercialized to date by other larger pharmaceutical companies under license, collaboration or commercialization agreements with us, we have not independently developed or received regulatory approval for any product candidate, and we do not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues from any product candidates that we are developing now, or may develop in the future. We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates. Also, due to the recent termination of our contract with BARDA, we anticipate that our revenue from service and cost of revenue will decline substantially in fiscal 2015 as compared to recent historical levels and will not recur in fiscal 2016.

We plan to continue to finance our operations with (i) our existing cash, cash equivalents and investments, (ii) proceeds from existing or potential future royalty-bearing licenses, government contracts, or collaborative research and development arrangements, (iii) future equity and/or debt financings, or (iv) other financing arrangements. Our ability to continue to support our operations is dependent, in the near-term, upon us managing our cash resources, receipt of royalty revenue under our exiting licensees, our receipt of final reimbursements and settlement proceeds from BARDA, entering into future collaboration, license or commercialization agreements , successfully developing our product candidates , executing future financings and ultimately, upon obtaining of our products for sale and achieving positive cash flows from operations on a consistent basis. There can be no assurance that additional capital or funds will be available on terms acceptable to us, if at all, or we will be able to enter into collaboration, license or commercialization agreements in the future, or that we will ever generate significant product revenue and become operationally profitable on a consistent basis.

Recent Corporate Developments

Vapendavir – On February 5, 2015, we announced that we have commenced patient screening for our Phase 2b SPIRITUS trial of vapendavir in patients with moderate-to-severe asthma. The goal of the study is to enroll approximately 150 laboratory-confirmed HRV infected patients over the next 12 months and to report top-line data in mid-2016. The primary endpoint of this multi-center, randomized, double-blind, placebo-controlled dose-ranging study is the change from baseline to study day 14 in asthma control questionnaire (“ACQ”)-6 total score. The secondary endpoints are focused on safety and tolerability, lung function assessments such as forced expiratory volume in one second (“FEV1 “), incidence of asthma exacerbations, assessments of the severity and duration of cold symptoms measured by the Wisconsin Upper Respiratory Symptom Survey-21 (“WURSS-21”), and virology assessments such as changes in viral load.

BTA-C585 and RSV Program – On February 5, 2015, we announced we have successfully completed the requisite in vitro studies to support an IND application for our RSV fusion inhibitor, BTA-C585, and pending successful completion of ongoing in vivo studies, we intend to file the IND by mid-year 2015. In addition, we have identified a series of potent RSV non-fusion inhibitors that we intends to further develop and believe could be useful either as a stand-alone treatment and potentially in combination therapy with our fusion inhibitor (BTA-C585) for the treatment of patients infected with RSV.

BARDA Contract Termination – On February 5, 2015, we reported that during our second fiscal quarter, we had successfully resolved the majority of our outstanding claims with the BARDA associated with the termination of our contract with BARDA in May 2014. As of December 31, 2014, we had $7.4 million in accounts receivable due from BARDA, of which $5.4 million was collected in early January 2015. We believe that, pursuant to applicable government regulations, we are entitled to be reimbursed for the remaining $2.0 million of accounts receivable we have recorded under the terminated BARDA contract. At this time, we cannot determine when and to what extent a final termination settlement will be reached with BARDA.

Laninamivir Octanoate (“LANI”) – On February 5, 2015, we announced that we plan to meet with the FDA next quarter to discuss the results of the LANI Phase 1 asthma and Thorough QT/QTc (“TQT”) studies, the Phase 1/2 pediatric study, and the Phase 2 IGLOO study to determine the appropriate primary endpoint for, and which patient reported outcome tools would be acceptable for use in prospective registration trials of LANI to treat uncomplicated influenza. Further, we are pursuing partnering opportunities with LANI for Phase 3 development and commercialization outside of Japan.

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

In August 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the expected impact, if any, that this Accounting Standards Update will have on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We will adopt this guidance on July 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

 Results of Operations

Three Months Ended December 31, 2014 and December 31, 2013

Summary. For the three months ended December 31, 2014, we reported a net income of $6.5 million, as compared to a net loss of $0.1 million in the same period of 2013. The $6.6 million increase in net income in 2014 was primarily due to a $9.8 million decrease in the cost of revenue, a $1.4 million increase in foreign exchange gain, a $0.5 million decrease in general and administrative expense and a $0.1 million increase in interest income, offset in part by $4.6 million decrease in revenue and a $0.6 million increase in research and development expense. Basic and diluted net income per share were $0.19 for the three month period ended December 31, 2014, as compared to a basic and diluted net loss per share of zero in the same period of 2013.

Revenue. Revenue decreased to $13.9 million for the three months ended December 31, 2014 from $18.5 million for the same period in 2013. The following table summarizes the key components of our revenue for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31
	(in millions)
	2014	2013

Royalty revenue– Relenza®	$4.2	$5.4
– Inavir®	2.3	0.6
Revenue from services	7.4	12.4
Revenue grants and other	-	0.1
Total revenue	$13.9	$18.5

Royalty revenues increase primarily due to an increase in seasonal sales of Inavir® in Japan which is marketed by Daiichi Sankyo, offset in part by lower sales of Relenza®, which is marketed worldwide by GlaxoSmithKline. Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of the Company’s contract with BARDA in May 2014 for the convenience of the U.S. Government, offset in part by a partial settlement of $4.7 million for all final costs associated with the Phase 2 IGLOO clinical trial for laninamivir octanoate. Revenue from grants and other decreased due to a decrease in grant-related research activities.

Cost of Revenue. Cost of revenue decreased to $1.6 million for the three months ended December 31, 2014 from $11.4 million for the same period in 2013. The following table summarizes the components of our cost of revenue for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expenses	$1.6	$10.1
Salaries, benefits and share-based compensation expenses	-	1.2
Other expenses	-	0.1
Total cost of revenue expense	$1.6	$11.4

Direct preclinical, clinical and product development expense decreased due to the lower direct third-party clinical costs incurred associated with Phase 1 and 2 clinical trials and manufacturing activities for the laninamivir octanoate program under the terminated BARDA contract. Salaries, benefits and share-based compensation expense decreased primarily as a result of personnel no longer being allocated to work under the BARDA contract. Other expenses decreased due to reduction in miscellaneous costs as a result of the termination of the BARDA contract.

Research and Development Expense. Research and development expense increased to $4.8 million for the three months ended December 31, 2014 from $4.2 million for the same period in 2013. The following table summarizes the components of our research and development expense for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expenses	$2.2	$0.5
Salaries, benefits and share-based compensation expenses	1.9	2.7
Other expenses	0.1	0.4
Depreciation and facility related expenses	0.6	0.6
Total research and development expense	$4.8	$4.2

Direct preclinical, clinical and product development expense increased largely due to the initiation of the Phase 2 SPIRITUS clinical trial of vapendavir and preclinical expenses related to the ongoing IND-enabling studies associated with BTA-C585, our RSV fusion inhibitor. Salaries, benefits and share-based compensation decreased primarily due to reductions in personnel working on research activities. Other expenses decreased due to lower research and intellectual patent filing expenses on product candidates.

General and Administrative Expense. General and administrative expense decreased to $2.6 million for the three months ended December 31, 2014 from $3.1 million for the same period in 2013. The following table summarizes the components of our general and administrative expense for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31
	(in millions)
	2014	2013

Salaries, benefits and share-based compensation expenses	$1.4	$1.6
Professional and legal fees expenses	0.4	0.5
Other expenses	0.8	1.0
Total general and administrative expense	$2.6	$3.1

Salaries, benefits and share-based compensation expenses decreased as a result of reductions in personnel. Professional and legal fees expense decreased primarily due to lower professional and legal expenses related to previous integration activities. Other expenses decreased primarily due to lower insurance premiums as compared to the previous period.

Foreign Exchange Gain, (Loss) net. Foreign exchange gain increased due to the increase in the value of the U.S. dollar as compared to the Australian dollar during the three month period ended December 31, 2014 and the related translation of foreign currency balances and transactions in our subsidiaries that have a different functional currency than the reporting currency on our statement of operations. We translate all of the assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate and the net effect of these translation adjustments is shown on our condensed consolidated balance sheet as a component of stockholders’ equity.

Interest Income. Interest income increased due to having a greater amount of investments in 2014 as compared to 2013 and the related yield earned on those investments.

Six Months Ended December 31, 2014 and December 31, 2013

Summary. For the six months ended December 31, 2014, we reported a net loss of $0.4 million, as compared to a net loss of $4.0 million in the same period of 2013. The $3.6 million decrease in net loss in 2014 was primarily due to a $18.9 million decrease in the cost of revenue, a $3.0 million increase in foreign exchange gain, a $0.5 million decrease in general and administrative expense and a $0.1 million increase in interest income, offset in part by $16.2 million decrease in revenue and a $2.6 million increase in research and development expense and a $0.1 million decrease in income tax benefit. Basic and diluted net loss per share were $0.01 for the six month period ended December 31, 2014, as compared to a basic and diluted net loss per share of $0.14 in the same period of 2013.

Revenue. Revenue decreased to $14.6 million for the six months ended December 31, 2014 from $30.8 million for the same period in 2013. The following table summarizes the key components of our revenue for the six months ended December 31, 2014 and 2013:

	Six Months Ended December 31
	(in millions)
	2014	2013

Royalty revenue– Relenza®	$4.2	$5.4
– Inavir®	2.3	0.6
Revenue from services	8.1	24.6
Revenue grants and other	-	0.2
Total revenue	$14.6	$30.8

Royalty revenue increased primarily due to higher seasonal sales of Inavir® in Japan, which is marketed by Daiichi Sankyo, offset in part by lower sales of Relenza®, which is marketed worldwide by GlaxoSmithKline. Revenue from services decreased due to a decrease in contract service revenue related to the cancellation of our contract with BARDA in May 2014 for the convenience of the U.S. Government, offset in part by a partial settlement of $4.7 million for all final costs associated with the Phase 2 IGLOO clinical trial for laninamivir octanoate. Revenue from grants and other decreased due to a decrease in grant-related research activities.

Cost of Revenue. Cost of revenue decreased to $3.3 million for the six months ended December 31, 2014 from $22.2 million for the same period in 2013. The following table summarizes the components of our cost of revenue for the six months ended December 31, 2014 and 2013.

	Six Months Ended December 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expenses	$3.0	$19.6
Salaries, benefits and share-based compensation expenses	0.2	2.4
Other expenses	0.1	0.2
Total cost of revenue	$3.3	$22.2

Direct preclinical, clinical and product development expense decreased due to the lower direct third-party clinical costs incurred associated with Phase 1 and 2 clinical trials and manufacturing activities for the laninamivir octanoate program under the terminated BARDA contract. Salaries, benefits and share-based compensation expense decreased primarily as a result of lower personnel being allocated to work under the BARDA contract. Other expenses decreased due to reduction in miscellaneous costs as a result of the termination of the BARDA contract.

Research and Development Expense. Research and development expense increased to $9.7 million for the six months ended December 31, 2014 from $7.1 million for the same period in 2013. The following table summarizes the components of our research and development expense for the six months ended December 31, 2014 and 2013.

	Six Months Ended December 31
	(in millions)
	2014	2013

Direct preclinical, clinical and product development expenses	$4.5	$1.1
Salaries, benefits and share-based compensation expenses	3.5	4.1
Other expenses	0.4	0.7
Depreciation and facility related expenses	1.3	1.4
Total research and development expense	$9.7	$7.1

Direct preclinical, clinical and product development expense increased due largely to an increase in direct clinical expenses associated with the initiation of the Phase 2 SPIRITUS clinical trial of vapendavir and preclinical expenses related to the ongoing IND-enabling studies associated with BTA-C585, our RSV fusion inhibitor. Salaries, benefits and share-based compensation decreased primarily due to reductions in personnel. Other expenses decreased due to lower research and intellectual patent filing expenses on product candidates.

General and Administrative Expense. General and administrative expense decreased to $5.0 million for the six months ended December 31, 2014 from $5.5 million for the same period in 2013. The following table summarizes the components of our general and administrative expense for the six months ended December 31, 2014 and 2013.

	Six Months Ended December 31
	(in millions)
	2014	2013

Salaries, benefits and share-based compensation expenses	$2.8	$2.9
Professional and legal fees expenses	0.7	0.9
Other expenses	1.4	1.7
Total general and administrative expense	$4.9	$5.5

Salaries, benefits and share-based compensation expenses decreased as a result of reductions in personnel. Professional and legal fees decreased primarily due to lower professional expenses related to human resources matters. Other expenses decreased primarily due to lower insurance premiums and expenses related to our public listing.

Foreign Exchange (Gain), Loss . Foreign exchange (gain) loss increased to a gain of $2.8 million from a loss of $0.2 million due to the increase in the value of the U.S. dollar as compared to the Australian dollar during the six month period ended December 31, 2014 and the related translation of foreign currency balances and transactions in our subsidiaries that have a different functional currency than the reporting currency on our statement of operations. We translate all of the assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate and the net effect of these translation adjustments is shown on our condensed consolidated balance sheet as a component of stockholders’ equity.

Interest Income. Interest income increased due to the Company having a greater amount of investments in 2014 as compared to 2013 and the related yield earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2014, cash and cash equivalents decreased by $18.0 million, from $81.7 million to $63.7 million, including the effects of exchange rate movements on cash and cash equivalents. This decrease was primarily the result of cash being used to purchase additional liquid short-term and long-term investments and use of cash for operating activities during the period.

Net cash used in operating activities was $10.6 million for the six months ended December 31, 2014, which reflected our net loss for the period of $0.4 million and a net decrease in operating liabilities of $13.7 million, offset in part by a decrease in net operating assets of $1.7 million and non-cash charges for share-based compensation and depreciation of $1.8 million.

Our net loss resulted largely from our funding of research and development activities including basic research, conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, and ongoing general and administrative expenses, partially offset by contract service revenue, royalty revenues and interest income. The net changes in operating assets and liabilities reflects a $12.6 million decrease in accounts payable and accrued expenses and a decrease of $1.1 million in accrued severance obligations and a $0.3 million increase in prepaid expenses, offset in part by a $4.3 million decrease in accounts receivable.

Net cash used in investing activities during the six months ended December 31, 2014 consisted of $9.9 million for purchases of short-term and long-term investments, offset in part by the call redemption of long-term investments of $6.9 million.

At December 31, 2014, our cash and cash equivalents totaled $63.7 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. and Australian banks. Our short-term and long-term investments totaling $12.9 million consist primarily of U.S. treasury securities and U.S. government agency securities.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

●	whether or not we finalize an appropriate final termination settlement with BARDA in the future, and the timing of those payments;

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials:

●	the variability, timing and costs associated with conducting preclinical studies, and the results of those studies;

●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;

●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

●	the scope and size of our research and development efforts;

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

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development and preclinical development of our product candidates, we believe that our existing cash and cash equivalents of $63.7 million, plus our liquid investments of $12.9 million as of December 31, 2014, along with the anticipated proceeds from existing royalty-bearing licenses and final proceeds from the close-out of our contract with BARDA, will enable us to operate for a period of at least 12 months from December 31, 2014.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from existing revenue from royalty-bearing arrangements. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates and operations, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2014 .

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 6.  EXHIBITS

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: February 6, 2015	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell H. Plumb
Russell H. Plumb Executive Chairmen (Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello Vice President of Finance (Chief Accounting Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
10.17	Executive Employment Agreement, dated as October 1, 2014, between Biota Pharmaceuticals, Inc. and Joseph M. Patti	X

10.18	Executive Employment Agreement, dated as October 1, 2014, between Biota Pharmaceuticals, Inc. and Russell H. Plumb	X

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following materials from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014, (ii) the Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2014, and December 31, 2013, (iii) the Condensed Statements of Stockholders’ Equity for the Three Months Ended December 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014, and December 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements

X

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