Form 10-Q
period 2015-03-31
Biota Pharmaceuticals, Inc.
filed 2015-05-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at May 8, 2015 was 35,124,728 shares.

Table of Contents

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2015, and March 31, 2014 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the Nine Months ended March 31, 2015 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015, and March 31, 2014 (unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II: OTHER INFORMATION	26

Item 1A. Risk Factors	26
Item 6. Exhibits	26
Signatures	27

Exhibit Index	28

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except per share amounts)

	March 31, 2015	June 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$61.5	$81.7
Accounts receivable	10.1	0.9
Short-term investments	12.0	-
Contract receivable	2.9	17.8
Prepaid and other current assets	0.9	0.7
Total current assets	87.4	101.1
Non-current assets:
Long-term investments	0.9	10.0
Property and equipment, net	0.3	2.0
Deferred tax asset	0.2	0.9
Total non-current assets	1.4	12.9
Total assets	$88.8	$114.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contract payable and accrued expenses	$1.1	$18.6
Accounts payable	1.0	2.8
Accrued expenses	4.5	3.4
Accrued severance obligations	0.4	1.2
Deferred tax liability	0.2	0.9
Total current liabilities	7.2	26.9
Non-current liabilities:
Other liabilities, net of current portion	0.1	0.2
Total liabilities	7.3	27.1
Stockholders’ equity:
Common stock, $0.10 par value: 200,000,000 shares authorized; 35,124,728 and 35,100,961 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	3.5	3.5
Additional paid-in capital	148.0	146.4
Accumulated other comprehensive income	19.0	26.8
Accumulated deficit	(89.0)	(89.8)
Total stockholders’ equity	81.5	86.9
Total liabilities and stockholders’ equity	$88.8	$114.0

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Royalty revenue and milestones	$5.5	$8.1	$12.0	$14.1
Revenue from services	0.4	21.4	8.5	46.1
Other	-	-	-	0.1
Total revenue	5.9	29.5	20.5	60.3

Operating expense:
Cost of revenue	0.3	19.3	3.6	41.4
Research and development	4.8	4.1	14.5	11.3
General and administrative	3.2	2.5	8.2	8.0
Foreign exchange (gain) loss	(3.7)	0.4	(6.5)	0.6
Loss on disposal of assets	0.2	-	0.2	-
Total operating expense	4.8	26.3	20.0	61.3
Income (loss) from operations	1.1	3.2	0.5	(1.0)

Non-operating income:
Interest income	0.1	-	0.3	0.1
Total non-operating income	0.1	-	0.3	0.1

Income (loss) before tax	1.2	3.2	0.8	(0.9)
Income tax benefit	-	-	-	0.1
Net income (loss)	$1.2	$3.2	$0.8	$(0.8)

Basic net income (loss) per share	$0.03	$0.09	$0.02	$(0.03)
Diluted net income (loss) per share	$0.03	$0.09	$0.02	$(0.03)

Basic weighted-average shares outstanding	35,105,978	33,890,470	35,102,609	30,127,156
Diluted weighted-average shares outstanding	35,143,178	34,260,715	35,127,013	30,127,156

Comprehensive (loss) income:
Net income (loss)	$1.2	$3.2	$0.8	$(0.8)
Exchange differences on translation of foreign operations	(2.7)	1.3	(7.7)	0.6
Change in fair value of available for sale investments	-	-	(0.1)	-
Total comprehensive income (loss)	$(1.5)	$4.5	$(7.0)	$(0.2)

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock			Treasury Shares			Accumulated
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at July 1, 2014	35,100,961	$3.5	$146.4	-	$-	$(89.8)	$26.8	$86.9
Exchange differences on translation of foreign operations	-	-	-	-	-	-	(7.7)	(7.7)
Change in fair value of investments	-	-	-	-	-	-	(0.1)	(0.1)
Net income	-	-	-	-	-	0.8	-	0.8
Restricted stock units, net	23,767	-	-	-	-	-	-	-
Share-based compensation	-	-	1.6	-	-	-	-	1.6
Balances at March 31, 2015	35,124,728	$3.5	$148.0	-	$-	$(89.0)	$19.0	$81.5

See accompanying notes to the financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Nine Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$0.8	$(0.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.1	1.4
Share-based compensation	1.6	1.4
Loss recorded on disposal of assets	0.2	-

Change in operating assets and liabilities:
Accounts receivables	5.8	(25.3)
Prepaid expenses and other current assets	(0.2)	1.3
Deferred revenue	-	(0.2)
Accounts payable and accrued expenses	(17.4)	10.5
Accrued severance obligations	(1.7)	(2.2)

Net cash used in operating activities	(9.8)	(13.9)

Cash flows from investing activities:
Purchases of short and long-term investments	(9.9)	-
Call redemption of long-term investments	6.9	-
Proceeds from sale of property and equipment	0.4	-
Purchases of property and equipment	(0.1)	(0.2)

Net cash used in investing activities	(2.7)	(0.2)

Cash flows from financing activities:
Issuance of common stock	-	26.8

Net cash received from financing activities	-	26.8

Decrease in cash and cash equivalents	(12.5)	12.7
Cash and cash equivalents at beginning of period	81.7	66.8
Effects of exchange rate movements on cash and cash equivalents	(7.7)	0.6

Cash and cash equivalents at end of period	$61.5	$80.1

See accompanying notes to these financial statements.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

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

The Company is currently focused on developing oral, small molecule antiviral compounds to treat a number of respiratory-related infections. The Company recently initiated a Phase 2b clinical trial (named SPIRITUS), which is a randomized, double-blind, placebo-controlled dose-ranging study of BTA-798, also known as vapendavir, in moderate and severe asthmatic patients at risk of loss of asthma control and exacerbations due to presumptive human rhinovirus (“HRV”) infection. The Company has successfully completed two other Phase 2 trials of vapendavir to-date. In addition, the Company is developing laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”) for the treatment of influenza A and B. On August 1, 2014, the Company reported top-line safety and efficacy results from a randomized, double-blind, placebo-controlled, parallel-arm Phase 2 clinical trial (named IGLOO), comparing the safety and efficacy of a 40 mg and an 80 mg dose of laninamivir octanoate to placebo. As compared to placebo, neither the 40 mg nor the 80 mg cohort achieved a statistically significant reduction in the median time to alleviation of all influenza associated symptoms, the primary endpoint, as measured by the Flu-iiQ patient-recorded outcome questionnaire. Certain important secondary endpoints, including quantitative viral shedding, and secondary bacterial infections, as well as the time to alleviation of systemic symptoms, did achieve statistically significant results for laninamivir octanoate treated cohorts compared to placebo.

In addition to these Phase 2 clinical-stage development programs, the Company is also developing orally bioavailable F and non-F protein compounds for the treatment of respiratory syncytial virus (“RSV”) infections in children, the elderly and immune-compromised patients. The Company recently completed the requisite preclinical studies needed to support the filing of an investigational new drug application (“IND”) for BTA-C585, its lead compound from our F-protein inhibitor program.

In March 2011, the Company was awarded a contract from the U.S. Office of Biomedical Advanced Research and Development Authority (“BARDA”) designed to provide up to $231 million in support of the development and submission for a New Drug Application (“NDA”) for laninamivir octanoate for the treatment of influenza A and B infections in the United States. On May 7, 2014, the U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (“ASPR”) and BARDA notified the Company of its decision to terminate the contract for the convenience of the U.S. Government. The Company continues to work with BARDA to close out this contract, which involves finalizing invoices and billings and negotiating a final equitable termination settlement.

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

The Company plans to continue to finance its operations with (i) its existing cash, cash equivalents and investments, (ii) proceeds from existing or potential future royalty-bearing licenses or collaborative research and development arrangements, (iii) future equity and/or asset/debt financings, or (iv) other financing arrangements. The Company’s ability to continue to support its operations is dependent, in the near-term, upon managing its cash resources, continuing to receive royalty revenue under existing licenses, receiving final reimbursements from BARDA related to the close-out of its terminated contract, entering into future collaboration, license or commercialization agreements, successfully developing its product candidates, executing future financings and ultimately, upon obtaining approval of its products for sale and achieving positive cash flows from operations on a consistent basis. There can be no assurance that additional capital or funds will be available on terms acceptable to the Company, if at all, or that the Company will be able to enter into collaboration, license or commercialization agreements in the future, or that the Company will ever generate significant product revenue and become operationally profitable on a consistent basis.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All material adjustments considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 30, 2014.

The unaudited interim consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the nine months ended March 31, 2015 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2015. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 30, 2014.

The Company’s significant accounting policies have not changed since June 30, 2014, except as outlined below:

Recent Accounting Standards

In August 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this Accounting Standards Update will have on its consolidated financial statements.

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

(3)	Fair Value Measurements

As per U.S. GAAP, a fair value hierarchy has been established which requires the Company to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2015 and June 30, 2014, by level, within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

The Company’s long-term and short-term investments have been classified as Level 2, which have been initially valued at the transaction price and subsequently revalued at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily. There have been no transfers of assets or liabilities between the fair value measurement classifications during the periods presented.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2015
Cash equivalents	$21.2	$21.2	$—	$—
Short-term investments available-for-sale	12.0	—	12.0	—
Long-term investments available-for-sale	0.9	—	0.9	—
Total	$34.1	$21.2	$12.9	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2014
Cash equivalents	$36.9	$36.9	$—	$—
Long-term investments available-for-sale	10.0	—	10.0	—
Total	$46.9	$36.9	$10.0	—

Cash equivalents consist primarily of money market funds. Short-term investments consist of securities with a maturity less than 365 days from the date of acquisition. Long-term investments consist of securities classified as available-for-sale and have maturities greater than 365 days from the date of acquisition. The Company’s short and long investments consist of U.S. agency securities, U.S. Treasury securities, and corporate notes.

The Company has had no realized gains or losses from the sale of investments for the nine months ended March 31, 2015. The following table shows the unrealized gains and losses and fair values for those investments as of March 31, 2015 and June 30, 2014, aggregated by major security type:

		Unrealized	Unrealized
	At Cost	Gains	(Losses)	At Fair Value
March 31, 2015
Money market funds	$21.2	$—	$—	$21.2
Debt securities of U.S. government agencies	2.5	—	—	2.5
U.S. Treasury securities	7.6	—	(0.1)	7.5
Corporate Securities	2.9	—	—	2.9
Total	$34.2	$—	$(0.1)	$34.1

		Unrealized	Unrealized
	At Cost	Gains	(Losses)	At Fair Value
June 30, 2014
Money market funds	$36.9	$—	$—	$36.9
Debt securities of U.S. government agencies	4.9	—	—	4.9
U.S. Treasury securities	5.1	—	—	5.1
Total	$46.9	$—	$—	$46.9

As of March 31, 2015 and June 30, 2014, the Company had investments in an unrealized loss position. The Company has determined that the unrealized losses on these investments at March 31, 2015 and June 30, 2014 are temporary in nature and expects the securities to mature at their stated maturity principal.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

(4)	Accrued Expenses

Accrued expenses consist of the following (in millions):

	March 31, 2015	June 30, 2014

Professional Fees	$0.9	$1.0
Salary and benefits	1.5	0.4
Clinical, Preclinical and Manufacturing	1.6	0.8
Other accrued	0.5	1.2
Total accrued expenses and other liabilities	$4.5	$3.4

(5)	Net Income (Loss) per share

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

The following table sets forth the computation of historical basic and diluted net income (loss) per share.

	Three Months Ended March 31 ,
	2015	2014

Net income (in millions)	$1.2	$3.2
Weighted-average shares outstanding	35,105,978	33,890,470
Dilutive effect of stock options	37,200	370,245
Shares used to compute diluted earnings per share	35,143,178	34,260,715
Basic net income (loss) per share	$0.03	$0.09
Diluted net income (loss) per share	$0.03	$0.09

	Nine Months Ended March 31 ,
	2015	2014

Net income (loss) (in millions)	$0.8	$(0.8)
Weighted-average shares outstanding	35,102,609	30,127,156
Dilutive effect of stock options	24,404	-
Shares used to compute diluted earnings per share	35,127,013	30,127,156
Basic net loss per share	$0.02	$(0.03)
Diluted net loss per share	$0.02	$(0.03)

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

(6)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a worldwide royalty-bearing research and license agreement with GlaxoSmithKline (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive basis and is entitled to receive a royalty of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. The Relenza® patent portfolio is scheduled to expire as follows: December 2014 in the U.S., May 2015 in Australia and the major countries of the European Union (“EU”), and July 2019 in Japan. On August 25, 2014, GSK filed an appeal to the United States Patent Trial Appeal Board in relation to U.S. Patent Application No. 08/737,141. GSK has verified that the Company will continue to receive royalties on the net sales of Relenza® in the United States beyond December 2014 to the extent that this patent application remains pending or is ultimately issued. On March 19, 2015, the Company reported that the United States Patent Trial and Appeal Board had issued a decision denying the appeal and affirming the Examiner’s prima facie case of obviousness rejection under 35 United States Code (“U.S.C.”) 103(a). On May 7, 2015, the Company reported that it has filed a request with the United States Patent Trial and Appeal Board for a rehearing in relation to this pending patent application. The Company is unable at this time to determine the duration or the outcome of this appeal process, or how long this patent application will remain pending.

The Company also generates royalty revenue from the sale of laninamivir octanoate, which Daiichi Sankyo markets as Inavir® in Japan pursuant to a commercialization agreement that the Company entered into with Daiichi Sankyo in 2009. In September 2010, laninamivir octanoate (Inavir®) was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. In December 2013, Inavir® was also approved in Japan for the prevention of influenza in adults and children. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn additional sales milestone payments. Under the a collaboration and license agreement entered into in 2003, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on laninamivir octanoate in Japan generally expire in 2024.

Collaborative and contract arrangements

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the development of laninamivir octanoate on a cost-plus-fixed-fee basis, the total of which was not to exceed $231.2 million. BARDA is part of the U.S. Office of the ASPR within the HHS. The BARDA contract was designed to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a NDA with the FDA for laninamivir octanoate. The performance period of the BARDA contract commenced on March 31, 2011, and was intended to continue for five years. On May 7, 2014 HHS/ASPR/BARDA notified the Company of its decision to terminate the contract for the convenience of the U.S. Government. The Company has been and continues to work with ASPR/BARDA to close out this contract, which at this time involves negotiating a final equitable termination settlement.

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

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended March 31,
	2015	2014
	(in millions)
Royalty revenue – Relenza®	$3.0	$4.2
– Inavir®	2.5	3.9
Revenue from services	0.4	21.4
Milestones and other revenue	-	-
Total revenue	$5.9	$29.5

	Nine Months Ended March 31,
	2015	2014
	(in millions)
Royalty revenue – Relenza®	$7.3	$9.7
– Inavir®	4.8	4.4
Revenue from services	8.4	46.1
Milestones and other revenue	-	0.1
Total revenue	$20.5	$60.3

(7)	Share-based Compensation

For the three months ended March 31, 2015 and 2014, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.6 million and $0.5 million, respectively. For the nine months ended March 31, 2015 and 2014, the Company recorded share-based compensation expense related to grants from equity incentive plans of $1.6 million and $1.4 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three and nine months ended March 31, 2015 and 2014.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted-average risk-free interest rate	1.20%	1.60%	1.70%	1.50%
Dividend yield	—	—	—	—
Expected weighted-average volatility	.78	.78	.82	.78
Expected weighted-average life of options (years)	6.0	6.0	6.0	6.0
Weighted-average fair value of options granted	$1.59	$4.22	$1.67	$3.12

The risk-free interest rate is based on the expected life of the option and the corresponding U.S. Treasury bond, which in most cases is the five year U.S. Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly-traded common stock.

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

A summary of the Company’s outstanding stock option activity for the nine months ended March 31, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value($000)
			(In Years)
Balance at June 30, 2014	2,463,369	$9.09
Granted	1,355,000	2.44
Exercised	—	—
Forfeited or expired	(447,777)	10.00
Balance at March 31, 2015	3,370,592	$6.30	8.08	$-

In August 2014, the Company's Board of Directors made a determination that a performance-based milestone was not achieved and as a result, 413,675 performance-based stock options previously issued during fiscal 2014 would not vest and were cancelled.

The total intrinsic value of stock options exercised during the three month period ended March 31, 2015 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

The following tables summarize information relating to outstanding and exercisable options as of March 31, 2015:

			March 31, 2015
			Outstanding
			Weighted Average			Exercisable
			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
				(In Years)
$2.20	—	$2.40	195,000	9.61	$2.33	—	$—
$2.45	—	$2.45	1,035,000	9.50	2.45	—	—
$2.47	—	$4.05	605,000	8.82	3.18	86,250	3.96
$4.07	—	$75.81	1,535,592	6.43	10.62	1,058,813	13.45
			3,370,592	8.08	$6.30	1,145,063	12.74

Restricted and Market Stock Units (“MSUs”). A summary of the Company’s outstanding restricted stock and MSU activity for the nine months ended March 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2014	261,447	$3.98
Awarded	40,000	2.45
Released	—	—
Forfeited	(52,702)	4.01
Balance at March 31, 2015	248,745	$3.72

Biota Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
(for the quarterly period ended March 31, 2015)

In December 2013, the Company awarded 108,183 MSUs to employees that may vest on January 1, 2017. The vesting of these outstanding awards is subject to the respective employee’s continued employment through this settlement period. Further, the number of MSUs granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving the Company’s stock price. The number of MSUs actually earned, if any, is determined upon the vesting of the award. Participants may ultimately earn between 0% and 250% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

As of March 31, 2015 there was $4.1 million of unrecognized share-based compensation expense related to all unvested share-based awards. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures. This balance is expected to be recognized over a weighted-average period of approximately two years.

(8)	Restructuring Charges

The Company recognizes restructuring charges when a plan that materially changes the scope of its business or the manner in which that business is conducted is adopted and communicated to the impacted parties, and the expenses have been incurred or are reasonably estimable.

Fiscal 2014 Restructuring Activity

In the fourth quarter of fiscal 2014, the Company announced restructuring actions as a result of the termination of the BARDA contract for the convenience of the U.S. Government, including the closure of its operations in Melbourne, Australia.

The following is a reconciliation of the beginning and ending balances of the restructuring liability:

	Balance at			Balance at
	June 30,			March 31,
Fiscal 2014 Restructuring Plans:	2014	Provision	Payments	2015
Severance and employment costs	2.0	-	(1.6)	0.4
Other charges related to office closure	0.0	0.3	-	0.3
Total restructuring costs	$2.0	$0.3	$(1.6)	$0.7

During the third quarter of fiscal 2015, the Company recognized a provision $0.3 million for its leased facility in Melbourne, Australia due to its ceased use. As a result of the office closure, the Company sold and disposed of equipment within the facility and recognized a loss $0.2 million and received proceeds from the sale of $0.4 million. The remaining severance and other employment costs of approximately $0.4 million and $0.3 million related to the office closure are scheduled to be paid by the end of fiscal 2015.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	the time frame in which we may fully enroll and report top line-data from the Phase 2 SPIRITUS clinical trial of vapendavir;
●	the amount and timing of proceeds we believe we are entitled to receive under our terminated contract with the Biomedical Advanced Research and Development Authority (“BARDA”);
●	the anticipated time to file an investigational new drug application (“IND”) for BTA-C585 and initiate a Phase 1 clinical trial;
●	the timing of the acquisition of Anaconda Pharma and the initiation of a Phase 2b clinical trial for AP611074;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
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

These forward looking statements are subject to key risks and uncertainties including, without limitation: we, the U.S. Food and Drug Administration (“FDA”) or a similar foreign regulatory agency, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating the clinical development of vapendavir, BTA-C585, laninamivir octanoate, AP611074 or any of our clinical development programs at any time for a lack of safety, tolerability, biologic activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; our ability to successfully negotiate an acceptable final termination settlement with BARDA; and ability to successfully complete and file an IND for BTA-C585; the Argentine National Administration of Drugs, Foods and Medical Devices (“ANMAT”) delaying, imposing additional conditions, requiring additional studies or not approving the current Phase 2 protocol for AP611074; our ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to support and complete our preclinical studies or clinical trials on a timely basis; our ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management, contract manufacturing and other similar vendors who we outsource many of our activities to and rely on to assist us in the design, development and implementation of the development of our product candidates; our third-party contract research, data management and manufacturing organizations fulfilling their contractual obligations on a timely basis or otherwise performing satisfactorily in the future; GlaxoSmithKline (“GSK”) and Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our respective royalty-bearing license agreements with them in the future; our ability to maintain, protect or defend our proprietary intellectual property rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations ; the condition of the equity and debt markets and our ability to raise sufficient funding in such markets; changes in general economic business or competitive conditions related to our industry or product candidates; and other statements contained elsewhere in this in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K .

There may be events in the future that we are unable to predict accurately, or over which we have no control. You should completely read this Form 10-Q and the documents that we reference herein that have been filed or incorporated by reference as exhibits and with the understanding that our actual future results may be materially different from what we expect. Our business, financial condition, results of operations, and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have an obligation under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Biota is a registered trademark of Biota Pharmaceuticals, Inc., Relenza ® is a registered trademark of GlaxoSmithKline plc, and Inavir ® is a registered trademark of Daiichi Sankyo Company, Ltd.

References to “we,” “us,” and “our” refer to Biota Pharmaceuticals, Inc. and its subsidiaries.

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and nine months ended March 31, 2015, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are a biopharmaceutical company focused on the discovery and development of products to prevent and treat serious and potentially life-threatening infectious diseases. We have recently initiated a Phase 2b clinical trial (named SPIRITUS), which is a randomized, double-blind, placebo-controlled dose-ranging study for BTA-798, also known as vapendavir, in moderate –to-severe asthmatic patients at risk of loss of asthma control and exacerbations due to presumptive human rhinovirus (“HRV”) infection. We have successfully completed two other Phase 2 trials of vapendavir to date. In addition we are developing laninamivir octanoate, a long-acting neuraminidase inhibitor (“NI”), for the treatment of influenza A and B. On August 1, 2014, we reported top-line safety and efficacy results from a randomized, double-blind, placebo-controlled, parallel-arm Phase 2 clinical trial (named IGLOO) comparing the safety and efficacy of a 40 mg and an 80 mg dose of laninamivir octanoate to placebo. As compared to placebo, neither the 40 mg nor the 80 mg cohort achieved a statistically significant reduction in the median time to alleviation of all influenza associated symptoms, the primary endpoint, as measured by the Flu-iiQ patient-recorded outcome questionnaire. Certain important secondary endpoints, including quantitative viral shedding, and secondary bacterial infections, as well as the time to alleviation of systemic symptoms, did achieve statistically significant results for laninamivir octanoate treated cohorts compared to placebo.

In addition to these Phase 2 clinical-stage development programs, we are also developing orally bioavailable F and non-F protein compounds for the treatment of respiratory syncytial virus (“RSV”) infections in children, the elderly and immune-compromised patients. We recently completed the requisite preclinical studies needed to support the filing of an IND for BTA-C585, our lead compound from our F-protein inhibitor program.

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

In March 2011, we were awarded a contract from BARDA designed to provide up to $231 million in support of the development and submission of a New Drug Application (“NDA”) for laninamivir octanoate for the treatment of influenza A and B infections in the U.S. On May 7, 2014, U.S. Department of Health and Human Services (“HHS”) office of the Assistant Secretary for Preparedness and Response (“ASPR”) and BARDA notified us of its decision to terminate the contract for the convenience of the U.S. Government. We continue to work with BARDA to close out this contract, which involves finalizing invoices and billings and negotiating a final equitable termination settlement.

Although several of our influenza product candidates have been successfully developed and commercialized to-date by other larger pharmaceutical companies under license, collaboration or commercialization agreements with us, we have not independently developed or received regulatory approval for any product candidate, and we do not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that we may not successfully derive any significant product revenues from any product candidates that we are developing now, or may develop in the future. We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates. Also, due to the termination of our contract with BARDA in May 2014, we anticipate that our revenue from service and cost of revenue will decline substantially in fiscal 2015 as compared to recent historical levels and will not recur in fiscal 2016.

We plan to continue to finance our operations with (i) our existing cash, cash equivalents and investments, (ii) proceeds from existing or potential future royalty-bearing licenses or collaborative research and development arrangements, (iii) future equity and/or asset/debt financings, or (iv) other financing arrangements. Our ability to continue to support our operations is dependent, in the near-term, upon us managing our cash resources, receipt of royalty revenue under our existing licensees, entering into future collaboration, license or commercialization agreements, successfully developing our product candidates, executing future financings and ultimately, upon obtaining approval of our products for sale and achieving positive cash flows from operations on a consistent basis. There can be no assurance that additional capital or funds will be available on terms acceptable to us, if at all, or we will be able to enter into collaboration, license or commercialization agreements in the future, or that we will ever generate significant product revenue and become operationally profitable on a consistent basis.

Recent Corporate Developments

Anaconda Pharma Acquisition Approved by French Ministry of Finance and Economics.

On May 7, 2015, we reported that we have received approval from the French Ministry of Finance and Economics for our proposed acquisition of Anaconda Pharma, which was one of the closing conditions for this transaction. Anaconda Pharma is a privately-held biotechnology company based in Paris, France, whose lead candidate, AP611074, is a patented, direct-acting antiviral with activity against human papillomavirus (“HPV”) types 6 and 11. AP611074 is in development for the treatment of condyloma, or anogenital warts, as well as recurrent respiratory papillomatosis (“RRP”). Anaconda Pharma has successfully completed a Phase 2a clinical trial of AP611074 (5% gel), which demonstrated a significant reduction in the surface area of condyloma while exhibiting favorable local skin tolerability.

Under the terms of the definitive agreement, which was announced in February 2015, all of Anaconda Pharma's outstanding shares will be acquired for 3.5 million shares of our common stock and $8.0 million in cash, subject to certain closing and post-closing adjustments. We intend to fund the cash portion of the purchase price with cash on hand. The transaction also includes additional contingent financial consideration of (i) up to $30.0 million, which is based on the successful achievement of certain future clinical and regulatory milestones, and (ii) a royalty. The closing of the transaction, which is expected to occur within the quarter, is subject to the finalization of other closing conditions, including approval of the proposed Phase 2 protocol from the Argentine National Administration of Drugs, Foods and Medical Devices (“ANMAT”).

Vapendavir Phase 2b SPIRITUS Trial Actively Enrolling

On May 7, 2015, we reported that we are actively screening and dosing patients in a Phase 2b SPIRITUS trial of vapendavir at 58 clinical sites in the U.S. and Central Europe. In March 2015, we reported the initiation of this trial, the goal of which is to enroll approximately150 laboratory-confirmed human rhinovirus (“HRV”) infected patients with moderate-to-severe asthma over the next year and to report top-line data in mid-2016. The primary endpoint of this multi-center, randomized, double-blind, placebo-controlled dose-ranging study is the change from baseline to study day 14 in asthma symptoms and lung function as measured by the asthma control questionnaire (“ACQ”)-6 total score. Key secondary endpoints include safety and tolerability, lung function assessments such as forced expiratory volume in one second (“FEV1”), incidence of asthma exacerbations, assessments of the severity and duration of cold symptoms as measured by the Wisconsin Upper Respiratory Symptom Survey-21 (“WURSS-21”) and virological assessments such as changes in viral load.

BTA-C585 Phase 1 Trial Planned for Q3 2015

On May 7, 2015, we reported that we have successfully completed the good laboratory practice (“GLP”) studies required to support an IND application for our RSV fusion inhibitor, BTA-C585. We intend to file the IND application later this quarter and initiate a Phase 1 single ascending dose trial in the third quarter of 2015.

Relenza® Related Intellectual Property Status

On May 7, 2015, we reported we have filed a request for rehearing with the U.S. Patent Trial and Appeal Board in relation to the pending patent application No. 08/737,141 related to Relenza®. On March 19, 2015, we reported that the U.S. Patent Trial and Appeal Board had issued a decision affirming the Examiner’s prima facie case of obviousness rejection under 35 United States Code (“U.S.C.”) 103(a).

Restructuring Plan Completed. On May 7, we reported that we had fully completed a previously announced (June 2014) restructuring plan and all activities related to the closure of our Melbourne, Australia operation and facilities.

Laninamivir Octanoate (LANI)

On May 7, 2015, we reported that we are planning a Type C meeting with the FDA to discuss clinical development strategy for LANI.  A detailed briefing document will be prepared to outline the proposed primary endpoints and acceptable patient reported outcome tools for use in prospective registration trials of LANI to treat uncomplicated influenza. We anticipate filing the Type C meeting request later this quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Results of Operations discusses our financial results, which (except to the extent described in the Notes thereto) have been presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Three months ended March 31, 2015 and March 31, 2014

Summary. For the three months ended March 31, 2015, we reported a net income of $1.2 million, as compared to a net income of $3.2 million in the same period of the prior fiscal year. This $2.0 million decrease in net income was primarily due to a $23.6 million decrease in revenue, a $0.7 million increase in research and development expense, a $0.7 million increase in general and administrative expense and a loss on disposal of assets of $0.2 million, offset in part by a $19.0 million decrease in cost of revenue, a $4.1 million increase in foreign exchange gain and $0.1 increase in interest income. Basic and diluted net income per share was $0.03 for the three month period ended March 31, 2015, as compared to a basic and diluted income per share of $0.09 in the same period of 2014.

Revenue. Revenue decreased to $5.9 million for the three months ended March 31, 2015 from $29.5 million for the same period in 2014. The following table summarizes the key components of our revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	(in millions)
	2015	2014

Royalty revenue – Relenza®	$3.0	$4.2
– Inavir®	2.5	3.9
Revenue from services	0.4	21.4
Revenue grants and other	-	-
Total revenue	$5.9	$29.5

Royalty revenue decreased primarily due to lower sales of Inavir® in Japan, which is marketed by Daiichi Sankyo, and Relenza®, which is marketed worldwide by GSK. Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014 for the convenience of the U.S. Government related to the development of laninamivir octanoate, offset in part by revenue related to the finalization of contract activities for the laninamivir octanoate program.

Cost of Revenue. Cost of revenue decreased to $0.3 million for the three months ended March 31, 2015 from $19.3 million for the same period in 2014. The following table summarizes the components of our cost of revenue for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	(in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$0.3	$18.1
Salaries, benefits and share-based compensation expenses	-	1.1
Other expenses	-	0.1
Total cost of revenue expense	$0.3	$19.3

Direct preclinical, clinical and product development expense decreased due to the lower direct third-party clinical costs incurred associated with the development of laninamivir octanoate under the terminated BARDA contract in May 2014. Salaries, benefits and share-based compensation expense decreased primarily as a result of our personnel no longer being allocated to work under the BARDA contract. Other expenses decreased due to reduction in miscellaneous costs as a result of the termination of the BARDA contract.

Research and Development Expense. Research and development expense increased to $4.8 million for the three months ended March 31, 2015 from $4.1 million for the same period in 2014. The following table summarizes the components of our research and development expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	(in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$2.7	$1.2
Salaries, benefits and share-based compensation expenses	1.2	1.5
Other expenses	0.1	0.7
Depreciation and facility related expenses	0.8	0.7
Total research and development expense	$4.8	$4.1

Direct preclinical, clinical and product development expense increased largely due to the Phase 2 SPIRITUS clinical trial of vapendavir and the finalizing IND-enabling studies associated with BTA-C585, our lead RSV compound. Salaries, benefits and share-based compensation decreased primarily due to reductions in personnel working on other research activities. Other expenses decreased due to lower research and intellectual patent filing expenses on other product candidates.

General and Administrative Expense. General and administrative expense increased to $3.2 million for the three months ended March 31, 2015 from $2.5 million for the same period in 2014. The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31
	(in millions)
	2015	2014

Salaries, benefits and share-based compensation expenses	$1.6	$1.4
Professional and legal fees expenses	0.8	0.4
Other expenses	0.8	0.7
Total general and administrative expense	$3.2	$2.5

Salaries, benefits and share-based compensation expenses increased as a result of higher share-based compensation and potential performance-based incentive compensation. Professional and legal fees increased primarily due to higher professional and legal expenses related to our pending acquisition of Anaconda Pharma. Other expenses increased primarily due to higher insurance premiums as compared to the previous year.

Foreign Exchange Gain, (Loss) net. Foreign exchange changed from a loss to a gain due to the appreciation of the U.S. dollar as compared to the Australian dollar during the three month period ended March 31, 2015 and the related translation of those foreign currency balances and transactions in our subsidiaries that have a different functional currency than the U.S. reporting currency on our statement of operations. The vast majority of our cash holdings in our foreign subsidiaries are held in the U.S. dollar. We also translate all of the assets and liabilities of our non-U.S. subsidiaries at the period-end exchange rate and the net effect of these translation adjustments is shown on our condensed consolidated balance sheet as a component of stockholders’ equity.

Interest Income. Interest income increased due to us having a greater amount of investments this year as compared to last and the related yield earned on those investments.

Nine months ended March 31, 2015 and March 31, 2014

Summary. For the nine months ended March 31, 2015, we reported net income of $0.8 million, as compared to a net loss of $0.8 million in the same period of 2014. The $1.6 million change in net loss to net income in 2015 was primarily due to a $37.8 million decrease in the cost of revenue, a $7.1 million change in foreign exchange from a loss to a gain, and a $0.2 million increase in interest income, offset in part by a $39.8 million decrease in revenue, a $3.2 million increase in research and development expense, a $0.2 million increase in general and administrative expense and a $0.2 million loss on disposal of assets. Basic and diluted net income per share were $0.02 for the nine month period ended March 31, 2015 as compared to a basic and diluted net loss per share of $0.03 in the same period of 2014.

Revenue. Revenue substantially decreased to $20.5 million for the nine months ended March 31, 2015 from $60.3 million for the same period in 2014. The following table summarizes the key components of our revenue for the nine months ended March 31, 2015 and 2014:

	Nine Months Ended December 31
	(in millions)
	2015	2014

Royalty revenue – Relenza®	$7.3	$9.7
– Inavir®	4.7	4.4
Revenue from services	8.5	46.1
Revenue grants and other	-	0.1
Total revenue	$20.5	$60.3

Royalty revenue decreased primarily due to lower sales of Relenza®, which is marketed worldwide by GlaxoSmithKline, offset in part by slightly higher sales of Inavir® in Japan, which is marketed by Daiichi Sankyo. Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014 for the convenience of the U.S. Government, offset in part by a partial settlement of $4.7 million for costs associated with the Phase 2 IGLOO clinical trial for laninamivir octanoate and revenue related to the finalization of contract activities for the laninamivir octanoate program. Revenue from grants and other decreased due to a decrease in grant-related research activities.

Cost of Revenue. Cost of revenue decreased to $3.6 million for the nine months ended March 31, 2015 from $41.4 million for the same period in 2014. The following table summarizes the components of our cost of revenue for the nine months ended March 31, 2015 and 2014.

	Nine Months Ended March 31
	(in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$3.3	$37.5
Salaries, benefits and share-based compensation expenses	0.2	3.5
Other expenses	0.1	0.4
Total cost of revenue	$3.6	$41.4

Direct preclinical, clinical and product development expense decreased substantially due to the lower direct third-party clinical costs incurred associated with Phase 1 and 2 clinical trials and manufacturing activities for the laninamivir octanoate program under the terminated BARDA contract in May 2014. Salaries, benefits and share-based compensation expense decreased primarily as a result of lower personnel being allocated to work under the BARDA contract. Other expenses decreased due to a reduction in miscellaneous costs as a result of the termination of the BARDA contract.

Research and Development Expense. Research and development expense increased to $14.5 million for the nine months ended March 31, 2015 from $11.3 million for the same period in 2014. The following table summarizes the components of our research and development expense for the nine months ended March 31, 2015 and 2014.

	Nine Months Ended March 31
	(in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$7.2	$2.2
Salaries, benefits and share-based compensation expenses	4.7	5.6
Other expenses	0.6	1.5
Depreciation and facility related expenses	2.0	2.0
Total research and development expense	$14.5	$11.3

Direct preclinical, clinical and product development expense increased due largely to an increase in clinical costs associated with the Phase 2 SPIRITUS clinical trial of vapendavir and preclinical costs related to conducting the IND-enabling studies associated with BTA-C585, our RSV fusion inhibitor. Salaries, benefits and share-based compensation decreased primarily due to reductions in personnel working on other research activities. Other expenses decreased due to lower other research activities and intellectual patent filing expenses on product candidates.

General and Administrative Expense. General and administrative expense increased to $8.2 million for the nine months ended March 31, 2015 from $8.0 million for the same period in 2014. The following table summarizes the components of our general and administrative expense for the nine months ended March 31, 2015 and 2014.

	Nine Months Ended March 31
	(in millions)
	2015	2014

Salaries, benefits and share-based compensation expenses	$4.4	$4.3
Professional and legal fees expenses	1.6	1.4
Other expenses	2.2	2.3
Total general and administrative expense	$8.2	$8.0

Salaries, benefits and share-based compensation expenses increased slightly due to higher share-based compensation and potential incentive compensation. Professional and legal fees increased primarily due to higher professional and legal expenses related to general legal matters throughout the year and our pending acquisition of Anaconda Pharma. Other expenses decreased primarily due to lower amortization expenses, offset in part by higher insurance premiums.

Foreign Exchange (Gain), Loss. Foreign exchange (gain) loss changed from a loss to a gain due to the appreciation of the U.S. dollar as compared to the Australian dollar during the nine month period ended March 31, 2015 and the related translation of foreign currency balances and transactions in our subsidiaries that have a different functional currency than the reporting currency on our statement of operations. The vast majority of our cash holdings in our foreign subsidiaries are held in the U.S. dollar. We also translate all of the assets and liabilities of our non U.S. subsidiaries at the period-end exchange rate and the net effect of these translation adjustments is shown on our condensed consolidated balance sheet as a component of stockholders’ equity.

Interest Income. Interest income increased due to the Company having a greater amount of cash and investments during fiscal 2015 as compared to 2014, and the related yield earned on those investments.

 LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2015, cash and cash equivalents decreased by $12.5 million and for $7.7 million for the effects of exchange rate movements on cash and cash equivalents. This decrease was primarily the result of the use of cash for operating activities during the period and the purchase of additional liquid short-term and long-term investments.

Net cash used in operating activities was $9.8 million for the nine months ended March 31, 2015, which reflected a net decrease in operating liabilities of $19.1 million, offset in part by our net income during the period of $0.8 million, a decrease in net operating assets of $5.6 million, non-cash charges for share-based compensation and depreciation of $2.7 million and loss on disposal of assets of $0.2 million.

Our net income resulted largely from our royalty revenues, foreign exchange gain, contract service income and interest income, offset largely by our funding of research and development activities including basic research, conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, and ongoing general and administrative expenses. The net changes in operating assets and liabilities reflects a $17.4 million decrease in accounts payable and accrued expenses and a decrease of $1.7 million in accrued severance obligations and a $0.2 million increase in prepaid expenses, offset in part by a $5.8 million decrease in accounts receivable.

Net cash used in investing activities during the nine months ended March 31, 2015 consisted of $9.9 million for purchases of short-term and long-term investments and $0.4 million of proceeds received from the sale of assets, offset in part by the call redemption of long-term investments of $6.9 million and purchases of property and equipment of $0.1 million.

At March 31, 2015, our cash and cash equivalents totaled $61.5 million, not including our short and long-term investments of $12.9 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. and Australian banks. Our short-term and long-term investments consist primarily of U.S. treasury securities, U.S. government agency securities and corporate securities.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

●	whether or not we finalize an appropriate final equitable termination settlement with BARDA and the timing of receiving those payments;

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials:

●	the variability, timing and costs associated with conducting preclinical studies, and the results of those studies;

●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;

●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

●	the scope and size of our research and development efforts;

●

our pursuit, timing and the terms of any in-licensing, acquisition, co-development, and other similar collaborative clinical-stage development opportunities we may pursue in the future to better balance our pipeline;

●	the size and cost of our general and administrative function we may need to manage our operations, including the infrastructure to support being a publicly-traded company;

●	the timing of the acquisition of Anaconda and our plans for the Phase 2 trial for AP611074; and

●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical development and preclinical development of our product candidates, we believe that our existing cash and cash equivalents of $61.5 million, plus our liquid investments of $12.9 million as of March 31, 2015, along with the anticipated proceeds from existing royalty-bearing licenses and final proceeds from the close-out of our contract with BARDA, will enable us to operate for a period of at least 12 months from March 31, 2015.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from existing revenue from royalty-bearing arrangements. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates and operations, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset and debt financing, or any other financing vehicle. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: May 8, 2015	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell H. Plumb
Russell H. Plumb Executive Chairmen (Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello Vice President of Finance (Chief Accounting Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
2.1^+	Stock purchase agreement, dated February 25, 2015 between Biota Pharmaceuticals, Inc., each of the shareholders of Anaconda Pharma party thereto, and the Holder Representative thereunder	X

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

*	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Biota Pharmaceuticals, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

^	All exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

+	Confidential treatment has been requested with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.