Form 10-Q
period 2015-09-30
Biota Pharmaceuticals, Inc.
filed 2015-11-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at November 6, 2015 was 38,636,946 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except per and share amounts)

	September 30, 2015	June 30, 2015

ASSETS
Current assets
Cash and cash equivalents	$45.3	$44.7
Short-term investments	11.9	12.9
Accounts receivable	3.2	12.6
Prepaid and other current assets	0.8	0.6
Total current assets	61.2	70.8
Non-current assets:
Long-term investments	9.1	7.9
Property and equipment, net	0.2	0.2
Deferred tax asset	0.5	0.5
Total non-current assets	9.8	8.6
Total assets	$71.0	$79.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Contract payable (BARDA)	$-	$1.0
Accounts payable	2.9	1.9
Accrued expenses	3.1	5.3
Accrued severance obligations	-	0.1
Deferred tax liability	0.5	0.5
Short-term note payable	0.2	0.2
Total current liabilities	6.7	9.0
Non-current liabilities:
Long-term note payable, net of current portion	0.7	0.8
Other liabilities, net of current portion	0.1	0.1
Total liabilities	7.5	9.9

Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,636,946 and 38,609,086 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	3.9	3.9
Additional paid-in capital	156.2	155.6
Accumulated other comprehensive income	18.9	18.9
Accumulated deficit	(115.5)	(108.9)
Total stockholders’ equity	63.5	69.5
Total liabilities and stockholders’ equity	$71.0	$79.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,
	2015	2014
Revenue:
Royalty revenue and milestones	$1.7	$-
Revenue from services	-	0.7
Other	-	-
Total revenue	1.7	0.7

Operating expense:
Cost of revenue	-	1.7
Research and development	5.5	4.9
General and administrative	2.2	2.4
Foreign exchange loss (gain)	0.7	(1.3)
Total operating expense	8.4	7.7
Loss from operations	(6.7)	(7.0)

Non-operating income:
Interest income	0.1	0.1
Total non-operating income	0.1	0.1

Loss before income tax	(6.6)	(6.9)
Income tax benefit (expense)	-	-
Net loss	$(6.6)	$(6.9)

Basic net loss per share	$(0.17)	$(0.20)
Diluted net loss per share	$(0.17)	$(0.20)

Basic weighted-average shares outstanding	38,624,227	35,029,300
Diluted weighted-average shares outstanding	38,624,227	35,029,300

Comprehensive loss:
Net loss	$(6.6)	$(6.9)
Exchange differences on translation of foreign operations	-	(2.5)
Total comprehensive loss	$(6.6)	$(9.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances at June 30, 2015	38,609,086	$3.9	$155.6	$(108.9)	$18.9	$69.5
Net loss	-	-	-	(6.6)	-	(6.6)
Restricted stock units, net	27,860	-	-	-	-	-
Share-based compensation	-	-	0.6	-	-	0.6
Balances at September 30, 2015	38,636,946	$3.9	$156.2	$(115.5)	$18.9	$63.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Three Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6.6)	$(6.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	0.4
Share-based compensation	0.6	0.4

Change in operating assets and liabilities:
Accounts receivables	9.4	0.6
Prepaid expenses and other current assets	(0.2)	0.2
Accounts payable and accrued expenses	(2.2)	(5.7)
Accrued severance obligations	(0.1)	(0.6)

Net cash provided by (used in) operating activities	0.9	(11.6)

Cash flows from investing activities:
Purchases of short and long-term investments	(1.2)	(9.9)
Maturity of short-term investments	1.0	-

Net cash used in investing activities	(0.2)	(9.9)

Cash flows from financing activities:
Payment on note payable	(0.1)	-

Net cash used in financing activities	(0.1)	-

Increase (decrease) in cash and cash equivalents	0.6	(21.5)
Cash and cash equivalents at beginning of period	44.7	81.7
Effects of exchange rate movements on cash and cash equivalents	-	(2.5)

Cash and cash equivalents at end of period	$45.3	$57.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

(1)	Company Overview

Biota Pharmaceuticals, Inc., together with its wholly owned subsidiaries (“Biota”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has four product candidates in clinical development: vapendavir, an oral treatment for human rhinovirus (“HRV”) infections in moderate-to-severe asthmatics, currently being evaluated in an ongoing Phase 2b SPIRITUS trial; BTA074, a topical antiviral treatment in Phase 2 development for genital warts caused by human papillomavirus (“HPV”) types 6 & 11; BTA585, an oral fusion (“F”) protein inhibitor in Phase 1 development for the treatment of respiratory syncytial virus (“RSV”)-A and RSV-B infections; and laninamivir octanoate (“LANI”), a one-time, inhaled treatment in Phase 2 development for influenza A and B infections. The Company also has a preclinical RSV non-fusion inhibitor program. The Company was incorporated in the state of Delaware in 1969 and its corporate headquarters are located in Alpharetta, Georgia.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All material adjustments considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 11, 2015.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended September 30, 2015 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2016. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 11, 2015.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

The Company’s significant accounting policies have not changed since June 30, 2015, except as outlined below:

Recent Accounting Standards

In August 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact that this Accounting Standards update will have on its consolidated financial statements.

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

A fair value hierarchy has been established that requires the Company to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30 and June 30, 2015, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$6.1	$6.1	$—	$—
Short-term investments available-for-sale	11.9	11.9	—	—
Long-term investments available-for-sale	9.1	—	9.1	—

Total	$27.1	$18.0	$9.1	$—

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2015	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$6.3	$6.3	$—	$—
Short-term investments available-for-sale	12.9	12.9	—	—
Long-term investments available-for-sale	7.9	—	7.9	—

Total	$27.1	$19.2	$7.9	$—

Cash equivalents consist primarily of money market funds. Investments consist of U.S. agency securities, certificates of deposit, corporate securities and U.S. Treasury securities, classified as available-for-sale and have maturities greater than 365 days from the date of acquisition.

The Company had no realized gains or losses from the sale of investments for the three months ended September 30, 2015. The following table shows the unrealized gains and losses and fair values for those investments as of September 30 and June 30, 2015 aggregated by major security type:

(in millions)		Unrealized	Unrealized
September 30, 2015	At Cost	Gains	(Losses)	At Fair Value

Money market funds	$6.1	$—	$—	$6.1
Debt securities of U.S. government agencies	6.5	—	—	6.5
U.S. Treasury securities	9.5	—	—	9.5
Corporate notes	1.9	—	—	1.9
Certificates of deposit	3.1	—	—	3.1

Total	$27.1	$—	$—	$27.1

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

(in millions)		Unrealized	Unrealized
June 30, 2015	At Cost	Gains	(Losses)	At Fair Value

Money market funds	$6.3	$—	$—	$6.3
Debt securities of U.S. government agencies	6.5	—	—	6.5
U.S. Treasury securities	9.6	—	(0.1)	9.5
Corporate notes	2.9	—	—	2.9
Certificates of deposit	1.9	—	—	1.9

Total	$27.2	$—	$(0.1)	$27.1

As of September 30 and June 30, 2015, the Company had investments in an unrealized loss position below material disclosure thresholds in the table above. The Company has determined that the unrealized losses on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at September 30, 2015, will mature in over a two year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at September 30 and June 30, 2015. The fair value of our short and long term note payable, which is measured using Level 2 inputs, approximates book value, at September 30 and June 30, 2015.

(4)	Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	September 30, 2015	June 30, 2015

Professional fees	$0.7	$0.8
Salary and benefits	0.2	1.6
Research and development expenses	2.1	1.7
Other accrued expenses	0.1	1.2
Total accrued expenses and other liabilities	$3.1	$5.3

(5)	Net Loss per share

Basic and diluted net loss per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. For diluted net loss per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and unvested restricted stock units) are excluded from the calculation as their inclusion would be anti-dilutive. The Company has excluded all anti-dilutive share-based awards to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

The following table sets forth the computation of historical basic and diluted net loss per share.

	Three Months Ended September 30 ,
	2015	2014

Net (loss) (in millions)	$(6.6)	$(6.9)
Weighted-average shares outstanding	38,624,227	35,029,300
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,624,227	35,029,300
Basic net (loss) per share	$(0.17)	$(0.20)
Diluted net (loss) per share	$(0.17)	$(0.20)
Number of anti-dilutive share-based awards excluded from computation	4,394,607	2,517,636

(6)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GlaxoSmithKline (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan. However, on May 12, 2015, the Company filed a request for rehearing with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in relation to the pending patent application No. 08/737,141 related to Relenza intellectual property in the U.S. On June 23, 2015 the PTAB denied the Company’s request for a rehearing. The Company reported on September 11, 2015, that it has filed an appeal in relation to the pending patent application No. 08/737,141 related to Relenza® to the United States Court of Appeals for the Federal Circuit, which still remains pending. While the Company cannot determine the duration or the outcome of this appeal process, or how long this patent application will remain pending, if the patent claims are ultimately issued, the Company would be eligible to receive royalties from net sales of Relenza® in the U.S. for an additional 17 years from the date of allowance. If the patents claims are ultimately not issued, the Company will not receive any further royalties on sales of Relenza® in the U.S.

The Company also generates royalty revenue from the sale of Inavir® (laninamivir octanoate) in Japan, pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo in 2009. In September 2010, Inavir® was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Under the collaboration and license agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on the composition of matter for laninamivir octanoate in Japan begin to expire in 2024.

Collaborative and contract arrangements

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of LANI on a cost-plus-fixed-fee basis, the total of which was not to exceed $231.2 million. BARDA is part of the U.S. Office of the Assistant Secretary for Preparedness and Response ("ASPR") within the U.S. Department of Health and Human Services ("HHS"). The BARDA contract was designed to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a U.S. new drug application (“NDA”) with the FDA for LANI. The performance period of the BARDA contract commenced on March 31, 2011, and was intended to continue for five years. On May 7, 2014 HHS/ASPR/BARDA notified the Company of its decision to terminate this contract for the convenience of the U.S. Government. The Company completed and finalized all activities related to the settlement and close out of this contract in June 2015. The Company was considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of LANI. Therefore, revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations.

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended September 30,
	2015	2014
	(in millions)
Royalty revenue – Relenza®	$1.7	$-
– Inavir®	-	-
Revenue from services	-	0.7
Milestones and other revenue	-	-
Total revenue	$1.7	$0.7

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

(7)	Share-based Compensation

For the three month period ended September 30, 2015 and 2014, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.6 million and $0.4 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three month period ended September 30, 2015 and 2014.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	September 30,
	2015	2014
Weighted-average risk-free interest rate	1.50%	1.70%
Dividend yield	—	—
Expected weighted-average volatility	.75	.82
Expected weighted-average life of options (years)	4.0	6.0
Weighted-average fair value of options granted	$1.35	$1.64

The risk-free rate interest rate is based on the expected life of the stock option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to estimate expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly traded common stock.

A summary of the Company’s outstanding stock option activity for the three months ended September 30, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value($000)
			(In Years)

Outstanding at June 30, 2015	3,364,117	$5.58		-
Granted	1,047,500	2.45
Exercised	—	—
Forfeited or expired	(833)	75.81
Outstanding at September 30, 2015	4,403,284	$4.83	7.3	$-

The total intrinsic value of stock options exercised during the three month period ended September 30, 2015 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2015)

The following tables summarize information relating to outstanding and exercisable options as of September 30, 2015:

			September 30, 2015
			Outstanding Weighted Average			Exercisable

Exercise Prices			Number of Stock Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
				(In Years)
$1.95	—	$2.45	1,399,500	8.94	$2.39	45,000	$2.26
$2.47	—	$2.85	1,317,500	6.69	2.55	144,168	2.75
$3.14	—	$4.07	1,166,590	7.21	4.04	763,561	4.05
$4.15	—	$39.60	519,694	4.82	18.90	363,444	24.94
			4,403,284	7.32	$4.83	1,316,173	9.61

Restricted Stock Units and Market Stock Units (MSUs). A summary of the Company’s outstanding restricted stock and market stock unit (MSU) activity for the three months ended September 30, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2015	104,081	$3.20
Awarded	2,500	2.49
Released	(40,000)	2.45
Forfeited	—	—
Balance at September 30, 2015	66,581	$3.63

As of September 30, 2015 there was $4.0 million of unrecognized share-based compensation expense related to all unvested share-based awards. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures. This balance is expected to be recognized over a weighted-average period of approximately 2.2 years.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	the anticipated timing of reporting top-line data from the Phase 1 single ascending dose (“SAD”) clinical trial for BTA585;
●	the planned initiation of a multiple ascending dose clinical trial of BTA585 and the timing of reporting top-line data;
●	the planned initiation of a Phase 2 clinical trial for BTA074;
●	the time frames in which we plan to report top line data from our Phase 2b SPIRTUS clinical trial for vapendavir;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the clinical development of our product candidates;
●	our anticipation that royalty revenue from net sales of Relenza® may decrease in fiscal 2016 due to the expiration of composition of matter patents for Relenza® in multiple countries and the outcome of pending patent application in the U.S.;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●	the number of months that our current cash, cash equivalents, investments and anticipated future proceeds from existing royalty-bearing license agreements will allow us to operate; and
●

our plan to continue to finance our operations with our existing cash, cash equivalents, investments and proceeds from existing or potential future royalty-bearing licenses, collaborative research and development arrangements, or through future equity and/or asset or debt financings or other financing vehicles.

These forward looking statements are subject to key risks and uncertainties including, without limitation: we, the U.S. Food and Drug Administration (“FDA”), Argentina National Administration of Drugs, Foods and Medical Devices (“ANMAT”), European Medicines Agency (“EMA”) or similar foreign regulatory agency, a data safety monitoring board, an institutional review board delaying, limiting, suspending or terminating the clinical development of any of our clinical development programs at any time for a lack of safety, tolerability, biologic activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; our ability to secure, manage and retain qualified third-party clinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting the clinical development of that product candidate; our capacity to successfully enroll, manage and conduct several simultaneous clinical trials on a worldwide timely basis; our ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to conduct and complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators, to enroll a sufficient number of patients in our clinical trials on a timely basis; our ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; our third-party contract research, data management and manufacturing organizations fulfilling their contractual obligations on a timely basis or otherwise performing satisfactorily in the future; GlaxoSmithKline (“GSK”) or Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; our ability to maintain, protect or defend our proprietary intellectual property rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in general economic business or competitive conditions related to our industry or product candidates; and other statements contained elsewhere in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K .

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

The following is a discussion and analysis of the major factors contributing to our results of operations for the three months ended September 30, 2015, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. We have four product candidates in clinical development: vapendavir, which is an oral treatment for human rhinovirus (“HRV”) infections in moderate-to-severe asthmatics, currently being evaluated in our ongoing Phase 2b SPIRITUS trial; BTA074, a topical antiviral in Phase 2 development for the treatment for genital warts caused by human papillomavirus (“HPV”) types 6 & 11; BTA585, an oral fusion (“F”) protein inhibitor in Phase 1 development for the treatment of respiratory syncytial virus (“RSV”)-A and RSV-B infections; and laninamivir octanoate (“LANI”), a one-time, inhaled treatment for influenza A and B infections in Phase 2 development. We also have preclinical RSV non-fusion inhibitor program.

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

Corporate Updates

Appointed Mark P. Colonnese as Executive Vice President and Chief Financial Officer on November 2, 2015. On November 2, 2015, we announced the appointment of Mark Colonnese as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Colonnese was Chief Financial Officer of Stealth BioTherapeutics, Inc.

Appointed Armando Anido and Michael Dunne, M.D. to Board of Directors on September 21, 2015. On September 21, 2015, we announced the appointments of Armando Anido and Michael Dunne, M.D. to our Board of Directors. Mr. Anido is currently Chairman of the Board and Chief Executive Officer of Zynerba Pharmaceuticals and Dr. Dunne is currently Chief Science Officer of Iterum Pharmaceuticals LLC.

Anticipated Upcoming Pipeline Milestones

On November 5, 2015, we reported the following:

BTA585. BTA585 is an orally bioavailable compound being developed to RSV infections in children, the elderly and immunocompromised patients. We are currently conducting a 50-subject, randomized, placebo-controlled, Phase 1 SAD clinical trial to evaluate the safety and pharmacokinetics (“PK”) of BTA585 in healthy volunteers. The ongoing Phase 1 SAD clinical trial has five dose level cohorts ranging from 50 mg to 500 mg and includes an evaluation of the effect of food on the plasma PK of BTA585. To date, four cohorts have completed the study and top-line PK and safety data is anticipated by year-end. We also expect to begin a Phase 1 multiple ascending dose trial this month and anticipate top-line results in the first quarter of calendar year 2016.

BTA074 5% topical gel. BTA074 is a novel, direct-acting antiviral with activity against human papillomavirus types 6 and 11. BTA074 is currently in development for the treatment of genital warts, or condyloma, as well as recurrent respiratory papillomatosis. We anticipate that dosing will commence early next year in a double-blind placebo-controlled, randomized, Phase 2 study to assess the safety, tolerability, pharmacokinetics and efficacy of BTA074 5% gel, dosed topically, twice a day for up to 16 weeks in duration, in approximately 210 adult condyloma patients.

Vapendavir. Vapendavir is an oral treatment for human rhinovirus infections in moderate-to-severe asthmatics. We are continuing enrollment in the ongoing Phase 2b SPIRITUS trial. The multi-center, randomized, double-blind, placebo-controlled dose-ranging study is designed and powered to equally randomize approximately 190 laboratory-confirmed human rhinovirus infected patients across three treatment arms. The primary endpoint of the trial is the change from baseline to study day 14 in asthma symptoms and lung function as measured by the asthma control questionnaire-6 total score. Key secondary endpoints include safety and tolerability, specific lung function assessments such as forced expiratory volume in one second (“FEV1”), daily ß2-agonist use and the incidence of moderate and severe asthma exacerbations. We anticipate top-line data from this trial to be available in the second half of next year.

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

In August 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the expected impact that this Accounting Standards Update will have on the consolidated financial statements.

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

Results of Operations for the Three months ended September 30, 2015 and September 30, 2014

Summary. For the three months ended September 30, 2015, we reported a net loss of $6.6 million, as compared to a net loss of $6.9 million in the same period of the prior fiscal year. The $0.3 million decrease in net loss from the prior period was primarily due to a $1.7 million reduction in the cost of revenue related to the termination of our BARDA contract in May 2014, a $1.0 million increase in net revenue due to increased royalty revenue and a $0.2 million reduction in general and administration expense, offset in part by a $2.0 million change from a foreign currency gain to a loss and a $0.6 million increase in research and development expense. Basic and diluted net loss per share was $0.17 for the three month period ended September 30, 2015, as compared to a basic and diluted net loss per share of $0.20 in the same period of 2014.

Revenue. Revenue increased to $1.7 million for the three months ended September 30, 2015 from $0.7 million for the same period in 2014. The following table summarizes the key components of our revenue for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, (in millions)
	2015	2014

Royalty revenue – Relenza®	$1.7	$-
– Inavir®	-	-
Revenue from services	-	0.7
Revenue grants and other	-	-
Total revenue	$1.7	$0.7

 Royalty revenue increased primarily due to higher sales of Relenza® related to a government stock pile order. Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014.

Cost of Revenue. Cost of revenue decreased to zero for the three months ended September 30, 2015 from $1.7 million for the same period in 2014. The following table summarizes the components of our cost of revenue for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, (in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$-	$1.4
Salaries, benefits and share-based compensation expenses	-	0.2
Other expenses	-	0.1
Total cost of revenue expense	$-	$1.7

Direct preclinical, clinical and product development expense decreased due to no third-party clinical costs being incurred for the development of LANI under the BARDA contract in 2015 due to its termination in May 2014. Salaries, benefits and share-based compensation expense decreased primarily as a result of no personnel being allocated to work under the terminated BARDA contract in 2015. Other expenses decreased due to a reduction in miscellaneous costs as a result of the termination of the BARDA contract.

Research and Development Expense. Research and development expense increased to $5.5 million for the three months ended September 30, 2015 from $4.9 million for the same period in 2014. The following table summarizes the components of our research and development expense for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, (in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$4.3	$2.3
Salaries, benefits and share-based compensation expenses	1.0	1.6
Other expenses	0.2	0.3
Depreciation and facility related expenses	-	0.7
Total research and development expense	$5.5	$4.9

Direct preclinical, clinical and product development expense increased largely due to higher costs associated with the Phase 2b SPIRITUS clinical trial for vapendavir, the Phase 1 SAD clinical trial for BTA585, startup expenses for the planned initiation of the Phase 2 clinical trial for BTA074 and chemistry and preclinical expenses related to our non-fusion RSV compounds. Salaries, benefits and share-based compensation decreased primarily due to a reduction in personnel from last year. Other expenses decreased due to a reduction in research activities. Depreciation and facility related expenses decreased due to the closure of the our Melbourne, Australia research facility in March 2015.

General and Administrative Expense. General and administrative expense decreased to $2.2 million for the three months ended September 30, 2015 from $2.4 million for the same period in 2014. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	(in millions)
	2015	2014

Salaries, benefits and share-based compensation expenses	$1.4	$1.4
Professional and legal fees expenses	0.2	0.3
Other expenses	0.6	0.7
Total general and administrative expense	$2.2	$2.4

Professional and legal fees decreased primarily due to lower fees. Other expenses decreased primarily due to lower facility expenses as compared to the previous year.

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a gain in 2014 to a loss in 2015 due to the appreciation of the U.S. dollar as compared to the Australian dollar during the three month period ended September 30, 2015 and the translation of foreign currency balances and foreign currency transactions. Specifically, we recorded a loss on (i) the exchange of our Australian dollar denominated accounts receivables as of June 2015 to U.S. dollars and (ii) the mark to mark accounting on our current Australian dollar denominated accounts receivable. The vast majority of our cash holdings are held in the U.S. dollar. We also translate all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

 LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2015, cash and cash equivalents increased by $0.6 million. This increase was primarily the result of the receipt of a significant amounts of accounts receivable during the quarter, offset in part by our operating activities.

Net cash provided by operating activities was $0.9 million for the three months ended September 30, 2015, which reflected a net decrease in operating assets of $9.2 million and non-cash charges for share-based compensation of $0.6 million, offset in part by our net loss during the period of $6.6 million and a decrease in net operating liabilities of $2.3 million.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses and a foreign exchange loss, offset partially by our royalty revenues and interest income. The net changes in operating assets and liabilities reflects a $9.4 million decrease in accounts receivable, offset in part by a $2.2 million decrease in accounts payable and accrued expenses, a decrease of $0.1 million in accrued severance obligations and a $0.2 million increase in prepaid expenses.

Net cash used in investing activities during the three months ended September 30, 2015 consisted of $1.2 million for purchases of short-term and long-term investments, offset in part by the call redemption of long-term investments of $1.0 million.

Net cash used in financing activities during the three months ended September 30, 2015 consisted of $0.1 million for payment on a note payable.

At September 30, 2015, our cash and cash equivalents totaled $45.3 million, not including our short and long-term investments of $21.0 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term and long-term investments consist primarily of U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate securities.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials:

●	the variability, timing and costs associated with conducting preclinical studies, and the results of those studies;

●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;

●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

●	the scope and size of our research and development efforts;

●	the size and cost of our general and administrative function we need to manage our operations, including the infrastructure to support being a publicly-traded company; and

●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical and preclinical development of our product candidates, we believe that our existing cash and cash equivalents of $45.3 million, plus our liquid investments of $21.0 million as of September 30, 2015, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months from September 30, 2015.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from existing revenue from royalty-bearing arrangements. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates and operations, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset and debt financing, or any other financing vehicle. On October 2, 2015, we entered into a sale agreement with MLV & Co. LLC and FBR Capital Markets & Co, (the “Sales Agents”) to offer shares of our common stock from time to time through the Sales Agents, as our Sales Agents for the offer and sale of the shares, in an “at the market” offering. We may offer and sells shares of common stock for an aggregate offering price of up to $25,000,000. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits to this report are listed in the Exhibit Index, which is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biota Pharmaceuticals, Inc.

Date: November 6, 2015	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell H. Plumb
Russell H. Plumb Executive Chairman (Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello Vice President of Finance (Chief Accounting Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

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