Form 10-Q
period 2015-12-31
Biota Pharmaceuticals, Inc.
filed 2016-02-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at February 8, 2016 was 38,636,946 shares.

Table of Contents

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2015 and 2014 (unaudited)	4

Condensed Statement of Stockholders’ Equity for the Six Months ended December 31, 2015 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II: OTHER INFORMATION	22

Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosure	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

Exhibit Index	24

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Biota Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	December 31, 2015	June 30, 2015

ASSETS
Current assets
Cash and cash equivalents	$39.0	$44.7
Short-term investments	13.0	12.9
Accounts receivable, net of allowance	5.1	12.6
Prepaid and other current assets	1.5	0.6
Total current assets	58.6	70.8
Non-current assets:
Long-term investments	5.2	7.9
Property and equipment, net	0.4	0.2
Deferred tax asset	-	0.5
Total non-current assets	5.6	8.6
Total assets	$64.2	$79.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.3	$1.9
Accrued expenses	4.3	5.4
Short term note payable	0.4	0.2
Contract payable (BARDA)	-	1.0
Deferred tax liability	-	0.5
Total current liabilities	6.0	9.0
Non-current liabilities:
Long-term note payable, net of current portion	0.5	0.8
Other liabilities, net of current portion	0.2	0.1
Total liabilities	6.7	9.9

Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,636,946 and 38,609,086 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	3.9	3.9
Additional paid-in capital	156.8	155.6
Accumulated other comprehensive income	18.9	18.9
Accumulated deficit	(122.1)	(108.9)
Total stockholders’ equity	57.5	69.5
Total liabilities and stockholders’ equity	$64.2	$79.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue:
Royalty revenue and milestones	$1.7	$6.5	$3.4	$6.5
Revenue from services	-	7.4	-	8.1
Total revenue	1.7	13.9	3.4	14.6

Operating expense:
Cost of revenue	-	1.6	-	3.3
Research and development	6.3	4.8	11.8	9.7
General and administrative	2.1	2.6	4.4	5.0
Foreign exchange (gain) loss	(0.2)	(1.5)	0.5	(2.8)
Total operating expense	8.2	7.5	16.7	15.2
Income (loss) from operations	(6.5)	6.4	(13.3)	(0.6)

Non-operating income:
Interest income	-	0.1	0.1	0.2
Total non-operating income	-	0.1	0.1	0.2

Income (loss) before tax	(6.5)	6.5	(13.2)	(0.4)
Income tax benefit	-	-	-	-
Net income (loss)	$(6.5)	$6.5	$(13.2)	$(0.4)

Basic net income (loss) per share	$(0.17)	$0.19	$(0.34)	$(0.01)
Diluted net income (loss) per share	$(0.17)	$0.19	$(0.34)	$(0.01)

Basic weighted-average shares outstanding	38,636,946	35,100,961	38,630,587	35,100,961
Diluted weighted-average shares outstanding	38,636,946	35,103,086	38,630,587	35,100,961

Comprehensive (loss) income:
Net income (loss)	$(6.5)	$6.5	$(13.2)	$(0.4)
Exchange differences on translation of foreign operations	-	(2.5)	-	(5.0)
Change in fair value of available for sale investments	-	(0.1)	-	(0.1)
Total comprehensive income (loss)	$(6.5)	$3.9	$(13.2)	$(5.5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at June 30, 2015	38,609,086	$3.9	$155.6	$(108.9)	$18.9	$69.5
Net loss	-	-	-	(13.2)	-	(13.2)
Restricted stock units, net	27,860	-	-	-	-	-
Share-based compensation	-	-	1.2	-	-	1.2
Balances at December 31, 2015	38,636,946	$3.9	$156.8	$(122.1)	$18.9	$57.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Six Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(13.2)	$(0.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	0.8
Share-based compensation	1.2	1.0

Change in operating assets and liabilities:
Accounts receivables	7.5	2.0
Prepaid expenses and other current assets	(0.9)	(0.3)
Accounts payable and accrued expenses	(2.8)	(13.7)

Net cash used in operating activities	(8.2)	(10.6)

Cash flows from investing activities:
Purchases of short and long-term investments	(6.4)	(9.9)
Maturity of short-term investments	9.0	-
Call redemption of long-term investments	-	6.9
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	2.6	(3.0)

Cash flows from financing activities:
Payment on note payable	(0.1)	-

Net cash used in financing activities	(0.1)	-

Decrease in cash and cash equivalents	(5.7)	(13.6)
Cash and cash equivalents at beginning of period	44.7	81.7
Effects of exchange rate movements on cash and cash equivalents	-	(4.4)

Cash and cash equivalents at end of period	$39.0	$63.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended December 31, 2015)

(1)      Company Overview

Biota Pharmaceuticals, Inc., together with its wholly owned subsidiaries (“Biota”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three product candidates in clinical development: vapendavir, an oral treatment for human rhinovirus (“HRV”) infections in moderate-to-severe asthmatics, currently being evaluated in an ongoing Phase 2b SPIRITUS trial; BTA074, a topical antiviral treatment in Phase 2 development for genital warts caused by human papillomavirus (“HPV”) types 6 & 11; and BTA585, an oral fusion (“F”) protein inhibitor in Phase 1 development for the treatment of respiratory syncytial virus (“RSV”)-A and RSV-B infections. The Company also has a preclinical RSV non-fusion inhibitor program. The Company was incorporated in the state of Delaware in 1969 and its corporate headquarters are located in Alpharetta, Georgia.

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

Operating results for the three months ended December 31, 2015 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2016. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 11, 2015.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended December 31, 2015)

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

In November 2015, the Financial Accounting Standards Board issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for the Company’s fiscal year ended September 2018. Early adoption is permitted. The Company prospectively adopted the guidance immediately which resulted in the offset of $0.5 million of deferred tax assets and liabilities from the condensed consolidated balance sheet at December 31, 2015. The Company did not make any changes to prior periods.

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at December 31 and June 30, 2015, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended December 31, 2015)

The Company’s long-term investments have been classified as Level 1 and 2, which have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily. There have been no transfers of assets or liabilities between the fair value measurement classifications.

(in millions) December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$9.0	$9.0	$—	$—
Short-term investments available-for-sale	13.0	7.9	5.1	—
Long-term investments available-for-sale	5.2	3.0	2.2	—

Total	$27.2	$19.9	$7.3	$—

(in millions) June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$6.3	$6.3	$—	$—
Short-term investments available-for-sale	12.9	12.9	—	—
Long-term investments available-for-sale	7.9	—	7.9	—

Total	$27.1	$19.2	$7.9	$—

Cash equivalents consist primarily of money market funds. Short and long investments consist of U.S. agency securities, certificates of deposit, corporate securities and U.S. Treasury securities, classified as available-for-sale and have maturities greater than 365 days from the date of acquisition.

The following table shows the unrealized gains and losses and fair values for those investments as of December 31 and June 30, 2015 aggregated by major security type:

(in millions) December 31, 2015	At Cost	Unrealized Gains	Unrealized (Losses)	At Fair Value

Money market funds	$9.0	$—	$—	$9.0
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	3.9	—	—	3.9
Certificates of deposit	5.3	—	—	5.3

Total	$27.2	$—	$—	$27.2

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended December 31, 2015)

(in millions) June 30, 2015	At Cost	Unrealized Gains	Unrealized (Losses)	At Fair Value

Money market funds	$6.3	$—	$—	$6.3
Debt securities of U.S. government agencies	6.5	—	—	6.5
U.S. Treasury securities	9.6	—	(0.1)	9.5
Corporate notes	2.9	—	—	2.9
Certificates of deposit	1.9	—	—	1.9

Total	$27.2	$—	$(0.1)	$27.1

As of December 31 and June 30, 2015, the Company had investments in an unrealized loss position below material disclosure thresholds in the table above. The Company has determined that the unrealized losses on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at December 31, 2015, will mature within a two year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at December 31 and June 30, 2015. The fair value of the Company’s short and long term note payable, which is measured using Level 2 inputs, approximates book value, at December 31 and June 30, 2015.

(4)    Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	December 31, 2015	June 30, 2015

Professional fees	$0.7	$0.8
Salary and benefits	0.3	1.6
Research and development expenses	3.3	1.7
Other accrued expenses	0.0	1.3
Total accrued expenses and other liabilities	$4.3	$5.4

(5)   Net Income (Loss) per share

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

Biota Pharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended December 31, 2015)

The following table sets forth the computation of historical basic and diluted net loss per share.

	Three Months Ended December 31,
	2015	2014

Net (loss) income (in millions)	$(6.5)	$6.5
Weighted-average shares outstanding	38,636,946	35,100,961
Dilutive effect of restricted stock and stock options	-	2,125
Shares used to compute diluted earnings per share	38,636,946	35,103,086
Basic net (loss) income per share	$(0.17)	$0.19
Diluted net (loss) income per share	$(0.17)	$0.19
Number of anti-dilutive share-based awards excluded from computation	4,631,556	3,178,424

	Six Months Ended December 31,
	2015	2014

Net (loss) (in millions)	$(13.2)	$(0.4)
Weighted-average shares outstanding	38,630,587	35,100,961
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,630,587	35,100,961
Basic net (loss) per share	$(0.34)	$(0.01)
Diluted net (loss) per share	$(0.34)	$(0.01)
Number of anti-dilutive share-based awards excluded from computation	4,619,210	3,293,424

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
(for the quarterly period ended December 31, 2015)

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

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended December 31,
	2015	2014
	(in millions)
Royalty revenue – Relenza®	$1.0	$4.2
– Inavir®	0.7	2.3
Revenue from services	-	7.4
Total revenue	$1.7	$13.9

	Six Months Ended December 31,
	2015	2014
	(in millions)
Royalty revenue – Relenza®	$2.7	$4.2
– Inavir®	0.7	2.3
Revenue from services	-	8.1
Total revenue	$3.4	$14.6

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	the anticipated timing of reporting top-line data from the Phase 1 multiple ascending dose (“MAD”) clinical trial for BTA585;
●	the time frames in which we plan to report top line data from our Phase 2b SPIRITUS clinical trial for vapendavir;
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

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration ("FDA") or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of our clinical development programs at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of its product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; our ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; our ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; our ability to maintain, protect or defend its proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; and other cautionary statements contained elsewhere in this Quarterly Report on Form10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the U.S. Securities and Exchange Commission on September 11, 2015.

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

The following is a discussion and analysis of the major factors contributing to our results of operations for the three months ended December 31, 2015, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. We have three product candidates in clinical development: vapendavir, which is an oral treatment for human rhinovirus (“HRV”) infections in moderate-to-severe asthmatics, currently being evaluated in our ongoing Phase 2b SPIRITUS trial; BTA074, a topical antiviral in Phase 2 development for the treatment for genital warts caused by human papillomavirus (“HPV”) types 6 & 11; and BTA585, an oral fusion (“F”) protein inhibitor in Phase 1 development for the treatment of respiratory syncytial virus (“RSV”)-A and RSV-B infections. We also have a preclinical RSV non-fusion inhibitor program.

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

Recent Corporate Developments

On February 5, 2016, we reported the following:

Announced positive Phase 1 data for BTA585. The top-line results were from a blinded, placebo-controlled single ascending dose study, which tested doses of up to 800 mg of BTA585, an oral fusion inhibitor in development for the treatment and prevention of RSV infections. Findings included:

●	No serious or severe adverse events
●	Low incidence of adverse events
●

Pharmacokinetic (“PK”) data demonstrated that all doses of 100 mg or greater achieved BTA585 plasma levels that exceeded the mean EC50 of RSV clinical isolates for 24 hours. The EC50 represents the concentration of drug that is required for 50% inhibition of viral replication in vitro

●	BTA585 plasma Cmax was rapidly achieved at approximately one hour following oral dosing and the half-life (T1/2) was approximately five to six hours across the dose range
●	Dosing of BTA585 with a high fat meal did not adversely affect the PK

Commenced dosing in Phase 1 MAD study of BTA585. This study will evaluate the safety and PK of BTA585 in healthy volunteers following seven days of oral dosing. Top-line data is anticipated to be available in the first quarter of 2016.

Enrollment on track for Phase 2b SPIRITUS trial for vapendavir. Top-line data are expected in the second half of 2016 from the multi-center, randomized, double-blind, placebo-controlled dose-ranging study in moderate-to-severe adult asthmatics with symptomatic HRV and a history of asthma exacerbation from colds.

Corporate Updates

Appointed Mark P. Colonnese as Executive Vice President and Chief Financial Officer on November 2, 2015. We announced the appointment of Mark Colonnese as Executive Vice President and Chief Financial Officer. Mr. Colonnese has held a number of senior executive positions in the pharmaceutical industry and, most recently, was Chief Financial Officer of Stealth BioTherapeutics, Inc.

On February 8, 2016, we reported the following:

Commenced dosing in Phase 2 trial of antiviral therapy BTA074 for topical treatment of condyloma. The first patient has been dosed in a Phase 2 double-blind, randomized, placebo-controlled trial to evaluate the safety, tolerability and efficacy of BTA074 5% gel in male and female patients with condyloma, or anogenital warts, caused by HPV types 6 & 11. BTA074 is a potent and selective inhibitor of the interaction between two viral proteins from HPV6 and HPV11, and is designed to prevent HPV DNA replication. The Phase 2 trial is expected to enroll approximately 210 patients with anogenital warts and will have a 2-to-1 randomization of BTA074 5% gel to placebo gel. The patients will be dosed twice daily for up to 16 weeks. The primary efficacy objective is to determine the complete clearance rate for baseline anogenital warts from the commencement of therapy to the end of the treatment period. Secondary efficacy endpoints include various assessments of clearance and wart area reduction for both baseline warts and post-baseline emergent warts.

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

In November 2015, the Financial Accounting Standards Board issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for our fiscal year ended September 2018. Early adoption is permitted. We adopted the guidance immediately which resulted in the offset of $0.5 million deferred tax assets and liabilities from the condensed consolidated balance sheet at December 31, 2015.

There have been no material changes to our critical accounting policies and estimates during the first six months of fiscal 2016.

Results of Operations for the Three months ended December 31, 2015 and December 31, 2014

Summary. For the three months ended December 31, 2015, we reported a net loss of $6.5 million, as compared to a net income of $6.5 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.17 for the three month period ended December 31, 2015, as compared to a basic and diluted net income per share of $0.19 in the same period of 2014. The following commentary provides details underlying changes from last year in the major line items of our Statement of Operations:

Revenue. Revenue decreased to $1.7 million for the three months ended December 31, 2015 from $13.9 million for the same period in 2014. The following table summarizes the key components of our revenue for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	(in millions)
	2015	2014

Royalty revenue – Relenza®	$1.0	$4.2
– Inavir®	0.7	2.3
Revenue from services	-	7.4

Total revenue	$1.7	$13.9

Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014. Royalty revenue decreased primarily due to a larger Relenza® government stock pile order received last year in 2014 and lower seasonal sales of Relenza® and Inavir® in 2015 as compared to last year, reflecting an earlier than normal flu season in 2014.

Cost of Revenue. Cost of revenue decreased to zero for the three months ended December 31, 2015 from $1.6 million for the same period in 2014. Direct preclinical, clinical and product development expense in 2014 were incurred for the development of LANI under the BARDA contract, which has since been terminated.

Research and Development Expense. Research and development expense increased to $6.3 million for the three months ended December 31, 2015 from $4.8 million for the same period in 2014. The following table summarizes the components of our research and development expense for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	(in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$5.1	$2.2
Salaries, benefits and share-based compensation expenses	1.0	1.9
Other expenses	0.2	0.1
Depreciation and facility related expenses	-	0.6
Total research and development expense	$6.3	$4.8

Direct preclinical, clinical and product development expense increased largely due to ongoing clinical costs associated with the Phase 2b SPIRITUS clinical trial for vapendavir, the Phase 1 single ascending dose (“SAD”) and MAD clinical trial for BTA585 and startup expenses for the Phase 2 clinical trial for BTA074 that initiated in February 2016. Salaries, benefits and share-based compensation, as well as depreciation and facility related expenses decreased primarily due to the closure of our early-stage research facility in March 2015.

General and Administrative Expense. General and administrative expense decreased to $2.1 million for the three months ended December 31, 2015 from $2.6 million for the same period in 2014. The following table summarizes the components of our general and administrative expense for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
	(in millions)
	2015	2014

Salaries, benefits and share-based compensation expenses	$1.1	$1.5
Professional and legal fees expenses	0.4	0.5
Other expenses	0.6	0.6
Total general and administrative expense	$2.1	$2.6

Salaries, benefits and share-based compensation decreased primarily due to a reduction in administrative personnel related to our early-stage research facility closure in March 2015

Foreign Exchange Loss (Gain), net. Foreign exchange gain decreased to $0.2 million from $1.6 million gain last year. The positive impact on foreign exchange on our Statement of Operations in both periods was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the Australian dollar. We translate all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

Results of Operations for the Six months ended December 31, 2015 and December 31, 2014

Summary. For the six months ended December 31, 2015, we reported a net loss of $13.2 million, as compared to a net loss of $0.4 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.34 for the three month period ended December 31, 2015, as compared to a basic and diluted net income per share of $0.01 in the same period of 2014. The following commentary provides details underlying changes from last year in the major line items of our Statement of Operations:

Revenue. Revenue decreased to $3.4 million for the six months ended December 31, 2015 from $14.6 million for the same period in 2014. The following table summarizes the key components of our revenue for the six months ended December 31, 2015 and 2014:

	Six Months Ended December 31,
	(in millions)
	2015	2014

Royalty revenue – Relenza®	$2.7	$4.2
– Inavir®	0.7	2.3
Revenue from services	-	8.1

Total revenue	$3.4	$14.6

Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014. Royalty revenue decreased primarily due to a non-recurring Relenza® government stock pile order received last year in 2014 and lower seasonal sales of Relenza® and Inavir® in 2015 as compared to last year, reflecting an earlier than normal flu season in 2014.

Cost of Revenue. Cost of revenue decreased to zero for the six months ended December 31, 2015 from $3.3 million for the same period in 2014. Cost of revenue in 2014 was incurred for the development of LANI under the BARDA contract, which has since been terminated.

Research and Development Expense. Research and development expense increased to $11.8 million for the six months ended December 31, 2015 from $9.7 million for the same period in 2014. The following table summarizes the components of our research and development expense for the six months ended December 31, 2015 and 2014.

	Six Months Ended December 31,
	(in millions)
	2015	2014

Direct preclinical, clinical and product development expenses	$9.4	$4.5
Salaries, benefits and share-based compensation expenses	1.9	3.5
Other expenses	0.4	0.4
Depreciation and facility related expenses	0.1	1.3
Total research and development expense	$11.8	$9.7

Direct preclinical, clinical and product development expense increased largely due to ongoing clinical costs associated with the Phase 2b SPIRITUS clinical trial for vapendavir, the Phase 1 SAD and MAD clinical trial for BTA585 and startup expenses for the Phase 2 clinical trial for BTA074 that initiated in February 2016. Salaries, benefits and share-based compensation, as well as depreciation and facility related expenses decreased primarily due to the closure of our early-stage research facility in March 2015.

General and Administrative Expense. General and administrative expense decreased to $4.4 million for the six months ended December 31, 2015 from $5.0 million for the same period in 2014. The following table summarizes the components of our general and administrative expense for the six months ended December 31, 2015 and 2014.

	Six Months Ended December 31,
	(in millions)
	2015	2014

Salaries, benefits and share-based compensation expenses	$2.5	$2.9
Professional and legal fees expenses	0.6	0.7
Other expenses	1.3	1.4
Total general and administrative expense	$4.4	$5.0

Salaries, benefits and share-based compensation decreased primarily due to a reduction in administrative personnel related to our early-stage research facility closure in March 2015.

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a gain of $2.8 million in 2014 to a loss of $0.5 million due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We translate all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

 LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2015, cash and cash equivalents decreased by $5.7 million. This decrease was primarily the result of our operating activities, offset in part by the receipt of a significant amount of accounts receivable during the period and cash provided by our investing activities.

Net cash used by operating activities was $8.2 million for the six months ended December 31, 2015, which reflected our net loss during the period of $13.2 million and a decrease in operating liabilities of $2.8 million, partially offset by a net decrease in operating assets of $6.6 million and non-cash charges for share-based compensation of $1.2 million.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses and a foreign exchange loss, offset in part by our royalty revenues and interest income. The net changes in operating assets and liabilities reflects a $7.5 million decrease in accounts receivable, offset in part by a $2.8 million decrease in accounts payable and accrued expenses and a $0.9 million increase in prepaid expenses.

Net cash provided by investing activities during the six months ended December 31, 2015 consisted of the maturity of $9.0 million of investments, offset in part by the purchase of $6.4 investments.

Net cash used in financing activities during the six months ended December 31, 2015 consisted of $0.1 million for payment on a note payable.

At December 31, 2015, our cash and cash equivalents totaled $39.0 million, not including our short and long-term investments of $18.2 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term and long-term investments consist primarily of U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate securities.

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

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical and preclinical development of our product candidates, we believe that our existing cash and cash equivalents of $39.0 million, plus our liquid investments of $18.2 million as of December 31, 2015, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months from December 31, 2015.

We currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from existing revenue from royalty-bearing arrangements. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates and operations, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. We would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset and debt financing, or any other financing vehicle. On October 2, 2015, the Company entered into a sale agreement with MLV & Co. LLC and FBR Capital Markets & Co, (the “Sales Agents”) to offer shares of the Company’s common stock from time to time through the Sales Agents, as the Company’s Sales Agents for the offer and sale of the shares, in an “at the market” offering. The Company may offer and sells shares of common stock for an aggregate offering price of up to $25,000,000. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biota Pharmaceuticals, Inc.

Date: February 8, 2016	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Colonnese
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello Vice President of Finance (Chief Accounting Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Biota Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

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