Form 10-Q
period 2016-03-31
Aviragen Therapeutics, Inc.
filed 2016-05-10
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-35285

Aviragen Therapeutics, Inc.

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at May 6, 2016 was 38,640,487 shares.

Table of Contents

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2016 and 2015 (unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended March 31, 2016 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II: OTHER INFORMATION	24

Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosure	24
Item 5. Other Information	24
Item 6. Exhibits	24
Signatures	25

Exhibit Index	26

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aviragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	March 31, 2016	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$30.6	$44.7
Short-term investments	18.4	12.9
Accounts receivable, net of allowance	10.1	12.6
Prepaid and other current assets	1.4	0.6
Total current assets	60.5	70.8
Non-current assets:
Long-term investments	1.0	7.9
Property and equipment, net	0.4	0.2
Deferred tax asset	-	0.5
Total non-current assets	1.4	8.6
Total assets	$61.9	$79.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.7	$1.9
Accrued expenses	4.5	5.4
Short term note payable	0.5	0.2
Contract payable (BARDA)	-	1.0
Deferred tax liability	-	0.5
Total current liabilities	8.7	9.0
Non-current liabilities:
Long-term note payable, net of current portion	0.3	0.8
Other liabilities, net of current portion	0.2	0.1
Total liabilities	9.2	9.9

Commitments and contingencies	-	-
Stockholders’ equity:
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,640,487 and 38,609,086 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	3.9	3.9
Additional paid-in capital	157.2	155.6
Accumulated other comprehensive income	18.9	18.9
Accumulated deficit	(127.3)	(108.9)
Total stockholders’ equity	52.7	69.5
Total liabilities and stockholders’ equity	$61.9	$79.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Royalty revenue and milestones	$5.3	$5.5	$8.8	$12.0
Revenue from services	-	0.4	-	8.5
Total revenue	5.3	5.9	8.8	20.5

Operating expense:
Cost of revenue	-	0.3	-	3.6
Research and development	8.5	4.8	20.4	14.5
General and administrative	2.3	3.2	6.7	8.2
Foreign exchange (gain) loss	(0.3)	(3.7)	0.2	(6.5)
Loss on disposal of assets	-	0.2	-	0.2
Total operating expense	10.5	4.8	27.3	20.0
Income (loss) from operations	(5.2)	1.1	(18.5)	0.5

Non-operating income:
Interest income	-	0.1	0.1	0.3
Total non-operating income	-	0.1	0.1	0.3

Income (loss) before tax	(5.2)	1.2	(18.4)	0.8
Income tax benefit	-	-	-	-
Net income (loss)	$(5.2)	$1.2	$(18.4)	$0.8

Basic net income (loss) per share	$(0.14)	$0.03	$(0.48)	$0.02
Diluted net income (loss) per share	$(0.14)	$0.03	$(0.48)	$0.02

Basic weighted-average shares outstanding	38,640,254	35,105,978	38,633,786	35,102,609
Diluted weighted-average shares outstanding	38,640,254	35,143,178	38,633,786	35,127,013

Comprehensive (loss) income:
Net income (loss)	$(5.2)	$1.2	$(18.4)	$0.8
Exchange differences on translation of foreign operations	-	(2.7)	-	(7.7)
Change in fair value of available for sale investments	-	-	-	(0.1)
Total comprehensive income (loss)	$(5.2)	$(1.5)	$(18.4)	$(7.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity

Balances at June 30, 2015	38,609,086	$3.9	$155.6	$(108.9)	$18.9	$69.5
Net loss	-	-	-	(18.4)	-	(18.4)
Restricted stock units, net	31,401	-	-	-	-	-
Share-based compensation	-	-	1.6	-	-	1.6
Balances at March 31, 2016	38,640,487	$3.9	$157.2	$(127.3)	$18.9	$52.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(18.4)	$0.8
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1.1
Share-based compensation	1.6	1.6
Loss on disposal of assets	-	0.2

Change in operating assets and liabilities:
Accounts receivables	2.5	5.8
Prepaid expenses and other current assets	(0.8)	(0.2)
Accounts payable and accrued expenses	(0.1)	(19.1)

Net cash used in operating activities	(15.2)	(9.8)

Cash flows from investing activities:
Purchases of short and long-term investments	(13.5)	(9.9)
Maturity of short-term investments	14.9
Call redemption of long-term investments	-	6.9
Proceeds from sale of assets	-	0.4
Purchases of property and equipment	(0.1)	(0.1)

Net cash provided by (used in) investing activities	1.3	(2.7)

Cash flows from financing activities:
Payment on note payable	(0.2)	-

Net cash used in financing activities	(0.2)	-

Decrease in cash and cash equivalents	(14.1)	(12.5)
Cash and cash equivalents at beginning of period	44.7	81.7
Effects of exchange rate movements on cash and cash equivalents	-	(7.7)

Cash and cash equivalents at end of period	$30.6	$61.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

(1)	Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three product candidates in active clinical development: These include vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate-to-severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion protein inhibitor that has received Fast Track designation by the U.S. Food and Drug Administration (“FDA”), in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus types 6 & 11. The Company was incorporated in the state of Delaware in 1969 and its corporate headquarters are located in Alpharetta, Georgia.

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

Operating results for the three months ended March 31, 2016 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2016. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 11, 2015.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

The Company’s significant accounting policies have not changed since June 30, 2015, except as outlined below:

Recent Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for the Company’s fiscal year ended September 2018. Early adoption is permitted. The Company prospectively adopted the guidance immediately which resulted in the offset of $0.5 million of deferred tax assets and liabilities from the condensed consolidated balance sheet at December 31, 2015. The Company did not make any changes to prior periods.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact that this Accounting Standards update will have on its consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on July 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In January 2016, the FASB issued guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements and will adopt this standard as of January 1, 2018.

In February 2016, the FASB issued new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. The Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

In March 2016, the FASB issued guidance on compensation - stock compensation: improvements to employee share-based payment accounting as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
(in millions)		Identical Assets	Observable Inputs	Unobservable
March 31, 2016	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Cash equivalents	$26.2	$25.5	$0.7	$—
Short-term investments available-for-sale	18.4	10.9	7.5	—
Long-term investments available-for-sale	1.0	—	1.0	—

Total	$45.6	$36.4	$9.2	$—

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

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

The following table shows the unrealized gains and losses and fair values for those investments as of March 31, 2015 and June 30, 2015 aggregated by major security type:

(in millions)		Unrealized	Unrealized
March 31, 2016	At Cost	Gains	(Losses)	At Fair Value

Money market funds	$25.5	$—	$—	$25.5
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	3.9	—	—	3.9
Certificates of deposit	7.2	—	—	7.2

Total	$45.6	$—	$—	$45.6

(in millions)		Unrealized	Unrealized
June 30, 2015	At Cost	Gains	(Losses)	At Fair Value

Money market funds	$6.3	$—	$—	$6.3
Debt securities of U.S. government agencies	6.5	—	—	6.5
U.S. Treasury securities	9.6	—	(0.1)	9.5
Corporate notes	2.9	—	—	2.9
Certificates of deposit	1.9	—	—	1.9

Total	$27.2	$—	$(0.1)	$27.1

As of March 31, 2016 and June 30, 2015, the Company had investments in an unrealized loss position below material disclosure thresholds in the table above. The Company has determined that the unrealized losses on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at March 31, 2016, will mature within a two year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at March 31, 2016 and June 30, 2015. The fair value of the Company’s short and long term note payable, which is measured using Level 2 inputs, approximates book value, at March 31, 2016 and June 30, 2015.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

(4)    Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	March 31, 2016	June 30, 2015

Professional fees	$0.7	$0.8
Salary and benefits	0.6	1.6
Research and development expenses	3.1	1.7
Other accrued expenses	0.1	1.3
Total accrued expenses and other liabilities	$4.5	$5.4

(5)   Net Income (Loss) per share

Basic and diluted net income (loss) income per share has been computed based on net loss and the weighted-average number of common shares outstanding during the applicable period. For diluted net income (loss) per share, common stock equivalents (shares of common stock issuable upon the exercise of stock options and unvested restricted stock units) are excluded from the calculation as their inclusion would be anti-dilutive. The Company has excluded all anti-dilutive share-based awards to purchase common stock in periods indicating a loss, as their effect is anti-dilutive.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

The following tables set forth the computation of historical basic and diluted net income (loss) per share.

	Three Months Ended March 31,
	2016	2015

Net income (loss) (in millions)	$(5.2)	$1.2
Weighted-average shares outstanding	38,640,254	35,105,978
Dilutive effect of restricted stock and stock options	-	37,200
Shares used to compute diluted earnings per share	38,640,254	35,143,178
Basic net income (loss) per share	$(0.14)	$0.03
Diluted net income (loss) income per share	$(0.14)	$0.03
Number of anti-dilutive share-based awards excluded from computation	4,639,959	3,333,392

	Nine Months Ended March 31,
	2016	2015

Net income (loss) (in millions)	$(18.4)	$0.8
Weighted-average shares outstanding	38,633,786	35,102,609
Dilutive effect of restricted stock and stock options	-	24,404
Shares used to compute diluted earnings per share	38,633,786	35,127,013
Basic net income (loss) per share	$(0.48)	$0.02
Diluted net income (loss) per share	$(0.48)	$0.02
Number of anti-dilutive share-based awards excluded from computation	4,639,959	3,346,188

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

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended March 31, 2016)

The Company also generates royalty revenue from the sale of Inavir® (laninamivir octanoate) in Japan, pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo in 2009. In September 2010, Inavir® was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Under the collaboration and license agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on the composition of matter for laninamivir octanoate in Japan generally expire in 2024. The product is also covered by a formulation patent related to dry powder for inhalation that expires in 2029 in Japan.

Collaborative and contract arrangements

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of LANI on a cost-plus-fixed-fee basis. BARDA is part of the U.S. Office of the Assistant Secretary for Preparedness and Response ("ASPR") within the U.S. Department of Health and Human Services ("HHS"). The BARDA contract was designed to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a U.S. new drug application (“NDA”) with the FDA for LANI. On May 7, 2014 HHS/ASPR/BARDA notified the Company of its decision to terminate this contract for the convenience of the U.S. Government. The Company completed and finalized all activities related to the settlement and close out of this contract in June 2015. Revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations.

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended March 31,
	2016	2015
	(in millions)
Royalty revenue – Relenza®	$1.7	$3.0
– Inavir®	3.6	2.5
Revenue from services	-	0.4
Total revenue	$5.3	$5.9

	Nine Months Ended March 31,
	2016	2015
	(in millions)
Royalty revenue – Relenza®	$4.5	$7.3
– Inavir®	4.3	4.8
Revenue from services	-	8.4
Total revenue	$8.8	$20.5

(7)	Subsequent Event

On April 22, 2016, the Company and subsidiaries (collectively the “Company”) entered into a Royalty Interest Acquisition Agreement (“Agreement”) with HealthCare Royalty Partners III, L.P. (“HC Royalty”). Under the Agreement, HC Royalty made a $20 million cash payment to the Company in consideration for acquiring from the Company certain royalty rights (“Royalty Rights”) related to the approved product Inavir® in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo Company, Limited.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	the time frames in which we plan to report top line data from our Phase 2b SPIRITUS clinical trial for vapendavir;
●	the anticipated timing of reporting top-line data from the Phase 2a challenge efficacy clinical trial for BTA585;
●	the anticipated timing of reporting top-line data form the Phase2 clinical trial for BTA074;
●

our anticipation that royalty revenue from net sales of Relenza® may decrease in the future due to the expiration of patents for Relenza® in multiple countries and royalty revenues from net sales of Inavir® may decrease in future due to the sale of a portion of the royalty rights of Inavir®;

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

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration (“FDA”) or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of the Company’s clinical development programs at any time for a lack of safety, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the Company's ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of its product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; the Company’s ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; the Company’s ability to retain and recruit sufficient staff, including key execute management and employees, to manage our business; the Company’s ability to maintain, protect or defend its proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; and other cautionary statements contained elsewhere in this Quarterly Report on Form10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the U.S. Securities and Exchange Commission on September 11, 2015.

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

Aviragen is a registered trademark of Aviragen Therapeutics Inc., Relenza ® is a registered trademark of GlaxoSmithKline plc, and Inavir ® is a registered trademark of Daiichi Sankyo Company, Ltd.

References to “we,” “us,” and “our” refer to Aviragen Therapeutics, Inc. and its subsidiaries.

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and nine months ended March 31, 2016, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. We have three product candidates in active clinical development: These include vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate-to-severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion protein inhibitor that has received Fast Track designation by the FDA, in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus types 6 & 11.

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

We would expect our royalty revenues to decrease in the future due to the expiration of the Relenza® patents and the sale of a portion of our royalty rights of Inavir®, which occurred in April of 2016. Further, we anticipate that our net losses will increase in the future based on the ongoing clinical development of vapendavir, BTA585 and BTA074.

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

On May 5, 2016, we reported the following:

Recent Corporate Highlights

Completed Royalty Deal with Healthcare Royalty Partners for Proceeds of $20 Million.

In April 2016, received gross proceeds of $20 million from HealthCare Royalty Partners from the sale of an undisclosed portion of the Company’s royalty rights related to Inavir®, an inhaled neuraminidase inhibitor that is approved in Japan for the treatment and prevention of influenza.

Transitioned Company Name to Aviragen Therapeutics, Inc. (NASDAQ:AVIR) from Biota Pharmaceuticals, Inc. The name change reflects the strategic shift in the organization’s prior focus on drug discovery and early-stage licensing to clinical development of next generation direct-acting antivirals to treat infections that have limited therapeutic options.

Announced Sale of Antibiotic Assets to Spero Therapeutics. Completed the sale of assets related to the Company’s broad spectrum antibiotic program to a newly formed subsidiary of Spero Therapeutics, LLC, a Cambridge-based biopharmaceutical company founded to develop novel therapies for the treatment of bacterial infections.

Recent Clinical Highlights

Initiated Phase 2a Efficacy Study of BTA585 for the Treatment of RSV Infections. Reported the initiation of a double-blind, placebo-controlled, Phase 2a trial that is designed to evaluate the safety, pharmacokinetics, and antiviral activity of orally-dosed BTA585 in healthy volunteers challenged intranasally with RSV. The primary endpoint of the study is reduction in viral load among subjects who test positive for RSV prior to dosing.

Reported Positive Results from Phase 1 Trial for RSV Antiviral BTA585. Reported top-line safety and pharmacokinetic data from a Phase 1 multiple ascending dose (“MAD”) trial of BTA585. Results from the MAD trial indicated BTA585 was generally well tolerated at all dose levels; there were no serious adverse events, and no drug-related clinically-significant adverse changes were observed in either ECGs or clinical laboratory values.

Received Fast Track Designation for RSV Antiviral BTA585. Granted Fast Track designation by the FDA for BTA585, an oral fusion inhibitor, for the treatment of RSV infections in infants, young children and adults. The FDA Fast Track process is designed to expedite the development and review of drugs for the treatment of serious or life-threatening conditions and which demonstrate potential to address unmet medical needs.

Commenced Dosing in Phase 2 Trial of BTA074 for Topical Treatment of Condyloma. Dosed first subject in a Phase 2 double-blind, randomized, placebo-controlled trial to evaluate the safety, tolerability and efficacy of BTA074 5% gel in male and female patients with condyloma, or anogenital warts, caused by human papillomavirus (“HPV”) types 6 & 11. A delay in the availability of clinical trial material required to resupply the initial clinical sites is expected to result in a delay in the availability of top-line data of the trial until the second half of 2017. To minimize the delay, we are in the process of identifying new clinical sites for participation in the Phase 2 trial.

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

We base our estimates and judgments on historical experience, current economic and industry conditions, and various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies that require significant judgment and estimates as discussed in detail in our 2015 annual 10-K filing:

•	Use of estimates
•	Revenue recognition
•	Accrued expenses
•	Share-based compensation

Recent Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for the Company’s fiscal year ended September 2018. Early adoption is permitted. We prospectively adopted the guidance immediately which resulted in the offset of $0.5 million of deferred tax assets and liabilities from the condensed consolidated balance sheet at December 31, 2015. We did not make any changes to prior periods.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for public and non-public entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We are currently assessing the expected impact that this Accounting Standards update will have on the consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We will adopt this guidance on July 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on the consolidated financial statements.

In January 2016, the FASB issued guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on the consolidated financial statements and will adopt this standard as of January 1, 2018.

In February 2016, the FASB issued new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. We are currently evaluating the impact that this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on compensation - stock compensation: improvements to employee share- based payment accounting as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the guidance will have on the consolidated financial statements.

Results of Operations for the Three months ended March 31, 2016 and March 31, 2015

Summary. For the three months ended March 31, 2016, we reported a net loss of $5.2 million, as compared to a net income of $1.2 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.14 for the three month period ended March 31, 2016, as compared to a basic and diluted net income per share of $0.03 in the same period of 2015. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $5.3 million for the three months ended March 31, 2016 from $5.9 million for the same period in 2015. The following table summarizes the key components of our revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	(in millions)
	2016	2015

Royalty revenue – Relenza®	$1.7	$3.0
– Inavir®	3.6	2.5
Revenue from services	-	0.4

Total revenue	$5.3	$5.9

Royalty revenues decreased primarily due to a reduction in Relenza® government stockpiling orders, which were largely offset by higher royalties from Inavir® sales in Japan. Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014.

Cost of Revenue. Cost of revenue decreased to zero for the three months ended March 31, 2016 from $0.3 million for the same period in 2015. Direct preclinical, clinical and product development expense in 2015 were incurred for the development of LANI under the BARDA contract, which has since been terminated.

Research and Development Expense. Research and development expense increased to $8.5 million for the three months ended March 31, 2016 from $4.8 million for the same period in 2015. The following table summarizes the components of our research and development expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	(in millions)
	2016	2015

Direct preclinical, clinical and product development expenses	$7.1	$2.7
Salaries, benefits and share-based compensation expenses	1.1	1.2
Other expenses	0.2	0.1
Depreciation and facility related expenses	0.1	0.8
Total research and development expense	$8.5	$4.8

Direct preclinical, clinical and product development expense increased largely due to ongoing clinical costs associated with the Phase 2b SPIRITUS clinical trial for vapendavir, the introduction of BTA585 into clinical trials this year, including the Phase 1 SAD and MAD and startup expenses for Phase 2a challenge trial that was initiated in April 2016, and expenses for the Phase 2 clinical trial for BTA074 that was initiated in February 2016. Salaries, benefits and share-based compensation decreased due to lower staff-related benefit expenses. Depreciation and facility related expenses decreased primarily due to the closure of our early-stage research facility in March 2015.

General and Administrative Expense. General and administrative expense decreased to $2.3 million for the three months ended March 31, 2016 from $3.2 million for the same period in 2015. The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	(in millions)
	2016	2015

Salaries, benefits and share-based compensation expenses	$1.2	$1.6
Professional and legal fees expenses	0.3	0.8
Other expenses	0.8	0.8
Total general and administrative expense	$2.3	$3.2

Salaries, benefits and share-based compensation decreased primarily due to lower staff-related benefit expenses. Professional and legal expense decreased primarily due to the absence of fees incurred as result of the acquisition of BTA074 in 2015.

Foreign Exchange Loss (Gain), net. Foreign exchange changed from a gain of $3.7 million in March 31, 2015 to a gain of $0.3 million for three months ended March 31, 2016. The positive impact on foreign exchange on our statement of operations in both periods was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the Australian dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these re-measurements is shown as a foreign currency loss or gain.

Results of Operations for the Nine months ended March 31, 2016 and March 31, 2015

Summary. For the nine months ended March 31, 2016, we reported a net loss of $18.4 million, as compared to a net income of $0.8 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.48 for the nine month period ended March 31, 2016, as compared to a basic and diluted net income per share of $0.02 in the same period of 2015. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $8.8 million for the nine months ended March 31, 2016 from $20.5 million for the same period in 2015. The following table summarizes the key components of our revenue for the nine months ended March 31, 2016 and 2015:

	Nine Months Ended March 31,
	(in millions)
	2016	2015

Royalty revenue – Relenza®	$4.5	$7.3
– Inavir®	4.3	4.7
Revenue from services	-	8.5

Total revenue	$8.8	$20.5

Royalty revenue decreased primarily due to a larger Relenza® government stock pile order received last year in 2015 and lower seasonal sales of Relenza® and Inavir® in 2016 due to a mild flu season as compared to last year. Revenue from services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014.

Cost of Revenue. Cost of revenue decreased to zero for the nine months ended March 31, 2016 from $3.6 million for the same period in 2015. Cost of revenue in 2015 was incurred for the development of LANI under the BARDA contract, which has since been terminated.

Research and Development Expense. Research and development expense increased to $20.4 million for the nine months ended March 31, 2016 from $14.5 million for the same period in 2015. The following table summarizes the components of our research and development expense for the nine months ended March 31, 2016 and 2015.

	Nine Months Ended March 31,
	(in millions)
	2016	2015

Direct preclinical, clinical and product development expenses	$16.5	$7.2
Salaries, benefits and share-based compensation expenses	3.1	4.7
Other expenses	0.6	0.6
Depreciation and facility related expenses	0.2	2.0
Total research and development expense	$20.4	$14.5

Direct preclinical, clinical and product development expense increased largely due to the ongoing costs of the Phase 2b SPIRITUS clinical trial for vapendavir, the introduction of BTA585 into clinical trials this year, including the Phase 1 SAD and MAD and startup expenses for Phase 2a challenge trial that was initiated in April 2016, and expenses for the Phase 2 clinical trial for BTA074 that was initiated in February 2016. Salaries, benefits and share-based compensation, as well as depreciation and facility related expenses decreased primarily due to the closure of our early-stage research facility in March 2015.

General and Administrative Expense. General and administrative expense decreased to $6.7 million for the nine months ended March 31, 2016 from $8.2 million for the same period in 2015. The following table summarizes the components of our general and administrative expense for the nine months ended March 31, 2016 and 2015.

	Nine Months Ended March 31,
	(in millions)
	2016	2015

Salaries, benefits and share-based compensation expenses	$3.7	$4.4
Professional and legal fees expenses	0.9	1.6
Other expenses	2.1	2.2
Total general and administrative expense	$6.7	$8.2

Salaries, benefits and share-based compensation decreased primarily due to a reduction in administrative personnel related to our early-stage research facility closure in March 2015. Professional and legal expense primarily decreased to the absence of fees incurred as result of the acquisition of BTA074 in 2015.

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a gain of $6.5 million in 2015 to a loss of $0.2 million in 2016 due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these re-measurements is shown as a foreign currency loss or gain.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2016, cash and cash equivalents decreased by $14.8 million. This decrease was primarily the result of our operating activities, offset in part by the receipt of accounts receivable during the period and cash provided by our investing activities.

Net cash used by operating activities was $15.2 million for the nine months ended March 31, 2016, which reflected our net loss during the period of $18.4 million, partially offset by a net decrease in operating assets of $1.6 million and non-cash charges for share-based compensation of $1.6 million.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses offset in part by our royalty revenues. The net changes in operating assets and liabilities reflects a $2.5 million decrease in accounts receivable, offset in part by a $0.8 million increase in prepaid expenses and a $0.1 million decrease in accounts payable and accrued expenses.

Net cash provided by investing activities during the nine months ended March 31, 2016 consisted of the maturity of $14.9 million of investments, offset in part by the purchase of $13.5 investments and capital expenditures of $0.1 million.

Net cash used in financing activities during the nine months ended March 31, 2016 consisted of $0.2 million for payment on a note payable.

At March 31, 2016, our cash and cash equivalents totaled $30.6 million, not including our short and long-term investments of $19.4 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term and long-term investments consist primarily of U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate securities.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements, including the partial monetization of Inavir royalties in April 2016;

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;

●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials:

●	the variability, timing and costs associated with conducting preclinical studies, and the results of those studies;

●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;

●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;

●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;

●	the scope and size of our research and development efforts;

●	the size and cost of our general and administrative function we need to manage our operations, including the infrastructure to support being a publicly-traded company; and

●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the clinical and preclinical development of our product candidates, we believe that our existing cash and cash equivalents of $30.6 million, plus our liquid investments of $19.4 million as of March 31, 2016, along with the $20.0 million proceeds from the sale of a portion of our royalty interest in Inavir® and anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months from March 31, 2016. As part of the sale of a portion of our royalty interest in Inavir®, we will retain all of the $3.6 million third quarter royalty payment anticipated to be paid in May 2016, except for $1.25 million, which will be paid to HealthCare Royalty Partners.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Aviragen Therapeutics, Inc.

Date: May 10, 2016	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark P. Colonnese
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Peter Azzarello
Peter Azzarello Vice President of Finance (Chief Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Aviragen Therapeutics, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

*      This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of Aviragen Therapeutics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.