Form 10-K
period 2016-06-30
Aviragen Therapeutics, Inc.
filed 2016-09-13
CIK 72444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on December 31, 2015 was approximately $74.2 million.

Number of shares of Common Stock outstanding as of September 8, 2016: 38,640,487. The common stock is listed on the NASDAQ Global Select Market (trading symbol “AVIR”)

Documents incorporated by reference:

Portions of the definitive Proxy Statement with respect to the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

ITEM 1.	BUSINESS

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These forward-looking statements are principally contained in the sections entitled “Item 1-Business”, “Item 2-Properties” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but may appear elsewhere. All statements other than those of historical facts contained herein are forward looking statements, which reflect our current expectations and assumptions about the future. Forward looking statements involve known and unknown risks and uncertainties that may cause actual future results, performance, achievements or events to be materially different from any results, performance, achievements or events expressed or implied by the forward-looking statements. In general, you can identify forward-looking statements by terms such as, but not limited to, “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “continue,” “target,” “likely” or “possible,” as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:

●	our anticipated timing to fully enroll and report top line-data from our Phase2b SPIRITUS clinical trial for vapendavir;
●	our anticipated timing to fully enroll and report top line-data from our Phase 2a challenge study for BTA585;
●	our anticipated timing to fully enroll and report top line-data from our Phase 2 clinical trial for BTA074;
●	our anticipated timing of filing our clinical hold complete response to the Food and Drug Administration for BTA585
●	our preclinical respiratory syncytial virus (“RSV”) non-fusion inhibitor that may complement BTA585;
●

our anticipation that royalty revenue from the net sales of Relenza® may decrease in fiscal 2017 due to the expiration of the composition of matter patents for Relenza® in the multiple countries and the outcome of the pending patent application related to Relenza in the U.S.;

●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●

the number of months that our current cash, cash equivalents and anticipated future proceeds from existing royalty-bearing licenses and other existing license and collaboration agreements will allow us to operate; and

●

our plan to continue to finance our operations with our existing cash, cash equivalents and proceeds from existing or potential future royalty-bearing licenses, or collaborative research and development arrangements, or through future equity and/or debt financings or other financing vehicles.

These forward looking statements are subject to key risks and uncertainties including, without limitation: the U.S. Food and Drug Administration (“FDA”) or similar foreign regulatory agency, a data safety monitoring board, an institutional review board delaying, or limiting, suspending or terminating the clinical development of any of our clinical development programs at any time for a lack of safety, tolerability, biologic activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the safety or efficacy data from ongoing or future preclinical studies of any of our product candidates not supporting the clinical development of that product candidate; our capacity to successfully enroll, manage and conduct several simultaneous clinical trials on a timely basis; our ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; our ability to manufacture and maintain sufficient quantities of preclinical and clinical trial material on hand to conduct and complete our preclinical studies or clinical trials on a timely basis; our ability, or that of our clinical research organizations or clinical investigators, to enroll a sufficient number of patients in our clinical trials on a timely basis; our ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management, contract manufacturing and other similar vendors who we outsource many of our activities to and rely on to assist us in the design, development and implementation of the development of our product candidates; our third-party contract research, data management and manufacturing organizations fulfilling their contractual obligations on a timely basis or otherwise performing satisfactorily in the future; GlaxoSmithKline (“GSK”) or Daiichi Sankyo continuing to generate net sales from Relenza® and Inavir®, respectively, and otherwise continuing to fulfill their obligations under our royalty-bearing license agreements with them in the future; our ability to maintain, protect or defend our proprietary intellectual property rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in general economic business or competitive conditions related to our industry or product candidates; and other statements contained elsewhere in this Annual Report on Form 10-K and the risk factors described in or referred to in greater detail in the “Risk Factors” section of this Form 10-K. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-K, as well as the documents that we reference herein and that have been filed or incorporated by reference as exhibits, completely and with the understanding that our actual future results may be materially different from our expectations. Our business, financial condition, results of operations, and prospects may change. We undertake no obligation to update these forward-looking statements, unless we are required by law. We qualify all of the information presented in this Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

Aviragen® is a registered trademark of Aviragen Therapeutics, Inc., Relenza® is a registered trademark of GlaxoSmithKline plc, Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

References to “we,” “us,” and “our” refer to Aviragen Therapeutics, Inc. and its subsidiaries.

Our Business

We are focused on the discovery and development of direct-acting antivirals to treat infections that affect a significant number of patients globally. We have three product candidates in clinical development that address viral infections that have limited therapeutic options: vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate-to-severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion (“F”) protein inhibitor in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus (“HPV”) types 6 and 11. We also have preclinical RSV non-fusion inhibitor program that we believe may complement our F-protein inhibitor BTA585.

Background

We have historically focused our research and drug development capabilities on discovering and developing small molecule compounds that can prevent or treat infectious diseases. Infectious diseases are caused by pathogens that are present in the environment, such as viruses and bacteria, which enter the body through various means and overwhelm its natural defenses and cause an infection. The severity of an infectious disease varies depending on the nature of the infectious pathogen, as well as the degree to which the body’s immune system or available therapies can prevent or fight the infection. The market for anti-infective drugs can be divided into three general categories: antiviral, antibacterial and antifungal. We are currently focused on developing antiviral compounds.

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

Our Pipeline

The following chart summarizes key information regarding our antiviral product candidates:

Human Rhinovirus (“HRV”), Asthma and Chronic Obstructive Pulmonary Disease (“COPD”)

HRV is a non-enveloped, single-stranded virus that belongs to the Picornaviridae family. Currently more than 100 distinct serotypes of HRV are classified into three species, HRV-A, HRV-B, and HRV-C. HRV is the virus that causes the common cold. Primary market research conducted by the IMS Consulting Group on our behalf with pulmonologists, internists and general practitioners indicated that adult asthma and COPD patients experience four to six colds per year. Asthma is a common disease with underlying inflammation of the airways that affects an estimated 300 million people worldwide and 26 million people in the U.S. A 2015 study commissioned by us with the IMS Consulting Group indicated that there were 10.4 million people in the U.S. categorized as having moderate to severe asthma. Acute asthma exacerbations are a major healthcare burden, accounting for almost half of the total healthcare costs associated with asthma, and also have a major impact on the quality of life and in some cases can cause death. Recent studies in adults with asthma have documented an association between respiratory tract infection and worsening asthma symptoms, decline in lung function (disease progression), and exacerbations. Respiratory viruses, and in particular HRV, are a significant cause of exacerbations. In a 2014 study of asthma patients with cold-like symptoms, 63% of the patients had respiratory viruses that were detected by qPCR (quantitative polymerase chain reaction) and the majority of those samples (68%) contained HRV.

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

Similar to the presence of HRV in asthma exacerbations, HRV is the most common virus detected during exacerbations of COPD. In COPD patients, colds often precede exacerbation symptoms. In a published experimental challenge study, COPD patients with an HRV infection showed more severe and prolonged lower respiratory symptoms, airway obstruction, and neutrophilic airway inflammation than subjects without COPD. In addition, a recent natural exposure study in COPD patients demonstrated that HRV prevalence and viral load at exacerbation presentation were significantly higher compared to a period when the patient was not experiencing an exacerbation. Further, the HRV viral load was elevated in COPD patients that presented to the clinic, consistent with the experimental challenge study, suggesting that viral replication may be ongoing, and antiviral therapy may be an effective treatment modality to prevent or reduce the severity of exacerbations.

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

Vapendavir (BTA798)

We are developing vapendavir (BTA798), a potent antiviral capsid binder that is designed to bind to a highly conserved pocket in the HRV capsid and interfere with receptor binding and/or related early steps in the infectious cycle. Vapendavir is a potent inhibitor of picornaviruses and has been shown to inhibit the replication of a wide range of HRV serotypes and the replication of a majority of recent HRV clinical isolates in tissue culture assays. The median EC50 value for vapendavir against the 100 HRV serotypes is a potent 5.8 ng/mL (15.2 nM). The EC50 represents the concentration of drug that is required for 50% inhibition of viral replication in vitro. Vapendavir has also demonstrated antiviral activity against other clinically relevant enteroviruses (“EV”) including EV- 71 and poliovirus types 1, 2 and 3.

Vapendavir (BTA798) Clinical Trials

Phase 2b SPIRITUS Trial. The ongoing Phase 2b SPIRITUS clinical trial of vapendavir is being conducted at approximately 68 sites in North America and Europe with a goal of enrolling approximately 190 laboratory-confirmed HRV-infected patients for the intent to treat-infected (“ITT-I”) population. Patients aged 18-70 years of age that have an established history of moderate-to-severe asthma and a history of losing asthma control as a result of an upper respiratory tract infection will be eligible to be enrolled in the trial.

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

Phase 1 Bioavailability Trial. In 2016, we initiated a single-center, open-label, three-period comparative bioavailability study in healthy volunteers to assess the comparability of the vapendavir phosphate salt capsule, and two new formulations of vapendavir free base in the forms of an oral suspension and tablet.  Forty-six (46) subjects completed three periods of dosing and the plasma pharmacokinetic results indicated that the bioavailability of the oral suspension and tablet formulations were comparable to the capsule form of vapendavir. The oral suspension formulation is intended to enable the conduct of future pediatric trials, and the tablet formulation will allow an increase in manufacturing scale appropriate for Phase 3 trials and commercial development.

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

Phase 2. In 2012, we completed a 300-patient, multicenter, randomized, double-blind, placebo-controlled study of vapendavir in adults with mild to moderate asthma that had a symptomatic HRV infection. The primary objective of the study was to determine the efficacy of vapendavir on symptoms of presumptive HRV infection in asthmatic adults, as measured by the WURSS-21 severity scores. Vapendavir was dosed at 264 mg twice daily for six days. The study was conducted over two HRV seasons (18 months), with an estimated 1200 individuals screened in order to randomize 300 subjects, 155 in the vapendavir arm and 145 in the placebo group. The trial successfully met its primary endpoint, which was a reduction of cold symptoms based on the WURSS-21 severity score averaged over days two through day four. The mean daily reduction in WURSS-21 severity score averaged over days two to four was significantly greater in the vapendavir treated group compared to the placebo group (least square mean difference: -4.01, p = 0.020). Vapendavir was generally tolerated and most treatment-related adverse events were of mild intensity, with moderate treatment-related events reported in 2.3% of subjects. No SAE’s occurred during the study.

Phase 2 HRV39 Challenge Study. In 2009, we completed a Phase 2a placebo-controlled, double-blind, randomized, parallel group trial to determine the potential of 16.5 mg, 66 mg and 264 mg of vapendavir, when dosed twice daily for 10 days, to prevent experimental HRV39 infection (challenge design) in 41 healthy volunteers. Subjects that received 264 mg of vapendavir achieved a statistically significant reduction compared to placebo in mean viral load on days two to five inclusive. Vapendavir was generally well tolerated, and the overall incidence of adverse events was low, not dose dependent, and was similar to placebo. There was one SAE of neutropenic sepsis in a subject in the 66 mg arm of the trial.

Respiratory Syncytial Virus (“RSV”)

RSV, a member of the Paramyxoviridae family of viruses, is a major cause of acute upper and lower respiratory tract infections in infants, young children, and adults. Datamonitor, an independent research provider, estimates that approximately 18 million people are infected annually with RSV in the seven major markets worldwide, including over 9 million children under the age of four, 5.5 million elderly, and 3 million adults with underlying disease. About 900,000 of these individuals are hospitalized for their RSV infection. These infections are particularly problematic in infants, as approximately 91,000 are hospitalized with RSV infection in the U.S. in any given year. RSV infections are also responsible for 40 to 50% of hospitalizations for pediatric bronchiolitis and 25% of hospitalizations for pediatric pneumonia. In addition to pediatric patients, elderly patients with cardiac or pulmonary conditions and adults that have received a hematopoietic stem cell transplant are at an increased risk for severe RSV infection. The overall magnitude of hospitalizations makes RSV a costly disease, although mortality is low.

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

BTA585

Our lead compound, BTA585, is a potent, non-cytotoxic and selective inhibitor of the RSV F protein. Data from studies investigating the mechanism of BTA585 anti-viral activity, including analysis of RSV resistance mutants, support the conclusion that BTA585 inhibits the function of the RSV F protein. Therefore, BTA585 exerts its antiviral activity by interfering with the earliest stage of infection by inhibiting the attachment and/or fusion of the virus to the host cell. BTA585 is equally active against both RSV A and B subtypes but has no known activity against other pathogenic viruses. When tested against a panel of RSV clinical isolates, BTA585 was found to be highly potent with an average EC50 =95.6nM.

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

BTA585 Clinical Trials

Phase 2a RSV Challenge Clinical Trial

The ongoing double-blind, placebo-controlled, Phase 2a trial initiated in April 2016 is designed to evaluate the safety, pharmacokinetics, and antiviral activity of orally dosed BTA585 in healthy volunteers challenged intranasally with RSV. Following a positive test for RSV or five days after challenge, approximately 60 healthy adults will be randomized to receive either BTA585 or placebo, dosed twice daily for seven days and monitored for 28 days. The primary endpoint of the study is area under the curve for the viral load in nasal wash among subjects who test positive for RSV prior to dosing. Secondary efficacy endpoints include measures of RSV clinical symptoms and other viral load endpoints such as peak viral load and time to cessation of virus detection.

On May 26, 2016, we announced a voluntary delay in enrollment in the Phase 2a trial of BTA585 being conducted in the U.K. This decision emanated from a lab report from one subject showing an increase of a cardiac enzyme level coupled with transient ECG changes, which led to a hospitalization of less than 24 hours. The subject's ECGs were normal prior to hospitalization and the cardiac enzyme levels returned to baseline shortly thereafter. We also reported that subsequent to the submission of the requisite safety report to the regulatory authorities, we received verbal communication from the FDA that the investigational new drug application (“IND”) for BTA585 has been placed on clinical hold for studies being conducted in the U.S. under the IND. We expect to submit a complete response to the clinical hold in the first quarter of calendar 2017.

On July 12, 2016 we reported resumption of enrollment in the BTA585 Phase 2a trial following receiving U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) and Ethics Committee approval to resume the study.

Phase 1 Multiple Ascending Dose (“MAD”) Clinical Trial

In 2016, we completed a blinded, placebo-controlled MAD study, conducted in the U.S. under an IND, which evaluated the safety and PK of three cohorts of healthy volunteers (100, 400, and 600 mg BTA585) dosed orally twice a day for seven consecutive days. Each of the dose cohorts consisted of eight subjects that received BTA585 and four that received placebo. Adverse events occurring in more than two BTA585-treated subjects were headache and chromaturia. Additional results showed that BTA585 plasma Cmax was rapidly achieved at approximately one hour following oral dosing, exposure was dose-proportional, there was no accumulation of BTA585 over the duration of dosing and the half-life (T1/2) was approximately 5 to 6 hours.

Phase 1 Single Ascending Dose (“SAD”) Clinical Trial

In 2016, we completed a blinded, placebo-controlled SAD study, which was conducted in the U.S. under an IND, evaluating the safety and pharmacokinetics (“PK”) of six oral doses of BTA585 (50, 100, 200, 400, 500 and 800 mg) in healthy volunteers. In addition, the 100 mg cohort included an evaluation of the effect of food on the PK profile of BTA585. Each of the dose cohorts consisted of seven subjects that received BTA585 and three that received placebo. Overall, there was low incidence of adverse events (“AEs”) with BTA585 treatment. AEs occurring in more than two BTA585-treated subjects included headache, nausea, and chromaturia. In the fasted subjects, pharmacokinetic data demonstrated that doses ≥ 100 mg achieved BTA585 plasma levels that exceeded the mean EC50 of RSV clinical isolates for 24 hours. The BTA585 plasma Cmax was rapidly achieved at approximately one hour following oral dosing and the half-life (T1/2) was approximately 5 to 6 hours. Additionally, dosing of BTA585 with a high fat meal did not adversely affect the PK.

Non-Fusion RSV Inhibitors

On July 5, 2016, we announced that we had entered into an exclusive, worldwide license and sponsored research agreement with Georgia State University Research Foundation (GSURF) to jointly develop and commercialize RSV replication inhibitors discovered by Professor Richard Plemper and his team in the Institute for Biomedical Sciences (IBMS) at Georgia State University. We believe that RSV replication inhibitors could be useful as a stand-alone treatment or potentially in combination therapy with BTA585 for the treatment of patients infected with RSV. We have commenced research activities using medicinal chemistry to synthesize and potentially identify compounds that have biological activity in screening models of RSV inhibition.

Human Papillomavirus (“HPV”)

HPVs are small non-enveloped, double stranded DNA viruses that infect mucosal or cutaneous squamous epithelia, where they may cause benign or malignant hyperproliferation of the skin and mucosa. HPV is the most common cause of sexually transmitted infection and the disease burden includes skin warts, genital warts, cervical and other anogenital dysplasias and carcinomas, oropharyngeal cancer and recurrent respiratory papillomatosis (“RRP”). Over 40 distinct types of HPV can infect the genital tract. Approximately 90% of infections caused by HPV’s are asymptomatic and resolve spontaneously within two years. However, persistent infection with some HPV types can cause cancer and other benign diseases. Of the 13 HPV types designated as human carcinogens, types 16 and 18 account for 70% of cervical cancers worldwide. Among non-carcinogenic types, HPV 6 and 11 are responsible for 90% of anogenital warts.

Genital warts, also referred to as anogenital warts or condyloma, is the most commonly identified pathology caused by genital HPVs. Genital warts are sexually transmitted, with a high rate of transmission and significant psychosocial morbidity. Genital warts are one of the most common viral sexually transmitted disease (“STD”) worldwide. It is one of the most frequent STDs diagnosed among genitourinary medicine (“GUM”) clinics and accounts for more frequent visits to general practitioners or GUM clinics than those for genital herpes. In 2013, the Centers for Disease Control and Prevention (CDC) estimated that in the U.S. there were more than 400,000 visits to physicians’ offices related to genital warts.

Currently, no approved HPV-specific direct acting anti-viral drugs exist to treat genital warts. Existing treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies, such as podophyllotoxin, sinecatechins, and imiquimod. Imiquimod directly activates innate immune cells through Toll-like receptor 7, resulting in production of cytokines. Treatment choice depends on the morphology, number, and distribution of warts and patient preference. Significant failure and relapse rates, often as much as 20-30% or more have been reported for all of these existing treatments. Further, all existing therapies are associated with local skin reactions including itching, burning, erosions and pain. Therefore, despite the existence of marketed prophylactic vaccines, effective therapies against pathologies caused by HPV6 and HPV11 are still needed.

BTA074

BTA074 is in development for the treatment of genital warts caused by HPV. BTA074 is a potent and selective inhibitor of the interaction between two viral proteins from HPV6 and HPV11, E1 and E2, an interaction that is an essential step for HPV DNA replication and thus, viral production and pathogenesis. This inhibition results from the binding of BTA074 to the E2 protein (Kd=168 nM). BTA074 is a first-in-class directing acting antiviral specific to HPV and possesses new mechanism of action that can be exploited to treat infections caused by HPV types 6 & 11. BTA074 was selected for clinical development among more than 1200 unique compounds tested. BTA074 was developed by combining chemo-informatics modeling and in cellulo screening of E1/E2 protein-protein interactions. These studies showed that BTA074 inhibits the HPV6 and HPV11 E1/E2 interaction or HPV DNA replication in cellulo with an IC50 of 0.5-1 µM. The IC50 represents the concentration of a drug that is required for 50% inhibition of a biological process. Moreover, BTA074 is highly selective for low-risk types HPV 6 and HPV 11, since it does not inhibit replication of HPV 18 or E1/E2 protein interactions of other HPVs.

BTA074 Clinical Trials

Phase 2. The ongoing Phase 2 trial we initiated in February 2016 is intended to further validate BTA074's favorable local skin tolerability profile and antiviral activity. The trial is designed as a double-blind placebo controlled, randomized, Phase 2 study the primarily objective of which is to assess the safety, tolerability, pharmacokinetics and efficacy of twice daily topical treatments of BTA074 5% gel for up to 16 weeks in approximately 210 genital warts patients. A primary efficacy endpoint is to determine the complete clearance rate for baseline genital warts lesions after twice daily application of BTA074 5% gel or placebo from baseline week 0 visit to the completion of the treatment.

Phase 2a. In 2013, a Phase 2a clinical trial of BTA074 5% gel was completed. The six-week, Phase 2a study in 24 subjects (16 active; eight placebo) demonstrated that twice daily application of 100 mg BTA074 5% gel had an excellent local skin tolerability profile and resulted in high patient compliance and no patient drop-outs or treatment interruptions. Further, treatment with BTA074 produced a 56% overall response rate and a 38% reduction in mean baseline wart area.

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

Our Strategy

We are focused on the discovery and development of direct-acting antivirals to treat infections that affect a significant number of patients globally for which there are limited therapeutic options. In the near-term we intend to employ the following strategy:

●

Focus Our Resources on the Development of our Clinical Stage Antiviral Product Candidates. We plan to focus our resources on vapendavir, an oral treatment for HRV infections in moderate-to-severe asthmatics; BTA585, an oral fusion inhibitor in development for the treatment of RSV infections; and BTA074, a novel topical treatment for genital warts caused by HPV types 6 & 11.

More specifically, over the next 12 months we intend to:

■	Complete enrollment in the Phase 2b SPIRITUS trial of vapendavir in patients with moderate-to-severe asthma and report top-line data around the end of the year;
■	Complete enrollment in the Phase 2a RSV viral challenge study and report top-line data around the end of calendar year 2016;
■	Complete enrollment in Phase 2 BTA074 CT4 study; and
■	Continue process development and formulation activities (adult and pediatric) for BTA585.
●

Continue research activities to identify a non-fusion RSV product candidate that, in addition to being developed as a standalone compound, may potentially be complementary with our fusion inhibitor or other RSV products in development.

Research and Development

Our research and development expense in fiscal 2016, 2015 and 2014 was $26.3 million, $19.8 million and $17.5 million, respectively. In fiscal 2017, we plan to focus our research and development resources primarily on (i) the clinical development of vapendavir, BTA585 and BTA074, (ii) continue process development and formulation activities for vapendavir, BTA585 and BTA074, and (iii) conduct screening, lead-optimization, and preclinical studies on several series of RSV non-fusion inhibitors.

We use third party research firms and consultants extensively to conduct medicinal chemistry, virology, and cell culture assays activities under our management. We do not have any future plans to build laboratory facilities or hire significant staff to conduct research, discovery and certain development activities.

Sales and Marketing

We currently do not have any commercialization or sales and marketing capabilities, and we have no near term plans to invest in or build such capabilities internally. At the appropriate time, we plan to investigate partnering, collaborating with or licensing certain rights to our development programs to other larger pharmaceutical or biopharmaceutical companies to support the late stage development and commercialization of our product candidates. We will then evaluate whether partnering with a third party for these activities will be more beneficial than developing the capabilities internally for each of our product candidates.

Manufacturing

We currently do not own or operate any facilities in which we can formulate, manufacture, fill or package our product candidates. We rely on a group of contract manufacturers to produce our drug substance and to fill and package the materials required to conduct clinical trials under current good manufacturing practices, (“cGMP”). Currently, we have no plans to own or operate such facilities. If an existing contract manufacture fails to deliver on schedule, or at all, or fails to manufacture our material in accordance with their or our specifications and/or FDA regulations, it could significantly delay or interrupt the development or commercialization of our product candidates and affect our operating results and estimated development timelines. We have used contract manufacturers to produce all of the clinical trial material used in the preclinical studies and clinical trials we have conducted to-date.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research and the development of product candidates for the treatment of infectious diseases. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing capabilities than we do. In addition, some of them have considerably more experience in preclinical testing, conducting clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas of infectious disease which we are working. We expect to encounter significant direct competition for any of the product candidates we plan to develop. Companies that complete clinical trials obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage.

Currently, there are no approved direct-acting antiviral drugs to treat HRV infections. However, our vapendavir product candidate, if successfully developed, would indirectly compete with drugs approved to reduce the incidence of exacerbations or improve lung function in patients with asthma and COPD, such as fluticasone propionate (Advair®), tiotoprium bromide (Spiriva®), fluticasone furoate/vilanterol (Breo Ellipta®), and roflumilast (Daliresp®). In addition to these approved drugs, there are compounds in the clinical development stage, such as inhaled β-interferon, that if successfully developed for the treatment of HRV infections could compete with vapendavir.

Effective treatments of RSV infections in pediatrics, the elderly, and the immunocompromised are very limited. Currently, only Virazole® (ribavirin) is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. We are aware that the following compounds are under development to treat RSV infections: Gilead’s GS-5806, Johnson & Johnson’s JJ-53718678 (ALS-8176), Ark Biosciences’ AK0529 and Teva Pharmaceutical’s MDT-637. The only approved drug for the prevention of RSV infections in high risk infants is MedImmune’s palivizumab (Synagis®), a monoclonal antibody. There are several vaccines and antibody products designed to prevent RSV infections in clinical development. Among the clinical stage product candidates in development are Novavax’s RSV F vaccine, GSK’s GSK3003898A vaccine, GSK’s GSK3389245A vaccine, Bavarian Nordic’s BN® RSV vaccine, MedImmune’s MEDI ΔM2-2 vaccine, MedImmune’s monoclonal antibody MEDI8897, and Regeneron’s monoclonal antibody REGN2222.

Currently there no approved HPV-specific direct acting anti-viral drugs to treat genital warts. Treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies such as podophyllotoxin (Condylox; Wartec), sinecatechins (Veregen®), and imiquimod (Zyclara®, Aldara®). We anticipate that BTA074, if successfully developed, would directly compete with the patient-applied topical treatments for genital warts. We believe key differentiating features of BTA074 could be its mechanism of action, favorable local skin tolerability, efficacy, and lower reoccurrence rate. Three prophylactic vaccines, primarily designed to prevent cervical, vulvar, vaginal, and anal cancers, are currently marketed: a bivalent HPV16/18 vaccine (Cervarix®; GSK), quadrivalent HPV16/18/6/11 (Gardasil®, Merck) and the 9-valent HPV 6/11/16/18/33/52/58 (Gardasil®9; Merck). Gardasil® 9 is indicated for females aged 9 through 26 and males aged 9 through 15, to prevent various HPV related cancers and genital warts in both sexes. Gardasil®, Gardasil® 9, and Cervarix® are not known to exhibit a therapeutic effect on existing HPV lesions.

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

Zanamivir, a neuraminidase inhibitor ("NI") approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza® by GSK. Most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan. On May 12, 2015, we filed a request for rehearing with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in relation to the pending patent application No. 08/737,141 related to Relenza IP in the U.S. On June 23, 2015 the PTAB denied our request for a rehearing. We reported on September 11, 2015, that we have filed an another appeal in relation to the pending patent application No. 08/737,141 related to Relenza® to the United States Court of Appeals for the Federal Circuit. On July 5, 2016 legal counsel for GSK presented oral arguments relating to inhalation treatment of influenza with Relenza® to the Federal Circuit Panel. While we cannot determine the duration or the outcome of this appeal process, or how long this patent application will remain pending, however we do believe that if this most recent appeal is unsuccessful, it is unlikely that the patent claims will be ever issued and we will receive no further royalties. If the patent claims are ultimately issued, we would be eligible to receive royalties from net sales of Relenza® in the U.S. for an additional 17 years from the date of allowance.

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

Vapendavir is an oral antiviral picornavirus capsid binder we are currently developing to treat HRV infections. We exclusively own the vapendavir patent portfolio, and issued claims under this portfolio will begin to expire in some countries in December 2021, not including extensions. Claims filed in recent patent applications related to a free-base form of vapendavir, if allowed, would extend coverage until 2034, without extensions, however, we cannot make any assurance that these claims will be allowed.

We also own a patent portfolio focused on developing several series of oral antivirals for RSV. Issued patent claims covering the composition of matter for our lead program, BTA585, will begin to expire in 2031 without extensions.

BTA074 is a direct-acting antiviral we are developing as a treatment for genital warts caused by HPV 6 and 11. The patent containing composition of matter claims expires in the U.S. in 2029 without extensions. Pending U.S. patent applications related to pharmaceutical compositions and methods of synthesis of BTA074, if allowed, would extend coverage until 2033, without extensions, however we cannot make any assurance that these claims will be allowed.

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

Licenses and Agreements

GSK

In 1990, we entered into a royalty-bearing research and license agreement with GSK for the development and commercialization of zanamivir, a NI marketed by GSK as Relenza® to prevent and treat influenza. Under the terms of the agreement, we licensed zanamivir to GSK on an exclusive, worldwide basis and are entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries and 10% in Australia, New Zealand, South Africa and Indonesia to the extent that the underlying patents in those respective countries do not expire. Most of our Relenza® issued patents have expired, and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan. We will continue to receive royalties on the net sales of Relenza® in the U.S. to the extent that U.S. Patent Application No. 08/737,141 remains pending.

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

In April 2016, we entered into a definitive agreement and received a cash payment of $20 million from HealthCare Royalty Partners (“HCRP”) in exchange for a portion of our royalty rights related to Inavir®.

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

Employees

As of June 30, 2016, we had 21 full-time employees, 13 of whom were engaged in research and development, and eight of whom were engaged in corporate, administration, finance, and business development activities. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain satisfactory relations with our employees.

 Available Information

Our website address is www.aviragentherapeutics.com. Please note that this website address is provided as an inactive textual reference only. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Currently, there are no approved direct-acting antiviral drugs to treat HRV infections. However, if ever approved, our vapendavir product candidate would indirectly compete with drugs approved to reduce the incidence of exacerbations or improve lung function in patients with asthma and COPD, such as fluticasone propionate (Advair®), tiotoprium bromide (Spiriva®), fluticasone furoate/vilanterol (Breo Ellipta®), and roflumilast (Daliresp®). In addition to these approved drugs, there are compounds at the clinical development stage, such as inhaled β-interferon, that if successfully developed for the treatment of HRV infections could compete with vapendavir in the future.

Currently, there is no HPV-specific direct acting antiviral drugs available to treat genital warts or RRP. Treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies such as podophyllotoxin (Condylox; Wartec), sinecatechins (Veregen®), and imiquimod (Zyclara®, Aldara®). There are no cures for RRP, however current maintenance treatments include CO2 laser surgery, pulse dye laser surgery, endoscopic microdebriders, and intralesional injection with cidofovir. The high reoccurrence rates make the current therapies less than optimal for patients suffering with genital warts or RRP. We anticipate that BTA074, if successfully developed and commercialized, would directly compete with the patient-applied topical treatments for condyloma and could become first-line therapy for the treatment of RRP. We believe key differentiating features of BTA074 could be its mechanism of action, favorable local skin tolerability, efficacy, and a lower reoccurrence rate. Three prophylactic vaccines, primarily designed to prevent cervical, vulvar, vaginal, and anal cancers, are currently marketed: a bivalent HPV16/18 vaccine (Cervarix®; GSK), quadrivalent HPV16/18/6/11 (Gardasil®, Merck) and the 9-valent HPV 6/11/16/18/33/52/58 (Gardasil®9; Merck). Gardasil®9 is indicated for females aged 9 through 26 and males aged 9 through 15, to prevent various HPV related cancers and genital warts in both sexes. Gardasil®, Gardasil®9, and Cervarix® are not known to exhibit a therapeutic effect on existing HPV lesions.

Effective treatments of RSV infections in pediatrics, the elderly, and the immunocompromised are very limited. Currently, only Virazole® (ribavirin) is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. We are aware that the following compounds are under development: Gilead’s GS-5806, Johnson and Johnson’s JJ-53718678 (ALS-8176), Ark Biosciences’ AK0529 and Teva Pharmaceutical’s MDT-637. The only approved drug for the prevention of RSV infections in high risk infants is MedImmune’s palivizumab (Synagis®), monoclonal antibody. There are several vaccines and antibody products designed to prevent RSV infections in clinical development. Among the clinical stage product candidates in development are Novavax’s RSV F vaccine, GSK’s GSK3003898A vaccine, GSK’s GSK3003893A vaccine, Bavarian Nordic’s BN® RSV vaccine, MedImmune’s MEDI ΔM2-2 vaccine, MedImmune’s monoclonal antibody MEDI8897, and Regeneron’s monoclonal antibody REGN2222C.

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

If the FDA does not agree to lift the clinical hold on BTA585, it is unlikely that we will be able to continue its development.

We commenced our Phase 2a Challenge study for our RSV product candidate BTA585 in April 2016. The double-blind, placebo-controlled, Phase 2a trial is designed to evaluate the safety, pharmacokinetics, and antiviral activity of orally-dosed BTA585 in healthy volunteers challenged intranasally with RSV. The primary endpoint of the study is area under the curve for the viral load in nasal wash among subjects who test positive for RSV prior to dosing. In May 2016, we voluntarily delayed enrollment as a result of receiving a lab report from one subject that showed an increase in a cardiac enzyme level, coupled with transient ECG changes. At that time, we received verbal communication from the U.S. Food and Drug Administration (FDA) that the IND for BTA585 had been placed on hold for clinical studies being conducted in the U.S. under the IND. In July 2016, we reported that we resumed enrollment in our Phase 2a challenge study of BTA585 after receiving MHRA and Ethics Committee approval to resume enrollment and dosing in the Phase 2a trial. We also reported that we received written confirmation from the FDA of the previously announced clinical hold of the IND application for BTA585. We plan to submit a complete response to the FDA by the first quarter of 2017, including requested data from additional rodent studies. If the FDA does not agree to lift the clinical hold on BTA585, the viability of BTA585 as a commercial product is subject to doubt, and it would be unlikely that we would continue the development of BTA585.

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

Royalty revenues from Relenza® and Inavir® are unpredictable and subject to the seasonal incidence and severity of influenza, which could adversely affect our results of operations and financial condition. Moreover, because we sold a portion of the royalty on Inavir®, we expect our royalty cash flows from sales of Inavir® to be substantially lower than historical levels.

We currently earn royalty revenue from the net sales of Relenza® and Inavir®, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of our licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. We cannot predict with any certainty what our royalty revenues are likely to be in any given year. Because we sold a portion of the royalty on Inavir®, we expect our Inavir® royalty cash flows to be substantially lower than historical levels. Further, most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by us and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. GSK has verified that we will continue to receive royalties on the net sales of Relenza® in the U.S. to the extent that U.S. Patent Application No. 08/737,141 remains pending.

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

Many governments continue to propose legislation designed to expand the coverage, yet reduce the cost, of healthcare, including pharmaceutical products. In many foreign markets, governmental agencies control the pricing of prescription drugs. In the U.S., significant changes in federal health care policy were approved over the past several years and continue to evolve, and will likely result in reduced reimbursement rates for many pharmaceutical products in the future. We expect that there will continue to be federal and state proposals to implement increased government control over reimbursement rates of pharmaceutical products. In addition, we expect that increasing emphasis on managed care and government intervention in the U.S. healthcare system will continue to put downward pressure on the pricing of pharmaceutical products there. Recent events have resulted in increased public and governmental scrutiny of the cost of drugs, especially in connection with price increases following companies’ acquisitions of the rights to certain drug products. In particular, U.S. federal prosecutors recently issued subpoenas to a pharmaceutical company seeking information about its drug pricing practices, among other issues, and members of the U.S. Congress have sought information from certain pharmaceutical companies relating to post-acquisition drug-price increases. Our revenue and future profitability could be negatively affected if these inquiries were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products that may be approved for sale in the future. Legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidates are approved for sale, which could further limit or eliminate their reimbursement rates. Further, social and patient activist groups, whose goal it is to reduce the cost of healthcare, and in particular the price of pharmaceutical products, may also place downward pressure on the price of these products, which could result in decreased prices of our products.

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

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the U.S. and require us to develop and implement costly compliance programs.

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

Zanamivir, a neuraminidase inhibitor approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza® by GSK. Most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by us and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. On May 12, 2015, we filed a request for rehearing from the PTAB in relation to the pending patent application No. 08/737,141 related to Relenza IP in the U.S. On June 23, 2015, the PTAB denied our request for a rehearing. We reported in September 11, 2015, that we have filed another appeal in relation to the pending patent application No. 08/737,141 related to Relenza® to the United States Court of Appeals for the Federal Circuit. On July 5, 2016, legal counsel for GSK presented oral arguments relating to inhalation treatment of influenza with Relenza® to the Federal Circuit Panel. While we cannot determine the duration or the outcome of this appeal process, or how long this patent application will remain pending, we believe that if this most recent appeal is unsuccessful, it is unlikely that the patent claims will ever be issued and that we will receive any further royalties.

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

As a company that is publicly-traded on NASDAQ, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing requirements of NASDAQ. Further, Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, management must perform system and process evaluation and testing of our internal control over financial reporting to assess the effectiveness of our internal control over financial reporting and our independent auditor must perform its own assessment on our internal control over financial reporting. This testing is expensive and requires the attention of our limited management resources. The various financial reporting, legal, corporate governance and other obligations associated with being a company that is publicly traded on NASDAQ in the U.S. require us to incur significant expenditures and place additional demands and requirements on our board of directors (“Board of Directors”), executive officers, and other administrative, operational and financial personnel and resources. If we are unable to comply with these requirements in a timely and effective manner, we and/or our executive officers may be subject to sanctions by the SEC. We expect that we will continue to incur additional expenses as a result of being a company that is publicly traded on NASDAQ.

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

In order to develop our product candidates and support our operations beyond 12 months from June 30, 2016, we may need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our financial condition, business and business prospects.

We believe that our existing cash, cash equivalents and investments of $69.0 million and our accounts receivable balance as of June 30, 2016, along with the anticipated proceeds from our existing royalty-bearing licenses for Relenza® and Inavir® will enable us to operate for a period of at least 12 months from June 30, 2016. This estimate assumes that we pursue our current strategy and continue the development of our existing product candidates. This estimate does not include the impact of any other significant transaction or change in our strategy or development plans in the near-future. We currently do not have any commitments for additional future funding, nor do we anticipate that we will generate any significant incremental revenue from the sale of any of our product candidates in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond twelve months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions, change our strategy or accelerate our development plans, we may need to secure additional capital. In the event we need to raise additional capital we expect to raise it primarily through the sale of our common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset and debt financing, or any other financing vehicle we may enter into in the future. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate capital is not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may also need to obtain funds through license or collaborative arrangements, pursuant to which we would likely relinquish potentially valuable rights to certain of our product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

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

Not applicable.

ITEM 2.	PROPERTIES

We have entered into an operating lease for office space in Alpharetta, Georgia through February 2021. The total annual rent expense under this lease is approximately $0.3 million. We do not own any real property. We believe that our facilities are adequate for our current business as conducted, as well as our expected business for the foreseeable future.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol “AVIR.” On September 8, 2016, we had 6,769 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low sales prices for our common stock for each completed fiscal quarter since June 30, 2014.

	Price

Fiscal year ended June 30, 2016	High	Low
First Quarter	$2.66	$1.70
Second Quarter	2.31	1.73
Third Quarter	2.27	1.23
Fourth Quarter	1.99	1.32
Fiscal year ended June 30, 2015
First Quarter	3.44	2.10
Second Quarter	2.59	2.15
Third Quarter	3.00	2.20
Fourth Quarter	2.53	1.94

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

Comparative Stock Performance

The following graph assumes $100 invested on June 30, 2011 into Aviragen Therapeutics, Inc., Nasdaq stock market index and Nasdaq Biotech index and related information should not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

	6/30/2011	6/30/2012	6/30/2013	6/30/2014	6/30/2015	6/30/2016
Aviragen Therapeutics, Inc. (1)	$100	$29	$64	$53	$38	$26
Nasdaq Stock Market	$100	$106	$123	$159	$180	$175
Nasdaq Biotech Index	$100	$122	$164	$242	$349	$243

Assumes $100 invested on June 30, 2011.

(1)	Aviragen Therapeutics, Inc. (formerly Biota Pharmaceuticals, Inc.) stock performance includes Nabi Pharmaceuticals, Inc. stock performance from June 30, 2011 to November 7, 2012.

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended June 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data as of June 30, 2016, 2015, and 2014 are from our audited consolidated financial statements appearing elsewhere in this Annual Report. The following consolidated financial data for June 30, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report. This data should be read in conjunction with our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

	Years Ended June 30,
	2016	2015	2014	2013	2012
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$9.3	$24.6	$68.7	$33.6	$20.4

Operating expense:
Cost of revenue	-	3.6	51.1	20.4	9.9
Research and development	26.3	19.8	17.5	19.2	24.1
In-process research and development	-	17.6	-	-	-
General and administrative	8.0	9.4	10.2	18.0	9.4
Foreign exchange (gain) loss	0.2	(6.5)	1.4	(1.9)	(0.1)
Loss on disposal of assets	-	0.2	-	-	-
Total operating expense	34.5	44.1	80.2	55.7	43.3

Operating loss	(25.2)	(19.5)	(11.5)	(22.1)	(22.9)
Total non-operating income, net	(0.2)	0.3	0.2	13.3	3.2
Income tax benefit (expense)	-	0.1	0.3	(0.1)	0.5
Net loss	$(25.4)	$(19.1)	$(11.0)	$(8.9)	$(19.2)

Net loss per common share:
Basic and Diluted	$(0.66)	$(0.54)	$(0.35)	$(0.32)	$(0.85)
Weighted average number of shares used in per common share calculations:
Basic and Diluted	38,635,452	35,360,841	31,347,888	28,217,515	22,713,566

	As of June 30,
	2016	2015	2014	2013	2012
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$69.0	$65.5	$91.7	$66.8	$53.8
Total assets	72.7	79.4	114.0	85.8	69.3
Total liabilities	26.5	9.9	27.1	17.8	10.0
Total stockholders’ equity	46.2	69.5	86.9	68.0	59.3

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the audited financial statements, related notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” “Special Note on Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

References to “we,” “us,” and “our” refer to Aviragen Therapeutics, Inc. and its consolidated subsidiaries. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8).

Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. We have three product candidates in active clinical development: vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate-to-severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion protein inhibitor that has received Fast Track designation by the U.S. Food and Drug Administration (“FDA”), in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus types 6 and 11. We also have preclinical RSV non-fusion inhibitor program that we believe complements our F-protein inhibitor BTA585.

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

Recent Corporate Developments

Vapendavir Phase 2b SPIRITUS Trial Ongoing. The multi-center, randomized, double-blind, placebo-controlled dose-ranging SPIRITUS trial is designed and powered to equally randomize approximately 190 laboratory-confirmed HRV infected patients across three treatment arms. The primary endpoint of the trial is the change from baseline to study day 14 in asthma symptoms and lung function as measured by the asthma control questionnaire-6 (ACQ-6) total score. Key secondary endpoints include safety and tolerability, specific lung function assessments such as forced expiratory volume in one second, forced vital capacity, peak expiratory flow, daily ß2-agonist use and the incidence of moderate and severe asthma exacerbations. We are currently more than 90% enrolled and we anticipate top-line data from this trial to be available around the end of calendar year 2016.

Vapendavir Phase 1 Bioavailability Trial. In 2016, we initiated a single-center, open-label, three-period comparative bioavailability study in healthy volunteers to assess the comparability of the vapendavir phosphate salt capsule, and two new formulations of vapendavir free base in the forms of an oral suspension and tablet.  Forty-six (46) subjects completed three periods of dosing and the plasma pharmacokinetic results indicated that the bioavailability of the oral suspension and tablet formulations were comparable to the capsule form of vapendavir. The oral suspension formulation is intended to enable the conduct of future pediatric trials, and the tablet formulation will allow an increase in manufacturing scale appropriate for Phase 3 trials and commercial development.

BTA585 Phase 2a Challenge Study Ongoing. We commenced our Phase 2a Challenge study in April 2016. The double-blind, placebo-controlled, Phase 2a trial is designed to evaluate the safety, pharmacokinetics, and antiviral activity of orally-dosed BTA585 in healthy volunteers challenged intranasally with RSV. The primary endpoint of the study is area under the curve for the viral load in nasal wash among subjects who test positive for RSV prior to dosing. In May 2016, we voluntarily delayed enrollment as a result of receiving a lab report from one subject that showed an increase in a cardiac enzyme level, coupled with transient ECG changes. At that time, we received verbal communication from the U.S. FDA that the IND application for BTA585 had been placed on hold for clinical studies being conducted in the U.S. under the IND. In July 2016, we reported that we resumed enrollment in its Phase 2a challenge study of BTA585 after receiving MHRA and Ethics Committee approval to resume enrollment and dosing in the Phase 2a trial. We anticipate that top-line data will be available around the end of calendar year 2016. We also reported that we received written confirmation from the FDA of the previously announced clinical hold of the IND application for BTA585. The Company plans to submit a complete response to the FDA during the first quarter of 2017, including requested data from additional rodent studies.

BTA074 Phase 2 Trial Ongoing.   The Phase 2 double-blind, randomized, placebo-controlled trial is designed to evaluate the safety, tolerability and efficacy of BTA074 5% gel in male and female patients with condyloma, or anogenital warts, caused by human papillomavirus (“HPV”) types 6 & 11. We currently expect to report top-line data of the trial in the second half of 2017.

Completed Royalty Deal with Healthcare Royalty Partners for Proceeds of $20 Million. In April 2016, received gross proceeds of $20 million from HealthCare Royalty Partners from the sale of a portion of the Company’s royalty rights related to Inavir®, an inhaled neuraminidase inhibitor that is approved in Japan for the treatment and prevention of influenza.

Transitioned Company Name to Aviragen Therapeutics, Inc. (NASDAQ:AVIR) from Biota Pharmaceuticals, Inc. The name change reflects the strategic shift from the organization’s prior focus on drug discovery and early-stage licensing to clinical development of next generation direct-acting antivirals to treat infections that have limited therapeutic options.

Financial Operations Overview

Revenue. We have historically generated revenue primarily from royalty payments and payments for services performed pursuant to contracts, such as the terminated BARDA contract. Revenues are earned when the underlying service is rendered and all contingencies have been satisfied. Revenue for royalties is recognized when the net sales of the underlying product by the relevant third party, including actual or estimated returns within the royalty period based on agreement, are determinable. In fiscal 2017, we anticipate our royalty revenues will be lower than in fiscal 2016, due to the sale of a portion of the royalty rights of Inavir® during fiscal 2016 and due to the fact that most of our Relenza® issued patents have expired with the only substantial remaining intellectual property related to the Relenza® patent portfolio scheduled to expire in July 2019 in Japan. GSK has verified that we will continue to receive royalties on the net sales of Relenza® in the U.S. to the extent that U.S. Patent Application No. 08/737,141 remains pending. We are unable at this time to determine the duration or final outcome of this appeal process, or how long this patent application will remain pending, and how long we might continue to receive royalty revenue from net sales of Relenza® in the U.S. during our 2017 fiscal year.

Cost of Revenue. Cost of revenue represents expenses incurred by us in performing services and activities pursuant to government contracts. Cost of revenue, which historically related to the terminated BARDA contract, includes, but is not limited to, the cost of third-party service providers incurred in connection with conducting external preclinical studies and treating patients enrolled in clinical trials and monitoring, accumulating and evaluating the related clinical data; salaries and personnel-related expenses for our internal staff allocated to the contract, including benefits; and, the cost to develop, formulate and manufacture product candidates directly allocated to the contract. Cost of Revenue is expensed as incurred. In fiscal 2016, we did not record any cost of revenue and do not anticipate to record any cost of revenue in fiscal 2017.

Research and Development Expense. Research and development expense represents the cost of activities associated with the discovery, preclinical development, and clinical development of our product candidates other than those captured under Cost of revenue. These costs include, but are not limited to, fees paid to third-party service providers in connection with conducting external preclinical studies and clinical trials, monitoring, accumulating and evaluating the related preclinical and clinical data; salaries and personnel-related expenses for our internal staff, including benefits and share-based compensation; the cost to develop, formulate and manufacture product candidates; external research and chemistry, consulting fees; license expenses and sponsored research fees paid to third parties; outsourced cost of specialized information systems to evaluate and monitor our programs; depreciation; and laboratory facility costs. Research and development costs are expensed as incurred.

We anticipate that our research and development expense will increase in fiscal 2017, as compared to 2016, primarily based on: our plans for the continuation, until its expected completion around the end of calendar year 2016 of vapendavir Phase 2 clinical trial in patients with moderate and severe asthma with a presumptive HRV infection; the continuation of our Phase 2a challenge study for our RSV compound, BTA585, for the treatment of RSV, which is expected to report top line data around the end of calendar year 2016 and the continuation of our Phase 2 CT4 clinical trial for BTA-074 for the treatment of genital warts. Due to the early stage nature of our programs, our research and development expense may be highly variable in future periods depending on the results and timing of these activities. From time-to-time, we will make determinations as to how much funding or resources to direct to these programs in response to their scientific, clinical and regulatory status, anticipated market opportunity and the availability of capital to fund our programs.

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

We did not record IPR&D charges in fiscal 2016. In fiscal 2015, we recorded a charge of $17.6 million due to the write-off of an IPR&D asset related to the acquisition of Anaconda Pharma. The IPR&D project is BTA074, a patented, direct-acting antiviral in development for the treatment of genital warts, which are caused by HPV types 6 and 11. The transaction also includes additional contingent financial consideration of up to $30.0 million, which is based on the successful achievement of certain future clinical and regulatory milestones, plus a royalty that was deemed not probable based on the current status of the BTA074 compound. If and when these contingent considerations are probable, the effect of a change in estimate will be accounted in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate in accordance with generally accepted accounting principles in the U.S (“U.S. GAAP”).

General and Administrative Expense. General and administrative expense reflects the costs incurred to manage and support our research and development activities, operations, contracts, and status as a publicly-traded company. General and administrative expense consists primarily of salaries and personnel-related expenses, including share-based compensation for personnel in executive, finance, information technology, business development and human resources functions. Other significant costs include professional fees for legal, auditing, tax, and consulting services, insurance premiums, other expenses incurred as a result of being a company that is publicly traded, depreciation and facility expenses. In fiscal 2017, we anticipate our general and administrative expense to remain essentially constant compared to our 2016 levels.

Foreign Exchange (Gain) or Loss. Foreign exchange (gain) or loss primarily relates to remeasurement of foreign currency balances in our subsidiaries that have a different functional currency than the reporting currency of the parent per Accounting Standards Codification (ASC) 830, Foreign Currency Matters. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain. In April 2015, we changed the functional currency of our subsidiaries to the U.S. dollar. Due to the change in functional currency in fiscal 2015, we expect our foreign exchange (gain) or loss in fiscal 2017 to be minimal in comparison to historical levels.

Other Income (Expense). Other income (expense) has historically consisted of the proceeds from the gain or loss on the disposal of equipment and interest income, which consists of interest earned on our cash, cash equivalents, and short-term and long-term investments.

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

Use of Estimates. The preparation of our financial statements in conformance with U.S. GAAP requires us to make estimates and judgments with respect to the selection and application of accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. We base our estimates on historical experience, current economic and industry conditions, and various other factors that we believe to be reasonable at the time, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual future results may differ from these estimates under different assumptions or conditions.

Revenue Recognition. Revenue from royalties is recognized when the net sales of the underlying product by the relevant third-party licensee, including actual or estimated returns within the royalty period based on agreement, are determinable. Revenue from services performed pursuant to a contract is generally recognized as revenue when earned, typically when the underlying services or activities are rendered.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties. In April 2016, we sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo in the Japanese market, for $20 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. We have no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of the agreement. The sum of the pass through amounts less the net proceeds we received will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HCRP’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

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

 In-Process Research and Development Expense. IPR&D expense and other charges represent impairments and other costs associated with product candidates under development that have not received regulatory approval for marketing at the time of acquisition. IPR&D acquired through an asset acquisition is written off at the acquisition date if the assets have no alternative future use. IPR&D acquired in a business combination is capitalized as indefinite-lived intangible assets (irrespective of whether these assets have an alternative future use) until completion or abandonment of the related research and development activities. Costs associated with the development of acquired IPR&D assets are expensed as incurred.

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

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this guidance on July 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In January 2016, the FASB issued guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. Accordingly, the standard is effective for the Company on July 1, 2018. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

In February 2016, the FASB issued new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company on July 1, 2019. The Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on stock compensation: improvements to employee share-based payment accounting as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

Results of Operations

Fiscal Years Ended June 30, 2016 and 2015

Summary. For the fiscal year ended June 30, 2016, we reported a net loss of $25.4 million as compared to a net loss of $19.1 million for the prior fiscal year ended June 30, 2015. Basic and diluted net loss per share was $0.66 for the fiscal year ended June 30, 2016, as compared to a basic and diluted net loss per share of $0.54 for the fiscal year ended June 30, 2015. We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates. The following commentary provides details underlying changes from the last fiscal year in the major line items of our statement of operations:

Revenue. Revenue decreased to $9.3 million for the fiscal year ended 2016 from $24.6 million in 2015. The following table summarizes the key components of our revenue in the fiscal years ended June 30, 2016 and 2015:

	Fiscal Year Ended June 30,
	2016	2015
	(in millions)
Royalty revenue – Relenza®	$4.8	$11.4
– Inavir®	4.3	4.8
Non-cash royalty revenue related to sale of future royalties to HCRP	0.2	-
Revenue from contract services	—	8.4
Total revenue	$9.3	$24.6

Royalty revenue decreased primarily due to a larger Relenza® government stock pile order received in fiscal 2015 and lower seasonal sales of Relenza® and Inavir® in 2016 due to a mild flu season as compared to fiscal 2015. Revenue from services decreased due to the cancellation of our service contract with BARDA in May 2014. On April 22, 2016, we sold certain royalty rights related to the approved product Inavir® in the Japanese market for $20 million to HeathCare Royalty Partners III, L.P. (“HCRP”). This transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. As a result of this accounting, even though we did not retain the related royalties under the transaction as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized. The non-cash royalty revenue recorded in 2016 was $0.2 million.

Cost of Revenue. Cost of revenue decreased to zero for fiscal year 2016 from $3.6 million in fiscal 2015. Cost of revenue in 2015 was incurred for the development of LANI under the BARDA contract, which has since been terminated.

Research and Development Expense. Research and development expense increased to $26.3 million in fiscal 2016 from $19.8 million in fiscal 2015. The following table summarizes the components of our research and development expense for the fiscal years ended June 30, 2016 and 2015:

	Fiscal Year Ended June 30,
	2016	2015
	(in millions)
Direct preclinical, clinical and product development expenses	$21.2	$11.1
Salaries, benefits and share-based compensation expenses	4.0	5.8
Other expenses	0.8	0.8
Depreciation and facility related expenses	0.3	2.1
Total research and development expense	$26.3	$19.8

Direct preclinical, clinical and product development expense increased largely due to the ongoing costs of the Phase 2b SPIRITUS clinical trial for vapendavir, the introduction of BTA585 into clinical trials this year, including the Phase 1 SAD and MAD trials and startup expenses for the Phase 2a challenge trial that was initiated in April 2016, and expenses for the Phase 2 clinical trial for BTA074 that was initiated in February 2016. Salaries, benefits and share-based compensation, as well as depreciation and facility related expenses decreased primarily due to the closure of our early stage research facility in March 2015.

In-Process Research and Development Expense. IPR&D was zero for fiscal 2016 as compared to $17.6 million for fiscal 2015, which was related to the acquisition of Anaconda Pharma in June 2015. We accounted for the acquisition as an asset acquisition of IPR&D with no alternative future use, and therefore expensed the total consideration paid for the acquisition. IPR&D expenses also included $1.0 million of transaction costs we incurred directly related to the Anaconda Pharma acquisition.

General and Administrative Expense. General and administrative expense decreased to $8.0 million in fiscal year 2016 from $9.4 million in 2015. The following table summarizes the components of our general and administrative expense for the fiscal years ended June 30, 2016 and 2015:

	Fiscal Year Ended June 30,
	2016	2015
	(in millions)
Salaries, benefits and share-based compensation expenses	$4.6	$5.8
Professional and legal fees expenses	1.0	0.8
Other expenses	2.4	2.8
Total general and administrative expense	$8.0	$9.4

Salaries, benefits and share-based compensation and other expenses decreased primarily due to a reduction in administrative personnel related to our early stage research facility closure in March 2015. Professional and legal expense increased primarily due to market research consulting fees incurred during fiscal 2016.

Foreign Exchange (Gain) Loss. The impact of foreign exchange changed from a gain of $6.5 million in fiscal 2015 to a loss of $0.2 million in fiscal 2016. The current year loss of $0.2 million is due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the Australian dollar. The decrease compared to prior year gain was primarily due to our change in functional currency in April 2015 to the U.S. dollar, as we were no longer required to remeasure U.S. dollar based assets and liabilities, thus the loss in fiscal 2016 is minimal compared to prior fiscal year. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

Fiscal Years Ended June 30, 2015 and 2014

Summary. For the fiscal year ended June 30, 2015, we reported a net loss of $19.1 million as compared to net loss of $11.0 million in 2014. Basic and diluted net loss per share was $0.54 for the fiscal year ended June 30, 2015, as compared to a basic and diluted net loss per share of $0.35 for the fiscal year ended June 30, 2014. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $24.6 million for the fiscal year ended 2015 from $68.7 million in 2014. The following table summarizes the key components of our revenue for the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended June 30,
	2015	2014
	(in millions)
Royalty revenue – Relenza®	$11.4	$10.6
– Inavir®	4.8	4.5
Revenue from contract services	8.4	53.6
Total revenue	$24.6	$68.7

Royalty revenue from net sales of Relenza® increased primarily due to a rise in government stockpiling orders, offset in part by lower seasonal sales of Relenza®. Royalty revenue from Inavir® increased slightly due to higher seasonal sales in Japan. Revenues from contract services decreased due to a reduction in contract service revenue related to the cancellation of our contract with BARDA in May 2014 for the convenience of the U.S. Government offset in part by contract revenue from BARDA related close-out activities.

Cost of Revenue. Cost of revenue decreased to $3.6 million in the fiscal year ended 2015 from $51.1 million in 2014.The following table summarizes the components of our cost of revenue in the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended June 30,
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

Research and Development Expense. Research and development expense increased to $19.8 million in the fiscal year ended 2015 from $17.5 million in 2014. The following table summarizes the components of our research and development expense for the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended June 30,
	2015	2014
	(in millions)
Direct preclinical, clinical and product development expenses	$11.1	$5.1
Salaries, benefits and share-based compensation expenses	5.8	7.1
Other expenses	0.8	2.0
Depreciation and facility related expenses	2.1	3.3
Total research and development expense	$19.8	$17.5

Direct preclinical, clinical and product development expenses increased largely due to the initiation of our Phase 2 SPIRITUS clinical trial of vapendavir in February 2015 and IND-enabling studies associated with BTA585, our lead RSV compound, which were completed in June 2015. Salaries, benefits and share-based compensation expenses decreased primarily due to reductions in personnel working on other research and development activities as a result of the closure of our early stage research facility in March 2015. Other expenses decreased due to lower research and intellectual patent filing costs on other product candidates. Depreciation and facility-related expenses also decreased as a result of the closure of our early stage research facility.

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

General and Administrative Expense. General and administrative expense decreased to $9.4 million in fiscal year ended 2015 from $10.2 million in 2014. The following table summarizes the components of our general and administrative expense in the fiscal years ended June 30, 2015 and 2014:

	Fiscal Year Ended June 30,
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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through June 30, 2016, we have funded our operations primarily with public offerings of equity securities and license fees, royalties, royalty monetization, research agreements, government contracts and grants. In March 2011, we were awarded a contract by BARDA for the late-stage development of laninamivir octanoate ("LANI") on a cost-plus-fixed-fee basis. On May 7, 2014, the HHS office of the ASPR and BARDA notified us of its decision to terminate the contract for the development of LANI for the convenience of the U.S. Government.

At June 30, 2016, our cash, cash equivalents and investments were $69.0 million. Our cash and cash equivalents are generally held in a variety of interest-bearing short-term deposits with large U.S. banks, and our investments have an average maturity of less than one year.

Cash Flows

For the fiscal year ended June 30, 2016, cash and cash equivalents increased by $5.0 million. This increase was primarily the result of cash provided by our investing activities.

Net cash used by operating activities was $14.1 million for the fiscal year ended June 30, 2016, which reflected our net loss during the period of $25.4 million, partially offset by a net decrease in operating assets of $9.1 million and $2.2 million of non-cash charges primarily for share-based compensation.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses offset in part by our royalty revenues. The net changes in operating assets and liabilities primarily reflects a $11.9 million decrease in accounts receivable due largely to the timing of the receipt of royalties, offset in part by a $2.1 million increase in prepaid expenses.

Net cash provided by investing activities during the fiscal year ended June 30, 2016 consisted of the maturity of $16.1 million of investments and sale of long-term investments of $0.7 million, offset in part by the purchase of $15.3 investments and capital expenditures of $0.2 million.

Net cash used in financing activities during the fiscal year ended June 30, 2016 consisted of an $18.1 million liability related to the sale of future royalties and $0.3 million for payment on a note payable.

At June 30, 2016, our cash and cash equivalents totaled $49.7 million, not including our short-term investments of $19.3 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term investments consist primarily of U.S. treasury securities, U.S. government agency securities, certificates of deposit and corporate securities.

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

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents and investments of approximately $69.0 million, as well as our accounts receivables as of June 30, 2016, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months ending June 30, 2017.

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

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commitments

We have entered into an operating lease for our corporate office in Alpharetta, Georgia through February 2021. The total annual rent expense under this lease is approximately $0.3 million. As of June 30, 2016, future payments under this non-cancellable operating leases and purchase obligations are as follows (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$1.4	$0.3	$0.9	$0.2	$—
Purchase obligations	0.7	0.7	—	—	—

Total contractual obligations	$2.1	$1.0	$0.9	$0.2	$—

The above contractual obligations table does not include any amounts or payments related to development, regulatory, or commercialization milestones on our product candidates, as the payments are contingent on the achievement of these milestones, which have not occurred.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk

Our exposure to interest rate risk is currently confined to interest earnings, as our cash, cash equivalents and short and long term investments are invested in highly liquid money market funds, short-term bank deposits, U.S. agency securities, U.S. treasury securities, certificates of deposit and AA/ Aa grade bond securities. The primary objective of our investment activities is to preserve our capital to fund operations. We do not use derivative financial instruments to manage interest rate risk. If a 10% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on future earnings or cash flows.

Our exposure to credit risk is managed through our investment policy that specifies credit quality standards for our cash, cash equivalents and investments, which limits the amount of credit exposure to any single party or industry. We place any excess cash not needed to fund operations with highly-rated short-term investments in order to limit the amount of credit exposure.

Foreign Currency Exchange Rate Risk

We report our financial results in U.S. dollars; however, we conduct business in other foreign countries. In April 2015, we changed our subsidiaries functional currency to the U.S. dollar.

We generated a portion of our revenue and collection of those receivables in foreign currencies. Similarly, we incur costs in foreign currencies and are subject to fluctuations in the exchange rate of the U.S. dollar against major foreign currencies, including the Euro, British Pound, Japanese Yen and Australian dollar, which can result in foreign currency exchange gains and losses that may impact our financial results. Continued currency exposure to fluctuation in these exchange rates could result in financial results that are not comparable from quarter-to-quarter, or year-to-year. Where appropriate, we hold cash reserves in currencies in which those reserves are anticipated to be expended, but a majority of cash holdings are in the U.S. dollar. If a 10% change or more in currency rates were to have occurred on June 30, 2016, this change would not have had a material effect on future earnings or cash flows.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules

13a-15(f) or 15d-15(f)) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived, operated, tested and monitored, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Our management, including our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on their assessment, management has concluded that, as of June 30, 2016, our internal control over financial reporting is effective based on the COSO criteria.

The effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections labeled “Proposal 1 Election of Directors,” “Executive Officers,” and “Corporate Governance” in our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

Code of Ethics

We have adopted a code of ethics for our directors, officers and employees, which is available on our website at www.aviragentherapeutics.com in the Investor section under “Corporate Governance.” If we make any substantive amendments to the code of ethics or grant any waiver from a provision of the code of ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The information on, or that can be accessed from, our website is not incorporated by reference into this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the sections labeled “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the sections labeled “Principal Stockholders,” and “Executive Compensation” in our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections labeled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section labeled “Independent Registered Public Accountants” in our definitive proxy statement to be filed in connection with our 2016 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits Required by Item 601 of Regulation S-K

See Item 15(b) below.

(b) Exhibits

The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, Georgia on this 13th day of September 2016.

Aviragen Therapeutics, Inc.

By:	/s/ Joseph M. Patti, PhD

Joseph M. Patti President and Chief Executive Officer

  Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Patti, PhD
Joseph M. Patti	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2016

/s/ Mark P. Colonnese
Mark P. Colonnese	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	September 13, 2016

/s/ Russell Plumb
Russell Plumb	Chairman and Director	September 13, 2016

/s/ Anne VanLent
Anne VanLent	Lead Director	September 13, 2016

/s/ Geoffrey F. Cox, PhD
Geoffrey F. Cox	Director	September 13, 2016

/s/ Armando Anido
Armando Anido	Director	September 13, 2016

/s/ John Richard
John Richard	Director	September 13, 2016

/s/ Michael Dougherty
Michael Dougherty	Director	September 13, 2016

/s/ Michael Dunne, M.D.
Michael Dunne	Director	September 13, 2016

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aviragen Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Aviragen Therapeutics, Inc. as of June 30, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviragen Therapeutics, Inc. at June 30, 2016, and the consolidated results of its operations and its cash flows for the year ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aviragen Therapeutics, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated September 13, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

September 13, 2016

Report of Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Stockholders of Aviragen Therapeutics, Inc.

We have audited Aviragen Therapeutics, Inc.’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Aviragen Therapeutics Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aviragen Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aviragen Therapeutics, Inc.  as of June 30, 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2016 of Aviragen Therapeutics, Inc. and our report dated September 13, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

September 13, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aviragen Therapeutics, Inc.:

In our opinion, the consolidated balance sheet as of June 30, 2015 and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of two years in the period ended June 30, 2015 present fairly, in all material respects, the financial position of Aviragen Therapeutics, Inc. and its subsidiaries (formerly known as Biota Pharmaceuticals, Inc.) at June 30, 2015, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

September 11, 2015

Aviragen Therapeutics, Inc.

Consolidated Balance Sheets

(in millions, except share data)

	As of June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$49.7	$44.7
Other accounts receivable, net of allowance	0.7	12.6
Short-term investments	19.3	12.9
Prepaid expenses and other assets	2.7	0.6
Total current assets	72.4	70.8
Non-current assets:
Long-term investments	-	7.9
Property and equipment, net	0.3	0.2
Deferred tax asset	-	0.5
Total non-current assets	0.3	8.6
Total assets	$72.7	$79.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.9	$1.9
Accrued expenses and other current liabilities	3.6	5.4
Contract payable (BARDA)	-	1.0
Short-term note payable	0.4	0.2
Liability related to sale of future royalties, current portion	1.3	-
Deferred tax liability	-	0.5
Total current liabilities	9.2	9.0
Long-term note payable, net of current portion	0.3	0.8
Liability related to sale of future royalties, net of current portion	16.8	-
Other long-term liabilities, net of current portion	0.2	0.1
Total liabilities	26.5	9.9
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 200,000,000 shares authorized; 38,640,487 shares and 38,609,086 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	3.9	3.9
Additional paid-in capital	157.6	155.6
Accumulated other comprehensive income	19.0	18.9
Accumulated deficit	(134.3)	(108.9)
Total stockholders’ equity	46.2	69.5
Total liabilities and stockholders’ equity	$72.7	$79.4

See accompanying notes to the consolidated financial statements.

Aviragen Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in millions)

	Fiscal Years Ended June 30,
	2016	2015	2014

Revenue:
Royalty revenue and milestones	$9.1	$16.1	$15.1
Non-cash royalty revenue related to the sale of future royalties	0.2	—	—
Revenue from services	—	8.4	53.5
Other	—	0.1	0.1
Total revenue	9.3	24.6	68.7
Operating expense (income):
Cost of revenue	—	3.6	51.1
Research and development	26.3	19.8	17.5
In-process research and development	—	17.6	—
General and administrative	8.0	9.4	10.2
Foreign exchange (gain) loss	0.2	(6.5)	1.4
Loss on disposal of assets	—	0.2	—
Total operating expense	34.5	44.1	80.2
Loss from operations	(25.2)	(19.5)	(11.5)
Other income (expense):
Non-cash interest expense on liability related to sale of future royalties	(0.3)	—	—
Other income	0.1	0.3	0.2
Total other income (expense)	(0.2)	0.3	0.2
Loss before tax	(25.4)	(19.2)	(11.3)
Income tax benefit (expense)	—	0.1	0.3
Net loss	$(25.4)	$(19.1)	$(11.0)

Basic and diluted loss per share	$(0.66)	$(0.54)	$(0.35)
Basic and diluted weighted average shares outstanding	38,635,452	35,360,841	31,347,888

Comprehensive loss:
Net loss	$(25.4)	$(19.1)	$(11.0)
Exchange differences on translation of foreign operations	—	(7.8)	1.5
Change in fair value of available for sale investments	0.1	(0.1)	—
Total comprehensive loss	$(25.3)	$(27.0)	$(9.5)

See accompanying notes to the consolidated financial statements.

 Aviragen Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2013	28,352,326	$2.8	$118.7	$(78.8)	$25.3	$68.0
Exchange differences on translation of foreign operations	-	-	-	-	1.5	1.5
Net loss	-	-	-	(11.0)	-	(11.0)
Total Comprehensive loss						(9.5)

Common stock issued	6,685,985	0.7	26.1	-	-	26.8
Restricted stock units issued, net	62,650	-	0.2	-	-	0.2
Share-based compensation	-	-	1.4	-	-	1.4
Balances at June 30, 2014	35,100,961	3.5	146.4	(89.8)	26.8	86.9
Exchange differences on translation of foreign operations	-	-	-	-	(7.8)	(7.8)
Change in fair value of investments	-	-	-	-	(0.1)	(0.1)
Net loss	-	-	-	(19.1)	-	(19.1)
Total Comprehensive loss						(27.0)

Common stock issued	3,500,000	0.4	7.1	-	-	7.5
Restricted stock units issued, net	8,125	-	-	-	-	-
Share-based compensation	-	-	2.1	-	-	2.1
Balances at June 30, 2015	38,609,086	3.9	155.6	(108.9)	18.9	69.5
Change in fair value of investments	-	-	-	-	0.1	0.1
Net loss	-	-	-	(25.4)	-	(25.4)
Total Comprehensive loss						(25.3)

Restricted stock units issued, net	31,401	-	-	-	-	-
Share-based compensation	-	-	2.0	-	-	2.0
Balances at June 30, 2016	38,640,487	$3.9	$157.6	$(134.3)	$19.0	$46.2

See accompanying notes to the consolidated financial statements.

Aviragen Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Years Ended June 30,
	2016	2015	2014

Cash flows from operating activities provided by/(used in):
Net loss	$(25.4)	$(19.1)	$(11.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.1	1.1	2.4
Share-based compensation	2.0	2.1	1.7
Loss recorded on disposal of assets	—	0.2	—
Acquisition of IPR&D	—	17.6	—
Non-cash royalty revenue related to sale of future royalties	(0.2)
Non-cash interest expense related to sale of future royalties	0.3	—	—
Change in operating assets and liabilities (net of liabilities acquired):
Accounts receivable	11.9	6.2	(7.1)
Prepaid expenses and other assets	(2.1)	0.1	1.4
Deferred revenue	—	—	(0.3)
Accounts payable and accrued expenses and other liabilities	(0.7)	(15.8)	10.6
Accrued severance obligations	—	(2.0)	(1.0)

Net cash used in operating activities	(14.1)	(9.6)	(3.3)

Cash flows from investing activities:
Acquisition of asset, net of cash acquired	—	(8.9)	—
Purchases of short and long-term investments	(15.3)	(17.7)	(10.0)
Maturity of short-term investments	16.1	—
Call redemption of long-term investments	—	6.9	—
Sale of long-term investments	0.7	—	—
Proceeds from sale of property and equipment	—	0.4	—
Purchases of property and equipment	(0.2)	(0.1)	(0.1)

Net cash provided by (used in) investing activities	1.3	(19.4)	(10.1)

Cash flows from financing activities:
Repayments on note payable	(0.3)	(0.1)	—
Net proceeds from sale of future royalties	18.1	—	—
Issuance of common stock	—	—	26.8

Net cash provided by (used in) financing activities	17.8	(0.1)	26.8

Net increase (decrease) in cash and cash equivalents	5.0	(29.1)	13.4
Cash and cash equivalents at beginning of period	44.7	81.7	66.8
Effects of exchange rate movements on cash and cash equivalents	—	(7.9)	1.5

Cash and cash equivalents at end of period	$49.7	$44.7	$81.7

Supplemental cash flow disclosure of non-cash transaction:
Asset acquired through issuance of common stock	$—	$7.5	$—

 See accompanying notes to the consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

(1)	Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three product candidates in active clinical development: vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate-to-severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion protein inhibitor that has received Fast Track designation by the U.S. Food and Drug Administration (“FDA”), in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus types 6 and 11. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of Aviragen Therapeutics, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on June 30.

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include accruals, liabilities and obligations, tangible assets and deferred income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, note payable and accrued liabilities. The carrying amounts of those financial instruments are considered to be representative of their respective fair values because of the short-term nature of those investments.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Cash Equivalents and Investments

Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 or fewer days when purchased. Investments with original maturities between 90 and 365 days when purchased are considered to be short-term investments. Investments with original maturities over 365 days when purchased are considered to be long-term investments. The Company has classified its entire investment portfolio as available-for-sale. These securities are recorded as cash equivalents, short-term or long-term investments. Short-term and long-term investments are carried at the fair value based upon observable inputs based on quoted market prices. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization and accretion are included in interest income, net, and any realized gains and losses are also included in interest income, net. All unrealized gains and losses are reported in other comprehensive loss. The cost basis of all securities sold is based on the specific identification method. Available-for-sale securities as of June 30, 2016 consisted primarily of U.S. treasury securities, U.S. government agency securities, corporate notes and certificates of deposit.

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

Receivables

Accounts receivable are recorded at the invoiced amount. An allowance for returns is estimated based on historical information patterns and sales and return information provided by the partner. The current year expense to adjust revenue for returns, if any, is recorded in the consolidated statements of operations.

Property and Equipment

Fixed assets are recorded at acquisition cost, net of accumulated depreciation and impairment. Depreciation on tangible property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery, equipment, software and fixtures is three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Maintenance and repairs are charged to operations as incurred.

Leased Assets

The Company accounts for its leases at their inception as either an operating or capital lease, depending on certain defined criteria. All of the Company’s leases in effect at June 30, 2016 and 2015 are considered operating leases. The costs of operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease term. The difference between cash payments and straight line rent expense is recorded as deferred rent liability. The balance of deferred rent liabilities is classified in the balance sheet as other liabilities. Additionally, any incentives the Company receives are treated as a reduction of expenses over the term of the agreement. Leasehold improvements provided by the landlord are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Foreign Currency

Functional and reporting currency. Items included in the Company’s consolidated financial statements are measured using the currency of the primary economic environment in which the entity operates, referred to as the functional currency. The Company operates in several jurisdictions with local currencies including the Euro, the Australian dollar, British Pound, and the U.S. dollar. The consolidated financial statements are presented in U.S. dollars. Effective April 1, 2015, the Company changed its subsidiaries’ functional currency to the U.S. dollar based on significant changes in economic facts and circumstances that indicated clearly that the functional currency had changed.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

For periods prior to the change in functional currency of all subsidiaries to the U.S. dollar on April 1, 2015, the results and financial position of any operations that had a functional currency different from the U.S. dollar were translated into U.S. dollar amounts. Assets and liabilities were translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items were translated at average rates for the period. All resulting exchange differences were recognized as accumulated other comprehensive income, a separate component of stockholders’ equity. On consolidation, exchange differences arising from the translation of any net investment in foreign entities were recorded in stockholders’ equity as part of accumulated other comprehensive income, net of related taxes.

Patent Expense

Legal fees incurred for patent application costs for product candidates have been charged to expense and reported in general and administrative expense.

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

Revenue Recognition

Revenue consists primarily of royalty payments and payments for services performed pursuant to contracts. Revenue from royalties is recognized when the net sales of the underlying product by the relevant third party, including actual or estimated returns within the royalty period based on agreement, are determinable. The Company receives estimates of the amount of royalty revenue from its licensees on a quarterly basis. Revenue from services performed pursuant to contracts or grants is recognized when earned, typically when the underlying services or activities are rendered. The Company analyzes cost reimbursable contracts to determine whether it should report such reimbursements as revenue, or as an offset to the related research and development expenses incurred. For costs incurred and revenues generated from third parties where the Company is deemed to be the principal participant, such as the previous BARDA contract, it recognizes revenue and costs using the gross basis of accounting.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In April 2016, the Company sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo in the Japanese market, for $20 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of the agreement. The sum of the pass through amounts less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The Company will periodically assess the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, it will adjust the amortization of the liability and interest rate.

Cost of Revenue

Cost of revenue represents expenses incurred by the Company in performing services and activities pursuant to government contracts for which it records related revenue and expense on the gross basis of accounting. Cost of revenue, which relates to the terminated BARDA contract, includes, but is not limited to, the cost of third-party service providers incurred in connection with conducting external preclinical studies and clinical trials, monitoring, accumulating and evaluating the related preclinical and clinical data; salaries and personnel-related expenses for our internal staff allocated to the contract, including benefits; and, the cost to develop, formulate and manufacture product candidates directly allocated to the specific contract.

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

General and Administrative Expense

General and administrative expense reflects the costs incurred to manage and support our research and development activities, operations, contracts, and status as a publicly-traded company. General and administrative expense consists primarily of salaries and personnel-related expenses, including share-based compensation for personnel in executive, finance, information technology, business development and human resources functions. Other significant costs include professional fees for legal, auditing, tax, and consulting services, insurance premiums, other expenses incurred as a result of being a company that is publicly traded, and depreciation and facility expenses.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this guidance on July 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In January 2016, the FASB issued guidance related to financial instruments - overall recognition and measurement of financial assets and financial liabilities. The guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for public companies for interim and annual periods beginning after December 15, 2017. Accordingly, the standard is effective for the Company on July 1, 2018. The Company is currently evaluating the impact that the standard will have on the consolidated financial statements.

In February 2016, the FASB issued new guidance on leases. This guidance replaces the prior lease accounting guidance in its entirety. The underlying principle of the new standard is the recognition of lease assets and lease liabilities by lessees for substantially all leases, with an exception for leases with terms of less than twelve months. The standard also requires additional quantitative and qualitative disclosures. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The standard requires a modified retrospective approach, which includes several optional practical expedients. Accordingly, the standard is effective for the Company on July 1, 2019. The Company is currently evaluating the impact that this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on stock compensation: improvements to employee share-based payment accounting as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

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

The fair value of the issuance of 3.5 million of Aviragen’s common stock in the acquisition of Anaconda Pharma's was $7.5 million or $2.14 per share, based on the volume weighted average price on June 3, 2015. The purchase price paid at closing was calculated as follows:

(in millions)
Fair value of Aviragen common stock issued	$7.5
Estimated transaction and exit costs	1.0
Cash consideration issued	8.0
Total purchase price	$16.5

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

The total estimated purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed in connection with the transaction, based on their estimated fair values. Anaconda Pharma was a development stage enterprise, therefore the acquisition was not considered to be a business combination as it did not meet the definition of a business. The Company determined that the acquired assets can only be used for a specific and intended purpose and have no alternative future use after taking into consideration further research and development, regulatory and marketing approval efforts required in order to reach technological feasibility. Accordingly, the acquisition was accounted for as a purchase of IPR&D assets with no alternative future use and the entire amount was charged to IPR&D expense as of the acquisition date. Further, the contingent financial consideration will be recognized if and when the contingency is resolved and becomes payable.

The allocation of the total purchase price, as shown above, to the acquired tangible and intangible assets and assumed liabilities of Anaconda Pharma based on their fair values as of the acquisition date are as follows:

(in millions)
Cash and cash equivalents	$0.3
Prepaid expenses and other current assets	0.2
Notes payable	(1.0)
Accounts payable	(0.4)
Accrued expenses	(0.2)
Sub-total net fair value of acquired assets and liabilities	(1.1)
In-process research and development	17.6
Total purchase price	$16.5

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Further, the Company assumed an interest-free loan of $1.0 million with a French local development authority for previous research and development activities related to BTA074. As of June 30, 2016 and June 30, 2015, $0.7 million and $1.0 million was outstanding under this note payable, respectively.

Future minimum payments due under notes payable as of June 30, 2016 are as follows:

(in millions)
2017	$0.4
2018	0.2
2019	0.1
2020	-
2021	-
Total future payments	$0.7

(4)	Short-Term Financial Instruments

Financial Assets (in millions)

	As of June 30,
	2016	2015

Financial assets:
Cash and cash equivalents	$49.7	$44.7
Short-term investments	19.3	12.9
Accounts receivable, net of allowance	0.7	12.6
Total current financial assets	69.7	70.2

Financial liabilities:
Accounts payable and current accrued liabilities	7.5	8.3
Short-term note payable	0.4	0.2
Total current financial liabilities	7.9	8.5

Net financial assets	$61.8	$61.7

The carrying value of the cash and cash equivalents, accounts receivable, short-term note payable and accounts payable approximates fair value because of their short-term nature. The Company regularly reviews all financial assets for impairment. There were no impairments recognized in 2016 and 2015.

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

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2016, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company utilizes a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily. There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
(in millions)		Identical Assets	Observable Inputs	Unobservable
June 30, 2016	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Cash equivalents	$1.5	$1.5	$—	$—
Short-term investments available-for-sale	19.3	10.0	9.3	—
Long-term investments available-for-sale	—	—	—	—
Total	$20.8	$11.5	$9.3	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
June 30, 2015	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Cash equivalents	$6.3	$6.3	$—	$—
Short-term investments available-for-sale	12.9	12.9	—
Long-term investments available-for-sale	7.9	—	7.9	—
Total	$27.1	$19.2	$7.9	$—

The Company has had no realized gains or losses from the sale of investments for the fiscal year ended June 30, 2016. The following table shows the unrealized gains and losses and fair values for those investments as of June 30, 2016 and June 30, 2015 aggregated by major security type:

(in millions)		Unrealized	Unrealized
June 30, 2016	At Cost	Gains	(Losses)	At Fair Value

Money market funds	$1.5	$—	$—	$1.5
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	2.9	0.1	—	3.0
Certificates of deposit	7.3	—	—	7.3
Total	$20.7	$0.1	$—	$20.8

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

		Unrealized	Unrealized
June 30, 2015	At Cost	Gains	(Losses)	At Fair Value

Money market funds	$6.3	$—	$—	$6.3
Debt securities of U.S. government agencies	6.5	—	—	6.5
U.S. Treasury Securities	9.6	—	(0.1)	9.5
Corporate notes	2.9	—	—	2.9
Certificates of deposit	1.9	—	—	1.9
Total	$27.2	$—	$(0.1)	$27.1

As of June 30, 2016 and June 30, 2015, the Company had investments in an unrealized gain/(loss) position below material disclosure thresholds in the table above. The Company has determined that the unrealized gains and losses on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at June 30, 2016 will mature over a one year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at June 30, 2016 and June 30, 2015. The fair value of our short and long term note payable, which is measured using Level 2 inputs, approximates book value, at June 30, 2016 and June 30, 2015.

(6)	Property and Equipment

Property and equipment consist of the following (in millions):

	As of June 30,
	2016	2015

Property and equipment	$0.3	$0.2
Leasehold improvements	0.3	0.2
Total Property and equipment	0.6	0.4
Accumulated depreciation	(0.3)	(0.2)
Property and equipment, net	$0.3	$0.2

Depreciation and amortization expense was $ 0.1 million, $1.1 million, and $2.4 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

(7)	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in millions):

	As of June 30,
	2016	2015

Professional fees	$0.1	$0.8
Salary and related costs	0.6	1.6
Research and development services	2.2	1.7
Other accrued expenses	0.7	1.3
Total accrued expenses and other liabilities	$3.6	$5.4

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

(8)	Liabilities Related to Sale of Future Royalties

In April 2016, the Company sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo in the Japanese market, for $20 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of the agreement. The sum of the pass through amounts less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The Company will periodically assess the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, the Company will adjust the amortization of the liability and interest rate. As a result of this accounting, even though the Company does not retain HCRP’s share of the royalties , it will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized..

The following table shows the activity within the liability account during the year ended June 30, 2016:

in millions
Total Liability related to sale of future royalties, June 30, 2015	$—
Proceeds from sale of future royalties, net *	17.8
Non-cash royalty revenue paid to HCRP	—
Non-cash interest expense recognized	0.3
Total Liability related to sale of future royalties, June 30 2016	$18.1

*Represents gross proceeds of $20.0 million less a royalty payment of $1.3 million paid to HCRP and $0.9 million in deferred financing costs.

(9)	Stockholders’ Equity

In January 2014, the Company closed a public offering in which it sold approximately 6.7 million shares of its common stock at a purchase price of $4.30 per share. The net proceeds to the Company from the sale of these shares after underwriting discounts, commissions and other offering expenses were approximately $26.8 million.

(10)	Commitments and Contingent Liabilities

Operating Leases

The Company has a non-cancellable operating lease for its corporate headquarters in Alpharetta, Georgia that expires in February 2021. The lease includes an escalating base rent schedule and a tenant incentive towards leasehold improvements of approximately $0.1 million which are being recognized as a reduction in rent expense on a straight line basis over the term of the lease. Future minimum lease payments, in millions, under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are (in millions):

2017	$0.3
2018	0.3
2019	0.3
Thereafter	0.5

Total minimum lease payments	$1.4

Rent expense was $0.2 million, $0.7 million and $0.7 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, which in the earlier years included rent for facilities that have since been closed.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

(11)	Income Taxes

For financial reporting purposes, income before taxes includes the following components (in millions):

	Fiscal Years Ended June 30,
	2016	2015	2014
United States	$(4.9)	$(26.7)	$(8.3)
Foreign	(20.5)	7.5	(3.0)

Total	$(25.4)	$(19.2)	$(11.3)

The expense (benefit) for income taxes is comprised of:

	Fiscal Years Ended June 30,
	2016	2015	2014
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	(0.1)	(0.3)
	-	(0.1)	(0.3)
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
	-	-	-
Total tax (benefit) expense	$-	$(0.1)	$(0.3)

The reconciliation between the Company's effective tax rate and the statutory rate is as follows:

	Fiscal Years Ended June 30,
	2016	2015	2014

Income tax (benefit) expense at federal statutory rate	$(8.9)	$(6.7)	$(4.0)
State and local income taxes, net of federal benefit	(0.2)	(1.0)	(0.3)
Foreign tax rate differential	1.0	(0.4)	0.4
In-process research and development	-	6.9	-
Change in valuation allowance	9.4	0.8	4.1
Gain on merger	-	0.4	0.1
ISO expense	0.3	-	-
Research and development expenses	-	-	(0.1)
Research and development tax credits	-	(0.1)	(0.3)
Foreign tax credit	(0.2)	(0.2)	-
Deferred true-up	(0.9)	-	-
Other	(0.5)	0.2	(0.2)
Income tax (benefit) expense	$-	$(0.1)	$(0.3)

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table includes deferred tax assets and liabilities as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015

Deferred tax assets:
Foreign net operating loss carryforwards	$20.2	$19.8
US federal and state loss carryforwards	6.1	5.4
Research credits	2.2	-
Amortization	0.6	0.6
Depreciation	-	-
Accrued compensated-related costs	1.6	1.4
Sale of future royalty rights	5.4	-
Other	0.1	0.4
Subtotal	36.2	27.6
Less valuation allowance	(36.2)	(27.1)
Total net deferred tax asset	-	0.5

Unearned Income	-	(0.5)

Net deferred tax assets	-	-

Current net deferred tax liability	-	(0.5)
Noncurrent net deferred tax asset	-	0.5
Net deferred taxes	$-	$-

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. As of June 30, 2016 and 2015 a full valuation allowance had been established, as the Company has determined that the realization of its deferred tax assets is not more likely than not. The Company recorded $36.2 million and $27.1 million of valuation allowance as of June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015, the Company has $15.7 million and $13.8 million, respectively of gross U.S. federal net operating loss carryforwards that expire at various dates through 2034. Under IRC section 382, certain significant changes in ownership may restrict the future utilization of its U.S. tax loss carryforwards. As of June 30, 2016 and 2015, the Company also has accumulated tax losses of $32.1 million and $ 34.7 million, respectively for Australia, $22.8 million and $25 million, respectively for the United Kingdom and $18.8 million and $13.2 million, respectively for France available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of June 30, 2016 and 2015, the Company’s foreign subsidiaries have no positive accumulated earnings. As such, no federal or state income taxes have been provided on the losses of its foreign subsidiaries under ASC 740. If in the future there are positive earnings generated from the Company’s foreign subsidiaries, the Company will evaluate whether to record any applicable federal and state income taxes on such earnings.

Uncertain Tax Positions

The Company files income tax returns in the U.S, Australia, France and the United Kingdom, as well as with various U.S. states. The Company is subject to tax audits in all jurisdictions in which it files income tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2013. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for years before 2012 in states in which it has filed income tax returns. Certain states may take the position that the Company is subject to income tax in such states even though the Company has not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2009. The Company began foreign operations in 1985. The Company is subject to foreign tax examinations by tax authorities for all years of operations.

The Company does not have any unrecognized tax benefits as of June 30, 2016.

(12)	Share-Based Compensation

For the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded share-based compensation expense related to grants from equity incentive plans of $2.0 million, $2.1 million, and $1.7 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the fiscal years ended June 30, 2016 and 2015.

Stock Options. The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended June 30,

	2016	2015	2014
Risk-free interest rate	1.40%	1.70%	1.50%
Dividend yield	—	—	—
Expected volatility	.75	.82	.79
Expected life of options (years)	4.8	5.9	5.9
Fair value of options granted	$1.26	$1.65	$2.47

The risk-free rate interest rate is based on the expected life of the option and the corresponding U.S. Treasury bond, which in most cases is the U.S. five year Treasury bond. The expected term of stock options granted is derived from actual and expected option behavior and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise patterns and future employee terminations to determine expected life and forfeitures. Expected volatility is based on the historical volatility of the Company’s publicly traded common stock. The following table summarizes the stock option activity for the fiscal years end June 30, 2016 and 2015:

		Weighted Average	Weighted-Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining Contractual	Value
	Stock Options	Per Option	Term	$(0000)

Balance at June 30, 2014	2,463,369	$9.09
Granted	1,432,000	2.42
Exercised	—	—
Forfeited or expired	(531,252)	13.37
Balance at June 30, 2015	3,364,117	5.58	7.9	$-
Granted	1,636,667	2.17
Exercised	—	—
Forfeited or expired	(249,361)	12.77
Balance at June 30, 2016	4,751,423	$4.07	6.6	$-

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2016 and 2015 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

The following tables summarize information relating to outstanding and exercisable stock options as of June 30, 2016:

			June 30, 2016
			Outstanding			Exercisable
				Weighted Average
			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Shares	Contractual Life	Exercise Price	Shares	Exercise Price
				(In Years)

$1.37	—	$2.40	1,948,647	8.03	$2.17	465,007	$2.38
$2.47	—	$2.85	1,257,500	5.63	2.56	201,250	2.75
$3.14	—	$4.24	1,299,090	6.04	4.07	1,196,590	4.06
$6.11	—	$39.60	246,186	3.76	26.81	216,186	29.64
			4,751,423	6.63	$4.07	2,079,033	$6.22

Restricted Stock Awards. A summary of the Company’s outstanding restricted stock activity for the fiscal years ended June 30, 2016 and 2015 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Outstanding at June 30, 2014	8,750	$3.93
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2015	8,750	3.93
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2016	8,750	$3.93

Restricted Stock Units and Market Stock Units (MSUs). A summary of the Company’s outstanding restricted stock and market stock unit (MSU) activity for the fiscal years ended June 30, 2016 and 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2014	189,427	$3.94
Awarded	47,500	2.41
Released	(80,144)	3.94
Forfeited	(60,202)	3.87
Unvested at June 30, 2015	96,581	3.23
Awarded	2,500	2.49
Released	(43,541)	2.44
Forfeited	(6,334)	2.41
Outstanding at June 30, 2016	49,206	$4.00

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company values grants of MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 20-day average closing stock price on the grant date, expected volatility of the Company’s stock price, risk-free rates of return and expected dividend yield. There were no grants of MSUs for the fiscal years ended June 30, 2016 and June 30, 2015. The assumptions used in the Company’s valuation of the MSU’s are summarized as follows:

For the Fiscal Year Ended June 30,
2014
Expected dividend yield	0.00%
Expected stock price volatility	0.86
Risk-free interest rate	0.64%
20-day trading average stock price on grant date	$3.98
Weighted-average per share grant date fair value	$7.69

As of June 30, 2016 and 2015 there was $2.6 million and $3.2 million, respectively, of unrecognized share-based compensation expense related to all unvested share-based awards, discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of two years.

(13)	Retirement Benefits

The Company contributed $0.2 million, $0.4 million, and $0.8 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, toward standard defined contribution plans for employees. Contributions by the Company during fiscal year ending June 30, 2016 can be up to four percent of an employee’s salary. For fiscal years ending June 30, 2015 and 2014 contributions by the Company can be up to nine percent of non-US employee’s salary and up to four per cent of a US employee’s salary.

(14)	Net Loss per Share

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

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended June 30,
	2016	2015	2014

Net loss (in millions)	$(25.4)	$(19.1)	$(11.0)
Weighted average shares outstanding	38,635,452	35,360,841	31,347,888
Shares used to compute diluted earnings per share	38,635,452	35,360,841	31,347,888
Basic loss per share	$(0.66)	$(0.54)	$(0.35)
Diluted loss per share	$(0.66)	$(0.54)	$(0.35)
Number of antidilutive stock options excluded from computation	4,751,423	3,604,737	2,275,441

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

(15)	Licenses, Royalty, Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GSK in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. On May 12, 2015, the Company filed a request for rehearing with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”) in relation to the pending patent application No. 08/737,141 related to Relenza intellectual property in the U.S. On June 23, 2015 the PTAB denied the Company’s request for a rehearing. The Company reported on September 11, 2015, that it filed an appeal in relation to the pending patent application No. 08/737,141 related to Relenza® in the United States Court of Appeals for the Federal Circuit. On July 5, 2016 legal counsel for GSK presented oral arguments relating to inhalation treatment of influenza with Relenza® to the Federal Circuit Panel. While the Company cannot determine the duration or the outcome of this appeal process, or how long this patent application will remain pending, the Company believes that if this most recent appeal is unsuccessful, it is unlikely that the patent claims will ever be issued and that the Company will receive any further royalties. If the patent claims are ultimately issued, the Company would be eligible to receive royalties from net sales of Relenza® in the U.S. for an additional 17 years from the date of allowance

The Company also generates royalty revenue from the sale of Inavir® in Japan, pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir®. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Under the collaboration and license agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on the composition of matter for LANI in Japan generally expire in 2024.

On April 22, 2016, the Company entered into a Royalty Interest Acquisition Agreement (“Agreement”) with HealthCare Royalty Partners III, L.P. (“HCRP”). Under the Agreement, HCRP made a $20 million cash payment to the Company in consideration for acquiring from the Sellers certain royalty rights (“Royalty Rights”) related to the approved product Inavir® in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo Company, Limited.

Collaborative and contract arrangements

On July 5, 2016, the Company announced that it had entered into an exclusive, worldwide license for respiratory syncytial virus (RSV) replication inhibitors intellectual property with Georgia State University Research Foundation (“GSURF”) in exchange for an upfront fee, future milestone payments and royalties on future net sales of any products that utilize the underlying RSV intellectual property. The Company has an obligation to make a minimum payment of $10,000 to GSURF annually until the license agreement expires or is terminated. The Company also entered into a two year sponsored research agreement with GSURF for annual sponsored research payments.

In March 2011, the Company’s wholly owned subsidiary, Biota Scientific Management Pty Ltd., was awarded a contract by BARDA for the late-stage development of LANI on a cost-plus-fixed-fee basis. BARDA is part of the U.S. Office of the Assistant Secretary for Preparedness and Response ("ASPR") within the U.S. Department of Health and Human Services (HHS). The BARDA contract was designed to fund and provide the Company with all technical and clinical data and U.S. based manufacturing to support the filing of a U.S. new drug application (“NDA”) with the FDA for LANI. On May 7, 2014 HHS/ASPR/BARDA notified the Company of its decision to terminate the contract for the development of LANI for the convenience of the U.S. Government. The Company completed and finalized all activities related to the settlement and close out this contract in June 2015. The Company was considered an active participant in the BARDA contract, with exposure to significant risks and rewards of commercialization relating to the development of LANI. Therefore, revenues from and costs associated with the contract are recorded and recognized on a gross basis in the consolidated statement of operations.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following tables summarize the key components of the Company’s revenues (in millions):

	Fiscal Years Ended June 30,
	2016	2015	2014
Royalty revenue – Relenza®	$4.8	$11.4	$10.6
– Inavir®	4.3	4.8	4.5
Non-cash royalty revenue related to sale of royalties	0.2	-	-
Revenue from services	-	8.4	53.6
Total revenue	$9.3	$24.6	$68.7

(16)	Restructuring Charges

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

(17)	Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for the years ended June 30, 2016 and 2015 (in millions):

	Quarter Ended
	6/30/2016	3/31/2016	12/31/2015	9/30/2015
Revenues	$0.6	$5.3	$1.7	$1.7
Operating expenses	7.4	10.5	8.2	8.4
Net (loss) income	(7.1)	(5.2)	(6.5)	(6.6)
Net (loss) income per share (1):
Basic	$(0.18)	$(0.14)	$(0.17)	$(0.17)
Diluted	$(0.18)	$(0.14)	$(0.17)	$(0.17)

	Quarter Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014
Revenues	$4.1	$5.9	$13.9	$0.7
Operating expenses	24.1	4.8	7.5	7.7
Net loss	(19.9)	1.2	6.5	(6.9)
Net loss per share (1):
Basic	$(0.55)	$0.02	$0.19	$(0.20)
Diluted	$(0.55)	$0.02	$0.19	$(0.20)

(1)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-K	Form	File No.	Date Filed
2.1	Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited		8-K	001-35285- 12773718	04/23/12

2.2	Amendment Deed, dated August 6, 2012, to the Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited		8-K	001-35285- 121016660	08/08/12

2.3

Amendment Deed, dated September 17, 2012, to the Merger Implementation Agreement, dated April 22, 2012, as amended by the Merger Implementation Agreement Amendment dated August 6, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited

			8-K	001-35285- 121096040	09/18/12

2.4	Stock Purchase Agreement, dated February 25, 2015, among Biota Pharmaceuticals, Inc., each of the shareholders of Anaconda Pharma party thereto and the Holder Representative thereunder		10-Q	001-35285- 15847337	05/08/15

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	X

3.2	Restated By-laws of Aviragen Therapeutics, Inc.	X

4.1	Form of Common Stock Certificate		10-K	000-04829-08651814	03/15/07

10.1†	Collaboration and License Agreement, dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.		10-Q	001-35285-13834721	05/10/13

10.2†	Amendment #1 to Collaboration and License Agreement, dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.		10-Q	001-35285-13834721	05/10/13

10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited.		10-Q	001-35285-13834721	05/10/13

10.4†	Commercialization Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285- 13834721	05/10/13

10.5†

Contract, dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services.

		10-Q	001-35285- 13834721	05/10/13

10.6†	Research and License Agreement, dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited.	10-Q	001-35285- 13834721	5/10/13

10.7	Form of Indemnification Agreement for Directors and Executive Officers	8-K	001-35285- 13817036	05-06-13

10.9+	Employment Agreement, dated as of October 1, 2014, between Biota Pharmaceuticals, Inc., and Russell H. Plumb	10-Q	001-35285- 15584221	02/06/15

10.10+	Amended Executive Employment Agreement, dated as of October 1, 2014, between Biota Pharmaceuticals, Inc., and Joseph M. Patti	10-Q	001-35285- 15584221	02/06/15

10.11+	Form Non-Plan Stock Units Agreement	8-K	001-35285- 121206005	11/14/12

10.12+	Form of Letter Agreement for Stock Option Grant	8-K	001-35285- 121206005	11/14/12

10.13+	2007 Omnibus Equity and Incentive Plan	DEF 14A	000-04829- 07763351	04/12/07

10.14+	Executive Employment Agreement, dated as of November 26, 2013, between Biota Pharmaceuticals, Inc., and Peter Azzarello	8-K	001-35285- 131247987	11/27/13

10.15+	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan		8-K	001-35285- 131266832	12/10/13

10.16+	Form of Market-Based Stock Unit Award Agreement under the 2007 Omnibus Equity and Incentive Plan		8-K	001-35285- 131266832	12/10/13

10.17	At Market Issuance Sales Agreement, dated October 2, 2015, by and between Biota Pharmaceuticals, Inc., MLV & Co. LLC and FBR Capital Markets & Co.		8-K	001-35285 151141459	10/02/15

10.18+	Executive Employment Agreement, effective as of November 2, 2015, between Biota Pharmaceuticals, Inc. and Mark Colonnese.		8-K	001-35285 151189714	11/2/15

10.19

Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016.

			8-K	001-35285 161590079	4/26/16

10.20	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016.		8-K	001-35285 161590079	4/26/16

16.1	Letter from PwC, dated March 24, 2016.		8-K	001-35285 161527343	3/24/16

21.1	List of Subsidiaries	X

23.1	Consent of Ernst & Young	X

23.1a	Consent of PricewaterhouseCoopers LLP.	X

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101**	XBRL Instance Document	X

101**	XBRL Taxonomy Extension Schema Document	X

101**	XBRL Taxonomy Calculation Document	X

101**	XBRL Taxonomy Definition Linkbase Document	X

101**	XBRL Taxonomy Label Linkbase Document	X

101**	XBRL Taxonomy Presentation Linkbase Document	X

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