Form 10-Q
period 2016-09-30
Aviragen Therapeutics, Inc.
filed 2016-11-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-35285

Aviragen Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-1212264
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at November 8, 2016 was 38,640,487 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aviragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	September 30, 2016	June 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$45.9	$49.7
Short-term investments	12.4	19.3
Accounts receivable, net of allowance	0.6	0.7
Prepaid and other current assets	3.9	2.7
Total current assets	62.8	72.4
Non-current assets:
Property and equipment, net	0.3	0.3
Total assets	$63.1	$72.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.6	$3.9
Accrued expenses	5.6	3.6
Short-term note payable	0.4	0.4
Liability related to sale of future royalties, current portion	1.2	1.3
Total current liabilities	8.8	9.2
Non-current liabilities:
Long-term note payable, net of current portion	0.3	0.3
Liability related to sale of future royalties, net of current portion	17.2	16.8
Other long-term liabilities, net of current portion	0.2	0.2
Total liabilities	26.5	26.5

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.10 par value: 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,640,487 shares issued and outstanding at September 30, 2016 and June 30, 2016	3.9	3.9
Additional paid-in capital	158.0	157.6
Accumulated other comprehensive income	19.0	19.0
Accumulated deficit	(144.3)	(134.3)
Total stockholders’ equity	36.6	46.2
Total liabilities and stockholders’ equity	$63.1	$72.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015
Revenue:
Royalty revenue and milestones	$0.1	$1.7
Total revenue	0.1	1.7

Operating expense:
Research and development	7.6	5.5
General and administrative	2.2	2.2
Foreign exchange (gain) loss	(0.1)	0.7
Total operating expense	9.7	8.4
Loss from operations	(9.6)	(6.7)
Other (expense) income:
Non-cash interest expense on liability related to sale of future royalties	(0.4)	-
Interest income	-	0.1
Total other (expense) income	(0.4)	0.1

Net loss	$(10.0)	$(6.6)

Basic net loss per share	$(0.26)	$(0.17)
Diluted net loss per share	$(0.26)	$(0.17)

Basic weighted-average shares outstanding	38,640,487	38,624,227
Diluted weighted-average shares outstanding	38,640,487	38,624,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2016	38,640,487	$3.9	$157.6	$(134.3)	$19.0	$46.2
Net loss	-	-	-	(10.0)	-	(10.0)
Share-based compensation	-	-	0.4	-	-	0.4
Balances at September 30, 2016	38,640,487	$3.9	$158.0	$(144.3)	$19.0	$36.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Three Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(10.0)	$(6.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share-based compensation	0.4	0.6
Non-cash interest expense related to sale of future royalties	0.4	-

Change in operating assets and liabilities:
Accounts receivables	-	9.4
Prepaid expenses and other current assets	(1.2)	(0.2)
Accounts payable and accrued expenses	(0.3)	(2.3)

Net cash (used in) provided by operating activities	(10.7)	0.9

Cash flows from investing activities:
Purchases of short and long-term investments	-	(1.2)
Maturity of short-term investments	6.9	1.0

Net cash provided by (used in) investing activities	6.9	(0.2)

Cash flows from financing activities:
Payment on note payable	-	(0.1)

Net cash used in financing activities	-	(0.1)

(Decrease) increase in cash and cash equivalents	(3.8)	0.6
Cash and cash equivalents at beginning of period	49.7	44.7

Cash and cash equivalents at end of period	$45.9	$45.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

(1)	Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three product candidates in active clinical development: vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate and severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion protein inhibitor in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus types 6 and 11. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All material adjustments considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 13, 2016.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended September 30, 2016 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2017. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 13, 2016.

The Company’s significant accounting policies have not changed since June 30, 2016.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

Recent Accounting Standards

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt this guidance on July 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. Accordingly, the standard is effective for the Company on June 30, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

A portion of the Company’s short-term investments have been classified as Level 2, which have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily. There have been no transfers of assets or liabilities between the fair value measurement classifications.

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$9.4	$9.4	$—	$—
Short-term investments available-for-sale	12.4	6.0	6.4	—
Total	$21.8	$15.4	$6.4	$—

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1.5	$1.5	$—	$—
Short-term investments available-for-sale	19.3	10.0	9.3	—
Total	$20.8	$11.5	$9.3	$—

Cash equivalents consist primarily of money market funds. Short-term investments consist of U.S. agency securities, certificates of deposit, corporate securities and U.S. Treasury securities, classified as available-for-sale and have maturities greater than 365 days from the date of acquisition.

The following table shows the unrealized gains and losses and fair values for those investments as of September 30, 2016 and June 30, 2016 aggregated by major security type:

(in millions)		Unrealized	Unrealized
September 30, 2016	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$9.4	$—	$—	$9.4
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	4.0	—	—	4.0
Corporate notes	2.0	—	—	2.0
Certificates of deposit	4.4	—	—	4.4
Total	$21.8	$—	$—	$21.8

(in millions)		Unrealized	Unrealized
June 30, 2016	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$1.5	$—	$—	$1.5
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	2.9	0.1	—	3.0
Certificates of deposit	7.3	—	—	7.3
Total	$20.7	$0.1	$—	$20.8

As of September 30, 2016, the Company had no investments in an unrealized gain (loss) position. As of June 30, 2016, the Company had investments in an unrealized gain (loss) position below material disclosure thresholds in the table above. The Company has determined that the unrealized gains and losses on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at September 30, 2016, will mature within a one year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at September 30, 2016 and June 30, 2016. The fair value of the Company’s short-term note payable, which is measured using Level 2 inputs, approximates book value, at September 30, 2016 and June 30, 2016.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

(4)	Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	September 30, 2016	June 30, 2016

Professional fees	$0.6	$0.1
Salary and benefits	0.3	0.6
Research and development expenses	4.6	2.2
Other accrued expenses	0.1	0.7
Total accrued expenses and other liabilities	$5.6	$3.6

(5)	Liabilities Related to Sale of Future Royalties

In April 2016, the Company sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in the Japanese market, for $20 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement with Daiichi Sankyo and the payments that will be passed through to HCRP over the life of the agreement. The sum of the pass through amounts less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The Company will periodically assess the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, the Company will adjust the amortization of the liability and interest rate. As a result of this accounting, even though the Company does not retain HCRP’s share of the royalties, it will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

The following table shows the activity within the liability account during the three months ended September 30, 2016:

in millions
Total Liability related to sale of future royalties, June 30, 2016	$18.1
Non-cash royalty revenue paid to HCRP	(0.1)
Non-cash interest expense recognized	0.4
Total Liability related to sale of future royalties, September 30, 2016	$18.4

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

(6)	Net Loss per share

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

The following tables set forth the computation of historical basic and diluted net income (loss) per share.

	Three Months Ended September 30,
	2016	2015

Net income (loss) (in millions)	$(10.0)	$(6.6)
Weighted-average shares outstanding	38,640,487	38,624,227
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,640,487	38,624,227
Basic net income (loss) per share	$(0.26)	$(0.17)
Diluted net income (loss) income per share	$(0.26)	$(0.17)
Number of anti-dilutive share-based awards excluded from computation	5,806,900	4,394,607

(7)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GlaxoSmithKline (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and is entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan. In the U.S., the Company has a pending patent application, No. 08/737,141, relating to inhalation treatment of influenza with Relenza®. In October 2016, the United States Court of Appeals for the Federal Circuit Decision Board upheld the United States Patent Office’s rejection of claims in the patent application. The Company is working with its partner GSK to evaluate possible next steps in the prosecution of this patent application. However, based on the most recent unsuccessful appeal, the Company believes it is unlikely that the U.S. patent claims will ever be issued and that the Company will not receive any further royalties on U.S. sales of the product.

The Company also generates royalty revenue from the sale of Inavir® (laninamivir octanoate or LANI) in Japan, pursuant to a collaboration and license agreement that the Company entered into with Daiichi Sankyo in 2009. In September 2010, Inavir® was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Under the collaboration and license agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on the composition of matter for LANI in Japan generally expire in 2024.

On April 22, 2016, the Company entered into a Royalty Interest Acquisition Agreement (“Agreement”) with HCRP. Under the Agreement, HCRP made a $20 million cash payment to the Company in consideration for acquiring from the Sellers certain royalty rights (“Royalty Rights”) related to the approved product Inavir® in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo Company, Limited.

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended September 30,
	2016	2015
	(in millions)
Royalty revenue – Relenza®	$0.1	$1.7
Total revenue	$0.1	$1.7

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

Collaborative and contract arrangements

In July 2016, the Company entered into an exclusive, worldwide license for RSV replication inhibitors intellectual property with Georgia State University Research Foundation (“GSURF”) in exchange for an upfront fee, future milestone payments and royalties on future net sales of any products that utilize the underlying RSV intellectual property. The Company has an obligation to make a minimum payment of $10,000 to GSURF annually until the license agreement expires or is terminated. The Company also entered into a two year sponsored research agreement with GSURF for annual sponsored research payments.

In connection with the Company’s BTA585 clinical trial, a Clinical Research Organization (“CRO”), engaged by the Company to provide certain services for this trial, notified the Company of its intent to explore additional compensation in an amount up to $1.6 million, due to a previous delay in the trial. The Company is currently reviewing the facts of the notice and due to the early stages of the matter described above, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these matters. As such, the Company is not currently able to estimate the impact of the potential additional expense on its financial position or results of operations.

(8)	Share-based Compensation

For the three month periods ended September 30, 2016 and 2015, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.4 million and $0.6 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three month periods ended September 30, 2016 and 2015.

 Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended September 30,
	2016	2015
Weighted-average risk-free interest rate	1.10%	1.50%
Dividend yield	—	—
Expected weighted-average volatility	.76	.75
Expected weighted-average life of options (years)	6.0	4.0
Weighted-average fair value of options granted	$0.87	$1.35

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

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2016)

A summary of the Company’s outstanding stock option activity for the three months ended September 30, 2016 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value($000)
			(In Years)
Outstanding at June 30, 2016	4,751,423	$4.07		-
Granted	1,310,000	1.33
Exercised	—	—
Forfeited or expired	(254,523)	2.59
Outstanding at September 30, 2016	5,806,900	$3.52	7.4	$-

The total intrinsic value of stock options exercised during the three month period ended September 30, 2016 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

The following tables summarize information relating to outstanding and exercisable options as of September 30, 2016:

			September 30, 2016
			Outstanding Weighted Average			Exercisable
Exercise Prices			Number of Stock Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Stock Options	Weighted Average Exercise Price
				(In Years)
$1.30	—	1.40	1,514,167	9.82	$1.34	9,167	$1.37
$1.50	—	2.45	1,617,547	8.02	2.26	491,460	2.37
$2.47	—	4.07	2,274,000	5.79	3.29	1,587,290	3.61
$4.15	—	39.60	401,186	4.89	18.08	308,686	22.02
			5,806,900	7.40	$3.52	2,396,603	5.72

 Restricted Stock Units and Market Stock Units (MSUs). A summary of the Company’s outstanding restricted stock and market stock unit (MSU) activity for the three months ended September 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at June 30, 2016	49,206	$4.00
Awarded	-	-
Released	-	-
Forfeited	(4,375)	4.00
Balance at September 30, 2016	44,831	$4.00

As of September 30, 2016 there was $2.9 million of unrecognized share-based compensation expense related to all unvested share-based awards. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures. This balance is expected to be recognized over a weighted-average period of approximately 2.1 years.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our anticipated timing to report top line-data from our Phase2b SPIRITUS clinical trial for vapendavir;
●	our anticipated timing to report top line-data from our Phase 2a challenge study for BTA585;
●	our anticipated timing to fully enroll and report top line-data from our Phase 2 clinical trial for BTA074;
●	our anticipated timing of filing our clinical hold complete response to the Food and Drug Administration for BTA585;
●	our preclinical respiratory syncytial virus (“RSV”) non-fusion inhibitor that may complement BTA585;
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

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration (“FDA”) or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of the Company’s clinical development programs at any time for a lack of safety, efficacy, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the Company's ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of its product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; the Company’s ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; the Company’s ability to retain and recruit sufficient staff, including key execute management and employees, to manage our business; the Company’s ability to maintain, protect or defend its proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; and other cautionary statements contained elsewhere in this Quarterly Report on Form10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the U.S. Securities and Exchange Commission on September 13, 2016.

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

The following is a discussion and analysis of the major factors contributing to our results of operations for the three months ended September 30, 2016, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. We have three product candidates in active clinical development: vapendavir, an oral treatment for human rhinovirus (“HRV”) upper respiratory infections in moderate and severe asthmatics currently being evaluated in the Phase 2b SPIRITUS trial; BTA585, an oral fusion protein (F-protein) inhibitor in Phase 2 development for the treatment and prevention of respiratory syncytial virus (“RSV”) infections; and BTA074, a topical antiviral treatment in Phase 2 development for condyloma caused by human papillomavirus types 6 and 11. We also have preclinical RSV non-fusion inhibitor program that we believe complements our F-protein inhibitor BTA585.

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

Recent Corporate Highlights

BTA585 Phase 1a and 1b Data Presented at ID Week 2016. In October 2016, pharmacokinetic (PK) and safety data from a Phase 1 single ascending dose and multiple ascending dose study of BTA585 was presented in New Orleans at ID Week 2016. The clinical data demonstrated that in 85 healthy volunteers BTA585 was generally well tolerated, there was a low incidence of adverse events with the most common being headache, nausea, and chromaturia. BTA585 plasma Cmax was rapidly achieved at approximately one hour following oral dosing, exposure was dose-proportional, there was no accumulation of BTA585 over the duration of dosing and the half-life (T1/2) was approximately five to six hours. Additionally, dosing of BTA585 with a high fat meal did not adversely affect the PK.

Hosted Key Opinion Leader (KOL) Meeting on HRV Infections. In October 2016, the Company hosted a KOL breakfast focused on the significant burden of HRV infections in at-risk patient populations. The meeting featured keynote presentations from Dr. Frederick G. Hayden, Professor Emeritus of Infectious Diseases and International Health at the University of Virginia, School of Medicine, and Dr. Sebastian L. Johnston, Professor of Respiratory Medicine and Allergy at Imperial College London and Director of the Wellcome Trust Centre for Respiratory Infection.

Recent Clinical Highlights

Announced Completion of Enrollment in the SPIRITUS Phase 2b Trial of Vapendavir for the Treatment of Human Rhinovirus (HRV) Infections. In November 2016, we announced the completion of patient enrollment in the Phase 2b trial of vapendavir for the treatment of HRV infections in moderate and severe asthmatics. Given the 35 day follow up for each patient, the last patient is expected to complete the study in early December. Top-line data are expected approximately eight weeks after the last patient completes the study. The primary endpoint of SPIRITUS is the change from baseline to study day 14 measured by an asthma control questionnaire (ACQ)-6 total score. The secondary endpoints are focused on safety and tolerability, and lung function assessments.

Announced Completion of Enrollment in the Phase 2a RSV Challenge Study of BTA585. In November 2016, we announced the completion of patient enrollment in the final cohort (600 mg bid) in the Phase 2a trial in healthy volunteers intranasally challenged with RSV. Top-line data from this trial is expected around the end of the year.

Reported Data from the Vapendavir Phase 1 Bioavailability Trial. In August 2016, we completed a single-center, open-label, three-period comparative bioavailability study in healthy volunteers to assess the comparability of the vapendavir phosphate salt capsule, and two new formulations of vapendavir free base in the forms of an oral suspension and tablet. Results showed that the bioavailability of the oral suspension and tablet formulations were comparable to the capsule form of vapendavir. The oral suspension formulation is intended to enable the conduct of future pediatric trials, and the tablet formulation will allow an increase in manufacturing scale appropriate for Phase 3 trials and commercial development.

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

We base our estimates and judgments on historical experience, current economic and industry conditions, and various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies that require significant judgment and estimates as discussed in detail in our 2016 annual 10-K filing:

•	Use of estimates
•	Revenue recognition
•	Accrued expenses
•	Share-based compensation

Recent Accounting Standards

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt this guidance on July 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. Accordingly, the standard is effective for the Company on June 30, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Results of Operations for the Three months ended September 30, 2016 and September 30, 2015

Summary. For the three months ended September 30, 2016, we reported a net loss of $10.0 million, as compared to a net loss of $6.6 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.26 for the three month period ended September 30, 2016, as compared to a basic and diluted net loss per share of $0.17 in the same period of 2015. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $0.1 million for the three months ended September 30, 2016 from $1.7 million for the same period in 2015. The following table summarizes the key components of our revenue for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	(in millions)
	2016	2015

Royalty revenue – Relenza®	$0.1	$1.7
– Inavir®	-	-
Total revenue	$0.1	$1.7

Royalty revenues decreased primarily due to a reduction in Relenza® government stockpiling orders compared to the prior year comparable period. In October 2016, the United States Court of Appeals for the Federal Circuit Decision Board upheld the United States Patent Office’s rejection of claims in U.S. Patent Application 08/737,141 relating to the method of prevention and treatment of influenza by inhalation of zanamivir (Relenza®). The Company is working with our partner GlaxoSmithKline to evaluate possible next steps in the prosecution of this patent application.

Research and Development Expense. Research and development expense increased to $7.6 million for the three months ended September 30, 2016 from $5.5 million for the same period in 2015. The following table summarizes the components of our research and development expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	(in millions)
	2016	2015

Direct preclinical, clinical and product development expenses	$6.4	$4.5
Salaries, benefits and share-based compensation expenses	1.1	1.0
Depreciation and facility related expenses	0.1	-
Total research and development expense	$7.6	$5.5

Direct preclinical, clinical and product development expense increased largely due to clinical and manufacturing costs associated with the Phase 2a challenge trial for BTA585 that resumed enrollment and dosing in July 2016, continuing costs for the Phase 2b SPIRITUS clinical trial for vapendavir, and chemistry expenses for BTA074 for the Phase 2 clinical trial that was initiated in February 2016. Salaries, benefits and share-based compensation increased compared to prior year due to additional personnel hired to support the clinical and regulatory operations. Depreciation and facility related expenses increased slightly primarily due to the addition of office space in January 2016.

General and Administrative Expense. General and administrative expense was $2.2 million for the three months ended September 30, 2016 and the same period in 2015. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	(in millions)
	2016	2015

Salaries, benefits and share-based compensation expenses	$1.0	$1.4
Professional and legal fees expenses	0.4	0.2
Other expenses	0.8	0.6
Total general and administrative expense	$2.2	$2.2

Salaries, benefits and share-based compensation decreased primarily due to a reduction in administrative personnel. Other expenses increased due to timing of audit and tax fees incurred compared to the same period in the prior year.

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a loss of $0.7 million in September 30, 2015 to a gain of $0.1 million for three months ended September 30, 2016. The positive impact on foreign exchange on our statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

 LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2016, cash and cash equivalents decreased by $3.8 million. This decrease was primarily the result of our operating activities, offset in part by the maturity of short term investments.

Net cash used by operating activities was $10.7 million for the three months ended September 30, 2016, which reflected our net loss during the period of $10.0 million, in addition to the net increase in operating assets of $1.2 million and net decrease in operating liabilities of $0.3 million, which was partially offset by $0.8 million of non-cash charges.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses. The net change in operating assets reflects a $1.2 million increase in prepaid expenses.

Net cash provided by investing activities during the three months ended September 30, 2016 consisted of the maturity of $6.9 million of investments.

At September 30, 2016, our cash, cash equivalents and investments totaled $58.3 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term investments consist primarily of U.S. treasury securities, U.S. government agency securities, certificates of deposit and highly-rated corporate securities.

Our future funding requirements are difficult to determine and will depend on a number of factors, including:

●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;
●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials;
●	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;
●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;
●	whether we receive regulatory approval to advance or begin the clinical development of our product candidates in a timely manner, if at all;
●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;
●	the scope and size of our research and development efforts;
●	the variability of future royalty revenue we may receive from existing royalty-bearing license agreements;
●	the size and cost of the general and administrative function we need to manage our operations, including the infrastructure to support being a publicly-traded company; and
●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents and investments of approximately $58.3 million, as well as our accounts receivable as of September 30, 2016, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months.

We have an ATM facility in place, which may allow us to quickly access the equity capital markets if we think it is prudent to do so and if market conditions allow. However, we currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from revenue from existing royalty-bearing arrangements. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. If we do, we would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset or debt financing, or any other financing arrangement. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more, if not all, of our research and development programs, or delay or curtail preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Aviragen Therapeutics, Inc.

Date: November 8, 2016	By:	/s/ Joseph M. Patti
Joseph M. Patti
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Colonnese
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

101

The following financial information from the Aviragen Therapeutics, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

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