Form 10-Q
period 2016-12-31
Aviragen Therapeutics, Inc.
filed 2017-02-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at February 6, 2017 was 38,649,237 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aviragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	December 31, 2016	June 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$38.1	$49.7
Short-term investments	11.1	19.3
Accounts receivable, net of allowance	4.2	0.7
Prepaid and other current assets	2.8	2.7
Total current assets	56.2	72.4
Non-current assets:
Property and equipment, net	0.3	0.3
Total assets	$56.5	$72.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.4	$3.9
Accrued expenses	5.6	3.6
Short-term note payable	0.3	0.4
Liability related to sale of future royalties, current portion	1.2	1.3
Total current liabilities	10.5	9.2
Non-current liabilities:
Long-term note payable, net of current portion	0.2	0.3
Liability related to sale of future royalties, net of current portion	17.6	16.8
Other long-term liabilities, net of current portion	0.2	0.2
Total liabilities	28.5	26.5

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.10 par value: 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,640,487 shares issued and outstanding at December 31, 2016 and June 30, 2016	3.9	3.9
Additional paid-in capital	158.5	157.6
Accumulated other comprehensive income	19.0	19.0
Accumulated deficit	(153.4)	(134.3)
Total stockholders’ equity	28.0	46.2
Total liabilities and stockholders’ equity	$56.5	$72.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue:
Royalty revenue	$1.5	$1.7	$1.6	$3.4
Non-cash royalty revenue related to the sale of future royalties	2.3	-	2.3	-
Total revenue	3.8	1.7	3.9	3.4

Operating expense:
Research and development	10.2	6.3	17.8	11.8
General and administrative	2.1	2.1	4.3	4.4
Foreign exchange (gain) loss, net	0.1	(0.2)	-	0.5
Total operating expense	12.4	8.2	22.1	16.7
Loss from operations	(8.6)	(6.5)	(18.2)	(13.3)
Other (expense) income:
Non-cash interest expense on liability related to sale of future royalties	(0.5)	-	(0.9)	-
Interest income	0.1	-	0.1	0.1
Total other (expense) income	(0.4)	-	(0.8)	0.1

Loss before tax	(9.0)	(6.5)	(19.0)	(13.2)
Income tax expense	0.1	-	0.1	-
Net loss	$(9.1)	$(6.5)	$(19.1)	$(13.2)

Basic and diluted net loss per share	$(0.24)	$(0.17)	$(0.49)	$(0.34)

Basic and diluted weighted-average shares outstanding	38,640,487	38,636,946	38,640,487	38,630,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2016	38,640,487	$3.9	$157.6	$(134.3)	$19.0	$46.2
Net loss	-	-	-	(19.1)	-	(19.1)
Share-based compensation	-	-	0.9	-	-	0.9
Balances at December 31, 2016	38,640,487	$3.9	$158.5	$(153.4)	$19.0	$28.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(19.1)	$(13.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	0.9	1.2
Non-cash interest expense related to sale of future royalties	0.9	-
Non-cash royalty revenue related to sale of future royalties	(2.3)	-

Change in operating assets and liabilities:
Accounts receivables	(1.4)	7.5
Prepaid expenses and other current assets	(0.1)	(0.9)
Accounts payable and accrued expenses	1.4	(2.8)

Net cash used in operating activities	(19.7)	(8.2)

Cash flows from investing activities:
Purchases of short and long-term investments	(8.4)	(6.4)
Maturity of short-term investments	16.6	9.0

Net cash provided by investing activities	8.2	2.6

Cash flows from financing activities:
Payment on note payable	(0.1)	(0.1)

Net cash used in financing activities	(0.1)	(0.1)

Decrease in cash and cash equivalents	(11.6)	(5.7)
Cash and cash equivalents at beginning of period	49.7	44.7

Cash and cash equivalents at end of period	$38.1	$39.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

1)      Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has four Phase 2 clinical programs: vapendavir, an oral treatment for rhinovirus (RV) upper respiratory infections in moderate-to-severe asthmatics; vapendavir, for the treatment of RV infections in hematopoietic stem cell transplant patients; BTA585, an oral fusion protein inhibitor in development for the treatment of respiratory syncytial virus ("RSV") infections; and BTA074, a topical antiviral treatment for condyloma caused by human papillomavirus types 6 & 11. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

Although several of the Company’s influenza product candidates have been successfully developed and commercialized to date by other larger pharmaceutical companies under collaboration, license or commercialization agreements with the Company, it has not independently developed or received regulatory approval for any product candidate, and the Company does not currently have any sales, marketing or commercial capabilities. Therefore, it is possible that the Company may not successfully derive any significant product revenues from any product candidates that it is developing now, or may develop in the future. The Company expects to incur losses for the foreseeable future as it intends to support the clinical and preclinical development of its product candidates.

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

Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2017. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K.

The Company’s significant accounting policies have not changed since June 30, 2016.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017. Accordingly, the Company will adopt this guidance on July 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. Accordingly, the standard is effective for the Company on June 30, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued guidance on stock compensation. This guidance simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the consolidated financial statements.

In August 2016, the FASB issued new guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for the Company beginning July 1, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2017, the FASB amended and clarified guidance related to business combinations and the definition of a business. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Accordingly, the amendments are effective for the Company beginning July 1, 2018. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2016 and June 30, 2016, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

		Quoted Prices in	Significant
		Active Markets	Other	Significant
(in millions)		for Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$10.7	$7.7	$3.0	$—
Short-term investments available-for-sale	11.1	—	11.1	—
Total	$21.8	$7.7	$14.1	$—

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
(in millions)		Assets	Inputs	Inputs
June 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1.5	$1.5	$—	$—
Short-term investments available-for-sale	19.3	10.0	9.3	—
Total	$20.8	$11.5	$9.3	$—

Cash equivalents consist primarily of money market funds. Short-term investments consist of certificates of deposit, corporate securities, U.S. Treasury securities and U.S. agency securities, classified as available-for-sale and have maturities less than 365 days from the date of acquisition.

The following table shows the unrealized gains and losses and fair values for those investments as of December 31, 2016 and June 30, 2016 aggregated by major security type:

(in millions)		Unrealized	Unrealized
December 31, 2016	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$7.7	$-	$-	$7.7
Corporate notes	9.4	-	-	9.4
Commercial paper	3.0	-	-	3.0
Certificates of deposit	1.7	-	-	1.7
Total	$21.8	$-	$-	$21.8

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

(in millions)		Unrealized	Unrealized
June 30, 2016	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$1.5	$—	$—	$1.5
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	2.9	0.1	—	3.0
Certificates of deposit	7.3	—	—	7.3
Total	$20.7	$0.1	$—	$20.8

As of December 31, 2016, the Company had no investments in an unrealized gain (loss) position.  As of June 30, 2016, the Company had investments in an unrealized gain position. The Company has determined that the unrealized gains on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at December 31, 2016, will mature within a one year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at December 31, 2016 and June 30, 2016. The fair value of the Company’s short-term note payable, which is measured using Level 2 inputs, approximates book value, at December 31, 2016 and June 30, 2016.

(4)    Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	December 31, 2016	June 30, 2016

Professional fees	$0.5	$0.1
Salary and benefits	0.5	0.6
Research and development expenses	4.6	2.2
Other accrued expenses	-	0.7
Total accrued expenses and other liabilities	$5.6	$3.6

(5)    Liabilities Related to Sale of Future Royalties

In April 2016, the Company sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in the Japanese market, for $20 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. As of December 31, 2016 and June 30, 2016, the amount receivable from Daiichi Sankyo related to the HCRP transaction was $2.2 million and $0.2 million, respectively, which has been included in “Accounts Receivable” in the accompanying condensed consolidated balance sheets.

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

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

The following table shows the activity within the liability account during the six months ended December 31, 2016:

(in millions)
Total Liability related to sale of future royalties, June 30, 2016	$18.1
Non-cash royalty revenue paid to HCRP	(0.2)
Non-cash interest expense recognized	0.9
Total Liability related to sale of future royalties, December 31, 2016	$18.8

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

The following tables set forth the computation of historical basic and diluted net loss per share.

	Three Months Ended December 31,
	2016	2015

Net loss (in millions)	$(9.1)	$(6.5)
Weighted-average shares outstanding	38,640,487	38,636,946
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,640,487	38,636,946
Basic net loss per share	$(0.24)	$(0.17)
Diluted net loss per share	$(0.24)	$(0.17)
Number of anti-dilutive share-based awards excluded from computation	5,645,543	4,631,556

	Six Months Ended December 31,
	2016	2015

Net loss (in millions)	$(19.1)	$(13.2)
Weighted-average shares outstanding	38,640,487	38,630,587
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,640,487	38,630,587
Basic net income (loss) per share	$(0.49)	$(0.34)
Diluted net loss per share	$(0.49)	$(0.34)
Number of anti-dilutive share-based awards excluded from computation	5,645,543	4,619,210

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

(7)     Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GlaxoSmithKline (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis and has been entitled to receive royalty payments of 7% of GSK's annual net sales of Relenza® in the U.S., Europe, Japan and certain other countries as well as 10% of GSK's annual net sales of Relenza® in Australia, New Zealand, South Africa and Indonesia. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan.

The Company also generates royalty revenue from the sale of Inavir® (laninamivir octanoate or LANI) in Japan, pursuant to a collaboration and license agreement and a related commercialization agreement (collectively, the “Inavir License Agreement”) with Daiichi Sankyo. In September 2010, Inavir® was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children. Under the Inavir License Agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Under the Inavir License Agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. Patents on the composition of matter for LANI in Japan generally expire in 2024.

In April 2016, the Company entered into a Royalty Interest Acquisition Agreement (“Agreement”) with HCRP. Under the Agreement, HCRP made a $20 million cash payment to the Company in consideration for acquiring from the Sellers certain royalty rights (“Royalty Rights”) related to the approved product Inavir® in the Japanese market. The Royalty Rights were obtained pursuant to the Inavir License Agreement.

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended December 31,
	2016	2015
	(in millions)
Royalty revenue - Relenza®	$1.5	$1.0
- Inavir®	-	0.7
Non-cash royalty revenue related to the sale of future royalties	2.3	-
Total revenue	$3.8	$1.7

	Six Months Ended December 31,
	2016	2015
	(in millions)
Royalty revenue - Relenza®	$1.6	$2.7
- Inavir®	-	0.7
Non-cash royalty revenue related to the sale of future royalties	2.3	-
Total revenue	$3.9	$3.4

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

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended December 31, 2016)

In connection with the Company’s BTA585 clinical trial, a Clinical Research Organization (“CRO”), engaged by the Company to provide certain services for this trial, notified the Company of its intent to explore additional compensation due to a previous delay in the trial. In December 2016, the Company and the CRO agreed to a settlement and the Company’s insurance carrier agreed to reimburse the Company for the amount of the settlement, less its deductible.

(8)    Share-based Compensation

On November 10, 2016, our stockholders approved the 2016 Equity Incentive Plan (“2016 Equity Plan”), under which a total of 4,794,137 shares may be available for issuance.  The 2016 Equity Plan replaced and superseded our amended 2007 Omnibus Equity and Incentive Plan (“Prior Plan”). In addition, under the 2016 Equity Plan all outstanding awards under the Prior Plan will become available for issuance under the 2016 Equity Plan if such awards are forfeited or otherwise terminate.

For the three month period ended December 31, 2016 and 2015, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.5 million and $0.6 million, respectively. For the six month period ended December 31, 2016 and 2015, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.9 million and $1.2 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three month and six month periods ended December 31, 2016 and 2015.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our anticipated timing to report top line-data from our Phase2b SPIRITUS clinical trial for vapendavir;
●	the information that we will file with respect to our interaction with the Food and Drug Administration regarding its clinical hold for BTA585;
●	our timing to initiate our Phase 2 trial of vapendavir for the treatment of RV infections in HSCT patients;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●	the number of months that our current cash, cash equivalents and anticipated future proceeds from existing royalty-bearing licenses and other existing license and collaboration agreements will allow us to operate; and
●	our plan to continue to finance our operations with our existing cash, cash equivalents and proceeds from existing or potential future royalty-bearing licenses, or collaborative research and development arrangements, or through future equity and/or debt financings or other financing vehicles.

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration (“FDA”) or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of the Company’s clinical development programs at any time for a lack of safety, efficacy, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the Company's ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of its product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; the Company’s ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; the Company’s ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; the Company’s ability to maintain, protect or defend its proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; and other cautionary statements contained elsewhere in this Quarterly Report on Form10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the U.S. Securities and Exchange Commission on September 13, 2016.

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

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and six months ended December 31, 2016, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has four Phase 2 clinical programs: vapendavir, an oral treatment for rhinovirus (RV) upper respiratory infections in moderate-to-severe asthmatics; vapendavir, for the treatment of RV infections in hematopoietic stem cell transplant patients; BTA585, an oral fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections; and BTA074, a topical antiviral treatment for condyloma caused by human papillomavirus types 6 & 11. We also have preclinical RSV non-fusion inhibitor program that we believe complements our F-protein inhibitor BTA585.

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

Recent Clinical Highlights and Updates

Reported Data from the Phase 2a RSV Challenge Study of BTA585. On February 1, 2017, the Company announced top-line data from its double-blind, placebo-controlled Phase 2a study of BTA585 in adults challenged intranasally with respiratory syncytial virus (RSV). The data indicated there was not a significant reduction in the primary endpoint, which was viral load. The data suggested biological activity on several of the endpoints, however, the considerable variability in viral load among the cohorts and the small number of subjects that became infected with RSV likely impacted the ability to detect a significant difference between the groups. The safety profile of BTA585 was favorable and consistent across treatment groups. These safety results, together with the other clinical data and the recently completed non-clinical studies, will form the basis for the Company’s interaction with the FDA to discuss lifting the clinical hold on BTA585’s Investigational New Drug application.

Data Readout from Phase 2b SPIRITUS Trial. In February the Company expects to report results from the Phase 2b SPIRITUS trial of vapendavir for the treatment of rhinovirus (RV). The primary endpoint of this multi-center, randomized, double-blind, placebo-controlled dose-ranging study is the change from baseline to study day 14 measured by an asthma control questionnaire (ACQ)-6 total score. The secondary endpoints are focused on safety and tolerability, lung function assessments such as forced expiratory volume in one second (FEV1), incidence of asthma exacerbations, assessments of the severity and duration of cold symptoms measured by the Wisconsin Upper Respiratory Symptom Survey-21 (WURSS-21) and virological assessments.

Initiation of Phase 2 Trial of Vapendavir for Treatment of RV Infections in Hematopoietic Stem Cell Transplant (HSCT) Patients. In the third quarter of fiscal 2017, the Company expects to initiate a Phase 2 trial of vapendavir for the treatment of RV infections in HSCT patients. The primary endpoint of the trial will be time-weighted average change from baseline to end of treatment visit in RV viral load. Secondary endpoints will include mortality, rate of progression of RV in upper respiratory tract infection to lower respiratory tract infection, duration of RV shedding in HSCT subjects, and proportion with hospitalization and hospitalization time.

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

For a description of recent accounting policies and the impact on our financial statements, refer to Note 2 in the condensed consolidated financial statements.

Results of Operations for the Three months ended December 31, 2016 and December 31, 2015

Summary. For the three months ended December 31, 2016, we reported a net loss of $9.1 million, as compared to a net loss of $6.5 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.24 for the three month period ended December 31, 2016, as compared to a basic and diluted net loss per share of $0.17 in the same period of 2015. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue increased to $3.8 million for the three month period ended December 31, 2016 from $1.7 million in the same period in 2015 mainly due to the recognition in the 2016 period of non-cash royalty revenue related to the sale of certain royalty rights for Inavir® in Japan to HealthCare Royalty Partners III, L.P. in April 2016. The following table summarizes the key components of our revenue for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
	(in millions)
Royalty revenue - Relenza®	$1.5	$1.0
- Inavir®	-	0.7
Non-cash royalty revenue related to the sale of future royalties	2.3	-
Total revenue	$3.8	$1.7

Research and Development Expense. Research and development expense increased to $10.2 million for the three months ended December 31, 2016 from $6.3 million for the same period in 2015. The following table summarizes the components of our research and development expense for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31,
	(in millions)
	2016	2015

Direct preclinical, clinical and product development expenses	$9.0	$5.1
Salaries, benefits and share-based compensation expenses	1.1	1.0
Depreciation and facility related expenses	0.1	0.2
Total research and development expense	$10.2	$6.3

Direct preclinical, clinical and product development expense increased largely due to clinical and manufacturing costs associated with the Phase 2a challenge trial for BTA585, continuing costs for the Phase 2b SPIRITUS clinical trial for vapendavir, and clinical and chemistry expenses for BTA074 for the Phase 2 clinical trial that was initiated in February 2016.

General and Administrative Expense. General and administrative expense was $2.1 million for both the three months ended December 31, 2016 and the same period in 2015. The following table summarizes the components of our general and administrative expense for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31,
	(in millions)
	2016	2015

Salaries, benefits and share-based compensation expenses	$1.1	$1.1
Professional and legal fees expenses	0.4	0.4
Other expenses	0.6	0.6
Total general and administrative expense	$2.1	$2.1

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a gain of $0.2 million in December 31, 2015 to a loss of $0.1 million for three months ended December 31, 2016. The negative impact on foreign exchange on our statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

Results of Operations for the Six months ended December 31, 2016 and December 31, 2015

Summary. For the six months ended December 31, 2016, we reported a net loss of $19.1 million, as compared to a net loss of $13.2 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.49 for the six month period ended December 31, 2016, as compared to a basic and diluted net loss per share of $0.34 in the same period of 2015. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue increased to $3.9 million for the three month period ended December 31, 2016 from $3.4 million in the same period in 2015 mainly due to the recognition in the 2016 period of non-cash royalty revenue related to the sale of certain royalty rights for Inavir® in Japan to HealthCare Royalty Partners III, L.P. in April 2016. The following table summarizes the key components of our revenue for the six months ended December 31, 2016 and 2015.

	Six Months Ended December 31,
	2016	2015
	(in millions)
Royalty revenue - Relenza®	$1.6	$2.7
- Inavir®	-	0.7
Non-cash royalty revenue related to the sale of future royalties	2.3	-
Total revenue	$3.9	$3.4

Research and Development Expense. Research and development expense increased to $17.8 million for the six months ended December 31, 2016 from $11.8 million for the same period in 2015. The following table summarizes the components of our research and development expense for the six months ended December 31, 2016 and 2015.

	Six Months Ended December 31,
	(in millions)
	2016	2015

Direct preclinical, clinical and product development expenses	$15.4	$9.4
Salaries, benefits and share-based compensation expenses	2.2	1.9
Depreciation and facility related expenses	0.2	0.5
Total research and development expense	$17.8	$11.8

Direct preclinical, clinical and product development expense increased largely due to clinical and manufacturing costs associated with the Phase 2a challenge trial for BTA585, continuing costs for the Phase 2b SPIRITUS clinical trial for vapendavir, and clinical and chemistry expenses for BTA074 for the Phase 2 clinical trial that was initiated in February 2016.

General and Administrative Expense. General and administrative expense was $4.3 million for the six months ended December 31, 2016 compared to $4.4 million for the same period in 2015. The following table summarizes the components of our general and administrative expense for the six months ended December 31, 2016 and 2015.

	Six Months Ended December 31,
	(in millions)
	2016	2015

Salaries, benefits and share-based compensation expenses	$2.0	$2.5
Professional and legal fees expenses	1.1	0.6
Other expenses	1.2	1.3
Total general and administrative expense	$4.3	$4.4

Salaries, benefits and share-based compensation decreased primarily due to a reduction in administrative personnel. Professional and legal fees expenses increased due to timing of audit and tax fees incurred compared to the same period in the prior year.

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a loss of $0.5 million in December 31, 2015 to no impact for the six months ended December 31, 2016. The positive impact on foreign exchange on our statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound and Australian Dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

 LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2016, cash and cash equivalents decreased by $11.6 million. This decrease was primarily the result of our operating activities, offset in part by the maturity of short term investments.

Net cash used by operating activities was $19.7 million for the six months ended December 31, 2016, which reflected our net loss during the period of $19.1 million, net non-cash adjustments of $0.5 million, a net increase in operating assets of $1.5 million, offset by the net increase in operating liabilities of $1.4 million.  Non-cash adjustments consist of $2.3 million in non-cash royalty income offset by $0.9 million in non-cash interest expense and $0.9 million in share-based compensation expense.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses. The net change in operating assets reflects a $0.1 million increase in prepaid expenses and $1.4 million increase in accounts receivable, which is largely related to royalty income, offset by a $1.4 million increase in accounts payable and accrued expenses.

Net cash provided by investing activities during the six months ended December 31, 2016 consisted of the maturity of $16.6 million of investments, partially offset by the purchase of $8.4 million of investments.

At December 31, 2016, our cash, cash equivalents and investments totaled $49.2 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term investments consist primarily of certificates of deposit and highly-rated corporate securities.

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

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents and investments of approximately $49.2 million, as well as our accounts receivable as of December 31, 2016, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months.

We have an At-The-Market ("ATM") facility in place, which may allow us to quickly access the equity capital markets if we think it is prudent to do so and if market conditions allow. However, we currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from revenue from existing royalty-bearing arrangements. Therefore, in order to meet our anticipated liquidity needs beyond 12 months to support the development of our product candidates, or possibly sooner in the event we enter into other transactions or revise our strategy or development plans, we may need to raise or secure additional capital. If we do, we would expect to do so primarily through the sale of additional common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset or debt financing, or any other financing arrangement. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy and plans, financial condition and results of operations. If adequate funds are not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more, if not all, of our research and development programs, or delay or curtail preclinical studies and clinical trials, or reduce our internal cost structure. If additional capital is not available to us on acceptable terms, we may need to obtain funds through license agreements, or collaborative or partner arrangements pursuant to which we will likely relinquish rights to certain product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and accompanying notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment. We have described below those risks that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10‑K for the fiscal year ended June 30, 2016.

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

Zanamivir, a neuraminidase inhibitor approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza® by GSK. Most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by us and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. On October 18, 2016, the United States Court of Appeals for the Federal Circuit affirmed the rejection of all pending claims of U.S. Patent Application No. 08/737,141. Accordingly, no future United States royalties beyond those previously committed will be owed by GSK.

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
●

removal of Directors from office at any time, but only by the affirmative vote of the holders of at least seventy-five (75%) of the voting power of all of the then-outstanding shares of capital stock of the corporation entitled to vote generally in the election of Directors;

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

Aviragen Therapeutics, Inc.

Date: February 6, 2017	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Colonnese
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Aviragen Therapeutics, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

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