Form 10-Q
period 2017-05-02
Aviragen Therapeutics, Inc.
filed 2017-05-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________  to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No    ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐     No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at May 8, 2017 was 38,649,237 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aviragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	March 31, 2017	June 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$11.8	$49.7
Short-term investments	25.8	19.3
Accounts receivable, net of allowance	6.6	0.7
Prepaid and other current assets	2.2	2.7
Total current assets	46.4	72.4
Non-current assets:
Property and equipment, net	0.3	0.3
Total assets	$46.7	$72.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.8	$3.9
Accrued expenses	3.0	3.6
Short-term note payable	0.3	0.4
Liability related to sale of future royalties, current portion	0.4	1.3
Total current liabilities	5.5	9.2
Non-current liabilities:
Long-term note payable, net of current portion	0.1	0.3
Liability related to sale of future royalties, net of current portion	16.7	16.8
Other long-term liabilities, net of current portion	0.2	0.2
Total liabilities	22.5	26.5

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.10 par value: 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,649,237 and 38,640,487 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	3.9	3.9
Additional paid-in capital	159.1	157.6
Accumulated other comprehensive income	19.0	19.0
Accumulated deficit	(157.8)	(134.3)
Total stockholders’ equity	24.2	46.2
Total liabilities and stockholders’ equity	$46.7	$72.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue:
Royalty revenue	$4.1	$5.3	$5.8	$8.8
Non-cash royalty revenue related to the sale of future royalties	0.8	-	3.0	-
Total revenue	4.9	5.3	8.8	8.8

Operating expense:
Research and development	6.8	8.5	24.6	20.4
General and administrative	1.8	2.3	6.0	6.7
Foreign exchange (gain) loss, net	0.1	(0.3)	0.1	0.2
Total operating expense	8.7	10.5	30.7	27.3
Loss from operations	(3.8)	(5.2)	(21.9)	(18.5)
Other (expense) income:
Non-cash interest expense on liability related to sale of future royalties	(0.5)	-	(1.4)	-
Interest income	0.1	-	0.1	0.1
Total other (expense) income	(0.4)	-	(1.3)	0.1

Loss before tax	(4.2)	(5.2)	(23.2)	(18.4)
Income tax expense	0.2	-	0.3	-
Net loss	$(4.4)	$(5.2)	$(23.5)	$(18.4)

Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.61)	$(0.48)

Basic and diluted weighted-average shares outstanding	38,647,487	38,640,254	38,642,786	38,633,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2016	38,640,487	$3.9	$157.6	$(134.3)	$19.0	$46.2
Net loss	-	-	-	(23.5)	-	(23.5)
Common stock issued	8,750	-	-	-	-	-
Share-based compensation	-	-	1.5	-	-	1.5
Balances at March 31, 2017	38,649,237	$3.9	$159.1	$(157.8)	$19.0	$24.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Nine Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(23.5)	$(18.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1.4	1.6
Non-cash interest expense related to sale of future royalties	1.4	-
Non-cash royalty revenue related to sale of future royalties	(3.0)	-

Change in operating assets and liabilities:
Accounts receivables	(5.2)	2.5
Prepaid expenses and other current assets	0.5	(0.8)
Accounts payable and accrued expenses	(2.8)	(0.1)

Net cash used in operating activities	(31.2)	(15.2)

Cash flows from investing activities:
Purchases of short and long-term investments	(26.8)	(13.5)
Maturity of short-term investments	20.3	14.9
Purchases of property and equipment	-	(0.1)

Net cash (used in) provided by investing activities	(6.5)	1.3

Cash flows from financing activities:
Payment on note payable	(0.2)	(0.2)

Net cash used in financing activities	(0.2)	(0.2)

Decrease in cash and cash equivalents	(37.9)	(14.1)
Cash and cash equivalents at beginning of period	49.7	44.7

Cash and cash equivalents at end of period	$11.8	$30.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

 1)      Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (RV) upper respiratory infections; BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections; and BTA074, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11. We also have preclinical RSV non-fusion inhibitor program that we believe complements our F-protein inhibitor BTA585. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

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

In April 2017, the Company announced that it plans to explore a wide range of strategic alternatives that include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement the Company’s current pipeline and could maximize both near and long-term value for its shareholders. The Company has retained Stifel, Nicolaus & Company, Incorporated to serve as its financial advisor in the process. During the strategic alternatives process, the Company plans to continue to finance its operations with its existing cash. The Company’s ability to continue to support its operations is dependent, in the near-term, upon managing its cash resources (including royalty revenue received under existing licenses) as it continues with its ongoing clinical development activities. Aviragen does not have a defined timeline for the exploration of strategic alternatives and there can be no assurance that the process will result in any strategic alternative being announced or consummated. Aviragen does not intend to discuss or disclose further developments during this process unless and until its Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

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

Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2017. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

The Company’s significant accounting policies have not changed since June 30, 2016, except as described below in Recently Adopted Accounting Standards.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09 - Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payments, including the accounting for employer tax withholding on share-based compensation, forfeitures and the financial statement presentation of excess tax benefits and deficiencies. The ASU also clarifies the statement of cash flows presentation for certain components of share-based awards.

The Company has elected to early adopt ASU 2016-09 for the three months ended March 31, 2017 using a modified retrospective approach, effective as if adopted the first day of the fiscal year, July 1, 2016. As a result of the adoption, the Company made an accounting policy election to account for forfeitures as they occur. The impact of the change in accounting policy has been recorded as a $0.1 million cumulative effect adjustment as a decrease to the Company’s accumulated deficit and an increase to additional paid-in capital as of January 1, 2017 to reflect actual forfeitures versus the previously-estimated forfeiture rate.

The amendments within the ASU related to the recognition of excess tax benefits and deficiencies and tax withholding requirements were adopted prospectively, with no impact to prior periods in the Statement of Stockholder's Equity.

Recently Issued Accounting Standards

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
(for the period ended March 31, 2017)

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

		Quoted Prices in	Significant
		Active Markets	Other	Significant
(in millions)		for Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$7.4	$7.4	$—	$—
Short-term investments available-for-sale	25.8	—	25.8	—
Total	$33.2	$7.4	$25.8	$—

		Quoted Prices in	Significant
		Active Markets	Other	Significant
(in millions)		for Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2016	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$1.5	$1.5	$—	$—
Short-term investments available-for-sale	19.3	10.0	9.3	—
Total	$20.8	$11.5	$9.3	$—

Cash equivalents consist primarily of money market funds. Short-term investments consist of certificates of deposit, corporate securities, U.S. Treasury securities and U.S. agency securities, classified as available-for-sale and have maturities less than 365 days from the date of acquisition.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

The following table shows the unrealized gains and losses and fair values for those investments as of March 31, 2017 and June 30, 2016 aggregated by major security type:

(in millions)		Unrealized	Unrealized
March 31, 2017	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$7.4	$-	$-	$7.4
Corporate notes	19.8	-	-	19.8
Commercial paper	5.0	-	-	5.0
Certificates of deposit	1.0	-	-	1.0
Total	$33.2	$-	$-	$33.2

(in millions)		Unrealized	Unrealized
June 30, 2016	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$1.5	$—	$—	$1.5
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	2.9	0.1	—	3.0
Certificates of deposit	7.3	—	—	7.3
Total	$20.7	$0.1	$—	$20.8

As of March 31, 2017, the Company had no investments in an unrealized gain (loss) position. As of June 30, 2016, the Company had investments in an unrealized gain position. The Company determined that the unrealized gains on these investments were temporary in nature and expected the security to mature at its stated maturity principal. All available-for-sale securities held at March 31, 2017, will mature within a one year period. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at March 31, 2017 and June 30, 2016. The fair value of the Company’s short-term note payable, which is measured using Level 2 inputs, approximates book value, at March 31, 2017 and June 30, 2016.

(4)    Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	March 31, 2017	June 30, 2016

Professional fees	$0.4	$0.1
Salary and benefits	0.4	0.6
Research and development expenses	2.2	2.2
Other accrued expenses	-	0.7
Total accrued expenses and other liabilities	$3.0	$3.6

(5)	Liabilities Related to Sale of Future Royalties

In April 2016, the Company sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in the Japanese market, for $20 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. As of March 31, 2017 and June 30, 2016, the amount receivable from Daiichi Sankyo related to the HCRP transaction was $0.8 million and $0.2 million, respectively, which has been included in “Accounts Receivable” in the accompanying condensed consolidated balance sheets.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

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

The following table shows the activity within the liability account during the nine months ended March 31, 2017:

in millions
Total Liability related to sale of future royalties, June 30, 2016	$18.1
Non-cash royalty revenue paid to HCRP	(2.4)
Non-cash interest expense recognized	1.4
Total Liability related to sale of future royalties, March 31, 2017	$17.1

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

The following tables set forth the computation of historical basic and diluted net loss per share.

	Three Months Ended March 31,
	2017	2016

Net loss (in millions)	$(4.4)	$(5.2)
Weighted-average shares outstanding	38,647,487	38,640,254
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,647,487	38,640,254
Basic net loss per share	$(0.11)	$(0.14)
Diluted net loss per share	$(0.11)	$(0.14)
Number of anti-dilutive share-based awards excluded from computation	6,635,527	4,639,959

	Nine Months Ended March 31,
	2017	2016

Net loss (in millions)	$(23.5)	$(18.4)
Weighted-average shares outstanding	38,642,786	38,633,786
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,642,786	38,633,786
Basic net loss per share	$(0.61)	$(0.48)
Diluted net loss per share	$(0.61)	$(0.48)
Number of anti-dilutive share-based awards excluded from computation	6,635,527	4,639,959

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

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

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended March 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$1.1	$1.7
- Inavir®	3.0	3.6
Non-cash royalty revenue related to the sale of future royalties	0.8	-
Total revenue	$4.9	$5.3

	Nine Months Ended March 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$2.7	$4.5
- Inavir®	3.1	4.3
Non-cash royalty revenue related to the sale of future royalties	3.0	-
Total revenue	$8.8	$8.8

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

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

(8)   Share-based Compensation

For the three month period ended March 31, 2017 and 2016, the Company recorded share-based compensation expense related to grants from equity incentive plans of $0.5 million and $0.5 million, respectively. For the nine month period ended March 31, 2017 and 2016, the Company recorded share-based compensation expense related to grants from equity incentive plans of $1.4 million and $1.6 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the three month and nine month periods ended March 31, 2017 and 2016.

Stock Options

The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted-average risk-free interest rate	1.27%	1.10%	1.19%	1.50%
Dividend yield	—	—	—	—
Expected weighted-average volatility	.65	.76	.71	.75
Expected weighted-average life of options (years)	2.0	6.0	4.2	4.5
Weighted-average fair value of options granted	$0.24	$0.88	$0.58	$1.34

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

A summary of the Company’s outstanding stock option activity for the nine months ended March 31, 2017 is as follows:

	Number of Stock Options	Weighted Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value($000)
			(In Years)
Outstanding at June 30, 2016	4,751,423	$4.07		-
Granted	2,392,000	1.02
Exercised	—	—
Forfeited	(337,193)	2.35
Expired	(170,703)	4.46
Outstanding at March 31, 2017	6,635,527	$3.05	7.5	$-

The total intrinsic value of stock options exercised during the three month period ended March 31, 2017 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the period ended March 31, 2017)

The following tables summarize information relating to outstanding and exercisable options as of March 31, 2017:

			March 31, 2017
			Outstanding
			Weighted Average			Exercisable
			Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices			Stock Options	Contractual Life	Exercise Price	Stock Options	Exercise Price
				(In Years)
$0.65	—	$1.21	1,082,000	9.99	$0.65	0	$0.00
$1.30	—	$1.95	1,684,167	9.28	1.38	37,217	1.76
$2.02	—	$3.98	2,468,750	6.42	2.47	1,295,566	2.49
$4.05	—	$34.86	1,400,610	5.33	7.93	1,354,360	8.03
			6,635,527	7.50	$3.05	2,687,143	5.27

As of March 31, 2017 there was $2.4 million of unrecognized share-based compensation expense related to all unvested share-based awards. This balance is expected to be recognized over a weighted-average period of approximately 1.6 years.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our expectations as to when enrollment will be completed and top-line safety and efficacy data for BTA074 are expected;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●	the number of months that our current cash, cash equivalents, investments and anticipated future proceeds from existing royalty-bearing licenses will allow us to operate;
●

a wide range of strategic alternatives that the Company plans to explore that may include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement the Company’s current pipeline;

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration (“FDA”) or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of the Company’s clinical development programs at any time for a lack of safety, efficacy, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the Company's ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of its product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; the Company’s ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; the Company’s ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; the Company’s ability to maintain, protect or defend its proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; potential employee resignations on short notice; provisions in certificate of incorporation, bylaws and laws of Delaware containing provisions that could delay or discourage a change in control of the Company; the success of our strategic alternatives exploration process and other cautionary statements contained elsewhere in this Quarterly Report on Form10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the U.S. Securities and Exchange Commission on September 13, 2016.

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

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and nine months ended March 31, 2017, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (RV) upper respiratory infections; BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections; and BTA074, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11. We also have preclinical RSV non-fusion inhibitor program that we believe complements our F-protein inhibitor BTA585.

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

In April 2017, we announced that we plan to explore a wide range of strategic alternatives that include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement our current pipeline and could maximize both near and long-term value for our shareholders. We have retained Stifel, Nicolaus & Company, Incorporated to serve as our financial advisor in the process. During the strategic alternatives process, we plan to continue to finance our operations with its existing cash. The Company’s ability to continue to support its operations is dependent, in the near-term, upon managing its cash resources (including royalty revenue received under existing licenses) as we continue with our ongoing clinical development activities. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

Recent Clinical Highlights and Updates

Strategic Review Process. The Company is actively engaged, with the assistance of its financial advisor, Stifel, Nicolaus & Company, Incorporated, in evaluating a wide range of strategic alternatives that include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement the Company's pipeline.

BTA074. The Phase 2 trial of BTA074, a topical antiviral treatment for condyloma caused by human papillomavirus (HPV), is ongoing with completion of enrollment in the 210 patient trial anticipated in the second half of 2017. Top-line safety and efficacy data are expected in the first half of 2018.

Vapendavir. On February 13, 2017 the Company announced top-line data from its Phase 2b SPIRITUS trial, a multi-center, randomized, double-blind, placebo controlled, dose-ranging study of vapendavir in moderate to severe asthmatics with a rhinovirus (RV) infection. Vapendavir did not demonstrate a statistically significant reduction in the primary endpoint, asthma control questionnaire-6 (ACQ-6) at day 14 compared to placebo; however, Vapendavir did demonstrate an antiviral effect and clinical benefit in subjects dosed within 24 hours of symptom onset, consistent with that observed in earlier clinical trials with the drug. The Company is working with several key opinion leaders in evaluating a potential clinical development path for the drug based on the consistent antiviral effect observed in all of its Phase 2 clinical studies, and its favorable safety profile.

RSV Programs. On February 1, 2017 the Company announced top-line data from its double-blind, placebo-controlled Phase 2a study of BTA585 in adults challenged intranasally with respiratory syncytial virus (RSV). The data indicate there was not a significant reduction in the primary endpoint, which was viral load. The overall safety profile of BTA585 was favorable and consistent across treatment groups. The Company continues to progress non-clinical activities in support of its response to the U.S. Food and Drug Administration regarding the clinical hold on BTA585 for the treatment of respiratory syncytial virus (RSV) infections. In addition the Company is making progress in identifying several compounds for its non-nucleoside inhibitor program in the same indication.

Overhead Expense. The Company has reduced its headcount by approximately 25% and has taken several additional steps to preserve cash during the strategic review process.

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

Results of Operations for the Three months ended March 31, 2017 and March 31, 2016

Summary. For the three months ended March 31, 2017, we reported a net loss of $4.4 million, as compared to a net loss of $5.2 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.11 for the three month period ended March 31, 2017, as compared to a basic and diluted net loss per share of $0.14 in the same period of 2016. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $4.9 million for the three month period ended March 31, 2017 from $5.3 million in the same period in 2016 mainly due to a $0.6 million decrease in Relenza® royalties which was partially offset by a $0.2 million increase in Inavir® royalties. Of the total $3.8 million Inavir royalties earned for the three months ended March 31, 2017, $0.8 million are related to the sale of certain royalty rights to HealthCare Royalty Partners III, L.P. (HCRP) in April 2016 and will be passed through to HCRP. These are accounted for as non-cash royalty revenue in the condensed consolidated statement of operations. The following table summarizes the key components of our revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$1.1	$1.7
- Inavir®	3.0	3.6
Non-cash royalty revenue related to the sale of future royalties	0.8	-
Total revenue	$4.9	$5.3

Research and Development Expense. Research and development expense decreased to $6.8 million for the three months ended March 31, 2017 from $8.5 million for the same period in 2016. The following table summarizes the components of our research and development expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	(in millions)
	2017	2016

Direct preclinical, clinical and product development expenses	$5.9	$7.1
Salaries, benefits and share-based compensation expenses	0.8	1.1
Depreciation and facility related expenses	0.1	0.3
Total research and development expense	$6.8	$8.5

Direct preclinical, clinical and product development expense decreased largely due to reduced clinical trial activity and manufacturing costs, as two of our three Phase 2 clinical trials came to a close, and reductions in overhead during the period.

General and Administrative Expense. General and administrative expense decreased to $1.8 million for the three months ended March 31, 2017 from $2.3 million for the same period in 2016. The following table summarizes the components of our general and administrative expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	(in millions)
	2017	2016

Salaries, benefits and share-based compensation expenses	$1.0	$1.2
Professional and legal fees expenses	0.3	0.3
Other expenses	0.5	0.8
Total general and administrative expense	$1.8	$2.3

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a gain of $0.3 million in March 31, 2016 to a loss of $0.1 million for three months ended March 31, 2017. The negative impact on foreign exchange on our condensed consolidated statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound and Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

Results of Operations for the Nine months ended March 31, 2017 and March 31, 2016

Summary. For the nine months ended March 31, 2017, we reported a net loss of $23.5 million, as compared to a net loss of $18.4 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.61 for the nine month period ended March 31, 2017, as compared to a basic and diluted net loss per share of $0.48 in the same period of 2016. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue was $8.8 million for both the nine month periods ended March 31, 2017 and 2016. Relenza® royalty revenue for the nine months ended March 31, 2017 decreased while Inavir® revenue increased compared to the same period in 2016. Of the total $6.1 million Inavir royalties earned for the nine months ended March 31, 2017, $3.0 million are related to the sale of certain royalty rights to HCRP in April 2016 and will be passed through to HCRP. These are accounted for as non-cash royalty revenue in the condensed consolidated statement of operations. The following table summarizes the key components of our revenue for the nine months ended March 31, 2017 and 2016.

	Nine Months Ended March 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$2.7	$4.5
- Inavir®	3.1	4.3
Non-cash royalty revenue related to the sale of future royalties	3.0	-
Total revenue	$8.8	$8.8

Research and Development Expense. Research and development expense increased to $24.6 million for the nine months ended March 31, 2017 from $20.4 million for the same period in 2016. The following table summarizes the components of our research and development expense for the nine months ended March 31, 2017 and 2016.

	Nine Months Ended March 31,
	(in millions)
	2017	2016

Direct preclinical, clinical and product development expenses	$21.5	$16.5
Salaries, benefits and share-based compensation expenses	2.8	3.1
Depreciation and facility related expenses	0.3	0.8
Total research and development expense	$24.6	$20.4

Direct preclinical, clinical and product development expense increased largely due to clinical and manufacturing costs associated with the Phase 2a challenge trial for BTA585, the Phase 2b SPIRITUS clinical trial for vapendavir, and clinical and chemistry expenses for BTA074 for the Phase 2 clinical trial that was initiated in February 2016.

General and Administrative Expense. General and administrative expense was $6.0 million for the nine months ended March 31, 2017 compared to $6.7 million for the same period in 2016. The following table summarizes the components of our general and administrative expense for the nine months ended March 31, 2017 and 2016.

	Nine Months Ended March 31,
	(in millions)
	2017	2016

Salaries, benefits and share-based compensation expenses	$3.0	$3.7
Professional and legal fees expenses	1.2	0.9
Other expenses	1.8	2.1
Total general and administrative expense	$6.0	$6.7

Salaries, benefits and share-based compensation decreased primarily due to a reduction in administrative personnel. Professional and legal fees expenses increased due to timing of fees incurred compared to the same period in the prior year.

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a loss of $0.2 million in March 31, 2016 to a loss of $0.1 million for the nine months ended March 31, 2017. The positive impact on foreign exchange on our condensed consolidated statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound and Australian Dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

 LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2017, cash and cash equivalents decreased by $37.9 million. This decrease was primarily the result of our operating activities and purchases of short-term investments.

Net cash used by operating activities was $31.2 million for the nine months ended March 31, 2017, which reflected our net loss during the period of $23.5 million, net non-cash adjustments of $0.2 million, a net increase in operating assets of $4.7 million and a net decrease in operating liabilities of $2.8 million. Non-cash adjustments consist of $3.0 million in non-cash royalty income, offset by $1.4 million in non-cash interest expense and $1.4 million in share-based compensation expense.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses. The net change in operating assets reflects a $0.5 million decrease in prepaid expenses and $5.2 million increase in trade accounts receivable, which is largely related to royalty income, and a $2.8 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities during the nine months ended March 31, 2017 consisted of the purchase of $26.8 million of investments, partially offset by the maturity of $20.3 million of investments.

At March 31, 2017, our cash, cash equivalents and investments totaled $37.6 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term investments consist primarily of certificates of deposit and highly-rated corporate securities.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents and investments of approximately $37.6 million and our accounts receivable as of March 31, 2017, which includes $3.0 million in Relenza royalties and $2.8 million in Inavir royalties that will be retained by the Company, will enable us to operate for a period of at least 12 months.

We have an ATM facility in place, which may allow us to quickly access the equity capital markets if we think it is prudent to do so and if market conditions allow. However, we currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from revenue from existing royalty-bearing arrangements.

In April 2017, we announced that we plan to explore a wide range of strategic alternatives that include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement our current pipeline and could maximize both near and long-term value for our shareholders. We have retained Stifel, Nicolaus & Company, Incorporated to serve as our financial advisor in the process. During the strategic alternatives process, we plan to continue to finance our operations with its existing cash. The Company’s ability to continue to support its operations is dependent, in the near-term, upon managing its cash resources (including royalty revenue received under existing licenses) as we continue with our ongoing clinical development activities. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our exploration of strategic alternatives process may not be successful.

In April 2017, we engaged Stifel, Nicolaus and Company, Incorporated (“Stifel”) as our advisor to assist with the exploration of strategic alternatives.  Stifel is providing a range of advisory services aimed to enhance stockholder value.  The alternatives to be considered may include, but are not limited to, the potential for a business combination or strategic merger, in-licensing clinical stage programs, an acquisition or other strategic transactions.  We have and expect to continue to devote substantial time and resources to exploring strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

Furthermore, we may acquire additional businesses, products or product candidates that complement or augment our existing business. Integrating any newly acquired business, product or product candidate could be expensive and time-consuming. We may not be able to integrate any acquired business, product or product candidate successfully. Our future financial performance will depend, in part, on our ability to manage any future growth effectively and our ability to integrate any acquired businesses.

If no transactions with respect to potential business alternatives are identified and completed, our board of directors may decide to pursue a dissolution and liquidation of our company. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock may be delayed in receiving any payout or may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of our company.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

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

Aviragen Therapeutics, Inc.

Date: May 8, 2017	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Colonnese
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed
10.1	Employee Stock Option Grant Form	X

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

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