Form 10-K
period 2017-06-30
Aviragen Therapeutics, Inc.
filed 2017-09-01
CIK 72444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price on December 31, 2016 was approximately $47.1 million.

Number of shares of Common Stock outstanding as of September 1, 2017: 38,649,237. The common stock is listed on the NASDAQ Global Select Market (trading symbol “AVIR”)

Documents incorporated by reference:

Portions of the definitive Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

ITEM 1.	BUSINESS

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. These forward-looking statements are principally contained in the sections entitled “Item 1-Business”, “Item 2-Properties” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but may appear elsewhere. All statements other than those of historical facts contained herein are forward looking statements, which reflect our current expectations and assumptions about the future. Forward looking statements involve known and unknown risks and uncertainties that may cause actual future results, performance, achievements or events to be materially different from any results, performance, achievements or events expressed or implied by the forward-looking statements. In general, you can identify forward-looking statements by terms such as, but not limited to, “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “continue,” “target,” “likely” or “possible,” as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:

●	our expectations as to when enrollment will be completed and top-line safety and efficacy data for BTA074 are expected;
●	our preclinical respiratory syncytial virus (“RSV”) non-fusion inhibitor program;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our strategy for utilization of our resources including research and development resources;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●	the number of months that our current cash, cash equivalents and anticipated future proceeds from existing royalty-bearing licenses will allow us to operate; and
●

a wide range of strategic alternatives that the Company plans to explore that may include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement the Company’s current pipeline;

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration (“FDA”) or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of our clinical development programs at any time for a lack of safety, efficacy, tolerability, antiviral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; our ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which we rely to assist in the design, development, implementation and execution of the clinical and preclinical development of all our product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of our product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; our ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; our ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; our ability to maintain, protect or defend our proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; potential employee resignations on short notice; provisions in our certificate of incorporation, bylaws and laws of Delaware containing provisions that could delay or discourage a change in control of us; the success of our Strategic Review (hereinafter defined) and other cautionary statements contained elsewhere in this Form 10-K. There may be events in the future that we are unable to predict accurately, or over which we have no control. You should read this Form 10-K, as well as the documents that we reference herein and that have been filed or incorporated by reference as exhibits, completely and with the understanding that our actual future results may be materially different from our expectations. Our business, financial condition, results of operations, and prospects may change. We undertake no obligation to update these forward-looking statements, unless we are required by law. We qualify all of the information presented in this Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

Aviragen® is a registered trademark of Aviragen Therapeutics, Inc., Relenza® is a registered trademark of GlaxoSmithKline plc, Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd, and TwinCaps® is a registered trademark of Hovione FarmaCiencia SA.

References to “we,” “us,” and “our” refer to Aviragen Therapeutics, Inc. and its subsidiaries.

Our Business

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: BTA074, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (RV) upper respiratory infections; and BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections. We also have a preclinical RSV non-fusion inhibitor program.

In April 2017, we engaged Stifel, Nicolaus and Company, Incorporated (“Stifel”) as our advisor to assist with the exploration of strategic alternatives (the “Strategic Review”). Stifel is providing a range of advisory services aimed to enhance stockholder value. The alternatives to be considered may include, but are not limited to, the potential for a business combination or strategic merger, in-licensing clinical stage programs, an acquisition or other strategic transactions. We have and expect to continue to devote substantial time and resources to exploring strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

Our Pipeline

The following chart summarizes key information regarding our antiviral product candidates:

Preclinical
Phase 1
Phase 2
Phase 3
Marketed
HUMAN PAPILLOMAVIRUS 6 & 11
BTA074 – CT4 Study in patients with condyloma
AVIRAGEN THERAPEUTICS
HUMAN RHINOVIRUS
Vapendavir – Capsid Inhibitor
AVIRAGEN THERAPEUTICS
RESPIRATORY SYNCYTIAL VIRUS
BTA585 (enzaplatovir) – Fusion Inhibitor
AVIRAGEN THERAPEUTICS
Non-Fusion Inhibitor
AVIRAGEN THERAPEUTICS
INFLUENZA
Laninamivir Octanoate
Daiichi Sankyo
AVIRAGEN THERAPEUTICS
Zanamivir (Relenza®)
GlaxoSmithKline
gsk
Laninamivir Octanoate (Inavir®)
Daiichi Sankyo

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

Genital warts, also referred to as anogenital warts or condyloma, are the most commonly identified pathology caused by genital HPVs. Genital warts are sexually transmitted, with a high rate of transmission and significant psychosocial morbidity. Genital warts are one of the most common viral sexually transmitted disease (“STD”) worldwide. It is one of the most frequent STDs diagnosed among genitourinary medicine (“GUM”) clinics and accounts for more frequent visits to general practitioners or GUM clinics than those for genital herpes. In 2013, the Centers for Disease Control and Prevention ("CDC") estimated that in the U.S. there were more than 400,000 visits to physicians’ offices related to genital warts.

Currently, no approved HPV-specific direct acting antiviral drugs exist to treat genital warts. Existing treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies, such as podophyllotoxin, sinecatechins, and imiquimod. Imiquimod directly activates innate immune cells through toll-like receptor 7, resulting in production of cytokines. Treatment choice depends on the morphology, number, and distribution of warts and patient preference. Significant failure and relapse rates, often as much as 20-30% or more have been reported for all of these existing treatments. Further, all existing therapies are associated with local skin reactions including itching, burning, erosions and pain. Therefore, despite the existence of marketed prophylactic vaccines, effective therapies against pathologies caused by HPV6 and HPV11 are still needed.

BTA074

BTA074 is in development for the treatment of genital warts caused by HPV. BTA074 is a potent and selective inhibitor of the interaction between two viral proteins from HPV6 and HPV11, E1 and E2, an interaction that is an essential step for HPV DNA replication and thus, viral production and pathogenesis. This inhibition results from the binding of BTA074 to the E2 protein (Kd=168 nM). BTA074 is a first-in-class directing acting antiviral specific to HPV and possesses new mechanism of action that can be exploited to treat infections caused by HPV types 6 & 11. BTA074 was selected for clinical development among more than 1200 unique compounds tested. BTA074 was developed by combining chemo-informatics modeling and in cellulo screening of E1/E2 protein-protein interactions. These studies showed that BTA074 inhibits the HPV6 and HPV11 E1/E2 interaction or HPV DNA replication in cellulo with an IC50 of 0.5-1 M. The IC50 represents the concentration of a drug that is required for 50% inhibition of a biological process. Moreover, BTA074 is highly selective for low-risk types HPV 6 and HPV 11, since it does not inhibit replication of HPV 18 or E1/E2 protein interactions of other HPVs.

BTA074 Clinical Trials

Phase 2. The ongoing Phase 2 trial we initiated in February 2016 is intended to further validate BTA074’s favorable local skin tolerability profile and antiviral activity. The trial is designed as a double-blind placebo controlled, randomized, Phase 2 study the primary objective of which is to assess the safety, tolerability, pharmacokinetics and efficacy of twice daily topical treatments of BTA074 5% gel for up to 16 weeks in approximately 210 genital warts patients. A primary efficacy endpoint is to determine the complete clearance rate for baseline genital warts lesions after twice daily application of BTA074 5% gel or placebo from baseline week 0 visit to the completion of the treatment. The Phase 2 trial is ongoing with completion of enrollment anticipated in the fourth quarter of calendar year 2017. Top-line safety and efficacy data are expected in the second quarter of calendar year 2018.

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

Human Rhinovirus (“HRV”)

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

Vapendavir (BTA798)

We are developing vapendavir (BTA798), a potent antiviral capsid binder that is designed to bind to a highly conserved pocket in the HRV capsid and interfere with receptor binding and/or related early steps in the infectious cycle. Vapendavir is a potent inhibitor of picornaviruses and has been shown to inhibit the replication of a wide range of HRV serotypes and the replication of a majority of recent HRV clinical isolates in tissue culture assays. The median EC50 value for vapendavir against the 100 HRV serotypes is a potent 5.8 ng/mL (15.2 nM). The EC50 represents the concentration of drug that is required for 50% inhibition of viral replication in vitro. Vapendavir has also demonstrated antiviral activity against other clinically relevant enteroviruses (“EV”) including EV-71 and poliovirus types 1, 2 and 3.

Vapendavir (BTA798) Clinical Trials

Phase 2b SPIRITUS Trial. In February 2017, the Company announced top-line data from its Phase 2b SPIRITUS trial, a multi-center, randomized, double-blind, placebo controlled, dose-ranging study of vapendavir in 454 moderate to severe asthmatics with a rhinovirus infection. Vapendavir did not demonstrate a statistically significant reduction in the primary endpoint, asthma control questionnaire-6 (ACQ-6) at day 14 compared to placebo; however, Vapendavir did demonstrate an antiviral effect and clinical benefit in subjects dosed within 24 hours of symptom onset, consistent with that observed in earlier clinical trials with the drug. The Company is working with several key opinion leaders in evaluating a potential clinical development path for the drug based on the consistent antiviral effect observed in all of its Phase 2 clinical studies and its favorable safety profile.

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

Phase 2. In 2012, we completed a 300-patient, multicenter, randomized, double-blind, placebo-controlled study of vapendavir in adults with mild to moderate asthma that had a symptomatic HRV infection. The primary objective of the study was to determine the efficacy of vapendavir on symptoms of presumptive HRV infection in asthmatic adults, as measured by the WURSS-21 severity scores. Vapendavir was dosed at 264 mg twice daily for six days. The study was conducted over two HRV seasons (18 months) and 155 subjects in the vapendavir arm and 145 subjects in the placebo group were randomized into the study. The trial successfully met its primary endpoint, which was a reduction of cold symptoms based on the WURSS-21 severity score averaged over days two through day four. The mean daily reduction in WURSS-21 severity score averaged over days two to four was significantly greater in the vapendavir treated group compared to the placebo group (least square mean difference: -4.01, p = 0.020). Vapendavir was generally tolerated and most treatment-related adverse events were of mild intensity, with moderate treatment-related events reported in 2.3% of subjects. No SAE’s occurred during the study.

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

Respiratory Syncytial Virus (“RSV”)

RSV, a member of the Paramyxoviridae family of viruses, is a major cause of acute upper and lower respiratory tract infections in infants, young children, and adults. Datamonitor, an independent research provider, estimates that approximately 18 million people are infected annually with RSV in the seven major markets worldwide, including over 9 million children under the age of four, 5.5 million elderly, and 3 million adults with underlying disease. About 900,000 of these individuals are hospitalized for their RSV infection. These infections are particularly problematic in infants, as approximately 91,000 are hospitalized with RSV infection in the U.S. in any given year. RSV infections are also responsible for 40% to 50% of hospitalizations for pediatric bronchiolitis and 25% of hospitalizations for pediatric pneumonia. In addition to pediatric patients, elderly patients with cardiac or pulmonary conditions and adults that have received a hematopoietic stem cell transplant are at an increased risk for severe RSV infection. The overall magnitude of hospitalizations makes RSV a costly disease, although mortality is low.

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

BTA585 (enzaplatovir)

Our lead compound, BTA585, is a potent, non-cytotoxic and selective inhibitor of the RSV F protein. Data from studies investigating the mechanism of BTA585 antiviral activity, including analysis of RSV resistance mutants, support the conclusion that BTA585 inhibits the function of the RSV F protein. Therefore, BTA585 exerts its antiviral activity by interfering with the earliest stage of infection by inhibiting the attachment and/or fusion of the virus to the host cell. BTA585 is equally active against both RSV A and B subtypes but has no known activity against other pathogenic viruses. When tested in vitro against a panel of RSV A & B clinical isolates, BTA585 was found to be potent with an average EC50 =138nM.

BTA585 Clinical Trials

The double-blind, placebo-controlled, Phase 2a trial initiated in April 2016 in the U.K. was designed to evaluate the safety, pharmacokinetics, and antiviral activity of orally dosed BTA585 in healthy volunteers challenged intranasally with RSV-A Memphis 37b. Following intranasal inoculation with RSV, and a positive test for RSV or five days after challenge, approximately 60 healthy adults were randomized to receive either BTA585 400 mg BID, BTA585 600 mg BID, or placebo, dosed twice daily for seven days and monitored for 28 days.

In February 2017, the Company announced top-line data from its double-blind, placebo-controlled Phase 2a study of BTA585 in adults challenged intranasally with RSV. The data indicated there was not a significant reduction in the primary endpoint, which was change in AUC viral load (copies/mL*hours) from first dose of study drug through study day 12. The overall safety profile of BTA585 was favorable and consistent across treatment groups. Further analysis of the pharmacokinetic/pharmadynamic results from patients in the trial suggested that the systemic concentration of BTA585 was not sustained above the EC90 for the challenge RSV-A strain Memphis 37b over the duration of dosing period potentially contributing to sub-therapeutic antiviral levels.

During the Phase 2a trial, in May 2016, we announced a voluntary delay in enrollment due to the receipt of a lab result from one subject showing an increase of a cardiac enzyme level coupled with transient ECG changes, which led to a hospitalization of less than 24 hours for observation and assessment. The subject's ECGs normalized in the clinic prior to hospitalization and the cardiac enzyme levels returned to baseline shortly thereafter. Furthermore, a cardiac MRI was normal with no evidence of functional deficit or ongoing cardiac condition. After a review of the subject’s data, the MHRA agreed to allow enrollment to resume in order to complete the higher dose level cohort. We also reported that subsequent to the submission of the requisite safety report of this event to the FDA, we received communication from the FDA that the investigational new drug application (“IND”) for BTA585 had been placed on clinical hold for future studies being conducted in the U.S. under the IND. In the first half of calendar 2017, the Company had completed the requested non-clinical studies requested by the FDA to support a response to the clinical hold, but has subsequently put all activities related to the BTA585 program on hold until completion of the Company’s Strategic Review process.

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

Non-Fusion RSV Inhibitors

In July 2016, we entered into an exclusive, worldwide license and sponsored research agreement with Georgia State University Research Foundation (“GSURF”) to jointly develop and commercialize RSV replication inhibitors discovered by Professor Richard Plemper and his team in the Institute for Biomedical Sciences (“IBMS”) at Georgia State University. We believe that RSV replication inhibitors could be useful as a stand-alone treatment or potentially in combination therapy with BTA585 or other RSV therapies for the treatment of patients infected with RSV. We have commenced research activities using medicinal chemistry to synthesize and potentially identify compounds that have biological activity in screening models of RSV replication inhibition.

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

Our Strategy

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. In the near-term we intend to employ the following strategy:

●

Focus our resources on the clinical development of our topical antiviral product BTA074 for the treatment of genital warts caused by HPV types 6 & 11 as well as continue preclinical activities related to the RSV non-fusion program. More specifically, over the next 12 months we intend to:

●	File an investigational new drug application to the FDA for BTA074;

●	Complete enrollment in Phase 2 BTA074 CT4 study and report top-line data from the trial; and

●	Continue research activities to identify a potent, bioavailable, non-fusion RSV clinical candidate.

Research and Development

Our research and development expense in fiscal 2017 and 2016 was $28.3 million and $26.3 million, respectively. In fiscal 2018, we plan to focus our research and development resources primarily on (i) the clinical development of BTA074, and (ii) conduct screening, lead-optimization, and preclinical studies on several series of RSV non-fusion inhibitors.

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

Manufacturing

We currently do not own or operate any facilities in which we can formulate, manufacture, fill or package our product candidates. We rely on a group of contract manufacturers to produce our drug substance and to fill and package the materials required to conduct clinical trials under current good manufacturing practices, (“cGMP”). Currently, we have no plans to own or operate such facilities. If an existing contract manufacturer fails to deliver on schedule, or at all, or fails to manufacture our material in accordance with their or our specifications and/or FDA regulations, it could significantly delay or interrupt the development or commercialization of our product candidates and affect our operating results and estimated development timelines. We have used contract manufacturers to produce all of the clinical trial material used in the preclinical studies and clinical trials we have conducted to-date.

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

Currently, there no approved HPV-specific direct acting anti-viral drugs to treat genital warts. Treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies such as podophyllotoxin (Condylox®; Actavis), sinecatechins (Veregen®; Fougera Pharmaceuticals, Inc.), and imiquimod (Zyclara®, Aldara®; Valeant). We are aware that there are compounds under clinical development to treat genital warts, including Novan’s SB206 and Cassiopea’s CB-06-02. We anticipate that BTA074, if successfully developed, would directly compete with the patient-applied topical treatments for genital warts. We believe key differentiating features of BTA074 could be its mechanism of action, favorable local skin tolerability, efficacy, and lower reoccurrence rate. Three prophylactic vaccines, primarily designed to prevent cervical, vulvar, vaginal, and anal cancers, are currently marketed: a bivalent HPV16/18 vaccine (Cervarix®; GSK), quadrivalent HPV16/18/6/11 (Gardasil®; Merck) and the 9-valent HPV 6/11/16/18/33/52/58 (Gardasil®9; Merck). Gardasil® 9 is indicated for females aged 9 through 26 and males aged 9 through 15, to prevent various HPV related cancers and genital warts in both sexes. Gardasil®, Gardasil® 9, and Cervarix® are not known to exhibit a therapeutic effect on existing HPV lesions.

Currently, there are no approved direct-acting antiviral drugs to treat HRV infections. However, our vapendavir product candidate, if successfully developed, would indirectly compete with drugs approved to reduce the incidence of exacerbations or improve lung function in patients with asthma and COPD, such as fluticasone propionate (Advair®), tiotoprium bromide (Spiriva®), fluticasone furoate/vilanterol (Breo Ellipta®), and roflumilast (Daliresp®). In addition to these approved drugs, there are compounds in the clinical development stage that if successfully developed for the treatment of HRV infections could compete with vapendavir.

Effective treatments of RSV infections in pediatrics, the elderly, and the immunocompromised are very limited. Currently, only Virazole® (ribavirin) is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. We are aware that there are compounds are under development to treat RSV infections, including Gilead’s presatovir, Johnson & Johnson’s JJ-53718678 (ALS-8176), Ablynx’s ALX-0171 and Ark Biosciences’ AK0529. The only approved drug for the prevention of RSV infections in high risk infants is MedImmune’s palivizumab (Synagis®), a monoclonal antibody. There are several vaccines and antibody products designed to prevent RSV infections in clinical development. Among the clinical stage product candidates in development are Novavax’s RSV F vaccine, GSK’s GSK3003898A vaccine, GSK’s GSK3389245A vaccine, Bavarian Nordic’s BN® RSV vaccine, MedImmune’s MEDI ÄM2-2 vaccine and MedImmune’s monoclonal antibody MEDI8897.

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

Zanamivir, a neuraminidase inhibitor (“NI”) approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza® by GSK. Most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by us and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. On October 18, 2016, the United States Court of Appeals for the Federal Circuit affirmed the rejection of all pending claims of U.S. Patent Application No. 08/737,141. Accordingly, no future United States royalties will be owed by GSK.

LANI, a long acting NI for the treatment and prevention of influenza A and B, is currently marketed as Inavir® in Japan by Daiichi-Sankyo. The patent relating to the structure of LANI expires in 2017 in the U.S., the EU and Japan, although the product has received patent term extension in Japan until 2021 for treatment and 2022 for prevention. The patent relating to hydrates and the crystalline form of LANI actually used in the product expires in 2021 (not including extensions) in the U.S. and EU and in 2024 in Japan. In February 2015, a patent containing claims relevant to the manufacture of Inavir® was issued in Japan and expires in December 2029. The dry-powder inhaler device patent portfolio, which includes TwinCaps®, is owned by Hovione International Limited (“Hovione”) and is exclusively licensed to us and Daiichi Sankyo worldwide for the prevention and treatment of influenza and other influenza-like viral infections. These patents will expire in 2029 in the U.S., and in 2027 in the EU and Japan.

BTA074 is a direct-acting antiviral we are developing as a treatment for genital warts caused by HPV 6 and 11. The patent containing composition of matter claims expires in the U.S. in 2029, without extensions. A U.S. patent with claims to method of use has been issued and will expire in 2033, without extensions.

Vapendavir is an oral antiviral picornavirus capsid binder we are currently developing to treat HRV infections. We exclusively own the vapendavir patent portfolio, and issued claims under this portfolio will begin to expire in some countries in December 2021, not including extensions. Claims from patents related to a compound comprising an anhydrous crystalline free base form of vapendavir and the preferred commercialization form of vapendavir have been allowed in the United States and other countries and extend intellectual property to 2034, without extensions.

We also own a patent portfolio focused on developing several series of oral antivirals for RSV. Issued patent claims covering the composition of matter for BTA585 will begin to expire in 2031, without extensions.

Patent Term Restoration/Extension and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval for the intended use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term, or extension, of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. Subject to certain limitations, the patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a new drug application (“NDA”) plus the time between the submission date of an NDA and the approval of that application, up to a total of five years. Only one patent applicable to an approved drug is eligible for the extension. The application for such extension must be submitted prior to the expiration of the patent and within 60 days of the drug’s approval. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, we may apply for restoration of patent term for one or more of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

In March 2009, we entered into a commercialization agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo obtained exclusive marketing rights in Japan for long acting NIs, including LANI, covered by the 2003 collaboration and license agreement between the parties. In consideration for these rights, Daiichi Sankyo agreed to pay us a royalty rate equal to 4% on net sales in Japan. In September 2010, LANI (Inavir®) was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children.

In April 2016, we entered into a definitive agreement and received a cash payment of $20 million from HealthCare Royalty Partners III, L.P. (“HCRP”) in exchange for a portion of our royalty rights related to Inavir®.

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

●	the development and demonstration of manufacturing processes that conform to FDA-mandated cGMPs; and
●	the submission to, and review and approval by, the FDA of a NDA prior to any commercial sale or shipment of a product.

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

In March 2010, the ACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Implementation of the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The ACA, among other things, established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government's comparative effectiveness research. Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. There is currently uncertainty with respect to the impact any such challenges and amendments may have and any resulting changes may take time to unfold, which could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA.

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

European Union (“EU”) member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products with a new active substance indicated for the treatment of certain diseases and products designated as orphan medicinal products and optional for those products which are highly innovative or for which a centralized process is in the interest of patients. The decentralized procedure of approval provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials (draft summary of product characteristics, draft labeling and package leaflet) to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

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

Employees

As of June 30, 2017, we had 16 full-time employees, seven of whom were engaged in research and development, and nine of whom were engaged in corporate, administration, finance, and business development activities. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that we maintain satisfactory relations with our employees.

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

Clinical trials are risky, lengthy and expensive. We incur substantial expense for, and devote significant time and resources to, preclinical testing and clinical trials, yet cannot be certain that these tests and trials will demonstrate that a product candidate is effective and well-tolerated, or will ever support its approval and commercial sale. For example, clinical trials require adequate supplies of clinical trial material and sufficient patient enrollment to power the study. Delays in patient enrollment can result in increased costs and longer development times. Even if we, or a licensee or collaborator, if applicable, successfully complete clinical trials for our product candidates, we or they might not file the required regulatory submissions in a timely manner and may not receive marketing approval for the product candidate. We cannot assure you that any of our product candidates will successfully progress further through the drug development process, or ultimately will result in an approved and commercially viable product.

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

Currently, there are no approved direct-acting antiviral drugs to treat HRV infections. However, if ever approved, our vapendavir product candidate would indirectly compete with drugs approved to reduce the incidence of exacerbations or improve lung function in patients with asthma and COPD, such as fluticasone propionate (Advair®), tiotoprium bromide (Spiriva®), fluticasone furoate/vilanterol (Breo Ellipta®), and roflumilast (Daliresp®). In addition to these approved drugs, there are compounds at the clinical development stage that if successfully developed for the treatment of HRV infections could compete with vapendavir in the future.

Currently there no approved HPV-specific direct acting anti-viral drugs to treat genital warts. Treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies such as podophyllotoxin (Condylox®; Actavis), sinecatechins (Veregen®; Fougera Pharmaceuticals, Inc.), and imiquimod (Zyclara®, Aldara®; Valeant). We are aware that there are compounds under clinical development to treat genital warts, including Novan’s SB206 and Cassiopea’s CB-06-02. We anticipate that BTA074, if successfully developed, would directly compete with the patient-applied topical treatments for genital warts. We believe key differentiating features of BTA074 could be its mechanism of action, favorable local skin tolerability, efficacy, and lower reoccurrence rate. Three prophylactic vaccines, primarily designed to prevent cervical, vulvar, vaginal, and anal cancers, are currently marketed: a bivalent HPV16/18 vaccine (Cervarix®; GSK), quadrivalent HPV16/18/6/11 (Gardasil®; Merck) and the 9-valent HPV 6/11/16/18/33/52/58 (Gardasil®9; Merck). Gardasil® 9 is indicated for females aged 9 through 26 and males aged 9 through 15, to prevent various HPV related cancers and genital warts in both sexes. Gardasil®, Gardasil® 9, and Cervarix® are not known to exhibit a therapeutic effect on existing HPV lesions.

Effective treatments of RSV infections in pediatrics, the elderly, and the immunocompromised are very limited. Currently, only Virazole® (ribavirin) is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. We are aware that the following compounds are under development to treat RSV infections: Gilead’s presatovir, Johnson & Johnson’s JJ-53718678 (ALS-8176), Ablynx’s ALX-0171 and Ark Biosciences’ AK0529. The only approved drug for the prevention of RSV infections in high risk infants is MedImmune’s palivizumab (Synagis®), a monoclonal antibody. There are several vaccines and antibody products designed to prevent RSV infections in clinical development. Among the clinical stage product candidates in development are Novavax’s RSV F vaccine, GSK’s GSK3003898A vaccine, GSK’s GSK3389245A vaccine, Bavarian Nordic’s BN® RSV vaccine, MedImmune’s MEDI ÄM2-2 vaccine and MedImmune’s monoclonal antibody MEDI8897.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive marketing approval for, or commercialize our product candidates, including, but not limited to:

●

communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials, or placing the development of a product candidate on clinical hold or delaying the next phase of development until questions or issues are satisfactorily resolved, including performing additional studies to answer their queries;

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

In May 2016, during the conduct of the Phase 2a RSV challenge trial we announced a voluntary delay in enrollment due to the receipt of a lab result from one subject showing an increase of a cardiac enzyme level coupled with transient ECG changes, which led to a hospitalization of less than 24 hours for observation and assessment. The subject's ECGs normalized in the clinic prior to hospitalization and the cardiac enzyme levels returned to baseline shortly thereafter. Furthermore, a cardiac MRI was normal with no evidence of functional deficit or ongoing cardiac condition. After a review of the subject’s data, the MHRA agreed to allow enrollment to resume in order to complete the higher dose level cohort. We also reported that subsequent to the submission of the requisite safety report of this event to the FDA, we received communication from the FDA that the investigational new drug application (“IND”) for BTA585 has been placed on clinical hold for future studies conducted in the U.S. under the IND. In the first half of 2017, the Company completed the requested non-clinical studies requested by the FDA to support a response to the clinical hold, but has subsequently put all activities related to the BTA585 program on hold until completion of the Company’s Strategic Review. If the FDA does not agree to lift the clinical hold on BTA585, the viability of BTA585 as a commercial product is subject to doubt, and it would be unlikely that we would continue the development of BTA585.

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

A majority of the potential revenue from existing and any future licenses and collaborations we may enter into will likely consist of contingent milestone payments, such as payments received for achieving development or regulatory milestones, and royalties payable on the sales of approved products. Milestone and royalty revenues that we may receive under these licenses and collaborations will depend primarily upon our licensee’s or collaborator’s ability to successfully develop and commercialize our product candidates. In addition, our licensees or collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly or closely involved in the development or commercialization of our product candidates that are subject to licenses or collaborations and, accordingly, we will depend largely on our licensees or collaborators to develop or commercialize our product candidates. Our licensees may encounter competition from new products entering the market, which could adversely affect our royalty income. Our licensees or collaborators may fail to develop or effectively commercialize our product candidates because they:

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

We currently earn royalty revenue from the net sales of Relenza® and Inavir®, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of our licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. Our licensees may encounter competition from new products entering the market, which could adversely affect our royalty income. In addition, most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan.  Further, we sold a portion of our Inavir® royalties to HCRP in April 2016.  We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

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

Our employees, representatives or agents may engage in any fraud or other improper activities, including those related to:

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

Zanamivir, a neuraminidase inhibitor approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza® by GSK. Most of our Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by us and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. On October 18, 2016, the United States Court of Appeals for the Federal Circuit affirmed the rejection of all pending claims of U.S. Patent Application No. 08/737,141 related to zanamivir. Accordingly, no future United States royalties will be owed by GSK.

LANI, a long acting NI for the treatment and prevention of influenza A and B, is currently marketed as Inavir® in Japan by Daiichi-Sankyo. The patent relating to the structure of LANI expires in 2017 in the U.S., the EU and Japan, although the product has received patent term extension in Japan until 2021 for treatment and 2022 for prevention. The patent relating to hydrates and the crystalline form of LANI actually used in the product expires in 2021 (not including extensions) in the U.S. and EU and in 2024 in Japan. In February 2015, a patent containing claims relevant to the manufacture of Inavir® was issued in Japan and expires in December 2029. The dry-powder inhaler device patent portfolio, which includes TwinCaps®, is owned by Hovione International Limited (“Hovione”) and is exclusively licensed to us and Daiichi Sankyo worldwide for the prevention and treatment of influenza and other influenza-like viral infections. These patents will expire in 2029 in the U.S., and in 2027 in the EU and Japan.

Vapendavir is an oral antiviral picornavirus capsid binder we are currently developing to treat HRV infections. We exclusively own the vapendavir patent portfolio, and issued claims under this portfolio will begin to expire in some countries in December 2021, not including extensions. Claims from patents related to a compound comprising an anhydrous crystalline free base form of vapendavir and the preferred commercialization form of vapendavir have been allowed in the United States and other countries and extend intellectual property to 2034 without extensions.

BTA074 is a direct-acting antiviral we are developing as a topical treatment for genital warts caused by HPV 6 and 11. The patent containing composition of matter claims expires in the U.S. in 2029 without extensions. A U.S. patent with claims to method of use have issued and expire in 2033 without extensions.

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

As a company that is publicly-traded on NASDAQ, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing requirements of NASDAQ. Further, Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, management must perform system and process evaluation and testing of our internal control over financial reporting to assess the effectiveness of our internal control over financial reporting. This testing is expensive and requires the attention of our limited management resources. The various financial reporting, legal, corporate governance and other obligations associated with being a company that is publicly traded on NASDAQ in the U.S. require us to incur significant expenditures and place additional demands and requirements on our board of directors (“Board of Directors”), executive officers, and other administrative, operational and financial personnel and resources. If we are unable to comply with these requirements in a timely and effective manner, we and/or our executive officers may be subject to sanctions by the SEC. We expect that we will continue to incur additional expenses as a result of being a company that is publicly traded on NASDAQ.

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

●	the results of our Strategic Review;
●	our cash resources and rate of expenditures;
●	the approval or commercialization of new products by us or our competitors, and the disclosure thereof;
●	novel scientific innovations by us or our competitors;
●	rumors relating to us or our competitors;
●	public concern about the safety or tolerability of our products, product candidates, or similar classes of compounds;
●	litigation to which we may become subject;
●	actual or anticipated variations in our quarterly or annual revenue or operating results;
●	changes in general conditions or trends in the biotechnology and pharmaceutical industries;
●	changes in drug reimbursement rates or government policies related to such reimbursement;
●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	new regulatory legislation adopted in the U.S. or abroad;
●	changes in patent legislation in the U.S. or abroad;
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

The price of our common stock does not meet the requirements for continued listing on The NASDAQ Global Select Market or The NASDAQ Capital Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of NASDAQ’s markets require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. As previously reported, on March 28, 2017, we received a notice from the staff (the “Staff”) of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with The NASDAQ Global Select Market’s listing rules, we were afforded 180 calendar days, or until September 25, 2017, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days. If we do not regain compliance with Rule 5550(a)(2) by September 25, 2017, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market except for the bid price requirement, and will need to provide written notice of its intention to cure its deficiency during the second compliance period, whereupon our common stock would commence trading on the NASDAQ Capital Market for this period. If we meet these criteria, the staff will notify us that we have been granted an additional 180 calendar day compliance period. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, NASDAQ would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant the request for continued listing. Delisting from The NASDAQ Capital Market could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.

In order to develop our product candidates and support our operations beyond 12 months from the date of this report, we may need to raise additional capital. Such capital may not be available to us on acceptable terms, if at all, which could materially harm our financial condition, business and business prospects.

We believe that our existing cash, cash equivalents and investments of $38.6 million and our accounts receivable balance as of June 30, 2017, along with the anticipated proceeds from our existing royalty-bearing licenses for Relenza® and Inavir® will enable us to operate for a period of at least 12 months from the date of this report. This estimate assumes that we pursue our current strategy and continue the development of our existing product candidates. This estimate does not include the impact of any other significant transaction or change in our strategy or development plans in the near-future. We currently do not have any commitments for additional future funding, nor do we anticipate that we will generate any significant incremental revenue from the sale of any of our product candidates in the foreseeable future. Therefore, in order to meet our anticipated liquidity needs beyond twelve months to continue the development of our product candidates, or possibly sooner in the event we enter into other transactions, change our strategy or accelerate our development plans, we may need to secure additional capital. In the event we need to raise additional capital we expect to raise it primarily through the sale of our common stock or other equity securities, as well as through proceeds from future licensing agreements, strategic collaborations, forms of asset and debt financing, or any other financing vehicle we may enter into in the future. Funds from these sources may not be available to us on acceptable terms, if at all, and our failure to raise such funds could have a material adverse impact on our future business strategy, plans, financial condition and results of operations. If adequate capital is not available to us on acceptable terms in the future, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or delay or curtail our preclinical studies and clinical trials. If additional capital is not available to us on acceptable terms, we may also need to obtain funds through license or collaborative arrangements, pursuant to which we would likely relinquish potentially valuable rights to certain of our product candidates that we might otherwise choose to develop or commercialize independently, or be forced to enter into such arrangements earlier than we would prefer, which would likely result in less favorable transaction terms. Additional equity financings may be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and restrictive covenants that restrict how we operate our business.

The timing and extent of our future financing needs are uncertain and will depend on many factors, some of which are very difficult to predict or may be beyond our control, including:

●	the variability of future royalty revenue we may receive and retain under our existing royalty-bearing license agreements;
●	the development timelines and plans for our product candidates, including any changes to those timelines, plans or our strategy;
●	the variability, timing and costs associated with conducting clinical trials for our product candidates, the rate of enrollment in such clinical trials, and the results of these clinical trials;
●	the variability, timing and costs associated with conducting preclinical studies, and the results of these studies;
●	the cost of scaling up, formulating and manufacturing preclinical and clinical trial materials to evaluate our product candidates;
●	whether we receive regulatory approval to advance the clinical development of our product candidates in a timely manner, if at all;
●	the cost and time to obtain regulatory approvals required to advance the development of our product candidates;
●	the scope and size of our research and development efforts;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish in the future;
●	the cost to maintain a corporate infrastructure to support being a company that is publicly traded in the U.S. on NASDAQ; and
●	the cost of filing, prosecuting, and enforcing patent and other intellectual property claims.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our CROs and other contractors or consultants are vulnerable to damage from cyber security breaches, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data for our product candidates from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Moreover, breaches of our systems, which may give access to material non-public information about our operations or financial position prior to its public dissemination, could result in people trading in our stock with advance notice of this information, which could adversely affect trading by other stockholders.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol “AVIR.” On August 29, 2017, we had 6,731 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table shows the range of high and low sales prices for our common stock for each completed fiscal quarter since June 30, 2015.

	Price

Fiscal year ended June 30, 2017	High	Low
First Quarter	$2.00	$1.29
Second Quarter	1.90	1.14
Third Quarter	1.50	0.56
Fourth Quarter	0.79	0.43
Fiscal year ended June 30, 2016
First Quarter	2.66	1.70
Second Quarter	2.31	1.73
Third Quarter	2.27	1.23
Fourth Quarter	1.99	1.32

Securities Authorized for Issuance under Equity Compensation Plans

For certain information concerning securities authorized for issuance under our 2016 Equity Incentive Plan, see Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Issuer Purchases of Equity Securities

There were no stock repurchases or other purchases of equity securities by the Company during the fourth quarter ended June 30, 2017.

ITEM 6.	As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: BTA074, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (RV) upper respiratory infections; and BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections; and. We also have a preclinical RSV non-fusion inhibitor program that we believe complements our fusion protein inhibitor BTA585.

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

In April 2017, we announced that we plan to explore a wide range of strategic alternatives that include a business combination or strategic merger, in-licensing clinical stage programs, an acquisition, or other transaction that would complement our current pipeline and could maximize both near and long-term value for our shareholders (the “Strategic Review”). We have retained Stifel to serve as our financial advisor in the process. During the Strategic Review, we plan to continue to finance our operations with its existing cash. Our ability to continue to support our operations is dependent, in the near-term, upon managing our cash resources (including royalty revenue received under existing licenses) as we continue with our ongoing clinical development activities. We do not have a defined timeline for the exploration of strategic alternatives and we can provide no assurance that the process will result in any strategic alternative being announced or consummated. We do not intend to discuss or disclose further developments during this process unless and until our Board of Directors has approved a specific action or otherwise determined that further disclosure is appropriate.

Recent Corporate Developments

BTA074. The Phase 2 trial of BTA074, a topical antiviral treatment for condyloma caused by human papillomavirus (HPV), is ongoing with completion of enrollment in the 210 patient trial anticipated in the fourth quarter of calendar year 2017. Top-line safety and efficacy data are expected in the second quarter of calendar year 2018.

Vapendavir. In February 2017, we announced top-line data from its Phase 2b SPIRITUS trial, a multi-center, randomized, double-blind, placebo controlled, dose-ranging study of vapendavir in moderate to severe asthmatics with a rhinovirus infection. Vapendavir did not demonstrate a statistically significant reduction in the primary endpoint, asthma control questionnaire-6 (ACQ-6) at day 14 compared to placebo; however, Vapendavir did demonstrate an antiviral effect and clinical benefit in subjects dosed within 24 hours of symptom onset, consistent with that observed in earlier clinical trials with the drug. The Company is working with several key opinion leaders in evaluating a potential clinical development path for the drug based on the consistent antiviral effect observed in all of its Phase 2 clinical studies, and its favorable safety profile.

RSV Programs. In February 2017, we announced top-line data from its double-blind, placebo-controlled Phase 2a study of BTA585 in adults challenged intranasally with RSV. The data indicate there was not a significant reduction in the primary endpoint, which was change in AUC viral load (copies/mL*hours) from first dose of study drug through study day 12. The overall safety profile of BTA585 was favorable and consistent across treatment groups. Further analysis of the pharmacokinetic/pharmadynamic results from patients in the trial suggested that the systemic concentration of BTA585 was not sustained above the EC90 for the challenge RSV-A strain Memphis 37b over the duration of dosing period potentially contributing to sub-therapeutic antiviral levels. In the first half of calendar 2017, we completed the requested non-clinical activities in support of a response to the FDA regarding the clinical hold, but have subsequently put all activities related to the BTA585 program on hold until completion of the Company’s Strategic Review.

In addition, we are making progress in identifying several compounds for our RSV non-fusion inhibitor program in the same indication.

Overhead Expense. We have reduced our headcount by approximately 25% and have taken several additional steps to preserve cash during the Strategic Review process.

Financial Operations Overview

Revenue. We have historically generated revenue primarily from royalty payments. Revenues are earned when the underlying service is rendered and all contingencies have been satisfied. Revenue for royalties is recognized when the net sales of the underlying product by the relevant third party, including actual or estimated returns within the royalty period based on agreement, are determinable. In fiscal 2017, our royalty revenues were lower than in fiscal 2016, due to the sale of a portion of the royalty rights of Inavir® during fiscal 2016 and due to the fact that most of our Relenza® issued patents have expired with the only substantial remaining intellectual property related to the Relenza® patent portfolio scheduled to expire in July 2019 in Japan.

Research and Development Expense. Research and development expense represents the cost of activities associated with the discovery, preclinical development, and clinical development of our product candidates. These costs include, but are not limited to, fees paid to third-party service providers in connection with conducting external preclinical studies and clinical trials, monitoring, accumulating and evaluating the related preclinical and clinical data; salaries and personnel-related expenses for our internal staff, including benefits and share-based compensation; the cost to develop, formulate and manufacture product candidates; external research and chemistry, and consulting fees; license expenses and sponsored research fees paid to third parties; outsourced cost of specialized information systems to evaluate and monitor our programs; depreciation; and facility costs. Research and development costs are expensed as incurred.

We anticipate that our research and development expense will decrease in fiscal 2018, as compared to 2017, primarily based on the fact that we currently have only one clinical trial expected to be ongoing in that timeframe: the continuation of our Phase 2 CT4 clinical trial for BTA074 for the treatment of genital warts. Due to the early stage nature of our programs, our research and development expense may be highly variable in future periods depending on the results and timing of these activities. From time-to-time, we will make determinations as to how much funding or resources to direct to these programs in response to their scientific, clinical and regulatory status, anticipated market opportunity and the availability of capital to fund our programs.

A discussion of the risks and uncertainties associated with the development of our existing or future product candidates, is set forth in the “Risk Factors” section of this Form 10-K.

General and Administrative Expense. General and administrative expense reflects the costs incurred to manage and support our research and development activities, operations, contracts, and status as a publicly-traded company. General and administrative expense consists primarily of salaries and personnel-related expenses, including share-based compensation for personnel in executive, finance, information technology, business development and human resources functions. Other significant costs include professional fees for legal, auditing, tax, and consulting services, insurance premiums, other expenses incurred as a result of being a company that is publicly traded, depreciation and facility expenses. In fiscal 2018, we anticipate our general and administrative expense to decrease compared to our 2017 levels.

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

Other Income (Expense). Other income (expense) includes non-cash interest expense on the liability related to the sale of future royalties to HCRP in April 2016 and interest income, which consists of interest earned on our cash and investments.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties. In April 2016, we sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo in the Japanese market, for $20 million to HCRP. Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. We have no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of the agreement. The sum of the pass through amounts less the net proceeds we received will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HCRP’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

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

Share-Based Compensation. We use the Black-Scholes method to estimate the value of stock options granted to employees and directors. This valuation methodology utilizes several key assumptions, including the average closing stock price on the grant date, expected volatility of the Company’s stock price, risk-free rates of return and expected dividend yield. Our time-based awards are issued with graded vesting. The compensation cost of these graded vesting awards is recognized using the straight-line method. Forfeitures are accounted for as they occur.

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

The Company has elected to early adopt ASU 2016-09 for the year ended June 30, 2017 using a modified retrospective approach, effective as if adopted the first day of the fiscal year, July 1, 2016. As a result of the adoption, the Company made an accounting policy election to account for forfeitures as they occur. The impact of the change in accounting policy has been recorded as a $0.1 million cumulative effect adjustment as an increase to the Company’s retained earnings and a decrease to additional paid-in capital as of January 1, 2017 to reflect actual forfeitures versus the previously-estimated forfeiture rate.

The amendments within the ASU related to the recognition of excess tax benefits and deficiencies and tax withholding requirements were adopted prospectively, with no impact to prior periods.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company adopted the standard for the fiscal year ended June 30, 2017, with no material impact on the Company’s consolidated financial statements.

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

Results of Operations

Fiscal Years Ended June 30, 2017 and 2016

Summary. For the fiscal year ended June 30, 2017, we reported a net loss of $29.4 million as compared to a net loss of $25.4 million for the prior fiscal year ended June 30, 2016. Basic and diluted net loss per share was $0.76 for the fiscal year ended June 30, 2017, as compared to a basic and diluted net loss per share of $0.66 for the fiscal year ended June 30, 2016. We expect to incur losses for the foreseeable future as we intend to support the clinical and preclinical development of our product candidates. The following commentary provides details underlying changes from the last fiscal year in the major line items of our statement of operations:

Revenue. Revenue decreased to $8.9 million for the fiscal year ended 2017 from $9.3 million in 2016. The following table summarizes the key components of our revenue in the fiscal years ended June 30, 2017 and 2016:

	Fiscal Year Ended June 30,

	2017	2016

	(in millions)
Royalty revenue – Relenza®	$2.5	$4.8
– Inavir®	3.2	4.3
Non-cash royalty revenue related to sale of future royalties to HCRP	3.2	0.2
Total revenue	$8.9	$9.3

Royalty revenue decreased primarily due to lower royalty-eligible worldwide sales of Relenza® in fiscal 2017 compared to fiscal 2016. In April 2016, we sold certain royalty rights related to the approved product Inavir® in the Japanese market for $20 million to HCRP. This transaction was accounted for as a liability and is amortized using the interest method over the life of the arrangement. As a result of this accounting, even though we did not retain the related royalties under the transaction as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Research and Development Expense. Research and development expense increased to $28.3 million in fiscal 2017 from $26.3 million in fiscal 2016. The following table summarizes the components of our research and development expense for the fiscal years ended June 30, 2017 and 2016:

	Fiscal Year Ended June 30,

	2017	2016

	(in millions)
Direct preclinical, clinical and product development expenses	$23.6	$21.2
Salaries, benefits and share-based compensation expenses	4.4	4.0
Other expenses	0.2	0.8
Depreciation and facility related expenses	0.1	0.3
Total research and development expense	$28.3	$26.3

Direct preclinical, clinical and product development expense increased largely due to clinical and manufacturing costs associated with the Phase 2a challenge trial for BTA585, the Phase 2b SPIRITUS clinical trial for vapendavir, and clinical and chemistry expenses for BTA074 for the Phase 2 clinical trial that was initiated in February 2016. Salaries, benefits and share-based compensation increased due to additional resources used during our active clinical trials. Depreciation and facility related expenses decreased primarily due to efforts to reduce overhead expense.

General and Administrative Expense. General and administrative expense remained the same in fiscal year 2017 and 2016. The following table summarizes the components of our general and administrative expense for the fiscal years ended June 30, 2017 and 2016:

	Fiscal Year Ended June 30,

	2017	2016

	(in millions)
Salaries, benefits and share-based compensation expenses	$4.0	$4.6
Professional and legal fees expenses	1.7	1.0
Other expenses	2.3	2.4
Total general and administrative expense	$8.0	$8.0

Salaries, benefits and share-based compensation and other expenses decreased primarily due to a reduction in bonus expense, stock compensation expense and relocation expenses compared to the prior year. Professional and legal expense and other expense increased primarily due to timing of services performed and accrued in fiscal year 2017 compared to fiscal 2016.

Foreign Exchange Loss. The impact of foreign exchange changed from a loss of $0.2 million in fiscal 2016 to a loss of $0.1 million in fiscal 2017. The current year loss of $0.1 million is due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound and Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception through June 30, 2017, we have funded our operations primarily with public offerings of equity securities and license fees, royalties, royalty monetization, research agreements, government contracts and grants.

At June 30, 2017, our cash, cash equivalents and investments were $38.6 million. Our cash and cash equivalents are generally held in a variety of interest-bearing short-term deposits with large U.S. banks, and our investments have an average maturity of less than one year.

Cash Flows

For the fiscal year ended June 30, 2017, cash and cash equivalents decreased by $32.0 million. This decrease was primarily the result of our operating activities, purchases of short-term investments and payments on our note payable.

Net cash used by operating activities was $30.0 million for the fiscal year ended June 30, 2017, which reflected our net loss during the period of $29.4 million, a net decrease in operating liabilities of $3.3 million, partially offset by net non-cash income of $0.6 million, and a net decrease in operating assets of $2.1 million. Non-cash adjustments primarily consist of $3.2 million in non-cash royalty revenue, offset by $1.8 million in non-cash interest expense and $1.9 million in share-based compensation expense.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses offset in part by our royalty revenues. The net changes in operating assets and liabilities primarily reflects a $3.3 million decrease in accounts payable and accrued expense due to reduced clinical trial activity, partially offset by a $2.0 million decrease in prepaid expenses, also due to reduced clinical trial activity.

Net cash used in investing activities during the fiscal year ended June 30, 2017 consisted of the purchase of $36.3 million of investments, offset in part by the maturity of $34.7 million of investments.

Net cash used in financing activities during the fiscal year ended June 30, 2017 consisted of $0.4 million for payment on a note payable.

At June 30, 2017, our cash and cash equivalents totaled $17.7 million, not including our short-term investments of $20.9 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term investments consist primarily of U.S. treasury securities, U.S. government agency securities, certificates of deposit and investment-grade corporate securities.

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

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents and investments of approximately $38.6 million, as well as our accounts receivables as of June 30, 2017, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months from the date of the issuance of this report.

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

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commitments

We have entered into an operating lease for our corporate office in Alpharetta, Georgia through February 2021. The total annual rent expense under this lease is approximately $0.3 million. As of June 30, 2017, future payments under this non-cancellable operating lease total $1.1 million and payments are $0.3 million for each of the fiscal years 2018, 2019, and 2020 and $0.2 million for fiscal year 2021. Contractual obligations do not include any amounts or payments related to development, regulatory, or commercialization milestones on our product candidates, as the payments are contingent on the achievement of these milestones, which have not occurred.

ITEM 7A.	As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, management and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived, operated, tested and monitored, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K. In making this assessment, management used the criteria set forth in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on their assessment, management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on the COSO criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections labeled “Proposal 1 Election of Directors,” “Executive Officers,” and “Corporate Governance” in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

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

Incorporated by reference to the sections labeled “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the sections labeled “Principal Stockholders,” and “Executive Compensation” in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections labeled “Certain Relationships and Related Transactions” and “Corporate Governance” in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section labeled “Independent Registered Public Accountants” in an amendment to the Form 10-K or our definitive proxy statement to be filed within 120 days of the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are included on pages F-1 through F-18 attached hereto and are filed as part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

Not applicable

(a)(3) List of Exhibits Required by Item 601 of Regulation S-K

See Item 15(b) below.

(b) Exhibits

The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, Georgia on this 1st day of September 2017.

Aviragen Therapeutics, Inc.

By:	/s/ Joseph M. Patti, PhD

Joseph M. Patti
President and Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph M. Patti, PhD
Joseph M. Patti	President, Chief Executive Officer and Director (Principal Executive Officer)	September 1, 2017
/s/ Mark P. Colonnese
Mark P. Colonnese	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	September 1, 2017
/s/ Russell Plumb
Russell Plumb	Chairman and Director	September 1, 2017

/s/ Anne VanLent
Anne VanLent	Lead Director	September 1, 2017

/s/ Geoffrey F. Cox, PhD
Geoffrey F. Cox	Director	September 1, 2017

/s/ Armando Anido
Armando Anido	Director	September 1, 2017

/s/ John Richard
John Richard	Director	September 1, 2017
/s/ Michael Dougherty
Michael Dougherty	Director	September 1, 2017
/s/ Michael Dunne, M.D.
Michael Dunne	Director	September 1, 2017

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aviragen Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Aviragen Therapeutics, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviragen Therapeutics, Inc. at June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

September 1, 2017

Aviragen Therapeutics, Inc.

Consolidated Balance Sheets

(in millions, except share data)

	As of June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$17.7	$49.7
Other accounts receivable, net of allowance	0.6	0.7
Short-term investments	20.9	19.3
Prepaid expenses and other assets	0.7	2.7
Total current assets	39.9	72.4
Non-current assets:
Property and equipment, net	0.2	0.3
Total assets	$40.1	$72.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.4	$3.9
Accrued expenses and other current liabilities	2.9	3.6
Short-term note payable	0.2	0.4
Liability related to sale of future royalties, current portion	1.4	1.3
Total current liabilities	5.9	9.2
Long-term note payable, net of current portion	0.1	0.3
Liability related to sale of future royalties, net of current portion	15.3	16.8
Other long-term liabilities, net of current portion	0.1	0.2
Total liabilities	21.4	26.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.10 par value; 200,000,000 shares authorized; 38,649,237 shares and 38,640,487 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	3.9	3.9
Additional paid-in capital	159.6	157.6
Accumulated other comprehensive income	19.0	19.0
Accumulated deficit	(163.8)	(134.3)
Total stockholders’ equity	18.7	46.2
Total liabilities and stockholders’ equity	$40.1	$72.7

See accompanying notes to the consolidated financial statements

 Aviragen Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in millions)

	Fiscal Years Ended June 30,
	2017	2016

Revenue:
Royalty revenue	$5.7	$9.1
Non-cash royalty revenue related to the sale of future royalties	3.2	0.2
Total revenue	8.9	9.3
Operating expense:
Research and development	28.3	26.3
General and administrative	8.0	8.0
Foreign exchange loss	0.1	0.2
Total operating expense	36.4	34.5
Loss from operations	(27.5)	(25.2)
Other income (expense):
Non-cash interest expense on liability related to sale of future royalties	(1.8)	(0.3)
Other income	0.2	0.1
Total other expense	(1.6)	(0.2)
Loss before tax	(29.1)	(25.4)
Income tax expense	(0.3)	—
Net loss	$(29.4)	$(25.4)

Basic and diluted loss per share	$(0.76)	$(0.66)
Basic and diluted weighted average shares outstanding	38,644,395	38,635,452

Comprehensive loss:
Net loss	$(29.4)	$(25.4)
Change in fair value of available for sale investments	-	0.1
Total comprehensive loss	$(29.4)	$(25.3)

See accompanying notes to the consolidated financial statements

 Aviragen Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2015	38,609,086	$3.9	$155.6	$(108.9)	$18.9	$69.5
Change in fair value of investments	-	-	-	-	0.1	0.1
Net loss	-	-	-	(25.4)	-	(25.4)
Total Comprehensive loss						(25.3)

Restricted stock units issued, net	31,401	-	-	-	-	-
Share-based compensation	-	-	2.0	-	-	2.0
Balances at June 30, 2016	38,640,487	3.9	157.6	(134.3)	19.0	46.2
Net loss	-	-	-	(29.4)	-	(29.4)
Common stock issued	8,750	-	-	-	-	-
Share-based compensation	-	-	2.0	(0.1)	-	1.9
Balances at June 30, 2017	38,649,237	$3.9	$159.6	$(163.8)	$19.0	$18.7

See accompanying notes to the consolidated financial statements

 Aviragen Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Years Ended June 30,
	2017	2016

Cash flows from operating activities provided by/(used in):
Net loss	$(29.4)	$(25.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0.1	0.1
Share-based compensation	1.9	2.0
Non-cash royalty revenue related to sale of future royalties	(3.2)	(0.2)
Non-cash interest expense related to sale of future royalties	1.8	0.3
Change in operating assets and liabilities:
Accounts receivable	0.1	11.9
Prepaid expenses and other assets	2.0	(2.1)
Accounts payable and accrued expenses and other liabilities	(3.3)	(0.7)

Net cash used in operating activities	(30.0)	(14.1)

Cash flows from investing activities:
Purchases of short-term investments	(36.3)	(15.3)
Maturity of short-term investments	34.7	16.1
Sale of long-term investments	—	0.7
Purchases of property and equipment	—	(0.2)

Net cash (used in) provided by investing activities	(1.6)	1.3

Cash flows from financing activities:
Repayments on note payable	(0.4)	(0.3)
Net proceeds from sale of future royalties	—	18.1

Net cash (used in) provided by financing activities	(0.4)	17.8

Net (decrease) increase in cash and cash equivalents	(32.0)	5.0
Cash and cash equivalents at beginning of period	49.7	44.7

Cash and cash equivalents at end of period	$17.7	$49.7

See accompanying notes to the consolidated financial statements

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

(1)      Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: BTA074, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (“RV”) upper respiratory infections; and BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections. The Company also has a preclinical RSV non-fusion inhibitor program. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

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

In April 2017, the Company engaged Stifel, Nicolaus and Company, Incorporated (“Stifel”) as its advisor to assist with the exploration of strategic alternatives (the “Strategic Review”). Stifel is providing a range of advisory services aimed to enhance stockholder value. The alternatives to be considered may include, but are not limited to, the potential for a business combination or strategic merger, in-licensing clinical stage programs, an acquisition or other strategic transactions. The Company has and expects to continue to devote substantial time and resources to exploring strategic alternatives; however, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. In addition, potential strategic transactions that require stockholder approval may not be approved by the Company’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable, note payable and accrued liabilities. The carrying amounts of those financial instruments are considered to be representative of their respective fair values because of the short-term nature of those investments.

Cash Equivalents and Investments

Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 or fewer days when purchased. Investments with original maturities between 90 and 365 days when purchased are considered to be short-term investments. Investments with original maturities over 365 days when purchased are considered to be long-term investments. The Company has classified its entire investment portfolio as available-for-sale. These securities are recorded as cash equivalents or short-term investments. Short-term investments are carried at the fair value based upon observable inputs based on quoted market prices. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Amortization and accretion are included in interest income, net, and any realized gains and losses are also included in interest income, net. All unrealized gains and losses are reported in other comprehensive loss. The cost basis of all securities sold is based on the specific identification method. Available-for-sale securities as of June 30, 2017 consisted primarily of corporate notes and certificates of deposit.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash, cash equivalents and short-term investments consist of financial instruments that potentially subject the Company to concentrations of credit risk to the extent recorded on the balance sheets. The Company believes that it has established guidelines for investment of its excess cash that maintain principal and liquidity through its policies on concentration, diversification, investment maturity, and investment grade.

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

Leased Assets

The Company accounts for its leases at their inception as either an operating or capital lease, depending on certain defined criteria. All of the Company’s leases in effect at June 30, 2017 and 2016 are considered operating leases. The costs of operating leases are charged to the consolidated statement of operations on a straight-line basis over the lease term. The difference between cash payments and straight line rent expense is recorded as deferred rent liability. The balance of deferred rent liabilities is classified in the balance sheet as other liabilities. Additionally, any incentives the Company receives are treated as a reduction of expenses over the term of the agreement. Leasehold improvements provided by the landlord are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Foreign Currency

Functional and reporting currency. The consolidated financial statements are presented in U.S. dollars and the functional currency of all of its subsidiaries is the U.S. dollar. The Company operates in several jurisdictions with local currencies including the Euro, the Australian dollar and the British Pound. However, the primary economic environment in which the entity operates is the U.S. dollar.

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

Share-Based Compensation Expense

Share-based compensation expense relates to stock options, restricted stock units or other equity-based grants. The fair market value of stock options is determined at the grant date using the Black-Scholes option pricing model based on the date the grant is issued. The fair market value of restricted stock units or other equity-based grants are also determined at the grant date, based on the closing price of the Company’s common stock on that date. The value of the awards that are ultimately expected to vest is recognized as an expense on a straight-line basis over the employee's requisite service period. The Company uses the lattice model with a Monte Carlo simulation to value the grants of market stock units (“MSUs”). This valuation methodology utilizes several key assumptions, including the average closing stock price on the grant date, expected volatility of the Company’s stock price, risk-free rates of return and expected dividend yield.

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

Revenue Recognition

Revenue consists primarily of royalty payments. Revenue from royalties is recognized when the net sales of the underlying product by the relevant third party, including actual or estimated returns within the royalty period based on agreement, are determinable. The Company receives estimates of the amount of royalty revenue from its licensees on a quarterly basis.

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

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Research and Development Expense

Research and development expense represents the cost of activities associated with the discovery, preclinical development, and clinical development of the Company’s product candidates other than those captured under cost of revenue. These costs include, but are not limited to, fees paid to third-party service providers in connection with conducting external preclinical studies and clinical trials, monitoring, accumulating and evaluating the related preclinical and clinical data; salaries and personnel-related expenses for our internal staff, including benefits and share-based compensation; the cost to develop, formulate and manufacture product candidates; external research and chemistry, consulting fees; license expenses and sponsored research fees paid to third parties; and outsourced cost of specialized information systems to evaluate and monitor our programs, depreciation and facility costs. Research and development expenses are expensed as incurred.

General and Administrative Expense

General and administrative expense reflects the costs incurred to manage and support our research and development activities, operations, contracts, and status as a publicly-traded company. General and administrative expense consists primarily of salaries and personnel-related expenses, including share-based compensation for personnel in executive, finance, information technology, business development and human resources functions. Other significant costs include professional fees for legal, auditing, tax, and consulting services, legal fees associated with patents and intellectual property related to our product candidates, insurance premiums, other expenses incurred as a result of being a company that is publicly traded, and depreciation and facility expenses.

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

The Company has elected to early adopt ASU 2016-09 for the fiscal year ended June 30, 2017 using a modified retrospective approach, effective as if adopted the first day of the fiscal year, July 1, 2016. As a result of the adoption, the Company made an accounting policy election to account for forfeitures as they occur. The impact of the change in accounting policy has been recorded as a $0.1 million cumulative effect adjustment as an increase to the Company’s retained earnings and a decrease to additional paid-in capital as of January 1, 2017 to reflect actual forfeitures versus the previously-estimated forfeiture rate.

The amendments within the ASU related to the recognition of excess tax benefits and deficiencies and tax withholding requirements were adopted prospectively, with no impact to prior periods.

In August 2014, the FASB issued authoritative accounting guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for annual reporting ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company adopted the standard for the fiscal year ended June 30, 2017, with no material impact on the Company’s consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

(3)  Short-Term Financial Instruments

Financial Assets (in millions)

	As of June 30,
	2017	2016

Financial assets:
Cash and cash equivalents	$17.7	$49.7
Short-term investments	20.9	19.3
Accounts receivable, net of allowance	0.6	0.7
Total current financial assets	39.2	69.7

Financial liabilities:
Accounts payable and current accrued liabilities	4.3	7.5
Short-term note payable	0.2	0.4
Total current financial liabilities	4.5	7.9

Net financial assets	$34.7	$61.8

The carrying value of the cash and cash equivalents, accounts receivable, short-term note payable and accounts payable approximates fair value because of their short-term nature. The Company regularly reviews all financial assets for impairment. There were no impairments recognized in 2017 and 2016.

Aviragen Therapeutics, Inc.

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2017 and June 30, 2016, respectively, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

		Quoted Prices in
		Active Markets for	Significant Other	Significant
(in millions)		Identical Assets	Observable Inputs	Unobservable
June 30, 2017	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents	$10.9	$5.9	$5.0	$—
Short-term investments available-for-sale	20.9	—	20.9	—
Total	$31.8	$5.9	$25.9	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
(in millions)		Identical Assets	Observable Inputs	Unobservable
June 30, 2016	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Cash equivalents	$1.5	$1.5	$—	$—
Short-term investments available-for-sale	19.3	10.0	9.3	—
Total	$20.8	$11.5	$9.3	$—

The Company has had no realized gains or losses from the sale of investments for the fiscal year ended June 30, 2017. The following table shows the unrealized gains and losses and fair values for those investments as of June 30, 2017 and June 30, 2016 aggregated by major security type:

(in millions)		Unrealized	Unrealized
June 30, 2017	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$5.9	$—	$—	$5.9
Commercial paper	8.5	—	—	8.5
Corporate notes	17.4	—	—	17.4
Total	$31.8	$—	$—	$31.8

(in millions)		Unrealized	Unrealized
June 30, 2016	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$1.5	$—	$—	$1.5
Debt securities of U.S. government agencies	2.0	—	—	2.0
U.S. Treasury securities	7.0	—	—	7.0
Corporate notes	2.9	0.1	—	3.0
Certificates of deposit	7.3	—	—	7.3
Total	$20.7	$0.1	$—	$20.8

As of June 30, 2017 and June 30, 2016, the Company had investments in an unrealized gain/(loss) position below material disclosure thresholds in the table above. The Company has determined that the unrealized gains and losses on these investments are temporary in nature and expects the security to mature at its stated maturity principal. All available-for-sale securities held at June 30, 2017 will mature in less than one year. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments respectively, at June 30, 2017 and June 30, 2016. The fair value of our short-term note payable, which is measured using Level 2 inputs, approximates book value, at June 30, 2017 and June 30, 2016.

(5)	Property and Equipment

Property and equipment consist of the following (in millions):

	As of June 30,
	2017	2016

Property and equipment	$0.3	$0.3
Leasehold improvements	0.3	0.3
Total Property and equipment	0.6	0.6
Accumulated depreciation	(0.4)	(0.3)
Property and equipment, net	$0.2	$0.3

Depreciation and amortization expense was $0.1 million for both of the fiscal years ended June 30, 2017 and 2016.

(6)	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in millions):

	As of June 30,
	2017	2016

Professional fees	$0.4	$0.1
Salary and related costs	0.4	0.6
Research and development services	1.8	2.2
Other accrued expenses	0.3	0.7
Total accrued expenses and other liabilities	$2.9	$3.6

(7)	Liabilities Related to Sale of Future Royalties

In April 2016, the Company sold certain royalty rights related to the approved product Inavir®, sold by Daiichi Sankyo in the Japanese market, for $20 million to HCRP. Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the arrangement, this transaction was accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of the agreement. The sum of the pass through amounts less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The Company will periodically assess the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, the Company will adjust the amortization of the liability and interest rate. As a result of this accounting, even though the Company does not retain HCRP’s share of the royalties, it will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table shows the activity within the liability account during the year ended June 30, 2017:

in millions
Total Liability related to sale of future royalties, June 30, 2016	$18.1
Non-cash royalty revenue paid to HCRP	(3.2)
Non-cash interest expense recognized	1.8
Total Liability related to sale of future royalties, June 30, 2017	$16.7

(8) Commitments and Contingent Liabilities

 Operating Leases

The Company has a non-cancellable operating lease for its corporate headquarters in Alpharetta, Georgia that expires in February 2021. The lease includes an escalating base rent schedule and a tenant incentive towards leasehold improvements of approximately $0.1 million which are being recognized as a reduction in rent expense on a straight line basis over the term of the lease. Future minimum lease payments, in millions, under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are (in millions):

2018	$0.3
2019	0.3
2020	0.3
Thereafter	0.2

Total minimum lease payments	$1.1

Rent expense was $0.3 million and $0.2 million for the fiscal years ended June 30, 2017 and 2016, respectively.

(9)	Income Taxes

For financial reporting purposes, loss before taxes includes the following components (in millions):

	Fiscal Years Ended June 30,
	2017	2016
United States	$(5.1)	$(4.9)
Foreign	(24.0)	(20.5)

Total	$(29.1)	$(25.4)

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The expense for income taxes is comprised of:

	Fiscal Years Ended June 30,
	2017	2016
Current:
Federal	$-	$-
State	-	-
Foreign	0.3	-
Total tax expense	$0.3	$-

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Fiscal Years Ended June 30,
	2017	2016

Income tax (benefit) expense at federal statutory rate	$(10.2)	$(8.9)
State and local income taxes, net of federal benefit	(0.2)	(0.2)
Foreign tax rate differential	1.4	1.0
Change in valuation allowance	8.4	9.4
ISO expense	0.3	0.3
Japanese withholding tax	0.3	-
Foreign tax credit	-	(0.2)
Adjustment to deferred income tax assets	0.3	(0.9)
Other	-	(0.5)
Income tax expense	$0.3	$-

The following table includes deferred tax assets and liabilities as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Deferred tax assets:
Foreign net operating loss carryforwards	$27.9	$20.2
US federal and state loss carryforwards	7.1	6.1
Research credits	2.4	2.2
Amortization	-	0.6
Accrued compensated-related costs	2.0	1.6
Sale of future royalty rights	5.0	5.4
Other	-	0.1
Subtotal	44.4	36.2
Less valuation allowance	(44.4)	(36.2)
Total net deferred taxes	$-	$-

Significant components of deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. As of June 30, 2017 and 2016 a full valuation allowance had been established, as the Company has determined that the realization of its deferred tax assets is not more likely than not. The Company recorded $44.4 million and $36.2 million of valuation allowance as of June 30, 2017 and 2016, respectively.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2017 and 2016, the Company has $18.4 million and $15.7 million, respectively of gross U.S. federal net operating loss carryforwards that expire at various dates through 2035. Under IRC section 382, certain significant changes in ownership may restrict the future utilization of its U.S. tax loss carryforwards. As of June 30, 2017 and 2016, the Company also has accumulated tax losses of $44.3 million and $32.1 million, respectively for Australia, $25.4 million and $22.8 million, respectively for the United Kingdom and $29.2 million and $18.8 million, respectively for France available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of June 30, 2017 and 2016, the Company’s foreign subsidiaries have no positive accumulated earnings. As such, no federal or state income taxes have been provided on the losses of its foreign subsidiaries under ASC 740. If in the future there are positive earnings generated from the Company’s foreign subsidiaries, the Company will evaluate whether to record any applicable federal and state income taxes on such earnings.

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

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for years before 2013. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for years before 2012 in states in which it has filed income tax returns. Certain states may take the position that the Company is subject to income tax in such states even though the Company has not filed income tax returns in such states and, depending on the varying state income tax statutes and administrative practices, the statute of limitations in such states may extend to years before 2009. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2012 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company began foreign operations in 1985. The Company is subject to foreign tax examinations by tax authorities for all years of operations.

The Company does not have any unrecognized tax benefits as of June 30, 2017.

(10) Share-Based Compensation

For the fiscal years ended June 30, 2017 and 2016, the Company recorded share-based compensation expense related to grants from equity incentive plans of $1.9 million and $2.0 million, respectively. No income tax benefit was recognized in the statements of operations and no share-based compensation expense was capitalized as part of any assets for the fiscal years ended June 30, 2017 and 2016.

In November 2016, the Company’s stockholders approved the 2016 Equity Incentive Plan (“2016 Equity Plan”), which replaced and superseded our amended 2007 Omnibus Equity and Incentive Plan (“Prior Plan”). Under the 2016 Equity Plan all outstanding awards under the Prior Plan will become available for issuance under the 2016 Equity Plan if such awards are forfeited or otherwise terminate.

Stock Options. The fair value of each stock option award was estimated at its respective date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended June 30,
	2017	2016
Risk-free interest rate	1.23%	1.40%
Dividend yield	—	—
Expected volatility	.67	.75
Expected life of options (years)	3.6	4.8
Fair value of options granted	$0.47	$1.26

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

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the stock option activity for the fiscal years end June 30, 2017 and 2016:

	Number of	Weighted Average Exercise Price	Weighted-Average Remaining Contractual	Aggregate Intrinsic Value
	Stock Options	Per Option	Term	($0000)

Balance at June 30, 2015	3,364,117	$5.58	7.9	$—
Granted	1,636,667	2.17
Exercised	—	—
Forfeited or expired	(249,361)	12.77

Balance at June 30, 2016	4,751,423	4.07	6.6	$—
Granted	3,582,000	0.90
Exercised	—	—
Forfeited	(489,543)	2.33
Expired	(277,238)	11.64
Balance at June 30, 2017	7,566,642	$2.40	7.7	$—

The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2017 and 2016 was zero, and no cash proceeds were received by the Company. Further, no actual tax benefits were realized, as the Company currently records a full valuation allowance for all tax benefits due to uncertainties with respect to its ability to generate sufficient taxable income in the future.

The following tables summarize information relating to outstanding and exercisable stock options as of June 30, 2017:

			June 30, 2017
			Outstanding			Exercisable
Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
				(In Years)
$0.49	—	$1.21	2,272,000	9.76	$0.65	-	$-
$1.30	—	$1.95	1,607,467	9.01	1.38	243,217	1.51
$2.02	—	$6.11	3,558,940	5.90	3.02	2,470,156	3.27
$6.65	—	$34.86	128,235	2.32	29.14	128,235	29.14
			7,566,642	7.66	$2.40	2,841,608	$4.28

Restricted Stock Awards. A summary of the Company’s outstanding restricted stock activity for the fiscal years ended June 30, 2017 and 2016 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at June 30, 2015	8,750	$3.93
Granted	—	—
Forfeited	—	—
Outstanding at June 30, 2016	8,750	3.93
Granted	—	—
Released	(8,750)	3.93
Forfeited	—	—
Outstanding at June 30, 2017	—	$—

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

Restricted Stock Units and Market Stock Units (MSUs). A summary of the Company’s outstanding restricted stock and market stock unit (MSU) activity for the fiscal years ended June 30, 2017 and 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2015	96,581	$3.23
Awarded	2,500	2.49
Released	(45,716)	2.44
Forfeited	(6,334)	2.41
Unvested at June 30, 2016	47,031	7.69
Awarded	—	—
Released	—	—
Forfeited	(47,031)	7.69
Outstanding at June 30, 2017	—	$—

In December 2013, the Company awarded 108,133 MSUs to employees that could have vested on January 1, 2017. The vesting of these awards was subject to the respective employee’s continued employment through this settlement period. The number of MSUs granted represented the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving the Company’s stock price. The stock price criteria was not met and the MSUs were forfeited at January 1, 2017. Compensation expense, including the effect of forfeitures, was recognized over the applicable service period.

As of June 30, 2017 and 2016 there was $2.0 and $2.6 million, respectively, of unrecognized share-based compensation expense related to all unvested share-based awards, discounted for future forfeitures. This balance is expected to be recognized over a weighted-average period of 1.4 years.

(11)	Retirement Benefits

The Company contributed $0.2 million for both of the fiscal years ended June 30, 2017 and 2016, toward standard defined contribution plans for employees. Contributions by the Company during fiscal year ending June 30, 2017 and 2016 can be up to four percent of an employee’s salary.

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

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the computation of historical basic and diluted net loss per share:

	Fiscal Year Ended June 30,
	2017	2016

Net loss (in millions)	$(29.4)	$(25.4)
Weighted average shares outstanding	38,644,395	38,635,452
Shares used to compute diluted earnings per share	38,644,395	38,635,452
Basic loss per share	$(0.76)	$(0.66)
Diluted loss per share	$(0.76)	$(0.66)
Number of antidilutive stock options excluded from computation	7,566,642	4,751,423

(13) Licenses, Royalty, Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GSK in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor (“NI”) marketed by GSK as Relenza® to treat influenza. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. On October 18, 2016, the United States Court of Appeals for the Federal Circuit affirmed the rejection of all pending claims of U.S. Patent Application No. 08/737,141. Accordingly, no future United States royalties will be owed by GSK.

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

Collaborative and contract arrangements

In July 2016, the Company announced that it had entered into an exclusive, worldwide license for respiratory syncytial virus (“RSV”) replication inhibitors intellectual property with Georgia State University Research Foundation (“GSURF”) in exchange for an upfront fee, future milestone payments and royalties on future net sales of any products that utilize the underlying RSV intellectual property. The Company has an obligation to make a minimum payment of $10,000 to GSURF annually until the license agreement expires or is terminated. The Company also entered into a two year sponsored research agreement with GSURF for annual sponsored research payments.

Aviragen Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following tables summarize the key components of the Company’s revenues (in millions):

	Fiscal Years Ended June 30,
	2017	2016
Royalty revenue – Relenza®	$2.5	$4.8
– Inavir®	3.2	4.3
Non-cash royalty revenue related to sale of royalties	3.2	0.2
Total revenue	$8.9	$9.3

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-K	Form	File No.	Date Filed
2.1	Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited		8-K	001-35285-12773718	04/23/12

2.2	Amendment Deed, dated August 6, 2012, to the Merger Implementation Agreement, dated April 22, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited		8-K	001-35285-121016660	08/08/12

2.3

Amendment Deed, dated September 17, 2012, to the Merger Implementation Agreement, dated April 22, 2012, as amended by the Merger Implementation Agreement Amendment dated August 6, 2012, between Nabi Biopharmaceuticals and Biota Holdings Limited

			8-K	001-35285-121096040	09/18/12

2.4	Stock Purchase Agreement, dated February 25, 2015, among Biota Pharmaceuticals, Inc., each of the shareholders of Anaconda Pharma party thereto and the Holder Representative thereunder		10-Q	001-35285-15847337	05/08/15

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.		10-K	001-35285-161883453	09/13/2016

3.2	Restated By-laws of Aviragen Therapeutics, Inc.		10-K	001-35285-161883453	09/13/2016

3.3	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan		10-Q	001-35285-17822953	05/08/2017

3.4	2016 Equity Incentive Plan		DEF 14A	001-35285-161904921	09/27/2016

4.1	Form of Common Stock Certificate		10-K	000-04829-08651814	03/15/07

10.1†	Collaboration and License Agreement, dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.		10-Q	001-35285-13834721	05/10/13

10.2†	Amendment #1 to Collaboration and License Agreement, dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.		10-Q	001-35285-13834721	05/10/13

10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited.	10-Q	001-35285-13834721	05/10/13

10.4†	Commercialization Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285-13834721	05/10/13

10.5†

Contract, dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services.

		10-Q	001-35285-13834721	05/10/13

10.6†	Research and License Agreement, dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited.	10-Q	001-35285-13834721	5/10/13

10.7	Form of Indemnification Agreement for Directors and Executive Officers	8-K	001-35285-13817036	05/06/13

10.9+	Employment Agreement, dated as of October 1, 2014, between Biota Pharmaceuticals, Inc., and Russell H. Plumb	10-Q	001-35285-15584221	02/06/15

10.10+	Amended Executive Employment Agreement, dated as of October 1, 2014, between Biota Pharmaceuticals, Inc., and Joseph M. Patti	10-Q	001-35285-15584221	02/06/15

10.11+	Form Non-Plan Stock Units Agreement	8-K	001-35285-121206005	11/14/12

10.12+	Form of Letter Agreement for Stock Option Grant	8-K	001-35285-121206005	11/14/12

10.13+	2007 Omnibus Equity and Incentive Plan	DEF 14A	000-04829-07763351	04/12/07

10.14+	Executive Employment Agreement, dated as of November 26, 2013, between Biota Pharmaceuticals, Inc., and Peter Azzarello	8-K	001-35285-131247987	11/27/13

10.15+	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan		8-K	001-35285-131266832	12/10/13

10.16+	Form of Market-Based Stock Unit Award Agreement under the 2007 Omnibus Equity and Incentive Plan		8-K	001-35285-131266832	12/10/13

10.17	At Market Issuance Sales Agreement, dated October 2, 2015, by and between Biota Pharmaceuticals, Inc., MLV & Co. LLC and FBR Capital Markets & Co.		8-K	001-35285-151141459	10/02/15

10.18+	Executive Employment Agreement, effective as of November 2, 2015, between Biota Pharmaceuticals, Inc. and Mark Colonnese.		8-K	001-35285- 151189714	11/2/15

10.19

Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016.

			8-K	001-35285- 161590079	4/26/16

10.20	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016.		8-K	001-35285- 161590079	4/26/16

16.1	Letter from PwC, dated March 24, 2016.		8-K	001-35285- 161527343	3/24/16

21.1	List of Subsidiaries	X

23.1	Consent of Ernst & Young	X

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101**	XBRL Instance Document	X

101**	XBRL Taxonomy Extension Schema Document	X

101**	XBRL Taxonomy Calculation Document	X

101**	XBRL Taxonomy Definition Linkbase Document	X

101**	XBRL Taxonomy Label Linkbase Document	X

101**	XBRL Taxonomy Presentation Linkbase Document	X

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