Form 10-K/A
period 2017-06-30
Aviragen Therapeutics, Inc.
filed 2017-10-20
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File Number 001-37582

AVIRAGEN THERAPEUTICS, INC.

(Exact name of the registrant as specified in its charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Northwinds Parkway, Suite 100 Alpharetta, GA	30009
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(678) 221-3343

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.10 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

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

Number of shares of Common Stock outstanding as of September 1, 2017: 38,649,237. The common stock is listed on the NASDAQ Capital Market (trading symbol “AVIR”).

DOCUMENTS INCORPORATED BY REFERENCE

None.

  AVIRAGEN THERAPEUTICS, INC.

FORM 10-K

For the Fiscal Year Ended June 30, 2017

TABLE OF CONTENTS

PART III

i

EXPLANATORY NOTE

Aviragen Therapeutics, Inc. (“we,” “us” or “Aviragen”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2017 (the “Original Form 10-K”). The purpose of this Form 10-K/A is to submit Part III, Items 10 through 14 information, previously intended to be incorporated by reference to the Company’s definitive proxy statement, which will not be filed prior to the 120-day period within which a definitive proxy statement can be filed so as to allow the incorporation of such information into the Company’s Form 10-K. In connection with the filing of this Form 10-K/A and pursuant to the rules and regulations of the SEC, the Company is including as exhibits with this Form 10-K/A currently dated certifications by its principal executive officer and principal financial officer as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as set forth above, no other changes have been made to the Original Form 10-K, this Form 10-K/A continues to speak as of the date of the Original Form 10-K and the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Form 10-K. This Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the date of the Original Form 10-K, including any amendments to those filings, as well as our Current Reports filed on Form 8-K subsequent to the date of the Original Form 10-K. The filing of this Form 10-K/A is not a representation that any statements contained in items of the Original Form 10-K other than Items 10 through 14 of Part III and Item 15 of Part IV are true or complete as of any date subsequent to the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our board of directors currently consists of eight directors. The Company’s Restated Certificate of Incorporation, and the Company’s Restated By-Laws (the “By-Laws”) provide that directors are to be elected at each Annual Meeting of Stockholders to hold office until the next annual meeting and until their respective successors are elected and qualified. The members of our board of directors are identified below, along with their ages at June 30, 2017 and other information.

Joseph M. Patti, M.S.P.H., Ph. D., age 53, joined the Company in November 2012 and served as its Executive Vice President of Corporate Development and Strategy until October 1, 2014, when he was appointed as the Company’s President and Chief Executive Officer and a director. Prior to joining the Company, Dr. Patti co-founded Inhibitex, Inc. in 1998 and served as its Chief Scientific Officer and Senior Vice President of Research and Development from 2007 until it was acquired by Bristol Myers Squibb in February 2012. He also served as its Chief Scientific Officer and Vice President of Research and Development from 2005 to 2007 and as Vice President, Preclinical Development prior to that. Before co-founding Inhibitex, Dr. Patti was an Assistant Professor at Texas A&M's Institute of Biosciences and Technology and also served on the faculty at the University of Texas Health Science Center Graduate School of Biomedical Sciences. Dr. Patti received a B.S. in Microbiology from the University of Pittsburgh, a M.S.P.H. from the University of Miami, School of Medicine and a Ph.D. in Biochemistry from the University of Alabama at Birmingham. Dr. Patti was a director of SciStem Therapeutics, Inc., a privately-held biotechnology company from 2012 to 2015. Dr. Patti was a director of Inhibitex from 1998 to 2005. Dr. Patti’s scientific knowledge and background and experience in developing multiple biological and small molecule clinical candidates, as well as his executive management experience over the last thirteen years in developing and implementing the business and financial strategies of emerging, publicly-traded biopharmaceutical companies, led to the conclusion that he should serve on our Board of Directors.

Russell H. Plumb, age 58, has served as Chairman of our Board of Directors since November 2015, Executive Chairman of the Company’s Board of Directors from October 2014 until November 2015, and served as President, Chief Executive Officer and a director of the Company from November 2012, when he joined the Company, until September 2014. Mr. Plumb previously served as President, Chief Executive Officer and Chief Financial Officer of Inhibitex, Inc., a publicly-traded clinical-stage drug development company, from December 2006 to February 2012, when it was acquired by Bristol-Myers Squibb. Prior to that, Mr. Plumb served as Vice President, Finance and Administration and Chief Financial Officer of Inhibitex from August 2000 to December 2006. From December 1999 to July 2000, Mr. Plumb served as Chief Financial Officer of Emory Vision, a privately-held healthcare company. From 1994 to November 1999, he served as Chief Financial Officer and Vice President, Finance of Serologicals Corporation, a publicly- held biopharmaceutical company. Mr. Plumb received both a Bachelor of Commerce and a M.B.A. from the University of Toronto. Mr. Plumb has received designations as a certified public accountant. Mr. Plumb’s experience in managing and leading the strategic, financial and operational growth of emerging biopharmaceutical companies over the past two decades, as well as his key role in leading the Company and developing its business strategy as its former Chief Executive Officer, led to the conclusion that he should serve on our Board of Directors.

Armando Anido, age 59, has served as a member of our Board of Directors since September 2015 and has been the Chair of the Compensation Committee since November 2015. Since October 2014, Mr. Anido has been the Chairman of the Board of Directors and Chief Executive Officer of Zynerba Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company. Mr. Anido has more than 30 years of executive, operational and commercial leadership experience in the biopharmaceutical industry, particularly in leading CNS transdermal patch and gel products through the entire product life cycle. Prior to Zynerba, Mr. Anido served as Chief Executive Officer of two publicly traded companies. Most recently, he was the Chief Executive Officer of NuPathe, Inc. (NASDAQ: PATH), which was acquired by Teva Pharmaceuticals in February 2014. At NuPathe, he led the company through FDA approval of its lead product, Zecuity®, the first transdermal patch for migraine, to pre-launch, before successfully selling the company to Teva. He also served as president and Chief Executive Officer of Auxilium Pharmaceuticals, Inc., (NASDAQ: AUXL), where under his leadership, sales grew from $42 million in 2005 to more than $260 million in 2011 and market capitalization increased from $200 million to more than $900 million. Prior to Auxilium, Mr. Anido served as executive vice president, sales and marketing, at MedImmune and prior to that, in senior sales and marketing positions at GlaxoWellcome and Lederle Laboratories. He is currently a member of the board of directors of PABio and Auris Medical (NASDAQ: EARS) and he was a director of Adolor Corporation until it was sold to Cubist in December 2011. Mr. Anido earned a B.S. in Pharmacy and an MBA from West Virginia University. Mr. Anido’s broad understanding of key issues in the biotechnology industry, including sales and marketing, development and commercialization, strategy, and operations and his extensive executive experience in senior leadership and director roles at several biotechnology companies led to the conclusion that he should serve on our Board of Directors.

Geoffrey F. Cox, Ph. D., age 73 has served on our Board of Directors since 2000. He was a Director (2000-2012) and the Non-Executive Chairman (2007 to 2012) of Nabi Biopharmaceuticals, Inc. prior to its merger with the Company in 2012. He served as the interim Chief Executive Officer of QLT Inc., an ophthalmology company based in Vancouver, BC, (from October 23, 2014 to November 30, 2016) and a Director (from 2012 to August 2017). Dr. Cox has extensive pharmaceutical and biotechnology experience holding a broad range of senior management and board positions with private and public companies. Dr. Cox remains the Principal of Beacon Street Advisors LLC (since 2013) which provides corporate, operational and organizational strategic advice and interim management support to life sciences companies. Previously, he was a partner with Red Sky Partners LLC, a life sciences consulting firm (from 2011 to 2013). He also served as a Director of Gallus Biopharmaceuticals LLC (2011 – 2014), a biologics contract manufacturing and development company, Immunomedics, Inc. a development stage oncology company (January 2017 – March 2017) and currently serves as a Director of Lakewood-Amedex LLC (since 2013), a company developing novel antibiotics and RNA silencing technology. Dr. Cox was Chairman, President and Chief Executive Officer of GTC Biotherapeutics Inc. (now rEVO Biologics) (2001 to 2010), a company focused on the development of recombinant therapeutic proteins, including proteins for the treatment of rare diseases, using transgenic animal production technology. Prior to 2001, Dr. Cox was Executive Vice President, Operations of Genzyme Corporation and later Chairman, President and Chief Executive Officer of Aronex Pharmaceuticals Inc. Dr. Cox is a past Chairman and current member of the Board of the Massachusetts Biotechnology Council. He previously served on the Board of Biotechnology Industries Association and as a member of its Health Governing and Emerging Companies Sections. Dr. Cox received a B.Sc. (Hons) in biochemistry from the University of Birmingham, UK and PhD in biochemistry from the University of East Anglia, UK. Dr. Cox’s extensive biotechnology industry expertise, including his many years of experience as an executive officer and board member of publicly-traded biotechnology companies, led to the conclusion that he should serve on our Board of Directors.

Michael R. Dougherty, age 59, has served as a member of our Board of Directors since May 2013. Mr. Dougherty was Executive Chairman of Celator Pharmaceuticals, Inc., a publicly-traded biotechnology company from August 2015 to July 2016, and a director from July 2013 to July 2016. Mr. Dougherty was Chief Executive Officer and a member of the Board of Directors of Kalidex Pharmaceuticals, Inc. from May 2012 to October 2012. Mr. Dougherty was the President and Chief Executive Officer and a director of Adolor Corporation, a publicly-traded biotechnology company, from December 2006 until December 2011. Mr. Dougherty joined Adolor in November 2002, and served in a number of capacities prior to his appointment as President and Chief Executive Officer. From November 2000 to November 2002, Mr. Dougherty was President and Chief Operating Officer of Genomics Collaborative, Inc., a privately-held functional genomics company. Previously, Mr. Dougherty served in a variety of senior positions at Genaera Corporation, a publicly-traded biotechnology company, including as President and Chief Executive Officer and at Centocor, Inc., a publicly-traded biotechnology company, including as Senior Vice President and Chief Financial Officer. Mr. Dougherty currently serves as a director of Cempra, Inc., Trevena, Inc., Foundation Medicine, Inc. and Marinus Pharmaceuticals, Inc., which are publicly-traded companies. Mr. Dougherty was a director of Viropharma Incorporated, a publicly-traded biotechnology company, from 2004 to January 2014. Mr. Dougherty received a B.S. from Villanova University. Mr. Dougherty’s broad understanding of key issues in the biotechnology industry, including finance, research and development, sales and marketing, strategy, and operations and his significant executive experience as a chief executive officer and/or director at several biotechnology companies led to the conclusion that he should serve on our Board of Directors.

Michael W. Dunne, M.D., age 58, has served as a member of our Board of Directors since September 2015. Dr. Dunne is currently Chief Science Officer at Iterum Therapeutics LLC, a privately-held biotechnology company, and has held such position since 2015. He was previously the Chief Medical Officer of Durata Therapeutics, Inc. from 2009 until its acquisition by Actavis plc in 2014, where he was responsible for the clinical development and regulatory submissions for dalbavancin. Prior to Durata, Michael was the Therapeutic Area Head for Infectious Diseases at Pfizer. Michael received his B.A. in Economics from Northwestern University and an M.D. from the State University of New York Health Sciences Center, Brooklyn. He was a resident in Internal Medicine at Harford Hospital and Yale New Haven Hospital and completed fellowship training at Yale in Infectious Diseases and Pulmonary Medicine. Dr. Dunne’s extensive biotechnology industry expertise, including his many years of experience as a Chief Medical Officer and the development and commercialization of infectious disease products, led to the conclusion that he should serve on our Board of Directors.

John P. Richard, age 60, has served as a member of our Board of Directors since August 2013. Mr. Richard is co-founder and Head of Corporate Development for Mereo BioPharma Group plc, a London-based biopharmaceutical company started in 2015. From 2005 until 2015 Mr. Richard was also a partner with Georgia Venture Partners, a seed venture capital firm focused on the biotechnology industry. He currently serves as a non-executive director of Phase4 Partners, and serves as a director of Catalyst Biosciences (NASDAQ: CBIO) and QUE Oncology, Inc. Earlier in his career he headed business development for the public companies SEQUUS Pharmaceuticals, VIVUS and Genome Therapeutics, and was co-founder and CEO of Impath. Mr. Richard received his M.B.A. from the Harvard Business School and a B.S. from Stanford University. Mr. Richard’s extensive executive, strategic, financial and business development experience within the biotechnology industry, and having led the business development function at several companies resulting in numerous pharmaceutical alliances, led to the conclusion that he should serve on our Board of Directors.

Anne M. Van Lent, age 69, has served as a member of our Board of Directors and chair of our Audit Committee since May 2013 and as Lead Independent Director since November 2015. Ms. VanLent is President of AMV Advisors, providing corporate strategy and financial consulting services to emerging growth life sciences companies. Ms. VanLent also serves as a member of the board of directors and audit committee chair of Ocera Pharmaceuticals, Inc. and Applied Genetics Technologies Corporation (AGTC), both NASDAQ-listed companies. Ms. VanLent was the Executive Vice President and Chief Financial Officer of Barrier Therapeutics, Inc., a publicly-traded pharmaceutical company that develops and markets prescription dermatology products, from May 2002 through April 2008. From July 1997 to October 2001, she was the Executive Vice President – Portfolio Management for Sarnoff Corporation, a multidisciplinary research and development firm. From 1985 to 1993, she served as Senior Vice President and Chief Financial Officer of The Liposome Company, Inc., a publicly traded biopharmaceutical company. During the past five years, Ms. VanLent served as a director of Novelion Pharmaceuticals (formerly Aegerion Pharmaceuticals) from March 2013 to June 2017; Onconova Therapeutics, Inc. from July 2013 to May 2016; Penwest Pharmaceuticals Co., until its sale to Endo Pharmaceuticals in 2010; and at Integra Life Sciences until May 2013. Ms. VanLent received a B.A. degree in Physics from Mount Holyoke College. Ms. VanLent’s extensive leadership and finance experience, and her extensive experience serving as a board member, audit committee member and audit committee chair of numerous public companies in the life sciences industry led to the conclusion that she should serve on our Board of Directors.

There are no familial relationships among our directors and officers.

Our Executive Officers

The following table provides information regarding our executive officers as of June 30, 2017.

Name	Age	Position

Joseph M. Patti, M.S.P.H, Ph.D.	53	President, Chief Executive Officer and Director

Mark P. Colonnese	62	Executive Vice President, Chief Financial Officer

Biographical information for Dr. Patti is set forth under the caption “Our Board of Directors” under Item 10. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Aviragen.

Mark Colonnese, age 62, was appointed the Chief Financial Officer and Executive Vice President in November 2015. Previously, Mr. Colonnese served as the Chief Financial Officer of Stealth BioTherapeutics since November 2014 and as the Executive Vice President and Chief Financial Officer of Transgenomic Inc. from August 2012 to October 2014. Prior to that, he worked at Salutria Pharmaceuticals, LLC and at its predecessor company, AtheroGenics Inc., from 1999 to 2012, where he served in a number of executive roles, most recently as Executive Vice President, Commercial Operations and Chief Financial Officer. He has also held executive positions at Applied Analytical Industries and Schering-Plough, and served on the Board of Directors of Endeavor Pharmaceuticals, Inc. He currently is a director of Bio-Path Holdings, Inc. Mr. Colonnese holds an M.B.A. Degree from Fairleigh Dickinson University and a B.S. magna cum laude from Ithaca College. He is a Certified Public Accountant (inactive).

Corporate Governance Principles

The Company’s corporate governance principles are designed to ensure effective corporate governance of the Company. These corporate governance principles cover topics including, but not limited to, director qualification criteria, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning and the annual evaluations of the Board and its committees. The corporate governance principles will be reviewed regularly by the Nominating and Governance Committee and revised when appropriate. The full text of the Company’s corporate governance principles is accessible to the public at www.aviragentherapeutics.com. A printed copy may also be obtained by any stockholder upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were met in fiscal 2017.

Code of Conduct

The Company’s Board adopted its Code of Conduct to ensure that its business is conducted in a consistently legal and ethical manner. The Code of Conduct establishes policies pertaining to, among other things, employee conduct in the workplace, securities trading, confidentiality, conflicts of interest, reporting violations and compliance procedures. All employees, including the Company’s executive officers, as well as members of its Board, are required to comply with this Code of Conduct. The full text of Code of Conduct is accessible to the public at www.aviragentherapeutics.com. A printed copy may also be obtained by any stockholder upon request. Any waiver of the Code of Conduct for executive officers or directors must be approved by the Board after receiving a recommendation from a committee comprised of a majority of independent directors. The Company will disclose future waivers and amendments to its Code of Conduct on its website, www.aviragentherapeutics.com, within four business days following the date of the amendment or waiver.

Role of Board in Risk Management Oversight Process

The responsibility for the day-to-day management of risk lies with the Company’s management, while the Board is responsible for overseeing the risk management process to ensure that it is properly designed, well-functioning and consistent with the Company’s overall corporate strategy. Each year the Company’s management identifies what it believes are the top individual risks facing the Company. These risks are then discussed and analyzed with the Board. This enables the Board to coordinate the risk oversight role, particularly with respect to risk interrelationships. However, in addition to the Board, the committees of the Board consider the risks within their areas of responsibility. The Audit Committee oversees the risks associated with the Company’s financial reporting and internal controls, as well as general business and operating risks. The Compensation Committee oversees the risks associated with the Company’s compensation practices for its employees. The Nominating and Governance Committee oversees the risks associated with the Company’s overall governance, corporate compliance policies (for example, policies addressing relationships with health care professionals and compliance with anti- kickback laws) and its succession planning process to ensure that the Company has a slate of qualified candidates for key management positions that may become open in the future.

Identification of Audit Committee and Financial Expert

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our Board has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	Michael Dougherty John Richard Anne VanLent (Chair)

Financial Experts:

Our Board has unanimously determined that all Audit Committee members are financially literate under current listing standards of the NASDAQ Stock Market (“NASDAQ”), and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that Anne VanLent qualifies as an “audit committee financial expert” under SEC rules and regulations. Ms. VanLent is independent as defined by current NASDAQ listing standards for Audit Committee membership.

Item 11. Executive Compensation

Executive Compensation and Related Information

The following tables and accompanying narrative disclosure set forth information about the compensation provided to our executive officers during the years ended June 30, 2017 and 2016. These executive officers, are:

•	Joseph M. Patti, M.S.P.H, Ph.D., our President, Chief Executive Officer and Director (our “CEO”); and

•	Mark P. Colonnese, our Executive Vice President and Chief Financial Officer (our “CFO”).

We refer to these individuals as our “named executive officers.”

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the fiscal years ended June 30, 2017 and 2016.

Name and Principal Position	Year	Salary	Option Awards(1)	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Joseph M. Patti, M.S.P.H, Ph.D.	2017	$515,000	$477,383	$—	$—	$37,800	(3)	$1,030,183
President and Chief Executive Officer	2016	500,000	340,425	—	137,500	32,507	(3)	1,010,432
Mark P. Colonnese(2)	2017	349,800	226,754	—	—	31,442	(4)	607,996
Executive Vice President and Chief Financial Officer	2016	233,750	291,713	—	48,400	176,082	(4)	749,945

(1)

Represents the grant date valuation of the awards computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Commission on September 1, 2017 for a discussion of the relevant assumptions used in calculating value pursuant to FASB ASC Topic 718.

(2)	Mr. Colonnese joined the Company as Executive Vice President and Chief Financial Officer, effective November 2, 2015.
(3)	Consists of health and life insurance benefits of $27,000 and $21,907 and a 401(k) match of $10,800 and $10,600 in 2017 and 2016, respectively.
(4)	Consists of health and life insurance benefits of $20,642 and $14,769 and a 401(k) match of $10,800 and $7,150 in 2017 and 2016, respectively, and moving expenses of $154,163 in 2016.

2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options held as of June 30, 2017.

	Option Awards

Name	Grant Date of Option Award	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date
Joseph M. Patti, M.S.P.H., Ph.D.	11/12/2012	358,304	—	$4.07	11/12/2022	(1)
	10/1/2014	316,432	158,568	2.45	10/1/2024	(2)	(8)
	8/11/2015	82,500	167,500	2.49	8/11/2021	(3)	(8)
	8/11/2016	—	380,000	1.30	8/11/2026	(4)	(8)
	4/3/2017	—	650,000	0.66	4/3/2027	(5)	(9)

Mark P. Colonnese	11/2/2015	74,250	150,750	2.02	11/2/2025	(6)	(8)
	7/27/2016	—	150,000	1.34	7/27/2026	(7)	(8)
	4/3/2017	—	400,000	0.66	4/3/2027	(5)	(9)

(1)	These options vested in three equal installments on the first, second and third anniversary of November 12, 2012.
(2)	Represents stock options that vest in three equal installments on the first, second and third anniversary of October 1, 2014. All option grants have a term of 10 years.
(3)	Represents stock options that vest in three equal installments on the first, second and third anniversary of August 11, 2015. All option grants have a term of 6 years.
(4)	Represents stock options that vest in three equal installments on the first, second and third anniversary of August 11, 2016. All option grants have a term of 10 years.
(5)

Represents stock options that vest one-third six (6) months after the grant date, on October 3, 2017 and the remainder of the stock options vest in equal monthly installments beginning November 3, 2017 to April 3, 2018. All option grants have a term of 10 years.

(6)	Represents stock options that vest in three equal installments on the first, second and third anniversary of November 2, 2015. All option grants have a term of 10 years.
(7)	Represents stock options that vest in three equal installments on the first, second and third anniversary of July 27, 2016. All option grants have a term of 10 years.
(8)
To the extent the options are not assumed, continued, or replaced with substantially equivalent options for the surviving entity’s capital stock in connection with a Change in Control (as such term is defined in the Aviragen Therapeutics, Inc. 2007 Omnibus Equity and Incentive Plan) of the Company, then, to the extent that the options are outstanding immediately prior to the Change in Control and provided that the option holder’s employment has not terminated prior to the Change in Control, the options shall become immediately vested and exerciseable in full as of the day immediately prior to the consummation of the Change in Control.

(9)
If upon or following a Change in Control (as such term is defined in the Aviragen Therapeutics, Inc. 2016 Equity Incentive Plan), the option holder’s employment is terminated as the result of the option holder’s death or disability or by the option holder for Good Reason (as such term is defined in the applicable employment agreement), then any portion of the option which is outstanding and unvested upon such termination shall become immediately vested upon such termination and the entire option shall be exerciseable through the earlier of the date that is 18 months after the date of such termination of employment and the expiration date of the option as specified in the applicable option agreement.

Employment Agreements

Employment Agreements with Joseph M. Patti, M.S.P.H., Ph.D., President and Chief Executive Officer

Effective October 1, 2014, we entered into an Executive Employment Agreement with Dr. Patti in connection with his appointment as President and Chief Executive Officer. Pursuant to the agreement, Dr. Patti receives an annual base salary of $500,000 (now $515,000), subject to adjustment as determined by the Compensation Committee, and is eligible to participate in our cash and equity-based incentive compensation plans in which our other executives are generally eligible to participate, as the Board or a committee thereof will determine from time-to-time in its sole discretion. Subject to the terms and conditions of such cash- and equity-based incentive compensation plans, Dr. Patti’s annual cash incentive compensation will be targeted at not less than 50% of his then annual salary. Further, in connection with Dr. Patti’s appointment as President and Chief Executive Officer and including an annual long-term equity award for fiscal 2015, on October 1, 2014, Dr. Patti was granted a stock option to purchase 475,000 shares of our Common Stock, one-third (1/3) of which vested on each of the first, second and third anniversaries of the grant date, respectively.

Dr. Patti’s agreement originally continued through December 31, 2015 and thereafter is renewable automatically for successive one year periods (without any action by either party) effective as of January 1st of each year, but may be terminated by either party prior to that date in accordance with the terms of the agreement.

If Dr. Patti’s employment is terminated by us for any reason other than cause, death or disability or in connection with a change in control, or if Dr. Patti terminates his employment for good reason other than in connection with a change in control, we will pay Dr. Patti a lump sum equal to the sum of (i) Dr. Patti’s unpaid salary through such termination; plus (ii) any cash incentive compensation earned and unpaid through such termination; plus (iii) Dr. Patti’s salary for eighteen (18) months; plus (iv) the product of one and a half times (1.5x) the cash incentive compensation paid to Dr. Patti in respect of the most recent fiscal year prior to the year in which such termination occurs; plus (v) an amount equal to the present value of the premium payments that would be made by us if Dr. Patti were to continue to be covered under our group health, life and disability insurance for eighteen (18) months, which amount will be determined by us in our sole discretion.

If Dr. Patti’s employment is terminated by him for good reason or by us for any reason other than cause, death or disability (as those terms are defined in the agreement) in either case within 60 days prior to or one year after a change in control, Dr. Patti will receive a lump-sum cash amount equal to the sum of (i) Dr. Patti’s unpaid salary and vacation through such termination; plus (ii) any cash incentive compensation earned and unpaid through such termination; plus (iii) two times (2x) the sum of (A) Dr. Patti’s annual base salary as then in effect and (B) the cash incentive compensation paid to Dr. Patti in respect of the most recent fiscal year prior to the year in which the change in control occurs; plus (iv) a payment equal to the present value of the premium payments that would be made by us if Dr. Patti were to continue to be covered under our group health, life and disability insurance for twenty four (24) months, which amount will be determined by us in our sole discretion.

Employment Agreement with Mark P. Colonnese, Executive Vice President and Chief Financial Officer

Effective November 2, 2015, we entered into an Employment Agreement with Mr. Colonnese in conjunction with his appointment as Executive Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Colonnese will receive an annual base salary of $330,000 (now $349,800), subject to adjustment as determined by the Compensation Committee, and will be eligible for an incentive payment, as the Board or a committee thereof will determine, based on specified goals. Subject to the terms and conditions of such cash and equity-based incentive compensation plans, Mr. Colonnese’s annual cash incentive compensation will be targeted at not less than 40% of his then annual base salary, subject to the achievement of performance goals as may be determined by the Company.

The agreement originally continued through December 31, 2016 and thereafter is renewable automatically for successive one year periods (without any action by either party) effective as of January 1 of each year but may be terminated by either party prior to such date in accordance with the terms of the agreement.

In the event Mr. Colonnese’s employment is terminated by us for any reason other than cause, death or disability or in connection with a change in control, or if Mr. Colonnese terminates his employment for good reason other than in connection with a change in control, the Company will pay Mr. Colonnese a lump sum equal to the sum of (i) Mr. Colonnese’s earned but unpaid base annual salary and accrued but unused vacation for the year in which the termination occurs, in each case, through such termination; plus (ii) any earned but unpaid cash incentive compensation for the fiscal year immediately preceding the fiscal year in which such termination occurs; plus (iii) Mr. Colonnese’s base salary for 12 months; plus (iv) the product of one times (1.0x) the cash incentive compensation paid to Mr. Colonnese in respect of the most recent fiscal year prior to the year in which such termination occurs, plus (v) an amount equal to the present value of the premium payments that would be made by the company if Mr. Colonnese were to continue to be covered under the Company’s group health, life and disability insurance for 12 months, which amount will be determined by us in our sole discretion.

If Mr. Colonnese’s employment is terminated by him for good reason or by us for any reason other than cause, death or disability (as those terms are defined in the agreement), in either case, within 60 days prior to or one year after a change in control, Mr. Colonnese shall receive a lump-sum cash payment equal to the sum of (i) Mr. Colonnese’s earned but unpaid base salary and accrued but unused vacation for the year in which the termination occurs, in each case through such termination; plus (ii) any earned but unpaid cash incentive compensation for the fiscal year immediately preceding the fiscal year in which such termination occurs (payable at the time that incentive compensation is paid to active employees for such fiscal year); plus (iii) one and a half times (1.5x) the sum of (A) Mr. Colonnese’s annual base salary as then in effect and (B) the cash incentive compensation paid to Mr. Colonnese in respect of the most recent fiscal year prior to the year in which the change in control occurs; plus (iv) a payment equal to the present value of the premium payments that would be made by the Company if Mr. Colonnese were to continue to be covered under the Company’s group health, life and disability insurance for 18 months, which amount will be determined by us in our sole discretion.

2017 Annual Incentive Compensation

To align each executive officer’s efforts with our financial, operations and strategic goals, on an annual basis the Compensation Committee and/or Board will approve key corporate goals for purposes of establishing an executive’s potential short-term cash incentive award, and, in any given year, these goals will be generally related to the achievement of specific research, clinical, regulatory, business development, operational or financial milestones. Each of these corporate goals is assigned a respective weighting relative to all the corporate goals. For fiscal 2017, based upon actual performance, an achievement level of between a threshold of 70% and a maximum of 130% was assigned to each goal by the Compensation Committee. If actual performance fell below the 70% threshold, the goal was assigned a 0% achievement level and no incentive compensation would be earned on that particular goal.

For our fiscal year ended June 30, 2017, Dr. Patti’s and Mr. Colonnese’s annual performance-based short-term incentive target awards, as a percentage of base salary, were 50% and 40%, respectively. The amount of the annual cash incentive actually earned and payable to each named executive officer depends primarily on the level of achievement, as determined by the Compensation Committee, of the overall corporate goals that have been approved by the Compensation Committee. For example, if the Compensation Committee determined that a 75% achievement level was met with respect to the corporate goals during a given year, Dr. Patti would be eligible for a cash incentive of 37.50% of his base salary (50% target x 75% achievement level). In its discretion, the Compensation Committee may award incentive payments to the executives above or below the target amount, particularly in cases where goals are materially exceeded.

Our fiscal 2017 performance goals defined by the Compensation Committee include various clinical, business development and financial goals.

Following the completion of our 2017 fiscal year, the Compensation Committee determined that the threshold level of achievement necessary for a payout was not met. Therefore, neither Dr. Patti nor Mr. Colonnese received a bonus for fiscal year 2017 performance.

2017 Equity Compensation

In addition to base salary and performance-based cash incentive awards, we provide long-term equity-based incentive awards to our executive officers. For fiscal 2017, these equity-based incentive awards consisted of a grant of stock options that vest in equal annual installments on each of the first three anniversaries following the grant date. Each of Dr. Patti and Mr. Colonnese received an additional stock option grant on April 3, 2017. One third of these options vested on the six month anniversary of the grant date, and the remaining options vest in equal monthly installments from November 3, 2017 through April 3, 2018. With respect to the option grant made on April 3, 2017, (i) if the named executive officer’s position is eliminated following a change in control (as defined in our equity incentive plan) or the named executive officer resigns for good reason (as defined in the named executive officer’s employment agreement with us), vesting will accelerate to 100% and the named executive officer will have eighteen (18) months to exercise all vested options and (ii) if the named executive officer’s position is eliminated other than after a change in control, vesting will accelerate to 100% and the named executive officer will have eighteen (18) months to exercise all vested options. We believe that stock option awards help further our compensation objectives by encouraging our executives to remain with us at least through the vesting period of these awards and providing them with an incentive to continue to focus on our long-term financial performance and increasing stockholder value.

Retirement Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executives and other eligible employees are eligible to participate in our 401(k) defined contribution plan. We currently make matching contributions to participants in the 401(k) plan in an amount equal to 25 percent of the employee’s deferral up to a maximum of four percent of an employee’s salary, subject to statutory limits.

Director Compensation

During fiscal 2017 our non-employee directors were compensated in the following manner under our existing director compensation program.

Annual and Meeting Fees. During 2017, our non-employee directors received the following cash compensation for their service on the board of directors and its committees:

•	$37,000 annual cash retainer;

•	$20,000 for the non-executive chairman of the board and $15,000 for lead director (if applicable);

•	$17,500 for the chair of our Audit Committee and $8,750 for each of its other members;

•	$12,500 for the chair of our Compensation Committee and $6,250 for each of its other members; and

•	$9,000 for the chair of our Nominating and Corporate Governance Committee and $4,500 for each of its other members.

•	$4,500 for the chair of our Transactions Committee and $3,500 for each of its other members. Cash compensation of $13,000 for the chair of the Transactions Committee and $10,000 for each of its other members is payable in connection with and at the conclusion of our strategic review process.

Equity Awards. Our current non-employee director equity compensation policy provides that each non-employee director will receive, upon the initial effective date of such director’s appointment, a stock option award to purchase 35,000 shares of the Company’s Common Stock under the Company’s 2016 Equity Incentive Plan, one-third (33%) of which will vest on the first, second and third anniversary of the grant date. In addition each non-employee director will receive an annual award of options to purchase 20,000 shares of the Company’s Common Stock under the Company’s 2016 Equity Incentive Plan that will vest on the one year anniversary of the grant date.

Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings solely among the non-employee directors.

The exercise price of all stock options granted to directors is equal to the fair market value of the Company’s Common Stock on the date of the grant. The following table summarizes compensation received by the Company’s directors during the fiscal year ended June 30, 2017:

Director Compensation — 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Geoffrey Cox, Ph.D.(2)	$52,375	$—	$5,940	$—	$58,315
Michael Dougherty(3)	55,500	—	5,940	—	61,440
Russell Plumb (4)(7)	62,375	—	5,940	—	68,315
John P. Richard(5)(7)	54,875	—	5,940	—	60,815
Anne VanLent(6)	74,125	—	5,940	—	80,065
Armando Anido(7)(8)	54,875	—	5,940	—	60,815
Michael W. Dunne, M.D.(7)(9)	46,875	—	5,940	—	52,815

(1)

Amounts represent the grant date valuation of the awards computed in accordance with the FASB ASC Topic 718. The awards vest on the one year anniversary of the grant date. See Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the Commission on September 1, 2017 for a discussion of the relevant assumptions used in calculating value pursuant to FASB ASC Topic 718.

(2)	As of June 30, 2017, Dr. Cox held 96,666 options to purchase shares of our Common Stock.
(3)	As of June 30, 2017, Mr. Dougherty held 105,000 options to purchase shares of our Common Stock.
(4)	As of June 30, 2017, Mr. Plumb held 622,453 options to purchase shares of our Common Stock.
(5)	As of June 30, 2017, Mr. Richard held 105,000 options to purchase shares of our Common Stock.
(6)	As of June 30, 2017, Ms. VanLent held 105,000 options to purchase shares of our Common Stock.
(7)	Includes compensation earned from participation on ad hoc Transactions Committee, $4,500 for the chair and $3,000 for a member.
(8)	As of June 30, 2017, Mr. Anido held 75,000 options to purchase shares of our Common Stock.
(9)	As of June 30, 2017, Dr. Dunne held 75,000 options to purchase shares of our Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 30, 2017 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The column entitled “Percentage of Shares of Common Stock Beneficially Owned” is based on 38,649,237 shares of Common Stock outstanding as of June 30, 2017, assuming no further exercises of outstanding options or warrants. Ownership is based upon information provided by each respective director and officer, Forms 4, Schedules 13D and 13G and other public documents filed with the SEC for some of the stockholders.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate beneficial ownership for any other purpose. For purposes of calculating each person’s or group’s percentage ownership, except as set forth in the footnotes to the beneficial ownership table below, stock options exercisable or equity awards that are vested or will vest within 60 days after June 30, 2017 are included for that person or group, but not such awards of any other person or group.

Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by them, subject to community property laws, where applicable.

Name of Beneficial Owner	Shares Beneficially Owned		Percentage of Shares of Common Stock Beneficially Owned
Directors and Named Executive Officers
Joseph M. Patti, M.S.P.H., Ph.D.	1,091,264	(1)	2.75%
Russell H. Plumb	805,666	(2)	2.05%
Mark P. Colonnese	130,750	(3)	*
Anne VanLent	120,000	(4)	*
Michael Dougherty	85,000	(5)	*
John Richard	85,000	(5)	*
Geoffrey Cox, Ph.D.	76,666	(6)	*
Armando Anido	31,550	(7)	*
Michael W. Dunne, M.D.	31,550	(7)	*
All executive officers and directors as a group (9 persons)	2,457,446		6.03%

Greater than 5% Beneficial Owners
Landon T. Clay	3,396,030	(8)	8.79%
Krensavage Asset Management, LLC	2,836,326	(9)	7.34%
SC Fundamental, LLC	1,972,632	(10)	5.10%

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)	Represents options to purchase 965,136 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017 and 126,128 shares of Common Stock.
(2)	Represents options to purchase 602,453 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017 and 203,213 shares of Common Stock.
(3)	Represents options to purchase 123,750 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017 and 7,000 shares of Common Stock.
(4)	Represents options to purchase 85,000 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017 and 35,000 shares of Common Stock.
(5)	Represents options to purchase 85,000 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017.
(6)	Represents options to purchase 76,666 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017.
(7)	Represents options to purchase 31,550 shares of Common Stock currently exercisable or exercisable within 60 days of June 30, 2017.
(8)

Based solely upon information contained in a Schedule 13D filed with the SEC on June 19, 2017 by Landon T. Clay, Thomas M. Clay and East Hill Management, LLC as to ownership of the Company’s shares as of June 7, 2017. The address of each Landon T. Clay and East Hill Hedge Fund, LLC is c/o East Hill Management Company, LLC 70 Main Street, Suite 300, Peterborough, NH 03458. Landon T. Clay is the managing member of East Hill Management Company, LLC (“EHM”). EHM has six (6) investment advisory clients (the “Clients”), including East Hill Hedge Fund, LLC (“EHHF”) each of which own shares of the Company. As a result of such relationships, Landon T. Clay may be deemed to beneficially own the shares held by Landon T. Clay 2009 Revocable Trust which Mr. Clay is a trustee of, shares held by EHM, shares held by the Clients shares held by Lavinia Clay, the spouse of Landon T. Clay.

(9)

Based solely upon information contained in a Schedule 13F filed with the SEC on August 14, 2017 by Krensavage Asset Management as to ownership of the Company’s shares as of June 30, 2017. The address of Krensavage Asset Management is 130 East 59th St, 11th Floor, New York, NY 10022.

(10)

Based solely upon information contained in a Schedule 13D filed with the SEC on June 30, 2017 by SC Fundamental as to ownership of the Company’s shares as of June 21, 2017. The address of 747 Third Avenue, 27th Floor, New York, New York 10017. SC Fundamental, LLC (SCFLLC) is a New York limited liability company and is the general partner of SC Fundamental Value Fund, L.P. (the “Fund”), a Delaware limited partnership. Employee members of SCFLLC and SCFMLLC (SC Fund Management LLC) are Peter M. Collery, Neil H. Koffler, John T. Bird and David A. Hurwitz. SC Fund Management Profit Sharing Plan is also part of the beneficial ownership group.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of

June 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,315,052	(1)	$	2,918,104	(2)
Equity compensation plans not approved by security holders	1,251,590	(3)	3.62	—

Total	7,566,642		2.40	2,918,104

(1)	Reflects 6,315,052 shares of Common Stock issuable upon the exercise of stock options.
(2)	The number of shares of Common Stock that are available for future issuance under the 2016 Equity Incentive Plan as of June 30, 2017.
(3)

Reflects shares of Common Stock reserved for issuance upon exercise of stock options that were awarded outside of equity compensation plans approved by security holders as inducement grants in connection with the commencement of employment of certain new hires.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From the beginning of the last fiscal year to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest.

Policies and Procedures for Related-Party Transactions

The Company’s Related Party Transaction Policy and Procedures requires all directors and officers of the Company to bring any potential transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) involving a “related person” (as such term is defined in Item 404 of Regulation S-K) to the attention of the Audit Committee or such other committee of the Board as shall be appropriate (the “Committee”). Under the policy, the Committee is responsible for reviewing and either approving or disapproving transactions involving potential conflicts of interest with corporate officers and directors, whenever possible in advance of the creation of such transaction or conflict and all other related party transactions. In determining whether to approve or ratify such a transaction, the Committee will take into account, among other factors it deems appropriate, the material terms of the transaction, the nature of the related party’s interest in the transaction, the significance of the transaction to the related party and the nature of the related party’s relationship with the Company, the significance of the transaction to the Company, and whether the transaction would present an improper conflict of interest for any director or officer of the Company taking into account factors like the size of the transaction, the overall financial position of the director or officer, the direct or indirect nature of the director’s or officer’s interest in the transaction and the ongoing nature of any proposed relationship and any other factors deemed relevant.

Related Person Transactions

The Company is not aware of any transactions, since the beginning of the last fiscal year, or any proposed transactions, in which the Company was or is a party, where the amount involved exceeded $120,000 and in which a director, director nominee, executive officer, holder of more than 5% of the Company’ Common Stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Independence of Directors

The Company’s By-Laws provide that the number of members of the Board of Directors shall be determined from time-to- time by vote of a majority of directors then in office. The Board of Directors currently has eight members.

The Board of Directors has determined that Messrs. Dougherty, Anido and Richard, Ms. VanLent and Drs. Dunne and Cox are independent under the standards of independence applicable to companies listed on the NASDAQ Global Select Market (“Nasdaq”). In addition, as required by Nasdaq, the Board of Directors has made an affirmative determination as to each independent director that no relationships exists which, in the opinion of the Board of Directors, would interfere with such director’s exercise of independent judgment in carrying out his or her responsibilities as a director of the Company.

The members of the Company’s Audit Committee are Ms. VanLent (Chair), Mr. Dougherty and Mr. Richard. The Board has determined that all members of the Audit Committee are independent directors under the NASDAQ listing standards and each of them is able to read and fundamentally understand financial statements. The Board has determined that Ms. VanLent qualifies as an “Audit Committee financial expert” as defined by the rules of the SEC. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company as well as audits of its financial statements. The responsibilities of the Audit Committee include appointing and approving the compensation of the independent registered public accounting firm selected to conduct the annual audit of the Company’s accounts, reviewing the scope and results of the independent audit, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent registered public accounting firm. The Audit Committee is governed by a written charter approved by the Board.

Item 14. Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm, Ernst & Young LLP. These services and fees are also reviewed with our audit committee annually. In accordance with SEC rules and regulations, Ernst & Young LLP periodically rotates the individuals who are responsible for Aviragen’s audit.

The following table sets forth the aggregate fees incurred by the Company for audit and other services provided by Ernst & Young LLP (“E&Y”) and PricewaterhouseCoopers LLP (U.S.) (“PwC”) for the fiscal years ended June 30, 2017 and 2016:

Fees Billed to Aviragen	Fiscal Year 2017	Fiscal Year 2016
Audit fees EY(1)	$411,351	$427,000
Audit related fees EY(2)	—	—
Audit fees PwC(1)	—	154,474
Audit related fees PwC(2)(3)	19,000	—
Tax fees(4)	—	—
All other fees	—	25,000

Total fees	$430,351	$606,474

(1)

“Audit fees” include fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly reviews. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2)

“Audit related fees” include fees for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees.”

(3)

PricewaterhouseCoopers was the independent registered public accounting firm that audited Aviragen Therapeutics, Inc.’s financial statements for the fiscal year ended June 30, 2015. PricewaterhouseCoopers was dismissed and Ernst & Young LLP was engaged by the Company on March 23, 2016.

(4)

“Tax fees” include fees for tax advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, and assistance with tax audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all services to be provided by the Company’s independent registered public accounting firm. Pre-approval is required for audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for up to a year, related to a particular defined task or scope of work and subject to a specific budget. In other cases, a designated member of the Audit Committee, typically the Chair, may have been delegated authority from the Audit Committee to pre-approve additional services, and such pre-approval is later reported to the full Audit Committee.

All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2): No financial statements or schedules are filed with this Form 10/K-A

(a)(3) List of Exhibits Required by Item 601 of Regulation S-K

See Item 15(b) below.

(b) Exhibits

The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alpharetta, Georgia on this 20th day of October 2017.

Aviragen Therapeutics, Inc.

By:	/s/ Joseph M. Patti, M.S.P.H.,Ph.D.

Joseph M. Patti
President and Chief Executive Officer

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-K/A	Form	File No.	Date Filed

31.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.3*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.4*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

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