Form 10-Q
period 2017-09-30
Aviragen Therapeutics, Inc.
filed 2017-11-07
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐     No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at November 3, 2017 was 38,649,237 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aviragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	September 30, 2017	June 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$19.6	$17.7
Short-term investments	14.5	20.9
Accounts receivable, net of allowance	0.1	0.6
Prepaid and other current assets	0.3	0.7
Total current assets	34.5	39.9
Non-current assets:
Property and equipment, net	0.2	0.2
Total assets	$34.7	$40.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.3	$1.4
Accrued expenses	2.2	2.9
Short-term note payable	0.2	0.2
Liability related to sale of future royalties, current portion	1.5	1.4
Total current liabilities	5.2	5.9
Non-current liabilities:
Long-term note payable, net of current portion	0.1	0.1
Liability related to sale of future royalties, net of current portion	15.4	15.3
Other long-term liabilities, net of current portion	0.1	0.1
Total liabilities	20.8	21.4

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.10 par value: 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,649,237 shares issued and outstanding at September 30, 2017 and June 30, 2017	3.9	3.9
Additional paid-in capital	160.1	159.6
Accumulated other comprehensive income	19.0	19.0
Accumulated deficit	(169.1)	(163.8)
Total stockholders’ equity	13.9	18.7
Total liabilities and stockholders’ equity	$34.7	$40.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended September 30,
	2017	2016
Revenue:
Royalty revenue	$-	$0.1
Non-cash royalty revenue related to the sale of future royalties	0.1	-
Total revenue	0.1	0.1

Operating expense:
Research and development	2.8	7.6
General and administrative	2.3	2.2
Foreign exchange (gain) loss, net	-	(0.1)
Total operating expense	5.1	9.7
Loss from operations	(5.0)	(9.6)
Other (expense) income:
Non-cash interest expense on liability related to sale of future royalties	(0.4)	(0.4)
Interest income	0.1	-
Total other (expense) income	(0.3)	(0.4)

Loss before tax	(5.3)	(10.0)
Income tax expense	-	-
Net loss	$(5.3)	$(10.0)

Basic and diluted net loss per share	$(0.14)	$(0.26)

Basic and diluted weighted-average shares outstanding	38,649,237	38,640,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2017	38,649,237	$3.9	$159.6	$(163.8)	$19.0	$18.7
Net loss	-	-	-	(5.3)	-	(5.3)
Share-based compensation	-	-	0.5	-	-	0.5
Balances at September 30, 2017	38,649,237	$3.9	$160.1	$(169.1)	$19.0	$13.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Three Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(5.3)	$(10.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	0.5	0.4
Non-cash interest expense related to sale of future royalties	0.4	0.4
Non-cash royalty revenue related to sale of future royalties	(0.1)	-

Change in operating assets and liabilities:
Accounts receivable	0.5	-
Prepaid expenses and other current assets	0.4	(1.2)
Accounts payable and accrued expenses	(0.9)	(0.3)
Net cash used in operating activities	(4.5)	(10.7)

Cash flows from investing activities:
Purchases of short and long-term investments	(7.0)	-
Maturity of short-term investments	13.4	6.9
Net cash provided by investing activities	6.4	6.9

Increase (decrease) in cash and cash equivalents	1.9	(3.8)
Cash and cash equivalents at beginning of period	17.7	49.7
Cash and cash equivalents at end of period	$19.6	$45.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended September 30, 2017)

 1)      Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: BTA074 (teslexivir), an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (“RV”) upper respiratory infections; and BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections. The Company also has a preclinical RSV non-fusion inhibitor program. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

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

On October 30, 2017, the Company announced that it had entered into a definitive Agreement and Plan of Merger and Reorganization dated October 27, 2017, among the Company, Agora Merger Sub, Inc. and Vaxart, Inc. (the “Merger Agreement”) pursuant to which Vaxart., a privately-held clinical-stage company focused on developing oral recombinant vaccines from its proprietary delivery platform, would become a wholly-owned subsidiary of the Company (the “Merger”). This transaction marks the culmination of the Company’s Strategic Review process which was initiated in April. The Merger will result in a combined company focused on developing orally-delivered vaccines and therapeutics to address a variety of viral infections.

The exchange ratio in the merger agreement was determined by Vaxart assigning $60,000,000 in value to Aviragen for its financial and clinical assets, and $90,000,000 in value for its own assets. On a pro forma basis after giving effect to the number of shares of Aviragen common stock that will be issued to Vaxart security holders in the Merger and assuming no adjustments for cash balances as provided for in the Merger Agreement, current Vaxart security holders will own approximately 60% of the combined company and current Aviragen security holders will own approximately 40% of the combined company. The transaction has been approved by the boards of directors of both companies. The Merger is expected to close in the first quarter of 2018, subject to the approval of the stockholders of each company as well as other customary conditions.

Upon closing of the Merger, the name of the combined company will become Vaxart, Inc. and shares of the combined company are expected to continue trading on the NASDAQ Capital Market under the proposed ticker symbol VXRT. Wouter Latour, M.D., will serve as Chief Executive Officer of the combined company.

Prior to the completion of the proposed merger, the Company plans to continue to finance its operations with existing cash, cash equivalents and investments.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All material adjustments considered necessary for a fair presentation have been included. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). Except as disclosed herein, there has been no material change in the information disclosed in the notes to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K that was filed with the SEC on September 1, 2017.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All inter-company transactions and balances are eliminated in consolidation.

Operating results for the three months ended September 30, 2017 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2018. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K.

The Company’s significant accounting policies have not changed since June 30, 2017.

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2017 and June 30, 2017, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

		Quoted Prices in	Significant
		Active Markets	Other	Significant
(in millions)		for Identical Assets	Observable Inputs	Unobservable Inputs
September 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$17.0	$6.3	$10.7	$—
Short-term investments available-for-sale	14.5	—	14.5	—
Total	$31.5	$6.3	$25.2	$—

(in millions) June 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$10.9	$5.9	$5.0	$—
Short-term investments available-for-sale	20.9	—	20.9	—
Total	$31.8	$5.9	$25.9	$—

Cash equivalents consist primarily of money market funds. Short-term investments consist of certificates of deposit, corporate securities, U.S. Treasury securities and U.S. agency securities, classified as available-for-sale and have maturities less than 365 days from the date of acquisition.

The following table shows the unrealized gains and losses and fair values for those investments as of September 30, 2017 and June 30, 2017 aggregated by major security type:

(in millions)		Unrealized	Unrealized
September 30, 2017	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$6.3	$-	$-	$6.3
Corporate notes	9.7	-	-	9.7
Commercial paper	15.5	-	-	15.5
Total	$31.5	$-	$-	$31.5

(in millions)		Unrealized	Unrealized
June 30, 2017	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$5.9	$—	$—	$5.9
Commercial paper	8.5	—	—	8.5
Corporate notes	17.4	—	—	17.4
Total	$31.8	$—	$—	$31.8

As of September 30, 2017 and June 30, 2017, the Company had investments in an unrealized gain (loss) position below material disclosure thresholds in the table above. The Company determined that the unrealized gains and losses on these investments were temporary in nature and expected the security to mature at its stated maturity principal. All available-for-sale securities held at September 30, 2017, will mature in less than one year. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments at September 30, 2017 and June 30, 2017, respectively. The fair value of the Company’s short-term note payable, which is measured using Level 2 inputs, approximates book value, at September 30, 2017 and June 30, 2017.

(4)	Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	September 30, 2017	June 30, 2017

Professional fees	$0.4	$0.4
Salary and benefits	0.4	0.4
Research and development expenses	1.3	1.8
Other accrued expenses	0.1	0.3
Total accrued expenses and other liabilities	$2.2	$2.9

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

The following table shows the activity within the liability account during the three months ended September 30, 2017:

in millions
Total Liability related to sale of future royalties, June 30, 2017	$16.7
Non-cash royalty revenue paid to HCRP	(0.2)
Non-cash interest expense recognized	0.4
Total Liability related to sale of future royalties, September 30, 2017	$16.9

(6)	Net Loss per share

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

The following tables set forth the computation of historical basic and diluted net loss per share.

	Three Months Ended September 30,
	2017	2016

Net loss (in millions)	$(5.3)	$(10.0)
Weighted-average shares outstanding	38,649,237	38,640,487
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,649,237	38,640,487
Basic net loss per share	$(0.14)	$(0.26)
Diluted net loss per share	$(0.14)	$(0.26)
Number of anti-dilutive share-based awards excluded from computation	7,452,999	5,806,900

(7)	Licenses, Royalty Collaborative and Contractual Arrangements

Royalty agreements

The Company entered into a royalty-bearing research and license agreement with GlaxoSmithKline (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza® to treat influenza. Under the terms of the agreement, the Company licensed zanamivir to GSK on an exclusive, worldwide basis. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio is scheduled to expire in July 2019 in Japan. Until that patent expires, the Company will receive a 7% royalty on GSK’s annual net sales of Relenza® in Japan.

The Company also generates royalty revenue from the sale of Inavir® (laninamivir octanoate or LANI) in Japan, pursuant to a collaboration and license agreement and a related commercialization agreement (collectively, the “Inavir® License Agreement”) with Daiichi Sankyo. Under the Inavir® License Agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and is eligible to earn sales milestone payments. Under the Inavir® License Agreement, the Company and Daiichi Sankyo have cross-licensed the world-wide rights to develop and commercialize the related intellectual property, and have agreed to share equally in any royalties, license fees, or milestone or other payments received from any third party licenses outside of Japan. The patent relating to hydrates and the crystalline form of LANI used in Inavir® expires in 2021 (not including extensions) in the U.S. and EU and in 2024 in Japan. In February 2015, a patent containing claims relevant to the manufacture of Inavir ® was issued in Japan and expires in December 2029.

In April 2016, the Company entered into a Royalty Interest Acquisition Agreement (“Agreement”) with HCRP. Under the Agreement, HCRP made a $20 million cash payment to the Company in consideration for acquiring from the Company certain royalty rights (“Royalty Rights”) related to Inavir® in the Japanese market.

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended September 30,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$-	$0.1
Non-cash royalty revenue related to the sale of future royalties	0.1	-
Total revenue	$0.1	$0.1

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

(8)	Subsequent Events

On October 30, 2017, the Company announced that it had entered into the Merger Agreement pursuant to which Vaxart., a privately-held clinical-stage company focused on developing oral recombinant vaccines from its proprietary delivery platform, would become a wholly-owned subsidiary of the Company. This transaction marks the culmination of the Company’s Strategic Review process which was initiated in April. The Merger will result in a combined company focused on developing orally-delivered vaccines and therapeutics to address a variety of viral infections.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our expectations as to when enrollment will be completed and top-line safety and efficacy data for BTA074 (teslexivir), are expected;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●	the number of months that our current cash, cash equivalents, investments and anticipated future proceeds from existing royalty-bearing licenses will allow us to operate; and
●	the expected post-Merger share ownership split between Vaxart and Aviragen stockholders and anticipated timing of the closing of the Merger.

Various important factors could cause actual results, performance, events or achievements to materially differ from those expressed or implied by forward-looking statements, including the U.S. Food and Drug Administration (“FDA”) or a similar regulatory body in another country, a data safety monitoring board, or an institutional review board delaying, limiting, suspending or terminating any of the Company’s clinical development programs at any time for a lack of safety, efficacy, tolerability, anti-viral activity, commercial viability, regulatory or manufacturing issues, or any other reason whatsoever; the Company's ability to secure, manage and retain qualified third-party clinical research, preclinical research, data management and contract manufacturing organizations upon which it relies to assist in the design, development, implementation and execution of the clinical and preclinical development of all its product candidates; and these third-party organizations fulfilling their contractual obligations on a timely and satisfactory basis; the safety or efficacy data from planned or ongoing future preclinical and clinical studies of any of its product candidates not supporting the clinical development of that product candidate; the successful enrollment of the requisite number of study participants on a timely basis; the Company’s ability to comply with applicable government regulations in various countries and regions in which we are conducting, or expect to conduct, clinical trials; the Company’s ability to retain and recruit sufficient staff, including key executive management and employees, to manage our business; the Company’s ability to maintain, protect or defend its proprietary rights from unauthorized use by others, or not infringe on the intellectual property rights of others; our ability to successfully manage our expenses, operating results and financial position in line with our plans and expectations; the condition of the financial equity and debt markets and our ability to raise sufficient funding in such markets; changes in the general economic business or competitive conditions in the industry or with respect to our product candidates; potential employee resignations on short notice; provisions in certificate of incorporation, bylaws and laws of Delaware containing provisions that could delay or discourage a change in control of the Company; the Company’s obtaining the requisite stockholder approval and other conditions to the Merger being satisfied; and other cautionary statements contained elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the U.S. Securities and Exchange Commission on September 1, 2017.

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

Aviragen is a registered trademark of Aviragen Therapeutics Inc., Relenza® is a registered trademark of GlaxoSmithKline plc, and Inavir® is a registered trademark of Daiichi Sankyo Company, Ltd.

References to “we,” “us,” and “our” refer to Aviragen Therapeutics, Inc. and its subsidiaries.

The following is a discussion and analysis of the major factors contributing to our results of operations for the three months ended September 30, 2017, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Company Overview

We are focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: BTA074 (teslexivir), an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus (“RV”) upper respiratory infections; and BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus infections.

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

On October 30, 2017, the Company announced that it had entered into the Merger Agreement pursuant to which Vaxart., a privately-held clinical-stage company focused on developing oral recombinant vaccines from its proprietary delivery platform, would become a wholly-owned subsidiary of the Company. This transaction marks the culmination of the Company’s Strategic Review process which was initiated in April. The Merger will result in a combined company focused on developing orally-delivered vaccines and therapeutics to address a variety of viral infections.

The exchange ratio in the merger agreement was determined by Vaxart assigning $60,000,000 in value to Aviragen for its financial and clinical assets, and $90,000,000 in value for its own assets. On a pro forma basis after giving effect to the number of shares of Aviragen common stock that will be issued to Vaxart security holders in the Merger and assuming no adjustments for cash balances as provided for in the Merger Agreement, current Vaxart security holders will own approximately 60% of the combined company and current Aviragen security holders will own approximately 40% of the combined company. The transaction has been approved by the boards of directors of both companies. The Merger is expected to close in the first quarter of 2018, subject to the approval of the stockholders of each company as well as other customary conditions.

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

We base our estimates and judgments on historical experience, current economic and industry conditions, and various other factors that we believe to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies that require significant judgment and estimates as discussed in detail in our 2017 annual 10-K filing:

•	Use of estimates
•	Revenue recognition
•	Accrued expenses
•	Share-based compensation

For a description of recent accounting policies and the impact on our financial statements, refer to Note 2 in the condensed consolidated financial statements.

Results of Operations for the Three months ended September 30, 2017 and September 30, 2016

Summary. For the three months ended September 30, 2017, we reported a net loss of $5.3 million, as compared to a net loss of $10.0 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.14 for the three month period ended September 30, 2017, as compared to a basic and diluted net loss per share of $0.26 in the same period of 2016. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue remained the same at $0.1 million for the three month periods ended September 30, 2017 and 2016. The following table summarizes the key components of our revenue for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$-	$0.1
Non-cash royalty revenue related to the sale of future royalties	0.1	-
Total revenue	$0.1	$0.1

Research and Development Expense. Research and development expense decreased to $2.8 million for the three months ended September 30, 2017 from $7.6 million for the same period in 2016. The following table summarizes the components of our research and development expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	(in millions)
	2017	2016

Direct preclinical, clinical and product development expenses	$1.9	$6.4
Salaries, benefits and share-based compensation expenses	0.8	1.1
Depreciation and facility related expenses	0.1	0.1
Total research and development expense	$2.8	$7.6

Direct preclinical, clinical and product development expense decreased largely due to reduced clinical trial activity and manufacturing costs, as two of our three Phase 2 clinical trials came to a close in the end of the prior fiscal year. Salaries, benefits and share-based compensation expenses decrease due to a reduction in headcount during the fourth quarter of fiscal 2017.

General and Administrative Expense. General and administrative expense increased to $2.3 million for the three months ended September 30, 2017 from $2.2 million for the same period in 2016. The following table summarizes the components of our general and administrative expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	(in millions)
	2017	2016

Salaries, benefits and share-based compensation expenses	$1.1	$1.0
Professional and legal fees expenses	0.6	0.4
Other expenses	0.6	0.8
Total general and administrative expense	$2.3	$2.2

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a gain of $0.1 million in the three months ended September 30, 2016 to no gain or loss for the three months ended September 30, 2017. The negative impact on foreign exchange on our statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound and Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

 LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2017, cash and cash equivalents increased by $1.9 million. This increase was primarily the result of the maturities of our short-term investments.

Net cash used by operating activities was $4.5 million for the three months ended September 30, 2017, which reflected our net loss during the period of $5.3 million, a net decrease in operating liabilities of $0.9 million, partially offset by net non-cash adjustments of $0.8 million and a net decrease in operating assets of $0.9 million. Non-cash adjustments consist of $0.4 million in non-cash interest expense and $0.5 million in share-based compensation expense, partially offset by $0.1 million in non-cash royalty income.

Our net loss resulted largely from our funding of research and development activities including conducting clinical and preclinical studies, manufacturing and formulation of our product candidates, as well as ongoing general and administrative expenses. The net changes in operating assets and liabilities primarily reflects a $0.9 million decrease in accounts payable and accrued expense due to reduced clinical trial activity, offset by a $0.4 million decrease in prepaid expenses, also due to reduced clinical trial activity and a $0.5 million decrease in receivables, which is largely related to royalty income.

Net cash provided by investing activities during the three months ended September 30, 2017 consisted of the maturity of $13.4 million of investments, partially offset by the purchase of $7.0 million of investments.

At September 30, 2017, our cash, cash equivalents and investments totaled $34.1 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks. Our short-term investments consist primarily of highly-rated corporate securities.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash, cash equivalents and investments of approximately $34.1 million as of September 30, 2017, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months from the date of this report.

We have an ATM facility in place, which may allow us to quickly access the equity capital markets if we think it is prudent to do so and if market conditions allow. However, we currently do not have any commitments for future funding, nor do we anticipate that we will generate significant revenue, aside from revenue from existing royalty-bearing arrangements.

On October 30, 2017, the Company announced that it had entered into the Merger Agreement pursuant to which Vaxart, a privately-held clinical-stage company focused on developing oral recombinant vaccines from its proprietary delivery platform, would become a wholly-owned subsidiary of the Company. This transaction marks the culmination of the Company’s Strategic Review process which was initiated in April. The Merger will result in a combined company focused on developing orally-delivered vaccines and therapeutics to address a variety of viral infections.

Contractual and Commercial Commitments

There have been no material changes from the information included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

Risks Related to Investment in our Business

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and accompanying notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Risks Related to Our Pending Merger

Because the lack of a public market for Vaxart shares makes it difficult to evaluate the fairness of the Merger, the stockholders of Vaxart may receive consideration in the Merger that is less than the fair market value of the Vaxart shares and/or we may pay more than the fair market value of the Vaxart shares.

The outstanding capital stock of Vaxart is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Vaxart. Because the percentage of our equity to be issued to Vaxart securityholders was determined based on our negotiations with Vaxart, it is possible that the value of our common stock to be issued to Vaxart securityholders will be less than the fair market value of Vaxart, or we may pay more than the aggregate fair market value for Vaxart.

There is no assurance that the proposed Merger between us and Vaxart will be completed in a timely manner or at all. If the Merger with Vaxart is not consummated, our business could suffer materially and our stock price could decline.

The consummation of the proposed Merger between us and Vaxart is subject to a number of closing conditions, including the approval by our stockholders of the issuance of our shares in the Merger and other customary closing conditions. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed.

If the proposed Merger between us and Vaxart is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

•  we have incurred and expect to continue to incur significant expenses related to the proposed Merger with Vaxart even if the Merger is not consummated;

•  we could be obligated to pay Vaxart up to a $1.95 million termination fee under certain circumstances pursuant to the Merger Agreement;

•  the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed; and

•  we may not be able to pursue an alternate merger transaction if the proposed Merger with Vaxart is not completed.

The market price of our common stock following the Merger may decline as a result of the Merger.

The market price of our common stock may decline as a result of the Merger for a number of reasons including if:

•  investors react negatively to the prospects of the combined organization’s business and prospects from the Merger;

•  the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•  the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede the ability of Aviragen to make acquisitions, subject to certain exceptions relating to fiduciaries duties, or complete other transactions that are not in the ordinary course of business, pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party, subject to, in the case of Aviragen, certain exceptions. These restrictions apply even if such transactions could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Aviragen and Vaxart from soliciting competing proposals or cooperating with persons making unsolicited acquisition proposals, except in the case of Aviragen if Aviragen’s board of directors determines in good faith, after consultation with our outside financial advisors and outside legal counsel, that an unsolicited alternative competing proposal is or is reasonably likely to result in a superior competing proposal and that failure to enter into discussions with the proponent of the proposal is reasonably likely to be inconsistent with the board’s fiduciary duties. In addition, even if our board of directors desires to terminate the Merger Agreement to accept a superior competing proposal, the Merger Agreement requires that we must first hold a meeting of our stockholders before we can terminate the Merger Agreement.  If we or Vaxart terminate the Merger Agreement under certain circumstances, including terminating because of a decision of our board of directors to recommend a superior proposal, we would be required to pay a termination fee of $1.95 million to Vaxart. This termination fee and the other requirements of the Merger Agreement described above may discourage third parties from submitting competing proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend an alternative proposal.

Some Aviragen executive officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers and directors of Aviragen participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, the continued service as an officer or director of the combined organization and continued indemnification, severance payments upon termination of employment and acceleration of stock options.

Failure to obtain stockholder approval for the proposed reverse stock split may result in our stock being delisted from the NASDAQ Capital Market.

We are required pursuant to the terms of the Merger Agreement to submit to our stockholders a proposal to approve an amendment to our certificate of incorporation to authorize our board of directors to effect a reverse stock split of all outstanding shares of our common stock. If our proposal for implementing a reverse stock split is not approved by our stockholders, we will likely not be able to regain compliance with the minimum bid price requirement of the NASDAQ Stock Market LLC (“Nasdaq”) and as a consequence, Nasdaq will provide us written notification that our common stock will be delisted. Upon receipt of such delisting letter, we may appeal the determination to the Hearings Panel (the “Panel”). At the hearing, we will be required to provide a plan to regain compliance. If the Panel decides to continue with delisting of the Company, the Panel’s decision may be appealed to the Nasdaq Listing and Hearing Review Council but such appeal will not stay the delisting process. There can be no assurance that, if the Company does appeal any delisting determination, any such appeal would be successful.

The issuance of shares of our common stock to Vaxart stockholders in the pending Merger will dilute substantially the voting power of our current stockholders.

If the pending Merger is completed, each outstanding share of Vaxart common stock will be converted into the right to receive a number of shares of our common stock equal to the exchange ratio determined pursuant to the Merger Agreement. Immediately following the Merger, our equityholders are expected to own approximately 40% of the outstanding capital stock of the combined company on a fully diluted basis, and the Vaxart equityholders are expected to own approximately 60% of the outstanding capital stock of the combined company on a fully diluted basis. Accordingly, the issuance of shares of our common stock to Vaxart stockholders in the merger will reduce significantly the relative voting power of each share of our common stock held by our current equityholders. Consequently, our equityholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

The pendency of the Merger could have an adverse effect on the trading price of our common stock and our business, financial condition, results of operations or business prospects.

While there have been no significant adverse effects to date, the pendency of the Merger could disrupt our businesses in the following ways, including:

•  the attention of our management may be directed toward completion of the Merger and related matters and may be diverted from the day-to-day business operations; and

•  third parties may seek to terminate or renegotiate their relationships with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise.

Should they occur, any of these matters could adversely affect the trading price of our common stock or harm our financial condition, results of operations or business prospects.

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

Aviragen Therapeutics, Inc.

Date: November 7, 2017	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark P. Colonnese
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Aviragen Therapeutics, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

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