Form 10-Q
period 2017-12-31
Aviragen Therapeutics, Inc.
filed 2018-02-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☐     No    ☒

The number of shares outstanding of the registrant’s common stock, par value $0.10 per share at February 5, 2018 was 38,649,237 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Aviragen Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in millions, except share amounts)

	December 31, 2017	June 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$29.4	$17.7
Short-term investments	-	20.9
Accounts receivable, net of allowance	2.5	0.6
Prepaid and other current assets	0.5	0.7
Total current assets	32.4	39.9
Non-current assets:
Property and equipment, net	0.2	0.2
Total assets	$32.6	$40.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1.7	$1.4
Accrued expenses	2.5	2.9
Short-term note payable	0.3	0.2
Liability related to sale of future royalties, current portion	1.2	1.4
Total current liabilities	5.7	5.9
Non-current liabilities:
Long-term note payable, net of current portion	-	0.1
Liability related to sale of future royalties, net of current portion	16.0	15.3
Other long-term liabilities, net of current portion	0.1	0.1
Total liabilities	21.8	21.4

Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $0.10 par value: 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.10 par value: 200,000,000 shares authorized; 38,649,237 shares issued and outstanding at December 31, 2017 and June 30, 2017	3.9	3.9
Additional paid-in capital	160.4	159.6
Accumulated other comprehensive income	19.0	19.0
Accumulated deficit	(172.5)	(163.8)
Total stockholders’ equity	10.8	18.7
Total liabilities and stockholders’ equity	$32.6	$40.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(unaudited)
(in millions, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue:
Royalty revenue	$-	$1.5	$-	$1.6
Non-cash royalty revenue related to the sale of future royalties	2.7	2.3	2.8	2.3
Total revenue	2.7	3.8	2.8	3.9

Operating expense:
Research and development	2.5	10.2	5.3	17.8
General and administrative	3.1	2.1	5.4	4.3
Foreign exchange (gain) loss, net	-	0.1	-	-
Total operating expense	5.6	12.4	10.7	22.1
Loss from operations	(2.9)	(8.6)	(7.9)	(18.2)
Other (expense) income:
Non-cash interest expense on liability related to sale of future royalties	(0.4)	(0.5)	(0.8)	(0.9)
Interest income	-	0.1	0.1	0.1
Total other (expense) income	(0.4)	(0.4)	(0.7)	(0.8)

Loss before tax	(3.3)	(9.0)	(8.6)	(19.0)
Income tax expense	0.1	0.1	0.1	0.1
Net loss	$(3.4)	$(9.1)	$(8.7)	$(19.1)

Basic and diluted net loss per share	$(0.09)	$(0.24)	$(0.23)	$(0.49)

Basic and diluted weighted-average shares outstanding	38,649,237	38,640,487	38,649,237	38,640,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in millions, except for share amounts)

	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balances at June 30, 2017	38,649,237	$3.9	$159.6	$(163.8)	$19.0	$18.7
Net loss	-	-	-	(8.7)	-	(8.7)
Share-based compensation	-	-	0.8	-	-	0.8
Balances at December 31, 2017	38,649,237	$3.9	$160.4	$(172.5)	$19.0	$10.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in millions)

	Six Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(8.7)	$(19.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	0.8	0.9
Non-cash interest expense related to sale of future royalties	0.8	0.9
Non-cash royalty revenue related to sale of future royalties, net of withholding tax	(2.7)	(2.3)

Change in operating assets and liabilities:
Accounts receivables	0.3	(1.4)
Prepaid expenses and other current assets	0.2	(0.1)
Accounts payable and accrued expenses	0.1	1.4

Net cash used in operating activities	(9.2)	(19.7)

Cash flows from investing activities:
Purchases of short and long-term investments	(7.0)	(8.4)
Maturities of short-term investments	27.9	16.6

Net cash provided by investing activities	20.9	8.2

Cash flows from financing activities:
Payment on note payable	-	(0.1)

Net cash used in financing activities	-	(0.1)

Increase (decrease) in cash and cash equivalents	11.7	(11.6)
Cash and cash equivalents at beginning of period	17.7	49.7

Cash and cash equivalents at end of period	$29.4	$38.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aviragen Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)
(for the quarterly period ended December 31, 2017)

1)	Company Overview

Aviragen Therapeutics, Inc., together with its wholly owned subsidiaries (“Aviragen”, or the “Company”) is a biopharmaceutical company focused on the discovery and development of direct-acting antivirals to treat infections that have limited therapeutic options and affect a significant number of patients globally. The Company has three Phase 2 clinical stage compounds: BTA074 (teslexivir), an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus upper respiratory infections; and BTA585 (enzaplatovir), a fusion protein inhibitor in development for the treatment of respiratory syncytial virus (RSV) infections. The Company also has a preclinical RSV non-fusion inhibitor program. The Company is incorporated in the state of Delaware and its corporate headquarters are located in Alpharetta, Georgia.

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

On October 30, 2017, the Company announced that it had entered into a definitive Agreement and Plan of Merger and Reorganization dated as of October 27, 2017, among the Company, Agora Merger Sub, Inc. and Vaxart, Inc. (the “Merger Agreement”) pursuant to which Vaxart, a privately-held clinical-stage company focused on developing oral recombinant vaccines from its proprietary delivery platform, would become a wholly-owned subsidiary of the Company (the “Merger”). This transaction marks the culmination of the Company’s Strategic Review process which was initiated in April. The Merger will result in a clinical-stage pharmaceutical company focused on developing Vaxart’s oral recombinant vaccines and Aviragen’s direct-acting antivirals to treat infections that have limited therapeutic options.

The exchange ratio in the merger agreement was determined by Vaxart assigning $60,000,000 in value to Aviragen for its financial and clinical assets, and $90,000,000 in value for its own assets. On a pro forma basis after giving effect to the number of shares of Aviragen common stock that will be issued to Vaxart security holders in the Merger and assuming no adjustments for cash balances as provided for in the Merger Agreement, current Vaxart security holders will own approximately 60% of the combined company and current Aviragen security holders will own approximately 40% of the combined company. The transaction has been approved by the boards of directors of both companies. The Merger is expected to close in February 2018, subject to the approval of the stockholders of each company as well as other customary conditions. Upon closing of the Merger, the name of the combined company will become Vaxart, Inc. and shares of the combined company are expected to continue trading on the NASDAQ Capital Market under the proposed ticker symbol VXRT. Wouter Latour, M.D., Chief Executive Officer of Vaxart, will serve as Chief Executive Officer of the combined company.

At the end of the quarter, a small group of dissident stockholders, who call themselves the Concerned Aviragen Shareholders (“CAS”) Group, launched a proxy contest against the proposed merger with Vaxart and are seeking an opportunity to nominate individuals for election to the Company’s Board at the upcoming Annual Meeting.  The Company continues to believe the proposed merger with Vaxart is the best possible strategic alternative, and together, Aviragen and Vaxart will have the potential to create meaningful value for stockholders.

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

Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of those in future quarters or the annual results that may be expected for the Company’s fiscal year ending June 30, 2018. For a more complete discussion of the Company’s significant accounting policies and other information, this report should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2017 and June 30, 2017, by level within the fair value hierarchy. The assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s short-term investments as of June 30, 2017 have been classified as Level 2, which have been initially valued at the transaction price and subsequently revalued, at the end of each reporting period, utilizing a third party pricing service. The pricing service utilizes industry standard valuation models and observable market inputs to determine value that include surveying the bond dealer community, obtaining benchmark quotes, incorporating relevant trade data, and updating spreads daily. There have been no transfers of assets or liabilities between the fair value measurement classifications.

		Quoted Prices in	Significant
		Active Markets	Other	Significant
(in millions)		for Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$18.7	$7.0	$11.7	$—
Short-term investments available-for-sale	—	—	—	—
Total	$18.7	$7.0	$11.7	$—

(in millions)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$10.9	$5.9	$5.0	$—
Short-term investments available-for-sale	20.9	—	20.9	—
Total	$31.8	$5.9	$25.9	$—

Cash equivalents consist primarily of money market funds, corporate notes and commercial paper with original maturities of 90 or fewer days when purchased. Short-term investments consist of certificates of deposit, corporate securities, U.S. Treasury securities and U.S. agency securities, classified as available-for-sale and have maturities less than 365 days from the date of acquisition.

The following table shows the unrealized gains and losses and fair values for those investments as of December 31, 2017 and June 30, 2017 aggregated by major security type:

(in millions)		Unrealized	Unrealized
December 31, 2017	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$7.0	$-	$-	$7.0
Corporate notes	6.5	-	-	6.5
Commercial paper	5.2	-	-	5.2
Total	$18.7	$-	$-	$18.7

(in millions)		Unrealized	Unrealized
June 30, 2017	At Cost	Gains	(Losses)	At Fair Value
Money market funds	$5.9	$—	$—	$5.9
Commercial paper	8.5	—	—	8.5
Corporate notes	17.4	—	—	17.4
Total	$31.8	$—	$—	$31.8

As of December 31, 2017 and June 30, 2017, the Company had investments in an unrealized gain (loss) position below material disclosure thresholds in the table above. The Company determined that the unrealized gains and losses on these investments were temporary in nature and expected the security to mature at its stated maturity principal. All available-for-sale securities held at December 31, 2017, will mature in less than one year. The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying value because of the short-term nature of these financial instruments at December 31, 2017 and June 30, 2017, respectively. The fair value of the Company’s short-term note payable, which is measured using Level 2 inputs, approximates book value, at December 31, 2017 and June 30, 2017.

(4)    Accrued and Other Current Liabilities

Accrued expenses consist of the following (in millions):

	December 31, 2017	June 30, 2017

Professional fees	$0.7	$0.4
Salary and benefits	1.3	0.4
Research and development expenses	0.5	1.8
Other accrued expenses	-	0.3
Total accrued expenses and other liabilities	$2.5	$2.9

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

The following table shows the activity within the liability account during the six months ended December 31, 2017:

in millions
Total Liability related to sale of future royalties, June 30, 2017	$16.7
Non-cash royalty revenue paid to HCRP	(0.3)
Non-cash interest expense recognized	0.8
Total Liability related to sale of future royalties, December 31, 2017	$17.2

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

The following tables set forth the computation of historical basic and diluted net loss per share.

	Three Months Ended December 31,
	2017	2016

Net loss (in millions)	$(3.4)	$(9.1)
Weighted-average shares outstanding	38,649,237	38,640,487
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,649,237	38,640,487
Basic net loss per share	$(0.09)	$(0.24)
Diluted net loss per share	$(0.09)	$(0.24)
Number of anti-dilutive share-based awards excluded from computation	6,898,629	5,645,543

	Six Months Ended December 31,
	2017	2016

Net loss (in millions)	$(8.7)	$(19.1)
Weighted-average shares outstanding	38,649,237	38,640,487
Dilutive effect of restricted stock and stock options	-	-
Shares used to compute diluted earnings per share	38,649,237	38,640,487
Basic net loss per share	$(0.23)	$(0.49)
Diluted net loss per share	$(0.23)	$(0.49)
Number of anti-dilutive share-based awards excluded from computation	6,898,629	5,645,543

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

The following tables summarize the key components of the Company’s revenues (in millions):

	Three Months Ended December 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$-	$1.5
Non-cash royalty revenue related to the sale of future royalties	2.7	2.3
Total revenue	$2.7	$3.8

	Six Months Ended December 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$-	$1.6
Non-cash royalty revenue related to the sale of future royalties	2.8	2.3
Total revenue	$2.8	$3.9

Relenza revenue declined to zero in the three and six months ended December 31, 2017 from $1.5 million in the same periods of the prior fiscal year due to the cessation of royalties on U.S. sales at the end of 2016 and the unfavorable impact of a returns adjustment in the current quarter.

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

(8)	Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U. S. corporate income tax rates and implementing a territorial tax system. Since the Company is a calendar year tax filer, the lower corporate income tax rate will be effective beginning January 1, 2018.

Based upon the provisions of the Tax Act, the Company’s deferred tax assets and liabilities will be remeasured to incorporate the lower corporate tax rate of 21% into its tax provision; however, since the Company maintains a full valuation allowance, there is no net impact to income tax expense reported in the Company’s financial statements for the periods presented as the provisional valuation allowance will be adjusted accordingly. At this time, the Company is still evaluating the impact of this remeasurement.

There are also certain transitional impacts of the Tax Act. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings and profits (“E&P”) of foreign subsidiaries. Due to the complexity of this calculation and the information required to complete such a calculation, the Company is still reviewing its E&P from our foreign subsidiaries in connection with the one-time transition tax.

The Company is also currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation, including calculating any excess of the amount for financial reporting over the tax basis in its foreign subsidiaries, but has yet to determine whether it plans to change its prior assertion and repatriate earnings.  Accordingly, the Company has not recorded any deferred taxes attributable to its investments in its foreign subsidiaries. The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may affect our financial statements and/or disclosures, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In most cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “forecast,” “potential,” “likely” or “possible”, as well as the negative of such expressions, and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to:

●	our expectations as to when top-line safety and efficacy data for BTA074 (teslexivir) are expected;
●	our anticipation that we will generally incur net losses from operations in the future due to our intention to continue to support the preclinical and clinical development of our product candidates;
●	our future financing requirements, the factors that may influence the timing and amount of those requirements and our ability to fund them;
●	the number of months that our current cash, cash equivalents, investments and anticipated future proceeds from existing royalty-bearing licenses will allow us to operate; and
●	the expected post-Merger share ownership split between Vaxart and Aviragen stockholders and anticipated timing of the closing of the Merger.

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

The following is a discussion and analysis of the major factors contributing to our results of operations for the three and six months ended December 31, 2017, and our financial condition at that date, and should be read in conjunction with the financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On October 30, 2017, the Company announced that it had entered into the Merger Agreement pursuant to which Vaxart, a privately-held clinical-stage company focused on developing oral recombinant vaccines from its proprietary delivery platform, would become a wholly-owned subsidiary of the Company. This transaction marks the culmination of the Company’s Strategic Review process which was initiated in April. The Merger will result in a clinical-stage pharmaceutical company focused on developing Vaxart’s oral recombinant vaccines and our direct-acting antivirals to treat infections that have limited therapeutic options. We believe Vaxart’s oral tablet vaccines have the potential to be major products in the worldwide vaccine market.

The exchange ratio in the merger agreement was determined by Vaxart assigning $60,000,000 in value to Aviragen for its financial and clinical assets, and $90,000,000 in value for its own assets. On a pro forma basis after giving effect to the number of shares of Aviragen common stock that will be issued to Vaxart security holders in the Merger and assuming no adjustments for cash balances as provided for in the Merger Agreement, current Vaxart security holders will own approximately 60% of the combined company and current Aviragen security holders will own approximately 40% of the combined company. The transaction has been approved by the boards of directors of both companies. The Merger is expected to close in February 2018, subject to the approval of the stockholders of each company as well as other customary conditions.

At the end of the quarter, a small group of dissident stockholders, who call themselves the Concerned Aviragen Shareholders (“CAS”) Group, launched a proxy contest against the proposed merger with Vaxart and are seeking an opportunity to nominate individuals for election to the Company’s Board at our upcoming Annual Meeting.  We continue to believe the proposed merger with Vaxart is the best possible strategic alternative, and together, Aviragen and Vaxart will have the potential to create meaningful value for stockholders.

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

Results of Operations for the Three months ended December 31, 2017 and December 31, 2016

Summary. For the three months ended December 31, 2017, we reported a net loss of $3.4 million, as compared to a net loss of $9.1 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.09 for the three month period ended December 31, 2017, as compared to a basic and diluted net loss per share of $0.24 in the same period of 2016. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $2.7 million for the three month periods ended December 31, 2017, as compared to $3.8 million in the same period in 2016, mostly due to a decrease in our Relenza royalties. Relenza revenue declined to zero in the three months ended December 31, 2017 from $1.5 million in the same period of the prior fiscal year due to the cessation of royalties on U.S. sales at the end of 2016 and the unfavorable impact of a returns adjustment in the current quarter. The following table summarizes the key components of our revenue for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$-	$1.5
Non-cash royalty revenue related to the sale of future royalties	2.7	2.3
Total revenue	$2.7	$3.8

Research and Development Expense. Research and development expense decreased to $2.5 million for the three months ended December 31, 2017 from $10.2 million for the same period in 2016. The following table summarizes the components of our research and development expense for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	(in millions)
	2017	2016

Direct preclinical, clinical and product development expenses	$1.4	$9.0
Salaries, severance and share-based compensation expenses	1.1	1.1
Depreciation and facility related expenses	-	0.1
Total research and development expense	$2.5	$10.2

Direct preclinical, clinical and product development expense decreased largely due to reduced clinical trial activity and manufacturing costs, as two of our three Phase 2 clinical trials came to a close at the end of the prior fiscal year. Salaries, severance and share-based compensation expenses did not change as compared to the same period in 2016, as decreases due to reductions in personnel in the last quarter of the prior fiscal year were offset by severance expense for employees terminated in the current quarter.

General and Administrative Expense. General and administrative expense increased to $3.1 million for the three months ended December 31, 2017 from $2.1 million for the same period in 2016, largely due to legal and professional fees related to the proposed merger with Vaxart announced in October 2017 and severance due to a reduction in personnel. The following table summarizes the components of our general and administrative expense for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	(in millions)
	2017	2016

Salaries, benefits and share-based compensation expenses	$1.2	$1.1
Professional and legal fees expenses	1.4	0.4
Other expenses	0.5	0.6
Total general and administrative expense	$3.1	$2.1

Foreign Exchange Loss (Gain), net. The impact of foreign exchange changed from a loss of $0.1 million in December 31, 2016 to no gain or loss for three months ended December 31, 2017. The positive impact on foreign exchange on our statement of operations was due to fluctuations in foreign currency exchange rates versus the U.S. dollar, largely related to the British Pound and Australian dollar. The vast majority of our cash holdings are held in the U.S. dollar. We re-measure all of our foreign assets and liabilities at the period-end exchange rate and the net effect of these translation adjustments is shown as a foreign currency loss or gain.

Results of Operations for the Six months ended December 31, 2017 and December 31, 2016

Summary. For the six months ended December 31, 2017, we reported a net loss of $8.7 million, as compared to a net loss of $19.1 million in the same period of the prior fiscal year. Basic and diluted net loss per share was $0.23 for the six month period ended December 31, 2017, as compared to a basic and diluted net loss per share of $0.49 in the same period of 2016. The following commentary provides details underlying changes from last year in the major line items of our statement of operations:

Revenue. Revenue decreased to $2.8 million for the six month periods ended December 31, 2017, as compared to $3.9 million in the same period in 2016, mostly due to a decrease in our Relenza royalties. Relenza revenue declined to zero in the six months ended December 31, 2017 from $1.6 million in the same period of the prior fiscal year due to the cessation of royalties on U.S. sales at the end of 2016 and the unfavorable impact of a returns adjustment in the current year. The following table summarizes the key components of our revenue for the six months ended December 31, 2017 and 2016:

	Six Months Ended December 31,
	2017	2016
	(in millions)
Royalty revenue - Relenza®	$-	$1.6
Non-cash royalty revenue related to the sale of future royalties	2.8	2.3
Total revenue	$2.8	$3.9

Research and Development Expense. Research and development expense decreased to $5.3 million for the six months ended December 31, 2017 from $17.8 million for the same period in 2016. The following table summarizes the components of our research and development expense for the six months ended December 31, 2017 and 2016.

	Six Months Ended December 31,
	(in millions)
	2017	2016

Direct preclinical, clinical and product development expenses	$3.3	$15.4
Salaries, severance and share-based compensation expenses	1.9	2.2
Depreciation and facility related expenses	0.1	0.2
Total research and development expense	$5.3	$17.8

Direct preclinical, clinical and product development expense decreased largely due to reduced clinical trial activity and manufacturing costs, as two of our three Phase 2 clinical trials came to a close at the end of the prior fiscal year. Salaries, severance and share-based compensation expenses decreased compared to the same period in 2016 due to a reduction in personnel in the last quarter of the prior fiscal year, partially offset by severance expense for employees terminated in the current year.

General and Administrative Expense. General and administrative expense increased to $5.4 million for the six months ended December 31, 2017 from $4.3 million for the same period in 2016, largely due to legal and professional fees related to the proposed merger with Vaxart announced in October 2017 and severance due to a reduction in personnel. The following table summarizes the components of our general and administrative expense for the six months ended December 31, 2017 and 2016.

	Six Months Ended December 31,
	(in millions)
	2017	2016

Salaries, benefits and share-based compensation expenses	$2.3	$2.0
Professional and legal fees expenses	2.0	1.1
Other expenses	1.1	1.2
Total general and administrative expense	$5.4	$4.3

 LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2017, cash and cash equivalents increased by $11.7 million. This increase was primarily the result of the maturities of our short-term investments.

Net cash used by operating activities was $9.2 million for the six months ended December 31, 2017, which reflected our net loss during the period of $8.7 million, a net decrease in a net operating assets of $0.5 million and a decrease in operating liabilities of $0.1 million, partially offset by net non-cash adjustments of $1.1 million. Non-cash adjustments consist of $2.7 million in non-cash royalty income, net of withholding taxes, partially offset by $0.8 million in non-cash interest expense and $0.8 million in share-based compensation expense.

Our net loss resulted largely from our funding of research and development activities including conducting the CT4 clinical trial for BTA074 (teslexivir), as well as ongoing general and administrative expenses including legal and professional fees related to the proposed merger with Vaxart. The net changes in operating assets and liabilities primarily reflects a $0.1 million decrease in accounts payable and accrued expense due to reduced clinical trial activity, offset by a $0.2 million decrease in prepaid expenses, also due to reduced clinical trial activity and a $0.3 million decrease in cash receivables primarily related to receipt of a research and development tax credit.

Net cash provided by investing activities during the six months ended December 31, 2017 consisted of the maturity of $27.9 million of investments, partially offset by the purchase of $7.0 million of investments.

At December 31, 2017, our cash and cash equivalents totaled $29.4 million. Our cash and cash equivalents are currently held in the form of short-term deposits with large U.S. banks, commercial paper and highly-rated corporate securities.

Based on our current strategy and operating plan, and considering the potential costs associated with advancing the preclinical and clinical development of our product candidates, we believe that our existing cash and cash equivalents of approximately $29.4 million as of December 31, 2017, along with the anticipated proceeds from existing royalty-bearing licenses will enable us to operate for a period of at least 12 months from the date of this report.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and accompanying notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The Company is also subject to the risk factors set forth under the captions “Risks Related to the Merger,” “Risks Related to Aviragen” and “Risks Related to the Combined Company” in the Prospectus that is part of the Registration Statement on Form S-4 (File No. 333-222009), as amended, filed with the Securities and Exchange Commission by the Company and declared effective on December 29, 2017. We have also described below those risks that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K and Form S-4, as amended, referred to above. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

We may be subject to the actions of activist shareholders.

We have been the subject of increased activity by activist shareholders, including Digirad Corporation, East Hill Management Company, LLC, Thomas M. Clay, and certain other investors (collectively, the “Activist Group”). Responding to shareholder activism can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Activist campaigns, including the Activist Group’s ongoing campaign against our proposed transaction with Vaxart and the Activist Group’s notice of its intention to nominate a competing director slate for election at our annual stockholder meeting scheduled for April 11, 2018, can create uncertainties as to our future direction, strategy and leadership and may result in the loss of potential business opportunities and cause our stock price to experience periods of volatility. Moreover, if individuals are elected to our board of directors with a specific agenda, our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees and execute on our current business strategy may be adversely affected.

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

Aviragen Therapeutics, Inc.

Date: February 6, 2018	By:	/s/ Joseph M. Patti
Joseph M. Patti Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark P. Colonnese
Mark P. Colonnese Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporation by Reference
Exhibit Number	Exhibit Title	with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement and Plan of Merger and Reorganization, dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.		8-K	001-35285 171160761	10-30-2017

2.2	Form of Support Agreement, by and between Aviragen Therapeutics, Inc., Agora Merger Sub, Inc., Vaxart, Inc. and certain of Vaxart, Inc.’s directors, officers and stockholders.		8-K	001-35285 171160761	10-30-2017

2.3	Form of Support Agreement, by and between Aviragen Therapeutics, Inc., Agora Merger Sub, Inc., Vaxart, Inc. and Aviragen Therapeutics, Inc.’s directors and officers.		8-K	001-35285 171160761	10-30-2017

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101

The following financial information from the Aviragen Therapeutics, Inc. Quarterly Report on Form 10-Q for the period ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations for the Three months, (iii) the Condensed Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

X

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