Form 10-Q
period 2018-06-30
Vaxart, Inc.
filed 2018-08-10
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The Registrant had 7,141,189 shares of common stock, $0.10 par value, outstanding as of August 8, 2018.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

In addition, statements such as "we believe" and similar statements reflect our beliefs and opinions on the relevant subject.  These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.  These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.vaxart.com), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our stockholders and the public about our company.  It is possible that the information that we make available may be deemed to be material information.  Therefore, we encourage investors, the media, and others interested in our company to review the information we post on these channels.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$23,921	$1,571
Short-term investments	—	1,415
Accounts receivable, net of allowance	561	630
Prepaid expenses and other current assets	1,021	137

Total current assets	25,503	3,753

Property and equipment, net	1,034	730
Intangible assets, net	21,222	40

Total assets	$47,759	$4,523
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,449	$1,390
Current portion of secured promissory note payable to Oxford Finance	1,667	1,528
Short-term note payable	153	—
Liability related to sale of future royalties, current portion	3,150	—
Other accrued liabilities	2,375	1,605

Total current liabilities	8,794	4,523

Convertible promissory notes, long-term, related parties	—	35,282
Liability related to sale of future royalties, net of current portion	13,916	—
Secured promissory note payable to Oxford Finance, net of current portion	2,696	3,440

Total liabilities	25,406	43,245

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred Stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2018; 1,221,064 issued and outstanding as of December 31, 2017, with aggregate liquidation value of $39,956	—	1
Common Stock: $0.10 par value; 200,000,000 shares authorized; 7,141,189 and 138,492 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	714	—
Additional paid-in capital	108,178	41,259
Accumulated deficit	(86,539)	(79,982)

Total stockholders’ equity (deficit)	22,353	(38,722)

Total liabilities and stockholders’ equity (deficit)	$47,759	$4,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Revenue from government contract	$520	$1,854	$1,130	$4,164
Royalty revenue	70	—	963	—
Non-cash royalty revenue related to the sale of future royalties	18	—	18	—

Total revenue	608	1,854	2,111	4,164

Operating expenses:
Research and development	5,012	4,324	8,420	8,203
General and administrative	1,771	653	3,781	1,331
Impairment of intangible assets	1,600	—	1,600	—

Total operating expenses	8,383	4,977	13,801	9,534

Operating loss	(7,775)	(3,123)	(11,690)	(5,370)

Other income and (expenses):
Bargain purchase gain	(328)	—	6,660	—
Interest income	36	20	41	33
Interest expense	(136)	(755)	(573)	(1,499)
Non-cash interest expense related to sale of future royalties	(468)	—	(766)	—
Gain (loss) on revaluation of financial instruments, net	—	320	(3)	502
Foreign exchange loss	(199)	—	(197)	—

Total other income and (expenses)	(1,095)	(415)	5,162	(964)

Net loss before provision for income taxes	(8,870)	(3,538)	(6,528)	(6,334)

Provision for income taxes	1	—	29	—

Net loss	(8,871)	(3,538)	(6,557)	(6,334)

Series B and C preferred dividend	—	(718)	(339)	(1,428)

Net comprehensive loss attributable to common stockholders	$(8,871)	$(4,256)	$(6,896)	$(7,762)

Net loss per share – basic and diluted	$(1.24)	$(31.37)	$(1.26)	$(57.22)

Shares used to compute net loss per share – basic and diluted	7,141,189	135,658	5,477,265	135,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

					Additional Paid-in Capital		Total
	Preferred Stock		Common Stock			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount		Deficit	(Deficit) Equity

Balances as of January 1, 2018	1,221,064	$1	138,492	$—	$41,259	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	157	35,420	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	(1)	1,918,543	192	(191)	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	365	31,403	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	204	—	204

Net loss	—	—	—	—	—	(6,557)	(6,557)

Balances as of June 30, 2018	—	$—	7,141,189	$714	$108,178	$(86,539)	$22,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(6,557)	$(6,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(6,660)	—
Depreciation and amortization	1,437	203
Stock-based compensation	204	253
Amortization of discount on short-term investments	—	12
Loss (gain) on revaluation of financial instruments, net	3	(502)
Impairment of intangible assets	1,600	—
Non-cash interest expense	366	1,280
Amortization of note discount	18	71
Non-cash interest expense related to sale of future royalties	766	—
Change in operating assets and liabilities:
Accounts receivable, net of allowance	14,735	505
Prepaid expenses and other assets	(448)	(37)
Accounts payable	(3,259)	(1,649)
Accrued liabilities	(5,693)	175

Net cash used in operating activities	(3,488)	(6,023)

Cash flows from investing activities:
Purchase of property and equipment	(339)	(95)
Cash acquired in reverse merger	25,525	—
Cash paid for fractional shares in merger	(21)	—
Purchases of short-term investments	(573)	(5,765)
Proceeds from maturities of short-term investments	1,988	6,063

Net cash provided by investing activities	26,580	203

Cash flows from financing activities:
Repayment of principal on secured promissory note payable to Oxford Finance	(694)	—
Repayment of short-term note	(61)	—
Proceeds from issuance of common stock upon exercise of stock options	13	—
		—
Net cash used in financing activities	(742)	—

Net increase (decrease) in cash and cash equivalents	22,350	(5,820)

Cash and cash equivalents at beginning of the period	1,571	8,405

Cash and cash equivalents at end of the period	$23,921	$2,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June,
	2018	2017

Supplemental disclosure of cash flow information:
Interest paid	$189	$148

Supplemental disclosure of non-cash financing activity:
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$31,768	$—
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$35,577	$—
Reclassification of convertible preferred stock warrant liability to equity	$70	$—
Acquisition of property and equipment included in accounts payable	$14	$—

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

Immediately following the completion of the Merger, the Company effected a reverse stock split at a ratio of one new share for every eleven shares of the Company’s common stock outstanding (the “Reverse Stock Split”).Except as otherwise noted in these Financial Statements, all share, equity security and per share amounts are presented to give retroactive effect to the Reverse Stock Split.

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

Liquidity and Going Concern

Since incorporation, the Company has been involved primarily in performing research and development activities, hiring personnel, and raising capital to support these activities. The Company has experienced losses and negative cash flows from operations since its inception. As of June 30, 2018, the Company had an accumulated deficit of $86.5 million and a loan with an outstanding balance of $4.4 million from Oxford Finance, LLC (“Oxford Finance”), repayable in monthly installments by January 2021 (see Note 9).

The Company expects to incur increasing costs as research and clinical trials are advanced and, therefore, expects to continue to incur losses and negative operating cash flows for the next several years. Absent additional funding or adjustments to currently planned operating activities, and in view of the uncertainties regarding future royalty revenue on sales of Relenza® and Inavir®, management believes that the Company’s cash and cash equivalents of $23.9 million held as of June 30, 3018, are sufficient to fund the Company into, but possibly not beyond, the second quarter of 2019.

The Company reviews its operations and clinical plans on a continuing basis and has not yet entered into any commitments for its upcoming clinical trials. The Company plans to finance its operations with royalty revenue on sales of Relenza® and Inavir®, additional equity or debt financing arrangements, and potentially with additional funding from government contracts or strategic alliances with partner companies. The availability and amount of such funding is not certain.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Foreign Currencies – Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in foreign exchange gain (loss), net in the Company’s statement of operations and comprehensive loss. The Company has no subsidiaries for which the local currency is the functional currency.

Cash and Cash Equivalents – The Company considers all highly liquid debt investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which may consist of amounts invested in money market funds, corporate bonds and commercial paper, are stated at fair value. Cash and cash equivalents as of June 30, 2018 and December 31, 2017, includes $50,000 of restricted cash.

Short-Term Investments – The Company’s short-term investments have only comprised commercial paper and corporate bonds. The short-term investments are classified as held-to-maturity based on the Company’s positive intent and ability to hold the securities to maturity. This classification is reevaluated at each balance sheet date. Short-term investments are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is presented as interest income in the statement of operations and comprehensive loss. The specific identification method is used to determine the realized gain or loss on securities sold or otherwise disposed. When the fair value of a debt security classified as held-to-maturity is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company must recognize an other-than-temporary impairment through earnings for the difference between the debt security’s amortized cost basis and its fair value. Gains and losses are recognized in earnings when the investments are sold or impaired.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short‑term investments at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. The Company has not experienced any losses on its deposits since inception.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. The Company generally requires no collateral from its customers.

Accounts Receivable – Accounts receivable arise from the Company’s royalty revenue receivable for sales,net of estimated returns, of Inavir® and Relenza®, and from its contract with the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) (see Note 6), and are reported at amounts expected to be collected in future periods. An allowance for uncollectible accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Intangible Assets – Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired (see Note 5), in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. In-process research and development is considered to be indefinite-lived and is not amortized, but is subject to impairment testing.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed its in-process research and development as fully impaired in the three months ended June 30, 2018 (see Note 5). There have been no other impairments of the Company’s long-lived assets for the periods presented.

Accrued Clinical and Manufacturing Expenses – The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and includes the costs incurred but not yet invoiced within other accrued liabilities in the balance sheets and within research and development expense in the condensed consolidated statements of operations and comprehensive loss. These costs can be a significant component of the Company’s research and development expenses.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Convertible Preferred Stock Warrant Liability – The Company has issued certain convertible preferred stock warrants. These warrants were recorded within other accrued liabilities in the balance sheets at fair value due to down-round protection features contained in the convertible preferred stock into which the warrants are exercisable. At the end of each reporting period, changes in fair value of the warrants since the prior period were recorded as a component of gain (loss) on revaluation of financial instruments in the condensed consolidated statements of operations and comprehensive loss. In the event that the terms of the warrant change such that liability accounting is no longer required, the fair value on the date of such change is released to equity.

Convertible Promissory Notes Embedded Derivative Liability – The Company recorded derivative instruments related to redemption features embedded within the outstanding convertible promissory notes. The embedded derivatives were accounted for as liabilities at their estimated fair value when the convertible promissory notes were issued and were re-measured to fair value as of each balance sheet date, with the related re-measurement adjustment being recognized as a component of gain (loss) on revaluation of financial instruments in the condensed consolidated statements of operations and comprehensive loss.

Revenue Recognition – The Company recognizes revenue when it transfers control of promised goods or services to its customers, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps:

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

The Company performs research and development work under its cost‑plus‑fixed‑fee contract with HHS BARDA. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the HHS BARDA contract is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the condensed consolidated statements of operations and comprehensive loss.

Under the cost reimbursable contract with HHS BARDA, the Company is reimbursed for allowable costs, and recognizes revenue as allowable costs are incurred and the fixed-fee is earned. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed. Under the HHS BARDA contract, certain activities must be pre-approved in order for their costs to be deemed allowable direct costs. The HHS BARDA contract provides the U.S. government the ability to terminate the contract for convenience or to terminate for default if the Company fails to meet its obligations as set forth in the statement of work.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Research and Development Costs – Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and benefits, stock-based compensation, consultant fees, third-party costs for conducting clinical trials and the manufacture of clinical trial materials, certain facility costs and other costs associated with clinical trials. Payments made to other entities are under agreements that are generally cancelable by the Company. Advance payments for research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related services are performed.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payment transactions by changing the guidance for accounting for non-employee share-based awards so that, instead of revaluing each award at each balance sheet date during the period over which it vests, the value will be fixed on the grant date and expensed over the vesting period in the same way that employee awards are already accounted for. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within that year, with early adoption permitted. The Company adopted this standard effective April 1, 2018, and since it had no unvested awards granted to non-employees, its adoption had no effect on the Company’s financial condition or results of operations.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which will simplify the goodwill impairment calculation by eliminating Step 2 from the current goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The standard will be effective January 1, 2020, with early adoption permitted, and is to be applied prospectively from the date of adoption. The Company adopted this standard effective January 1, 2018, and its adoption had no effect on the Company’s financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”). The new standard clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The Company adopted this standard when it became effective on January 1, 2018, and its adoption had no effect on the Company’s financial condition or results of operations, although it was applied in the Company’s determination that the Merger should be accounted for as a business combination.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under Topic 605, Revenue Recognition. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU 2014-09 defines a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard to 2018 for public companies, with an option that would permit companies to adopt the new standard as early as the original effective date of 2017.

The Company has determined that its HHS BARDA government contract is not within the scope of ASU 2014-09 as the government entity is not a customer under the agreement. The Company adopted this standard with respect to its royalty revenue using the modified retrospective method on January 1, 2018. Under the modified retrospective transition method, the cumulative effect of applying the standard is recognized at the date of initial application for all contracts not completed as of the date of adoption. The adoption of ASU 2014-09 did not have any effect on the Company’s financial condition or results of operations and therefore no cumulative effect adjustment was recorded, although the Company has modified its accounting policies to reflect the requirements of this standard and make additional disclosures.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2019, using the modified retrospective method. The adoption will have no effect on the Company’s statements of operations or cash flows but will increase both its reported assets and reported liabilities in equal amounts that have not yet been quantified.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  Business Combination

On February 13, 2018, the Company acquired Aviragen in a reverse merger (see Note 1). On the date of the Merger, Aviragen had in-process research and development as it was conducting a Phase 2 trial, it had previously developed drugs that were licensed to others who brought them to market and it had a workforce that was considered to have the necessary skills, knowledge, and experience to perform a process that, when applied to the in-process research and development, was critical to the ability to convert it into outputs. Based on this evaluation, the Company determined that the Merger should be accounted for as a business combination.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired, adjustments made in the three months ended June 30, 2018 and the allocation as of June 30, 2018:

	As of March 31, 2018	Adjustments	As of June 30, 2018
		(in thousands)
Cash and cash equivalents	$25,525	$—	$25,525
Accounts receivable	14,666	—	14,666
Prepaid expenses	446	(10)	436
Property and equipment	170	—	170
Intangible assets:
Developed technology (1)	22,400	—	22,400
In-process research and development (2)	1,600	—	1,600
Total assets	64,807	(10)	64,797

Accounts payable	(3,379)	75	(3,304)
Other current liabilities	(6,351)	(393)	(6,744)
Liability related to sale of future royalties	(16,300)	—	(16,300)
Net assets acquired	38,777	(328)	38,449

Purchase price	(31,789)	—	(31,789)

Bargain purchase gain (3)	$6,988	$(328)	$6,660

__________

(1)   Developed technology comprises Inavir® and Relenza®, both influenza vaccines on which the Company is presently receiving royalty revenue, which, based on preliminary valuations, are being amortized on a straight-line basis over the estimated periods of future royalties of 11.75 and 1.3 years, respectively.

(2)   In-process research and development (see Note 5) related to teslexivir, or BTA074, a direct-acting antiviral that, at the time of the Merger, was being actively developed as a treatment for genital warts. The preliminary valuation was prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams provided by the Company’s management.

(3)   The bargain purchase gain represents the excess of a preliminary valuation of the fair value of tangible and identified intangible assets, less liabilities, acquired over the purchase price.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.4 million, of which approximately $0.5 million was incurred in the six months ended June 30, 2018, substantially all in the three months ended March 31, 2018, and is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The Company is in the process of gathering the information necessary to evaluate the tax impact of the acquisition, including the treatment of the bargain purchase gain, and to finalize accrued expenses and the discount rate and underlying assumptions utilized in the valuation of the intangible assets acquired. The Company expects to complete its evaluation of the impact, if any, during fiscal 2018.

Selected amounts related to Aviragen’s business included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018, are as follows:

	Period Ended June 30, 2018
	Three Months	Six Months
	(in thousands)
Revenue	$88	$981

Net loss	$(2,280)	$(2,642)

The unaudited pro forma information in the table below summarizes the combined results of operations of Vaxart Biosciences, Inc. with those of Aviragen as though these entities were combined as of January 1, 2017. The results of Aviragen’s business for the three months and six ended June 30, 2017, are based on the actual unaudited financial statements prepared for the three and six months ended June 30, 2017, and for the three and six months ended June 30, 2018, are based on the Company’s results of operations, with the year-to-date results increased by Aviragen’s activities in the forty-three days prior to the closing of the Merger. The pro forma financial information for all periods presented also includes the removal of direct acquisition-related costs, the reduction in interest expense on borrowing converted into equity in the reverse merger, and the actual depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied as of January 1, 2017. This unaudited pro forma information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total revenue	$608	$1,878	$13,647	$9,054

Net income (loss)	$(8,151)	$(9,571)	$(2,252)	$(17,486)

The pro forma financial information as presented above is for informational purposes only and is not indicative of the consolidated results of operations of future periods or the results of operations that would have been achieved had the acquisition had taken place on January 1, 2017.

NOTE 4.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short‑term investments, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities. As short‑term investments are classified as held‑to‑maturity, they are recorded at their amortized cost.

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three‑level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The three‑level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. The Company’s corporate bonds and commercial paper are classified within Level 2 of the fair value hierarchy and are valued based on quoted prices for similar assets or prices derived from observable market data. Level 3 liabilities consist of convertible promissory notes embedded derivative liabilities and a convertible preferred stock warrant liability as they are valued by using inputs that are unobservable in the market. The determination of the fair values of the convertible promissory notes embedded derivative is discussed in Note 8.

The following tables present the Company’s financial assets and liabilities that are measured at fair value at June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
June 30, 2018		(in thousands)
Recurring Financial Assets:
Money Market Funds	$13	$—	$—	$13
Corporate Bonds	—	—	—	—

Total assets	$13	$—	$—	$13

	Level 1	Level 2	Level 3	Total
June 30, 2018		(in thousands)
Recurring Financial Liabilities:
Convertible promissory notes embedded derivative liability	$—	$—	$—	$—
Convertible preferred stock warrant liability	—	—	—	—

Total liabilities	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2017		(in thousands)
Recurring Financial Assets:
Money Market Funds	$1,192	$—	$—	$1,192
Corporate Bonds	—	1,415	—	1,415

Total assets	$1,192	$1,415	$—	$2,607

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2017		(in thousands)
Recurring Financial Liabilities:
Convertible promissory notes embedded derivative liability	$—	$—	$—	$—
Convertible preferred stock warrant liability	—	—	67	67

Total liabilities	$—	$—	$67	$67

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

	Convertible	Convertible Promissory
	Preferred Stock	Notes Embedded
	Warrant Liability	Derivative Liability	Total
		(in thousands)
Balance at January 1, 2018	$67	$—	$67
Issuances	—	—	—
Revaluation loss included in gain (loss) on revaluation of financial instruments, net	3	—	3
Settlements	(70)	—	(70)
Balance at June 30, 2018	$—	$—	$—

Total losses included in other income and (expenses) attributable to liabilities still held as of June 30, 2018	$—	$—	$—

	Convertible	Convertible Promissory
	Preferred Stock	Notes Embedded
	Warrant Liability	Derivative Liability	Total
		(in thousands)
Balance at January 1, 2017	$134	$3,280	$3,414
Issuances	—	—	—
Revaluation gains included in gain (loss) on revaluation of financial instruments, net	(52)	(450)	(502)
Settlements	—	—	—
Balance at June 30, 2017	$82	$2,830	$2,912

Total gains included in other income and (expenses) attributable to liabilities still held as of June 30, 2017	$52	$450	$502

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Balance Sheet Components

(a)     CashEquivalents and Short-Term Investments

Cash equivalents and short‑term investments, all of which are classified as held‑to‑maturity securities and mature within one year, consisted of the following:

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
			(in thousands)
Money market funds	$13	$—	$—	$13	$13
Corporate bonds	—	—	—	—	—
Total	$13	$—	$—	$13	$13
Reported as:
Cash equivalents	$13	$—	$—	$13	$13
Short-term investments	—	—	—	—	—
Total	$13	$—	$—	$13	$13

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrecognized	Unrecognized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
			(in thousands)
Money market funds	$1,192	$—	$—	$1,192	$1,192
Corporate bonds	1,415	—	—	1,415	1,415
Total	$2,607	$—	$—	$2,607	$2,607
Reported as:
Cash equivalents	$1,192	$—	$—	$1,192	$1,192
Short-term investments	1,415	—	—	1,415	1,415
Total	$2,607	$—	$—	$2,607	$2,607

(b)     Accounts Receivable, Net of Allowance

Accounts receivable, net of allowance, comprises the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Royalties receivable	$41	$—
Government contract - billed	164	477
Government contract - unbilled	356	153
Accounts receivable, net of allowance	$561	$630

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(c)     Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Laboratory equipment	$1,832	$1,565
Office and computer equipment	296	175
Leasehold improvements	361	226

Total property and equipment	2,489	1,966
Less: accumulated depreciation	(1,455)	(1,236)
Property and equipment, net	$1,034	$730

Depreciation expense was $121,000 and $105,000 for the three months ended June 30, 2018 and 2017, respectively, and $219,000 and $201,000 for the six months ended June 30, 2018 and 2017, respectively.

(d)     Intangible Assets

Intangible assets consist of the following:

	June 30, 2018	February 13, 2018	December 31, 2017
		(in thousands)
Purchased technology	$22,400	$22,400	$—
In-process research and development	—	1,600	—
Intellectual property	80	80	80
Total cost	22,480	24,080	80
Less accumulated amortization	1,258	40	40
Intangible assets, net	$21,222	$24,040	$40

Intangible asset amortization expense was $805,000 and $1,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,218,000 and $2,000 for the six months ended June 30, 2018 and 2017, respectively. Following the results of Phase 2 trials in June 2018, the in-process research and development was assessed as fully impaired in the three months ended June 30, 2018, with the $1.6 million acquired in the Merger (see Note 3) being charged to operating expenses. As of June 30, 2018, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,
2018 (six months remaining)	$1,623
2019	2,254
2020	1,757
2021	1,758
2022	1,757
Thereafter	12,073
Total	$21,222

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)     Other Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued compensation	$1,375	$1,320
Accrued clinical and manufacturing expenses	58	69
Accrued professional and consulting services	254	113
Reserve for return of royalties	327	—
Deferred rent	31	21
Convertible preferred stock warrant liability	—	67
Other	330	15

Total	$2,375	$1,605

NOTE 6.  Revenue

U.S. Government HHS BARDA Contract

In September 2015, HHS BARDA awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the existing $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million. The Company recognized revenue of $520,000 and $1,854,000 during the three months ended June 30, 2018 and 2017, respectively, and $1,130,000 and $4,164,000 during the six months ended June 30, 2018 and 2017, respectively. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Indirect rates as well as allowable costs are subject to audit by HHS BARDA on an annual basis. Management believes that revenues recognized to date have been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable. Costs relating to contract acquisition are expensed as incurred.

The Company does not consider any of the revenue recorded as of June 30, 2018 or 2017, to be at risk of reversal.

Royalty agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza® to treat influenza. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. The post-Merger royalty revenue related to Relenza® recognized in the three and six months ended June 30, 2018, was $70,000 and $411,000, respectively.

The Company also generates royalty revenue from the sale of Inavir® in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir®. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and was eligible to earn sales milestone payments, including a one-off payment of $5.0 million if net sales exceeded 20 billion Yen in one year. This target was achieved in the three months ended March 31, 2018, prior to the Merger, and Aviragen recognized the related $5.0 million as royalty revenue prior to the Merger. The post-Merger royalty revenue related to Inavir® recognized in the six months ended June 30, 2018, was $552,000. No such revenue was recognized in the three months ended June 30, 2018, since the $18,000 receivable is payable to HealthCare Royalty Partners III, L.P. (“HCRP”) (See Note 7). Such royalty revenue is subject to a 5% withholding tax in Japan, for which $1,000 and $29,000 was included in income tax expense in the three and six months ended June 30, 2018, respectively.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Liabilities Related to Sale of Future Royalties

In April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “HCRP Agreement”) with HCRP. Under the Agreement, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir® in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo Company, Limited. Per the terms of the HCRP Agreement, HCRP is entitled to the first $3.0 million plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by the Company.

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

The following table shows the activity within the liability account since the Merger (in thousands):

Total Liability related to sale of future royalties, February 13, 2018	$16,300
Non-cash interest expense recognized	766
Total Liability related to sale of future royalties, June 30, 2018	$17,066

In June 2018, the Company paid a royalty of $275,000 to HCRP, which had been recorded as an accrued liability as of March 31, 2018.

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

As the holders of the convertible promissory notes each have an equity ownership in the Company, the convertible promissory notes were considered to be a related‑party transaction.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The convertible promissory notes had redemption features that were determined to be a compound embedded derivative requiring bifurcation and separate accounting at estimated fair value. The estimated fair value of the embedded derivative upon issuance was a liability of $1.9 million for the notes issued in 2014 and $1.3 million for the notes issued in 2015. The estimated fair value of these derivative instruments was recognized as a debt discount and as an embedded derivative liability on the balance sheet upon issuance of the convertible promissory notes. The embedded derivative required periodic re‑measurements to fair value while the instruments were still outstanding (see Note 4). There was no beneficial conversion feature as the conversion feature value was accounted for in the embedded derivative.

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

In conjunction with the execution of the Loan Agreement, all the holders of convertible promissory notes signed subordination agreements, under which they agreed to subordinate in favor of Oxford Finance all amounts due under their promissory notes and any security interest in the Company’s property. In addition, the holders of the notes agreed that they would not demand or receive any payment until all amounts owed to Oxford Finance under the Loan Agreement have been fully paid in cash. Upon repayment, an additional final payment equal to $325,000 is due, which is being accreted as interest expense over the term of the loan using the effective‑interest method.

In connection with the Loan Agreement, the Company issued a warrant to Oxford Finance to purchase 7,563 shares of its Series C convertible preferred stock at an exercise price of $33.11 per share (the “Warrant”). The fair value of the Warrant at the date of issuance was approximately $134,000, which was recorded as debt discount and is being amortized as interest expense over the term of the loan using the effective‑interest method. The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, is approximately 10.5. The Company recorded interest expense related to the Loan Agreement of $122,000 and $129,000 during the three months ended June 30, 2018 and 2017, respectively, of which $94,000 and $91,000 was paid, respectively, and recorded interest expense of $252,000 and $255,000 during the six months ended June 30, 2018 and 2017, respectively, of which $189,000 and $148,000 was paid, respectively.

The Warrant provided that if the share price at the next equity financing was less than the Warrant exercise price, then the Warrant would be for the new class of shares, the exercise price would be the new class share price, and the number of shares would be calculated by dividing $250,000 by the new class share price. Due to this anti-dilution protection, the Company determined that the Warrant needed to be recorded as a liability, and therefore estimated the fair value of the Warrant upon issuance and at each balance sheet date, with any changes in the fair value being recorded within the gain (loss) on revaluation of financial instruments line in the statements of operations and comprehensive loss.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  Commitments and Contingencies

(a)     Leases

The Company has five office and research and development facilities in South San Francisco, California, under noncancelable operating leases. The principal lease, for office and research and development premises, expires on April 30, 2020, subject to the Company’s option to extend the lease at the then market rate for an additional five‑year period. The remaining four leases all expire between December 31, 2018 and August 31, 2019. In addition, as a result of the Merger, the Company also leases office space in Alpharetta, Georgia, under a lease expiring on February 28, 2021. Rent expense is recognized on a straight‑line basis over the noncancelable term of each operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which is included within accrued expenses. Rent expense was $368,000 and $323,000 for the six months ended June 30, 2018 and 2017, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. Future minimum payments under the facility leases as of June 30, 2018, are as follows (in thousands):

Year ending December 31,
2018 (six months remaining)	$506
2019	774
2020	411
2021	56
Thereafter	—
Total	$1,747

(b)     Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third‑party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The holders of Series B convertible preferred stock were entitled to receive non-compounding cumulative dividends, in preference to any dividends payable to holders of Series A convertible preferred stock or common stock, at the annual dividend rate of $2.64416 per share, as adjusted for any stock splits, stock dividends, recapitalizations, or the like. Such cumulative dividends were payable within ten days of demand of the holders of at least a majority of the then outstanding Series B convertible preferred stock or automatically upon a liquidation event. Dividends accumulated from the date of issuance and were payable, whether or not declared, before any dividend on Series A convertible preferred stock or common stock could be paid or declared. Series B convertible preferred shares issued as stock dividends were not entitled to cumulative dividends. The holders of Series B convertible preferred stock could elect whether the cumulative dividends would be paid in cash or in shares of Series B convertible preferred stock based on the original issue price of Series B convertible preferred stock of $33.05196 per share. In the event the board of directors declared a cash dividend in addition to the above cumulative dividends (a Special Dividend), the holders of Series B convertible preferred stock would have been entitled to receive, in preference to any dividends payable to the holders of Series A convertible preferred stock or common stock, a per share amount equal to the sum of: (a) the original issue price of Series B convertible preferred stock, and (b) all accrued and/or declared but unpaid dividends on such Series B convertible preferred stock, including the cumulative dividends. No dividends were declared during any of the periods presented. As of February 13, 2018, when the convertible preferred stock was converted into common stock, and December 31, 2017, accumulated and undeclared dividends for Series B convertible preferred stock were $7.6 million and $7.5 million, respectively ($15.78 per share and $15.46 per share, respectively, of the 483,387 shares of outstanding Series B convertible preferred stock on which dividends accrued). On February 13, 2018, in conjunction with the Merger, the Series B convertible preferred stock and the related accumulated dividends were converted into 599,259 and 265,340 shares of common stock, respectively.

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

Conversion – At the option of the holder, each share of convertible preferred stock was convertible, one‑for‑one, subject to adjustment for anti‑dilution protection, into shares of common stock. Each share automatically converted into the number of shares of common stock into which the shares were convertible at the then applicable conversion ratio upon: (1) the closing of the sale of the Company’s common stock in a public offering provided the offering price per share was not less than three times the Series C convertible preferred stock original issue price of $33.05196 and the aggregate gross proceeds were not less than $30.0 million, or (2) upon receipt of a written consent of the holders of a majority of the then outstanding shares of convertible preferred stock voting as a single class on an as‑converted basis.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liquidation – In the event of any liquidation, dissolution or winding up of the Company, including a merger or acquisition where the beneficial owners of the Company’s common and convertible preferred stock owned less than 50% of the surviving entity, or a sale of all or substantially all assets, the holders of Series C convertible preferred stock would have been entitled to receive a per share amount equal to $33.05196 (subject to adjustment for stock splits, stock dividends, recapitalizations, or the like), plus all dividends accrued, payable and/or in arrears (whether or not declared) minus the amount of any Special Dividends previously paid. After payment of the full liquidation preference of Series C convertible preferred stock, the holders of Series B convertible preferred stock would have been entitled to receive a per share amount equal to $33.05196 (subject to adjustment for stock splits, stock dividends, recapitalizations, or the like), plus all dividends accrued, payable and/or in arrears (whether or not declared) minus the amount of any Special Dividends previously paid. After payment of the full liquidation preference of Series B convertible preferred stock, the holders of Series A convertible preferred stock would have been entitled to receive an amount equal to $28.80613 per share, as adjusted, plus all declared but unpaid dividends prior and in preference to any distribution to the holders of common stock. In each case, if the proceeds of such an event were insufficient to permit the liquidation payment to a particular class, any proceeds legally available for distribution to that class would have been distributed ratably among the holders of that class in proportion to the preferential amounts that each holder was entitled to receive. Following payment of all convertible preferred stock preferences, any remaining legally available assets of the Company would have been distributed to the holders of common stock and convertible preferred stock pro rata, based on the greatest number of shares of common stock held on an as‑converted basis.

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

Protective Provisions – So long as at least 20,134 shares of Series C convertible preferred stock remained outstanding and for so long as at least 20,134 shares of Series B convertible preferred stock remained outstanding, Series C holders and Series B holders, voting as a single class on an as‑converted basis, needed to approve certain specified corporate actions such as amending the certificate of incorporation, authorizing additional shares of stock or additional directors, redeeming stock and entering into certain strategic relationships.

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

(b)     Common Stock

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2018, no dividends had been declared by the board of directors.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2018	December 31, 2017

Convertible preferred stock outstanding	—	1,221,064
Options issued and outstanding	997,223	304,850
Available for future grants of equity awards	93,278	—
Cumulative convertible preferred stock dividends	—	441,096
Common stock warrants	10,914	10,914
Total	1,101,415	1,977,924

NOTE 12.  Equity Incentive Plans

Prior to the Merger, the Company issued equity awards for compensation purposes to employees, directors and consultants under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expired in July 2017. As of June 30, 2018, the Company had no shares of common stock available for issuance under the 2007 Plan. Equity awards under the 2007 Plan do not become available for future issuance if such awards are forfeited or otherwise terminate. Each stock option to acquire shares of Private Vaxart stock, whether vested or unvested, that had not previously been exercised was assumed in the Merger.

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

A summary of stock option transactions in the six months ended June 30, 2018, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2018	—	304,850	$9.50
Assumed on consummation of Merger	291,102	627,106	$26.33
Granted	(431,100)	431,100	$5.17
Exercised	—	(2,013)	$6.49
Forfeited	—	(18,403)	$8.72
Canceled	210,549	(345,417)	$35.82
			$
Balance at June 30, 2018	70,551	997,223	$9.11

In addition, the 2016 Equity Plan has a reserve of 22,727 shares available for future issuance as RSAs and RSUs. As of June 30, 2018, no such awards have been granted under the 2016 Equity Plan.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options awarded in the six months ended June 30, 2018 and 2017, was $3.59 and $2.99, respectively. Fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2018	2017

Risk-free interest rate	2.80%	1.87%
Expected term	5.96 Years	6.09 Years
Expected volatility	79%	91%
Dividend yield	0%	0%

Total stock‑based compensation recognized for options was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$59	$69	$103	$138
General and administrative	59	60	101	115
Total stock-based compensation	$118	$129	$204	$253

As of June 30, 2018, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was 1.5 million, which the Company expects to recognize over an estimated weighted average period of 3.16 years.

NOTE 13.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(8,871)	$(3,538)	$(6,557)	$(6,334)

Series B and C preferred dividend	—	(718)	(339)	(1,428)

Net loss attributable to common stockholders	$(8,871)	$(4,256)	$(6,896)	$(7,762)

Shares used to compute net loss per share, basic and diluted	7,141,189	135,658	5,477,265	135,658

Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(31.37)	$(1.26)	$(57.22)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Options to purchase common stock	878,555	271,955	765,702	272,120

Warrant to purchase common stock	10,794	—	8,230	—

Warrant to purchase convertible preferred stock	—	7,563	1,797	7,563

Series B and C convertible preferred stock outstanding, including cumulative dividends	—	1,523,276	431,064	1,523,276

Series A convertible preferred stock outstanding	—	94,988	24,723	94,988

Convertible promissory notes, related party (as converted)	—	709,509	373,388	709,509

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	889,349	2,607,291	1,604,904	2,607,456

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Form 8-K/A filed with the SEC on April 2, 2018.

Company Overview and Background

We are a clinical-stage company focused on the development of oral recombinant vaccines based on our proprietary platform. Our oral vaccines are designed to generate broad and durable immune responses that protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our vaccines are administered using a convenient room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates that target a range of infectious diseases. These include norovirus, a widespread cause of severe stomach illness, for which two Phase 1 human studies have been completed; seasonal influenza, for which our vaccine protected patients in a recent Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic immune-oncology vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

We are focusing primarily on our norovirus vaccine candidate. We plan to initiate a Phase 1 trial of our bivalent vaccine candidate for the two common strains of norovirus in late 2018. We will also commence a Phase 2 challenge study with our GI.1 monovalent vaccine to assess protection against live norovirus challenge.

At this time, we aim to finance the development and commercialization of our seasonal quadrivalent influenza oral tablet vaccine through third-party collaboration and licensing arrangements, and/or non-dilutive funding. We aim to develop an oral RSV vaccine either by licensing one or more RSV protein antigens that have been demonstrated to protect against RSV infection in clinical studies, or by working with a partner with deep RSV expertise. Our HPV vaccine has been successfully tested in two different HPV-16 solid tumor models in mice, and we plan to file an IND for this therapeutic HPV-16/18 candidate.

Through our Merger, we acquired three Phase 2 clinical stage antiviral compounds, which we are no longer actively pursuing: BTA074, or teslexivir, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus upper respiratory infections; and BTA585, or enzaplatovir, a fusion protein inhibitor for the treatment of RSV infections. We are currently reviewing all options for these compounds.

Our future funding requirements will depend on many factors, including the following:

•         the timing and costs of our planned clinical trials for our product candidates, both tablet vaccines and small-molecule antiviral drugs;

•         the timing and costs of our planned preclinical studies of our product candidates;

•         our success in establishing and scaling commercial manufacturing capabilities;

•         the amount and timing of royalties received on sales of Relenza® and Inavir®;

•         the number and characteristics of product candidates that we pursue;

•         the outcome, timing and costs of seeking regulatory approvals;

•         revenue received from commercial sales of its product candidates, which will be subject to receipt of regulatory approval;

•         the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

•         the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

•         the extent to which Vaxart in-licenses or acquires other products and technologies.

Merger with Aviragen Therapeutics, Inc.

Vaxart Biosciences, Inc. was originally incorporated in California in March 2004, under the name West Coast Biologicals, Inc. The Company changed its name to Vaxart, Inc., or Private Vaxart, in July 2007, and reincorporated in the state of Delaware.

On February 13, 2018, Private Vaxart completed a reverse merger, or the Merger, with Aviragen Therapeutics, Inc., or Aviragen, in which all of Private Vaxart’s convertible promissory notes and convertible preferred stock were converted into common stock, following which each share of common stock was converted into approximately 0.22148 shares of common stock.

Immediately following the completion of the Merger, we effected a reverse stock split at a ratio of one new share for every eleven shares of our common stock outstanding, or the Reverse Stock Split.Except as otherwise noted in this Quarterly Report on Form 10-Q, all share, equity security and per share amounts are presented to give retroactive effect to the Reverse Stock Split.

Immediately after the Merger and the Reverse Stock Split there were approximately 7.1 million shares of common stock outstanding. In addition, immediately after the Merger, Private Vaxart’s stockholders, warrantholders and optionholders owned approximately 51% of the common stock of the combined company and the stockholders and optionholders of Aviragen immediately prior to the Merger owned approximately 49% of the common stock of the combined company (on a fully diluted basis).

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, which include the operations of Aviragen for the period from February 13, 2018 to June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(in thousands)
Revenue:
Revenue from government contract	$520	$1,854	$1,130	$4,164
Royalty revenue	70	—	963	—
Non-cash royalty revenue related to the sale of future royalties	18	—	18	—

Total revenue	608	1,854	2,111	4,164

Operating expenses:
Research and development	5,012	4,324	8,420	8,203
General and administrative	1,771	653	3,781	1,331
Impairment of intangible assets	1,600	—	1,600	—

Total operating expenses	8,383	4,977	13,801	9,534

Operating loss	(7,775)	(3,123)	(11,690)	(5,370)

Other income and (expenses):
Bargain purchase gain	(328)	—	6,660	—
Interest income	36	20	41	33
Interest expense	(136)	(755)	(573)	(1,499)
Non-cash interest expense related to sale of future royalties	(468)	—	(766)	—
Gain (loss) on revaluation of financial instruments	—	320	(3)	502
Foreign exchange loss	(199)	—	(197)	—

Total other income and (expenses)	(1,095)	(415)	5,162	(964)

Net loss before provision for income taxes	(8,870)	(3,538)	(6,528)	(6,334)

Provision for income taxes	1	—	29	—

Net loss	$(8,871)	$(3,538)	$(6,557)	$(6,334)

Revenue from Government Contract

The following table presents our revenue from government contract for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$520	$1,854	(72)%	$1,130	$4,164	(73)%

For the three months ended June 30, 2018, revenue from government contract decreased by $1.3 million, or 72%, compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, revenue from government contract decreased by $3.0 million, or 73%, compared to the six months ended June 30, 2017. The government contract with HHS BARDA, as modified, is a cost-plus-fixed-fee contract, which reimburses the company for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million through September 30, 2018. During the three months ended June 30, 2018 and 2017, we recognized revenue of $520,000 and $1.9 million, respectively, and during the six months ended June 30, 2018 and 2017, we recognized revenue of $1.1 million and $4.2 million, respectively. The active phase of the contract occurred in 2016 and 2017, whereas in 2018 activities are winding down, so future revenue from this contract is not expected to be material.

Royalty Revenue

The following table presents our royalty revenue for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$70	$—	N/A	$963	$—	N/A

For the three and six months ended June 30, 2018, royalty revenue was $70,000 and $963,000, respectively. There was no such revenue in the corresponding periods in 2017. Royalty revenue is earned on sales of Relenza® and Inavir®, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the periods subsequent to February 13, 2018.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

The following table presents our non-cash royalty revenue related to the sale of future royalties for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$18	$—	N/A	$18	$—	N/A

For both the three and six months ended June 30, 2018, non-cash royalty revenue related to the sale of future royalties was $18,000. There was no such revenue in the corresponding periods in 2017. In April 2016, Aviragen sold certain royalty rights related to the approved product Inavir® in the Japanese market for $20 million to HCRP. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value, estimated to be $16.3 million, which is accounted for as a liability and is being amortized using the effective interest method over the remaining estimated life of the arrangement. As a result of this accounting, even though we did not retain the related royalties under the transaction as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Research and Development

The following table presents our research and development expenses for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$5,012	$4,324	16%	$8,420	$8,203	3%

Research and development expenses represent costs incurred to conduct research, including the development of Vaxart’s tablet vaccine platform, its tablet vaccine candidates and, since the Merger, teslexivir, including preclinical, clinical and manufacturing costs for these activities.

For the three months ended June 30, 2018, research and development expenses increased by $688,000, or 16%, compared to the three months ended June 30, 2017. The increase in the 2018 period is principally due to amortization of intangible assets acquired in the Merger, clinical trials of teslexivir, higher personnel costs due to an increase in headcount and higher expenditure on tablet vaccine research. These increases were partially offset by lower expenditures incurred under the HHS BARDA contract and a reduction in norovirus clinical trial expenses.

For the six months ended June 30, 2018, research and development expenses increased by $217,000, or 3%, compared to the six months ended June 30, 2017. The increase in the 2018 period is principally due to amortization of intangible assets acquired in the Merger, clinical trials of teslexivir and vapendavir, higher personnel costs due to an increase in headcount and higher expenditure on laboratory supplies for tablet vaccine research. These increases were partially offset by lower expenditures incurred under the HHS BARDA contract and a reduction in norovirus and RSV clinical trial expenses.

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$1,771	$653	171%	$3,781	$1,331	184%

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting, investor relations, market research and other consulting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of rent, deprecation and other facilities related expenses.

For the three months ended June 30, 2018, general and administrative expenses increased by $1,118,000, or 171%, compared to the three months ended June 30, 2017. The increase in the 2018 period is due to an increase in personnel costs due to an increased headcount, additional expenses incurred as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Capital Market, as well as additional insurance, investor relations, directors’ fees and other professional expenses.

For the six months ended June 30, 2018, general and administrative expenses increased by $2,450,000, or 184%, compared to the six months ended June 30, 2017. The increase in the 2018 period is due principally due to an increase in legal and other professional costs and additional expenses incurred as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Capital Market, as well as additional insurance, investor relations and directors’ fees, plus an increase in personnel costs due to an increased headcount and the overlap of personnel due to transitioning following the Merger. Approximately $0.5 million in legal, accounting and other third-party costs incurred in the six months ended June 30, 2018, related directly to the Merger and are not expected to recur.

Impairment of Intangible Assets

The following table presents the impairment of our intangible assets for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$1,600	$—	100%	$1,600	$—	100%

Impairment of intangible assets represents the write-off of the in-process research and development related to teslexivir that we acquired in the Merger. Since the Phase 2 trial completed in May 2018 did not achieve the primary efficacy endpoint and we have suspended development activities, we now consider this asset to be fully impaired.

Other Income and (Expenses)

The following table presents our net non-operating income and (expenses) for the three and months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$(1,095)	$(415)	164%	$5,162	$(964)	N/A

For the three months ended June 30, 2018, we recorded net non-operating expenses of $1.1 million, compared to net non-operating expenses of $415,000 in the three months ended June 30, 2017. For the six months ended June 30, 2018, we recorded net non-operating income of $5.2 million, compared to net non-operating expenses of $1.0 million in the six months ended June 30, 2017.

The principal source of non-operating income in the six months ended June 30, 2018, was a bargain purchase gain of $6.7 million, representing the excess of our preliminary valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger. The reduction from the gain of $7.0 million reported in the three months ended March 31, 2018, is due to the refinement of our preliminary valuations of assets and liabilities acquired in the Merger, principally to the reserve for the royalty returns. These preliminary valuations remain subject to change.

Interest expense was $573,000 in the six months ended June 30, 2018, decreasing from $1.5 million in the 2017 period due to Private Vaxart’s convertible promissory notes being outstanding for only 43 days prior to the Merger, whereas they earned interest for 181 days in the 2017 period. Non-cash interest expense on liability related to sale of future royalties of $468,000 and $766,000 in the three and six months, respectively, ended June 30, 2018, relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir® in the post-Merger period as debt.

The gain on revaluation of financial instruments in the 2017 periods were principally caused by an embedded derivative liability related to the conversion feature on Private Vaxart’s convertible promissory notes, which had a fair value of$3.3 million as of December 31, 2016, and zero value as of December 31, 2017. Of this change in fair value, $300,000 and $450,000 occurred in the three and six months, respectively, ended June 30, 2017. Since Private Vaxart’s convertible promissory notes and warrants converted to equity on the Merger, there are no longer any comparable financial instruments outstanding on which a change in fair value will be recorded.

The foreign exchange loss of $199,000 in the three months ended June 30, 2018, relates to the revaluation of cash and receivables denominated in Australian dollars and British pounds at their June 30, 2018, exchange rates and resulted from the strengthening U.S. dollar.

Provision for income taxes

The following table presents our provision for income taxes for the three and six months ended June 30, 2018 and 2017, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$1	$—	N/A	$29	$—	N/A

The provision for income taxes for the three and six months ended June 30, 2018, comprises $1,000 and $29,000, respectively, of withholding tax on royalty revenue earned on sales of Inavir® in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Since inception, Vaxart’s operations have been financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of our convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, repayable by January 2021. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay for severance, banker fee, D&O tail insurance, legal and other professional costs incurred by Aviragen prior to or upon the Merger. As of June 30, 2018, Vaxart had $23.9 million of cash and cash equivalents. Management believes these funds are sufficient to fund Vaxart into, but possibly not beyond, the second quarter of 2019.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when these expenses are paid, as reflected in the change in our outstanding accounts payable and accrued expenses.

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing. We may also enter into government funding programs and consider selectively partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(3,488)	$(6,023)
Cash provided by investing activities	26,580	203
Cash used in financing activities	(742)	—
Net increase (decrease) in cash and cash equivalents	$22,350	$(5,820)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2018 and 2017, in the amounts of $3,488,000 and $6,023,000, respectively. The cash used in operating activities in the six months ended June 30, 2018, was due to a net loss of $6,557,000 and $2,266,000 of adjustments for net non-cash income related to the bargain purchase gain, depreciation and amortization, stock-based compensation, loss on revaluation of financial instruments, impairment of intangible assets, non-cash interest,amortization of note discount and non-cash interest expense related to sale of future royalties, offset by $5,335,000 provided by a change in working capital, principally due to a decrease in accounts receivable of $14,735,000. The cash used in operating activities in the six months ended June 30, 2017, was due to cash used to fund a net loss of $6,334,000 and a decrease in working capital of $1,006,000, offset by net non-cash expenses related to depreciation and amortization, stock-based compensation, amortization of discount on short-term investments, gain on revaluation of financial instruments, non-cash interest and amortization of note discount totaling $1,317,000.

Net Cash Provided by Investing Activities

In the six months ended June 30, 2018, we received cash of $25,525,000 in the Merger and $1,415,000 from maturities of short-term investments, net of purchases. This was offset by $339,000 to purchase property and equipment and $21,000 to pay for fractional shares of common stock in the Merger. In the six months ended June 30, 2017, Vaxart received $298,000 from maturities of short-term investments, net of purchases, which was offset by $95,000 used to purchase property and equipment.

Net Cash Used in Financing Activities

We used $694,000 in the six months ended June 30, 2018, to repay principal on the secured promissory note payable to Oxford Finance and $61,000 to repay principal on a short-term note, offset by $13,000 received for the exercise of stock options. There were no financing activities in the six months ended June 30, 2017.

Availability of Additional Funds

We believe funds available at June 30, 2018, along with our projected revenue, are sufficient to fund our operations into the second quarter of 2019. To continue operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. We currently have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Vaxart, Inc. and its subsidiaries: Vaxart Biosciences, Inc., Biota Holdings Pty, Ltd., Biota Scientific Management Pty, Ltd., Biota Europe Limited and Anaconda Pharma S.A.S. All significant inter-company transactions and balances are eliminated in consolidation.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within other accrued liabilities in the balance sheets and within research and development expense in the condensed consolidated statements of operations and comprehensive loss. These costs can be a significant component of our research and development expenses.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Intangible Assets

Intangible assets acquired in the Merger on February 13, 2018, were recorded at their estimated fair values of $20.6 million and $1.8 million for developed technologies Inavir® and Relenza®, respectively, which are being amortized on a straight-line basis over the estimated periods of future royalties of 11.75 and 1.3 years, respectively, and $1.6 million for in-process research and development related to teslexivir which was considered indefinite-lived until it was assessed as impaired in the three months ended June 30, 2018. These valuations were prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams, which are highly subjective.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2018, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal controls over financial reporting as of June 30, 2018:

We lacked sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions. Therefore, there was a risk that a potential material misstatement of the financial statements would occur without being prevented or detected on a timely basis.

We have taken certain steps to remediate this material weakness, including increasing the depth and experience within our accounting and finance organization, including hiring a full-time Controller and a full-time Associate Director of SEC Reporting, both Certified Public Accountants with active licenses, as well as designing and implementing improved processes and internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, we designed and implemented procedures in our finance department to remediate the risks related to inadequate segregation of duties and review of account reconciliations and nonroutine transactions. These procedures included the retention of adequately qualified staff and the commencement of formal approval procedures for all journal entries and account reconciliations, as well as increased management oversight over financial reporting. This was done to address a material weakness relating to our lack of sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions that was previously identified in Item 4 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. While we believe these procedures will be effective in remediating the material weakness, they were not yet fully operational as of June 30, 2018.

Other than the partial implementation of these new procedures, there was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Even though we generate royalty revenue from our two commercialized influenza products, we have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured our tablet vaccine or small-molecule antiviral drug candidates at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

Our ability to generate significant revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our tablet vaccine candidates for the treatment of norovirus, seasonal influenza, respiratory syncytial virus, or RSV, cervical cancer and dysplasia caused by human papillomavirus, or HPV, and other infectious diseases, and to obtain the necessary regulatory approvals.

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

•         receive royalties on our products and product candidates including in connection with sales of Relenza® and Inavir®;

•         establish sales, marketing, manufacturing and distribution systems;

•         add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;

•         develop manufacturing capabilities for bulk materials and manufacture commercial quantities of our product candidates at acceptable cost levels

•         achieve broad market acceptance of our product candidates in the medical community and with third-party payors and consumers;

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

We expect research and development expenses to increase significantly for any of our small molecule antivirals and tablet vaccines, including those for the prevention of norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer, and any other chronic viral infections and cancer. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of June 30, 2018, we had an accumulated deficit of $86.5 million.

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

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidate for norovirus. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our norovirus tablet vaccine. Our norovirus tablet vaccine may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. we are not permitted to market our norovirus tablet vaccine in the United States until we receive approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. To date, we have only completed Phase 1 clinical trials for one of the two strains necessary for our bivalent norovirus tablet vaccine candidate. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our norovirus tablet vaccine for many reasons, including:

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

Our independent auditors included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2017, indicating that, because we had experienced losses and negative cash flows from operations and had an accumulated deficit and debt obligations, there was substantial doubt about our ability to continue as a going concern. We do not believe that this substantial doubt has been alleviated. As of June 30, 2018, we had $23.9 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations into, but possibly not beyond, the second quarter of 2019. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

*We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our tablet vaccine candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our tablet vaccine candidates. Even with the cash acquired in the Merger and from the acquired royalty streams, we will require substantial additional capital to complete the development and potential commercialization of our tablet vaccine candidates for norovirus, seasonal influenza, RSV, HPV, and the development of other product candidates. If we are unable to raise capital or find appropriate partnering or licensing collaborations, when needed or on acceptable terms, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

As of June 30, 2018, we had $23.9 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations under our current operating plan into, but possibly not beyond, the second quarter of 2019. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, royalties, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholders’ rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming our stock or making investments.

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

*The terms of our debt facility place restrictions on our operating and financial flexibility.

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

•         failure to maintain our existing third-party license, manufacturing and supply agreements;

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Of the approximately 7.1 million shares outstanding as of June 30, 2018, approximately 3.6 million are freely tradable, without restriction, in the public market. The remaining approximately 3.5 million shares will become freely tradable on August 12, 2018, when the lock-up agreements that restrict the Company’s executive officers and directors and principal stockholders’ ability to transfer their shares, subject to specified exceptions, expire. After the lock-up agreements expire, approximately 3.1 million shares of our common stock presently held by directors, executive officers and major shareholders will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, and various vesting agreements.

*One stockholder owns a significant percentage of our stock and, together with our management, will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2018, entities affiliated with Care Capital, a venture capital fund associated with two of our directors, owned approximately 39.2% of our common stock, and Care Capital together with our executive officers and directors owned approximately 43.6% of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with Care Capital alone will have significant ability to influence decisions through their ownership position. For example, this concentration of ownership may enable a small number of stockholders to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may not be in the best interests of all our stockholders.

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

*If we fail to obtain or maintain adequate reimbursement and insurance coverage for our product candidates, our ability to generate significant revenue could be limited.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of June 30, 2018, we had 30 full-time employees. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

We have already taken steps to remediate this material weakness. We have increased the depth and experience within our accounting and finance organization, in part by hiring a Corporate Controller and an Associate Director of SEC Reporting. We are also designing and implementing improved processes and internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

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

In our H1N1 influenza Phase 2 trial we used vaccine tablets that contained approximately 1.5 x 1010 IU of vaccine. Accordingly, subjects in this trial were required to take 7 tablets in a single setting to reach the aggregate dose of 1 x 1011 IU, the target dose for this trial. We believe that in order to fully capture the commercial success of  our seasonal influenza vaccine candidate, we will need to continue to refine our formulation and develop influenza vaccine tablets that contain the desired dose for each vaccine strain in a single tablet, resulting in a vaccination regime of no more than four tablets. Increasing the potency of the vaccine tablets may affect the stability profile of the vaccine and we may not be able to reduce the vaccination regime for an influenza strain to a single tablet or combine the four influenza strains into one vaccine tablet. In addition, increasing the potency of the vaccine tablets or combining the influenza strains necessary to create a quadrivalent vaccine may adversely affect manufacturing yields and render such tablets too costly to manufacture at commercial scale. Our efforts to develop tablet vaccine candidates for norovirus and RSV face similar formulation challenges. If we are unable to further develop and refine the formulations of our tablet vaccine candidates, we may be unable to obtain regulatory approval from the FDA or other regulatory authorities, and even if approved, the commercial acceptance of our tablet vaccine candidates would likely be limited.

*Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our tablet vaccine candidates.

Our tablet vaccine candidates for norovirus and seasonal influenza are still in early-stage clinical development. Both will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for either indication or for any other treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our tablet vaccine candidates, which are currently in pre-clinical development, or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for our tablet vaccine candidates for seasonal influenza, norovirus and RSV will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Our vaccine candidates in the later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of early clinical trials of the tablet vaccine candidate for seasonal influenza as well as the pre-clinical results we have observed for our norovirus and RSV tablet vaccine candidates therefore may not be predictive of the results of our planned Phase 1 and 2 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

Novel vaccine adjuvants, included in some of our tablet vaccine candidates, may pose an increased safety risk to patients. Adjuvants are compounds that are added to vaccine antigens to enhance the activation and improve immune response and efficacy of vaccines. Development of vaccines with novel adjuvants requires evaluation in larger numbers of patients prior to approval than would be typical for therapeutic drugs. Guidelines for evaluation of vaccines with novel adjuvants have been established by the FDA and other regulatory bodies and expert committees. Our current tablet vaccine candidates, including for norovirus, include a novel adjuvant, and future vaccine candidates may also include one or more novel vaccine adjuvants. Any vaccine, because of the presence of an adjuvant, may have side effects considered to pose too great a risk to patients to warrant approval of the vaccine. Traditionally, regulatory authorities have required extensive study of novel adjuvants because vaccines typically get administered to healthy populations, in particular infants, children and the elderly, rather than to people with disease. Such extensive study has often included long-term monitoring of safety in large general populations that has at times exceeded 10,000 subjects. This contrasts with the few thousand subjects typically necessary for approval of novel therapeutics. To date, the FDA and other major regulatory agencies have only approved vaccines containing five adjuvants, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our tablet vaccine candidates in the United States or elsewhere.

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

Vaccine development is highly competitive and subject to rapid and significant technological advancements. We face competition from various sources, including larger and better funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as academic institutions, governmental agencies and public and private research institutions. In particular, our influenza vaccine candidate would compete with products that are available and have gained market acceptance as the standard treatment protocol. Further, it is likely that additional drugs or other treatments will become available in the future for the treatment of the diseases we are targeting.

For tablet vaccines, we face competition from approved vaccines, against which new tablet vaccines must demonstrate compelling advantages in efficacy, convenience, tolerability and safety, and from competitors working to patent, discover, develop or commercialize medicines before we can do the same with tablet vaccines.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of products for the treatment of diseases, as well as in obtaining regulatory approvals of those products in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make any of our tablet vaccine candidates less competitive. In addition, any new vaccine that competes with an approved vaccine must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, discovering, developing, receiving the FDA’s approval for or commercializing medicines before we do, which would have an adverse impact on our business and results of operations.

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

There are other organizations working to improve existing therapies, vaccines or delivery methods, or to develop new vaccines, therapies or delivery methods for their selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success of our vaccine candidates, if approved.

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

There is currently no approved RSV vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including monoclonal antibodies, small molecule therapeutics, as well as various viral vector and VLP based vaccine technologies. While we are not aware of all of our competitors’ efforts, we believe, based on public statements, that several companies are in various stages of developing an RSV vaccine including GlaxoSmithKline, Johnson & Johnson, Bavarian Nordic, Astellas, MedImmune, Novavax, and Sanofi, as well as the National Institute of Allergy and Infectious Diseases, an institute under the U.S. National Institutes of Health, and possibly others.

There is currently no approved HPV therapeutic vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. We believe, based on public statements, that several companies are in various stages of developing an HPV therapeutic vaccine including Inovio, Advaxis, Genexine, and possibly others.

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

Furthermore, if any of our tablet vaccines are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•         regulatory authorities may withdraw their approval of the tablet vaccine candidates or impose restrictions on their distribution or other risk management measures;

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

•         we could elect to discontinue the sale of our tablet vaccine candidates; and

•         our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected tablet vaccine candidate and could substantially increase the costs of commercialization.

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

Any tablet vaccine candidate for which we obtain marketing approval, along with the manufacturing processes, post- approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such tablet vaccine candidate, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a tablet vaccine candidate is granted, the approval may be subject to limitations on the indicated uses for which the tablet vaccine candidates may be marketed or to the conditions of approval. If a tablet vaccine candidate receives marketing approval, the accompanying label may limit the approved use of that tablet vaccine, which could limit sales.

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

Because we expect sales of our tablet vaccine candidate for norovirus, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of this tablet vaccine to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we would otherwise plan.

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

In addition, current influenza vaccines are generally trivalent (containing three strains) or quadrivalent (containing four strains). If the FDA requires or recommends, changes in influenza vaccines, for example for a monovalent vaccine or for use of a strain that is not currently circulating in the human population, it is uncertain whether we will be able to produce or manufacture such a vaccine at commercially reasonable rates.

*The seasonal nature of our target indications, in particular influenza, and competition from new products may cause unpredictable royalty revenues from Relenza® and Inavir® and significant fluctuations in our operating results.

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

We currently earn royalty revenue from the net sales of Relenza® and Inavir®, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. Our licensees may encounter competition from new products entering the market, which could adversely affect our royalty income. On February 23, 2018, Osaka-based drug maker Shionogi & Co gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza may gain significant market share from Inavir®in Japan, substantially reducing the sales of Inavir®. This would significantly decrease the royalty payments we receive from Daiichi Sankyo.

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

If safety, tolerability, resistance, drug-drug interactions, competing products or efficacy concerns should arise with Relenza® or Inavir®, our future royalty revenue may be reduced, which would adversely affect our financial condition and business.

We currently earn royalty revenue from Relenza® and Inavir®, which are marketed by our licensees. Data supporting the marketing approvals and forming the basis for the safety warnings in the product labels for these products were obtained in controlled clinical trials of limited duration in limited patient populations and, in some cases, from post-approval use. As these marketed products are used over longer periods of time and by more patients, some with underlying health problems or taking other medicines, new issues such as safety, tolerability, resistance or drug-drug interaction issues could arise, which may require our licensees to provide additional warnings or contraindications on their product labels, or otherwise narrow the approved indications. Further, additional information from ongoing research or clinical trials of these products that raise any doubts or concerns about their efficacy may arise, or competing products may be introduced and limit the market penetration of our product candidates. If serious safety, tolerability, resistance, drug-drug interaction, efficacy, competing products, or any other concerns or issues arise with respect to Relenza® and Inavir®, sales of these products could be impaired, limited or abandoned by our licensees or by regulatory authorities, in which case our royalty revenue would decrease.

*Our success depends largely upon our ability to advance our product candidates through the various stages of drug development. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

Even though we generate royalty revenue from our two commercialized influenza products, all of our remaining product candidates are in early stages of development and their commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of one or more of our product candidates may have a material adverse effect on our business. For example, the Phase 2 trial of teslexivir, which was costly and diverted resources from our other product candidates, did not achieve the primary efficacy endpoint.  The long-term success of our business ultimately depends upon our ability to advance the development of our product candidates through preclinical studies and clinical trials, appropriately formulate and consistently manufacture them in accordance with strict specifications and regulations, obtain approval of our product candidates for sale by the FDA or similar regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized, either by us or by a strategic partner or licensee. We cannot be sure that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

Currently, there no approved HPV-specific direct acting anti-viral drugs to treat genital warts. Treatments for genital warts can be divided broadly into two categories: provider-administered ablative/cytodestructive therapies (including cryotherapy, laser ablation, and trichloroacetic acid) and patient-administered topical therapies such as podophyllotoxin (Condylox®; Actavis), sinecatechins (Veregen®; Fougera Pharmaceuticals, Inc.), and imiquimod (Zyclara®, Aldara®; Valeant). We are aware that there are compounds under clinical development to treat genital warts, including Novan’s SB206 and Cassiopea’s CB-06-02. The project to develop teslexivir is presently inactive, however, should it ever be successfully developed, it would directly compete with the patient-applied topical treatments for genital warts. We believe that key differentiating features of teslexivir could be its mechanism of action, favorable local skin tolerability, efficacy, and lower reoccurrence rate. Three prophylactic vaccines, primarily designed to prevent cervical, vulvar, vaginal, and anal cancers, are currently marketed: a bivalent HPV16/18 vaccine (Cervarix®; GSK), quadrivalent HPV16/18/6/11 (Gardasil®; Merck) and the 9-valent HPV 6/11/16/18/33/52/58 (Gardasil®9; Merck). Gardasil® 9 is indicated for females aged 9 through 26 and males aged 9 through 15, to prevent various HPV related cancers and genital warts in both sexes. Gardasil®, Gardasil® 9, and Cervarix® are not known to exhibit a therapeutic effect on existing HPV lesions.

Currently, there are no approved direct-acting antiviral drugs to treat HRV infections. The project to develop our vapendavir product candidate is presently inactive, however, if ever approved, it would indirectly compete with drugs approved to reduce the incidence of exacerbations or improve lung function in patients with asthma and COPD, such as fluticasone propionate (Advair®), tiotoprium bromide (Spiriva®), fluticasone furoate/vilanterol (Breo Ellipta®), and roflumilast (Daliresp®). In addition to these approved drugs, there are compounds at the clinical development stage that if successfully developed for the treatment of HRV infections could compete with vapendavir in the future.

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

From 2012 through the end of December 2017, we relied on a third-party contract manufacturer, Lonza Houston, Inc., for the manufacture, labeling, packaging, storage, and distribution of vaccine tablets to supply the clinical phase 1 and phase 2 trials we have conducted to date. We have developed in-house manufacturing processes under cGMP, which we plan to use to manufacture bulk product and vaccine tablets for future Phase 1 and Phase 2 clinical trials at our own facility in South San Francisco, California. This transition may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements.

We recently conducted two manufacturing runs that did not provide bulk product of adequate yield or purity.  We have modified our process and are conducting additional runs.  If we are unable to manufacture sufficient quantities of our tablet vaccine candidates in a timely manner, our development activities would be impaired and we may need to partner with a third-party supplier. We may unable to enter into a third-party supplier agreement that is economically feasible or without significant delay.

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

If we encounter any of these problems or are otherwise delayed, or if the cost of manufacturing at our South San Francisco facility is not economically feasible and we cannot find a third-party supplier, we may not be able to produce tablet vaccine candidates in a sufficient quantity to meet future demand.

In the event that we need to engage or subsequently change a third-party contract manufacturer, our preclinical studies or our clinical trials and the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in the need for us to incur significantly higher costs, which could materially harm our business.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Engaging a third-party contract manufacturer or changing a future contract manufacturer may be difficult and could be extremely costly and time consuming, which could result in our inability to manufacture our product candidates for an extended period of time and a delay in the development of our product candidates. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

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

In the event that we place reliance on third-party contract manufacturers, which in some cases may be sole sourced, we would be exposed to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues in the future. Some of these risks include, but are not limited to:

•         our potential contract manufacturers failing to develop an acceptable formulation to support late-stage clinical trials for, or the commercialization of, our product candidates;

•         our potential contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, current good manufacturing practices, or cGMP, or regulatory guidelines, or otherwise manufacturing material that we or regulatory authorities deem to be unsuitable for our clinical trials or commercial use;

•         our potential contract manufacturers being unable to increase the scale of or the capacity for, or reformulate the form of, our product candidates, which may cause us to experience a shortage in supply or cause the cost to manufacture our product candidates to increase. There can be no assurance that our potential contract manufacturers will be able to manufacture our product candidates at a suitable commercial scale, or that we will be able to find alternative manufacturers acceptable to us that can do so;

•         our potential contract manufacturers placing a priority on the manufacture of other customers’ or their own products, rather than our products;

•         our potential contract manufacturers failing to perform as agreed or exiting from the contract manufacturing business; and

•         our potential contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

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

In the event that we need to engage or subsequently change a third-party contract manufacturer, our preclinical studies or our clinical trials, and the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in the need for us to incur significantly higher costs, which could materially harm our business.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Engaging a third-party contract manufacturer or changing a future contract manufacturer may be difficult and could be extremely costly and time-consuming, which could result in our inability to manufacture our product candidates for an extended period of time and a delay, as well as an increase in costs, in the development of our product candidates.

*We may not be able to manufacture our product candidates in sufficient quantities to commercialize them.

In order to receive FDA approval of our product candidates, we will need to manufacture such product candidates in larger quantities. We may not be able to increase successfully the manufacturing capacity for our product candidates in a timely or economic manner, or at all. In the event FDA approval is received, we will need to increase production of our product candidates. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for our product candidates, the clinical trials, the regulatory approval and the commercial launch of our product candidates may be delayed, or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. Failure to achieve and maintain high-quality manufacturing, including the incidence of manufacturing errors, could result in patient injury or death, delays or failures in testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

We must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our component materials may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards, for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our failure, or that our third-party manufacturers, to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of any product candidates we may develop or acquire in the future, or entail higher costs, or impair our reputation.

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

Risks Related to Intellectual Property

*If we are unable to obtain and maintain patent protection for our oral vaccine platform technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protections and confidentiality agreements to protect the intellectual property related to our drug development programs and product candidates. We own a patent portfolio on our oral vaccine platform, with patents granted in most major jurisdictions including the United States, European Union, Japan and South Korea. Our original chimeric adenoviral patents expire in 2027 without extensions. We have additional patent applications on the formulation of vaccines in tablets, which, if granted, would expire in 2035 without extensions. We also have patent applications actively being prosecuted on oral norovirus and RSV vaccines. If granted these patents would expire in 2036 without extension.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and vaccines. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and tablet vaccines or small molecule antivirals, or limit the duration of the patent protection of our technology and product candidates. Moreover, patents have a limited lifespan. In the United States and other countries, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available, however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current or future tablet vaccine candidates, we may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

*If we are unable to adequately protect or expand our intellectual property related to products acquired in the Merger, our business prospects could be harmed.

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

LANI, a long acting NI for the treatment and prevention of influenza A and B, is currently marketed as Inavir® in Japan by Daiichi-Sankyo. The patent relating to the structure of LANI expired in 2017 in the United States, the European Union, or EU, and Japan, although the product has received patent term extension in Japan until 2021 for treatment and 2022 for prevention. The patent relating to hydrates and the crystalline form of LANI actually used in the product expires in 2021 (not including extensions) in the United States and EU and in 2024 in Japan. In February 2015, a patent containing claims relevant to the manufacture of Inavir® was issued in Japan and expires in December 2029. The dry-powder inhaler device patent portfolio, which includes TwinCaps®, is owned by Hovione International Limited, or Hovione, and is exclusively licensed to Daiichi Sankyo and Vaxart worldwide for the prevention and treatment of influenza and other influenza-like viral infections. These patents will expire in 2029 in the United States, and in 2027 in the European Union and Japan.

Vapendavir is an oral antiviral picornavirus capsid binder that we had been developing to treat HRV infections, although this project is presently inactive. We exclusively own the vapendavir patent portfolio. Issued claims under this portfolio will begin to expire in some countries in December 2021, not including extensions. Claims from patents related to a comparably bioavailable compound comprising an anhydrous crystalline free base form of vapendavir and the preferred commercialization form of vapendavir have been allowed in the United States and other countries and extend intellectual property to 2034 without extensions.

Teslexivir is a direct-acting antiviral that we had been developing as a topical treatment for genital warts caused by HPV 6 and 11, which together comprise more than 95% of cases. This project is currently inactive. The patent containing composition of matter claims expires in the United States in 2029 without extensions. A United States patent with claims to method of use has been issued and will expire in 2033 without extensions.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation ofAviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to RestatedCertificate of Incorporation of AviragenTherapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to RestatedCertificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018
3.4	Restated By-laws of Aviragen Therapeutics,Inc.	Form 10-K	001-35285	3.2	September 13, 2016
10.1*#	Offer Letter, dated April 13, 2018, by and between Vaxart, Inc. and Brant Biehn.
10.2*#	Offer Letter, dated April 13, 2018, by and between Vaxart, Inc. and David Taylor, M.D.
10.3#	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice.	Form 8-K	001-35285	10.1	June 6, 2018
10.4*#	Severance Benefit Plan Participation Notice dated June 6, 2018, by and between Vaxart, Inc. and Wouter Latour, M.D.
10.5*#	Severance Benefit Plan Participation Notice dated June 6, 2018, by and between Vaxart, Inc. and Sean Tucker
10.6*#	Severance Benefit Plan Participation Notice dated June 6, 2018, by and between Vaxart, Inc. and David N. Taylor, M.D.
10.7*#	Severance Benefit Plan Participation Notice dated June 6, 2018, by and between Vaxart, Inc. and John Harland
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*§

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*§

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to the Condensed Consolidated Financial Statements

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

VAXART, INC.

Dated: August 10, 2018	By: /s/ WOUTER W. LATOUR
Wouter W. Latour
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2018	By: /s/ JOHN M. HARLAND
John M. Harland
Chief Financial Officer
(Principal Financial Officer)