Form 10-Q
period 2018-09-30
Vaxart, Inc.
filed 2018-11-13
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The Registrant had 7,141,189 shares of common stock, $0.10 par value, outstanding as of November 12, 2018.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$17,922	$1,571
Short-term investments	—	1,415
Accounts receivable, net of allowance	256	630
Prepaid expenses and other current assets	989	137

Total current assets	19,167	3,753

Property and equipment, net	1,059	730
Intangible assets, net	20,410	40

Total assets	$40,636	$4,523
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,301	$1,390
Current portion of secured promissory note payable to Oxford Finance	1,667	1,528
Short-term note payable	102	—
Liability related to sale of future royalties, current portion	3,279	—
Other accrued liabilities	1,677	1,605

Total current liabilities	8,026	4,523

Convertible promissory notes, long-term, related parties	—	35,282
Liability related to sale of future royalties, net of current portion	14,301	—
Secured promissory note payable to Oxford Finance, net of current portion	2,321	3,440

Total liabilities	24,648	43,245

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred Stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2018; 1,221,064 issued and outstanding as of December 31, 2017, with aggregate liquidation value of $39,956	—	1
Common Stock: $0.10 par value; 200,000,000 shares authorized; 7,141,189 and 138,492 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	714	—
Additional paid-in capital	108,361	41,259
Accumulated deficit	(93,087)	(79,982)

Total stockholders’ equity (deficit)	15,988	(38,722)

Total liabilities and stockholders’ equity (deficit)	$40,636	$4,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Revenue from government contract	$194	$915	$1,324	$5,079
Royalty revenue	87	—	1,050	—
Non-cash royalty revenue related to the sale of future royalties	—	—	18	—

Total revenue	281	915	2,392	5,079

Operating expenses:
Research and development	4,381	2,247	12,801	10,450
General and administrative	1,674	624	5,455	1,955
Impairment of intangible assets	—	—	1,600	—
Impairment of property and equipment	106	—	106	—

Total operating expenses	6,161	2,871	19,962	12,405

Operating loss	(5,880)	(1,956)	(17,570)	(7,326)

Other income and (expenses):
Bargain purchase gain	—	—	6,660	—
Interest income	11	18	52	51
Interest expense	(129)	(768)	(702)	(2,267)
Non-cash interest expense related to sale of future royalties	(532)	—	(1,298)	—
Gain on sale of equipment	—	69	—	69
Gain (loss) on revaluation of financial instruments, net	—	464	(3)	966
Foreign exchange loss	(18)	—	(215)	—

Total other income and (expenses)	(668)	(217)	4,494	(1,181)

Net loss before provision for income taxes	(6,548)	(2,173)	(13,076)	(8,507)

Provision for income taxes	—	—	29	—

Net loss	(6,548)	(2,173)	(13,105)	(8,507)

Series B and C preferred dividend	—	(725)	(339)	(2,153)

Net comprehensive loss attributable to common stockholders	$(6,548)	$(2,898)	$(13,444)	$(10,660)

Net loss per share – basic and diluted	$(0.92)	$(21.36)	$(2.23)	$(78.58)

Shares used to compute net loss per share – basic and diluted	7,141,189	135,658	6,038,001	135,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

					Additional Paid-in Capital		Total Stockholders’ (Deficit) Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balances as of January 1, 2018	1,221,064	$1	138,492	$—	$41,259	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	157	35,420	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	(1)	1,918,543	192	(191)	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	365	31,403	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	387	—	387

Net loss	—	—	—	—	—	(13,105)	(13,105)

Balances as of September 30, 2018	—	$—	7,141,189	$714	$108,361	$(93,087)	$15,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(13,105)	$(8,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(6,660)	—
Depreciation and amortization	2,379	295
Gain on sale of equipment	—	(69)
Impairment of intangible assets	1,600	—
Impairment of property and equipment	106	—
Stock-based compensation	387	374
Amortization of discount on short-term investments	—	20
Loss (gain) on revaluation of financial instruments, net	3	(966)
Non-cash interest expense	408	1,918
Amortization of note discount	18	107
Non-cash interest expense related to sale of future royalties	1,298	—
Non-cash revenue related to sale of future royalties	(18)	—
Change in operating assets and liabilities:
Accounts receivable, net of allowance	15,040	1,263
Prepaid expenses and other assets	(416)	(133)
Accounts payable	(3,495)	(2,160)
Accrued liabilities	(6,391)	67

Net cash used in operating activities	(8,846)	(7,791)

Cash flows from investing activities:
Purchase of property and equipment	(512)	(76)
Proceeds from sale of equipment	—	70
Cash acquired in reverse merger	25,525	—
Cash paid for fractional shares in merger	(21)	—
Purchases of short-term investments	(573)	(6,771)
Proceeds from maturities of short-term investments	1,988	8,081

Net cash provided by investing activities	26,407	1,304

Cash flows from financing activities:
Repayment of principal on secured promissory note payable to Oxford Finance	(1,111)	—
Repayment of short-term note	(112)	—
Proceeds from issuance of common stock upon exercise of stock options	13	—

Net cash used in financing activities	(1,210)	—

Net increase (decrease) in cash and cash equivalents	16,351	(6,487)

Cash and cash equivalents at beginning of the period	1,571	8,405

Cash and cash equivalents at end of the period	$17,922	$1,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Supplemental disclosure of cash flow information:
Interest paid	$276	$241
Supplemental disclosure of non-cash financing activity:
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$31,768	$—
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$35,577	$—
Reclassification of convertible preferred stock warrant liability to equity	$70	$—
Acquisition of property and equipment included in accounts payable	$102	$—

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

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

Liquidity and Going Concern

Since incorporation, the Company has been involved primarily in performing research and development activities, hiring personnel, and raising capital to support these activities. The Company has experienced losses and negative cash flows from operations since its inception. As of September 30, 2018, the Company had an accumulated deficit of $93.1 million and a loan with an outstanding balance of $4.0 million from Oxford Finance, LLC (“Oxford Finance”), repayable in monthly installments by January 2021 (see Note 9).

The Company expects to incur increasing costs as research and clinical trials are advanced and, therefore, expects to continue to incur losses and negative operating cash flows for the next several years. Absent additional funding or adjustments to currently planned operating activities, and in view of the uncertainties regarding future royalty revenue on sales of Relenza® and Inavir®, management believes that the Company’s cash and cash equivalents of $17.9 million held as of September 30, 2018, are sufficient to fund the Company into, but possibly not beyond, the second quarter of 2019.

The Company reviews its operations and clinical plans on a continuing basis, including its commitments for upcoming clinical trials. The Company plans to finance its operations with royalty revenue on sales of Relenza® and Inavir®, additional equity or debt financing arrangements, and potentially with additional funding from government contracts or strategic alliances with partner companies. The availability and amount of such funding is not certain.

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

Cash and Cash Equivalents – The Company considers all highly liquid debt investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which may consist of amounts invested in money market funds, corporate bonds and commercial paper, are stated at fair value. Cash and cash equivalents as of September 30, 2018 and December 31, 2017, includes $50,000 of restricted cash.

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including finite-lived property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed leasehold improvements and furniture at its leased offices in Alpharetta, Georgia as impaired in the three months ended September 30, 2018 (see Notes 5 and 10). There have been no other impairments of the Company’s long-lived assets for the periods presented.

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

Convertible Preferred Stock Warrant Liability – The Company has issued certain convertible preferred stock warrants. These warrants were recorded within other accrued liabilities in the balance sheets at fair value due to down-round protection features contained in the convertible preferred stock into which the warrants were exercisable. At the end of each reporting period, changes in fair value of the warrants since the prior period were recorded as a component of gain (loss) on revaluation of financial instruments in the condensed consolidated statements of operations and comprehensive loss. In the event that the terms of the warrant change such that liability accounting is no longer required, the fair value on the date of such change is released to equity.

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

Stock-Based Compensation – The Company measures the fair value of all stock-based awards, including stock options, to employees and, since April 1, 2018, to nonemployees, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Prior to April 1, 2018, the fair value of awards to nonemployees was measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, whichever was more reliably measured. The fair value of options is estimated using the Black-Scholes valuation model.

Net Income (Loss) Per Share Attributable to Common Stockholders – Basic net income (loss) per share is computed by dividing net income (loss), as adjusted for dividends on the Series B and Series C convertible preferred stock in the period, by the weighted average number of common shares outstanding during the period, without consideration of potential common shares.

Diluted net income (loss) per common share is computed giving effect to all potential dilutive common shares, comprising common stock issuable upon exercise of stock options and warrants. The Company uses the treasury-stock method to compute diluted income (loss) per share with respect to its stock options and warrants. For purposes of this calculation, options and warrants to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019, with early adoption permitted. The Company plans to adopt the new guidance effective January 1, 2019, using the modified retrospective method. The adoption will have no effect on the Company’s statements of operations or cash flows, other than on related disclosures, but will increase both its reported assets and reported liabilities in equal amounts that cannot yet be finally quantified due to uncertainty regarding possible new leases and amendments to existing leases.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired, adjustments made since the acquisition date and the allocation as of September 30, 2018:

	As of February 13, 2018	Adjustments	As of September 30, 2018
		(in thousands)
Cash and cash equivalents	$25,525	$—	$25,525
Accounts receivable	14,666	—	14,666
Prepaid expenses	446	(10)	436
Property and equipment	170	—	170
Intangible assets:
Developed technology (1)	22,400	—	22,400
In-process research and development (2)	1,600	—	1,600
Total assets	64,807	(10)	64,797

Accounts payable	(3,379)	75	(3,304)
Other current liabilities	(6,351)	(393)	(6,744)
Liability related to sale of future royalties	(16,300)	—	(16,300)
Net assets acquired	38,777	(328)	38,449

Purchase price	(31,789)	—	(31,789)

Bargain purchase gain (3)	$6,988	$(328)	$6,660

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.4 million, of which approximately $0.5 million was incurred in the nine months ended September 30, 2018, substantially all in the three months ended March 31, 2018, and is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The Company is in the process of gathering the information necessary to evaluate the tax impact of the acquisition, including the treatment of the bargain purchase gain, and to finalize accrued expenses and the discount rate and underlying assumptions utilized in the valuation of the intangible assets acquired. The Company expects to complete its evaluation of the impact, if any, during fiscal 2018.

Selected amounts related to Aviragen’s business included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018, are as follows:

	Period Ended September 30, 2018
	Three Months	Nine Months
	(in thousands)
Revenue	$87	$1,068

Net loss	$(2,625)	$(5,267)

The unaudited pro forma information in the table below summarizes the combined results of operations of Vaxart Biosciences, Inc. with those of Aviragen as though these entities were combined as of January 1, 2017. The results of Aviragen’s business for the three and nine months ended September 30, 2017, are based on the actual unaudited financial statements prepared for the three and nine months ended September 30, 2017, and for the three and nine months ended September 30, 2018, are based on the Company’s results of operations, with the year-to-date results increased by Aviragen’s activities in the forty-three days prior to the closing of the Merger. The pro forma financial information for all periods presented also includes the removal of direct acquisition-related costs, the reduction in interest expense on borrowing converted into equity in the reverse merger, and the actual depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied as of January 1, 2017. This unaudited pro forma information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total revenue	$281	$3,586	$13,928	$12,640

Net loss	$(6,133)	$(5,854)	$(8,385)	$(23,340)

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

The following tables present the Company’s financial assets and liabilities that are measured at fair value at September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
September 30, 2018		(in thousands)
Recurring Financial Assets:
Money Market Funds	$14	$—	$—	$14
Corporate Bonds	—	—	—	—

Total assets	$14	$—	$—	$14

	Level 1	Level 2	Level 3	Total
September 30, 2018		(in thousands)
Recurring Financial Liabilities:
Convertible promissory notes embedded derivative liability	$—	$—	$—	$—
Convertible preferred stock warrant liability	—	—	—	—

Total liabilities	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
December 31, 2017		(in thousands)
Recurring Financial Assets:
Money Market Funds	$1,192	$—	$—	$1,192
Corporate Bonds	—	1,415	—	1,415

Total assets	$1,192	$1,415	$—	$2,607

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Level 1	Level 2	Level 3	Total
December 31, 2017		(in thousands)
Recurring Financial Liabilities:
Convertible promissory notes embedded derivative liability	$—	$—	$—	$—
Convertible preferred stock warrant liability	—	—	67	67

Total liabilities	$—	$—	$67	$67

The following tables present a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

	Convertible Preferred Stock Warrant Liability	Convertible Promissory Notes Embedded Derivative Liability

			Total
		(in thousands)
Balance at January 1, 2018	$67	$—	$67
Issuances	—	—	—
Revaluation loss included in gain (loss) on revaluation of financial instruments, net	3	—	3
Settlements	(70)	—	(70)
Balance at September 30, 2018	$—	$—	$—

Total losses included in other income and (expenses) attributable to liabilities still held as of September 30, 2018	$—	$—	$—

	Convertible Preferred Stock Warrant Liability	Convertible Promissory Notes Embedded Derivative Liability

			Total
		(in thousands)
Balance at January 1, 2017	$134	$3,280	$3,414
Issuances	—	—	—
Revaluation gains included in gain (loss) on revaluation of financial instruments, net	(46)	(920)	(966)
Settlements	—	—	—
Balance at September 30, 2017	$88	$2,360	$2,448

Total gains included in other income and (expenses) attributable to liabilities still held as of September 30, 2017	$46	$920	$966

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 5.  Balance Sheet Components

(a)     Cash Equivalents and Short-Term Investments

Cash equivalents and short‑term investments, all of which are classified as held‑to‑maturity securities and mature within one year, consisted of the following:

	September 30, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Carrying Value

			(in thousands)
Money market funds	$14	$—	$—	$14	$14
Corporate bonds	—	—	—	—	—
Total	$14	$—	$—	$14	$14
Reported as:
Cash equivalents	$14	$—	$—	$14	$14
Short-term investments	—	—	—	—	—
Total	$14	$—	$—	$14	$14

	December 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Carrying Value

			(in thousands)
Money market funds	$1,192	$—	$—	$1,192	$1,192
Corporate bonds	1,415	—	—	1,415	1,415
Total	$2,607	$—	$—	$2,607	$2,607
Reported as:
Cash equivalents	$1,192	$—	$—	$1,192	$1,192
Short-term investments	1,415	—	—	1,415	1,415
Total	$2,607	$—	$—	$2,607	$2,607

(b)     Accounts Receivable, Net of Allowance

Accounts receivable, net of allowance, comprises the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Royalties receivable	$109	$—
Government contract – billed	65	477
Government contract – unbilled	82	153
Accounts receivable, net of allowance	$256	$630

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(c)     Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Laboratory equipment	$1,993	$1,565
Office and computer equipment	256	175
Leasehold improvements	332	226

Total property and equipment	2,581	1,966
Less: accumulated depreciation	(1,522)	(1,236)
Property and equipment, net	$1,059	$730

Depreciation expense was $130,000 and $91,000 for the three months ended September 30, 2018 and 2017, respectively, and $349,000 and $292,000 for the nine months ended September 30, 2018 and 2017, respectively. Leasehold improvements and furniture at the Company’s leased premises in Georgia, which has been subleased, commencing in November 2018, for less than the rental that the Company is obligated to pay (see Note 10), were assessed as impaired as of September 30, 2018, and accordingly an impairment charge of $106,000 has been charged to operating expenses.

(d)     Intangible Assets

Intangible assets consist of the following:

	September 30, 2018	February 13, 2018	December 31, 2017
		(in thousands)
Purchased technology	$22,400	$22,400	$—
In-process research and development	—	1,600	—
Intellectual property	80	80	80
Total cost	22,480	24,080	80
Less accumulated amortization	2,070	40	40
Intangible assets, net	$20,410	$24,040	$40

Intangible asset amortization expense was $812,000 and $1,000 for the three months ended September 30, 2018 and 2017, respectively, and $2,030,000 and $3,000 for the nine months ended September 30, 2018 and 2017, respectively. Following the results of Phase 2 trials in June 2018, the in-process research and development was assessed as fully impaired in the three months ended June 30, 2018, with the $1.6 million acquired in the Merger (see Note 3) being charged to operating expenses. As of September 30, 2018, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,
2018 (three months remaining)	$812
2019	2,254
2020	1,757
2021	1,757
2022	1,757
Thereafter	12,073
Total	$20,410

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)     Other Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued compensation	$1,015	$1,320
Accrued clinical and manufacturing expenses	84	69
Accrued professional and consulting services	64	113
Reserve for return of royalties	327	—
Deferred rent	38	21
Convertible preferred stock warrant liability	—	67
Other	149	15

Total	$1,677	$1,605

NOTE 6.  Revenue

U.S. Government HHS BARDA Contract

In September 2015, HHS BARDA awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the existing $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million. The Company recognized revenue of $194,000 and $915,000 during the three months ended September 30, 2018 and 2017, respectively, and $1,324,000 and $5,079,000 during the nine months ended September 30, 2018 and 2017, respectively. Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Indirect rates as well as allowable costs are subject to audit by HHS BARDA on an annual basis. Management believes that revenues recognized to date have been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable. Costs relating to contract acquisition are expensed as incurred.

The Company does not consider any of the revenue recorded as of September 30, 2018 or 2017, to be at risk of reversal.

Royalty agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza® to treat influenza. Most of the Company’s Relenza® patents have expired and the only substantial remaining intellectual property related to the Relenza® patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. The post-Merger royalty revenue related to Relenza® recognized in the three and nine months ended September 30, 2018, was $87,000 and $498,000, respectively.

The Company also generates royalty revenue from the sale of Inavir® in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir®. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir® in Japan and was eligible to earn sales milestone payments, including a one-off payment of $5.0 million if net sales exceeded 20 billion Yen in one year. This target was achieved in the three months ended March 31, 2018, prior to the Merger, and Aviragen recognized the related $5.0 million as royalty revenue prior to the Merger. The post-Merger royalty revenue related to Inavir® recognized in the nine months ended September 30, 2018, was $552,000. No such revenue was recognized in the three months ended September 30, 2018, and there was no non-cash royalty revenue payable to HealthCare Royalty Partners III, L.P. (“HCRP”) (See Note 7). Such royalty revenue is subject to a 5% withholding tax in Japan, for which $29,000 was included in income tax expense in the nine months ended September 30, 2018, all in the six months ended June 30, 2018.

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

The following table shows the activity within the liability account since the Merger (in thousands):

Total Liability related to sale of future royalties, February 13, 2018	$16,300
Non-cash royalty revenue paid to HCRP	(18)
Non-cash interest expense recognized	1,298
Total Liability related to sale of future royalties, September 30, 2018	$17,580

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the Loan Agreement, the Company issued a warrant to Oxford Finance to purchase 7,563 shares of its Series C convertible preferred stock at an exercise price of $33.11 per share (the “Warrant”). The fair value of the Warrant at the date of issuance was approximately $134,000, which was recorded as debt discount and is being amortized as interest expense over the term of the loan using the effective‑interest method. The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, is approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $114,000 and $131,000 during the three months ended September 30, 2018 and 2017, respectively, of which $87,000 and $93,000 was paid, respectively, and recorded interest expense of $366,000 and $386,000 during the nine months ended September 30, 2018 and 2017, respectively, of which $276,000 and $241,000 was paid, respectively.

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

NOTE 10.  Commitments and Contingencies

(a)     Leases

The Company has five office and research and development facilities in South San Francisco, California, under noncancelable operating leases. The principal lease, for office and research and development premises, expires on April 30, 2020, subject to the Company’s option to extend the lease at the then market rate for an additional five‑year period. The remaining four leases all expire between December 31, 2018 and August 31, 2019. In addition, as a result of the Merger, the Company also leases office space in Alpharetta, Georgia, under a lease expiring on February 28, 2021, which, commencing in November 2018, the Company has subleased for the remainder of the lease term for less than it is required to pay under the head lease and accordingly it will record a lease loss charge of approximately $0.2 million on the cease-use date in the three months ending December 31, 2018 (see Note 5).

Rent expense is recognized on a straight‑line basis over the noncancelable term of each operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which is included within accrued expenses. Rent expense was $623,000 and $456,000 for the nine months ended September 30, 2018 and 2017, respectively. Under the terms of the lease agreements, the Company is also responsible for certain insurance, property tax and maintenance expenses. The Company also leases equipment under three operating leases that expire between May and September 2019.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Future minimum payments under operating leases as of September 30, 2018, are as follows (in thousands):

Year ending December 31,
2018 (three months remaining)	$271
2019	781
2020	411
2021	56
Thereafter	—
Total	$1,519

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)     Common Stock

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2018, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2018	December 31, 2017

Convertible preferred stock outstanding	—	1,221,064
Options issued and outstanding	960,888	304,850
Available for future grants of equity awards	127,652	—
Cumulative convertible preferred stock dividends	—	441,096
Common stock warrants	10,914	10,914
Total	1,099,454	1,977,924

NOTE 12.  Equity Incentive Plans

Prior to the Merger, the Company issued equity awards for compensation purposes to employees, directors and consultants under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expired in July 2017. As of September 30, 2018, the Company had no shares of common stock available for issuance under the 2007 Plan. Equity awards under the 2007 Plan do not become available for future issuance if such awards are forfeited or otherwise terminate. Each stock option to acquire shares of Private Vaxart stock, whether vested or unvested, that had not previously been exercised was assumed in the Merger.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

A summary of stock option transactions in the nine months ended September 30, 2018, is as follows:

			Weighted Average Exercise Price
	Shares Available For Grant	Number of Options Outstanding

Balance at January 1, 2018	—	304,850		$9.50
Assumed on consummation of Merger	291,102	627,106		$26.33
Granted	(431,100)	431,100		$5.17
Exercised	—	(2,013)		$6.49
Forfeited	14,000	(32,403)		$7.19
Canceled	230,923	(367,752)		$35.11
			$
Balance at September 30, 2018	104,925	960,888		$8.82

In addition, the 2016 Equity Plan has a reserve of 22,727 shares available for future issuance as RSAs and RSUs. As of September 30, 2018, no such awards have been granted under the 2016 Equity Plan.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2018 and 2017, was $3.59 and $2.99, respectively. Fair values were estimated using the following assumptions:

	Nine Months Ended September 30,
	2018	2017

Risk-free interest rate	2.80%	1.87%
Expected term	5.96 Years	6.09 Years
Expected volatility	79%	91%
Dividend yield	0%	0%

Total stock‑based compensation recognized for options was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$92	$69	$195	$207
General and administrative	91	52	192	167
Total stock-based compensation	$183	$121	$387	$374

As of September 30, 2018, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $1.3 million, which the Company expects to recognize over an estimated weighted average period of 2.96 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(6,548)	$(2,173)	$(13,105)	$(8,507)

Series B and C preferred dividend	—	(725)	(339)	(2,153)

Net loss attributable to common stockholders	$(6,548)	$(2,898)	$(13,444)	$(10,660)

Shares used to compute net loss per share, basic and diluted	7,141,189	135,658	6,038,001	135,658

Net loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(21.36)	$(2.23)	$(78.58)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Options to purchase common stock	978,495	321,563	802,885	282,515

Warrant to purchase common stock	10,914	—	9,195	—

Warrant to purchase convertible preferred stock	—	7,563	1,191	7,563

Series B and C convertible preferred stock outstanding, including cumulative dividends	—	1,545,224	285,797	1,545,224

Series A convertible preferred stock outstanding	—	94,988	16,391	94,988

Convertible promissory notes, related party (as converted)	—	731,899	247,557	731,899

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	989,409	2,701,237	1,363,016	2,662,189

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Form 8-K/A filed with the SEC on April 2, 2018. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Company Overview and Background

We are a clinical-stage biotechnology company focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform. Our oral vaccines are designed to generate broad and durable immune responses that protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our vaccines are administered using a convenient room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates that target a range of infectious diseases. These include norovirus, a widespread cause of acute gastro-intestinal enteritis, for which two Phase 1 human studies have been completed; seasonal influenza, for which our vaccine protected patients in a recent Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic immune-oncology vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

Through our Merger with Aviragen Therapeutics, Inc., or Aviragen, we acquired three Phase 2 clinical stage antiviral compounds, which we are no longer actively pursuing: BTA074, or teslexivir, an antiviral treatment for condyloma caused by human papillomavirus types 6 & 11; vapendavir, a capsid inhibitor for the prevention or treatment of rhinovirus upper respiratory infections; and BTA585, or enzaplatovir, a fusion protein inhibitor for the treatment of RSV infections. We are currently reviewing all options for these compounds.

Merger with Aviragen

Vaxart Biosciences, Inc. was originally incorporated in California in March 2004, under the name West Coast Biologicals, Inc. and changed its name to Vaxart, Inc., or Private Vaxart, in July 2007, and reincorporated in the state of Delaware.

On February 13, 2018, Private Vaxart completed a reverse merger, or the Merger, with Aviragen, pursuant to which Private Vaxart survived as a wholly owned subsidiary of Aviragen. Under the terms of the Merger, Aviragen changed its name to Vaxart, Inc. and Private Vaxart changed its name to Vaxart Biosciences, Inc. Immediately prior to the Merger, all of Private Vaxart’s convertible promissory notes and convertible preferred stock were converted into common stock, following which each share of common stock was converted into approximately 0.22148 shares of common stock.

Immediately following the completion of the Merger, we effected a reverse stock split at a ratio of one new share for every eleven shares of our common stock outstanding, or the Reverse Stock Split. Except as otherwise noted in this Quarterly Report on Form 10-Q, all share, equity security and per share amounts are presented to give retroactive effect to the Reverse Stock Split. Immediately after the Merger and the Reverse Stock Split there were approximately 7.1 million shares of common stock outstanding. In addition, immediately after the Merger, Private Vaxart’s stockholders, warrantholders and optionholders owned approximately 51% of the common stock of the combined company and the stockholders and optionholders of Aviragen immediately prior to the Merger owned approximately 49% of the common stock of the combined company (on a fully diluted basis).

Our Product Pipeline

•         Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to produce mucosal antibodies locally in the intestine, in addition to systemic antibodies in the blood, will better protect against norovirus infection than an injectable vaccine. Evidence that vaccines made with our platform technology can protect against infection is described under “Clinical Trial Update” in the “Seasonal Influenza Vaccine” section below.

Norovirus is the leading cause of acute viral gastroenteritis in all age groups in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study conducted by Johns Hopkins University in 2012, the total economic burden of norovirus in the United States was estimated at $5.5 billion.

We have completed two Phase 1 clinical trials with our monovalent oral tablet vaccine for the GI.1 norovirus strain. The vaccine was well-tolerated and generated broad systemic and mucosal immune responses. In the clinical Phase 1b dose optimization study in healthy adults in which we evaluated four different dosing regimens, all vaccine recipients (100%) in the high dose group responded as measured by a significant increase in norovirus-specific B cells of both IgA and IgG subtypes. In the same group, there was at least a two-fold increase of norovirus-specific antibody titers in serum in more than 90% of recipients 56 days after dosing.

•         Clinical Trial Update. We are preparing for two norovirus clinical trials, a Phase I study with our bivalent norovirus vaccines designed to protect against norovirus GI.1 and GII.4, respectively, and a Phase II challenge study with our GI.1 monovalent norovirus vaccine designed to assess the protective efficacy against live GI.1 norovirus challenge. The Phase 1 bivalent study and the Phase 2 challenge study will both be conducted under an open IND. Clinical protocols for both studies have been submitted to the FDA. In preparation for the Phase 2 challenge study, we have conducted a virus titration study to help determine the appropriate quantity of the GI.1 norovirus to be used to challenge patients in the study.

We have manufactured a sufficient number of GII.4 vaccine tablets to commence our norovirus Phase 1 bivalent trial; these tablets are currently in release testing. However, the GI.1 vaccine tablets that we recently manufactured failed release testing and will have to be remade. The GI.1 vaccine is required for both of our upcoming norovirus clinical trials. Accordingly, both trials have been delayed. We have started an additional bulk manufacturing run of our GI.1 vaccine and anticipate having GI.1 vaccine tablets available for the clinical trials during the first half of 2019. Although we have started the manufacturing run, we are still investigating the cause of the failure. If we are unable to implement corrective measures in a timely manner or if this additional run also fails release testing, our trials will be further delayed.

•         Seasonal Influenza Vaccine. Influenza is a major cause of morbidity and mortality in the U.S. and worldwide, but currently marketed vaccines have suboptimal efficacy and, according to the CDC, only 47% of eligible U.S. citizens were vaccinated in 2016/2017, with particularly low vaccination rates among adults between ages 18 and 49. We believe our oral tablet vaccine has the potential to improve the protective efficacy of currently available influenza vaccines and increase flu vaccination rates.

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. An estimated 1 billion cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 300,000 to 500,000 deaths per year globally. Very young children and the elderly are at greatest risk. In the United States, between 5% and 20% of the population contracts influenza, 226,000 people are hospitalized with complications of influenza, and 49,000 people die from influenza and its complications, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

We believe our tablet vaccine candidate has the potential to address many of the limitations of current injectable, egg-based influenza vaccines, because: our tablet vaccine candidates are designed to create broad and durable immune responses, which may provide more effective immunity and protect against additional strain variants; our vaccine is delivered as a room temperature-stable tablet, which should provide a more convenient method of administration to enhance patient acceptance, and should simplify distribution and administration; and, by using recombinant methods, we believe our tablet vaccine may be manufactured more rapidly than vaccines manufactured using egg-based methods, and should eliminate the risk of allergic reactions to egg protein.

•         Clinical Trial Update. In September 2018, we completed a $15.7 million contract with the U.S. Government through the Office of Biomedical Advanced Research and Development Authority, or BARDA, under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. Previously, we had announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine resulted in a 39% reduction in clinical disease relative to placebo, compared to a 27% reduction by Fluzone, the market-leading injectable quadrivalent influenza vaccine. Our tablet vaccine also showed a favorable safety profile, indistinguishable from placebo. On October 4, 2018, we announced that new data from the study show that our vaccine elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells, while Fluzone only maintained baseline levels of 20%. We believe plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccines. The data also provides evidence that our vaccines protect through mucosal immunity, the first line of defense against mucosal infections such as flu, norovirus, RSV and others.

At this time, we aim to finance development and commercialization of our seasonal quadrivalent influenza oral tablet vaccine through third-party collaboration and licensing arrangements, and/or non-dilutive funding. In the future, we may also consider equity offerings and/or debt financings to fund the program.

•         HPV Therapeutic Vaccine. Our first therapeutic oral vaccine candidate targets HPV-16 and HPV-18, the two strains responsible for 70% of cervical cancers and precancerous cervical dysplasia.

HPV is the leading cause of cervical cancer, the 4th most common cancer in women aged 15 to 44 years with about 13,000 new cases diagnosed annually in the United States, representing a major unmet medical need.

We have tested our HPV-16 vaccine candidate in two different HPV-16 solid tumor models in mice. The vaccine elicited T cell responses and promoted migration of the activated T cells into the tumors, leading to tumor cell killing. Mice that received the Vaxart HPV-16 vaccine showed a significant reduction in volume of their established tumors.

•         Clinical Trial Update. In October 2018, we filed a preIND meeting request for our HPV therapeutic vaccines, VXA-HPV16.1 and VXA-HPV18.1, with the FDA. We anticipate having a PreIND meeting in December 2018 or early in 2019.

•         RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly. We believe a tablet vaccine based on our oral recombinant vaccine platform could offer significant advantages over injectable vaccines.

Globally, RSV is a common cause of childhood respiratory infection, with a disease burden of 64 million cases and approximately 160,000 deaths annually. In the United States, RSV infections result in 177,000 hospitalizations and 14,000 deaths among adults over 65 years. While there is no approved vaccine, there is an approved prophylactic monoclonal antibody, Palivizumab, for disease prevention in high-risk infants. We believe that an RSV tablet vaccine has the potential to protect millions of people from this far-reaching unmet medical need.

We have conducted proof-of-concept studies with a vaccine candidate using an unmodified RSV fusion protein, or F-protein, as antigen. In a challenge study in cotton rats, this vaccine generated sterilizing immunity, protecting 100% of animals against challenge. In a subsequent Phase 1 clinical study with a single dose of our RSV tablet vaccine, results were encouraging but increases in serum antibody responses to RSV were difficult to detect against background.

Based on the positive results of the cotton rat study, we believe our proprietary oral vaccine platform is the optimal delivery system for RSV, but a different antigen may be required. We are currently evaluating our development strategy and aim to develop a tablet RSV vaccine either by licensing one or more RSV protein antigens that have been demonstrated to protect against RSV infection in clinical studies, or by partnering with an industrial partner with deep RSV expertise and resources, or both.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, which include the operations of Aviragen for the period from February 13, 2018 to September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(in thousands)
Revenue:
Revenue from government contract	$194	$915	$1,324	$5,079
Royalty revenue	87	—	1,050	—
Non-cash royalty revenue related to the sale of future royalties	—	—	18	—

Total revenue	281	915	2,392	5,079

Operating expenses:
Research and development	4,381	2,247	12,801	10,450
General and administrative	1,674	624	5,455	1,955
Impairment of intangible assets	—	—	1,600	—
Impairment of property and equipment	106	—	106	—

Total operating expenses	6,161	2,871	19,962	12,405

Operating loss	(5,880)	(1,956)	(17,570)	(7,326)

Other income and (expenses):
Bargain purchase gain	—	—	6,660	—
Interest income	11	18	52	51
Interest expense	(129)	(768)	(702)	(2,267)
Non-cash interest expense related to sale of future royalties	(532)	—	(1,298)	—
Gain on sale of equipment	—	69	—	69
Gain (loss) on revaluation of financial instruments, net	—	464	(3)	966
Foreign exchange loss	(18)	—	(215)	—

Total other income and (expenses)	(668)	(217)	4,494	(1,181)

Net loss before provision for income taxes	(6,548)	(2,173)	(13,076)	(8,507)

Provision for income taxes	—	—	29	—

Net loss	$(6,548)	$(2,173)	$(13,105)	$(8,507)

Revenue from Government Contract

The following table presents our revenue from government contract for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$194	$915	(79)%	$1,324	$5,079	(74)%

For the three months ended September 30, 2018, revenue from government contract decreased by $721,000, or 79%, compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenue from government contract decreased by $3.8 million, or 74%, compared to the nine months ended September 30, 2017. The government contract with HHS BARDA, as modified, is a cost-plus-fixed-fee contract, which reimburses us for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million through September 30, 2018. During the three months ended September 30, 2018 and 2017, we recognized revenue of $194,000 and $915,000, respectively, and during the nine months ended September 30, 2018 and 2017, we recognized revenue of $1.3 million and $5.1 million, respectively. The active phase of the contract occurred in 2016 and 2017, whereas in 2018 activities were wound down, so any future revenue from this contract will be insignificant.

Royalty Revenue

The following table presents our royalty revenue for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$87	$—	N/A	$1,050	$—	N/A

For the three and nine months ended September 30, 2018, royalty revenue was $87,000 and $1.1 million, respectively. There was no such revenue in the corresponding periods in 2017. Royalty revenue is earned on sales of Relenza® and Inavir®, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the periods subsequent to February 13, 2018.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

The following table presents our non-cash royalty revenue related to the sale of future royalties for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$—	$—	N/A	$18	$—	N/A

For the nine months ended September 30, 2018, non-cash royalty revenue related to the sale of future royalties was $18,000, none of which was earned in the three months ended September 30, 2018. There was no such revenue in the corresponding periods in 2017. In April 2016, Aviragen sold certain royalty rights related to the approved product Inavir® in the Japanese market for $20 million to HCRP. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value, estimated to be $16.3 million, which is accounted for as a liability and is being amortized using the effective interest method over the remaining estimated life of the arrangement. As a result of this accounting, even though we did not retain the related royalties under the transaction as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Research and Development

The following table presents our research and development expenses for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$4,381	$2,247	95%	$12,801	$10,450	22%

Research and development expenses represent costs incurred to conduct research, including the development of our tablet vaccine platform, our tablet vaccine candidates and, since the Merger, teslexivir, including preclinical, clinical and manufacturing costs for these activities.

For the three months ended September 30, 2018, research and development expenses increased by $2.1 million, or 95%, compared to the three months ended September 30, 2017. The increase in the 2018 period is principally due to amortization of intangible assets acquired in the Merger, clinical trials of teslexivir and vapendavir, higher personnel costs due to an increase in headcount and increased costs for facilities, manufacturing and laboratory supplies for tablet vaccine research. These increases were partially offset by lower expenditures incurred under the HHS BARDA contract.

For the nine months ended September 30, 2018, research and development expenses increased by $2.4 million, or 22%, compared to the nine months ended September 30, 2017. The increase in the 2018 period is principally due to amortization of intangible assets acquired in the Merger, clinical trials of teslexivir and vapendavir, higher personnel costs due to an increase in headcount and increased costs for facilities, laboratory supplies for tablet vaccine research and pre-clinical development. These increases were partially offset by lower expenditures incurred under the HHS BARDA contract, a reduction in norovirus and RSV clinical trial expenses and lower manufacturing process development costs. We expect that research and development expenses will increase in the near term as we plan to conduct two norovirus clinical trials beginning in the three months ending December 31, 2018, which will only be partially offset by the elimination of expenses that we were formerly incurring under the HHS BARDA contract.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$1,674	$624	168%	$5,455	$1,955	179%

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting, investor relations, market research and other consulting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of rent, deprecation and other facilities related expenses.

For the three months ended September 30, 2018, general and administrative expenses increased by $1.1 million, or 168%, compared to the three months ended September 30, 2017. The increase in the 2018 period is due to an increase in personnel costs due to an increased headcount, additional expenses incurred as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Capital Market, as well as additional insurance, investor relations, directors’ fees and other professional expenses.

For the nine months ended September 30, 2018, general and administrative expenses increased by $3.5 million, or 179%, compared to the nine months ended September 30, 2017. The increase in the 2018 period is due principally due to an increase in legal and other professional costs and additional expenses incurred as a public company, including expenses related to compliance with the rules and regulations of the SEC and the Nasdaq Capital Market, as well as additional insurance, investor relations and directors’ fees, plus an increase in personnel costs and related facilities costs due to an increased headcount and the overlap of personnel due to transitioning following the Merger. Approximately $0.5 million and $0.1 million in the nine months ended September 30, 2018 and 2017, respectively, were incurred for legal, accounting and other third-party costs related directly to the Merger and are not expected to recur.

Impairment of Intangible Assets

The following table presents the impairment of our intangible assets for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$—	$—	N/A	$1,600	$—	N/A

Impairment of intangible assets represents the write-off of the in-process research and development related to teslexivir that we acquired in the Merger. Since the Phase 2 trial completed in May 2018 did not achieve the primary efficacy endpoint and we have suspended development activities, we now consider this asset to be fully impaired.

Impairment of Property and Equipment

The following table presents the impairment of property and equipment for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$106	$—	N/A	$106	$—	N/A

Impairment of property and equipment represents our write-down of leasehold improvements and furniture at our leased premises in Alpharetta, Georgia. Since this facility had surplus capacity, we subleased these premises, commencing in November 2018, for the remainder of the lease term for less than we are presently paying and accordingly recorded an impairment charge of $106,000 since these assets are associated with negative cash flows once the sublease commences.

Other Income and (Expenses)

The following table presents our net non-operating income and (expenses) for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$(668)	$(217)	208%	$4,494	$(1,181)	N/A

For the three months ended September 30, 2018, we recorded net non-operating expenses of $668,000, compared to net non-operating expenses of $217,000 in the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded net non-operating income of $4.5 million, compared to net non-operating expenses of $1.2 million in the nine months ended September 30, 2017.

The principal source of non-operating income in the nine months ended September 30, 2018, was a bargain purchase gain of $6.7 million, representing the excess our preliminary valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger. These preliminary valuations remain subject to change.

Interest expense was $702,000 in the nine months ended September 30, 2018, decreasing from $2.3 million in the 2017 period due to Private Vaxart’s convertible promissory notes being outstanding for only 43 days prior to the Merger, whereas they earned interest for 273 days in the 2017 period. Non-cash interest expense on liability related to sale of future royalties of $532,000 and $1.3 million in the three and nine months, respectively, ended September 30, 2018, relates to accounting for sums that will become payable HCRP for royalty revenue earned from Inavir® in the post-Merger period as debt.

The gain on revaluation of financial instruments in the 2017 periods were principally caused by an embedded derivative liability related to the conversion feature on Private Vaxart’s convertible promissory notes, which had a fair value of$3.3 million as of December 31, 2016, and zero value as of December 31, 2017. Of this change in fair value, $470,000 and $920,000 occurred in the three and nine months, respectively, ended September 30, 2017. Since Private Vaxart’s convertible promissory notes and warrants converted to equity on the Merger, there are no longer any comparable financial instruments outstanding on which a change in fair value will be recorded.

The foreign exchange loss of $215,000 in the nine months ended September 30, 2018, relates to the revaluation of cash and receivables denominated in Australian dollars and British pounds at their September 30, 2018, exchange rates and resulted from the strengthening U.S. dollar.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2018 and 2017, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2018	2017	% Change	2018	2017	% Change
(dollars in thousands)			(dollars in thousands)
$—	$—	N/A	$29	$—	N/A

The provision for income taxes for the nine months ended September 30, 2018, none of which relates to the three months ended September 30, 2018, comprises $29,000 of withholding tax on royalty revenue earned on sales of Inavir® in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Since inception, Private Vaxart’s operations have been financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of our convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, repayable by January 2021. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay for severance, banker fee, D&O tail insurance, legal and other professional costs incurred by Aviragen prior to or upon the Merger. As of September 30, 2018, we had $17.9 million of cash and cash equivalents. Management believes these funds are sufficient to fund us into, but possibly not beyond, the second quarter of 2019.

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

•         revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

•         the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

•         the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

•         the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(8,846)	$(7,791)
Cash provided by investing activities	26,407	1,304
Cash used in financing activities	(1,210)	—
Net increase (decrease) in cash and cash equivalents	$16,351	$(6,487)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2018 and 2017, in the amounts of $8.8 million and $7.8 million, respectively. The cash used in operating activities in the nine months ended September 30, 2018, was due to a net loss of $13.1 million and $479,000 of adjustments for net non-cash income related to the bargain purchase gain, depreciation and amortization, impairment charges, stock-based compensation, loss on revaluation of financial instruments, non-cash interest, amortization of note discount and non-cash interest expense and revenue related to sale of future royalties, partially offset by $4.7 million provided by a change in working capital, principally due to the receipt of accounts receivable of $14.7 million acquired in the Merger. The cash used in operating activities in the nine months ended September 30, 2017, was due to cash used to fund a net loss of $8.5 million and a decrease in working capital of $1.0 million, partially offset by net non-cash expenses related to depreciation and amortization, gain on sale of equipment, stock-based compensation, amortization of discount on short-term investments, gain on revaluation of financial instruments, non-cash interest and amortization of note discount totaling $1.7 million.

Net Cash Provided by Investing Activities

In the nine months ended September 30, 2018, we received cash of $25.5 million in the Merger and $1.4 million from maturities of short-term investments, net of purchases. This was offset by $512,000 to purchase property and equipment and $21,000 to pay for fractional shares of common stock in the Merger. In the nine months ended September 30, 2017, Vaxart received $1.3 million from maturities of short-term investments, net of purchases, and $70,000 from the sale of equipment, partially offset by $76,000 used to purchase property and equipment.

Net Cash Used in Financing Activities

We used $1.1 million in the nine months ended September 30, 2018, to repay principal on the secured promissory note payable to Oxford Finance and $112,000 to repay principal on a short-term note, partially offset by $13,000 received for the exercise of stock options. There were no financing activities in the nine months ended September 30, 2017.

Availability of Additional Funds

We believe funds available at September 30, 2018, along with our projected revenue, are sufficient to fund our operations into the second quarter of 2019. To continue operations thereafter, it is likely that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. We currently have no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

While we believe we have sufficient cash to fund our operating, investing and financing activities in the near term, additional capital will be needed to sustain our operations before we achieve profitability. We have no commitments to obtain any additional funds and there can be no assurance that we will be able to raise sufficient additional capital as we need it on favorable terms, or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt financing arrangements may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness and may contain other terms that are not favorable to us or our stockholders. If we are unable to obtain additional capital as needed, we may not be able to continue our efforts to develop and commercialize our products and services and may be forced to significantly curtail or suspend our operations.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2018, none of which had a material impact on our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal controls over financial reporting as of September 30, 2018:

We lacked sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions. Therefore, there was a risk that a potential material misstatement of the financial statements would occur without being prevented or detected on a timely basis.

We have taken certain steps to remediate this material weakness, including increasing the depth and experience within our accounting and finance organization, including hiring a full-time Corporate Controller and a full-time Associate Director of SEC Reporting, both Certified Public Accountants with active licenses, as well as designing and implementing improved processes and internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we completed the design and implementation of procedures in our finance department to remediate the risks related to inadequate segregation of duties and review of account reconciliations and nonroutine transactions. These procedures included the retention of adequately qualified staff and the commencement of formal approval procedures for all journal entries and account reconciliations, as well as increased management oversight over financial reporting. This was done to address a material weakness relating to our lack of sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions that was originally identified in the audit of our financial statements for the year ended December 31, 2015 and was previously reported in Item 4 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. While we believe these procedures are effective, they have not yet been operating for a sufficient period to enable us to conclude that the material weakness has been remediated.

Other than the implementation of these new procedures, there was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect research and development expenses to increase significantly for any of our small molecule antivirals and tablet vaccines, including those for the prevention of norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer, and any other chronic viral infections and cancer. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of September 30, 2018, we had an accumulated deficit of $93.1 million.

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

Our independent auditors included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2017, indicating that, because we had experienced losses and negative cash flows from operations and had an accumulated deficit and debt obligations, there was substantial doubt about our ability to continue as a going concern. We do not believe that this substantial doubt has been alleviated. As of September 30, 2018, we had $17.9 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations into, but possibly not beyond, the second quarter of 2019. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

As of September 30, 2018, we had $17.9 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations under our current operating plan into, but possibly not beyond, the second quarter of 2019. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Following the expiration on August 12, 2018, of the lock-up agreements that restricted the Company’s executive officers and directors and principal stockholders’ ability to transfer their shares, all of the approximately 7.1 million shares outstanding as of September 30, 2018, are freely tradable in the public market, although approximately 3.1 million shares of our common stock presently held by directors, executive officers and major shareholders are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended.

*One stockholder owns a significant percentage of our stock and, together with our management, will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2018, entities affiliated with Care Capital, a venture capital fund associated with two of our directors, owned approximately 39.2% of our common stock, and Care Capital together with our executive officers and directors owned approximately 43.7% of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with Care Capital alone will have significant ability to influence decisions through their ownership position. For example, this concentration of ownership may enable a small number of stockholders to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may not be in the best interests of all our stockholders.

*Because the Merger resulted in an ownership change under Section 382 of the Code for Aviragen, pre-merger U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. The Merger resulted in an ownership change for Aviragen and, accordingly, Aviragen’s U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. Annual usage may be restricted to 1.97% of Aviragen’s value on February 13, 2018. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

*Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Changes in tax laws in any jurisdiction in which we operate, or adverse outcomes from any tax audits that we may be subject to in any such jurisdictions, could result in an unfavorable change in our effective tax rate in the future, which could adversely affect our business, financial condition, and operating results.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of September 30, 2018, we had 35 full-time employees. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

*We are incurring significant additional costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

We incur significant legal, accounting and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The Nasdaq Stock Market LLC. These rules and regulations impose significant legal and financial compliance costs and make some activities more time-consuming and costly. For example, our management team includes certain executive officers who have not previously managed and operated a public company. These executive officers and other personnel need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations.

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

Our tablet vaccine candidates for norovirus and seasonal influenza are still in early-stage clinical development. Both will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for either indication or for any other treatment regime. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our tablet vaccine candidates, which are currently in clinical development, or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for our tablet vaccine candidates for seasonal influenza, norovirus and RSV will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Our vaccine candidates in the later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Also, the results of early clinical trials of the tablet vaccine candidates for seasonal influenza, norovirus and RSV may not be predictive of the results of subsequent clinical trials. Furthermore, the FDA may impose additional requirements to conduct preclinical studies to advance the HPV therapeutic vaccine candidates which could delay initiation of Phase 1 studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

From 2012 through the end of December 2017, we relied on a third-party contract manufacturer, Lonza Houston, Inc., for the manufacture, labeling, packaging, storage, and distribution of vaccine tablets to supply the clinical Phase 1 and Phase 2 trials we have conducted to date. We have developed and continue to develop manufacturing processes under cGMP, which we are currently using to manufacture bulk product and vaccine tablets, for future Phase 1 and Phase 2 clinical trials, at our own facility in South San Francisco, California. This transition has resulted in unanticipated delays and lower yields, may result in further unanticipated delays or lower yields or both and may cost more than expected due to a number of factors, including regulatory requirements.

We have manufactured a sufficient number of GII.4 vaccine tablets to commence our norovirus Phase 1 bivalent trial; these tablets are currently in release testing. However, the GI.1 vaccine tablets that we recently manufactured failed release testing and will have to be remade. The GI.1 norovirus vaccine is required for both of our upcoming norovirus clinical trials. Accordingly, both trials have been delayed. We have started an additional bulk manufacturing run of our GI.1 vaccine and anticipate having GI.1 vaccine tablets available for the clinical trials during the first half of 2019. Although we have started the manufacturing run, we are still investigating the cause of the failure. If we are unable to implement corrective measures in a timely manner or if this additional run also fails release testing, our trials will be further delayed.

If we are unable to manufacture sufficient quantities of our tablet vaccine candidates in a timely manner, our development activities would be impaired and we may need to partner with a third-party supplier. We may be unable to enter into a third-party supplier agreement that is economically feasible or without significant delay.

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

We also own a patent portfolio focused on developing oral antivirals for RSV. This program is currently inactive. Issued patent claims covering the enzaplatovir composition of matter will begin to expire in 2031 without extensions.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/ Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018
3.4	Restated By-laws of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.2	September 13, 2016
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to the Condensed Consolidated Financial Statements

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

VAXART, INC.

Dated: November 13, 2018	By: /s/ WOUTER W. LATOUR
Wouter W. Latour
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2018	By: /s/ JOHN M. HARLAND
John M. Harland
Chief Financial Officer
(Principal Financial Officer)