Form 10-Q
period 2019-03-31
Vaxart, Inc.
filed 2019-05-09
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Utah Ave., Suite 200, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.10 par value	VXRT	Nasdaq Capital Market

The Registrant had 15,785,735 shares of common stock, $0.10 par value, outstanding as of May 7, 2019.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,424	$11,506
Accounts receivable	5,584	1,796
Prepaid expenses and other current assets	1,242	1,343

Total current assets	15,250	14,645

Property and equipment, net	1,559	1,066
Right-of-use assets, net	762	—
Intangible assets, net	18,634	19,413
Other long-term assets	104	103

Total assets	$36,309	$35,227

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$849	$962
Current portion of secured promissory note payable to Oxford Finance	1,667	1,667
Current portion of operating lease liability	697	—
Liability related to sale of future royalties, current portion	3,610	3,328
Other accrued liabilities	1,727	1,518

Total current liabilities	8,550	7,475

Operating lease liability, net of current portion	312	—
Liability related to sale of future royalties, net of current portion	13,291	14,413
Secured promissory note payable to Oxford Finance, net of current portion	1,562	1,944
Other long-term liabilities	18	157

Total liabilities	23,733	23,989

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred Stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2019 or December 31, 2018	—	—
Common Stock: $0.10 par value; 100,000,000 shares authorized; 8,341,189 and 7,141,189 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	834	714
Additional paid-in capital	111,097	108,513
Accumulated deficit	(99,355)	(97,989)

Total stockholders’ equity	12,576	11,238

Total liabilities and stockholders’ equity	$36,309	$35,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Revenue from government contract	$—	$610
Royalty revenue	3,659	893
Non-cash royalty revenue related to sale of future royalties	1,748	—

Total revenue	5,407	1,503

Operating expenses:
Research and development	3,829	3,408
General and administrative	2,026	2,010

Total operating expenses	5,855	5,418

Operating loss	(448)	(3,915)

Other income and (expenses):
Bargain purchase gain	—	6,988
Interest income	5	5
Interest expense	(107)	(437)
Non-cash interest expense related to sale of future royalties	(544)	(298)
Loss on revaluation of financial instruments	—	(3)
Foreign exchange gain, net	5	2

Total other income and (expenses)	(641)	6,257

Net (loss) income before income taxes	(1,089)	2,342

Provision for income taxes	250	28

Net (loss) income	(1,339)	2,314

Series B and C preferred dividend	—	(339)

Net comprehensive (loss) income attributable to common stockholders	$(1,339)	$1,975

Net (loss) income per share - basic	$(0.18)	$0.54

Net (loss) income per share - diluted	$(0.18)	$0.49

Shares used to compute net (loss) income per share - basic	7,301,189	3,656,360

Shares used to compute net (loss) income per share - diluted	7,301,189	5,299,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2018 and 2019

(In thousands, except share amounts)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of January 1, 2018	1,221,064	$1	138,492	—	$41,259	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	157	35,420	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	(1)	1,918,543	192	(191)	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	365	31,403	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	86	—	86

Net income	—	—	—	—	—	2,314	2,314

Balances as of March 31, 2018	—	$—	7,141,189	$714	$108,060	$(77,668)	$31,106

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 2018	7,141,189	$714	$108,513	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	7,141,189	$714	$108,513	$(98,016)	$11,211

Issuance of common stock and warrants, net of offering costs of $560	1,200,000	120	2,320	—	2,440

Issuance of common stock warrants to placement agents' designees	—	—	100	—	100
				—
Stock-based compensation	—	—	164	—	164

Net loss	—	—	—	(1,339)	(1,339)

Balances as of March 31, 2019	8,341,189	$834	$111,097	$(99,355)	$12,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net (loss) income	$(1,339)	$2,314
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bargain purchase gain	—	(6,988)
Depreciation and amortization	1,100	511
Stock-based compensation	164	86
Loss on revaluation of financial instruments	—	3
Non-cash interest expense	35	323
Amortization of note discount	—	18
Non-cash interest expense related to sale of future royalties	544	298
Non-cash revenue related to sale of future royalties	(1,384)	—
Change in operating assets and liabilities:
Accounts receivable	(3,788)	1,947
Prepaid expenses and other assets	100	(469)
Accounts payable	(184)	(3,097)
Accrued liabilities	99	(5,536)

Net cash used in operating activities	(4,653)	(10,590)

Cash flows from investing activities:
Purchase of property and equipment	(552)	(140)
Cash acquired in reverse merger	—	25,525
Cash paid for fractional shares in merger	—	(21)
Purchases of short-term investments	—	(573)
Proceeds from maturities of short-term investments	—	1,988

Net cash (used in) provided by investing activities	(552)	26,779

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	2,540	—
Repayment of principal on secured promissory note payable to Oxford Finance	(417)	(278)
Proceeds from issuance of common stock upon exercise of stock options	—	13

Net cash provided by (used in) financing activities	2,123	(265)

Net (decrease) increase in cash and cash equivalents	(3,082)	15,924

Cash, cash equivalents and restricted cash at beginning of the period	11,506	1,571

Cash, cash equivalents and restricted cash at end of the period	$8,424	$17,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Supplemental disclosure of cash flow information:
Interest paid	$72	$95

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent's representatives	$100	$—
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$—	$31,768
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$—	$35,577
Reclassification of convertible preferred stock warrant liability to equity	$—	$70
Acquisition of property and equipment included in accounts payable	$123	$72

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

On March 20, 2019, the Company completed a registered direct offering (the “March 2019 Offering”) of 1,200,000 shares of the Company’s common stock. The total gross proceeds from the offering to the Company were $3.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $2.5 million. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $320,000. In addition, the Company issued the placement agents’ designees 84,000 common stock warrants at the closing of the March 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $100,000 (see Note 10), which was recorded in offering costs.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

Liquidity and Going Concern

Since incorporation, the Company has been involved primarily in performing research and development activities, hiring personnel, and raising capital to support these activities. The Company has experienced losses and negative cash flows from operations since its inception. As of March 31, 2019, the Company had an accumulated deficit of $99.4 million and a loan with an outstanding balance of $3.2 million from Oxford Finance, LLC (“Oxford Finance”), repayable in monthly installments by January 2021 (see Note 8).

The Company expects to incur increasing costs as research and clinical trials are advanced and, therefore, expects to continue to incur losses and negative operating cash flows for the next several years. Absent additional funding or adjustments to currently planned operating activities, and in view of the uncertainties regarding future royalty revenue on sales of Relenza and Inavir, management believes that the Company’s cash and cash equivalents of $8.4 million held as of March 31, 2019, along with funds raised in April 2019 (see Note 13), are sufficient to fund the Company into, but probably not beyond, the first quarter of 2020.

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

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 6, 2019 (the “Annual Report”). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. The Company has not experienced any losses on its deposits since inception.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. The Company generally requires no collateral from its customers.

Leases – Effective January 1, 2019, the Company records operating leases as right-of-use assets and operating lease liabilities in its condensed consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s statement of operations and comprehensive (loss) income. Non-lease components included in lease agreements are accounted for separately.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which replaced most current lease guidance when it became effective. This standard update was designed to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The Company adopted the new guidance effective January 1, 2019, using the modified retrospective method, and used the effective date method of adoption, as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, which the FASB issued in July 2018, clarified by ASU 2019-01, Leases (Topic 842): Codification Improvements, which the FASB issued in March 2019, which reduces the disclosure requirements on transition. The Company has elected the short-term lease recognition exemption for all classes of assets, which means that it will not recognize right-of-use assets or lease liabilities for leases with a duration of one year or less. Further, the Company has elected to use all of the practical expedients available on transition, whereby it has not reassessed under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

The adoption of this standard had a material effect on the Company’s condensed consolidated balance sheets, the most significant effects being the recognition of new right-of-use assets and lease liabilities. The Company recognized lease liabilities of $1,229,000, $783,000 of which was current, and right-of-use assets of $953,000 based on the present value of the remaining minimum rental payments for existing operating leases, derecognized liabilities related to deferred rent and lease loss accrual of $249,000, $111,000 of which was current, and recognized an increase of $27,000 to accumulated deficit on adoption of the new accounting policy.

The increase in accumulated deficit arose because the right-of-use asset impairment charge that would have been recorded in the three months ended December 31, 2018, under Topic 842 exceeded the lease loss accrual, net of accretion, that was recorded. This impact aside, the adoption had no effect on the Company’s statements of operations or cash flows, other than on related disclosures.

Recent Accounting Pronouncements

The Company has reviewed all newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities. As short-term investments are classified as held-to-maturity, they are recorded at their amortized cost.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. The Company’s convertible preferred stock warrant liability was classified within Level 3 of the fair value hierarchy as it was valued using inputs that were unobservable in the market.

The Company’s only recurring financial assets that are measured at fair value were $15,000 held in money market funds and classified as cash equivalents as of both March 31, 2019 and December 31, 2018, with no recurring financial liabilities held at either date or in the three months ended March 31, 2019. The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

	Convertible
	Preferred Stock
	Warrant Liability	Total
	(in thousands)
Balance at January 1, 2018	$67	$67
Issuances	—	—
Revaluation loss included in loss on revaluation of financial instruments, net	3	3
Settlements	(70)	(70)
Balance at March 31, 2018	$—	$—

Total gains included in other income and (expenses) attributable to liabilities still held as of March 31, 2018	$—	$—

NOTE 4.  Balance Sheet Components

(a)	Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash at banks	$8,359	$11,441
Restricted cash	50	50
Money market funds	15	15
Total cash and cash equivalents	$8,424	$11,506

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Accounts Receivable

Accounts receivable comprises the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Royalties receivable	$5,564	$1,776
Government contract - billed	20	20
Accounts receivable	$5,584	$1,796

The Company has provided no allowance for uncollectible accounts as of March 31, 2019 and December 31, 2018.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$2,695	$2,076
Office and computer equipment	227	227
Leasehold improvements	337	333

Total property and equipment	3,259	2,636
Less: accumulated depreciation	(1,700)	(1,570)
Property and equipment, net	$1,559	$1,066

Depreciation expense for the three months ended March 31, 2019 and 2018, was $130,000 and $98,000, respectively. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2019 or 2018.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following:

March 31, 2019
(in thousands)
Facilities	$752
Office equipment	10
Right-of-use assets, net	$762

(e)	Intangible Assets

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. The Company assessed its in-process research and development as fully impaired in the three months ended June 30, 2018. Intangible assets consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less: accumulated amortization	(3,546)	(2,767)
Intangible assets, net	$18,634	$19,413

Total amortization expense was $779,000 and $413,000 in the three months ended March 31, 2019 and 2018, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2019, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2019 (nine months remaining)	$1,541
2020	1,732
2021	1,732
2022	1,732
2023	1,731
Thereafter	10,166
Total	$18,634

(f)	Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$658	$632
Accrued clinical and manufacturing expenses	24	75
Accrued professional and consulting services	514	166
Reserve for return of royalties	339	339
Deferred rent and lease loss accrual, current portion	-	111
Other liabilities, current portion	192	195

Total	$1,727	$1,518

NOTE 5.  Revenue

U.S. Government HHS BARDA Contract

In September 2015, the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the existing $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract was a cost-plus-fixed-fee contract, which reimbursed the Company for allowable direct contract costs plus allowable indirect costs and a fixed fee, totaling $15.7 million. The Company recognized revenue of $610,000 during the three months ended March 31, 2018. As of December 31, 2018, the cumulative revenue recorded from inception under the HHS BARDA contract represented the maximum billable under the contract as presently modified, with no further change orders envisaged.

Billings under the contract were based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Indirect rates as well as allowable costs are subject to audit by HHS BARDA on an annual basis. Management believes that revenues recognized to date have been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable. Costs relating to contract acquisition are expensed as incurred. The Company does not consider any of the revenue recorded under this contract in any period to be at risk of reversal.

Royalty Agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza to treat influenza. Most of the Company’s Relenza patents have expired and the only substantial remaining intellectual property related to the Relenza patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan. The royalty revenue related to Relenza recognized in the three months ended March 31, 2019, and in the post-Merger period in the three months ended March 31, 2018, was $695,000 and $341,000, respectively, representing 7% of net sales in Japan.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the three months ended March 31, 2019, and in the post-Merger period in the three months ended March 31, 2018, was $2,964,000 and $552,000, respectively, representing 4% of net sales in Japan. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $1,748,000 in the three months ended March 31, 2019, such revenue in the three months ended March 31, 2018, relating solely to the pre-Merger period. Both the royalty revenue and the non-cash royalty revenue related to the sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $236,000 and $28,000 was included in income tax expense in the three months ended March 31, 2019 and 2018, respectively.

The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue is earned in the first fiscal quarter, with nearly all of the remainder being earned in the fourth fiscal quarter.

NOTE 6. Liabilities Related to Sale of Future Royalties

In April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “RIAA”) with HealthCare Royalty Partners III, L.P. (“HCRP”). Under the RIAA, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo. Per the terms of the RIAA, HCRP is entitled to the first $3.0 million plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by the Company.

Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the RIAA, this transaction is accounted for as a liability that is being amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of this agreement. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The royalties earned in each period that will be passed through to HCRP are recorded as non-cash royalty revenue related to sale of future royalties, with any excess not subject to pass-through being recorded as royalty revenue. When the pass-through royalties are paid to HCRP in the following quarter, the imputed liability related to sale of future royalties is commensurately reduced. The Company periodically assesses the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate. As a result of this accounting, even though the Company does not retain HCRP’s share of the royalties, it will continue to record non-cash revenue related to those royalties until the amount of the associated liability, including the related interest, is fully amortized.

The following table shows the activity within the liability account in the three months ended March 31, 2019 and 2018, with activity in the three months ended March 31, 2018, commencing on the date of the Merger and based on a preliminary valuation of the fair value of the liability to HCRP:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total liability related to sale of future royalties, start of period	$17,741	$16,300
Non-cash royalty revenue paid to HCRP	(1,384)	—
Non-cash interest expense recognized	544	298
Total liability related to sale of future royalties, end of period	16,901	16,598
Current portion	(3,610)	(2,037)
Long-term portion	$13,291	$14,561

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under five operating lease agreements, one of which has been subleased, and for equipment under three operating lease agreements with initial terms exceeding one year and under three operating lease agreements with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that terminates on April 30, 2020. The Company also obtained, via the Merger, the right of use of facilities located in Alpharetta, Georgia, in February 2017 that terminates on February 28, 2021. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company obtained the right of use of facilities located in South San Francisco, California, under three leases that terminate on August 31, 2019, and the right of use of equipment under three leases that terminate between April 2019 and September 2021.

As of March 31, 2019, the weighted average discount rate for operating leases with initial terms of more than one year was 10.5% and the weighted average remaining term of these leases was 1.45 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of March 31, 2019 (in thousands):

Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$610
2020	415
2021	58
Undiscounted total	1,083
Less: imputed interest	(74)
Present value of future minimum payments	1,009
Current portion of operating lease liability	(697)
Operating lease liability, net of current portion	$312

In addition, future obligations under operating leases for equipment with initial terms of one year or less totaled $4,000. The Company presently has no finance leases.

Certain operating lease agreements include non-lease costs, such as common area maintenance, which are excluded from operating lease costs. Operating lease expenses for the three months ended March 31, 2019, are summarized as follows:

Three Months Ended March 31, 2019
Lease cost	(in thousands)
Operating lease cost	$223
Short-term lease cost	3
Sublease income	(54)
Total lease cost	$172

Net cash outflows associated with operating leases totaled $199,000 in the three months ended March 31, 2019. Rent expense was $146,000 for the three months ended March 31, 2018.

Future minimum payments and sublease income under operating leases as of December 31, 2018, were as follows:

Year Ending December 31,	Lease Payments	Sublease Income
	(in thousands)
2019	$859	$213
2020	411	219
2021	56	38
Thereafter	—	—
Total	$1,326	$470

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Secured Promissory Note Payable to Oxford Finance

On December 22, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance, under which the Company borrowed $5.0 million. The $5.0 million loan, which bears interest at 30-day U.S. LIBOR plus 6.17%, is evidenced by a secured promissory note and is repayable over four years, with interest only payable over the first 12 months and the balance fully amortized over the subsequent 36 months. Upon repayment, an additional final payment equal to $325,000 is due, which is being accreted as interest expense over the term of the loan using the effective-interest method. The loan is secured by substantially all the Company’s assets, except for intellectual property.

In connection with the Loan Agreement, the Company issued a warrant to Oxford Finance to purchase 7,563 shares of its Series C convertible preferred stock at an exercise price of $33.11 per share (the “Warrant”), expiring in December 2026. The fair value of the Warrant at the date of issuance was $134,000, which was recorded as debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method. The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, is approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $106,000, of which $72,000 was paid, during the three months ended March 31, 2019, and $141,000, of which $95,000 was paid, during the three months ended March 31, 2018.

The Warrant provided that if the share price at the next equity financing was less than the Warrant exercise price, then the Warrant would be for the new class of shares, the exercise price would be the new class share price, and the number of shares would be calculated by dividing $250,000 by the new class share price. Due to this anti-dilution protection, the Company determined that the Warrant needed to be recorded as a liability, and therefore estimated the fair value of the Warrant upon issuance and at each balance sheet date, with any changes in the fair value being recorded within the loss on revaluation of financial instruments line in the statements of operations and comprehensive (loss) income.

Due to the antidilution protection, following the Merger, the Warrant was amended to allow the holder to purchase 10,914 shares of common stock at an exercise price of $22.99 per share. Since the amended Warrant contains no non-standard antidilution protections or similar features, the fair value of $70,000 on February 13, 2018, was transferred to equity.

NOTE 9. Commitments and Contingencies

(a)	Leases

The Company’s lease commitments are detailed in Note 7.

(b)	Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  Stockholders’ Equity

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.10 par value per share. The Company’s board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 5,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock are currently outstanding, and we have no present plan to issue any shares of preferred stock.

(b)	Common Stock

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2019, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2019	December 31, 2018

Options issued and outstanding	842,424	865,163
Available for future grants of equity awards	246,116	223,377
Common stock warrants	94,914	10,914
Total	1,183,454	1,099,454

Upon adoption of the 2019 Equity Incentive Plan on April 23, 2019 (see Note 13), the number of shares available for future grants of equity awards increased to 1,600,000.

(c)	Warrants

The Company has outstanding (i) 10,914 common stock warrants issued to Oxford Finance (see Note 8) and (ii) 84,000 common stock warrants issued to the placement agents’ designees at the closing of the March 2019 Offering (see Note 1). Each warrant issued to the placement agents’ designees entitles the holder to purchase one share of common stock for $3.125 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $100,000, using the Black-Scholes valuation model, using a closing stock price of $2.08 and assumptions including estimated volatility of 80%, a risk-free interest rate of 2.34%, a zero dividend rate and an estimated remaining term of 5.0 years.

NOTE 11.  Equity Incentive Plans

Prior to the Merger, Private Vaxart issued equity awards for compensation purposes to employees, directors and consultants under its 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan expired in July 2017 and no further awards may be made under the 2007 Plan. Each outstanding stock option to acquire shares of Private Vaxart stock, whether vested or unvested, was assumed in the Merger after adjustment for the impact of the Conversion and the Reverse Stock Split.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In November 2016, Aviragen’s stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”), under which all outstanding awards under Aviragen’s previous plans became available for issuance under the 2016 Plan if such awards were forfeited or otherwise terminated.

Under the 2016 Plan, Aviragen was authorized to issue incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock (“RSAs”) and restricted stock units (“RSUs”). Awards that expired or were canceled generally became available for issuance again under the 2016 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s Board of Directors for each grant. Following stockholder approval of the 2019 Equity Incentive Plan (see Note 13), no further awards are available for grant under the 2016 Plan.

A summary of stock option transactions in the three months ended March 31, 2019, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2019	200,650	865,163	$8.13
Canceled	22,739	(22,739)	$24.85

Balance at March 31, 2019	223,389	842,424	$7.68

In addition, the 2016 Plan had a reserve of 22,727 shares available for future issuance as RSAs and RSUs. As of March 31, 2019, no such awards had been granted under the 2016 Equity Plan.

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$79	$44
General and administrative	85	42
Total stock-based compensation	$164	$86

As of March 31, 2019, the unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.9 million, which the Company expects to recognize over an estimated weighted average period of 2.59 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net (Loss) Income Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018

Net (loss) income attributable to common stockholders – basic calculation	$(1,339)	$1,975

Interest charges applicable to convertible promissory notes	—	295

Series B and C preferred dividend	—	339

Series A preferred dividend	—	(28)

Net (loss) income attributable to common stockholders – diluted calculation	$(1,339)	2,581

Shares used to compute net (loss) income per share – basic	7,301,189	3,656,360

Potential common shares from exercise of options	—	25,550

Shares issuable upon conversion of convertible promissory notes, related party	—	750,924

Shares issuable upon conversion of Series B and C convertible preferred stock and accrued dividends	—	866,917

Shares used to compute net (loss) income per share – diluted	7,301,189	5,299,751

Net (loss) income per share – basic	$(0.18)	$0.54

Net (loss) income per share – diluted	$(0.18)	$0.49

No adjustment has been made to the net loss attributable to common stockholders in the three months ended March 31, 2019, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2019	2018

Options to purchase common stock	860,371	529,332

Warrants to purchase common stock	22,114	5,700

Warrant to purchase convertible preferred stock	—	3,613

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	882,485	538,645

NOTE 13.  Subsequent Events

(a)	Public Offering

On April 11, 2019, the Company completed a public underwritten offering (the “April 2019 Offering”) of 925,455 shares of common stock, 8,165,455 pre-funded warrants, and warrants to purchase 10,454,546 shares of common stock (including 1,363,636 common stock warrants issued upon the exercise by the underwriters of their option to purchase such warrants). Each share of common stock with an accompanying common stock warrant were sold for $1.10, and each pre-funded warrant with an accompanying common stock warrant were sold for $1.00, with the amount paid for each accompanying common stock warrant being $0.10. Each pre-funded warrant entitles the holder to purchase one share of common stock for $0.10, is immediately exercisable, subject to certain ownership imitations, and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant entitles the holder to purchase one share of common stock for $1.10, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance.

The total gross proceeds from the April 2019 Offering to the Company were $9.3 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $8.1 million. In addition, as of May 8, 2019, a further $0.6 million had been received from the exercise of pre-funded warrants and 1,646,364 pre-funded warrants remained outstanding.

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable expenses of approximately $750,000. In addition, the Company issued the underwriters’ designees 636,364 common stock warrants at the closing of the April 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $1.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $333,000, using the Black-Scholes valuation model, using a closing stock price of $0.89 and assumptions including estimated volatility of 83%, a risk-free interest rate of 2.31%, a zero dividend rate and an estimated remaining term of 5.0 years. This estimated fair value was recorded in offering costs.

(b)	Authorized Shares of Common Stock

On April 23, 2019, the Company’s stockholders approved a Certificate of Amendment to the Company’s Restated Certificate of Incorporation (the “Certificate”), to decrease the authorized number of shares of common stock, par value $0.10, from 200,000,000 to 100,000,000 shares. On April 23, 2019, the Certificate was filed with the Secretary of State of the State of Delaware.

(c)	2019 Equity Incentive Plan

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is authorized to issue ISOs, NQSOs, stock appreciation rights, RSAs, RSUs, other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company's employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock.

The aggregate number of shares of common stock that may be issued under the 2019 Plan will not exceed 1,600,000 shares, which can only be increased by stockholder approval, except that all awards are subject to adjustment in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards that expire or are canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 6, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q , and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our Product Pipeline

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

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

We have started the norovirus bivalent Phase 1 study designed to assess safety and immunogenicity of our norovirus GI.1 and GII.4 vaccines administered concurrently, and we remain on schedule to initiate a monovalent Phase 2 challenge study designed to assess the protective efficacy of our norovirus GI.1 vaccine against live norovirus GI.1 challenge in humans in the second quarter. The Phase 1 bivalent study and the Phase 2 challenge study are both being conducted under an open IND.

The challenge study is conducted using only the norovirus GI.1 vaccine. We have manufactured new lots of bulk GI.1 vaccine that are scheduled to be tableted in the coming weeks. If tableting is successful and the vaccine passes all required release testing, the norovirus GI.1 vaccine tablets are expected to become available for the challenge study during the second quarter of 2019.

●

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

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. An estimated that at least 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. During the most recent flu season 2017 – 2018, there were 79,400 flu related deaths in the U.S. alone, according to the CDC. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, 226,000 people are hospitalized with complications of influenza, and between 3,000 and 49,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

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

Clinical Trial Update. In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority, or HHS BARDA, under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. Previously, we had announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine resulted in a 39% reduction in clinical disease relative to placebo, a result that was superior to Fluzone, the market-leading injectable quadrivalent influenza vaccine, which reduced clinical disease by only 27%. Our tablet vaccine also showed a favorable safety profile, indistinguishable from placebo. On October 4, 2018, we presented data from the study demonstrating that our vaccine elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells, while Fluzone only maintained baseline levels of 20%. We believe plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccines. This data also provided evidence that our vaccines protect through mucosal immunity, the first line of defense against mucosal infections such as flu, norovirus, RSV and others, a potential key advantage over injectable vaccines for these indications.

At this time, we aim to finance development and commercialization of our seasonal quadrivalent influenza oral tablet vaccine through third-party collaboration and licensing arrangements, and/or non-dilutive funding. In the future, we may also consider equity offerings and/or debt financings to fund the program.

●	HPV Therapeutic Vaccine. Our first therapeutic oral vaccine candidate targets HPV-16 and HPV-18, the two strains responsible for 70% of cervical cancers and precancerous cervical dysplasia.

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

●	RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly.

Based on the positive results of our cotton rat study, we believe our proprietary oral vaccine platform is the optimal delivery system for RSV, offering significant advantages over injectable vaccines. We aim to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform.

Anti-Virals

●

Through our merger with Aviragen Therapeutics, Inc., or Aviragen, we acquired two royalty earning products, Relenza and Inavir, and three Phase 2 clinical stage antiviral compounds which we have discontinued.

●

Relenza and Inavir are antivirals for the treatment of influenza that are marketed by GlaxoSmithKline, plc, or GSK, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, respectively. We earn royalties on the net sales of Relenza and Inavir in Japan. Sales of Relenza and Inavir vary significantly from one year to the next, depending on the intensity of the flu season and competition from other antivirals such as Tamiflu. Importantly, on February 23, 2018, Xofluza, a new drug to treat influenza developed by Shionogi, was approved in Japan. The drug may gain significant market share, substantially reducing sales of Inavir.

Our Pipeline

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

Royalty Revenue

We earn royalty revenue on sales of Relenza and Inavir, both treatments for influenza, by our licensees, GSK and Daiichi Sankyo, respectively, based on fixed percentages of net sales of these drugs.

Non-Cash Royalty Revenue Related to the Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P., or HCRP. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was preliminarily estimated, as of March 31, 2018, to be $16.3 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. Even though we did not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, including the development of our tablet vaccine platform, and the manufacturing, preclinical and clinical development activities of our tablet vaccine candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	expenses incurred under agreements with contract research organizations, or CROs, that conduct clinical trials on our behalf;
●	manufacturing materials, analytical and release testing services required for our production of vaccine candidates used primarily in clinical trials;
●	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine and tablet manufacturing activities;
●	laboratory supplies and vendor expenses related to its preclinical research activities;
●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
●	facilities, depreciation and allocated overhead expenses.

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

The following table shows our research and development expenses for the three months ended March 31, 2019 and 2018, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
External program costs:
Influenza program, funded by HHS BARDA	$-	$386
Norovirus program	865	345
RSV and HPV programs	13	26
Teslexivir and vapendavir programs	17	424
Preclinical research and process development	53	81
Total external costs	948	1,262
Internal costs	2,881	2,146
	$3,829	$3,408

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

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting, public relations, market research and other consulting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of rent, depreciation and other facilities-related expenses.

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2019 and 2018, which include the operations of Aviragen for the three months ended March 31, 2019 and the period from February 13, 2018 to March 31, 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
Revenue from government contract	$—	$610
Royalty revenue	3,659	893
Non-cash royalty revenue related to sale of future royalties	1,748	-

Total revenue	5,407	1,503

Operating expenses:
Research and development	3,829	3,408
General and administrative	2,026	2,010

Total operating expenses	5,855	5,418

Operating loss	(448)	(3,915)

Other income and (expenses):
Bargain purchase gain	—	6,988
Interest income	5	5
Interest expense	(107)	(437)
Non-cash interest expense on liability related to sale of future royalties	(544)	(298)
Loss on revaluation of financial instruments	—	(3)
Foreign exchange gain, net	5	2

Total other income and (expenses)	(641)	6,257

Net (loss) income before income taxes	(1,089)	2,342

Provision for income taxes	250	28

Net (loss) income	$(1,339)	$2,314

Revenue from Government Contract

The following table presents our revenue from a government contract for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$—	$610	(100)%

We earned no revenue from our government contract in the three months ended March 31, 2019, compared to $610,000 in the three months ended March 31, 2018. The active phase of the contract occurred in 2016 and 2017. In 2018 activities were wound down and completed and no future revenue is expected from this contract.

Royalty Revenue

The following table presents our royalty revenue for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$3,659	$893	310%

For the three months ended March 31, 2019, royalty revenue increased by $2.8 million, or 310%, compared to the three months ended March 31, 2018. Royalty revenue is earned on sales of Relenza and Inavir, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. Royalty revenue in the three months ended March 31, 2018, excludes comparable revenue of $3.5 million earned in the pre-Merger period.

Non-cash Royalty Revenue Related to Sale of Future Royalties

The following table presents our non-cash royalty revenue related to sale of future royalties for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$1,748	$—	N/A

For the three months ended March 31, 2019, royalty revenue related to sale of future royalties was $1.7 million. All such revenue in the three months ended March 31, 2018, was recorded prior to the Merger.

Research and Development

The following table presents our research and development expenses for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$3,829	$3,408	12%

For the three months ended March 31, 2019, research and development expenses increased by $421,000, or 12%, compared to the three months ended March 31, 2018. The increase in the 2019 period is principally due to an increase in manufacturing costs, principally related to the Norovirus vaccine, increased amortization of intangible assets acquired in the Merger, higher Norovirus clinical trial costs and increases in personnel costs and facilities costs, partially offset by lower expenditures on the clinical trials of teslexivir, the absence of costs incurred under the HHS BARDA contract and reduced costs of laboratory supplies used in preclinical research. We expect that research and development expenses will increase in the near term as we plan to conduct two norovirus clinical trials in 2019, which will only be partially offset by the elimination of expenses that we were formerly incurring for teslexivir trials and for work on the HHS BARDA contract.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$2,026	$2,010	1%

For the three months ended March 31, 2019, general and administrative expenses increased by $16,000, or 1%, compared to the three months ended March 31, 2018. The increase in the 2019 period is due to higher personnel costs, substantially offset by lower legal and other third-party costs, due mainly to the absence of $0.5 million in costs related directly to the Merger that were incurred in the three months ended March 31, 2018.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$(641)	$6,257	N/A

For the three months ended March 31, 2019, we recorded net non-operating expenses of $641,000, compared to net non-operating income of $6.3 million in the three months ended March 31, 2018. The principal source of non-operating income in the three months ended March 31, 2018, was a bargain purchase gain of $7.0 million, representing the excess of our preliminary valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger. Interest expense was $107,000 in the 2019 period, decreasing from $437,000 in the 2018 period principally due to the absence of an expense of $295,000 related to Private Vaxart’s convertible promissory notes being outstanding for the 43 days prior to the Merger. Non-cash interest expense on liability related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $544,000 in the 2019 period, compared to $298,000 related to the 47 days in the post-Merger period in 2018.

Provision for income taxes

The following table presents our provision for income taxes for the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,
2019	2018	% Change
(dollars in thousands)
$250	$28	793%

The provision for income taxes comprises $250,000 and $28,000 in the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, $14,000 relates to foreign taxes payable on intercompany interest. The remaining $236,000 in the 2019 period and the full $28,000 in the 2018 period represent withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The increase arose principally because the majority of Inavir sales in the first calendar quarter arise prior to February 13, so most of the revenue in the 2018 period was earned pre-Merger.

Liquidity and Capital Resources

Since inception, through March 31, 2019, Vaxart’s operations have been financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of its convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into common stock in the Merger, $2.5 million from the sale of common stock and $4.9 million from the issuance of secured promissory notes to Oxford Finance, repayable by January 2021. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay for severance, financial advisory fees, director and officer insurance, legal fees and other professional costs incurred by Aviragen prior to, or upon the closing of, the Merger. In April 2019, we received net proceeds of $8.7 million in a public offering from the sale of common stock, pre-funded warrants and common stock warrants, plus the exercise of pre-funded warrants (see Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further information regarding our April 2019 public offering).

As of March 31, 2019, we had $8.4 million of cash and cash equivalents. We believe these funds, along with the funds raised in April 2019 and projected revenue, are sufficient to fund us into, but probably not beyond, the first quarter of 2020. Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018, indicating that, because we have experienced losses and negative cash flows from operations and have an accumulated deficit and debt obligations, there is substantial doubt about our ability to continue as a going concern.

To continue operations thereafter, we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of March 31, 2019, we had no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials for our product candidates;

●	the timing and costs of our planned preclinical studies of our product candidates;

●	our success in establishing and scaling commercial manufacturing capabilities;

●	the amount and timing of royalties received on sales of Relenza and Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●

the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(4,653)	$(10,590)
Net cash (used in) provided by investing activities	(552)	26,779
Net cash provided by (used in) financing activities	2,123	(265)

Net (decrease) increase in cash and cash equivalents	$(3,082)	$15,924

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the three months ended March 31, 2019 and 2018, in the amounts of $4.7 million and $10.6 million, respectively. The cash used in operating activities in the three months ended March 31, 2019, was due to cash used to fund a net loss of $1.3 million and an increase in working capital of $3.8 million, partially offset by net non-cash expenses related to depreciation and amortization, stock-based compensation, non-cash interest expense, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $459,000. The cash used in operating activities in the three months ended March 31, 2018, was due to net income of $2.3 million being offset by $5.7 million of adjustments for net non-cash income related to the bargain purchase gain, depreciation and amortization, stock-based compensation, loss on revaluation of financial instruments, non-cash interest, amortization of note discount and non-cash interest expense related to sale of future royalties and $7.2 million used by a change in working capital.

Net Cash (Used in) Provided by Investing Activities

In the three months ended March 31, 2019, we used $552,000 to purchase property and equipment. In the three months ended March 31, 2018, Vaxart received cash of $25.5 million in the Merger and $1.4 million from maturities of short-term investments, net of purchases. This was partially offset by $140,000 to purchase property and equipment and $21,000 to pay for fractional shares of common stock in the Merger.

Net Cash Provided by (Used in) Financing Activities

We received $2.5 million in the three months ended March 31, 2019, from the sale of common stock in a registered direct offering, partially offset by repayment of principal of $417,000 on the secured promissory note payable to Oxford Finance. We used $278,000 in the three months ended March 31, 2018, in repayment of principal on the secured promissory note payable to Oxford Finance, partially offset by $13,000 received for the exercise of stock options.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of clinical and contract formulation and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within accrued liabilities in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statement of operations and comprehensive (loss) income. These costs can be a significant component our research and development expenses.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Intangible Assets

Intangible assets acquired in the Merger were recorded at preliminary estimates of their fair values of $20.6 million (subsequently adjusted to $20.3 million when estimates were refined) and $1.8 million for developed technologies Inavir and Relenza, respectively, which are being amortized on a straight-line basis over the estimated periods of future royalties of 11.75 and 1.3 years, respectively, and $1.6 million for in-process research and development related to teslexivir which was indefinite-lived until it was assessed as impaired in the three months ended June 30, 2018. These valuations were prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams, which are highly subjective.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods presented.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first quarter of 2019, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal controls over financial reporting as of March 31, 2019:

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

Changes in Internal Control over Financial Reporting

During 2018, we hired a full-time Corporate Controller and a full-time Associate Director of SEC Reporting, both Certified Public Accountants with active licenses. Since then, we have implemented procedures in our finance department including formal approval procedures for all journal entries and account reconciliations, and increased management oversight of financial reporting. This was done to address a material weakness relating to our lack of sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions that was originally identified in the audit of our financial statements for the year ended December 31, 2015 and was previously reported in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2018. While we believe these procedures will be effective in remediating the material weakness, they were not yet fully operational as of March 31, 2019.

Other than the implementation of these new procedures, there was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vaxart have been detected.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history and have generated only limited product revenue.

Even though we generate royalty revenue from our two commercialized influenza products, we are at an early stage in our clinical development process and have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured our tablet vaccine candidates at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

Even if we receive regulatory approval for the sale of any of our product candidates, we do not know when we will begin to generate significant revenue, if at all. Our ability to generate significant revenue depends on a number of factors, including our ability to:

●	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

●	receive royalties on our products and product candidates including in connection with sales of Relenza and Inavir;

●	establish sales, marketing, manufacturing and distribution systems;

●

add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;

●	develop manufacturing capabilities for bulk materials and manufacture commercial quantities of our product candidates at acceptable cost levels;

●	achieve broad market acceptance of our product candidates in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of our product candidates, whether alone or in collaboration with others; and

●	maintain, expand and protect our intellectual property portfolio.

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

We expect research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer, and any other chronic viral infections and cancer. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of March 31, 2019, we had an accumulated deficit of $99.4 million.

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

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidate for norovirus. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our norovirus tablet vaccine. Our norovirus tablet vaccine may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our norovirus tablet vaccine in the United States until we receive approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. To date, we have only completed Phase 1 clinical trials for one of the two strains necessary for our bivalent norovirus tablet vaccine candidate. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our norovirus tablet vaccine for many reasons, including:

●	We may not be able to demonstrate that our norovirus tablet vaccine is safe and effective to the satisfaction of the FDA;

●	the FDA may not agree that the completed Phase 1 clinical trials of the norovirus vaccine satisfy the FDA’s requirements and may require us to conduct additional testing;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of one or more of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

●	the FDA may not find the data from our preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of our tablet vaccines outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may not accept data generated at our clinical trial sites;

●

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

●	the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval;

●	the FDA may identify deficiencies in our manufacturing processes or facilities; or

●	the FDA may change its approval policies or adopt new regulations.

We believe that there is substantial doubt about our ability to continue as a going concern.

We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018, indicating that, because we have experienced losses and negative cash flows from operations and have an accumulated deficit and debt obligations, there is substantial doubt about our ability to continue as a going concern. We do not believe that this substantial doubt has been alleviated. As of March 31, 2019, we had $8.4 million of cash and cash equivalents. We believe these funds, along with funds raised in April 2019 from an underwritten offering and projected revenue, are sufficient to fund our operations into, but probably not beyond, the first quarter of 2020. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

Raising finance via the issuance of securities to the public generally entails filing documents with the SEC and, in the normal course of business, obtaining regulatory approval. The process is time-consuming and can result in delays in seeking potential investors. Further, the recent partial shutdown of the government means that SEC staff were furloughed and were not available to review registration statements. This caused a delay in one potential source of financing via a registration statement that we filed with the SEC on December 27, 2018, and any future government shutdown impacting the SEC may have a similar impact in preventing or delaying our ability to obtain additional capital.

As of March 31, 2019, we had $8.4 million of cash and cash equivalents. We believe these funds, along with the funds raised in April 2019 and projected revenue, are sufficient to fund our operations under our current operating plan into, but probably not beyond, the first quarter of 2020. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of our planned clinical trials;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including any patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our product candidates on our own; and

●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved, for commercial sale.

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

Under the Loan Agreement, an event of default will occur if, among other things:

●	we fail to make payments when due under the Loan Agreement;

●	we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches;

●	there occurs an event that has a material adverse effect on:

●	our business, operations, properties, assets or financial condition;

●

our ability to perform or satisfy our obligations under the Loan Agreement as they become due or Oxford’s ability to enforce its rights or remedies with respect to our obligations under the Loan Agreement; or

●	the collateral or liens securing our obligations under the Loan Agreement;

●	we or our assets become subject to certain legal proceedings, such as bankruptcy or insolvency proceedings, or attachments;

●	we are unable to pay our debts as they become due; or

●	we default on certain contracts with third parties which would permit Oxford to accelerate the maturity of such indebtedness or that could have a material adverse effect on us.

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

The market price of our common stock has been subject to significant fluctuations following the Merger. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that cause the market price of our common stock to fluctuate include:

●	our ability to develop product candidates and conduct clinical trials that demonstrate our product candidates are safe and effective;

●	our ability to negotiate and receive royalty payments on the sales of our product candidates including Relenza and Inavir;

●	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;

●	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

●	failure to maintain our existing third-party license, manufacturing and supply agreements;

●	our failure, or that of our licensors, to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our product candidates;

●	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new or competing products by our competitors;

●	failure to meet or exceed financial and development projections that we may provide to the public;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including intellectual property or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about us, or if they issue adverse or misleading opinions regarding our business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by our existing stockholders in the future;

●	trading volume of our common stock;

●	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

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

* One stockholder owns a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

As of April 30, 2019, entities affiliated with Care Capital, a venture capital fund, owned 17.7% of our common stock and have significant ability to influence decisions through their ownership position. For example, this concentration of ownership may enable entities affiliated with Care Capital to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.

Because the Merger in February 2018 resulted in an ownership change under Section 382 of the Code for Vaxart, Inc. (formerly Aviragen), our pre-Merger U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. The Merger resulted in an ownership change for Vaxart, Inc. (formerly Aviragen), and probably Vaxart Biosciences; accordingly, our U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. Annual usage may be restricted to 1.97% of the combined organization’s value on February 13, 2018. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

We are highly dependent on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Wouter W. Latour, M.D. and our Chief Scientific Officer, Sean N. Tucker, Ph.D. The employment of our executive officers is at-will and our executive officers may terminate their employment at any time. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of March 31, 2019, we had 35 full-time employees. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

* Our outstanding warrants to purchase common stock are speculative in nature and there is no public market for such warrants.

There is no established public trading market for our outstanding warrants to purchase common stock and we do not expect a market to develop. In addition, we do not intend to apply to list our warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Capital Market. Without an active market, the liquidity of our outstanding warrants is limited. Our warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price. The market value of our warrants is uncertain and there can be no assurance that that the market price of the common stock will ever equal or exceed the exercise price such warrants, and consequently, whether it will ever be profitable for holders of the such warrants to exercise such warrants.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our tablet vaccine candidates, including that:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●

clinical trials of our tablet vaccine candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●

the number of subjects required for clinical trials of our tablet vaccine candidates may be larger than we anticipate; enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	Our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●

regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our tablet vaccine candidates may be greater than we anticipate; and

●	the supply or quality of our tablet vaccine candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate.

If we are required to conduct additional clinical trials or other testing of our tablet vaccine candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our tablet vaccine candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our tablet vaccine candidates;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

●	be subject to additional post-marketing testing requirements; or

●	have the product removed from the market after obtaining marketing approval.

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

Furthermore, any negative results we may report in clinical trials of our tablet vaccine candidates may make it difficult or impossible to recruit and retain participants in other clinical trials of that same tablet vaccine candidate. Delays or failures in planned subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our tablet vaccine candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance in compliance with applicable regulations. Enforcement actions brought against these third parties may cause further delays and expenses related to our clinical development programs.

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

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the other infectious diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize tablet vaccine candidates that are superior to other vaccines in the market;

●	demonstrate through our clinical trials that our tablet vaccine candidates are differentiated from existing and future therapies;

●	attract qualified scientific, vaccine development and commercial personnel;

●	obtain patent or other proprietary protection for our tablet vaccine candidates;

●	obtain required regulatory approvals;

●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and

●	successfully develop and commercialize, independently or with collaborators, new tablet vaccine candidates.

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

Furthermore, if any of our tablet vaccines are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the tablet vaccine candidates or impose restrictions on their distribution or other risk management measures;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way our tablet vaccine candidates are administered or to conduct additional clinical trials;

●	we could be sued and held liable for injuries sustained by patients;

●	we could be subject to the Vaccine Injury Compensation Program;

●	we could elect to discontinue the sale of our tablet vaccine candidates; and

●	our reputation may suffer.

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

Our tablet vaccine candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a tablet vaccine candidate will prevent us from commercializing the tablet vaccine candidate. We have not received approval to market any of our tablet vaccine candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the tablet vaccine candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our tablet vaccine candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us obtaining marketing approval or prevent or limit commercial use.

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

In addition, later discovery of previously unknown adverse events or other problems with our tablet vaccine candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing such tablet vaccine candidate;

●	restrictions on the labeling or marketing of a tablet vaccine candidate;

●	restrictions on tablet vaccine distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters;

●	withdrawal of the tablet vaccine candidate from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of such tablet vaccine candidate;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of such tablet vaccine candidate;

●	tablet vaccine candidate seizure; or

●	injunctions or the imposition of civil or criminal penalties.

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

If our tablet vaccine candidates, including our vaccine for norovirus, receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments;

●	our ability to offer our tablet vaccine candidates for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the willingness of the medical community to offer customers our tablet vaccine candidate option in addition to, or in the place of, injectable vaccines;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of our tablet vaccine together with other medications.

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

●

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

●

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

●	the criminal FCA, which imposes criminal fines or imprisonment against individuals or entities who make or present a claim to the government knowing such claim to be false, fictitious or fraudulent;

●

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●

the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a Federal or state governmental program;

●

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

●

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

We face an inherent risk of product liability exposure related to the testing of our tablet vaccine candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop after approval. For instance, since our norovirus tablet challenge study is being conducted in healthy human volunteers, any adverse reactions could result in claims from these injuries and we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any tablet vaccine candidates that it may develop;

●	injury to our reputation and significant negative media attention;

●	withdrawal of clinical trial participants;

●	significant costs to defend any related litigation;

●	substantial monetary awards to trial subjects or patients;

●	loss of revenue; and

●	the inability to commercialize any products we may develop.

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

Factors that may inhibit our efforts to commercialize our tablet vaccine candidates on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to administer our tablet vaccines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

If our tablet vaccine candidates are approved for commercialization, we intend to enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international operations or entering into international business relationships, including:

●	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign reimbursement, pricing and insurance regimes;

●	foreign taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions;

●	tablet vaccination shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We currently earn royalty revenue from the net sales of Relenza and Inavir, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. Our licensees may encounter competition from new products entering the market, including generic copies of Relenza and Inavir, which could adversely affect our royalty income. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received. On February 23, 2018, Osaka-based drug maker Shionogi & Co gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza may gain significant market share from Inavir in Japan, substantially reducing the sales of Inavir. This would significantly decrease the royalty payments we receive from Daiichi Sankyo Company, Limited.

In addition, most of our Relenza patents have expired and the only substantial remaining intellectual property related to the Relenza patent portfolio is scheduled to expire in July 2019 in Japan. Further, we sold a portion of our Inavir royalties to HealthCare Royalty Partners III, L.P. in April 2016. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

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

●	be shown to be safe and effective in future preclinical studies or clinical trials;

●	have the desired therapeutic or medical effects;

●	be tolerable or free from undesirable or unexpected side effects;

●	meet applicable regulatory standards;

●	be capable of being appropriately formulated and manufactured in commercially suitable quantities or scale and at an acceptable cost; or

●	be successfully commercialized, either by us or by our licensees or collaborators.

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

●	regulatory authorities or institutional review boards, or IRBs, not authorizing us to commence or conduct a clinical trial at a prospective trial site;

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

We intend to manufacture the vaccine tablets for our Phase 1 and Phase 2a clinical studies for the foreseeable future at our own facility. If we are unable to do so, or we are delayed, or if the cost of manufacturing is not economically feasible or if we cannot find a third-party supplier, we may be unable to produce tablet vaccine candidates in a sufficient quantity to meet future demand.

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

Our manufacturing facility is subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with cGMP. Any failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished vaccine tablets for clinical trials, which may result in the termination of, or a hold on, a clinical trial, and may delay or prevent filing or approval of marketing applications for our tablet vaccine candidates. We also may encounter problems with the following:

●	achieving adequate or clinical-grade materials that meet FDA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;

●	shortages of qualified personnel, raw materials or key contractors; and

●	ongoing compliance with cGMP regulations and other requirements of the FDA or other comparable regulatory agencies.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including most recently on December 22, 2018, the U.S. government has shut down, at least partially, several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the event that we place reliance on third-party contract manufacturers, which in some cases may be sole sourced, we would be exposed to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues in the future. Some of these risks include, but are not limited to:

●	our potential contract manufacturers failing to develop an acceptable formulation to support late-stage clinical trials for, or the commercialization of, our product candidates;

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

●	our potential contract manufacturers placing a priority on the manufacture of other customers’ or their own products, rather than our products;

●	our potential contract manufacturers failing to perform as agreed or exiting from the contract manufacturing business; and

●	our potential contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

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

●

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

●

the federal FCA imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●

the federal HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●

the federal transparency requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

●

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

Zanamivir, a neuraminidase inhibitor, or NI, approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza by GSK. Most of our Relenza patents have expired and the only substantial remaining intellectual property related to the Relenza patent portfolio, which we own and have exclusively licensed to GSK, is scheduled to expire in July 2019 in Japan.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Restated By-laws of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.2	September 13, 2016

4.1	Reference is made to Exhibits 3.1 to 3.5

4.2	Specimen Common Stock Certificate	Form S-3	333-228910	4.2	December 20, 2018

4.3	Form of Pre-Funded Warrant	Form S-1	333-229536	10.25	February 6, 2019

4.4	Form of Common Stock Warrant	Form S-1/A	333-229536	4.4	April 8, 2019

4.5	Form of Representative Warrant	Form S-1/A	333-229536	4.5	April 8, 2019

10.1	Form of Securities Purchase Agreement, dated as of March 19, 2019, by and among Vaxart, Inc. and the Purchasers named therein	Form 8-K	001-35285	10.1	March 20, 2019

10.2	Engagement Letter, dated as of January 25, 2019, by and between Vaxart, Inc. and H.C. Wainwright & Co., LLC., as amended	Form 8-K	001-35285	10.2	March 20, 2019

10.3	Form of Placement Agent Warrant	Form 8-K	001-35285	10.3	March 20, 2019

31.1*	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

32.1*§	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2018 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith

§

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAXART, INC.

Dated: May 9, 2019	By: /s/ WOUTER W. LATOUR, M.D.
Wouter W. Latour, M.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)