Form 10-Q
period 2019-06-30
Vaxart, Inc.
filed 2019-08-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Utah Ave., Suite 200, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.10 par value	VXRT	The Nasdaq Capital Market

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

The Registrant had 15,785,735 shares of common stock, $0.10 par value, outstanding as of August 6, 2019.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,258	$11,506
Accounts receivable	35	1,796
Prepaid expenses and other current assets	814	1,343

Total current assets	17,107	14,645

Property and equipment, net	1,517	1,066
Right-of-use assets, net	565	—
Intangible assets, net	17,959	19,413
Other long-term assets	102	103

Total assets	$37,250	$35,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$610	$962
Current portion of secured promissory note payable to Oxford Finance	1,667	1,667
Current portion of operating lease liability	565	—
Liability related to sale of future royalties, current portion	3,150	3,328
Other accrued liabilities	1,485	1,518

Total current liabilities	7,477	7,475

Operating lease liability, net of current portion	216	—
Liability related to sale of future royalties, net of current portion	12,519	14,413
Secured promissory note payable to Oxford Finance, net of current portion	1,175	1,944
Other long-term liabilities	18	157

Total liabilities	21,405	23,989

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2019 or December 31, 2018	—	—
Common Stock: $0.10 par value; 100,000,000 shares authorized; 15,785,735 and 7,141,189 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,579	714
Additional paid-in capital	119,258	108,513
Accumulated deficit	(104,992)	(97,989)

Total stockholders’ equity	15,845	11,238

Total liabilities and stockholders’ equity	$37,250	$35,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Revenue from government contract	$—	$520	$—	$1,130
Royalty revenue	69	70	3,728	963
Non-cash royalty revenue related to sale of future royalties	16	18	1,764	18

Total revenue	85	608	5,492	2,111

Operating expenses:
Research and development	3,707	5,012	7,536	8,420
General and administrative	1,375	1,771	3,401	3,781
Impairment of intangible assets	—	1,600	—	1,600

Total operating expenses	5,082	8,383	10,937	13,801

Operating loss	(4,997)	(7,775)	(5,445)	(11,690)

Other income and (expenses):
Bargain purchase gain	—	(328)	—	6,660
Interest income	34	36	39	41
Interest expense	(97)	(136)	(204)	(573)
Non-cash interest expense related to sale of future royalties	(516)	(468)	(1,060)	(766)
Loss on revaluation of financial instruments	—	—	—	(3)
Foreign exchange gain, net	(48)	(199)	(43)	(197)

Total other income and (expenses)	(627)	(1,095)	(1,268)	5,162

Net loss before income taxes	(5,624)	(8,870)	(6,713)	(6,528)

Provision for income taxes	13	1	263	29

Net loss	(5,637)	(8,871)	(6,976)	(6,557)

Series B and C preferred dividend	—	—	—	(339)

Net comprehensive loss attributable to common stockholders	$(5,637)	$(8,871)	$(6,976)	$(6,896)

Net loss per share - basic and diluted	$(0.39)	$(1.24)	$(0.64)	$(1.26)

Shares used to compute net loss per share - basic and diluted	14,597,446	7,141,189	10,969,473	5,477,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances as of January 1, 2018	1,221,064	$1	138,492	—	$41,259	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	157	35,420	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	(1)	1,918,543	192	(191)	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	365	31,403	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	86	—	86

Net income	—	—	—	—	—	2,314	2,314

Balances as of March 31, 2018	—	—	7,141,189	$714	$108,060	$(77,668)	$31,106

Stock-based compensation	—	—	—	—	118	—	118

Net income	—	—	—	—	—	(8,871)	(8,871)

Balances as of June 30, 2018	—	—	7,141,189	$714	$108,178	$(86,539)	$22,353

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 2018	7,141,189	$714	$108,513	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	7,141,189	$714	$108,513	$(98,016)	$11,211

Issuance of common stock, net of offering costs of $560	1,200,000	120	2,320	—	2,440

Issuance of common stock warrants to placement agents’ designees	—	—	100	—	100

Stock-based compensation	—	—	164	—	164

Net loss	—	—	—	(1,339)	(1,339)

Balances as of March 31, 2019	8,341,189	$834	$111,097	$(99,355)	$12,576

Issuance of common stock, pre-funded warrants and common stock warrants, net of offering costs of $1,579	925,455	93	7,648	—	7,741

Issuance of common stock warrants to underwriters’ designees	—	—	333	—	333

Issuance of common stock upon exercise of pre-funded warrants	6,519,091	652	—	—	652

Stock-based compensation	—	—	180	—	180

Net loss	—	—	—	(5,637)	(5,637)

Balances as of June 30, 2019	15,785,735	$1,579	$119,258	$(104,992)	$15,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(6,976)	$(6,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(6,660)
Depreciation and amortization	2,097	1,437
Impairment of intangible assets	—	1,600
Stock-based compensation	344	204
Loss on revaluation of financial instruments	—	3
Non-cash interest expense	64	366
Amortization of note discount	—	18
Non-cash interest expense related to sale of future royalties	1,060	766
Non-cash revenue related to sale of future royalties	(3,132)	—
Change in operating assets and liabilities:
Accounts receivable	1,761	14,735
Prepaid expenses and other assets	530	(448)
Accounts payable	(347)	(3,259)
Accrued liabilities	(371)	(5,693)

Net cash used in operating activities	(4,970)	(3,488)

Cash flows from investing activities:
Purchase of property and equipment	(711)	(339)
Cash acquired in reverse merger	—	25,525
Cash paid for fractional shares in merger	—	(21)
Purchases of short-term investments	—	(573)
Proceeds from maturities of short-term investments	—	1,988

Net cash (used in) provided by investing activities	(711)	26,580

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	2,540	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in underwritten offering	8,074	—
Repayment of principal on secured promissory note payable to Oxford Finance	(833)	(694)
Repayment of short-term note	—	(61)
Proceeds from issuance of common stock upon exercise of pre-funded warrants	652	—
Proceeds from issuance of common stock upon exercise of stock options	—	13

Net cash provided by (used in) financing activities	10,433	(742)

Net increase in cash and cash equivalents	4,752	22,350

Cash, cash equivalents and restricted cash at beginning of the period	11,506	1,571

Cash, cash equivalents and restricted cash at end of the period	$16,258	$23,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Supplemental disclosure of cash flow information:
Interest paid	$136	$189

Supplemental disclosure of non-cash investing and financing activity:
Issuance of warrants to placement agents’ designees	$100	$—
Issuance of warrants to underwriters’ designees	$333	$—
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$—	$31,768
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$—	$35,577
Reclassification of convertible preferred stock warrant liability to equity	$—	$70
Acquisition of property and equipment included in accounts payable	$47	$14

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

On April 11, 2019, the Company completed a public underwritten offering (the “April 2019 Offering”) of 925,455 shares of common stock, 8,165,455 pre-funded warrants, and warrants to purchase 10,454,546 shares of common stock (including 1,363,636 common stock warrants issued upon the exercise by the underwriters of their option to purchase such warrants). Each share of common stock with an accompanying common stock warrant was sold for $1.10, and each pre-funded warrant with an accompanying common stock warrant was sold for $1.00, with the amount paid for each accompanying common stock warrant being $0.10. Each pre-funded warrant entitles the holder to purchase one share of common stock for $0.10, is immediately exercisable, subject to certain ownership limitations, and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant entitles the holder to purchase one share of common stock for $1.10, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance.

The total gross proceeds from the April 2019 Offering to the Company were $9.3 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $8.1 million. In addition, as of June 30, 2019, a further $0.6 million had been received from the exercise of pre-funded warrants and 1,646,364 pre-funded warrants remained outstanding.

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable costs of $750,000. In addition, the Company issued the underwriters’ designees 636,364 common stock warrants at the closing of the April 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $1.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $333,000 (see Note 10), which was recorded in offering costs.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liquidity and Going Concern

Since incorporation, the Company has been involved primarily in performing research and development activities, hiring personnel, and raising capital to support these activities. The Company has experienced losses and negative cash flows from operations since its inception. As of June 30, 2019, the Company had an accumulated deficit of $105.0 million and a loan with an outstanding balance of $2.8 million from Oxford Finance, LLC (“Oxford Finance”), repayable in monthly installments by January 2021 (see Note 8).

The Company expects to incur increasing costs as research and clinical trials are advanced and, therefore, expects to continue to incur losses and negative operating cash flows for the next several years. Absent additional funding or adjustments to currently planned operating activities, management believes that the Company’s cash and cash equivalents of $16.3 million held as of June 30, 2019, are sufficient to fund the Company into, but probably not beyond, the first quarter of 2020.

The Company reviews its operations and clinical plans on a continuing basis, including its commitments for upcoming clinical trials. The Company plans to finance its operations with royalty revenue on sales of Inavir, additional equity or debt financing arrangements, and potentially with additional funding from government contracts or strategic alliances with partner companies. The availability and amount of such funding is not certain.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Leases – Effective January 1, 2019, the Company records operating leases as right-of-use assets and operating lease liabilities in its condensed consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s statement of operations and comprehensive loss.

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

The Company’s only recurring financial assets that are measured at fair value were $15,000 held in money market funds and classified as cash equivalents as of both June 30, 2019 and December 31, 2018, with no recurring financial liabilities held at either date or in the six months ended June 30, 2019. The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

	Convertible
	Preferred Stock
	Warrant Liability	Total
	(in thousands)
Balance at January 1, 2018	$67	$67
Issuances	—	—
Revaluation loss included in loss on revaluation of financial instruments, net	3	3
Settlements	(70)	(70)
Balance at June 30, 2018	$—	$—

Total gains included in other income and (expenses) attributable to liabilities still held as of June 30, 2018	$—	$—

NOTE 4.  Balance Sheet Components

(a)	Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash at banks	$16,243	$11,441
Restricted cash	—	50
Money market funds	15	15
Total cash and cash equivalents	$16,258	$11,506

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Accounts Receivable

Accounts receivable comprises the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Royalties receivable	$15	$1,776
Government contract - billed	20	20
Accounts receivable	$35	$1,796

The Company has provided no allowance for uncollectible accounts as of June 30, 2019 or December 31, 2018.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$2,775	$2,076
Office and computer equipment	227	227
Leasehold improvements	340	333

Total property and equipment	3,342	2,636
Less: accumulated depreciation	(1,825)	(1,570)
Property and equipment, net	$1,517	$1,066

Depreciation expense was $125,000 and $121,000 for the three months ended June 30, 2019 and 2018, respectively, and $255,000 and $219,000 for the six months ended June 30, 2019 and 2018, respectively. There were no impairments of the Company’s property and equipment recorded in the six months ended June 30, 2019 or 2018.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following:

June 30, 2019
(in thousands)
Facilities	$557
Office equipment	8
Right-of-use assets, net	$565

(e)	Intangible Assets

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. Intangible assets consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less: accumulated amortization	(4,221)	(2,767)
Intangible assets, net	$17,959	$19,413

Intangible asset amortization expense for the three months ended June 30, 2019 and 2018, was $675,000 and $805,000 respectively, and for the six months ended June 30, 2019 and 2018, was $1,454,000 and $1,218,000, respectively. Following the results of Phase 2 trials of teslexivir in June 2018, the in-process research and development was assessed as fully impaired in the three months ended June 30, 2018, with the related $1.6 million acquired in the Merger (see Note 1) being charged to operating expenses.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2019, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2019 (six months remaining)	$866
2020	1,732
2021	1,732
2022	1,732
2023	1,731
Thereafter	10,166
Total	$17,959

(f)	Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$773	$632
Accrued clinical and manufacturing expenses	18	75
Accrued professional and consulting services	48	166
Reserve for return of royalties	339	339
Deferred rent and lease loss accrual, current portion	—	111
Other liabilities, current portion	307	195

Total	$1,485	$1,518

NOTE 5.  Revenue

U.S. Government HHS BARDA Contract

In September 2015, the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the existing $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract was a cost-plus-fixed-fee contract, which reimbursed the Company for allowable direct contract costs plus allowable indirect costs and a fixed fee, totaling $15.7 million. The Company recognized revenue of $520,000 and $1,130,000 during the three and six months ended June 30, 2018, respectively. As of December 31, 2018, the cumulative revenue recorded from inception under the HHS BARDA contract represented the maximum billable under the contract as presently modified, with no further change orders envisaged.

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

Royalty Agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK under the name Relenza to treat influenza. All of the Company’s Relenza patents have expired, the last remaining intellectual property related to the Relenza patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, having expired in July 2019 in Japan. The royalty revenue related to Relenza recognized in the three months ended June 30, 2019 and 2018, was $69,000 and $70,000, respectively, and in the six months ended June 30, 2019, and in the post-Merger period in the six months ended June 30, 2018, was $764,000 and $411,000, respectively, representing 7% of net sales in Japan.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the six months ended June 30, 2019, and in the post-Merger period in the six months ended June 30, 2018, was $2,964,000 and $552,000, respectively, representing 4% of net sales in Japan. No such revenue was recognized in the three months ended June 30, 2019 or 2018, since the sums receivable, net of withholding tax, of $16,000 and $18,000, respectively, were payable to Healthcare Royalty Partners III, L.P. (“HCRP”) (see Note 6). Both the royalty revenue and the non-cash royalty revenue related to the sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $1,000 and $1,000 was included in income tax expense in the three months ended June 30, 2019 and 2018, respectively, and $237,000 and $29,000 was included in income tax expense in the six months ended June 30, 2019 and 2018, respectively.

The Company’s royalty revenue is seasonal, in line with the flu season. The majority of the Company’s royalty revenue is earned in the first and fourth fiscal quarters.

NOTE 6. Liabilities Related to Sale of Future Royalties

In April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “RIAA”) with HCRP. Under the RIAA, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo. Per the terms of the RIAA, HCRP is entitled to the first $3.0 million plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by the Company.

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

The following table shows the activity within the liability account in the six months ended June 30, 2019 (in thousands):

Total liability related to sale of future royalties, start of period	$17,741
Non-cash royalty revenue paid to HCRP	(3,132)
Non-cash interest expense recognized	1,060
Total liability related to sale of future royalties, end of period	15,669
Current portion	(3,150)
Long-term portion	$12,519

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

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that terminates on April 30, 2020, with a five-year extension option. The Company also obtained, via the Merger, the right of use of facilities located in Alpharetta, Georgia, in February 2018 that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company obtained the right of use of facilities located in South San Francisco, California, under three leases that terminate on August 31, 2019, with no extension options, and the right of use of equipment under three leases that terminate between July 2019 and September 2021.

As of June 30, 2019, the weighted average discount rate for operating leases with initial terms of more than one year was 10.5% and the weighted average remaining term of these leases was 1.32 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of June 30, 2019 (in thousands):

Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$361
2020	414
Thereafter	58
Undiscounted total	833
Less: imputed interest	(52)
Present value of future minimum payments	781
Current portion of operating lease liability	(565)
Operating lease liability, net of current portion	$216

In addition, future obligations under operating leases for equipment with initial terms of one year or less totaled $1,000. The Company presently has no finance leases.

Certain operating lease agreements include non-lease costs, such as common area maintenance, which are excluded from operating lease costs. Operating lease expenses for the three and six months ended June 30, 2019, are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost	(in thousands)
Operating lease cost	$222	$445
Short-term lease cost	4	7
Sublease income	(55)	(109)
Total lease cost	$171	$343

Net cash outflows associated with operating leases totaled $200,000 and $399,000 in the three and six months ended June 30, 2019, respectively. Rent expense was and $222,000 and $368,000 for the three and six months ended June 30, 2018, respectively.

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

In connection with the Loan Agreement, the Company issued a warrant to Oxford Finance to purchase 7,563 shares of its Series C convertible preferred stock at an exercise price of $33.11 per share (the “Warrant”), expiring in December 2026. The fair value of the Warrant at the date of issuance was $134,000, which was recorded as debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method. The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, is approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $96,000 and $138,000 during the three months ended June 30, 2019 and 2018, respectively, of which $64,000 and $94,000 was paid, respectively, and recorded interest expense of $202,000 and $279,000 during the six months ended June 30, 2019 and 2018, respectively, of which $136,000 and $189,000 was paid, respectively.

The Warrant provided that if the share price at the next equity financing was less than the Warrant exercise price, then the Warrant would be for the new class of shares, the exercise price would be the new class share price, and the number of shares would be calculated by dividing $250,000 by the new class share price. Due to this antidilution protection, the Company determined that the Warrant needed to be recorded as a liability, and therefore estimated the fair value of the Warrant upon issuance and at each balance sheet date, with any changes in the fair value being recorded within the loss on revaluation of financial instruments line in the statements of operations and comprehensive loss.

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

On April 23, 2019, the Company’s stockholders approved a Certificate of Amendment to the Company’s Restated Certificate of Incorporation (the “Certificate”), to decrease the authorized number of shares of common stock, par value $0.10, from 200,000,000 to 100,000,000 shares. On April 23, 2019, the Certificate was filed with the Secretary of State of the State of Delaware. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2019, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2019	December 31, 2018

Options issued and outstanding	2,166,800	865,163
Available for future grants of equity awards	186,410	223,377
Common stock warrants	12,832,188	10,914
Total	15,185,398	1,099,454

(c)	Warrants

The Company has the following warrants outstanding as of June 30, 2019, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	1,646,364	$0.10	April 2024
Common Stock	10,454,546	$1.10	April 2024
Common Stock	636,364	$1.375	April 2024
Common Stock	84,000	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	12,832,188

The aggregate fair value at issuance of the warrants entitling the holder to purchase one share of common stock for $3.125 that were issued to the placement agents’ designees at the closing of the March 2019 Offering (see Note 1) was estimated to be $100,000, using the Black-Scholes valuation model, using a closing stock price of $2.08 and assumptions including estimated volatility of 80%, a risk-free interest rate of 2.34%, a zero dividend rate and an estimated remaining term of 5.0 years. The aggregate fair value at issuance of the warrants entitling the holder to purchase one share of common stock for $1.375 that were issued to the underwriters’ designees at the closing of the April 2019 Offering (see Note 1) was estimated to be $333,000, using the Black-Scholes valuation model, using a closing stock price of $0.89 and assumptions including estimated volatility of 83%, a risk-free interest rate of 2.31%, a zero dividend rate and an estimated remaining term of 5.0 years.

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of unexercised common stock warrants exercisable for $1.10 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrantholders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

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

Under the 2016 Plan, Aviragen was authorized to issue incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock (“RSAs”) and restricted stock units (“RSUs”). Awards that expired or were canceled generally became available for issuance again under the 2016 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s Board of Directors for each grant. Following stockholder approval of the 2019 Equity Incentive Plan (the “2019 Plan”), no further awards are available for grant under the 2016 Plan.

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Plan, under which the Company is authorized to issue ISOs, NQSOs, stock appreciation rights, RSAs, RSUs, other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock.

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

A summary of stock option transactions in the six months ended June 30, 2019, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2019	200,650	865,163	$8.13
Authorized under 2019 Plan	1,600,000	—	$—
Removed from 2016 Plan	(223,389)	—	$—
Granted	(1,413,590)	1,413,590	$0.76
Forfeited	—	(7,399)	$5.35
Canceled	22,739	(104,554)	$11.00

Balance at June 30, 2019	186,410	2,166,800	$3.19

The weighted average grant date fair value of options awarded in the six months ended June 30, 2019 and 2018, was $0.55 and $3.59, respectively. Fair values were estimated using the following assumptions:

Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.89% - 2.31%	2.79% - 2.80%
Expected term	5.39 - 6.08 Years	5.84 - 6.05 Years
Expected volatility	83% - 85%	78% - 80%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$80	$59	$159	$103
General and administrative	100	59	185	101
Total stock-based compensation	$180	$118	$344	$204

As of June 30, 2019, the unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $1.4 million, which the Company expects to recognize over an estimated weighted average period of 2.82 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(5,637)	$(8,871)	$(6,976)	$(6,557)

Series B and C preferred dividend	—	—	—	(339)

Net loss attributable to common stockholders – diluted calculation	$(5,637)	$(8,871)	$(6,976)	$(6,896)

Shares used to compute net loss per share – basic and diluted	14,597,446	7,141,189	10,969,473	5,477,265

Net loss per share – basic and diluted	$(0.39)	$(1.24)	$(0.64)	$(1.26)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be antidilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Options to purchase common stock	1,561,067	878,555	1,212,654	765,702

Warrants to purchase common stock	11,802,695	10,794	5,944,948	8,230

Warrant to purchase convertible preferred stock	—	—	—	1,797

Series B and C convertible preferred stock outstanding, including cumulative dividends	—	—	—	431,064

Series A convertible preferred stock outstanding	—	—	—	24,723

Convertible promissory notes, related party (as converted)	—	—	—	373,388

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	13,363,762	889,349	7,157,602	1,604,904

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases. These include norovirus, a widespread cause of acute gastro-intestinal enteritis, for which two Phase 1 human studies have been completed and a Phase 1 bivalent study is in process; seasonal influenza, for which our vaccine demonstrated that it protected healthy volunteers against infection with H1 influenza in a recent Phase 2 human challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic immune-oncology vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

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

The bivalent norovirus Phase 1 study, designed to assess safety and immunogenicity of our norovirus GI.1 and GII.4 vaccines administered concurrently, is currently underway and we expect to announce topline results early in the fourth quarter of 2019.

Following a review of the development strategy for norovirus, Vaxart has deprioritized the monovalent GI.1 challenge study. Instead, the Company is preparing to initiate a Phase 2 safety and immunogenicity study with Vaxart’s bivalent norovirus vaccine in 2020, to be followed by a Phase 3 efficacy study, assuming FDA concurrence.

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

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. An estimated 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. During the flu season of 2017 – 2018, there were 79,400 flu-related deaths in the U.S. alone, according to the CDC. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, 226,000 people are hospitalized with complications of influenza, and between 3,000 and 49,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V., or Janssen, to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we will produce an oral vaccine containing certain proprietary antigens from Janssen and test the product in a preclinical challenge model. Upon completion of the study, Janssen will have an option to negotiate an exclusive worldwide license to our technology encompassing the Janssen antigens.

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

In October 2018, we filed a pre-IND meeting request for our HPV therapeutic vaccines, VXA-HPV16.1 and VXA-HPV18.1, with the FDA, and we subsequently submitted a pre-IND briefing package. We received feedback from the FDA in January 2019 providing guidance for the IND we plan to submit. Based on this feedback, we expect to be able to file an IND for this product candidate in the course of 2020.

●	RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly.

Based on the positive results of our cotton rat study, we believe our proprietary oral vaccine platform is the optimal delivery system for RSV, offering important potential advantages over injectable vaccines. We aim to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform.

Anti-Virals

●	Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds which we have discontinued.

●

Relenza and Inavir are antivirals for the treatment of influenza that are marketed by GlaxoSmithKline, plc, or GSK, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and the last patent for Inavir expires in December 2029. Sales of these antivirals vary significantly from quarter to quarter due to the seasonality of flu, and from one year to the next depending on the intensity of the flu season and competition from other antivirals such as Tamiflu. Importantly, on February 23, 2018, Xofluza, a new drug to treat influenza developed by Shionogi, was approved in Japan. The drug has gained significant market share, substantially reducing sales of Inavir.

Our Pipeline

The following table outlines the status of our oral vaccine development programs:

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

Royalty Revenue

We earn royalty revenue on sales of Inavir and, until the patent expired, Relenza, both treatments for influenza, from our licensees, Daiichi Sankyo and GSK, respectively, under royalty agreements expiring in July 2019 and December 2029, respectively, based on fixed percentages of net sales of these drugs.

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

The following table shows our research and development expenses for the three and six months ended June 30, 2019 and 2018, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
External program costs:
Influenza program, funded by HHS BARDA	$—	272	$—	$658
Norovirus program	1,035	372	1,900	717
RSV and HPV programs	8	—	21	26
Teslexivir and vapendavir programs	2	689	19	1,113
Preclinical research and process development	56	112	109	193
Total external costs	1,101	1,445	2,049	2,707
Internal costs	2,606	3,567	5,487	5,713
	$3,707	5,012	$7,536	$8,420

We expect that our research and development expenses will increase significantly over the next several years as we advance our tablet vaccine candidates into larger clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, which include the operations of Aviragen for the six months ended June 30, 2019 and the period from February 13, 2018 to June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
Revenue from government contract	$—	$520	$—	$1,130
Royalty revenue	69	70	3,728	963
Non-cash royalty revenue related to sale of future royalties	16	18	1,764	18

Total revenue	85	608	5,492	2,111

Operating expenses:
Research and development	3,707	5,012	7,536	8,420
General and administrative	1,375	1,771	3,401	3,781
Impairment of intangible assets	—	1,600	—	1,600

Total operating expenses	5,082	8,383	10,937	13,801

Operating loss	(4,997)	(7,775)	(5,445)	(11,690)

Other income and (expenses):
Bargain purchase gain	—	(328)	—	6,660
Interest income	34	36	39	41
Interest expense	(97)	(136)	(204)	(573)
Non-cash interest expense on liability related to sale of future royalties	(516)	(468)	(1,060)	(766)
Loss on revaluation of financial instruments	—	—	—	(3)
Foreign exchange gain, net	(48)	(199)	(43)	(197)

Total other income and (expenses)	(627)	(1,095)	(1,268)	5,162

Net loss before income taxes	(5,624)	(8,870)	(6,713)	(6,528)

Provision for income taxes	13	1	263	29

Net loss	$(5,637)	$(8,871)	$(6,976)	$(6,557)

Revenue from Government Contract

The following table presents our revenue from a government contract for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$—	$520	(100)%	$—	$1,130	(100)%

We earned no revenue from our government contract in 2019, compared to $520,000 and $1.1 million in the three and six months, respectively, ended June 30, 2018. The active phase of the contract occurred in 2016 and 2017. In 2018 activities were wound down and completed and no future revenue is expected from this contract.

Royalty Revenue

The following table presents our royalty revenue for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$69	$70	(1)%	$3,728	$963	287%

For the three months ended June 30, 2019, royalty revenue decreased by $1,000, or 1%, compared to the three months ended June 30, 2018. This royalty revenue was earned solely from sales of Relenza, which is not significant in the second calendar quarter as influenza is not prevalent. For the six months ended June 30, 2019, royalty revenue increased by $2.8 million, or 287%, compared to the six months ended June 30, 2018. Royalty revenue is earned on sales of Relenza and Inavir, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. Royalty revenue in the six months ended June 30, 2018, excludes comparable revenue of $3.5 million earned in the pre-Merger period.

Non-cash Royalty Revenue Related to Sale of Future Royalties

The following table presents our non-cash royalty revenue related to sale of future royalties for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$16	18	(11)%	$1,764	18	9,700%

For the three months ended June 30, 2019, non-cash royalty revenue related to sale of future royalties decreased by $2,000, or 11%, compared to the three months ended June 30, 2018. This royalty revenue was earned solely from sales of Inavir, which is not significant in the second calendar quarter as influenza is not prevalent. For the six months ended June 30, 2019, non-cash royalty revenue related to sale of future royalties increased by $1.7 million, or 9700%, compared to the six months ended June 30, 2018. Non-cash royalty revenue related to sale of future royalties in the six months ended June 30, 2018, was all earned in the pre-Merger period, so we recorded no such revenue for that fiscal quarter.

Research and Development

The following table presents our research and development expenses for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$3,707	$5,012	(26)%	$7,536	$8,420	(10)%

For the three months ended June 30, 2019, research and development expenses decreased by $1.3 million, or 26%, compared to the three months ended June 30, 2018. The decrease in the 2019 period is principally due to the absence of the teslexivir clinical trials, severance costs and costs incurred under the HHS BARDA contract, along with decreases in preclinical research, personnel costs and amortization of intangible assets acquired in the Merger, partially offset by increases in manufacturing and clinical trial costs related to our norovirus vaccine tablets.

For the six months ended June 30, 2019, research and development expenses decreased by $884,000, or 10%, compared to the six months ended June 30, 2018. The decrease in the 2019 period is principally due to the absence of the teslexivir clinical trials, costs incurred under the HHS BARDA contract and severance costs, along with decreases in preclinical research and consultancy costs, partially offset by increases in manufacturing and clinical trial costs related to our norovirus vaccine tablets, along with increased costs for personnel and amortization of intangible assets acquired in the Merger.

We expect that research and development expenses will increase in the near term as we continue to conduct clinical trials of our norovirus product candidates, which will only be partially offset by the elimination of expenses that we were formerly incurring for teslexivir trials and for work on the HHS BARDA contract.

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$1,375	$1,771	(22)%	$3,401	$3,781	(10)%

For the three months ended June 30, 2019, general and administrative expenses decreased by $396,000, or 22%, compared to the three months ended June 30, 2018. The decrease in the 2019 period is principally due to reductions in legal and professional costs and personnel costs.

For the six months ended June 30, 2019, general and administrative expenses decreased by $380,000, or 10%, compared to the six months ended June 30, 2018. The decrease in the 2019 period is principally due to reductions in legal costs and other costs associated with being a public company, partially offset by higher personnel costs.

Impairment of Intangible Assets

The following table presents the impairment of our intangible assets for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$—	$1,600	(100)%	$—	$1,600	(100)%

Impairment of intangible assets represents the write-off of the in-process research and development related to teslexivir that we acquired in the Merger. Since the Phase 2 trial completed in May 2018 did not achieve the primary efficacy endpoint and we have suspended development activities, we considered this asset to be fully impaired in the three months ended June 30, 2018.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$(627)	$(1,095)	(43)%	$(1,268)	$5,162	N/A

For the three months ended June 30, 2019, we recorded net non-operating expenses of $627,000, compared to net non-operating expenses of $1.1 million in the three months ended June 30, 2018. The principal reasons for the change are the non-recurrence in the 2019 period of a reduction in the bargain purchase gain of $328,000 and a reduction in the net foreign exchange loss from $199,000 to $48,000.

For the six months ended June 30, 2019, we recorded net non-operating expenses of $1.3 million, compared to net non-operating income of $5.2 million in the six months ended June 30, 2018. The principal source of non-operating income in the six months ended June 30, 2018, was a bargain purchase gain of $6.7 million, representing the excess of our preliminary valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger. Interest expense was $204,000 in the 2019 period, decreasing from $573,000 in the 2018 period principally due to the absence of an expense of $295,000 related to Private Vaxart’s convertible promissory notes being outstanding for the 43 days prior to the Merger. Non-cash interest expense on liability related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $1.1 million in the 2019 period, compared to $766,000 related to the shorter post-Merger period in 2018.

Provision for income taxes

The following table presents our provision for income taxes for the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$13	$1	1,200%	$263	$29	807%

The provision for income taxes comprises $13,000 and $1,000 in the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, $12,000 relates to foreign taxes payable on intercompany interest, with $1,000 in both the 2019 and 2018 periods relating to withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets.

The provision for income taxes comprises $263,000 and $29,000 in the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, $26,000 relates to foreign taxes payable on intercompany interest. The remaining $237,000 in the 2019 period and the full $29,000 in the 2018 period represent the Japanese withholding tax on royalty revenue. The increase arose principally because the majority of Inavir sales in the first calendar quarter arise in the first six weeks, so most of the revenue in the 2018 period was earned pre-Merger.

Liquidity and Capital Resources

From its inception until the Merger, Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of its convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, repayable by January 2021. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, we have received net proceeds of $2.5 million from the sale of common stock in March 2019, and in April 2019 we received net proceeds of $8.7 million from the sale of common stock, pre-funded warrants and common stock warrants, plus the exercise of pre-funded warrants (see Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further information regarding our March 2019 Offering and April 2019 Offering).

As of June 30, 2019, we had $16.3 million of cash and cash equivalents. Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018, indicating that, because we have experienced losses and negative cash flows from operations and have an accumulated deficit and debt obligations, there is substantial doubt about our ability to continue as a going concern.

We believe our existing funds are sufficient to fund us into, but probably not beyond, the first quarter of 2020. To continue operations thereafter, we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of June 30, 2019, we had no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully develop and commercialize our products.

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing. We may also enter into government funding programs and consider partnering for clinical development and commercialization. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned clinical trials for our product candidates;

●	the timing and costs of our planned preclinical studies of our product candidates;

●	our success in establishing and scaling commercial manufacturing capabilities;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●

the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(4,970)	$(3,488)
Net cash (used in) provided by investing activities	(711)	26,580
Net cash provided by (used in) financing activities	10,433	(742)

Net increase in cash and cash equivalents	$4,752	$22,350

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2019 and 2018, in the amounts of $5.0 million and $3.5 million, respectively. The cash used in operating activities in the six months ended June 30, 2019, was due to cash used to fund a net loss of $7.0 million, partially offset by a decrease in working capital of $1.6 million and net non-cash expenses related to depreciation and amortization, stock-based compensation, non-cash interest expense, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $433,000. The cash used in operating activities in the six months ended June 30, 2018, was due to cash used to fund a net loss of $6.6 million and $2.2 million of net non-cash income related to the bargain purchase gain, depreciation and amortization, impairment of intangible assets, stock-based compensation, loss on revaluation of financial instruments, non-cash interest, amortization of note discount and non-cash interest expense related to sale of future royalties, partially offset by a decrease in working capital of $5.3 million.

Net Cash (Used in) Provided by Investing Activities

In the six months ended June 30, 2019, we used $711,000 to purchase property and equipment. In the six months ended June 30, 2018, we received cash of $25.5 million in the Merger and $1.4 million from maturities of short-term investments, net of purchases. This was partially offset by $339,000 to purchase property and equipment and $21,000 to pay for fractional shares of common stock in the Merger.

Net Cash Provided by (Used in) Financing Activities

In the six months ended June 30, 2019, we received $2.5 million from the sale of common stock in a registered direct offering, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten offering and $652,000 from the exercise of pre-funded warrants, partially offset by repayment of principal of $833,000 on the secured promissory note payable to Oxford Finance. In the six months ended June 30, 2018, we used $694,000 in repayment of principal on the secured promissory note payable to Oxford Finance and $61,000 to repay principal on a short-term note, partially offset by $13,000 received for the exercise of stock options.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of clinical and contract formulation and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within accrued liabilities in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statement of operations and comprehensive loss. These costs can be a significant component our research and development expenses.

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

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal controls over financial reporting as of June 30, 2019:

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

Changes in Internal Control over Financial Reporting

During 2018, we hired a full-time Corporate Controller and a full-time Associate Director of SEC Reporting, both Certified Public Accountants with active licenses. Since then, we have implemented procedures in our finance department including formal approval procedures for all journal entries and account reconciliations, and increased management oversight of financial reporting. This was done to address a material weakness relating to our lack of sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions that was originally identified in the audit of our financial statements for the year ended December 31, 2015 and was previously reported in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2018. While we believe these procedures will be effective in remediating the material weakness, they were not yet fully operational as of June 30, 2019.

Other than the implementation of these new procedures, there was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer, and any other chronic viral infections and cancer. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of June 30, 2019, we had an accumulated deficit of $105.0 million.

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

We have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018, indicating that, because we have experienced losses and negative cash flows from operations and have an accumulated deficit and debt obligations, there is substantial doubt about our ability to continue as a going concern. We do not believe that this substantial doubt has been alleviated. As of June 30, 2019, we had $16.3 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations into, but probably not beyond, the first quarter of 2020. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

As of June 30, 2019, we had $16.3 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations under our current operating plan into, but probably not beyond, the first quarter of 2020. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of June 30, 2019, entities affiliated with Care Capital, a venture capital fund, owned 17.7% of our common stock and have significant ability to influence decisions through their ownership position. For example, this concentration of ownership may enable entities affiliated with Care Capital to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of June 30, 2019, we had 33 full-time employees. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

We have already taken steps to remediate this material weakness. We have increased the depth and experience within our accounting and finance organization, in part by hiring a Corporate Controller and an SEC Reporting Director. We are also designing and implementing improved processes and internal controls. However, our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful, or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

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

* Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on May 22, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until November 18, 2019, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we do not regain compliance with the Rule by November 18, 2019 but we meet the Nasdaq Capital Market initial inclusion criteria set forth in Nasdaq Listing Rule 5505, except for the minimum $1.00 per share bid price requirement, we will be granted an additional 180-calendar day compliance period. If we do not regain compliance with the Rule by November 18, 2019 and are not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification to us that our common stock will be delisted. At that time, we may appeal the Nasdaq staff’s delisting determination to a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.  There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as a covered security and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

* Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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

There is currently no approved RSV vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including monoclonal antibodies, small molecule therapeutics, as well as various viral vector and VLP based vaccine technologies. While we are not aware of all of our competitors’ efforts, we believe that several companies are in various stages of developing an RSV vaccine including Pfizer, Merck, GlaxoSmithKline, Johnson & Johnson, Bavarian Nordic, Astellas, MedImmune, Novavax, and Sanofi, as well as the National Institute of Allergy and Infectious Diseases, an institute under the U.S. National Institutes of Health, and possibly others.

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

We earn royalty revenue from the net sales of Inavir and, until the royalty agreement expired in July 2019, Relenza, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. Our licensees may encounter competition from new products entering the market, including generic copies of Relenza and Inavir, which could adversely affect our royalty income. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received. On February 23, 2018, Osaka-based drug maker Shionogi & Co gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza may gain significant market share from Inavir in Japan, substantially reducing the sales of Inavir. This would significantly decrease the royalty payments we receive from Daiichi Sankyo Company, Limited.

In addition, all of our Relenza patents have expired, with the last substantial intellectual property related to the Relenza patent portfolio having expired in July 2019 in Japan. Further, we sold a portion of our Inavir royalties to HealthCare Royalty Partners III, L.P. in April 2016. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

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

* We intend to manufacture bulk vaccine for our Phase 1 and Phase 2a clinical studies for the foreseeable future at our own facility. In addition, we intend to manufacture the vaccine tablets for all our Phase 1 and Phase 2 clinical studies, including the larger Phase 2b studies using bulk vaccine manufactured by a third-party contract manufacturer, at our own facility. If we are unable to do so, or we are delayed, or if the cost of manufacturing is not economically feasible or if we cannot find a third-party supplier for the bulk vaccine or any other components of our vaccine tablets, we may be unable to produce tablet vaccine candidates in a sufficient quantity to meet future demand.

From 2012 through the end of December 2017, we relied on a third-party contract manufacturer, Lonza Houston, Inc., or Lonza, for the manufacture, labeling, packaging, storage, and distribution of vaccine tablets to supply the clinical Phase 1 and Phase 2 trials we have conducted to date. We have developed and continue to develop manufacturing processes under cGMP, which we are currently using to manufacture bulk product and vaccine tablets, for future Phase 1 and Phase 2a clinical trials, at our own facility in South San Francisco, California. This transition has resulted in unanticipated delays and lower yields, may result in further unanticipated delays or lower yields or both and may cost more than expected due to a number of factors, including regulatory requirements. If we are unable to manufacture sufficient quantities of our tablet vaccine candidates in a timely manner, our development activities would be impaired and we may need to partner with a third-party supplier.

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

* In the event that a third-party contract manufacturer cannot timely supply sufficient bulk vaccine to allow us to manufacture our vaccine tablets, our preclinical studies or our clinical trials and the commercialization of our product candidates could be delayed, adversely affected or terminated, or may result in the need for us to incur significantly higher costs, which could materially harm our business.

Our manufacturing facility and equipment is sized to support manufacturing of cGMP product for our Phase 1 and Phase 2a trials, but is not adequate to support larger Phase 2b and Phase 3 trials. Accordingly, in July 2019, we executed a contract with Lonza, an established CMO that we have used previously, for large scale bulk vaccine production capabilities adequate to support larger trials. This CMO may fail to supply adequate product or have limited capacity in the future, which may cause significant delays in starting clinical studies.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing a contract manufacturer may be difficult and could be extremely costly and time consuming, which could result in our inability to manufacture our product candidates for an extended period of time and a delay in the development of our product candidates. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

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

To the extent that we rely on third-party contract manufacturers, which in some cases may be sole sourced, we are exposed to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidates, result in higher costs, or deprive us of potential product revenues in the future. Some of these risks include, but are not limited to:

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

In the event that we need to change a third-party contract manufacturer, our preclinical studies or our clinical trials, and the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in the need for us to incur significantly higher costs, which could materially harm our business.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing a contract manufacturer may be difficult and could be extremely costly and time-consuming, which could result in our inability to manufacture our product candidates for an extended period of time and a delay, as well as an increase in costs, in the development of our product candidates.

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

Zanamivir, a neuraminidase inhibitor, or NI, approved for the treatment and prevention of influenza A and B, is marketed worldwide as Relenza by GSK. All of our Relenza patents have expired, the last remaining intellectual property related to the Relenza patent portfolio, which we own and have exclusively licensed to GSK, having expired in July 2019 in Japan.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Restated By-laws of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.2	September 13, 2016

4.1	Reference is made to Exhibits 3.1 to 3.5

4.2	Specimen Common Stock Certificate	Form S-3	333-228910	4.2	December 20, 2018

4.3	Form of Pre-Funded Warrant	Form S-1	333-229536	10.25	February 6, 2019

4.4	Form of Common Stock Warrant	Form S-1/A	333-229536	4.4	April 8, 2019

4.5	Form of Representative Warrant	Form S-1/A	333-229536	4.5	April 8, 2019

10.1 #	2019 Equity Incentive Plan	Form 8-K	001-35285	10.1	April 24, 2019

10.2 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	Form 8-K	001-35285	10.2	April 24, 2019

10.3 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	Form 8-K	001-35285	10.3	April 24, 2019

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

32.1 *§	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith

#	Management contract or compensation plan or arrangement

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

VAXART, INC.

Dated: August 8, 2019	By: /s/ WOUTER W. LATOUR, M.D.
Wouter W. Latour, M.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)