Form 10-Q
period 2019-09-30
Vaxart, Inc.
filed 2019-11-12
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The Registrant had 47,722,895 shares of common stock, $0.10 par value, outstanding as of November 8, 2019.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$19,558	$11,506
Accounts receivable	559	1,796
Prepaid expenses and other current assets	1,137	1,343

Total current assets	21,254	14,645

Property and equipment, net	1,469	1,066
Right-of-use assets, net	2,301	—
Intangible assets, net	17,526	19,413
Other long-term assets	145	103

Total assets	$42,695	$35,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,049	$962
Current portion of secured promissory note payable to Oxford Finance	2,454	1,667
Current portion of operating lease liability	820	—
Liability related to sale of future royalties, current portion	3,228	3,328
Other accrued liabilities	1,603	1,518

Total current liabilities	9,154	7,475

Operating lease liability, net of current portion	1,694	—
Liability related to sale of future royalties, net of current portion	12,926	14,413
Secured promissory note payable to Oxford Finance, net of current portion	—	1,944
Other long-term liabilities	18	157

Total liabilities	23,792	23,989

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2019 or December 31, 2018	—	—
Common Stock: $0.10 par value; 100,000,000 shares authorized; 46,223,594 and 7,141,189 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,622	714
Additional paid-in capital	124,533	108,513
Accumulated deficit	(110,252)	(97,989)

Total stockholders’ equity	18,903	11,238

Total liabilities and stockholders’ equity	$42,695	$35,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Revenue from customer service contracts	$94	$—	$94	$—
Revenue from government contract	—	194	—	1,324
Royalty revenue	8	87	3,736	1,050
Non-cash royalty revenue related to sale of future royalties	352	—	2,116	18

Total revenue	454	281	5,946	2,392

Operating expenses:
Research and development	3,713	4,381	11,249	12,801
General and administrative	1,455	1,674	4,856	5,455
Impairment of intangible assets	—	—	—	1,600
Impairment of property and equipment	—	106	—	106

Total operating expenses	5,168	6,161	16,105	19,962

Operating loss	(4,714)	(5,880)	(10,159)	(17,570)

Other income and (expenses):
Bargain purchase gain	—	—	—	6,660
Interest income	58	11	97	52
Interest expense	(84)	(129)	(288)	(702)
Non-cash interest expense related to sale of future royalties	(500)	(532)	(1,560)	(1,298)
Loss on revaluation of financial instruments	—	—	—	(3)
Foreign exchange loss, net	11	(18)	(32)	(215)

Total other income and (expenses)	(515)	(668)	(1,783)	4,494

Net loss before income taxes	(5,229)	(6,548)	(11,942)	(13,076)

Provision for income taxes	31	—	294	29

Net loss	(5,260)	(6,548)	(12,236)	(13,105)

Series B and C preferred dividend	—	—	—	(339)

Net comprehensive loss attributable to common stockholders	$(5,260)	$(6,548)	$(12,236)	$(13,444)

Net loss per share - basic and diluted	$(0.32)	$(0.92)	$(0.96)	$(2.23)

Shares used to compute net loss per share - basic and diluted	16,249,032	7,141,189	12,748,665	6,038,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended September 30, 2019

Balances as of June 30, 2019	15,785,735	$1,579	$119,258	$(104,992)	$15,845

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,457	26,124,828	2,612	4,632	—	7,244

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	4,313,031	431	—	—	431

Stock-based compensation	—	—	146	—	146

Net loss	—	—	—	(5,260)	(5,260)

Balances as of September 30, 2019	46,223,594	$4,622	$124,533	$(110,252)	$18,903

Nine Months Ended September 30, 2019

Balances as of December 31, 2018	7,141,189	$714	$108,513	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	7,141,189	$714	$108,513	$(98,016)	$11,211

Issuance of common stock in March 2019, net of offering costs of $560	1,200,000	120	2,320	—	2,440

Issuance of common stock warrants to placement agents’ designees in March 2019	—	—	100	—	100

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	925,455	93	7,648	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	333	—	333

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,457	26,124,828	2,612	4,632	—	7,244

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	10,832,122	1,083	—	—	1,083

Stock-based compensation	—	—	490	—	490

Net loss	—	—	—	(12,236)	(12,236)

Balances as of September 30, 2019	46,223,594	$4,622	$124,533	$(110,252)	$18,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Three Months Ended September 30, 2018

Balances as of June 30, 2018	—	$—	7,141,189	714	108,178	(86,539)	$22,353

Stock-based compensation	—	—	—	—	183	—	183

Net loss	—	—	—	—	—	(6,548)	(6,548)

Balances as of September 30, 2018	—	$—	7,141,189	$714	$108,361	$(93,087)	$15,988

Nine Months Ended September 30, 2018

Balances as of December 31, 2017	1,221,064	$1	138,492	—	$41,259	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	157	35,420	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	(1)	1,918,543	192	(191)	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	365	31,403	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	387	—	387

Net loss	—	—	—	—	—	(13,105)	(13,105)

Balances as of September 30, 2018	—	$—	7,141,189	$714	$108,361	$(93,087)	$15,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(12,236)	$(13,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(6,660)
Depreciation and amortization	2,854	2,379
Impairment of intangible assets	—	1,600
Impairment of property and equipment	—	106
Stock-based compensation	490	387
Loss on revaluation of financial instruments	—	3
Non-cash interest expense	93	408
Amortization of note discount	—	18
Non-cash interest expense related to sale of future royalties	1,560	1,298
Non-cash revenue related to sale of future royalties	(3,147)	(18)
Change in operating assets and liabilities:
Accounts receivable	1,237	15,040
Prepaid expenses and other assets	164	(416)
Accounts payable	136	(3,495)
Accrued liabilities	(449)	(6,391)

Net cash used in operating activities	(9,298)	(8,846)

Cash flows from investing activities:
Purchase of property and equipment	(838)	(512)
Cash acquired in reverse merger	—	25,525
Cash paid for fractional shares in merger	—	(21)
Purchases of short-term investments	—	(573)
Proceeds from maturities of short-term investments	—	1,988

Net cash (used in) provided by investing activities	(838)	26,407

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	2,540	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in April 2019 underwritten offering	8,074	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in September 2019 underwritten offering	7,741	—
Repayment of principal on secured promissory note payable to Oxford Finance	(1,250)	(1,111)
Repayment of short-term note	—	(112)
Proceeds from issuance of common stock upon exercise of pre-funded warrants	1,083	—
Proceeds from issuance of common stock upon exercise of stock options	—	13

Net cash provided by (used in) financing activities	18,188	(1,210)

Net increase in cash and cash equivalents	8,052	16,351

Cash, cash equivalents and restricted cash at beginning of the period	11,506	1,571

Cash, cash equivalents and restricted cash at end of the period	$19,558	$17,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Supplemental disclosure of cash flow information:
Interest paid	$195	$276

Supplemental disclosure of non-cash investing and financing activity:
Issuance of warrants to placement agents’ designees	$100	$—
Issuance of warrants to underwriters’ designees	$830	$—
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$—	$31,768
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$—	$35,577
Reclassification of convertible preferred stock warrant liability to equity	$—	$70
Operating lease liabilities arising from obtaining right-of-use assets	$1,929	N/A
Acquisition of property and equipment included in accounts payable	$3	$102

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

On April 11, 2019, the Company completed a public underwritten offering (the “April 2019 Offering”) of 925,455 shares of common stock, 8,165,455 pre-funded warrants, and warrants to purchase 10,454,546 shares of common stock (including 1,363,636 common stock warrants issued upon the exercise by the underwriters of their option to purchase such warrants). Each share of common stock with an accompanying common stock warrant was sold for $1.10, and each pre-funded warrant with an accompanying common stock warrant was sold for $1.00, with the amount paid for each accompanying common stock warrant being $0.10. Each pre-funded warrant entitled the holder to purchase one share of common stock for $0.10, was immediately exercisable, subject to certain ownership limitations, and was exercisable at any time until all of the pre-funded warrants were exercised in full. Each common stock warrant entitles the holder to purchase one share of common stock for $1.10, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance.

The total gross proceeds from the April 2019 Offering to the Company were $9.3 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $8.1 million. In addition, as of September 30, 2019, a further $0.8 million had been received from the exercise of all of 8,165,455 pre-funded warrants issued in the April 2019 Offering.

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

On September 30, 2019, the Company completed a public underwritten offering (the “September 2019 Offering”) of 26,124,828 shares of common stock (including 3,558,161 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase 4,000,000 shares), 4,100,000 pre-funded warrants, and warrants to purchase 30,666,667 shares of common stock (including 4,000,000 common stock warrants issued upon the exercise by the underwriters of their option to purchase such warrants). Each share of common stock with an accompanying common stock warrant was sold for $0.30, and each pre-funded warrant with an accompanying common stock warrant was sold for $0.20, with the amount paid for each accompanying common stock warrant being $0.10. Each pre-funded warrant entitles the holder to purchase one share of common stock for $0.10, is immediately exercisable, subject to certain ownership imitations, and may be exercised at any time until all of the pre-funded warrants are exercised in full. Each common stock warrant entitles the holder to purchase one share of common stock for $0.30, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The total gross proceeds from the September 2019 Offering to the Company were $8.7 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $7.7 million. In addition, as of September 30, 2019, a further $0.3 million had been received from the exercise of pre-funded warrants and 1,433,333 pre-funded warrants remained outstanding.

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable costs of $713,000. In addition, the Company issued the underwriters’ designees 2,115,738 common stock warrants at the closing of the September 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $0.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $497,000 (see Note 10), which was recorded in offering costs.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

Liquidity and Going Concern

Since incorporation, the Company has been involved primarily in performing research and development activities, hiring personnel, and raising capital to support these activities. The Company has experienced losses and negative cash flows from operations since its inception. As of September 30, 2019, the Company had an accumulated deficit of $110.3 million and a loan with an outstanding balance of $2.5 million from Oxford Finance, LLC (“Oxford Finance”) which was repaid in full on November 4, 2019 (see Notes 8 and 13).

The Company expects to incur increasing costs as research and clinical trials are advanced and, therefore, expects to continue to incur losses and negative operating cash flows for the next several years. Absent additional funding or adjustments to currently planned operating activities, management believes that the Company’s cash and cash equivalents of $19.6 million held as of September 30, 2019, are sufficient to fund the Company into, but probably not beyond, the third quarter of 2020.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Leases – Effective January 1, 2019, the Company records operating leases as right-of-use assets and operating lease liabilities in its condensed consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s statement of operations and comprehensive loss. The Company has elected to not separate lease and non-lease components of facilities leases, whereas non-lease components of equipment leases are accounted for separately from lease components.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaced most current lease guidance when it became effective. This standard update was designed to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The Company adopted the new guidance effective January 1, 2019, using the modified retrospective method, and used the effective date method of adoption, as permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, which the FASB issued in July 2018, clarified by ASU 2019-01, Leases (Topic 842): Codification Improvements, which the FASB issued in March 2019, which reduces the disclosure requirements on transition. The Company has elected the short-term lease recognition exemption for all classes of assets, which means that it will not recognize right-of-use assets or lease liabilities for leases with a duration of one year or less. Further, the Company has elected to use all of the practical expedients available on transition, whereby it has not reassessed under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.

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

The Company’s only recurring financial assets that are measured at fair value were $15,000 held in money market funds and classified as cash equivalents as of both September 30, 2019 and December 31, 2018, with no recurring financial liabilities held at either date or in the nine months ended September 30, 2019. The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

	Convertible
	Preferred Stock
	Warrant Liability	Total
	(in thousands)
Balance at January 1, 2018	$67	$67
Issuances	—	—
Revaluation loss included in loss on revaluation of financial instruments, net	3	3
Settlements	(70)	(70)
Balance at September 30, 2018	$—	$—

Total losses included in other income and (expenses) attributable to liabilities still held as of September 30, 2018	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash at banks	$19,543	$11,441
Restricted cash	—	50
Money market funds	15	15
Total cash and cash equivalents	$19,558	$11,506

(b)	Accounts Receivable

Accounts receivable comprises the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Royalties receivable	$335	$1,776
Customer service contracts - billed	204	—
Government contract - billed	20	20
Accounts receivable	$559	$1,796

The Company has provided no allowance for uncollectible accounts as of September 30, 2019 or December 31, 2018.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$2,854	$2,076
Office and computer equipment	231	227
Leasehold improvements	340	333

Total property and equipment	3,425	2,636
Less: accumulated depreciation	(1,956)	(1,570)
Property and equipment, net	$1,469	$1,066

Depreciation expense was $131,000 and $130,000 for the three months ended September 30, 2019 and 2018, respectively, and $386,000 and $349,000 for the nine months ended September 30, 2019 and 2018, respectively. Leasehold improvements and furniture at the Company’s leased facility in Georgia, which was subleased in November 2018 for less than the Company is obligated to pay (see Note 7), were assessed as impaired as of September 30, 2018, and accordingly an impairment charge of $106,000 was charged to operating expenses.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following:

September 30, 2019
(in thousands)
Facilities	$2,294
Office equipment	7
Right-of-use assets, net	$2,301

(e)	Intangible Assets

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

	September 30, 2019	December 31, 2018
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less: accumulated amortization	(4,654)	(2,767)
Intangible assets, net	$17,526	$19,413

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible asset amortization expense was $433,000 and $812,000 for the three months ended September 30, 2019 and 2018, respectively, and $1,887,000 and $2,030,000 for the nine months ended September 30, 2019 and 2018, respectively. Following the results of Phase 2 trials in June 2018, the in-process research and development was assessed as fully impaired in the three months ended June 30, 2018, with the related $1.6 million acquired in the Merger (see Note 1) being charged to operating expenses.

As of September 30, 2019, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2019 (three months remaining)	$433
2020	1,732
2021	1,732
2022	1,732
2023	1,731
Thereafter	10,166
Total	$17,526

(f)	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$1,027	$632
Accrued clinical and manufacturing expenses	7	75
Accrued professional and consulting services	35	166
Reserve for return of royalties	178	339
Deferred revenue	110	—
Deferred rent and lease loss accrual, current portion	—	111
Other liabilities, current portion	246	195

Total	$1,603	$1,518

NOTE 5.  Revenue

Service Contracts with Customers

Revenue Recognition. The Company recognized revenue of $94,000 from service contracts with customers of in the three months ended September 30, 2019, the first period in which such revenue has been recorded. Revenue is recognized ratably as the Company provides promised services to its customers in amounts that reflect the consideration that the Company expects to receive for those services.

Contract Balances. Accounts receivable related to service contracts with customers was $204,000 as of September 30, 2019. There were no such receivables as of December 31, 2018. There were no contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, at either date.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of September 30, 2019, the aggregate amount of RPO was $523,000, comprising $110,000 of deferred revenue, included in other accrued liabilities (see Note 4) and $413,000 of unbilled contract revenue which is not recorded on the balance sheet. We expect 100% of these amounts to be recognized as revenue within the next year. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which and revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

Government Contract

In September 2015, the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the existing $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract was a cost-plus-fixed-fee contract, which reimbursed the Company for allowable direct contract costs plus allowable indirect costs and a fixed fee, totaling $15.7 million. The Company recognized revenue of $194,000 and $1,324,000 during the three and nine months ended September 30, 2018, respectively. As of December 31, 2018, the cumulative revenue recorded from inception under the HHS BARDA contract represented the maximum billable under the contract as presently modified, with no further change orders envisaged.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Royalty Agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK under the name Relenza to treat influenza. All of the Company’s Relenza patents have expired, the last remaining intellectual property related to the Relenza patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, having expired in July 2019 in Japan. The Company recognized royalty revenue related to Relenza of $8,000 in the three months ended September 30, 2019 compared to $87,000 in the three months ended September 30, 2018. In the nine months ended September 30, 2019, and in the post-Merger period in the nine months ended September 30, 2018, the Company recognized royalty revenue related to Relenza of $772,000 and $498,000, respectively, representing 7% of net sales in Japan.

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the nine months ended September 30, 2019, and in the post-Merger period in the nine months ended September 30, 2018, was $2,964,000 and $552,000, respectively, representing 4% of net sales in Japan. No such revenue was recognized in the three months ended September 30, 2019, since the sum receivable, net of withholding tax, of $335,000, was payable to Healthcare Royalty Partners III, L.P. (“HCRP”) (see Note 6). In the three months ended September 30, 2018, no non-cash royalty revenue related to the sale of future royalties was earned. Both the royalty revenue and the non-cash royalty revenue related to the sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $17,000 was included in income tax expense in the three months ended September 30, 2019, and $254,000 and $29,000 was included in income tax expense in the nine months ended September 30, 2019 and 2018, respectively.

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

The following table shows the activity within the liability account in the nine months ended September 30, 2019 (in thousands):

Total liability related to sale of future royalties, start of period	$17,741
Non-cash royalty revenue paid to HCRP	(3,147)
Non-cash interest expense recognized	1,560
Total liability related to sale of future royalties, end of period	16,154
Current portion	(3,228)
Long-term portion	$12,926

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

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. The Company also obtained, via the Merger, the right of use of facilities located in Alpharetta, Georgia, in February 2018 that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company obtained the right of use of three facilities located in South San Francisco, California, under two leases that terminate on July 31, 2021 and one lease that terminates on November 30, 2019, with no extension options, and the right of use of equipment under three leases that terminate between October 2019 and September 2021.

As of September 30, 2019, the weighted average discount rate for operating leases with initial terms of more than one year was 10.53% and the weighted average remaining term of these leases was 3.82 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of September 30, 2019 (in thousands):

Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$264
2020	1,024
2021	620
2022	336
2023	348
Thereafter	482
Undiscounted total	3,074
Less: imputed interest	(560)
Present value of future minimum payments	2,514
Current portion of operating lease liability	(820)
Operating lease liability, net of current portion	$1,694

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and nine months ended September 30, 2019, are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost	(in thousands)
Operating lease cost	$258	$703
Short-term lease cost	4	11
Variable lease cost	44	132
Sublease income	(53)	(162)
Total lease cost	$253	$684

Net cash outflows associated with operating leases totaled $253,000 and $740,000 in the three and nine months ended September 30, 2019, respectively. Rent expense was and $255,000 and $623,000 for the three and nine months ended September 30, 2018, respectively.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Secured Promissory Note Payable to Oxford Finance

On December 22, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance, under which the Company borrowed $5.0 million. The $5.0 million loan, which bore interest at 30-day U.S. LIBOR plus 6.17%, is evidenced by a secured promissory note and was repayable over four years, with interest only payable over the first 12 months and the balance fully amortized over the subsequent 36 months. Upon repayment, an additional final payment equal to $325,000 was due, which was being accreted as interest expense over the term of the loan using the effective-interest method. The loan was secured by substantially all the Company’s assets, except for intellectual property, which was subject to a negative pledge, and contained customary financial and operating covenants limiting the Company’s ability to transfer or dispose of assets, merge with or acquire other companies, make investments, pay dividends, incur additional indebtedness and liens and conduct transactions with affiliates.

In connection with the Loan Agreement, the Company issued a warrant to Oxford Finance to purchase 7,563 shares of its Series C convertible preferred stock at an exercise price of $33.11 per share (the “Warrant”), expiring in December 2026. The fair value of the Warrant at the date of issuance was $134,000, which was recorded as debt discount and is being amortized as interest expense over the term of the loan using the effective-interest method. The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, was approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $82,000 and $128,000 during the three months ended September 30, 2019 and 2018, respectively, of which $55,000 and $87,000 was paid, respectively, and recorded interest expense of $284,000 and $407,000 during the nine months ended September 30, 2019 and 2018, respectively, of which $191,000 and $276,000 was paid, respectively.

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

The outstanding balance of this loan, including the additional final payment of $325,000, was paid in full on November 4, 2019 (see Note 13).

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

On April 23, 2019, the Company’s stockholders approved a Certificate of Amendment to the Company’s Restated Certificate of Incorporation (the “Certificate”), to decrease the authorized number of shares of common stock, par value $0.10, from 200,000,000 to 100,000,000 shares. On April 23, 2019, the Certificate was filed with the Secretary of State of the State of Delaware. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2019, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2019	December 31, 2018

Options issued and outstanding	1,862,002	865,163
Available for future grants of equity awards	351,428	223,377
Common stock warrants	45,401,562	10,914
Total	47,614,992	1,099,454

(c)	Warrants

The Company has the following warrants outstanding as of September 30, 2019, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	1,433,333	$0.10	September 2024
Common Stock	30,666,667	$0.30	September 2024
Common Stock	2,115,738	$0.375	September 2024
Common Stock	10,454,546	$1.10	April 2024
Common Stock	636,364	$1.375	April 2024
Common Stock	84,000	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	45,401,562

The aggregate fair value at issuance of the warrants entitling the holder to purchase one share of common stock for $3.125 that were issued to the placement agents’ designees at the closing of the March 2019 Offering (see Note 1) was estimated to be $100,000, using the Black-Scholes valuation model, using a closing stock price of $2.08 and assumptions including estimated volatility of 80%, a risk-free interest rate of 2.34%, a zero dividend rate and an estimated remaining term of 5.0 years. The aggregate fair value at issuance of the warrants entitling the holder to purchase one share of common stock for $1.375 that were issued to the underwriters’ designees at the closing of the April 2019 Offering (see Note 1) was estimated to be $333,000, using the Black-Scholes valuation model, using a closing stock price of $0.89 and assumptions including estimated volatility of 83%, a risk-free interest rate of 2.31%, a zero dividend rate and an estimated remaining term of 5.0 years. The aggregate fair value at issuance of the warrants entitling the holder to purchase one share of common stock for $0.375 that were issued to the underwriters’ designees at the closing of the September 2019 Offering (see Note 1) was estimated to be $497,000, using the Black-Scholes valuation model, using a closing stock price of $0.36 and assumptions including estimated volatility of 83%, a risk-free interest rate of 1.55%, a zero dividend rate and an estimated remaining term of 5.0 years.

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $0.30, $0.375 and $1.10 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrantholders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

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

A summary of stock option transactions in the nine months ended September 30, 2019, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2019	200,650	865,163	$8.13
Authorized under 2019 Plan	1,600,000	—	$—
Removed from 2016 Plan	(223,389)	—	$—
Granted	(1,413,590)	1,413,590	$0.76
Forfeited	165,018	(212,731)	$1.77
Canceled	22,739	(204,020)	$9.15

Balance at September 30, 2019	351,428	1,862,002	$3.15

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2019 and 2018, was $0.55 and $3.59, respectively. Fair values were estimated using the following assumptions:

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

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$63	$92	$222	$195
General and administrative	83	91	268	192
Total stock-based compensation	$146	$183	$490	$387

As of September 30, 2019, the unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $1.1 million, which the Company expects to recognize over an estimated weighted average period of 2.61 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(5,260)	$(6,548)	$(12,236)	$(13,105)

Series B and C preferred dividend	—	—	—	(339)

Net loss attributable to common stockholders – diluted calculation	$(5,260)	$(6,548)	$(12,236)	$(13,444)

Shares used to compute net loss per share – basic and diluted	16,249,032	7,141,189	12,748,665	6,038,001

Net loss per share – basic and diluted	$(0.32)	$(0.92)	$(0.96)	$(2.23)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be antidilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Options to purchase common stock	1,965,910	978,495	1,466,495	802,885

Warrants to purchase common stock	13,064,514	10,914	8,340,589	9,195

Warrant to purchase convertible preferred stock	—	—	—	1,191

Series B and C convertible preferred stock outstanding, including cumulative dividends	—	—	—	285,797

Series A convertible preferred stock outstanding	—	—	—	16,391

Convertible promissory notes, related party (as converted)	—	—	—	247,557

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	15,030,424	989,409	9,807,084	1,363,016

NOTE 13.  Subsequent Events

The secured promissory note payable to Oxford Finance (see Note 8) was repaid in full on November 4, 2019. The Company will expense the related unamortized deferred financing costs of approximately $0.1 million in the three months ending December 31, 2019.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases. These include norovirus, a widespread cause of acute gastro-intestinal enteritis, for which three Phase 1 human studies have been completed, including a Phase 1 bivalent study which, as we announced in September, met its primary and secondary endpoints; seasonal influenza, for which our monovalent H1 influenza vaccine protected patients against H1 influenza infection in a recent Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic immune-oncology vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs (solid orange arrows indicate active programs):

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

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study conducted by Pittsburg School of Medicine in 2012, the total economic burden of norovirus in the United States was estimated at $5.5 billion. In a more recent study by CDC and Johns Hopkins University, the global economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine designed to protect against both. We anticipate the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, similar to the influenza season.

Clinical Trial Update. We have completed a Phase 1 clinical trial with our bivalent oral tablet vaccine for the GI.1 and GII.4 norovirus strains. Both the oral norovirus GI.1 and GII.4 vaccines were well tolerated, with no serious treatment-related adverse events reported. Most solicited and unsolicited adverse events were mild in severity, and there were no significant differences observed between the vaccine and placebo treatment groups.

Vaxart’s bivalent vaccine demonstrated robust immunogenicity, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, and 86% and 90%, respectively, for the two monovalent cohorts of the study. There was no interference observed in the bivalent arm of the study.

Following a review of the development strategy for norovirus, Vaxart has deprioritized the monovalent GI.1 challenge study. Instead, we are preparing to initiate a Phase 2 safety and dose confirmation study with Vaxart’s bivalent norovirus vaccine in 2020 in subjects age 18 to 64. The study may be expanded to include subjects age 65 and over. This would be followed by a Phase 3 efficacy study in subjects age 18 and over, assuming FDA concurrence.

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V., or Janssen, to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we will produce an oral vaccine containing certain proprietary antigens from Janssen and test the product in a preclinical challenge model, with results expected in the first half of 2020. Upon completion of the study, Janssen will have an option to negotiate an exclusive worldwide license to our technology encompassing the Janssen antigens.

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

Anti-Virals

●	Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued.

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

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We are earning revenue from a fixed price service contract, as amended, for a total of $617,000, which we expect to complete in the first half of 2020.

Revenue from Government Contract

The government contract with HHS BARDA, as modified, was a cost-plus-fixed-fee contract, under which we were reimbursed for allowable direct contract costs plus allowable indirect costs and a fixed-fee totaling $15.7 million from September 2015 through September 30, 2018. Activities were completed in 2018 and no future revenue is expected from this contract.

Royalty Revenue

We earn royalty revenue on sales of Inavir and, until the patent expired, Relenza, both treatments for influenza, from our licensees, Daiichi Sankyo and GSK, respectively, under royalty agreements with expiry dates in July 2019 and December 2029, respectively, based on fixed percentages of net sales of these drugs.

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

The following table shows our research and development expenses for the three and nine months ended September 30, 2019 and 2018, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
External program costs:
Influenza program, funded by HHS BARDA	$—	$71	$—	$729
Norovirus program	753	577	2,653	1,294
RSV and HPV programs	—	—	21	26
Teslexivir and vapendavir programs	—	577	19	1,690
Preclinical research and process development	353	47	462	240
Total external costs	1,106	1,272	3,155	3,979
Internal costs	2,607	3,109	8,094	8,822
	$3,713	$4,381	$11,249	$12,801

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, which include the operations of Aviragen for the nine months ended September 30, 2019 and the period from February 13, 2018 to September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue:
Revenue from customer service contracts	$94	$—	$94	$—
Revenue from government contract	—	194	—	1,324
Royalty revenue	8	87	3,736	1,050
Non-cash royalty revenue related to sale of future royalties	352	—	2,116	18

Total revenue	454	281	5,946	2,392

Operating expenses:
Research and development	3,713	4,381	11,249	12,801
General and administrative	1,455	1,674	4,856	5,455
Impairment of intangible assets	—	—	—	1,600
Impairment of property and equipment	—	106	—	106

Total operating expenses	5,168	6,161	16,105	19,962

Operating loss	(4,714)	(5,880)	(10,159)	(17,570)

Other income and (expenses):
Bargain purchase gain	—	—	—	6,660
Interest income	58	11	97	52
Interest expense	(84)	(129)	(288)	(702)
Non-cash interest expense on liability related to sale of future royalties	(500)	(532)	(1,560)	(1,298)
Loss on revaluation of financial instruments	—	—	—	(3)
Foreign exchange loss, net	11	(18)	(32)	(215)

Total other income and (expenses)	(515)	(668)	(1,783)	4,494

Net loss before income taxes	(5,229)	(6,548)	(11,942)	(13,076)

Provision for income taxes	31	—	294	29

Net loss	$(5,260)	$(6,548)	$(12,236)	$(13,105)

Revenue from Customer Service Contracts

The following table presents our revenue from customer service contracts for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$94	$—	N/A	$94	$—	N/A

For the three and nine months ended September 30, 2019, we earned revenue from customer service contracts of $94,000. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we expect to be completed in the first half of 2020. There were no comparable contracts in 2018.

Revenue from Government Contract

The following table presents our revenue from a government contract for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$—	$194	(100)%	$—	$1,324	(100)%

We earned no revenue from our government contract in 2019 compared to $194,000 and $1.3 million in the three and nine months, respectively, ended September 30, 2018. The active phase of the contract occurred in 2016 and 2017. In 2018 activities were wound down and completed and no future revenue is expected from this contract.

Royalty Revenue

The following table presents our royalty revenue for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$8	$87	(91)%	$3,736	$1,050	256%

For the three months ended September 30, 2019, royalty revenue decreased by $79,000, or 91% compared to the three months ended September 30, 2018. This royalty revenue was earned solely from sales of Relenza, which declined because the patent expired in July 2019 and has never been significant in the third calendar quarter as influenza is not prevalent. For the nine months ended September 30, 2019, royalty revenue increased by $2.7 million, or 256%, compared to the nine months ended September 30, 2018. Royalty revenue is earned on sales of Relenza and Inavir, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. Royalty revenue in the nine months ended September 30, 2018, excludes comparable revenue of $3.5 million earned in the pre-Merger period.

Non-cash Royalty Revenue Related to Sale of Future Royalties

The following table presents our non-cash royalty revenue related to sale of future royalties for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$352	$—	N/A	$2,116	18	11,656%

For the three months ended September 30, 2019, non-cash royalty revenue related to sale of future royalties was $352,000, compared to none in the three months ended September 30, 2018. This royalty revenue was earned solely from sales of Inavir, which is not significant in the third calendar quarter as influenza is not prevalent. For the nine months ended September 30, 2019, non-cash royalty revenue related to sale of future royalties was $2.1 million, compared to $18,000 for the nine months ended September 30, 2018. Non-cash royalty revenue related to sale of future royalties in the three months ended March 31, 2018, was all earned in the pre-Merger period, so we recorded no such revenue for that fiscal quarter.

Research and Development

The following table presents our research and development expenses for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$3,713	$4,381	(15)%	$11,249	$12,801	(12)%

For the three months ended September 30, 2019, research and development expenses decreased by $668,000, or 15%, compared to the three months ended September 30, 2018. The decrease in the 2019 period is principally due to the absence of the teslexivir clinical trials and costs incurred under the HHS BARDA contract, along with decreases in amortization of intangible assets acquired in the Merger, pre-clinical research and employee costs, partially offset by increases in manufacturing and clinical trial costs related to our norovirus vaccine tablets.

For the nine months ended September 30, 2019, research and development expenses decreased by $1.6 million, or 12%, compared to the nine months ended September 30, 2018. The decrease in the 2019 period is principally due to the absence of the teslexivir clinical trials and costs incurred under the HHS BARDA contract, along with decreases in preclinical research, severance, personnel and amortization costs, partially offset by increases in manufacturing and clinical trial costs related to our norovirus vaccine tablets.

We expect that research and development expenses will increase in the near term as we continue to conduct clinical trials of our norovirus product candidates and work on our customer service contract, which will only be partially offset by the elimination of expenses that we were formerly incurring for teslexivir trials and for work on the HHS BARDA contract.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$1,455	$1,674	(13)%	$4,856	$5,455	(11)%

For the three months ended September 30, 2019, general and administrative expenses decreased by $219,000, or 13%, compared to the three months ended September 30, 2018. The decrease in the 2019 period is principally due to reductions in audit and accounting costs.

For the nine months ended September 30, 2019, general and administrative expenses decreased by $599,000, or 11%, compared to the nine months ended September 30, 2018. The decrease in the 2019 period is principally due to reductions in legal costs and other costs associated with becoming a public company.

Impairment of Intangible Assets

The following table presents the impairment of our intangible assets for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$—	$—	N/A	$—	$1,600	(100)%

Impairment of intangible assets represents the write-off of the in-process research and development related to teslexivir that we acquired in the Merger. Since the Phase 2 trial completed in May 2018 did not achieve the primary efficacy endpoint and we have suspended development activities, we considered this asset to be fully impaired in the three months ended June 30, 2018.

Impairment of Property and Equipment

The following table presents the impairment of property and equipment for the three and nine months ended September 30, 2019 and 2018, respectively.

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$—	$106	(100)%	$—	$106	(100)%

Impairment of property and equipment represents our write-down of leasehold improvements and furniture at our leased premises in Alpharetta, Georgia. Since this facility had surplus capacity, we subleased these premises, commencing in November 2018, for the remainder of the lease term for less than we are presently paying and accordingly recorded an impairment charge of $106,000 in the three months ended September 30, 2018.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$(515)	$(668)	(23)%	$(1,783)	$4,494	N/A

For the three months ended September 30, 2019, we recorded net non-operating expenses of $515,000, compared to $668,000 in the three months ended September 30, 2018. The principal reasons for the change are an increase in interest income due to higher cash balances and interest rates and a decrease in interest expense due to the lower balance due on the note payable to Oxford Finance.

For the nine months ended September 30, 2019, we recorded net non-operating expenses of $1.8 million, compared to net non-operating income of $4.5 million in the nine months ended September 30, 2018. The principal source of non-operating income in the nine months ended September 30, 2018, was a bargain purchase gain of $6.7 million, representing the excess of our preliminary valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger. Interest expense was $288,000 in the 2019 period, decreasing from $702,000 in the 2018 period principally due to the absence of an expense of $295,000 related to Private Vaxart’s convertible promissory notes being outstanding for the 43 days prior to the Merger. Non-cash interest expense on liability related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $1.6 million in the 2019 period, compared to $1.3 million related to the shorter post-Merger period in 2018.

Provision for income taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2019 and 2018, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
(dollars in thousands)			(dollars in thousands)
$31	$—	N/A	$294	$29	914%

The provision for income taxes in the three months ended September 30, 2019, comprises $14,000 relating to foreign taxes payable on intercompany interest and $17,000 relating to withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. There was no provision for income taxes in the three months ended September 30, 2018.

The provision for income taxes comprises $294,000 and $29,000 in the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, $40,000 relates to foreign taxes payable on intercompany interest. The remaining $254,000 in the 2019 period and the full $29,000 in the 2018 period represent the Japanese withholding tax on royalty revenue. The increase arose principally because the majority of Inavir sales in the first calendar quarter arise in the first six weeks, so most of the revenue in the 2018 period was earned pre-Merger.

Liquidity and Capital Resources

From its inception until the Merger, Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of its convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, of which the remaining balance of $2.5 million as of September 30, 2019, was repaid in full on November 4, 2019. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, we have received net proceeds of $19.4 million from the sale of common stock, pre-funded warrants and common stock warrants and the exercise of pre-funded warrants from equity financings in March, April and September 2019 (see Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further information regarding our offerings).

As of September 30, 2019, we had $19.6 million of cash and cash equivalents. Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018, indicating that, because we have experienced losses and negative cash flows from operations and have an accumulated deficit and debt obligations, there is substantial doubt about our ability to continue as a going concern.

We believe our existing funds are sufficient to fund us into, but probably not beyond, the third quarter of 2020. To continue operations thereafter, we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of September 30, 2019, we had no material commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully develop and commercialize our products.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(9,298)	$(8,846)
Net cash (used in) provided by investing activities	(838)	26,407
Net cash provided by (used in) financing activities	18,188	(1,210)

Net increase in cash and cash equivalents	$8,052	$16,351

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2019 and 2018, in the amounts of $9.3 million and $8.8 million, respectively. The cash used in operating activities in the nine months ended September 30, 2019, was due to cash used to fund a net loss of $12.2 million, partially offset by a decrease in working capital of $1.1 million and net non-cash expenses related to depreciation and amortization, stock-based compensation, non-cash interest expense, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $1.8 million. The cash used in operating activities in the nine months ended September 30, 2018, was due to cash used to fund a net loss of $13.1 million and $479,000 of net non-cash income related to the bargain purchase gain, depreciation and amortization, impairment charges, stock-based compensation, loss on revaluation of financial instruments, non-cash interest expense, amortization of note discount, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties, partially offset by $4.7 million provided by a decrease in working capital, principally due to the receipt of accounts receivable of $14.7 million acquired in the Merger.

Net Cash (Used in) Provided by Investing Activities

In the nine months ended September 30, 2019, we used $838,000 to purchase property and equipment. In the nine months ended September 30, 2018, we received cash of $25.5 million in the Merger and $1.4 million from maturities of short-term investments, net of purchases. This was partially offset by $512,000 to purchase property and equipment and $21,000 to pay for fractional shares of common stock in the Merger.

Net Cash Provided by (Used in) Financing Activities

In the nine months ended September 30, 2019, we received $2.5 million from the sale of common stock in a registered direct offering in March, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in April, $7.7 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in September and $1.1 million from the exercise of pre-funded warrants, partially offset by repayment of principal of $1.2 million on the secured promissory note payable to Oxford Finance. In the nine months ended September 30, 2018, we used $1.1 million in repayment of principal on the secured promissory note payable to Oxford Finance and $112,000 to repay principal on a short-term note, partially offset by $13,000 received for the exercise of stock options.

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

Intangible Assets

Intangible assets acquired in the Merger were recorded at preliminary estimates of their fair values of $20.6 million (subsequently adjusted to $20.3 million when estimates were refined) for the developed technology Inavir which is being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years, $1.8 million for the developed technology Relenza which was fully amortized over the remaining royalty period of 1.3 years, and $1.6 million for in-process research and development related to teslexivir which was indefinite-lived until it was assessed as impaired in the three months ended June 30, 2018. These valuations were prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams, which are highly subjective.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods presented.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2019, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness described below.

Material Weakness

We identified the following material weakness in our internal controls over financial reporting as of September 30, 2019:

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

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Even if we receive regulatory approval for the sale of any of our product candidates, we do not know when we will begin to generate significant revenue, if at all. Our ability to generate significant revenue depends on a number of factors, including our ability to:

●	set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;

●	receive royalties on our products and product candidates including in connection with sales of Inavir;

●	establish sales, marketing, manufacturing and distribution systems;

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

We expect research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of September 30, 2019, we had an accumulated deficit of $110.3 million.

We are largely dependent on the success of our tablet vaccine for the prevention of norovirus infection which is still in early-stage clinical development, and if this tablet vaccine does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidate for norovirus. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our norovirus tablet vaccine. Our norovirus tablet vaccine may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our norovirus tablet vaccine in the United States until we receive approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. To date, we have only completed Phase 1 clinical trials for our bivalent norovirus tablet vaccine candidate. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our norovirus tablet vaccine for many reasons, including:

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

We have concluded that there is substantial doubt about our ability to continue as a going concern beyond one year from the date that these financial statements are issued. Our independent registered public accounting firm included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2018, indicating that, because we have experienced losses and negative cash flows from operations and have an accumulated deficit and debt obligations, there is substantial doubt about our ability to continue as a going concern. We do not believe that this substantial doubt has been alleviated. As of September 30, 2019, we had $19.6 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations into, but probably not beyond, the third quarter of 2020. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

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

As of September 30, 2019, we had $19.6 million of cash and cash equivalents. We believe these funds are sufficient to fund our operations under our current operating plan into, but probably not beyond, the third quarter of 2020. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

The market price of our common stock has been subject to significant fluctuations following the Merger. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that cause the market price of our common stock to fluctuate include:

●	our ability to develop product candidates and conduct clinical trials that demonstrate our product candidates are safe and effective;

●	our ability to negotiate and receive royalty payments on the sales of our product candidates including Inavir;

●	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;

●	failure of any of our product candidates to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;

●	failure to maintain our existing third-party license, manufacturing and supply agreements;

●	our failure, or that of our licensors, to prosecute, maintain, or enforce our intellectual property rights;

●	changes in laws or regulations applicable to our product candidates;

●	any inability to obtain adequate supply of product candidates or the inability to do so at acceptable prices;

●	adverse regulatory authority decisions;

●	introduction of new or competing products by our competitors;

●	failure to meet or exceed financial and development projections that we may provide to the public;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain intellectual property protection for our technologies;

●	additions or departures of key personnel;

●	significant lawsuits, including intellectual property or stockholder litigation;

●	if securities or industry analysts do not publish research or reports about us, or if they issue adverse or misleading opinions regarding our business and stock;

●	changes in the market valuations of similar companies;

●	general market or macroeconomic conditions;

●	sales of our common stock by our existing stockholders in the future;

●	trading volume of our common stock;

●	adverse publicity relating to our markets generally, including with respect to other products and potential products in such markets;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in our financial results.

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

* Armistice owns a significant percentage of our outstanding shares of common stock and will be able to exert significant control over matters subject to shareholder approval.

As of September 30, 2019, Armistice Capital Master Fund, Ltd., or Armistice, a hedge fund, beneficially owns approximately 52% of the voting power of our outstanding shares of common stock. As a result, Armistice has the ability to substantially influence us and exert significant control through this ownership position. Armistice will be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. For example, in October 2019, we expanded our board of directors to eight members and appointed four new members to our board of directors. These new directors were submitted to our nominating and corporate governance committee for evaluation by Armistice.  Armistice’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which our other stockholders may not agree or that may not be in the best interests of our other stockholders. Further, Armistice is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of Armistice that could impact Armistice’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders.

* We are a “controlled company” within the meaning of the applicable Nasdaq listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we choose to rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Armistice controls a majority of the voting power of our outstanding shares of common stock. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company.” For so long as we remain a “controlled company,” we may elect not to comply with certain corporate governance requirements, including the requirements:

●	that a majority of the board of directors consists of independent directors;

●	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

●	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

At this time, we have not elected to use these exemptions, but we may choose to use all or some of these exemptions in the future. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

* Because the Merger in February 2018 resulted in an ownership change under Section 382 of the Code for Vaxart, Inc. (formerly Aviragen), our pre-Merger U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations. Further ownership changes under Section 382 of the Code occurred in both April and September in 2019, subjecting us to further limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. The Merger resulted in an ownership change for both Vaxart, Inc. (formerly Aviragen) and Vaxart Biosciences; accordingly, our U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. Annual usage was restricted to 1.97% of the combined organization’s value on February 13, 2018. Furthermore, in both April and September 2019, further ownership changes occurred, causing further limitations on the use of our net operating loss carryforwards, with annual usage now restricted to 1.89% of the combined organization’s value on September 30, 2019. Additional ownership changes in the future could result in further limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of September 30, 2019, we had 28 full-time employees. We expect to hire additional employees for our managerial, clinical, scientific and engineering, operational, manufacturing, sales and marketing teams. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

* If securities or industry analysts do not publish research, or publish inaccurate or unfavorable reports about our business, our stock price and trading volume could decline.

The trading market for our common stock is influenced by independent research and reports that securities or industry analysts publish about us or our business from time to time. At present, there are two analysts covering our stock. We have no control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our trading volume and share price to decline.

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

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on May 22, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until November 18, 2019, to regain compliance with the minimum bid price requirement. The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. We will not regain compliance with the Rule by November 18, 2019, however, assuming we meet the Nasdaq Capital Market initial inclusion criteria set forth in Nasdaq Listing Rule 5505, except for the minimum $1.00 per share bid price requirement, we will be granted an additional 180-calendar day compliance period. If we are not eligible for an additional compliance period at that time, the Nasdaq staff will provide written notification to us that our common stock will be delisted. Should that occur, we may appeal the Nasdaq staff’s delisting determination to a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

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

We believe our seasonal influenza vaccine candidate will compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. The major non-recombinant injectable vaccine competitors include Astellas Pharma Inc., Abbott Laboratories, AstraZeneca UK Limited, Baxter International Inc., Research Foundation for Microbial Diseases of Osaka University, Seqirus-bioCSL Inc., GlaxoSmithKline plc, or GSK, Sanofi S.A., or Sanofi, Pfizer Inc., and Takeda Pharmaceutical Company Limited, or Takeda. Non-recombinant intranasal competition includes MedImmune, Inc., or MedImmune, and potentially others. Recombinant injectable competitors include Sanofi and Novavax, Inc., or Novavax. Many other groups are developing new or improved flu vaccine or delivery methods.

There is currently no approved norovirus vaccine for sale globally. While we are not aware of all of our competitors’ efforts, we believe that Takeda is also developing a virus-like particle-based norovirus vaccine that would be delivered by injection.

There is currently no approved RSV vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including monoclonal antibodies, small molecule therapeutics, as well as various viral vector and VLP based vaccine technologies. While we are not aware of all of our competitors’ efforts, we believe that several companies are in various stages of developing an RSV vaccine including Pfizer, Merck, GSK, Johnson & Johnson, Bavarian Nordic, Astellas, MedImmune, Novavax, and Sanofi, as well as the National Institute of Allergy and Infectious Diseases, an institute under the U.S. National Institutes of Health, and possibly others.

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

Any tablet vaccine candidate for which we obtain marketing approval, along with the manufacturing processes, post- approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such tablet vaccine candidate, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a tablet vaccine candidate is granted, the approval may be subject to limitations on the indicated uses for which the tablet vaccine candidates may be marketed or to the conditions of approval. If a tablet vaccine candidate receives marketing approval, the accompanying label may limit the approved use of that tablet vaccine, which could limit sales.

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

Further, the Affordable Care Act, among other things, amended the intent requirements of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity can now be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, while we do not, and will not, submit claims and our customers will make the ultimate decision on how to submit claims, we may provide reimbursement guidance to our customers from time to time. If a government authority were to conclude that we provided improper advice to our customers or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

We earn royalty revenue from the net sales of Inavir and, until the royalty agreement expired in July 2019, Relenza, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. Our licensees may encounter competition from new products entering the market, including generic copies of Inavir, which could adversely affect our royalty income. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received. On February 23, 2018, Osaka-based drug maker Shionogi & Co gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza may gain significant market share from Inavir in Japan, substantially reducing the sales of Inavir. This would significantly decrease the royalty payments we receive from Daiichi Sankyo Company, Limited.

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

We currently earn royalty revenue from Inavir and, until the royalty agreement expired in July 2019, Relenza, which are marketed by our licensees. Data supporting the marketing approvals and forming the basis for the safety warnings in the product labels for these products were obtained in controlled clinical trials of limited duration in limited patient populations and, in some cases, from post-approval use. As these marketed products are used over longer periods of time and by more patients, some with underlying health problems or taking other medicines, new issues such as safety, tolerability, resistance or drug-drug interaction issues could arise, which may require our licensees to provide additional warnings or contraindications on their product labels, or otherwise narrow the approved indications. Further, additional information from ongoing research or clinical trials of these products that raise any doubts or concerns about their efficacy may arise, or competing products may be introduced and limit the market penetration of our product candidates. If serious safety, tolerability, resistance, drug-drug interaction, efficacy, competing products, or any other concerns or issues arise with respect to Inavir and Relenza, sales of these products could be impaired, limited or abandoned by our licensees or by regulatory authorities, in which case our royalty revenue would decrease.

Our success depends largely upon our ability to advance our product candidates through the various stages of drug development. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

Even though we generate royalty revenue from our two commercialized influenza products, all of our remaining product candidates are in early stages of development and their commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of one or more of our product candidates may have a material adverse effect on our business. For example, the Phase 2 trial of teslexivir, a product acquired through the merger with Aviragen, was costly and diverted resources from our other product candidates, and did not achieve the primary efficacy endpoint, resulting in the abandonment of development activities. The long-term success of our business ultimately depends upon our ability to advance the development of our product candidates through preclinical studies and clinical trials, appropriately formulate and consistently manufacture them in accordance with strict specifications and regulations, obtain approval of our product candidates for sale by the FDA or similar regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized, either by us or by a strategic partner or licensee. We cannot be sure that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

* We intend to manufacture bulk vaccine for our Phase 1 and Phase 2a clinical studies for the foreseeable future at our own facility. In addition, we intend to manufacture the vaccine tablets for all our Phase 1 and Phase 2 clinical studies, including the larger Phase 2b studies using bulk vaccine produced by a third-party contract manufacturer, at our own facility. If we are unable to do so, or we are delayed, or if the cost of manufacturing is not economically feasible or if we cannot find a third-party supplier for the bulk vaccine or any other components of our vaccine tablets, we may be unable to produce tablet vaccine candidates in a sufficient quantity to meet future demand.

From 2012 through 2017, we relied on a third-party contract manufacturer, Lonza Houston, Inc., or Lonza, for the bulk vaccine production, tableting, labeling, packaging, storage, and distribution of vaccine tablets to supply the clinical Phase 1 and Phase 2 trials we have conducted to date. We have developed and continue to develop manufacturing processes under cGMP, which we are currently using for bulk vaccine production and tableting for future Phase 1 and Phase 2a clinical trials, at our own facility in South San Francisco, California. This transition has resulted in unanticipated delays and lower yields, may result in further unanticipated delays or lower yields or both and may cost more than expected due to a number of factors, including regulatory requirements. If we are unable to manufacture sufficient quantities of our tablet vaccine candidates in a timely manner, our development activities would be impaired and we may need to partner with a third-party supplier.

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

Our manufacturing facility and equipment is sized to support manufacturing of cGMP product for our Phase 1 and Phase 2a trials, but is not adequate to support larger Phase 2b and Phase 3 trials. Accordingly, in July 2019, we executed a contract with Lonza, an established Contract Manufacturing Organization, or CMO, that we have used previously and has large scale bulk vaccine production capabilities, to produce bulk vaccine for our bivalent norovirus Phase 2 studies scheduled to start in 2020. This CMO may fail to supply adequate product or have limited capacity in the future, which may cause significant delays in starting clinical studies.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing a contract manufacturer may be difficult and could be extremely costly and time consuming, which could result in our inability to manufacture our product candidates for an extended period of time and a delay in the development of our product candidates. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

●

our potential contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMP or regulatory guidelines, or otherwise manufacturing material that we or regulatory authorities deem to be unsuitable for our clinical trials or commercial use;

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

Manufacturers of pharmaceutical drug products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration, or DEA, and corresponding state and other foreign agencies to ensure strict compliance with FDA-mandated cGMP, other government regulations and corresponding foreign standards. We do not have control over our third-party contract manufacturers’ compliance with these regulations and standards and accordingly, failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or our manufacturers, which could significantly and adversely affect our business.

In the event that we need to change a third-party contract manufacturer, our preclinical studies or our clinical trials, and the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in the need for us to incur significantly higher costs, which could materially harm our business.

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing a contract manufacturer may be difficult and could be extremely costly and time-consuming, which could result in our inability to manufacture our product candidates for an extended period of time and a delay, as well as an increase in costs, in the development of our product candidates.

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

We also intend to rely on CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of these regulatory responsibilities.

We and our CROs will be required to comply with the Good Laboratory Practice and GCP, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We may seek to selectively establish collaborations and, if we are unable to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

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

●

the federal transparency requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

●

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring vaccine manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

In July 2019, we executed a manufacturing services agreement, or MSA, with Lonza Houston, Inc., or Lonza, an established contract manufacturing organization that we have used previously, with large scale bulk vaccine production capabilities adequate to support our larger clinical trials. Under the initial statement of work, or SOW, issued under the MSA, Lonza will: (i) conduct an engineering run at 50 liter scale, (ii) establish and validate in process analytics, and (iii) conduct two runs at 250 liter scale under Good Manufacturing Practice to produce norovirus GI.1 and norovirus GII.4 bulk vaccine. Under the terms of this SOW, we expect that this project will be completed before June 30, 2020. The MSA is for a five-year term, unless earlier terminated by the parties. Either party may terminate the MSA with cause after affording the other party time to cure such breach, or without cause by giving notice to the other party at any time. However, the SOW cannot be cancelled other than for cause.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Restated By-laws of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.2	September 13, 2016

4.1	Reference is made to Exhibits 3.1 to 3.5

4.2	Specimen Common Stock Certificate	Form S-3	333-228910	4.2	December 20, 2018

4.3	Form of Pre-Funded Warrant (April 2019)	Form S-1	333-229536	10.25	February 6, 2019

4.4	Form of Common Stock Warrant (April 2019)	Form S-1/A	333-229536	4.4	April 8, 2019

4.5	Form of Representative Warrant (April 2019)	Form S-1/A	333-229536	4.5	April 8, 2019

4.6	Form of Pre-Funded Warrant (September 2019)	Form S-1	333-233717	4.3	September 11, 2019

4.7	Form of Common Stock Warrant (September 2019)	Form S-1	333-233717	4.4	September 11, 2019

4.8	Form of Representative Warrant (September 2019)	Form S-1/A	333-233717	4.5	September 24, 2019

10.1 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	Form S-1/A	333-233717	10.30	September 24, 2019

10.2	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	Form 8-K	001-35285	10.1	September 19, 2019

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *§	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019, (iv) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith

+	Portions of this exhibit (indicated by asterisks) have been omitted as we have determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to us if publicly disclosed.

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

VAXART, INC.

Dated: November 12, 2019	By: /s/ WOUTER W. LATOUR, M.D.
Wouter W. Latour, M.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)