Form 10-K
period 2019-12-31
Vaxart, Inc.
filed 2020-03-19
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

385 Oyster Point Boulevard, Suite 9A, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.10 par value	VXRT	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                              Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                          Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                 Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2019, based on the last reported sales price of the Registrant’s common stock of $0.67 per share was $8,321,933. As of March 17, 2020, the registrant had a total of 70,734,077 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm on our business, results of operations, financial condition and the market price of our common stock.

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

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform. Our oral vaccines are designed to generate broad and durable immune responses that protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our vaccines are administered using a convenient room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates that target a range of infectious diseases. These include coronavirus disease 2019, or COVID-19, a coronavirus currently causing an epidemic throughout the world; norovirus, a widespread cause of acute gastro-intestinal enteritis, for which three Phase 1 human studies have been completed, including a study with a bivalent norovirus vaccine which, as we announced in September, met its primary and secondary endpoints; seasonal influenza, for which our monovalent H1 influenza vaccine protected patients against H1 influenza infection in a recent Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic immune-oncology vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

Vaccines have been essential in eradicating or significantly reducing multiple devastating infectious diseases, including polio, smallpox, mumps, measles, diphtheria, hepatitis B, influenza, HPV and several others. According to a MarketsandMarkets research report titled “Vaccines Market - Global Forecast to 2023”, the global market for vaccines is expected to reach $50.42 billion by 2023 from $36.45 billion in 2018, at a compound annual growth rate of 6.7%.

We believe our oral tablet vaccine candidates offer several important advantages:

First, they are designed to generate broad and durable immune responses, including systemic, mucosal and T cell responses, which may enhance protection against certain infectious diseases, such as COVID-19, influenza, norovirus and RSV, and may have potential clinical benefit for certain cancers and chronic viral infections, such as those caused by HPV.

Second, our tablet vaccine candidates are designed to provide a more efficient and convenient method of administration, enhance patient acceptance and reduce distribution bottlenecks, which we believe will improve the effectiveness of vaccination campaigns. For example, according to the U.S. Centers for Disease Control and Prevention, or CDC, in the 2018/2019 seasonal influenza season, only approximately 49% of the U.S. population was vaccinated against influenza, with particularly low vaccination rates among adults between ages 18 and 49.

Business Strategy

We are primarily focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform. However, we believe that focusing on discovery and early-stage drug development while benefiting from our partners’ development and commercialization expertise, and leveraging other strategic acquisitions that compliment, augment or differ from our primary product candidates, could reduce our internal expenses, allow us to have a more diverse set of revenue-generating products and progress a larger number of drug candidates to later stages of drug development.

Consistent with this strategy, we may become engaged in a review of partnership opportunities, potential acquisitions of income generating assets, whether royalty-based or otherwise, or acquisitions of companies that hold royalty or other income generating assets or technology that we believe will create value for our shareholders. We may engage consultants and advisors to analyze such opportunities, technical, financial and other confidential information, and support us in submissions of indications of interest and bids in competitive auctions or other processes for partnership opportunities, or the acquisition of assets or companies.

Our Product Pipeline

Fig. 1.  The following table outlines the status of our oral vaccine development programs:

1.	Bivalent GI.1 - GII.4 Norovirus vaccine generated IgA ASC response rates of 78 – 86% for GI.1 and 90 – 93% for GII.4.
2.	Monovalent H1 flu vaccine completed phase 2 Proof of Concept efficacy study. Quadrivalent flu Phase 1 on hold pending partnering process.
3.	Janssen collaboration. Janssen has an option to negotiate an exclusive license.
4.	RSV program to be partnered with new antigen partner.
5.	HPV therapeutic pre-IND feedback received.

We are developing the following tablet vaccine candidates, which are all based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine for coronavirus. Vaxart plans to generate multiple vaccine candidates based on the published genome of the COVID-19 and evaluate them in preclinical models for their ability to generate both mucosal and systemic immune responses. Of particular interest will be the mucosal immune responses, as coronavirus is primarily an infection of the respiratory tract. We believe the logistical advantages of an oral vaccine that is administered using a convenient room temperature-stable tablet could be of critical benefit when rolling out a major public health vaccination campaign.

According to the CDC in December 2019, an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China. The disease spread widely in China, and, as of February 26, 2020, COVID-19 cases had been identified in 36 other countries and territories, including the United States. Person-to-person transmission has been widely documented, and a limited number of countries have reported sustained person-to-person spread. On January 20, 2020, state and local health departments in the United States, in collaboration with teams deployed from CDC, began identifying and monitoring all persons considered to have had close contact with patients with confirmed COVID-19. On March 6, 2020, President Trump signed an $8.3 billion emergency spending bill to confront the COVID-19 outbreak. The aims of these efforts were to ensure rapid evaluation and care of patients, limit further transmission, and better understand risk factors for transmission.

●

Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, will better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described under “Clinical Trial Update” in the “Seasonal Influenza Vaccine” section below.

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study by the CDC and Johns Hopkins University, published in 2016, the global economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. An update by the lead authors estimated the burden in the U.S. alone to be $10.5 billion in 2018. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine designed to protect against both. We anticipate the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, similar to the influenza season.

Clinical Trial Update. In 2019, we completed the active phase of a Phase 1 clinical trial with our bivalent oral tablet vaccine for the GI.1 and GII.4 norovirus strains. Both the oral norovirus GI.1 and GII.4 vaccines were well tolerated, with no serious treatment-related adverse events reported. Most solicited and unsolicited adverse events were mild in severity, and there were no significant differences observed between the vaccine and placebo treatment groups.

Vaxart’s bivalent vaccine demonstrated robust immunogenicity, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, and 86% and 90%, respectively, for the two monovalent cohorts of the study. There was no interference observed in the bivalent arm of the study.

Following a review of the development strategy for norovirus, Vaxart has put all clinical development on hold pending a search for a partner to fund the program. If a partner is found, the next step in the clinical development program would most likely be a Phase 2 safety and dose confirmation study with Vaxart’s bivalent norovirus vaccine in subjects age 18 to 64. The study may be expanded to include subjects age 65 and over. A Phase 2 challenge study may also be considered, and could be conducted in parallel with, before or after the Phase 2 dose confirmation study. The Phase 2 dose confirmation study would be followed by a Phase 3 efficacy study in subjects age 18 and over, assuming FDA concurrence.

●

Seasonal Influenza Vaccine. Influenza is a major cause of morbidity and mortality in the U.S. and worldwide and, according to the CDC, only 49% of eligible U.S. citizens were vaccinated in 2018/2019, with particularly low vaccination rates among adults between ages 18 and 49. We believe our oral tablet vaccine has the potential to improve the protective efficacy of currently available influenza vaccines and increase flu vaccination rates.

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. An estimated 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. During the most recent flu season (2018/2019) there were 34,200 flu related deaths in the U.S. alone, according to the CDC. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, 226,000 people are hospitalized with complications of influenza, and between 3,000 and 49,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

We believe our tablet vaccine candidate has the potential to address many of the limitations of current injectable egg-based influenza vaccines, because: our tablet vaccine candidates are designed to create broad and durable immune responses, which may provide more effective immunity and protect against additional strain variants; our vaccine is delivered as a room temperature-stable tablet, which we believe would provide a more convenient method of administration to enhance patient acceptance, and should simplify distribution and administration; and, by using recombinant methods, we believe our tablet vaccine may be manufactured more rapidly than vaccines manufactured using egg-based methods and should eliminate the risk of allergic reactions to egg protein.

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

On October 4, 2018, we presented data from the study demonstrating that our vaccine elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells, while Fluzone only maintained baseline levels of 20%. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccines. This data also provided evidence that our vaccines protect through mucosal immunity, the first line of defense against mucosal infections such as flu, norovirus, RSV and others, a potential key advantage over injectable vaccines for these indications.

At this time, we aim to finance development and commercialization of our seasonal quadrivalent influenza oral tablet vaccine through third-party collaboration and licensing arrangements and/or non-dilutive funding. In the future, we may also consider equity offerings and/or debt financings to fund the program. Currently, the seasonal flu program is on hold.

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V., or Janssen, to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we will produce non-GMP oral vaccine containing certain proprietary antigens from Janssen and test the product in a preclinical challenge model, with results expected in the first half of 2020. Upon completion of the study, Janssen will have an option to negotiate an exclusive worldwide license to our technology encompassing the Janssen antigens.

●	RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly.

Based on the positive results of our cotton rat study, we believe our proprietary oral vaccine platform is the optimal vaccine delivery system for RSV, offering significant advantages over injectable vaccines. We will seek to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform. Currently, the RSV program is on hold.

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

In October 2018, we filed a pre-IND meeting request for our first therapeutic vaccine targeting HPV16 and HPV18 with the FDA, and we subsequently submitted a pre-IND briefing package. We received feedback from the FDA in January 2019. The program is currently on hold while the Company is focusing its efforts on the COVID-19 vaccine.

Additional Objectives

●

Develop Other Tablet Vaccine Candidates Based on Our Proprietary Platform. Our technology platform employs a modular approach using the Ad5 vector-adjuvant construct with disease-specific antigens and can be used to create new tablet vaccine candidates for a wide range of infectious diseases. We may consider exploring additional infectious diseases including Chikungunya, Hepatitis B and Herpes Simplex Virus 2, or HSV-2. In addition, we intend to leverage our vaccine formulation expertise to develop oral formulations suitable for pediatric populations.

●

Further Strengthen Our Intellectual Property Portfolio. We intend to continue to strengthen our patent portfolio by filing and prosecuting current and future patent applications in the United States and international jurisdictions. In addition, we have established proprietary formulation and tableting capabilities.

●

Maximize the Commercial Value of Our Tablet Vaccine Candidates. We believe that we own worldwide rights for the research, development, manufacturing, marketing and commercialization of our tablet vaccine candidates for seasonal influenza and norovirus. We aim to develop additional vaccine candidates based on our oral vaccine platform. We may seek partners to maximize the commercial opportunity of some or all of our tablet vaccine candidates.

Anti-Virals

●	Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued.

●

Relenza and Inavir are antivirals for the treatment of influenza that are marketed by GlaxoSmithKline, plc, or GSK, and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and the last patent for Inavir expires in December 2029. Sales of these antivirals vary significantly from quarter to quarter due to the seasonality of flu, and from one year to the next, depending on the intensity of the flu season and competition from other antivirals such as Tamiflu. Importantly, on February 23, 2018, Xofluza, a new drug to treat influenza developed by Shionogi & Co., Ltd., or Shionogi, was approved in Japan. Since its launch in 2018 and during 2019, Xofluza has gained significant market share, substantially reducing sales of Inavir.

Our Tablet Vaccine Platform

Vaccines based on our oral adjuvant-vector platform are designed to generate broad local and systemic immune responses, which may offer important advantages in addressing a wide range of infectious diseases.

Platform Components

Our platform technology employs a vector-based approach and consists of the following components:

●

A vector, which is a virus used as a carrier to deliver DNA coding for vaccine antigens and an adjuvant selected to activate the immune system of the gut. Specifically, we use non-replicating adenovirus type 5, or Ad5, which delivers the DNA for both the antigen and adjuvant to the cells of the small intestine, where both the antigen and adjuvant are co-expressed.

●	A protein antigen, which is a viral or bacterial protein that stimulates an immune response to the targeted pathogen. We use a different antigen for each of our current clinical vaccine candidates.

●

An adjuvant, which is a substance that enhances the immune-stimulating properties of the vaccine. We use a Toll-like receptor 3, or TLR3, agonist, which was selected specifically for its ability to activate the immune system of the gut.

●	Our proprietary enteric-coated tablet which is designed to deliver the Ad5 vector to the small intestine.

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

Our Norovirus Program

Market Overview

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis, and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, which is the most common complication, vomiting, diarrhea with abdominal cramps, and nausea. A study conducted by the CDC and Pittsburg School of Medicine in 2012 estimated that the total economic burden of norovirus in the United States was $5.5 billion. In the U.S., we believe a norovirus vaccine would be beneficial for high risk groups such as infants and children up to five years old, older adults and the elderly, as well as for workers in the food and travel industries, for healthcare, childcare and elder care workers, first responders, the military, and leisure and business travelers. In a study published by Johns Hopkins University and the CDC in 2016, the total global economic burden of norovirus was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. In a more recent health economic study presented at the vaccines for enteric diseases meeting in 2019 the economic impact to the U.S. was estimated to be $10.5 billion annually. There are currently no approved vaccines or therapies to prevent or treat norovirus infection.

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

Clinical Trials

We have completed two Phase 1 studies with our monovalent tableted norovirus GI.1 oral tablet vaccine, and one Phase 1b study with our bivalent tableted vaccine (co-administration of GI.1 and GII.4 vaccines). In all three studies, the primary endpoint was safety and the secondary endpoint was immunogenicity. In the bivalent study we also evaluated potential interference with co-administration.

Study 101. Placebo Controlled Study

In the Phase 1 study designed to evaluate the norovirus vaccine (VXA-GI.1-NN), 66 healthy adults were randomized in three groups, with 23 subjects receiving a single low dose of 1 x 1010 infectious units, or IU, 23 subjects receiving a single high dose of 1 x 1011 IU, and 20 subjects receiving the matching placebo control.

Safety Results. 101 Study

Solicited Events. In the first seven days following study drug administration, 35 study subjects had at least one solicited adverse event (AE) reported with 25/46 (54%) subjects in the VXA-GI.1-NN vaccine groups and 10/20 (50%) of subjects in the placebo group (See table below). All of the solicited adverse events reported (n=46) were grade 1 or 2 in severity with the majority being mild events (44 grade 1 and two grade 2 events). The percentage of subjects with any solicited symptoms was similar among treatments (See table below). Diarrhea and headache were the most common solicited symptoms following VXA-GI.1-NN administration, both reported by 15 (33%) subjects in the treated groups. Headache and nausea were reported evenly across treatments, including placebo. The only solicited symptom demonstrating a statistically significant difference from placebo was diarrhea (p = 0.0275), reported by 11 subjects in the high dose group. Nine of the 11 subjects reported mild severity diarrhea, while two subjects reported moderate severity episodes following the high dose vaccine. Onset of diarrhea (verbatim term “loose stools”) ranged from day 1 to day 6 following vaccine administration, and most episodes resolved within one day. At no point did any of the loose stools impact normal activity such as work or school, and none required treatment with anti-diarrheal medications or rehydration therapy. In summary, the vaccine appeared well-tolerated without causing any dose limiting toxicities.

Table 1. Norovirus Study 101 Solicited Systems – Number and Percent of Subjects Reporting Treatment Emergent Adverse Events, or TEAEs.

Solicited Adverse Events*(1)	Placebo N=20	Low Dose N=23	High Dose N=23
Number of Subjects with Any Symptoms	10 (50%)	11 (48%)	14 (61%)
Gastrointestinal disorders
Abdominal pain	2 (10%)	5 (22%)	0 (0%)
Diarrhea	3 (15%)	4 (17%)	11 (48%)
Nausea	4 (20%)	4 (17%)	3 (13%)
General disorders and administration site conditions
Malaise	2 (10%)	1 (4%)	3 (13%)
Nervous system disorders
Headache	8 (40%)	8 (35%)	7 (30%)

(1) Solicited symptoms were collected from subjects for seven days following immunization.

Unsolicited Events. A total of 83 unsolicited TEAEs, were reported by 33 of the 66 subjects within the first 28 days post dosing, with slightly more placebo subjects 12/20 (60%) reporting adverse events than low dose 11/23 (48%) or high dose vaccinated subjects 10/23 (44%). Headache was the most common adverse event reported in all treatment arms. Most TEAEs were mild or moderate in severity. The site investigator considered 28 TEAEs possibly related, 42 unlikely related, and 13 not related.

Study 102. Dose and Schedule Optimization

The open-label, dose optimization study was designed to evaluate the norovirus GI.1 monovalent vaccine (VXA-GI.1-NN) in 60 subjects given multiple doses with some differences in schedule for the lower dose groups. The first three groups enrolled (N=15 each) used low doses of 1 x 1010 infectious units (IU). Group A received two doses of VXA-GI.1-NN on days 0 and 7, group B received three doses on days 0, 2, and 4, and group C received two doses on days 0 and 28. The fourth group, group D (N=15), evaluated two high doses of 1 x 1011 IU given on days 0 and 28. The vaccine study was an open labeled study, and enrolled sequentially from group A to group D. The primary endpoint of the study was to evaluate the safety of all dosing regimens and the secondary endpoint was to compare immunogenicity between groups by BT50 titers and antibody secreting cells (ASC) counts.

Safety Results. 102 Study

In the first seven days following study drug administration, there were 27 subjects reporting adverse events, distributed across the groups with the highest number of reporting adverse events in group C (11/15) and the lowest in group D (3/15). The most common adverse event reported was headache, reported in 21 subjects out of 60. Group C reported the highest number of headaches, and adverse events overall. This group was given two low dose vaccines 28 days apart. This was not observed in group D, a vaccine group given the exact same dosing schedule, but receiving two 10-fold higher doses of vaccine.

Table 2. Norovirus Study 102 Solicited Symptoms – Number and Percent of Subjects Reporting TEAEs.

Solicited Adverse Events	Group A N=15	Group B N=15	Group C N=15	Group D N=15
Total Number Reporting an Adverse Event	5 (33.3%)	8 (53.3%)	11 (73.3%)	3 (20%)
GASTROINTESTINAL DISORDERS
Diarrhea	0	1 (7%)	5 (33%)	1 (7%)
Abdominal Pain	1 (7%)	0	3 (20%)	1 (7%)
Nausea	1 (7%)	2 (13%)	2 (13.3%)	0
Abdominal Pain, Upper	0	1 (7%)	0	0
GENERAL DISORDERS
Malaise	2 (13%)	0	2 (13%)	1(7%)
Feeling Hot	0	1 (7%)	0	0
NERVOUS SYSTEM DISORDERS
Headache	4 (27%)	7 (47%)	9 (60%)	1 (7%)

Group A:   Low Dose - Day 0, 7                    Group B:   Low Dose - Day 0, 2, 4

Group C: Low Dose - Day 0, 28                    Group D:  High Dose - Day 0, 28

Solicited symptoms were collected from subjects for seven days following immunization.

Study 103. Placebo Controlled Study

In this Phase 1 study (VXA-NVV-103) designed to evaluate the bivalent norovirus vaccine administration (VXA-GI.1-NN and VXA-GII.4-NS), 80 healthy adults were randomized into one of four treatment groups. Treatment Group 1 had an open-label sentinel group of five subjects who were enrolled prior to initiation of the subsequent treatment groups. The five sentinel subjects received the monovalent GII.4 vaccine and were monitored for safety and immunogenicity. Randomization was 1:1:2:1 for Treatment Groups 1 through 4, respectively. Patients received the complete investigational dose of 5 × 1010 IU within the monovalent vaccine treatment arms and 1x 1011 IU in the bivalent treatment arm or placebo tablets.

Safety Results. 103 Study

Solicited Symptoms. In the first seven days following study drug administration, 37 study subjects had at least one solicited adverse event reported with 33/65 (51%) subjects in the VXA-NNV-103 vaccine groups and 4/15 (27%) of subjects in the placebo group (See Table 3). Most subjects reported solicited symptoms that were mild in intensity. Five subjects reported solicited symptoms of Grade 3 severity. The percentage of subjects with any solicited symptoms was similar among treatments (See table below). Diarrhea and malaise were the most common solicited symptoms following vaccine administration, reported by subjects in all three active treated groups (20%-27% subjects). The incidence of diarrhea was higher across the vaccine treated subjects compared to placebo. The incidence of nausea and headache was highest in Bivalent GII.4/GI.1 group compared to other groups. The incidence of malaise/fatigue was higher across the vaccine treated subjects compared to placebo. Myalgia and fever was reported only in the vaccine treated subjects. In summary, both vaccines were safe when given as a monovalent vaccine or in combination as a bivalent vaccine. The most common symptoms were mild diarrhea and mild malaise both reported in about 20% of vaccine recipients. There were no deaths, serious adverse events, adverse events of special interest, new onsets of chronic illness, or subject discontinuations due to TEAEs in this study.

Table 3. Norovirus Study 103 Solicited Systems – Number and Percent of Subjects Reporting TEAEs.

Adverse Events*	Monovalent GII.4 (N=20) n (%)	Monovalent GI.1 (N=15) n (%)	Bivalent GII.4/GI.1 (N=30) n (%)	Placebo (N=15) n (%)
Number of Subjects with Any Symptoms	9 (45%)	8 (53%)	16 (53%)	4 (27%)
Gastrointestinal disorders
Abdominal pain	3 (15.0)	1 (6.7)	4 (13.3)	2 (13.3)
Diarrhea	4 (20.0)	3 (20.0)	6 (20.0)	1 (6.7)
Nausea	3 (15.0)	1 (6.7)	6 (20.0)	2 (13.3)
Vomiting	1 (5.0)	0 (0.0)	2 (6.7)	0 (0.0)
General disorders and Nervous system disorders
Malaise	4 (20.0)	4 (26.7)	6 (20.0)	1 (6.7)
Myalgia (Muscle Pain)	2 (10.0)	2 (13.3)	2 (6.7)	0 (0.0)
Anorexia	0 (0.0)	0 (0.0)	1 (3.3)	0 (0.0)
Headache	2 (10.0)	2 (13.3)	7 (23.3)	2 (13.3)
Fever	1 (5.0)	2 (13.3)	1 (3.3)	0 (0.0)

Solicited symptoms were collected from subjects for 7 days following immunization

Unsolicited Events. A total of 14 subjects reported a TEAE. The incidence of TEAEs was highest in the placebo group (33.3%) compared with the monovalent GI.1 group (26.7%), monovalent GII.4 group (15.0%), and the bivalent GII.4/GI.1 group (6.7%). The incidence of study vaccine related TEAEs was highest in the monovalent GI.1 group (20%) compared with the placebo group (13.3%), monovalent GII.4 group (5.0%), and the bivalent GII.4/GI.1 group (3.3%). One subject in the monovalent GII.4 group reported an SAE of Hyperemesis Gravidarum which was deemed by the site investigator to be unrelated to study drug.

Safety Summary from the Three Studies.

186 subjects were treated with Vaxart norovirus vaccines in the three Phase 1 studies. The vaccine was well tolerated, with no severe adverse events that were attributable to the vaccine reported in any study. The most common solicited adverse event was headache  (27.5%), but this was relatively similar to the 28.6% of subjects in the placebo group. In two of the studies there was a higher incidence of diarrhea (20.5%) reported in the vaccine treatment groups versus the placebo group (11.4%). However, in the high dose group in the 102 study, there was only one subject (6.7%) reporting diarrhea even after receiving two administrations of vaccine at the highest dose. These results in total suggest that there were no dose dependent effects that impacted safety.

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

Table 4. Study 101, Least Squared Geometric Mean Titer (LSGMT) for Leb BT50 assay.

HBGA	Leb
Group	D0 LSGMT (95 CI)	D28 LSGMT (95 CI)	LSGMR	p value*
Low	26.2 (16.6-41.2)	59.0 (33.0-105.4)	2.3	0.0459
High	25.8 (18.3-36.2)	98.5 (64.4-150.7)	3.8	0.0003
Placebo	24.6 (15.3-39.3)	27.4 (17.0-44.2)	1.1	Reference
	Overall significance			0.0017

*Significance by Mann-Whitney vs. placebo; overall significance by Kruskal-Wallis Test.

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

Memory Cells. Memory cells are long-lived cells that are important for the rapid induction of immunity following infection. A goal of most vaccines is to safely induce immunological memory to protect people from actual infection. Antigen specific memory B cells were investigated after culturing PMBCs with polyclonal stimulators. VP1 specific IgG memory B cells were higher than IgA memory B cells in the day 0 samples (Figure 9). Post immunization, the response at day 7 was higher for IgA memory B cells, with a geometric mean fold rise, or GMFR, of 15.3 for IgA versus 6.5 for IgG between day 0 and 7, before declining again at day 28. In the low dose group, the GMFR was 7.4 for IgA and 3.7 for IgG was observed between days 0 and 7. This decline from day 7 to day 28 may have resulted from homing of circulating B cells from the peripheral blood to the intestinal lymphoid tissues via expression of high levels of the mucosal homing receptor, α4β7. In the high dose group at day 7, 20/23 (87%) IgA and 19/23 (83%) for IgG showed ≥ 2-fold increase over day 0. In the low dose group at day 7, 18/23 (78%) for IgA and 13/23 (57%) for IgG showed ≥2-fold increase over day 0.

Fecal and Saliva IgA. Norovirus VP1 specific mucosal IgA was explored directly by looking at fecal and saliva samples. Because the quantity of IgA is highly variable within these samples, total IgA was also measured and the ratio between VP1- specific IgA/total IgA for each sample was examined. Samples with IgA levels below the detection limit were excluded from analysis. The increase in the ratio of specific IgA to total IgA was measured between baseline and day 28 (and baseline and day 180 for fecal IgA). In the high dose group, 9/19 (47%) fecal samples were responders with a four-fold rise or greater IgA response at day 28, and 9/21 (43%) at day 180 (Figure 10). The average fold increases in specific IgA/total IgA ratio were 17.2 and 9.7. These results are significantly higher than the placebo group where 2/18 (11%) and 0/16 (0%) were found to have fourfold or better increases on days 28 and 180 (P=0.029 and P=0.0049 respectively), with average increases of 1.8 and 1.0 (Figure 10). The low dose group had a similar response as the high dose, with 7/20 (35%) and 5/16 (31%) with fourfold or greater increases on days 28, and 180 respectively. The number of responders trended higher than placebo on day 28, but the difference was statistically significant on day 180 (P=0.13 and 0.043). The low dose group had a 36.2-fold increase on day 28, and a 5.6-fold increase on day 180 (Figure 10). Fewer subjects had detectable increases in the specific IgA to total IgA ratios in saliva samples of treated subjects at day 28 (Figure 11). The average increase in the specific IgA/total IgA ratio was 2.0 for the low dose, 2.9 for the high dose group, and 1.2 for the placebo group. The high dose and low dose groups had each had four subjects with a fourfold rise in the specific response, versus none for the placebo group. These results demonstrate that the vaccine can induce antibody responses that are measured in the mucosa, particularly in the intestinal mucosa, which is the site of norovirus infection.

Fig. 6. Geometric Mean Titers vs. Time.

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

Table 5. Study 102, Geometric Mean Titer (GMT) for Leb BT50 assay roger.

Group	Description	DO GMT	D28 (or D36)	GMFR	GMT D56	GMFR D56
A	Low, 2X, 7 days apart	32.2	64.5	2.0	66.0	2.0
B	Low, 3X, 2 days apart	31.5	51.2	1.6	42.5	1.4
C	Low, 2X, 28 days apart	29.4	66.0	2.2	64.5	2.2
D	High, 2X, 28 days apart	21.3	85.1	3.8	75.8	3.6

ASCs. Additional immunological analysis was performed by comparing the ASC responders between groups. The high dose group had 14 out of 15 subjects respond to the vaccine, with an average IgA ASC count of 698 per 1X106 cells. Following a second dose, the subject that didn’t respond the first time had a significant increase in ASC counts so all 15 subjects (100%) were able to elicit an ASC response following two doses. As typical, subjects that had a high number of ASC counts after the first immunization had a low response after the 2nd dose. The low dose groups were compared by examining the overall response rate, since the dosing and the analysis were performed at different intermediate timepoints. Group A had the highest overall response rate where 12/14 subjects (86%) were able to induce meaningful ASC responses after one or two doses. Slightly lower responders were observed in group B, where only a few subjects had a response after the first dose, but more subjects responded after additional vaccine doses. Group C had the most variable responses of any group. The average number of spots was 839 per 1X106 cells after the first dose, but this was the result of several subjects having extremely high numbers of spots (three subjects had greater than 1500 per 1X106), mixed with many subjects that didn’t respond at all.

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

Immunogenicity Results - Study 103

BT50 Titers. There was a significant increase in the titers of serum GI.1 HBGA blocking antibodies by BT50 at Day 29 in the Monovalent GI.1 and Bivalent GII.4/GI.1 from Day 1 values. There was a significant increase in the GMT of serum GII.4 HBGA blocking antibodies by BT50 at Day 29 in the Monovalent GII.4 and Bivalent GII.4/GI.1 from Day 1 values. Serum assays such as the BT50 showed a two- to three-fold increase in titer and a 50% seroconversion rate. No significant differences in the GMT of serum GI.1 HBGA blocking antibodies by BT50 were seen between the Monovalent GI.1 and Bivalent GII.4/GI.1 groups. No significant differences in the GMT of Serum GII.4 BT50 GMT were seen between the Monovalent GII.4 and Bivalent GII.4/GI.1 groups.

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

The average counts of ASC GI.1 IgG were similar across treatment groups on Day 1. However, on Day 8, statistically significant increases in the average counts of ASC GI.1 IgG were seen in the Monovalent GII.4 group (p=0.0002), Monovalent GI.1 group (p=0.0019), and the Bivalent GII.4/GI.1 group (p<0.0001) compared with placebo. No significant differences in the average counts of ASC GI.1 IgG were seen between the Monovalent GI.1 and Bivalent GII.4/GI.1 groups (p=0.4172). The number of subjects with the ASC responses was highest in the Bivalent GII.4/GI.1 group (81.5%) compared with the Monovalent GI.1 group (57.1%), Monovalent GII.4 group (47.4%), and placebo group (6.7%).

The average counts of ASC GII.4 IgG were similar across treatment groups on Day 1. However, on Day 8, statistically significant increases in the average counts of ASC GII.4 IgG were seen in the Bivalent GII.4/GI.1 group (p<0.0001) and Monovalent GII.4 group (p<0.0001) compared with placebo. No significant differences in the average counts of ASC GII.4 IgG were seen between the Monovalent GII.4 and Bivalent GII.4/GI.1 groups (p=0.2694). Number of subjects with response was highest in the Bivalent GII.4/GI.1 group (92.6%) compared with Monovalent GII.4 group (84.2%) and Monovalent GII.4 group (14.3%).

Fig. 14. Plot of ASC GI.1 and GII.4 IgA and IgG response on Day 8 by Dose Group (PP Population).

Caption. The different groups were assessed for IgA and IgG ASC counts in the peripheral blood on Study Day 8 (seven days post immunization). Individual subjects were assessed for both GII.4 (purple) and GI.1 (orange) and plotted as a dot, with the average response for the group shown with a solid black line. These results show that the bivalent group could induce IgA and IgG responses to both GI.1 and GII.4, compared to the placebo group where no significant ASC responses were observed. Further, the monovalent and bivalent groups had similar average responses, demonstrating a lack of interference when the two vaccine strains were given together.

Norovirus Oral Tablet Vaccine Clinical Development Pathway

Phase 1 Bivalent Norovirus Trial. The bivalent Phase 1 trial was designed to assess the safety and immunogenicity of the two individual GI.1 and GII.4 norovirus vaccines, and to evaluate potential interference between the two vaccines. The active portion of trial was completed in the course of 2019, and topline results were reported in the third quarter of 2019.

Phase 2 Norovirus GI.1 or GII.4 Strain Challenge Study. We may conduct a challenge study with our monovalent GI.1 or GII.4 norovirus vaccine candidate dependent on the availability of resources, vaccine and challenge strains.

Phase 2 Efficacy and Safety Trial. This trial will be designed to assess the safety, immunogenicity and possibly the efficacy of the bivalent vaccine in an expanded population of adults ranging in age from 18 to 49 years and step up to adults age 50 to 64, and 65 and older.

Path to Approval. After completing the Phase 2 trial, we anticipate requesting an End-of-Phase 2 meeting with the FDA to discuss the design of a pivotal Phase 3 trial that would support licensure.

Additional Age Groups

●

Older Adults, Elderly Population. Following successful completion of the bivalent Phase 1 trial in healthy adults age 18 to 49, we are ready to conduct sequential Phase 1 and Phase 2 clinical trials in healthy adults age 50 to 64 years and age 65 and older, designed to support the safety and immunogenecity of our tablet vaccine candidate for these age groups. Following these studies, we expect to engage in discussions with the FDA to determine the requirements for a Phase 3 pivotal study or studies, and licensure.

●

Pediatric Population. Our current tablet vaccine candidates are designed for delivery to the gut in solid dosage form using an enteric-coated tablet which we believe is the optimal vaccine delivery system for the adult population and children eight years and older. For children six months to seven years in age, we plan to develop proprietary liquid formulations that can deliver the vectored vaccine intact to the gut. Development of our norovirus vaccine in the pediatric population will proceed with a stepdown approach through progressively younger age segments (i.e. 9-17 years, 5-8 years, 2-4 years, 6 weeks-2 years).

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

According to a CDC commissioned-report based on 2003 population figures, in the United States seasonal influenza costs an average of over 600,000 life-years lost, 3.1 million hospitalized days, and 31.4 million outpatient visits annually. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

The CDC generally recommends that individuals 6 months and older be vaccinated annually against influenza. In the U.S., this means an influenza vaccination is recommended for more than 300 million people. During the 2017/2018 influenza season, approximately 137 million doses of the influenza vaccine were delivered in the United States. Differentiated flu vaccines in the U.S. market continue to demonstrate the ability to ask for premium prices based on the additional value they provide to public health. According to a 2017 Datamonitor Healthcare report the seasonal influenza vaccines market within the United States and five major European markets (France, Germany, Italy, Spain and the UK) will increase from $2.7 billion in the 2016/17 season to $3.4 billion in the 2025/26 season. We believe, worldwide, the primary drivers of market growth include increasing awareness, increasing vaccination coverage in emerging countries, rising government support for immunization against seasonal influenza, pricing increases due to product differentiation and increased focus on the production and advancement of vaccination treatments.

Limitations of Current Seasonal Influenza Vaccines

Despite the number of cases of influenza diagnosed in the United States, according to the CDC, in the 2018/2019 seasonal influenza season, only approximately 49% of the total U.S. population was vaccinated against influenza, with particularly low vaccination rates among adults between ages 18 and 49. According to the CDC, less than 35% of adults between ages 18 and 49 were vaccinated during the 2018/2019 influenza season. We believe the low vaccination rates among this population are largely attributed to the following limitations of injectable vaccine administration:

Limitations for Providers

●	longer manufacturing, shipping and handling time for suppliers;

●	cold storage requirement throughout the logistics chain;

●	the need for healthcare professional oversight during and after the vaccination procedure;

●	potential for needle injuries; and

●	medical waste.

Limitations for Users

●	inconvenience and time commitment required to obtain vaccine at a clinic or pharmacy;

●	fear of needles;

●	pain at injection site; and

●	potential for allergic reactions to the egg component of the vaccine.

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

Phase 1 Trial VXA02-003, H1N1 Influenza Vaccine Candidate, 1011 IU Dose

The second H1N1 trial was a tablet vaccine trial at a dose of 1 x 1011 IU, delivered in a single administration. We observed a favorable safety and tolerability profile at this dose level. An HAI seroconversion rate of 75% was measured in the vaccine group, compared to 0% in the placebo group. 92% of subjects had a four-fold increase in Micro Neutralization, or MN, titer after the single administration of tablets. Both the HAI seroconversion rate and the MN responses were substantially higher than the respective rates that we observed at lower doses in Trial VXA02-001. The side effects of the vaccine or placebo in the first seven days following administration were mild with no serious adverse effects. In the first seven days following administration, there were eight total solicited adverse events reported in the vaccine and placebo groups (four in each group). All of these adverse events were grade 1 in severity. The most frequent adverse event was headache (two in placebo, and one in the vaccine group). There were no serious adverse events and no new onsets of chronic illnesses related to the adjuvant recorded during the entire one year follow up period of the study.

The table below summarizes the trial design and results (serum antibody responses) of our two placebo-controlled Phase 1 H1N1 clinical trials.

Table 6. Overview: H1 Influenza Phase 1 Placebo-Controlled Studies.

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

Phase 1 Trial. Influenza B

In 2015 and 2016, we conducted a randomized, double-blind, placebo-controlled Phase 1 trial to test the safety and immunogenicity of an influenza B tablet vaccine. A total of 54 healthy adults age 18 to 49 were enrolled, with 38 receiving the vaccine and 16 receiving placebo. To participate in this trial, subjects were required to have an initial HAI measure of no greater than 1:20. The active phase of the trial was through day 28, with the follow-up phase for monitoring safety to continue for one year. All subjects who received the vaccine received a single dose of either 1 x 10 10 IU or 1 x 1011 IU on Day 0.

Safety. The side effects of the vaccine or placebo in the first seven days following administration were generally mild with no serious adverse events. There were no notable differences between the active dose groups and placebo in safety and tolerability.

HAI. In the placebo group, HAI GMT remained essentially unchanged (1:33) at day 28 post dosing. The GMFR of HAI titers both active treated groups at day 28 post dosing was about 2-fold, and independent of dose. For the vaccinated groups receiving either 1×1010 IU or 1×1011 IU, seroconversion was observed in 5/19 subjects (26.3%) and 3/19 subjects (15.8%), respectively. There were no seroconversions in the placebo group.

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

●

Safety. The side effects of the vaccines and placebo in the first seven days following administration were generally mild. In the first seven days following administration, the solicited adverse events reported in the vaccine and placebo groups were mostly grade 1 in severity, and none were above grade 2. The most frequent solicited adverse event was headache in our tablet vaccine group (7%), injection site tenderness in the commercially licensed inactivated vaccine group (26%) and headache in the placebo group (19%). There were no serious adverse events and no new onsets of chronic illnesses related to our vaccine adjuvant recorded during the follow up period of the study. The graphs below show the distribution and severity over time of local and systemic (Figures 14 and 15) solicited adverse events.

Fig. 15. Maximum Severity of Solicited Local Symptoms.

Caption. Solicited local symptoms were collected for seven days following immunization. The severity of solicited symptoms is indicated for each treatment group over time. All events were mild.

Fig. 16. Maximum Severity of Solicited Systemic Symptoms.

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

Table 7. H1 Influenza Phase 2 Challenge Study: Illness Rates*.

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

Efficacy – Shedding

Shedding represents influenza virus that is detected in nasal swabs post infection and is representative of viral infection and replication. In the study, 44.8% of subjects in VXA-A1.1 had at least one day positive for shedding, versus the commercial injected vaccine where 53.7% were positive for shedding and where 71.0% of placebo subjects were positive for shedding. There were no statistically significant differences observed between our tablet vaccine and the commercial inactivated influenza vaccine for viral shedding area under the curve, or AUC. However, AUC was calculated using a standard logarithmic trapezoidal method and included only detectable shedding during the first five days of the duration of shedding, with subjects removed from the analysis that didn’t shed influenza for 5 days (a zero value cannot be used in log calculations and integrated). This may have led to an underestimate of the effect on viral shedding for the two vaccines relative to placebo. Therefore, in order to better determine the effect of the vaccines on shedding, an alternative method was used in which volunteers were defined as infected if they had detectable viral shedding at any time 36 hours after challenge. This approach eliminated possible issues related to calculations (log calculations of zero values) and of large doses of challenge virus (first 36 hours might be pass through rather than replicating influenza). In a Bayesian analysis, both vaccines significantly reduced the probability of shedding relative to placebo (Bayesian posterior p=0.001 for our tablet vaccine and p=0.009 for the commercial inactivated influenza vaccine). There is also trend toward greater efficacy for our vaccine with a posterior probability of approximately 80% (Table 8).

Table 8. H1 Influenza Phase 2 Challenge Study: Infection Rates*.

Treatment Arm	N	Number Infected	Percent (95% CI)	Posterior P
Placebo	31	22	71% (55-85%)	-
Commercial	54	24	44% (32-58%)	0.009
Vaxart Vaccine	58	21	36% (24-49%)	0.001

*Infection was defined as any positive quantitative reverse transcriptase polymerase chain reaction (qRT-PCR) detectable shed influenza virus on any day after 36 hours from viral challenge. In a Bayesian analysis, both vaccines provide a statistically significant protection against infection. There is also trend toward greater efficacy for our vaccine with a posterior probability of approximately 80%.

Immunogenicity

HAI responses. HAI measures the ability of serum antibodies that can disrupt binding of influenza virus to red blood cells. Historically, HAI correlates to protection for injected influenza vaccines. HAI responses were measured 30 days following immunization to determine the number and percentage of volunteers that seroconverted. In our tablet vaccine group, 32% of volunteers achieved seroconversion. In the commercial inactivated influenza vaccine group 84% of volunteers achieved HAI seroconversion at 30 days post vaccination. This difference was statistically significant (P < 0.001, Fisher’s Exact test). There were no subjects in the placebo group who achieved seroconversion at 30 days post vaccination. Since 32% of subjects seroconverted in the Vaxart tablet vaccine group achieved HAI seroconversion, but 71% of subjects were protected from illness following influenza challenge, HAI seroconversion appeared not to be a reliable indicator of protection for the Vaxart vaccine. The table below summarizes the HAI data. The GMT, GMFR, percentage of volunteers who had a fourfold rise in their HAI and the percentage of subjects who seroconverted are reported.

Table 9. Hemagglutination Antibody Inhibition (HAI) Geometric Mean Titer (GMT) and Geometric Mean Fold Rise (GMFR) Results Post Dosing with 95% Confidence Intervals by Strain, Study Day and Treatment Group.

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

IgA Antibody Secreting Cells. B cells specific for influenza HA (IgA antibody secreting cells or IgA ASCs) were measured at baseline and eight days following immunization in order to determine the B cell responses to the vaccines. At eight days following vaccination, subjects in the commercial inactivated influenza vaccine group had significantly higher mean numbers of spots per 106 cells (p<0.001, Wilcoxon test) and significantly higher percentages of subjects with greater than 8 spots per 106 cells (p<0.001, Fisher exact). At Day 8, the commercial inactivated influenza vaccine group had mean spots 286 per 106 cells compared to mean spots of 116 per 106 cells for the Vaxart tablet vaccine. Additionally, the commercial inactivated influenza vaccine group had a 96% response rate compared to 71% in the Vaxart tablet vaccine group. The table below summarizes these data.

Table 10. ASC Response for IgA and IgG Assays by Study Day and Treatment Group – Vaccination Phase.

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

Correlation of IgA ASCs with Illness for the Vaxart Tablet Vaccine. As stated above, the absolute mean number of ASCs was higher for the commercial inactivated influenza vaccine group (286 spots per 106 cells) than for the Vaxart tablet vaccine (116 spots per 106 cells). However, when a comparison was made between the two vaccines of the ratio of IgA ASCs in volunteers that were not ill divided by volunteers that were ill following challenge, the Vaxart tablet vaccine group had a ratio of 4.7, compared to a ratio of 1.4 for the commercial injected vaccine. In a logistics fit model with illness compared to non-illness as the outcome, and IgA ASC as the independent variable, the model showed that the Vaxart tablet vaccine IgA ASC could predict ill versus non-ill, but the logistics fit model for the commercial inactivated influenza vaccine could not (p=0.0005 for our vaccine, p=0.3066 for the commercial injected vaccine for whole logistic model). These data suggest that IgA ASC is important for protection against influenza for our oral vaccine, but not for injected commercial vaccines. These data also suggest that there are qualitative differences between B cells induced post immunization by different methods. We are actively exploring these qualitative differences.

Fig. 17. IgA ASCs Correlate with Illness for Vaxart Tablet Vaccine.

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

Fig. 18.  Survival in ferrets vaccinated with seasonal influenza and challenged with H5N1 Vietnam.

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

Seasonal Influenza Clinical Development Strategy and Pathway

We aim to partner with and/or to obtain funding from the U.S. federal government to finance the development and commercialization of our seasonal quadrivalent influenza oral tablet vaccine. In the future, we may also consider equity offerings and/or debt financings to fund the program.

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

In women, many HPV infections of the cervix will spontaneously resolve and clear within two to three years, but women who have a persistent infection are at high risk of developing cellular abnormalities known as cervical intraepithelial neoplasia, or CIN, which can progress to invasive cancer over time. More than 400,000 women are diagnosed with CIN annually in the United States, with an annual incidence estimate for CIN1 and CIN2/3 at 1.6 and 1.2 per 1,000 women, respectively.

There are currently no approved therapeutic vaccines to treat HPV infection or cancer. Current treatment options for women infected with HPV (see below) include monitoring CIN status, surgical procedures to remove affected tissue, and chemotherapeutic or radiation therapies to treat localized or metastatic cervical cancer. Therefore, a medical need remains for a therapeutic vaccine to treat women with HPV-associated CIN and/or cervical cancer.

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

Fig. 19.  Small Tumor Vaccine Study.

Caption.  In the small tumor vaccine study (Study 1), tumors were allowed to grow for seven days before beginning the immunization schedule. Animals given the Vaxart HPV vaccine (Ad-HPV) were protected against tumor growth and survived better. This was the case whether or not a checkpoint inhibitor was used.

Fig. 20.  Large Tumor Vaccine Study.

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

Fig. 21.  The Ad-HPV vaccine induces T cells that migrate to the tumors.

Caption.  The number of CD4 and CD8 T cells found within the tumor were analyzed by flow cytometry. The Ad-HPV groups were found to elicit T cells that transited to the tumor, with the Ad-HPV plus checkpoint inhibitor creating slightly more T cell transit than the Ad-HPV vaccine alone.

Near Term HPV Vaccine Development Strategy

Preclinical

The next steps in the vaccine development are to complete the nonclinical studies, which may include a toxicology study using Good Laboratory Practices, or GLPs, to support an investigational new drug, or IND, filing for this vaccine. The exact nature of these studies will be determined in consultation with the FDA.

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

General

Currently, all HPV development is on hold while the Company is focusing its efforts on the COVID-19 vaccine.

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

Bulk Vaccine Manufacturing (Drug Substance)

From inception through December of 2017, we relied on third-party contract manufacturers to manufacture clinical cGMP bulk drug substance for our influenza and norovirus tablet vaccine candidates. Starting in 2017, we invested in developing our own bulk vaccine manufacturing process with the aim to establish a small cGMP bulk manufacturing facility at our corporate headquarters in California for manufacturing cGMP product for our Phase 1 and small Phase 2 trials. During the fourth quarter of 2019, a decision was made to discontinue all activities related to in-house bulk manufacturing and revert to relying on third-party contract manufacturers. Since then, the Company has terminated its manufacturing staff and focused on establishing process development and bulk manufacturing capabilities with third parties.

In July 2019, we entered into a relationship with Lonza Houston, Inc., or Lonza to manufacture bulk norovirus GI.1 and GII.4 vaccine under cGMP. Since then, Company has suspended the Lonza manufacturing agreement, pending the outcome of the norovirus partnering discussions. Lonza and Vaxart are currently engaged in discussions regarding Vaxart’s remaining rights and any payments that may be due under the terms of the its agreement with Lonza.

Vaccine Tablet Manufacturing (Drug Product)

From inception through December of 2017, we contracted with third-party contract manufacturers for the manufacture, labeling, packaging, storage and distribution of our drug product. During 2016, we established drug product manufacturing capabilities at our corporate headquarters. Our facility is licensed by the State of California Department of Public Health Food and Drug Branch to manufacture drug product for clinical trials.

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

We may also face significant competition in pursuing partnership opportunities and strategic acquisitions from other companies, financial investors and enterprises whose cost of capital may be lower than ours. Competition for future partnerships or asset acquisition opportunities in our markets is intense and we may be forced to increase the price we pay for such assets.

Seasonal Influenza Vaccine Candidate

We believe our seasonal influenza vaccine candidate would compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. The major global non-recombinant injectable vaccine competitors include Astellas Pharma Inc., Abbott Laboratories, AstraZeneca UK Limited, Baxter International Inc., Research Foundation for Microbial Diseases of Osaka University, Seqirus-bioCSL Inc., GSK, Sanofi S.A., or Sanofi, Pfizer Inc., and Takeda Pharmaceutical Company Limited, or Takeda. Non-recombinant intranasal competition includes MedImmune, Inc., or MedImmune, and potentially others. Recombinant injectable competitors include Sanofi, Medicago and Novavax, Inc., or Novavax. Many other groups are developing new or improved flu vaccine or delivery methods.

Norovirus Vaccine Candidate

There is currently no approved norovirus vaccine for sale globally. We believe that Takeda is developing a norovirus vaccine that would be delivered by injection. There may be other development programs that we are not aware of.

HPV Therapeutic Vaccine Candidate

There is currently no approved HPV therapeutic vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. We believe that several companies are in various stages of developing an HPV therapeutic vaccine including Inovio Pharmaceuticals, Inc., or Inovio, Advaxis, Genexine, and several others.

Coronavirus Vaccine Candidate

There is currently no approved coronavirus vaccine for sale globally; however, many vaccine manufacturers, academic institutions and other organizations currently have programs to develop such a vaccine. We believe that several companies are in various stages of developing a coronavirus vaccine including Moderna, Inc., Sanofi, Janssen, Inovio, Novavax, AIM ImmunoTech Inc. and several others.

Inavir

Other anti influenza antivirals are marketed in Japan, including Tamiflu and Relenza. On February 23, 2018, Osaka-based drug maker Shionogi gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Since its launch, Xofluza has gained significant market share from Inavir in Japan, substantially reducing the sales of Inavir in Japan by Daiichi Sankyo. This has had a significant negative impact on the royalty payments we have received from Daiichi Sankyo and may continue to have a significant negative impact on our future royalty revenues.

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

●

Vaccine Platform Technology. As of December 31, 2019, we hold three U.S. patents with granted claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2019, we hold more than 50 issued foreign patents and one pending foreign patent application related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and hold one Singapore patent and 16 pending applications in the United States and around the world related to our tablet vaccine formulation technology. This patent and any patents issuing from these applications will expire in 2035, or later if patent term extension applies.

●

Influenza, Norovirus and RSV Vaccine Candidates. As of December 31, 2019, we have filed 12 applications in the United States and around the world relating to our norovirus and RSV vaccine candidates. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies. We have been issued 13 foreign patents related to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	Relenza. As of December 31, 2019, we no longer own any Relenza patents, the last Japanese patent related to Relenza, which was exclusively licensed to GSK, having expired in July 2019.

●

Inavir. As of December 31, 2019, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. The last patent related to Inavir in Japan is set to expire in December 2029, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received.

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, Public Health Service Act, or PHSA, and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND which must become effective before human clinical trials may begin;

●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCP, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●

submission to the FDA of a Biologics License Application, or BLA, for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of nonclinical testing and clinical trials;

●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or licensure, of the BLA.

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

●

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in subjects.

●

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA, as discussed below.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal FCA prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

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

Employees

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. As of December 31, 2019, we had 14 full-time employees of whom seven were engaged in research and development, or R&D, and seven were engaged in finance, human resources, administration, business and general management or, collectively, G&A. We do not have collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks Related to Our Business, Financial Position and Capital Requirements

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. This virus continues to spread globally and, as of March 16, 2020, has spread to over 140 countries, including the United States, and efforts to contain the spread of COVID-19 have intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. There may be interruptions to our supply chain due to the inability of manufacturers to continue normal business operations and to ship products. In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. We are currently working to enhance our business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

We have a limited operating history and have generated only limited product revenue.

Even though we generate royalty revenue from Inavir, our commercialized influenza product, we are at an early stage in our clinical development process and have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured our tablet vaccine candidates at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

Our ability to generate significant revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our tablet vaccine candidates for the treatment of coronavirus, norovirus, seasonal influenza, respiratory syncytial virus, or RSV, cervical cancer and dysplasia caused by human papillomavirus, or HPV, and other infectious diseases, and to obtain the necessary regulatory approvals.

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

●

add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts;

●	develop, in collaboration with others, manufacturing capabilities for bulk materials and manufacture commercial quantities of our product candidates at acceptable cost levels;

●	achieve broad market acceptance of our product candidates in the medical community and with third-party payors and consumers;

●	attract and retain an experienced management and advisory team;

●	launch commercial sales of our product candidates, whether alone or in collaboration with others;

●	develop, in-license or acquire product candidates or commercial-stage products that we believe can be successfully developed and commercialized; and

●	maintain, expand and protect our intellectual property portfolio.

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

We have generated only limited product revenues and we expect to continue to incur substantial and increasing losses as we continue to pursue our business strategy. Our product candidates have not been approved for marketing in the United States and may never receive such approval. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate significant revenue and achieve profitability is dependent on our ability to complete development, obtain necessary regulatory approvals, and have our product candidates manufactured and successfully marketed. We cannot be sure that we will be profitable even if we successfully commercialize one of our product candidates. If we do successfully obtain regulatory approval to market our tablet vaccine candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is received, the number of competitors in such markets, the price at which we can offer our product candidates and whether we own the commercial rights for that territory. If the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the market price of our common stock and our ability to raise capital and continue operations will be adversely affected.

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of coronavirus, norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2019, we had an accumulated deficit of $116.7 million.

We are largely dependent on the success of our tablet vaccines for the prevention of coronavirus infection, which is in early-stage preclinical development, and norovirus infection, which is still in early-stage clinical development, and if these tablet vaccines do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidates for coronavirus and norovirus. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our coronavirus and norovirus tablet vaccine. These tablet vaccines may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our tablet vaccines in the United States until we receive approval of a biologics license application, or BLA, from the FDA, or in any foreign countries until we receive the requisite approval from such countries. To date, we have only completed Phase 1 clinical trials for our bivalent norovirus tablet vaccine candidate. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our tablet vaccines for many reasons, including:

●	We may not be able to demonstrate that our tablet vaccine is safe and effective to the satisfaction of the FDA;

●	the FDA may not agree that the completed Phase 1 clinical trials of the norovirus vaccine satisfy the FDA’s requirements and may require us to conduct additional testing;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

●	the FDA may disagree with the number, design, size, conduct or implementation of one or more of our clinical trials;

●	the contract research organizations, or CROs, that we retain to conduct clinical trials may take actions outside of our control that materially and adversely impact our clinical trials;

●	the FDA may not find the data from our preclinical studies and clinical trials sufficient to demonstrate that the clinical and other benefits of our tablet vaccines outweigh the safety risks;

●	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA may not accept data generated at our clinical trial sites;

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

●	the FDA may require development of a risk evaluation and mitigation strategy as a condition of approval;

●	the FDA may identify deficiencies in our manufacturing processes or facilities; and

●	the FDA may change its approval policies or adopt new regulations.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our tablet vaccine candidates.

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our tablet vaccine candidates. We will require substantial additional capital to complete the development and potential commercialization of our tablet vaccine candidates for coronavirus, norovirus, seasonal influenza, RSV and HPV and the development of other product candidates. If we are unable to raise capital or find appropriate partnering or licensing collaborations, when needed or on acceptable terms, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

As of December 31, 2019, we had $13.5 million of cash and cash equivalents. Since then, we have received net proceeds of $9.1 million from the sale of common stock and common stock warrants from an equity financing in March 2020 and $9.8 million from the exercise of common stock warrants.

We believe these funds are sufficient to fund our operations under our current operating plan well into 2021 and possibly beyond. Our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	our ability to enter into partnering and collaboration agreements;

●	the initiation, progress, timing, costs and results of our planned clinical trials;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency, or EMA, and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending potential intellectual property disputes, including any patent infringement actions brought by third parties against us now or in the future;

●	the effect of competing technological and market developments;

●	the cost of establishing sales, marketing and distribution capabilities in regions where we choose to commercialize our product candidates on our own; and

●	the initiation, progress, timing and results of the commercialization of our product candidates, if approved, for commercial sale.

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

As of December 31, 2019, Armistice Capital Master Fund, Ltd., or Armistice, a hedge fund, beneficially owned approximately 52% of the voting power of our outstanding shares of common stock, having surpassed the 50% ownership threshold on September 30. As of that date, we were a “controlled company” within the meaning of the applicable Nasdaq listing rules. Due to the issuance of common stock to other investors in the first quarter of 2020, Armistice no longer owns more than 50% of our stock but, as of March 17, 2020, still beneficially owned more than 35% of the voting power of our outstanding shares.

As a result, Armistice has the ability to substantially influence us and exert significant control through this ownership position. Armistice may significantly influence the elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. Armistice’s interests may not always align with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which our other stockholders may not agree or that may not be in the best interests of our other stockholders. Further, Armistice is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of Armistice that could impact Armistice’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders.

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

Because the Merger in February 2018 resulted in an ownership change under Section 382 of the Code for Vaxart, Inc. and all of its subsidiaries, our pre-Merger U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations. Further ownership changes under Section 382 of the Code occurred in both April and September in 2019, subjecting us to further limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. The Merger resulted in an ownership change for both Vaxart, Inc. (formerly Aviragen Therapeutics, Inc., or Aviragen) and Vaxart Biosciences; accordingly, our U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. Annual usage was restricted to 1.97% of the combined organization’s value on February 13, 2018. Furthermore, in both April and September 2019, further ownership changes occurred, causing further limitations on the use of our net operating loss carryforwards, with annual usage now restricted to 1.89% of the combined organization’s value on September 30, 2019. Additional ownership changes in the future could result in further limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

We rely on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Wouter W. Latour, M.D. and our Chief Scientific Officer, Sean N. Tucker, Ph.D. The employment of our executive officers is at-will and our executive officers may terminate their employment at any time. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

Recruiting and retaining qualified scientific, clinical and sales and marketing personnel is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our industry has experienced an increasing rate of turnover of management and scientific personnel in recent years. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in devising our research and development and commercialization strategy. Our consultants and advisors may be employed by third parties and have commitments under consulting or advisory contracts with other entities that may limit their availability to advance our strategic objectives. If any of these advisors or consultants can no longer dedicate a sufficient amount of time to us, our business may be harmed.

We will need to expand our organization, and may experience difficulties in managing this growth, which could disrupt operations.

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2019, we had 14 full-time employees, which by March 17, 2020, had declined to ten, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may negatively impact the trading price of our common stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2019, we concluded that our internal controls and procedures were effective as of December 31, 2019, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a quarterly report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will be required to attest annually to the effectiveness of our internal control over financial reporting in the future should our public float exceed $250 million. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis.

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

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a minimum bid requirement. Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Staff of The Nasdaq Stock Market LLC on May 22, 2019. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day grace period, or until November 18, 2019, to regain compliance with the minimum bid price requirement. The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period. We did not regain compliance with the Rule by November 18, 2019, however, because we provided written notice of our intention to cure the deficiency by effecting a reverse stock split and we met the Nasdaq Capital Market initial inclusion criteria set forth in Nasdaq Listing Rule 5505, except for the minimum $1.00 per share bid price requirement, we were granted an additional 180-calendar day compliance period, ending on May 18, 2020. We were able to regain compliance when our common stock closed above $1.00 in the 10 consecutive business days ended on February 13, 2020, however there can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

Any delisting of our common stock from Nasdaq would make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from The Nasdaq Capital Market, our common stock could cease to be recognized as a covered security and we could be subject to additional regulation in each state in which we offer our securities.

In the event that our common stock ceases to be listed on a national securities exchange, it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our tablet vaccine candidates, including that:

●	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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

●

regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of our tablet vaccine candidate for coronavirus and norovirus, in particular, will require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the study. Further, since there are no reliable animal models to norovirus infection, human challenge studies have been used to understand viral activity and possible immune correlates that prevent infection making trials costlier than animal-based studies.

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

We believe our seasonal influenza vaccine candidate will compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. The major non-recombinant injectable vaccine competitors include Astellas Pharma Inc., or Astellas, Abbott Laboratories, AstraZeneca UK Limited, Baxter International Inc., Research Foundation for Microbial Diseases of Osaka University, Seqirus-bioCSL Inc., GlaxoSmithKline plc, or GSK, Sanofi S.A., or Sanofi, Pfizer Inc., or Pfizer, and Takeda Pharmaceutical Company Limited, or Takeda. Non-recombinant intranasal competition includes MedImmune, Inc., or MedImmune, and potentially others. Recombinant injectable competitors include Sanofi and Novavax, Inc., or Novavax. Many other groups are developing new or improved flu vaccine or delivery methods.

There is currently no approved norovirus vaccine for sale globally. While we are not aware of all of our competitors’ efforts, we believe that Takeda is also developing a virus-like particle-based norovirus vaccine that would be delivered by injection.

There is currently no approved RSV vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. In addition, many other companies are developing products to prevent disease caused by RSV using a variety of technology platforms, including monoclonal antibodies, small molecule therapeutics, as well as various viral vector and VLP based vaccine technologies. While we are not aware of all of our competitors’ efforts, we believe that several companies are in various stages of developing an RSV vaccine including Pfizer, Merck and Co., Inc., GSK, Johnson & Johnson, Bavarian Nordic, Astellas, MedImmune, Novavax, and Sanofi, as well as the National Institute of Allergy and Infectious Diseases, an institute under the U.S. National Institutes of Health, and possibly others.

There is currently no approved HPV therapeutic vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. We believe that several companies are in various stages of developing an HPV therapeutic vaccine including Inovio Pharmaceuticals, Inc., or Inovio, Advaxis, Genexine, and possibly others.

There is currently no approved coronavirus vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have programs to develop such a vaccine. While we are not aware of all of our competitors’ efforts, we believe that Moderna, Sanofi, Janssen, Inovio, Novavax, AIM ImmunoTech Inc. and several others are in the early stages of developing vaccine candidates.

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

Any tablet vaccine candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such tablet vaccine candidate, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current good clinical practice, or GCP, requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a tablet vaccine candidate is granted, the approval may be subject to limitations on the indicated uses for which the tablet vaccine candidates may be marketed or to the conditions of approval. If a tablet vaccine candidate receives marketing approval, the accompanying label may limit the approved use of that tablet vaccine, which could limit sales.

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

If our tablet vaccine candidates, including our vaccine for coronavirus and norovirus, receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If they do not achieve an adequate level of acceptance, we may not generate significant revenues and become profitable. The degree of market acceptance, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Because we expect sales of our tablet vaccine candidate for coronavirus and/or norovirus, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of these tablet vaccines to achieve market acceptance would harm our business and could require us to seek additional financing sooner than we would otherwise plan.

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

Although we maintain product liability insurance coverage in the amount of up to $10 million per claim and in the aggregate, it may not be adequate to cover all liabilities that we may incur. Additionally, seasonal influenza is a covered vaccine of the National Vaccine Injury Compensation Program, and our participation in that program may require time and resources that impede product uptake, if approved. We anticipate that we will need to increase our insurance coverage as we continue clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Government involvement may limit the commercial success of our tablet vaccine candidates for coronavirus or influenza.

If a coronavirus or influenza outbreak occurs and is classified as a pandemic or large epidemic by public health authorities, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. We have not manufactured a pandemic vaccine to date, but if we were to do so, the economic value of such a vaccine to us could be limited.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus and influenza, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our influenza vaccines.

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

The seasonal nature of our target indications, in particular influenza, and competition from new products may cause unpredictable royalty revenues from Inavir and significant fluctuations in our operating results.

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

We earn royalty revenue from the net sales of Inavir and, until the royalty agreement expired in July 2019, Relenza, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. In addition, returns of products to our licensees that were sold in prior years are taken into account in the calculation of net sales for purposes of determining the royalty revenue we receive and the amount of such returns are generally unpredictable. Our licensees may encounter competition from new products entering the market, including generic copies of Inavir, which could adversely affect our royalty income. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received. On February 23, 2018, Osaka-based drug maker Shionogi & Co., Ltd. gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza may gain significant market share from Inavir in Japan, substantially reducing the sales of Inavir. This would significantly decrease the royalty payments we receive from Daiichi Sankyo Company, Limited.

In addition, all of our Relenza patents have expired, with the last substantial intellectual property related to the Relenza patent portfolio having expired in July 2019 in Japan. Further, we sold a portion of our Inavir royalties to HealthCare Royalty Partners III, L.P. in April 2016. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

If safety, tolerability, resistance, drug-drug interactions, competing products or efficacy concerns should arise with Inavir, our future royalty revenue may be reduced, which would adversely affect our financial condition and business.

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

Even though we generate royalty revenue from our two commercialized influenza products, all of our remaining product candidates are in early stages of development and their commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of one or more of our product candidates may have a material adverse effect on our business. For example, the Phase 2 trial of teslexivir, a product acquired through the merger with Aviragen, was costly and diverted resources from our other product candidates and did not achieve the primary efficacy endpoint, resulting in abandonment of development activities. The long-term success of our business ultimately depends upon our ability to advance the development of our product candidates through preclinical studies and clinical trials, appropriately formulate and consistently manufacture them in accordance with strict specifications and regulations, obtain approval of our product candidates for sale by the FDA or similar regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized, either by us or by a strategic partner or licensee. We cannot be sure that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

●	regulatory authorities or IRBs not authorizing us to commence or conduct a clinical trial at a prospective trial site;

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

●

our potential contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMP, or regulatory guidelines, or otherwise manufacturing material that we or regulatory authorities deem to be unsuitable for our clinical trials or commercial use;

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance.

We also rely on CROs to monitor and manage data for our clinical programs, as well as the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of these regulatory responsibilities.

We and our CROs are required to comply with the Good Laboratory Practice and GCP, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate significant revenues could be delayed.

If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. While we endeavor to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

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

We may not be successful in establishing and maintaining additional strategic partnerships, which could adversely affect our ability to develop and commercialize products, negatively impacting our operating results.

We continue to strategically evaluate our partnerships and, as appropriate, we expect to enter into additional strategic partnerships in the future, including potentially with major biotechnology or biopharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into strategic partnership agreements related to our product candidates could delay the development and commercialization of such candidates and reduce their competitiveness even if they reach the market. If we are not able to generate revenue under our strategic partnerships when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

If we fail to establish and maintain additional strategic partnerships related to our unpartnered product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise, for which we have not budgeted. If we were not successful in seeking additional financing, hiring additional employees or developing additional expertise, our cash burn rate would increase or we would need to take steps to reduce our rate of product candidate development. This could negatively affect the development of any unpartnered product candidate.

Strategic partnerships or acquisitions we have made or may make could turn out to be unsuccessful.

As part of our strategy, we monitor and analyze strategic partnership or acquisition opportunities that we believe will create value for our shareholders. We may acquire companies, businesses, products and technologies that complement or augment our existing business, however, such acquisitions could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of such transactions.

We may not be able to integrate any acquired business successfully or operate any acquired business profitably. In addition, integrating any newly acquired business could be expensive and time-consuming, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management's attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships.

We may fail to derive any commercial value from the acquired technology, products and intellectual property, including as a result of the failure to obtain regulatory approval or to monetize products once approved, as well as risks from lengthy product development and high upfront development costs without guarantee of successful results. Patents and other intellectual property rights covering acquired technology and/or intellectual property may not be obtained, and if obtained, may not be sufficient to fully protect the technology or intellectual property. We may also be subject to liabilities, including unanticipated litigation costs, that are not covered by indemnification protection we may obtain. As we pursue strategic transactions, we may value the acquired company or partner incorrectly, fail to successfully manage our operations as our asset diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. We may fail to value a partnership or acquisition accurately, properly account for it in our consolidated financial statements, or successfully divest it or otherwise realize the value which we originally anticipated or have subsequently reflected in our consolidated financial statements.

Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

Any failure by us to effectively limit such risks as we implement our strategic partnership or acquisitions could have a material adverse effect on our business, financial condition or results of operations and may negatively impact our net income and cause the price of our securities to fall.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2019, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco, CA	19,738 sq ft	Laboratory and office	Three leases expiring between July 2021 and April 2025

Alpharetta, GA	11,788 sq ft	Office	Lease expires February 2021; entire office subleased

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “VXRT”.

As of March 17, 2020, there were approximately 6,571 holders of record of our common stock.

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

Company Overview

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform, or VAAST. Our oral vaccines are designed to generate broad and durable immune responses that protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our vaccines are administered using a convenient room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates that target a range of infectious diseases. On January 31, 2020, we announced that we have initiated a program to develop a coronavirus vaccine candidate based on our proprietary oral vaccine platform. Under the program, we plan to generate vaccine candidates based on the published genome of the coronavirus, or SARS-CoV-2, and evaluate them in preclinical models for their ability to generate both mucosal and systemic immune responses to the “coronavirus disease 2019”, or COVID-19.

Other targets include norovirus, a widespread cause of acute gastro-intestinal enteritis, for which three Phase 1 human studies have been completed, including a Phase 1 bivalent study which, as we announced in September, met its primary and secondary endpoints; seasonal influenza, for which our monovalent H1 influenza vaccine protected patients against H1 influenza infection in a recent Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic immune-oncology vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

To date, we have conducted multiple clinical trials with vaccines based on our VAAST platform, demonstrating that our oral tablet vaccines consistently generate robust mucosal responses in humans. In addition, our vaccines have demonstrated efficacy in humans for H1 influenza, and in pre-clinical models for chikungunya, aerosolized Venezuelan Equine Encephalitis and RSV.

As we previously disclosed, we are no longer prioritizing manufacturing and plan to rely primarily on third party manufacturers for the cGMP manufacturing of our candidate vaccines. In addition, we are focusing our efforts on partnering opportunities utilizing the vaccine programs currently in our pipeline, including the bivalent norovirus vaccine program, our seasonal flu vaccine, and the Universal Influenza vaccine collaboration with Janssen Vaccines & Prevention B.V. Finally, we are focusing on the development of a coronavirus vaccine candidate utilizing our VAAST platform, and we have put the development of our norovirus and therapeutic HPV vaccine programs on hold pending the partnering discussions and progress with the coronavirus vaccine program.

Through our merger with Aviragen Therapeutics, Inc., or Aviragen, we acquired two royalty-earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued.

Business Strategy

We are primarily focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform. However, we believe that focusing on discovery and early-stage drug development while benefiting from our partners’ development and commercialization expertise, and leveraging other strategic acquisitions that compliment, augment or differ from our primary product candidates, could reduce our internal expenses, allow us to have a more diverse set of revenue-generating products and progress a larger number of drug candidates to later stages of drug development.

Consistent with this strategy, we may become engaged in a review of partnership opportunities, potential acquisitions of income generating assets, whether royalty-based or otherwise, or acquisitions of companies that hold royalty or other income generating assets or technology that we believe will create value for our shareholders. We may engage consultants and advisors to analyze such opportunities, technical, financial and other confidential information, and support us in submissions of indications of interest and bids in competitive auctions or other processes for partnership opportunities, or the acquisition of assets or companies.

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

Revenue from Government Contract

The government contract with the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority, or HHS BARDA, as modified, was a cost-plus-fixed-fee contract, under which we were reimbursed for allowable direct contract costs plus allowable indirect costs and a fixed-fee totaling $15.7 million from September 2015 through September 30, 2018. Activities were completed in 2018 and no future revenue is expected from this contract.

Royalty Revenue

We earn royalty revenue on sales of Inavir and, until the patent expired, earned royalty revenue on sales of Relenza (both treatments for influenza) through our licensees Daiichi Sankyo Company, Limited and GlaxoSmithKline, plc, respectively, under royalty agreements with expiry dates in December 2029 and July 2019, respectively, based on fixed percentages of net sales of these drugs.

Non-Cash Royalty Revenue Related to the Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P., or HCRP. We pay HCRP the first $3 million plus 15% of the next $1 million of royalties earned in annual periods ending on March 31. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. Even though we do not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, including the development of our tablet vaccine platform, and the manufacturing, preclinical and clinical development activities of our tablet vaccine candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;

●	expenses incurred under agreements with contract research organizations, or CROs, that conduct clinical trials on our behalf;

●	manufacturing materials, analytical and release testing services required for the production of vaccine candidates used primarily in clinical trials;

●	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine and tablet manufacturing activities;

●	laboratory supplies and vendor expenses related to preclinical research activities;

●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and

●	facilities, depreciation and allocated overhead expenses.

We do not allocate our internal expenses to specific programs. Our employees and other internal resources are not directly tied to any one research program and are typically deployed across multiple projects. Internal research and development expenses are presented as one total.

We incur significant external costs for manufacturing our tablet vaccine candidates, and for CROs that conduct clinical trials on our behalf. We capture these expenses for each vaccine program. We do not allocate external costs incurred on preclinical research or process development to specific programs.

The following table shows our research and development expenses for 2019 and 2018, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development:

	Year Ended December 31,
	2019	2018
	(in thousands)
External program costs:
Influenza program, funded by BARDA	$—	$749
Norovirus program	3,765	2,578
RSV and HPV programs	21	53
Teslexivir and vapendavir programs	63	1,902
Preclinical research and process development	807	285
Total external costs	4,656	5,567
Internal costs	9,884	11,708
	$14,540	$17,275

We expect that research and development expenses will decrease in 2020 since we ceased internal manufacturing as part of our restructuring in December 2019 and we expect that a substantial proportion of our research and development costs in the future will be funded by partnering or collaboration agreements. We expect that the total costs of research and development related to our product candidates will increase significantly over the next several years as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. Since we believe that a significant portion of such costs will be borne by partners and collaborators, we do not expect the costs borne by us will increase significantly, if at all.

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

Results of Operations

The following table presents selected items in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018, which include the operations of Aviragen for periods after February 13, 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue:
Revenue from customer service contracts	$406	$—
Revenue from government contract	(20)	1,344
Royalty revenue	4,446	1,340
Non-cash royalty revenue related to the sale of future royalties	5,030	1,475

Total revenue	9,862	4,159

Operating expenses:
Research and development	14,540	17,275
General and administrative	6,187	6,681
Impairment of intangible assets	—	1,600
Costs of exit from leased premises	—	359
Restructuring costs	4,920	—

Total operating expenses	25,647	25,915

Operating loss	(15,785)	(21,756)

Other income and (expenses):
Bargain purchase gain	—	6,760
Interest income	149	58
Interest expense	(315)	(821)
Non-cash interest expense related to the sale of future royalties	(2,073)	(1,859)
Gain (loss) on sale of equipment	1	(11)
Loss on revaluation of financial instruments	—	(3)
Loss on debt extinguishment	(100)	—
Foreign exchange loss, net	(32)	(266)

Total other income and (expenses)	(2,370)	3,858

Net loss before provision for income taxes	(18,155)	(17,898)

Provision for income taxes	490	109

Net loss	$(18,645)	$(18,007)

Revenue from Customer Service Contracts

The following table presents revenue from customer service contracts for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 406	$ —	N/A

In the year ended December 31, 2019, we earned revenue from customer service contracts of $406,000. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we expect to be completed in the first half of 2020. There were no comparable contracts in 2018.

Revenue from Government Contract

The following table presents revenue from our government contract for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ (20)	$ 1,344	N/A

We recognized revenue of $1.3 million during the year ended December 31, 2018, of which $20,000 was reversed during the year ended December 31, 2019. As of December 31, 2019, the cumulative revenue recorded from inception under the HHS BARDA contract represents $20,000 less than the maximum amount billable under the contract as presently modified. The active phase of the contract occurred in 2016 and 2017. In 2018 activities were wound down and completed and no future revenue is expected from this contract.

Royalty Revenue

The following table presents our royalty revenue for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 4,446	$ 1,340	232%

For the year ended December 31, 2019, royalty revenue increased by $3.1 million, or 232%, compared to the year ended December 31, 2018. Royalty revenue was earned on sales of Relenza and Inavir, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. Royalty revenue in the year ended December 31, 2018, excludes comparable revenue of $3.5 million earned in the pre-Merger period.

Non-cash Royalty Revenue Related to the Sale of Future Royalties

The following table presents our non-cash royalty revenue related to the sale of future royalties for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 5,030	$ 1,475	241%

For the year ended December 31, 2019, non-cash royalty revenue related to the sale of future royalties was $5.0 million, compared to $1.5 million for the year ended December 31, 2018. Non-cash royalty revenue of up to $3.3 million may be earned in each year ending on March 31. In 2018, we only recognized $1.5 million related to the year ended March 31, 2019, since all non-cash royalty revenue related to the year ended March 31, 2018, was earned in the pre-Merger period. In 2019, we recorded $1.7 million related to the year ended March 31, 2019, plus $3.3 million related to the year ending March 31, 2020. With only $33,000 remaining to recognize in fiscal 2020 related to the year ending March 31, 2020 and a ceiling of $3.3 million related to the year ending March 31, 2021, we expect non-cash royalty revenue related to the sale of future royalties to decline in the year ending December 31, 2020.

Research and Development

The following table presents our research and development expenses for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 14,540	$ 17,275	(16)%

For 2019, research and development expenses decreased by $2.7 million, or 16%, compared to 2018. The decrease is principally due to the absence of the teslexivir clinical trials and costs incurred under the HHS BARDA contract, along with decreases in preclinical research, personnel, non-restructuring severance and intangible asset amortization costs, partially offset by increases in manufacturing and clinical trial costs related to our norovirus vaccine tablets.

We expect that research and development expenses will decrease in 2020 because we ceased internal manufacturing as part of our restructuring in December 2019 and because we expect that a substantial proportion of our research and development costs in the future will be funded by partnering or collaboration agreements.

General and Administrative

The following table presents our general and administrative expenses for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 6,187	$ 6,681	(7)%

For 2019, general and administrative expenses decreased by $494,000, or 7%, compared to 2018. The decrease in 2019 is principally due to reductions in legal fees and other costs associated with becoming a public company.

Impairment of Intangible Assets

The following table presents the impairment of our intangible assets for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ —	$ 1,600	(100)%

Impairment of intangible assets represents the write-off of the in-process research and development related to teslexivir that we acquired in the Merger. Since the Phase 2 trial completed in May 2018 did not achieve the primary efficacy endpoint and we have suspended development activities, we now consider this asset to be fully impaired.

Costs of Exit from Leased Premises

The following table presents the costs of exit from leased premises for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ —	$ 359	(100)%

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

Restructuring Costs

The following table presents our restructuring costs for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 4,920	$ —	N/A

In connection with our December restructuring, we have accrued costs of $3.2 million representing the amount we were invoiced by Lonza Houston, Inc., or Lonza, after the suspension of our norovirus manufacturing work order. While we have not agreed to pay this amount, we believe this is the maximum amount potentially payable to Lonza. We have also accrued $0.4 million for severance and legal expenses and impaired $1.3 million of property and equipment and right-of-use assets, mainly related to manufacturing assets.

We expect to record further charges in 2020 for legal fees, broker commissions and accretion related to the manufacturing premises and, potentially, further impairment of a right-of-use asset if we are unable to sublease our manufacturing premises for as much as we are presently paying, or if subleasing takes longer than expected. We also expect to reverse part of the charge related to the suspended manufacturing work order following negotiations with the vendor.

Other Income and (Expenses)

The following table presents our net non-operating income and (expenses) for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ (2,370)	$ 3,858	N/A

For 2019 we recorded net non-operating expenses of $2.4 million, compared to net non-operating income of $3.9 million in 2018.

The principal source of non-operating income in 2018 was a bargain purchase gain of $6.8 million, representing the excess of our valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger.

Interest expense was $315,000 in 2019, decreasing from $821,000 in 2018 due to the absence of an expense of $295,000 related to Private Vaxart’s convertible promissory notes being outstanding for the 43 days prior to the Merger and the lower balance payable on our note due to Oxford Finance LLC, the remaining balance of which was repaid in November 2019, for which we incurred a one-time charge of $100,000 for debt extinguishment. Non-cash interest expense related to the sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $2.1 million in 2019, compared to $1.9 million related to the shorter post-Merger period in 2018.

The foreign exchange loss of $266,000 in 2018 relates to the revaluation of cash and receivables denominated in Australian dollars and British pounds at their December 31, 2018, exchange rates and resulted from the strengthening U.S. dollar. In 2019 the dollar strengthened less, causing the loss to decrease commensurately.

Provision for Income Taxes

The following table presents our provision for income taxes for 2019 and 2018:

Year Ended December 31,
2019	2018	% Change
(dollars in thousands)
$ 490	$ 109	350%

The provision for income taxes comprises $490,000 and $109,000 in the years ended December 31, 2019 and 2018, respectively. The majority of the charge, $435,000 in 2019 and $102,000 in 2018, represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The increase arose because of Inavir royalties, including the portion that we pass through to HCRP, in the fourth calendar quarter rose from $1.5 million in 2018 to $3.6 million in 2019 and because the majority of Inavir sales in the first calendar quarter arise in the first six weeks, so most of the revenue in the 2018 period was earned pre-Merger.

In addition, there were charges of $53,000 and $4,000 in 2019 and 2018, respectively, relating to interest on an intercompany loan from a foreign subsidiary, plus $2,000 and $3,000 in 2019 and 2018, respectively, for state income taxes.

Liquidity and Capital Resources

From its inception until the Merger, Private Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into Aviragen common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, of which the remaining balance of $2.5 million as of September 30, 2019, was repaid in full on November 4, 2019. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, through December 31, 2019, we have received net proceeds of $19.8 million from the sale of common stock, pre-funded warrants and common stock warrants and the exercise of pre-funded warrants and common stock warrants from equity financings in March, April and September 2019 (see Note 1 to the Consolidated Financial Statements in Part II, Item 8 for further information regarding our offerings).

As of December 31, 2019, we had $13.5 million of cash and cash equivalents. Since then, we have received net proceeds of $9.1 million from the sale of common stock and common stock warrants in an equity financing in March 2020 and $9.8 million from the exercise of common stock warrants.

We believe our existing funds (including funds already received in 2020), along with our projected revenue, are sufficient to fund us well into 2021 and possibly beyond. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2019, we had no commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We plan to fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine product candidates. We may be able to fund certain activities with assistance from government programs including HHS BARDA. We may also need to fund our operations through equity and/or debt financing. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●

the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(13,090)	$(14,548)
Net cash (used in) provided by investing activities	(850)	26,212
Net cash provided by (used in) financing activities	15,960	(1,729)
Net increase in cash and cash equivalents	$2,020	$9,935

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities in 2019 and 2018 in the amounts of $13.1 million and $14.5 million, respectively. The cash used in operating activities in 2019 was due to cash used to fund a net loss of $18.6 million, partially offset by a decrease in working capital of $1.3 million and net non-cash expenses related to depreciation and amortization, gain on sale of equipment, impairment charges, stock-based compensation, non-cash interest expense, loss on debt extinguishment, non-cash interest expense related to the sale of future royalties and non-cash revenue related to the sale of future royalties totaling $4.2 million. The cash used in operating activities in 2018 was due to a net loss of $18.0 million, partially offset by $1.0 million of adjustments for net non-cash income related to the bargain purchase gain, depreciation and amortization, loss on sale of equipment, impairment charges, stock-based compensation, loss on revaluation of financial instruments, non-cash interest, amortization of note discount, non-cash interest expense related to the sale of future royalties and revenue related to the sale of future royalties and $2.5 million provided by a change in working capital, principally due to the receipt of accounts receivable of $14.7 million acquired in the Merger.

Net Cash (Used in) Provided by Investing Activities

In 2019, we used $850,000 to purchase property and equipment. In 2018 we received cash of $25.5 million in the Merger and $1.4 million from maturities of short-term investments, net of purchases. This was partially offset by $707,000 to purchase property and equipment and $21,000 to pay for fractional shares of common stock in the Merger.

Net Cash Provided by (Used in) Financing Activities

In 2019, we received $2.5 million from the sale of common stock in a registered direct offering in March, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in April, $7.8 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in September, $1.2 million from the exercise of pre-funded warrants and $180,000 from the exercise of common stock warrants, partially offset by repayment of principal of $3.8 million on the secured promissory note payable to Oxford Finance. We used $1.5 million in 2018 to repay principal on the secured promissory note payable to Oxford Finance and $214,000 to repay principal on a short-term note, partially offset by $13,000 received upon the exercise of stock options.

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

Intangible Assets

Intangible assets acquired in the Merger were recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which is being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years, $1.8 million for the developed technology related to Relenza which was fully amortized over the remaining royalty period of 1.3 years, and $1.6 million for in-process research and development related to teslexivir which was considered indefinite-lived until it was assessed as impaired in the three months ended June 30, 2018. These valuations were prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams, which are highly subjective.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods presented.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the adoption of new accounting standards in 2019, none of which had a material impact on our financial statements except for the adoption of ASC 842, which materially increased our assets and liabilities but did not significantly impact our operating results, and the future adoption of recently issued accounting pronouncements, which we do not expect will have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Vaxart, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vaxart, Inc. and subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & Co. LLP

San Francisco, California

March 19, 2020

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vaxart, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vaxart, Inc. and subsidiaries (the Company) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2019.

San Francisco, California

February 6, 2019

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,526	$11,506
Accounts receivable	3,619	1,796
Prepaid expenses and other current assets	453	1,343

Total current assets	17,598	14,645

Property and equipment, net	210	1,066
Right-of-use assets, net	1,990	—
Intangible assets, net	17,093	19,413
Other long-term assets	141	103

Total assets	$37,032	$35,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$852	$962
Current portion of secured promissory note payable to Oxford Finance	—	1,667
Current portion of operating lease liability	841	—
Liability related to the sale of future royalties, current portion	2,916	3,328
Other accrued current liabilities	4,565	1,518

Total current liabilities	9,174	7,475

Operating lease liability, net of current portion	1,472	—
Liability related to the sale of future royalties, net of current portion	13,416	14,413
Secured promissory note payable to Oxford Finance, net of current portion	—	1,944
Other long-term liabilities	18	157

Total liabilities	24,080	23,989

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2019 or 2018	—	—
Common Stock: $0.10 par value; 100,000,000 shares authorized; 48,254,994 and 7,141,189 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4,825	714
Additional paid-in capital	124,788	108,513
Accumulated deficit	(116,661)	(97,989)

Total stockholders’ equity	12,952	11,238

Total liabilities and stockholders’ equity	$37,032	$35,227

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018

Revenue:
Revenue from customer service contracts	$406	$—
Revenue from government contract	(20)	1,344
Royalty revenue	4,446	1,340
Non-cash royalty revenue related to the sale of future royalties	5,030	1,475

Total revenue	9,862	4,159

Operating expenses:
Research and development	14,540	17,275
General and administrative	6,187	6,681
Impairment of intangible assets	—	1,600
Costs of exit from leased premises	—	359
Restructuring costs	4,920	—

Total operating expenses	25,647	25,915

Operating loss	(15,785)	(21,756)

Other income and (expenses):
Bargain purchase gain	—	6,760
Interest income	149	58
Interest expense	(315)	(821)
Non-cash interest expense related to the sale of future royalties	(2,073)	(1,859)
Gain (loss) on sale of equipment	1	(11)
Loss on revaluation of financial instruments	—	(3)
Loss on debt extinguishment	(100)	—
Foreign exchange loss, net	(32)	(266)

Total other income and (expenses)	(2,370)	3,858

Net loss before provision for income taxes	(18,155)	(17,898)

Provision for income taxes	490	109

Net loss	(18,645)	(18,007)

Series B and C preferred dividend	—	(339)

Net comprehensive loss attributable to common stockholders	$(18,645)	$(18,346)

Net loss per share – basic and diluted	$(0.86)	$(2.90)

Shares used to compute net loss per share – basic and diluted	21,569,523	6,316,065

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances as of January 1, 2018	1,221,064	$1	138,492	$—	$41,259	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	157	35,420	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	(1)	1,918,543	192	(191)	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	365	31,403	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	539	—	539

Net loss	—	—	—	—	—	(18,007)	(18,007)

Balances as of December 31, 2018	—	$—	7,141,189	$714	$108,513	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	—	$—	7,141,189	$714	$108,513	$(98,016)	$11,211

Issuance of common stock in March 2019, net of offering costs of $560	—	—	1,200,000	120	2,320	—	2,440

Issuance of common stock warrants to placement agents’ designees in March 2019	—	—	—	—	100	—	100

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	—	—	925,455	93	7,648	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	—	—	333	—	333

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,459	—	—	26,124,828	2,612	4,630	—	7,242

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	—	—	12,265,455	1,226	—	—	1,226

Issuance of common stock upon exercise of common stock warrants	—	—	598,067	60	120	—	180

Stock-based compensation	—	—	—	—	627	—	627

Net loss	—	—	—	—	—	(18,645)	(18,645)

Balances as of December 31, 2019	—	$—	48,254,994	$4,825	$124,788	$(116,661)	$12,952

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(18,645)	$(18,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	(6,760)
Depreciation and amortization	3,596	3,203
(Gain) loss on sale of equipment	(1)	11
Impairment of intangible assets	—	1,600
Impairment of property and equipment and right-of-use assets	1,272	106
Stock-based compensation	627	539
Loss on revaluation of financial instruments	—	3
Non-cash interest expense	88	448
Amortization of note discount	—	18
Loss on debt extinguishment	100	—
Non-cash interest expense related to the sale of future royalties	2,073	1,859
Non-cash revenue related to the sale of future royalties	(3,482)	(18)
Change in operating assets and liabilities:
Accounts receivable	(1,823)	13,500
Prepaid expenses and other assets	855	(873)
Accounts payable	(62)	(3,784)
Accrued liabilities	2,312	(6,393)

Net cash used in operating activities	(13,090)	(14,548)

Cash flows from investing activities:
Purchase of property and equipment	(850)	(707)
Proceeds from sale of equipment	—	—
Cash acquired in reverse merger	—	25,525
Cash paid for fractional shares in merger	—	(21)
Purchases of short-term investments	—	(573)
Proceeds from maturities of short-term investments	—	1,988

Net cash (used in) provided by investing activities	(850)	26,212

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	2,540	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in April 2019 underwritten offering	8,074	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in September 2019 underwritten offering	7,739	—
Exercise of pre-funded warrants	1,226	—
Exercise of common stock warrants	180	—
Repayment of principal on secured promissory note payable to Oxford Finance	(3,799)	(1,528)
Repayment of short-term note	—	(214)
Proceeds from issuance of common stock upon exercise of stock options	—	13

Net cash provided by (used in) financing activities	15,960	(1,729)

Net increase in cash and cash equivalents	2,020	9,935

Cash and cash equivalents at beginning of the period	11,506	1,571

Cash and cash equivalents at end of the period	$13,526	$11,506

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$227	$356
Supplemental disclosure of non-cash investing and financing activity:
Issuance of warrants to placement agents’ designees	$100	$—
Issuance of warrants to underwriters’ designees	$830	$—
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$—	$31,768
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$—	$35,577
Reclassification of convertible preferred stock warrant liability to equity	$—	$70
Operating lease liabilities arising from obtaining right-of-use assets	$1,929	$—
Acquisition of property and equipment included in accounts payable	$4	$52
Proceeds due for sale of property and equipment included in prepaid expenses and other current assets	$3	$—

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

On February 13, 2018, Private Vaxart completed a business combination with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Aviragen merged with Private Vaxart, with Private Vaxart surviving as a wholly-owned subsidiary of Aviragen (the “Merger”). Pursuant to the terms of the Merger, Aviragen changed its name to Vaxart, Inc. (together with its subsidiaries, the “Company” or “Vaxart”) and Private Vaxart changed its name to Vaxart Biosciences, Inc. All of Private Vaxart’s convertible promissory notes and convertible preferred stock was converted into common stock, following which each share of common stock was converted into approximately 0.22148 shares of the Company’s common stock (the “Conversion”). Except as otherwise noted in these Consolidated Financial Statements, all shares, equity securities and per share amounts of Private Vaxart are presented to give retroactive effect to the Conversion.

Immediately following the completion of the Merger, the Company effected a reverse stock split at a ratio of one new share for every eleven shares of the Company’s common stock outstanding (the “Reverse Stock Split”). Except as otherwise noted in these Consolidated Financial Statements, all share, equity security and per share amounts are presented to give retroactive effect to the Reverse Stock Split.

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

On March 20, 2019, the Company completed a registered direct offering (the “March 2019 Offering”) of 1,200,000 shares of the Company’s common stock. The total gross proceeds from the offering to the Company were $3.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $2.5 million. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $320,000. In addition, the Company issued the placement agents’ designees 84,000 common stock warrants at the closing of the March 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of the effective date of the March 2019 Offering. The aggregate fair value of these warrants at issuance was estimated to be $100,000 (see Note 12), which was recorded in offering costs.

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

The total gross proceeds from the April 2019 Offering to the Company were $9.3 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $8.1 million. In addition, as of December 31, 2019, a further $0.8 million had been received from the exercise of all of 8,165,455 pre-funded warrants issued in the April 2019 Offering.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable costs of $750,000. In addition, the Company issued the underwriters’ designees 636,364 common stock warrants at the closing of the April 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $1.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $333,000 (see Note 12), which was recorded in offering costs.

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

The total gross proceeds from the September 2019 Offering to the Company were $8.7 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $7.7 million. In addition, as of December 31, 2019, $0.4 million had been received from the exercise of all of the 4,100,000 pre-funded warrants issued in the September 2019 Offering and a further $0.2 million had been received from the exercise of 598,067 of the common stock warrants issued in the September 2019 Offering.

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable costs of $713,000. In addition, the Company issued the underwriters’ designees 2,115,738 common stock warrants at the closing of the September 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $0.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $497,000 (see Note 12), which was recorded in offering costs.

As a result of the funds received in the March 2019 Offering, the April 2019 Offering and the September 2019 Offering, along with cost reductions afforded by restructuring (see Note 14) and the proceeds received from the registered direct offering completed on March 2, 2020 (the “March 2020 Offering”) and from the exercise of warrants (see Note 19), substantial doubt about the Company’s ability to continue as a going concern no longer exists.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Foreign Currencies – Foreign exchange gains and losses for assets and liabilities of the Company’s non-U.S. subsidiaries for which the functional currency is the U.S. dollar are recorded in foreign exchange gain or loss, net within other income and (expenses) in the Company’s consolidated statements of operations and comprehensive loss. The Company has no subsidiaries for which the local currency is the functional currency.

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

Accounts Receivable – Accounts receivable arise from the Company’s royalty revenue receivable for sales, net of estimated returns, of Inavir and Relenza, and from its contracts with customers and with the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) (see Note 6), and are reported at amounts expected to be collected in future periods. An allowance for uncollectible accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has provided no allowance for uncollectible accounts as of December 31, 2019 and 2018.

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

The useful lives of the property and equipment are as follows:

Laboratory equipment (in years)	5
Office and computer equipment (in years)	3
Leasehold improvements	Shorter of remaining lease term or estimated useful life

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed leasehold improvements and furniture at its leased offices in Alpharetta, Georgia as impaired in the year ended December 31, 2018 (see Notes 5 and 8). The Company also assessed its manufacturing equipment and its right-of-use asset and leasehold improvements at its manufacturing premises as impaired in the year ended December 31, 2019 (see Note 14).

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

Leases – Effective January 1, 2019, the Company records operating leases as right-of-use assets and operating lease liabilities in its consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s consolidated statement of operations and comprehensive loss. The Company has elected to not separate lease and non-lease components of facilities leases, whereas non-lease components of equipment leases are accounted for separately from lease components.

Convertible Preferred Stock Warrant Liability – The Company has issued certain convertible preferred stock warrants. These warrants were recorded within other accrued liabilities in the consolidated balance sheets at fair value due to down-round protection features contained in the convertible preferred stock into which the warrants were exercisable. At the end of each reporting period, changes in fair value of the warrants since the prior period were recorded as a component of (loss) gain on revaluation of financial instruments, net within other income and (expenses) in the consolidated statements of operations and comprehensive loss. In the event that the terms of the warrant change such that liability accounting is no longer required, the fair value on the date of such change is released to equity.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Revenue from contracts with customers is recognized ratably, based on costs incurred, as the Company provides promised services to its customers in amounts that reflect the consideration that the Company expects to receive for those services.

The Company performed research and development work under its cost-plus-fixed-fee contract with HHS BARDA. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the HHS BARDA contract is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The adoption of this standard had a material effect on the Company’s consolidated balance sheets, the most significant effects being the recognition of new right-of-use assets and lease liabilities. The Company recognized lease liabilities of $1,229,000, $783,000 of which was current, and right-of-use assets of $953,000 based on the present value of the remaining minimum rental payments for existing operating leases, derecognized liabilities related to deferred rent and lease loss accrual of $249,000, $111,000 of which was current, and recognized an increase of $27,000 to accumulated deficit on adoption of the new accounting standard.

The increase in accumulated deficit arose because the right-of-use asset impairment charge that would have been recorded in the three months ended December 31, 2018, under Topic 842 exceeded the lease loss accrual, net of accretion, that was recorded. This impact aside, the adoption had no effect on the Company’s consolidated statements of operations or cash flows, other than on related disclosures.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired, adjustments made since the acquisition date and the final allocation as of December 31, 2018:

	As of February 13, 2018	2018 Adjustments	As of December 31, 2018
		(in thousands)
Cash and cash equivalents	$25,525	$—	$25,525
Accounts receivable	14,666	—	14,666
Prepaid expenses	446	(10)	436
Property and equipment	170	—	170
Intangible assets:
Developed technology (1)	22,400	(300)	22,100
In-process research and development (2)	1,600	—	1,600
Total assets	64,807	(310)	64,497

Accounts payable	(3,379)	75	(3,304)
Other current liabilities	(6,351)	(393)	(6,744)
Liability related to the sale of future royalties	(16,300)	400	(15,900)
Net assets acquired	38,777	(228)	38,549

Purchase price	(31,789)	—	(31,789)

Bargain purchase gain (3)	$6,988	$(228)	$6,760

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

(3)	The bargain purchase gain represents the excess of the fair value of tangible and identified intangible assets acquired, less liabilities assumed, over the purchase price.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 4.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. The Company’s convertible preferred stock warrant liability was classified within Level 3 of the fair value hierarchy as it was valued by using inputs that are unobservable in the market.

The Company’s only recurring financial assets that are measured at fair value were $15,000 held in money market funds and classified as cash equivalents as of both December 31, 2019 and 2018, with no recurring financial liabilities held at either date or in the year ended December 31, 2019. The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

	Convertible Preferred Stock Warrant Liability	Total
	(in thousands)
Balance at January 1, 2018	$67	$67
Issuances	—	—
Revaluation loss included in loss on revaluation of financial instruments	3	3
Settlements	(70)	(70)
Balance at December 31, 2018	$—	$—

Total losses included in other income and (expenses) attributable to liabilities still held as of December 31, 2018	$—	$—

NOTE 5.  Balance Sheet Components

(a)     Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Cash at banks	$13,511	$11,441
Restricted cash	—	50
Money market funds	15	15
Cash and cash equivalents	$13,526	$11,506

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b)     Accounts Receivable

Accounts receivable comprises the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Royalties receivable	$3,438	$1,776
Customer service contracts – billed	181	—
Government contract – billed	—	20
Accounts receivable	$3,619	$1,796

(c)     Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Laboratory equipment	$537	$2,076
Office and computer equipment	132	227
Leasehold improvements	—	333
Total property and equipment	669	2,636
Less: accumulated depreciation	(459)	(1,570)
Property and equipment, net	$210	$1,066

Depreciation expense was $504,000 and $476,000 for the years ended December 31, 2019 and 2018, respectively. Property and equipment and leasehold improvements at one of the Company’s leased premises in California that were used in the Company’s manufacturing operations (see Note 14) were assessed as impaired as of December 31, 2019, and accordingly an impairment charge of $1,152,000 was recorded as a component of restructuring costs within operating expenses. Leasehold improvements and furniture at the Company’s leased premises in Georgia, which has been subleased, commencing in November 2018, for less than the rental that the Company is obligated to pay (see Note 8), were assessed as impaired as of September 30, 2018, and accordingly an impairment charge of $106,000 was recorded as a component of costs of exit from leased premises within operating expenses.

(d)     Right-of-Use Assets, Net

Right-of-use assets consist of the following:

December 31, 2019
(in thousands)
Facilities	$1,985
Office equipment	5
Right-of-use assets, net	$1,990

The right of use of one of the Company’s leased premises in California that were used in the Company’s manufacturing operations (see Note 14) was assessed as impaired as of December 31, 2019, and accordingly an impairment charge of $120,000 was recorded as a component of restructuring costs within operating expenses.

(e)     Intangible Assets, Net

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of December 31, 2019, developed technology and intellectual property had remaining lives of 9.9 and 8.0 years, respectively. Intangible assets consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less accumulated amortization	(5,087)	(2,767)
Intangible assets, net	$17,093	$19,413

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Intangible asset amortization expense was $2,320,000 and $2,727,000 for the years ended December 31, 2019 and 2018, respectively. Following the results of Phase 2 trials in June 2018, the in-process research and development was assessed as fully impaired in the three months ended June 30, 2018, with the $1.6 million acquired in the Merger (see Note 3) being charged to operating expenses.

As of December 31, 2019, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2020	$1,732
2021	1,732
2022	1,732
2023	1,731
2024	1,732
Thereafter	8,434
Total	$17,093

(f)     Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation	$903	$632
Accrued clinical and manufacturing expenses	3,228	75
Accrued professional and consulting services	2	166
Reserve for return of royalties	178	339
Deferred rent and lease loss accrual, current portion	—	111
Other	254	195
Total	$4,565	$1,518

NOTE 6.  Revenue

Service Contracts with Customers

Contract Balances. Accounts receivable related to service contracts with customers was $181,000 as of December 31, 2019. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, was $21,000, which is included in prepaid expenses and other current assets. There were no such receivables or contract assets as of December 31, 2018.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of December 31, 2019, there was no deferred revenue and the aggregate amount of RPO was $211,000, all of which was unbilled contract revenue which is not recorded on the balance sheet. We expect 100% of this amount to be recognized as revenue within the next six months. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

U.S. Government HHS BARDA Contract

In September 2015, HHS BARDA awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the original $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million. The Company recognized revenue of $1,344,000 during the year ended December 31, 2018, of which $20,000 was reversed during the year ended December 31, 2019. As of December 31, 2019, the cumulative revenue recorded from inception under the HHS BARDA contract represents $20,000 less than the maximum amount billable under the contract as presently modified, with no further change orders envisaged.

Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Indirect rates as well as allowable costs are subject to audit by HHS BARDA on an annual basis. Management believes that revenues recognized to date have been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable. Costs relating to contract acquisition are expensed as incurred. In the three months ended December 31, 2019, the Company wrote off $20,000 in revenue that was invoiced late in 2018 to correct prior undercharges but which may never be received, and does not consider any of the revenue recorded as of December 31, 2019, to be at risk of reversal.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Royalty agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. All of the Company’s Relenza patents have expired, the last remaining intellectual property related to the Relenza patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, having expired in July 2019 in Japan, at which time royalty revenue ceased, although it remains subject to minor adjustments for sales returns and exchange rate differences. Royalty revenue related to Relenza in 2019, and in the post-Merger period in 2018, was $778,000 and $788,000, respectively, representing 7% of net sales in Japan.

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in 2019, and in the post-Merger period in 2018, was $3,668,000 and $552,000, respectively. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 7) of $5,030,000 and $1,475,000 in 2019 and 2018, respectively. Both the royalty revenue and the non-cash royalty revenue related to the sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $435,000 and $102,000 was included in income tax expense in the years ended December 31, 2019 and 2018, respectively.

NOTE 7.  Liabilities Related to the Sale of Future Royalties

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

Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the RIAA, this transaction was accounted for as a liability that is being amortized using the interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. In order to record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of this agreement. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The royalties earned in each period that will be passed through to HCRP are recorded as non-cash royalty revenue related to the sale of future royalties, with any excess not subject to pass-through being recorded as royalty revenue. When the pass-through royalties are paid to HCRP in the following quarter, the imputed liability related to the sale of future royalties is commensurately reduced. The Company periodically assesses the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate. As a result of this accounting, even though the Company does not retain HCRP’s share of the royalties, it will continue to record non-cash revenue related to those royalties until the amount of the associated liability, including the related interest, is fully amortized.

The following table shows the activity within the liability account during the year ended December 31, 2019 (in thousands):

Total liability related to the sale of future royalties, start of year	$17,741
Non-cash royalty revenue paid to HCRP	(3,482)
Non-cash interest expense recognized	2,073
Total liability related to the sale of future royalties, end of year	16,332
Current portion	(2,916)
Long-term portion	$13,416

NOTE 8.  Leases

The Company has obtained the right of use for office and manufacturing facilities under five operating lease agreements, one of which has terminated and one of which has been subleased, and for equipment under three operating lease agreements with initial terms exceeding one year, one of which has terminated, and under three operating lease agreements with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. The right of use of these premises was assessed as impaired as of December 31, 2019 (see Note 14). The Company also obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company obtained the right of use of three facilities located in South San Francisco, California, under two leases that terminate on July 31, 2021 and one lease that terminated on November 30, 2019, with no extension options, and the right of use of equipment under two leases that terminate between January 2020 and September 2021 and one lease that terminated on November 22, 2019.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2019, the weighted average discount rate for operating leases with initial terms of more than one year was 10.53% and the weighted average remaining term of these leases was 3.72 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of December 31, 2019 (in thousands):

Year Ending December 31,	Amount
2020	$1,024
2021	620
2022	336
2023	348
2024	360
Thereafter	122
Undiscounted total	2,810
Less: imputed interest	(497)
Present value of future minimum payments	2,313
Current portion of operating lease liability	(841)
Operating lease liability, net of current portion	$1,472

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the year ended December 31, 2019, are summarized as follows:

Year Ended
December 31, 2019
Lease cost	(in thousands)
Operating lease cost	$959
Short-term lease cost	15
Variable lease cost	162
Sublease income	(217)
Total lease cost	$919

Net cash outflows associated with operating leases totaled $983,000 in the year ended December 31, 2019.

When the Company subleased its facilities located in Alpharetta, Georgia, for less than it is required to pay under the head lease, it recorded a lease loss charge of $253,000 on the cease-use date in the three months ending December 31, 2018, which, along with the related impairment of property and equipment (see Note 5), was recorded as a component of costs of exit from leased premises within operating expenses.

Liabilities related to costs of exit from leased premises are summarized as follows (in thousands):

Balance as of January 1, 2018	$—
Costs of exit from leased premises	359
Deferred rent on cease-use date	19
Impairment of property and equipment	(106)
Cash paid, net of receipts	(41)
Accretion charges, included in rent expense	2
Balance as of December 31, 2018	$233

Prior to December 31, 2018, rent expense was recognized on a straight-line basis over the noncancelable term of each operating lease and, accordingly, the Company recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which was included within accrued expenses. Rent expense was $875,000 for the year ended December 31, 2018.

Future minimum payments and sublease income under operating leases as of December 31, 2018, were as follows:

Years Ending December 31,	Lease Payments	Sublease Income
	(in thousands)
2019	$859	$213
2020	411	219
2021	56	38
Thereafter	—	—
Total	$1,326	$470

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 9.  Convertible Promissory Notes, Related Parties

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

As the holders of the convertible promissory notes each had an equity ownership in the Company, the convertible promissory notes were considered to be a related-party transaction.

The convertible promissory notes bore interest at a rate of 8.0% per annum.

As of December 31, 2017, the balance of the convertible promissory notes was $35.3 million, comprising principal of $29.4 million plus accrued interest associated with the convertible promissory notes of $6.3 million, offset by unamortized debt discount of $0.4 million. Interest expense related to the convertible promissory notes, including amortization of debt discount, totaled $0.3 million in the year ended December 31, 2018, all related to the 43 days prior to the Merger.

On February 13, 2018, the balance of the convertible promissory notes was $35.6 million, comprising principal of $29.4 million plus accrued interest of $6.6 million, offset by the unamortized debt discount to $0.4 million. On that date, in conjunction with the Merger, the convertible promissory notes were exchanged for 1,571,702 shares of the Company’s common stock which, based on the closing stock price of $9.05, had a value of $14.2 million. The difference of $21.4 million was recorded as a capital contribution.

NOTE 10.  Secured Promissory Note Payable to Oxford Finance

On December 22, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance, under which the Company borrowed $5.0 million. The $5.0 million loan, which bore interest at the 30-day U.S. LIBOR rate plus 6.17%, was evidenced by a secured promissory note and was repayable over four years, with interest only payable over the first 12 months and the balance fully amortized over the subsequent 36 months. The loan was secured by substantially all the Company’s assets, except for intellectual property.

In conjunction with the execution of the Loan Agreement, all the holders of convertible promissory notes signed subordination agreements, under which they agreed to subordinate in favor of Oxford Finance all amounts due under their promissory notes and any security interest in the Company’s property. In addition, the holders of the notes agreed that they would not demand or receive any payment until all amounts owed to Oxford Finance under the Loan Agreement had been fully paid in cash. Upon repayment, an additional final payment equal to $325,000 would be due, which was accreted as interest expense over the term of the loan using the effective-interest method.

In connection with the Loan Agreement, the Company issued a warrant to Oxford Finance to purchase 7,563 shares of its Series C convertible preferred stock at an exercise price of $33.11 per share (the “Warrant”). The fair value of the Warrant at the date of issuance was approximately $134,000 which, along with other initial costs, was recorded as debt discount and was amortized as interest expense over the term of the loan using the effective-interest method.

The Warrant provided that if the share price at the next equity financing was less than the Warrant exercise price, then the Warrant would be for the new class of shares, the exercise price would be the new class share price, and the number of shares would be calculated by dividing $250,000 by the new class share price. Due to this anti-dilution protection, the Company determined that the Warrant needed to be recorded as a liability, and therefore estimated the fair value of the Warrant upon issuance and at each balance sheet date, with any changes in the fair value being recorded within loss on revaluation of financial instruments in other income and (expenses) in the consolidated statements of operations and comprehensive loss.

Due to the antidilution protection, following the Merger, the Warrant was amended to allow the holder to purchase 10,914 shares of common stock at an exercise price of $22.99 per share. Since the amended Warrant contains no non-standard antidilution protections or similar features, the fair value of approximately $70,000 on February 13, 2018, was reclassified to equity (see Note 4).

The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, was approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $311,000 and $526,000 during the years ended December 31, 2019 and 2018, respectively, of which $223,000 and $356,000 was paid, respectively. The note was repaid in full on November 4, 2019. At that date, the unamortized deferred financing costs of $98,000 plus $2,000 reimbursed to Oxford Finance for legal fees were expensed as loss on debt extinguishment within other income and (expenses).

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 11.  Commitments and Contingencies

(a)     Leases

The Company’s lease commitments are detailed in Note 8.

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

NOTE 12.  Stockholders’ Equity

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

No shares of preferred stock are currently outstanding, and the Company has no present plan to issue any shares of preferred stock. Prior to February 13, 2018, there were three classes of convertible preferred stock outstanding, all of which were converted into common stock in conjunction with the Merger (see Note 1). Significant provisions of the convertible preferred stock were as follows:

Series C – Shares of series C convertible preferred stock were issued in 2013 for net proceeds of $20.0 million. The holders of Series C convertible preferred stock were entitled to receive non-compounding cumulative dividends, in preference to any dividends payable to holders of Series B and Series A convertible preferred stock or common stock, at an annual dividend rate of 8%. Dividends accumulated from the date of issuance and were payable, whether or not declared, before any dividend on Series B and Series A convertible preferred stock or common stock could be paid or declared. Since no dividends were ever declared, holders were entitled to receive additional shares of common stock on conversion. As of February 13, 2018, when the convertible preferred stock was converted into common stock, accumulated and undeclared dividends for Series C convertible preferred stock were $7.3 million, of which $188,000 related to the pre-Merger period in 2018. On February 13, 2018, in conjunction with the Merger, the Series C convertible preferred stock and the related accumulated dividends were converted into 696,028 and 253,851 shares of common stock, respectively.

Series B – Shares of series B convertible preferred stock were issued between 2009 and 2014 for net proceeds of $16.0 million. The holders of Series B convertible preferred stock were entitled to receive non-compounding cumulative dividends, in preference to any dividends payable to holders of Series A convertible preferred stock or common stock, at the annual dividend rate of 8%. Dividends accumulated from the date of issuance and were payable, whether or not declared, before any dividend on Series A convertible preferred stock or common stock could be paid or declared. Since no dividends were ever declared, holders were entitled to receive additional shares of common stock on conversion. As of February 13, 2018, when the convertible preferred stock was converted into common stock, accumulated and undeclared dividends for Series B convertible preferred stock were $7.6 million, of which $151,000 related to the pre-Merger period in 2018. On February 13, 2018, in conjunction with the Merger, the Series B convertible preferred stock and the related accumulated dividends were converted into 599,259 and 265,340 shares of common stock, respectively.

Series A – Shares of series A convertible preferred stock were issued between 2007 and 2012 for net proceeds of $2.9 million. The holders of Series A convertible preferred stock were entitled to receive noncumulative dividends, in preference to any dividends payable to holders of common stock, if declared by the board of directors. No dividends were ever declared. On February 13, 2018, in conjunction with the Merger, the Series A convertible preferred stock was converted into 104,065 shares of common stock.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b)     Common Stock

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2019, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2019	December 31, 2018

Options issued and outstanding	1,811,652	865,163
Available for future grants of equity awards	295,180	223,377
Common stock warrants	43,370,162	10,914
Total	45,476,994	1,099,454

(c)     Warrants

The Company has the following warrants outstanding as of December 31, 2019, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	30,068,600	$0.30	September 2024
Common Stock	2,115,738	$0.375	September 2024
Common Stock	10,454,546	$1.10	April 2024
Common Stock	636,364	$1.375	April 2024
Common Stock	84,000	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	43,370,162

The aggregate fair value at issuance of the warrants issued to the placement agents’ designees at the closing of the March 2019 Offering and to the underwriters’ designees at the closing of the April 2019 Offering and the September 2019 Offering (see Note 1) were estimated to be $100,000, $333,000, and $497,000, respectively, using the Black-Scholes valuation model and using parameters and assumptions tabulated as follows:

Offering	March 2019	April 2019	September 2019
Aggregate valuation on issuance date	$100,000	$333,000	$497,000
Number of warrants issued	84,000	636,364	2,115,738
Exercise price	$3.125	$1.375	$0.375
Closing stock price	$2.08	$0.89	$0.36
Risk-free interest rate	2.34%	2.31%	1.55%
Expected term	5.0 Years	5.0 Years	5.0 Years
Expected volatility	80%	83%	83%
Dividend yield	—%	—%	—%

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Equity Incentive Plans

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

In November 2016, Aviragen’s stockholders approved the 2016 Equity Incentive Plan (“2016 Equity Plan”), under which all outstanding awards under their previous plans became available for issuance under the 2016 Equity Plan if such awards are forfeited or otherwise terminated. Under the 2016 Equity Plan, the Company was authorized to issue incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock (“RSAs”) and restricted stock units (“RSUs”). Awards that expired or were canceled generally became available for issuance again under the 2016 Equity Plan. Awards have a maximum term of ten years from the grant date and vest over varying periods, as specified by the Company’s Board of Directors for each grant. Following stockholder approval of the 2019 Equity Incentive Plan (the “2019 Plan”), no further awards are available for grant under the 2016 Plan.

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

A summary of stock option transactions in each of the two years ended December 31, 2019, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2018	—	304,850	$9.50
Assumed on consummation of Merger	291,102	627,106	$26.33
Granted	(431,100)	431,100	$5.17
Exercised	—	(2,013)	$6.49
Forfeited	71,500	(89,903)	$5.90
Canceled	269,148	(405,977)	$34.64

Balance at December 31, 2018	200,650	865,163	$8.13

Authorized under 2019 Plan	1,600,000	—	$—
Removed from 2016 Plan	(223,389)	—	$—
Granted	(1,791,030)	1,791,030	$0.67
Forfeited	483,849	(592,528)	$1.57
Canceled	25,100	(252,013)	$9.25

Balance at December 31, 2019	295,180	1,811,652	$2.74

As of December 31, 2019, there were 1,811,652 options outstanding with a weighted average exercise price of $2.74, a weighted average remaining term of 8.09 years and an aggregate intrinsic value of $14,000. Of these options, 582,085 were vested, with a weighted average exercise price of $6.18, a weighted average remaining term of 5.38 years and an aggregate intrinsic value of $3,000.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2019, based on our common stock closing price of $0.35, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The grant date fair value of options vested in the years ended December 31, 2019 and 2018, was $774,000 and $332,000, respectively. There were no options exercised in the year ended December 31, 2019. The intrinsic value of options exercised in the year ended December 31, 2018, was zero.

The weighted average grant date fair value of options awarded in the years ended December 31, 2019 and 2018, was $0.48 and $3.59, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2019	2018

Risk-free interest rate	1.68% - 2.31%	2.79% - 2.80%
Expected term (in years)	5.39 - 10.00 Years	5.84 - 6.05 Years
Expected volatility	83% - 85%	78% - 80%
Dividend yield	—%	—%

Total stock-based compensation recognized for options was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$253	$254
General and administrative	374	285
Total stock-based compensation	$627	$539

As of December 31, 2019, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $0.7 million, which the Company expects to recognize over an estimated weighted average period of 2.43 years.

NOTE 14.  Restructuring Costs

Restructuring liabilities primarily consist of the estimated future obligations for contract suspension costs and severance and benefits obligations. These restructuring liabilities, all of which are expected to be paid in the year ending December 31, 2020, are recorded in either accounts payable or other accrued liabilities in the consolidated balance sheets.

The Company approved a reduction-in-force during the year ended December 31, 2019, for which it has accrued severance and benefits charges. As of December 31, 2019, no cash payments had been made. The Company has also accrued the maximum amount potentially payable under a manufacturing work order which it suspended, recorded impairment charges against property and equipment and right-of-use assets formerly used for manufacturing from which no future benefits will be derived, and incurred legal fees in connection with the restructuring. The Company expects to record further charges in 2020 for legal fees, broker commissions and accretion related to the manufacturing premises and, potentially, further impairment of a right-of-use asset if it is unable to sublease the manufacturing premises for as much as it is presently paying, or if subleasing takes longer than expected. The Company has not agreed to pay the full amount accrued with respect to the suspended manufacturing work order and expects to reverse part of the related charge following negotiations with the vendor.

Restructuring liabilities are summarized as follows:

	Suspension	Severance	Impairment
	of Contract	Benefits	Charges	Other	Total
	(in thousands)
Balance at January 1, 2019	$—	$—	$—	$—	$—
Period charges	3,223	368	1,272	57	4,920
Settlements	—	—	(1,272)	—	(1,272)
Balance at December 31, 2019	$3,223	$368	$—	$57	$3,648

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 15.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $19,000 for calendar year 2019, up from $18,500 for 2018. Employees age 50 or over may elect to contribute an additional $6,000 annually.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2019 and 2018, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $140,000 and $124,000 in the years ended December 31, 2019 and 2018, respectively. The costs of administering the Plan totaled $14,000 and $9,000 in the years ended December 31, 2019 and 2018, respectively.

NOTE 16.  Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Current:
Federal	$—	$—
State	2	3
Foreign	488	106

Total Current	490	109

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total Deferred	—	—

Provision for income taxes	$490	$109

The components of the deferred tax assets as of December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:	(In thousands)
Net operating loss carry-forwards	$6,924	$43,822
Research and development tax credits	1,591	3,357
Capitalized research and development	4,773	2,326
Sale of future royalties	7,486	8,383
Accruals, reserves and other	1,321	714
Total deferred tax assets	22,095	58,602
Valuation allowance	(13,365)	(48,626)
Deferred tax assets net of valuation allowance	8,730	9,976
Deferred tax liabilities:
Intangible assets	(8,730)	(9,976)
Total deferred tax liabilities	(8,730)	(9,976)

Net deferred tax assets	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018

U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.4	0.6
Foreign rate differential	(2.6)	3.1
Global intangible low-taxed income	—	(8.8)
Permanently non-deductible items	(3.7)	(2.5)
Tax credits	1.7	2.1
Change in valuation allowance	194.2	(20.4)
Tax attributes write-off due to change in control	(208.3)	—
Prior year true-up	(0.9)	—
NOL and credit adjustments	—	(3.8)
Bargain purchase gain	—	8.1
Other	(4.5)	—

Provision for income taxes	(2.7)%	(0.6)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the year ended December 31, 2019, primarily due to the write-off of tax attributes due to a change in control, foreign income taxes being taxed at different rates, nondeductible expenses, research and development tax credits, and the change in valuation allowance. The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the year ended December 31, 2018, primarily due to state and foreign income taxes, nondeductible expenses, research and development tax credits, and the change in valuation allowance.

As of December 31, 2019 and 2018, the Company had a net operating loss (“NOL”) carryforwards of $18.0 million and $92.3 million for federal purposes, and $1.6 million and $76.9 million for state purposes, respectively. If not utilized, these carryforwards will begin to expire in 2024 for federal, and 2028 for state purposes. The reductions in carryforwards in 2019 were primarily due to a change in ownership.

As of December 31, 2019, the Company also has accumulated tax losses of $10.1 million for Australia available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances. As of December 31, 2019, the Company’s foreign subsidiaries have no positive accumulated earnings. As such, no federal or state income taxes have been provided on the losses of its foreign subsidiaries. If in the future there are positive earnings generated from the Company’s foreign subsidiaries, the Company will evaluate whether to record any applicable federal and state income taxes on such earnings.

As of December 31, 2019 and 2018, the Company had federal research and development tax credit carryforwards of $0.1 million and $3.0 million, respectively and state research and development tax credit carryforwards of $2.7 million and $2.3 million, respectively, before offset for unrecognized tax benefits, to offset future income tax liabilities. The federal research and development tax credits will expire in 2039, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code provide for a limitation on the annual use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company’s losses and credit carryforwards may be subject to these limitations. The Company has completed an analysis covering the period from February 13, 2018, through September 30, 2019, to determine if such ownership changes have occurred and concluded it was more likely than not that there were changes in ownership, including a change on September 30, 2019, which resulted in an annual limitation of $62,000. Due to the existence of the valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate. Further analyses will be performed prior to recognizing the benefits of any losses or credits in the financial statements.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2019 and 2018. The net change in total valuation allowance was a decrease of approximately $35.3 million for the year ended December 31, 2019 and an increase of approximately $25.7 million for the year ended December 31, 2018. The decrease in 2019 is primarily due to the reduction in NOL and tax credit carryforwards that were triggered by the change in ownership on September 30, 2019.

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $851,000 as of December 31, 2019, none of which would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning Balance	$1,582	$1,404
Additions based on tax positions related to the current year	159	181
Decreases related to prior years’ tax positions	(890)	(3)

Ending Balance	$851	$1,582

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2016. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for tax years before 2015 in states in which it has filed income tax returns. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits, from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company is subject to foreign tax examinations by tax authorities for fiscal year 2014 and forward.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 17.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018

Net loss	$(18,645)	$(18,007)

Series B and C preferred dividend	—	(339)

Net loss attributable to common stockholders	$(18,645)	$(18,346)

Shares used to compute net loss per share, basic and diluted	21,569,523	6,316,065

Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(2.90)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2019	2018

Options to purchase common stock	1,583,575	839,396

Warrant to purchase common stock	17,579,945	9,658

Warrant to purchase convertible preferred stock	—	891

Series B and C convertible preferred stock outstanding, including cumulative dividends	—	213,760

Series A convertible preferred stock outstanding	—	12,260

Convertible promissory notes, related party (as converted)	—	185,159

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	19,163,520	1,261,124

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 18.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for fiscal 2019 and 2018 is as follows:

	Year Ended December 31, 2019
	First	Second	Third	Fourth

Revenue	$5,407	$85	$454	$3,916
Operating expenses	$5,855	$5,082	$5,168	$9,542
Net loss	$(1,339)	$(5,637)	$(5,260)	$(6,409)
Net loss per share – basic and diluted	$(0.18)	$(0.39)	$(0.32)	$(0.13)

	Year Ended December 31, 2018
	First	Second	Third	Fourth

Revenue	$1,503	$608	$281	$1,767
Operating expenses	$5,418	$8,383	$6,161	$5,953
Net income (loss)	$2,314	$(8,871)	$(6,548)	$(4,902)
Net income (loss) attributable to common stockholders	$1,975	$(8,871)	$(6,548)	$(4,902)
Net income (loss) per share – basic	$0.54	$(1.24)	$(0.92)	$(0.69)
Net income (loss) per share – diluted	$0.49	$(1.24)	$(0.92)	$(0.69)

NOTE 19.  Subsequent Events

On March 2, 2020, the Company completed a registered direct offering (the “March 2020 Offering”) of 4,000,000 shares of common stock and warrants to purchase 2,000,000 shares of common stock. Each share of common stock with half of an accompanying common stock warrant to purchase one share of common stock were sold for $2.50. Each common stock warrant entitles the holder to purchase one share of common stock for $2.50, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance. Each common stock warrants entitles the holder to receive cash consideration equal to a Black-Scholes valuation in the event of a Fundamental Transaction within the Company’s control (see Note 12).

The total gross proceeds from the March 2020 Offering to the Company were $10.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $9.1 million. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $775,000. In addition, the Company issued the placement agents’ designees 280,000 common stock warrants at the closing of the March 2020 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of the effective date of the March 2020 Offering and to receive cash consideration equal to a Black-Scholes valuation in the event of a Fundamental Transaction within the Company’s control. The aggregate fair value of these warrants at issuance was estimated to be $453,000, using the Black-Scholes valuation model, using a closing stock price of $2.34 and assumptions including estimated volatility of 98%, a risk-free interest rate of 0.88%, a zero dividend rate and an estimated remaining term of 4.99 years. This estimated fair value is recorded in offering costs.

Since December 31, 2019, in addition to the 4,000,000 shares of common stock issued in the March 2020 Offering, the Company has issued 18,472,183 shares of common stock upon the exercise of warrants for cash proceeds totaling $9.8 million.

On March 17, 2019, the Company entered into an agreement with Emergent BioSolutions Inc. (“Emergent”), whereby Emergent will deploy its molecule-to-market contract development and manufacturing services to help develop and manufacture Vaxart’s experimental oral vaccine candidate for the coronavirus disease COVID-19.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15(d)-15e)). Based on such evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting was conducted using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013), while utilizing the additional guidance contained in COSO’s Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During 2019, we implemented procedures in our finance department designed to remediate the risks related to inadequate segregation of duties and review of account reconciliations and nonroutine transactions to address a material weakness relating to our lack of sufficient qualified resources and adequate processes to appropriately segregate duties and perform effective and timely review of account reconciliations and nonroutine transactions that was originally identified in the audit of our financial statements for the year ended December 31, 2015. These procedures included the retention of adequately qualified staff, the full implementation of formal approval procedures for all journal entries and account reconciliations, and increased management oversight of financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of AviragenTherapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to RestatedCertificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Restated By-laws of Aviragen Therapeutics,Inc.	10-K	001-35285	3.2	September 13, 2016
4.1	Reference is made to Exhibits 3.1 to 3.5
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9 *	Description of Securities of the Registrant
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16 #	Offer Letter, dated May 25, 2011, and Amendment to Offer Letter and Option Grant Agreement, dated October 1, 2011, by and between Vaxart, Inc. and Wouter W. Latour, M.D.	S-4/A	333-222009	10.25	December 29, 2017
10.17	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.18	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.19	Loan and Security Agreement dated December 22, 2016, by and between Vaxart, Inc. and Oxford Finance LLC	S-4/A	333-222009	10.28	December 29, 2017
10.20	Second Amendment to the Loan Agreement, dated February 13, 2018, between Vaxart, Inc. and Oxford Finance LLC	8-K	001-35285	10.1	February 20, 2018
10.21 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.22	Settlement Agreement by and among Vaxart, Inc., Digirad Corporation, East Hill Management Company, LLC, and Aviragen Therapeutics, Inc.	8-K	001-35285	10.1	February 9, 2018
10.23	Form of Sales Agreement dated December 19, 2018 by and between Vaxart, Inc. and B. Riley FBR, Inc.	S-3	333-228910	1.2	December 02, 2018
10.24	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.25	Form of Securities Purchase Agreement, dated as of March 19, 2019, by and among Vaxart, Inc. and the Purchasers named therein	8-K	001-35285	10.1	March 20, 2019
10.26	Engagement Letter, dated as of January 25, 2019, by and between Vaxart, Inc. and H.C. Wainwright & Co., LLC, as amended	8-K	001-35285	10.2	March 20, 2019
10.27	Form of Placement Agent Warrant	8-K	001-35285	10.3	March 20, 2019
10.28 #	2019 Equity Incentive Plan	8-K	001-35285	10.1	April 24, 2019
10.29 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	8-K	001-35285	10.2	April 24, 2019
10.30 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.31 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.32	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm
23.2 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
32.1 *§

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit) for the two years ended December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements

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

VAXART, INC.

	By:	/s/ WOUTER W. LATOUR, M.D.
Date: March 19, 2020		Wouter W. Latour, M.D.
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

SIGNATURE	TITLE	DATE

/s/ WOUTER W. LATOUR, M.D.
Wouter W. Latour, M.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 19, 2020

/s/ MARGARET A. ECHERD
Margaret A. Echerd	Vice President, Corporate Controller (Principal Accounting Officer)	March 19, 2020

/s/ STEVEN BOYD
Steven Boyd	Director	March 19, 2020

/s/ TODD C. DAVIS
Todd C. Davis	Director	March 19, 2020

/s/ MICHAEL J. FINNEY
Michael J. Finney, Ph.D.	Director	March 19, 2020

/s/ KEITH MAHER
Keith Maher	Director	March 19, 2020

/s/ ANNE M. VANLENT
Anne M. VanLent	Director	March 19, 2020

/s/ ROBERT A. YEDID
Robert A. Yedid	Director	March 19, 2020