Form 10-Q
period 2020-03-31
Vaxart, Inc.
filed 2020-05-12
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The Registrant had 74,184,322 shares of common stock, $0.10 par value, outstanding as of May 11, 2020.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,859	$13,526
Accounts receivable	2,663	3,619
Prepaid expenses and other current assets	1,143	453

Total current assets	33,665	17,598

Property and equipment, net	191	210
Right-of-use assets, net	1,910	1,990
Intangible assets, net	16,660	17,093
Other long-term assets	138	141

Total assets	$52,564	$37,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$793	$852
Current portion of operating lease liability	855	841
Liability related to sale of future royalties, current portion	1,513	2,916
Other accrued liabilities	4,280	4,565

Total current liabilities	7,441	9,174

Operating lease liability, net of current portion	1,271	1,472
Liability related to sale of future royalties, net of current portion	12,541	13,416
Other long-term liabilities	18	18

Total liabilities	21,271	24,080

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.10 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 72,004,720 and 48,254,994 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7,200	4,825
Additional paid-in capital	142,051	124,788
Accumulated deficit	(117,958)	(116,661)

Total stockholders’ equity	31,293	12,952

Total liabilities and stockholders’ equity	$52,564	$37,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Revenue from customer service contracts	$99	$—
Royalty revenue	2,769	3,659
Non-cash royalty revenue related to sale of future royalties	34	1,748

Total revenue	2,902	5,407

Operating expenses:
Research and development	1,542	3,829
General and administrative	1,990	2,026
Restructuring costs	64	—

Total operating expenses	3,596	5,855

Operating loss	(694)	(448)

Other income and (expenses):
Interest income	41	5
Interest expense	—	(107)
Non-cash interest expense related to sale of future royalties	(491)	(544)
Foreign exchange gain, net	—	5

Total other income and (expenses)	(450)	(641)

Net loss before income taxes	(1,144)	(1,089)

Provision for income taxes	153	250

Net loss	$(1,297)	$(1,339)

Net loss per share - basic and diluted	$(0.02)	$(0.18)

Shares used to compute net loss per share - basic and diluted	60,677,145	7,301,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2020

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 2018	7,141,189	$714	$108,513	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	7,141,189	$714	$108,513	$(98,016)	$11,211

Issuance of common stock and warrants, net of offering costs of $560	1,200,000	120	2,320	—	2,440

Issuance of common stock warrants to placement agents’ designees	—	—	100	—	100
				—
Stock-based compensation	—	—	164	—	164

Net loss	—	—	—	(1,339)	(1,339)

Balances as of March 31, 2019	8,341,189	$834	$111,097	$(99,355)	$12,576

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2020	48,254,994	$4,825	$124,788	$(116,661)	12,952

Issuance of common stock and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	400	8,322	—	8,722

Issuance of common stock warrants to placement agents’ designees	—	—	453	—	453

Issuance of common stock upon exercise of common stock warrants	19,726,120	1,973	8,376	—	10,349

Issuance of common stock upon exercise of stock options	23,606	2	16	—	18

Stock-based compensation	—	—	96	—	96

Net loss	—	—	—	(1,297)	(1,297)

Balances as of March 31, 2020	72,004,720	$7,200	$142,051	$(117,958)	$31,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,297)	$(1,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580	1,100
Stock-based compensation	96	164
Non-cash interest expense	—	35
Non-cash interest expense related to sale of future royalties	491	544
Non-cash revenue related to sale of future royalties	(2,769)	(1,384)
Change in operating assets and liabilities:
Accounts receivable	956	(3,788)
Prepaid expenses and other assets	(690)	100
Accounts payable	(55)	(184)
Other accrued liabilities	(520)	99

Net cash used in operating activities	(3,208)	(4,653)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(552)
Proceeds from sale of equipment	3	—

Net cash used in investing activities	(1)	(552)

Cash flows from financing activities:
Net proceeds from issuance of securities in registered direct offering	9,175	2,540
Proceeds from issuance of common stock upon exercise of common stock warrants	10,349	—
Proceeds from issuance of common stock upon exercise of stock options	18	—
Repayment of principal on secured promissory note payable to Oxford Finance	—	(417)

Net cash provided by financing activities	19,542	2,123

Net increase (decrease) in cash and cash equivalents	16,333	(3,082)

Cash, cash equivalents and restricted cash at beginning of the period	13,526	11,506

Cash, cash equivalents and restricted cash at end of the period	$29,859	$8,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Supplemental disclosure of cash flow information:
Interest paid	$—	$72

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent’s representatives	$453	$100
Acquisition of property and equipment included in accounts payable	$—	$123

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

On March 2, 2020, the Company completed a registered direct offering (the “March 2020 Offering”) of 4,000,000 shares of the Company’s common stock and warrants to purchase 2,000,000 shares of common stock. Each common stock warrant entitles the holder to purchase one share of common stock for $2.50, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance. The total gross proceeds from the offering to the Company were $10.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $9.2 million. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $775,000. In addition, the Company issued the placement agents’ designees 280,000 common stock warrants at the closing of the March 2020 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of the effective date of the March 2020 Offering. The aggregate fair value of these warrants at issuance was estimated to be $453,000 (see Note 10), which was recorded in offering costs.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

 NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2020 (the “Annual Report”). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. The Company has not experienced any losses on its deposits since inception.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. The Company generally requires no collateral from its customers.

Reclassification – Prior periods’ data is subject to reclassification to conform to the current presentation. Accordingly, $48,000 that was previously recorded as non-lease costs has been included as variable lease costs and in cash outflows related to leases in the three months ended March 31, 2019. This reclassification had no effect on reported net loss.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. The Company held no recurring financial assets that are measured at fair value as of March 31, 2020. The Company held $15,000 in money market funds, classified as cash equivalents, as of December 31, 2019. The Company held no recurring financial liabilities at either date or in the three months ended March 31, 2020 or 2019.

NOTE 4.  Balance Sheet Components

(a)	Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash at banks	$29,859	$13,511
Money market funds	—	15
Total cash and cash equivalents	$29,859	$13,526

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Accounts Receivable

Accounts receivable comprises the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Royalties receivable	$2,663	$3,438
Customer service contracts - billed	—	181
Accounts receivable	$2,663	$3,619

The Company has provided no allowance for uncollectible accounts as of March 31, 2020 and December 31, 2019.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$537	$537
Office and computer equipment	132	132
Total property and equipment	669	669
Less: accumulated depreciation	(478)	(459)
Property and equipment, net	$191	$210

Depreciation expense for the three months ended March 31, 2020 and 2019, was $19,000 and $130,000, respectively. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2020 or 2019.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Facilities	$1,906	$1,985
Office equipment	4	5
Right-of-use assets, net	$1,910	$1,990

(e)	Intangible Assets

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of March 31, 2020, developed technology and intellectual property had remaining lives of 9.6 and 7.75 years, respectively. Intangible assets consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less: accumulated amortization	(5,520)	(5,087)
Intangible assets, net	$16,660	$17,093

Total amortization expense was $433,000 and $779,000 in the three months ended March 31, 2020 and 2019, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2020, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2020 (nine months remaining)	$1,299
2021	1,732
2022	1,731
2023	1,732
2024	1,732
Thereafter	8,434
Total	$16,660

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$461	$903
Accrued clinical and manufacturing expenses	3,228	3,228
Accrued professional and consulting services	207	2
Reserve for return of royalties	178	178
Other liabilities, current portion	206	254

Total	$4,280	$4,565

NOTE 5.  Revenue

Service Contracts with Customers

Contract Balances. Accounts receivable related to service contracts with customers as of March 31, 2020 and December 31, 2019, was nil and $181,000, respectively. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of March 31, 2020 and December 31, 2019, was $120,000 and $21,000, respectively, which is included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of March 31, 2020 and December 31, 2019, there was no deferred revenue and the aggregate amount of RPO was $112,000 and $211,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. We expect 100% of this amount to be recognized as revenue within the next three months, subject to unforeseen delays. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

Royalty Agreements

Aviragen entered into a royalty-generating research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. Under the agreement, all Relenza patents owned by the Company were exclusively licensed to GSK.   All of the Company’s Relenza patents have expired, with the last remaining patent expiring in July 2019 in Japan, at which time royalty revenue ceased, although it remains subject to minor adjustments for sales returns and exchange rate differences. The Company recognized no royalty revenue related to Relenza in the three months ended March 31, 2020 and recognized $695,000 in the three months ended March 31, 2019, representing 7% of net sales in Japan.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the three months ended March 31, 2020 and 2019, was $2,769,000 and $2,964,000, respectively, representing 4% of net sales in Japan. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $34,000 and $1,748,000 in the three months ended March 31, 2020 and 2019, respectively. Both the royalty revenue and the non-cash royalty revenue related to the sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $140,000 and $236,000 was included in income tax expense in the three months ended March 31, 2020 and 2019, respectively.

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

The following table shows the activity within the liability account during the three months ended March 31, 2020 (in thousands):

Total liability related to sale of future royalties, start of period	$16,332
Non-cash royalty revenue paid to HCRP	(2,769)
Non-cash interest expense recognized	491
Total liability related to sale of future royalties, end of period	14,054
Current portion	(1,513)
Long-term portion	$12,541

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under four operating lease agreements, one of which has been subleased, and for equipment under an operating lease agreement with an initial term exceeding one year, and under three operating lease agreements with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. The right of use of these premises was assessed as partially impaired as of December 31, 2019 (see Note 13). The Company also obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of two facilities located in South San Francisco, California, under leases that terminate on July 31, 2021, with no extension options, and the right of use of equipment under a lease that terminates in September 2021.

As of March 31, 2020, the weighted average discount rate for operating leases with initial terms of more than one year was 10.53% and the weighted average remaining term of these leases was 3.62 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of March 31, 2020 (in thousands):

Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$781
2021	620
2022	336
2023	348
2024	360
Thereafter	121
Undiscounted total	2,566
Less: imputed interest	(440)
Present value of future minimum payments	2,126
Current portion of operating lease liability	(855)
Operating lease liability, net of current portion	$1,271

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three months ended March 31, 2020 and 2019, are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Lease cost	(in thousands)
Operating lease cost	$189	$223
Short-term lease cost	3	3
Variable lease cost	11	48
Sublease income	(54)	(54)
Total lease cost	$149	$220

Net cash outflows associated with operating leases totaled $237,000 and $247,000 in the three months ended March 31, 2020 and 2019, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Secured Promissory Note Payable to Oxford Finance

On December 22, 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance, under which the Company borrowed $5.0 million. The $5.0 million loan, which bore interest at the 30-day U.S. LIBOR plus 6.17%, was evidenced by a secured promissory note and was repayable over four years, with interest only payable over the first 12 months and the balance fully amortized over the subsequent 36 months. Upon repayment, an additional final payment equal to $325,000 was due, which was accreted as interest expense over the term of the loan using the effective-interest method. The loan was secured by substantially all the Company’s assets, except for intellectual property.

The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, was approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $106,000, of which $72,000 was paid, during the three months ended March 31, 2019. The note was repaid in full on November 4, 2019.

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

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2020, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2020	December 31, 2019

Options issued and outstanding	1,650,848	1,811,652
PRSUs issued and outstanding, net of forfeitures	278,535	—
Available for future grants of equity awards	110,276	295,180
Common stock warrants	25,924,042	43,370,162
Total	27,963,701	45,476,994

(c)	Warrants

The following warrants were outstanding as of March 31, 2020, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	17,005,001	$0.30	September 2024
Common Stock	696,002	$0.375	September 2024
Common Stock	5,685,057	$1.10	April 2024
Common Stock	163,068	$1.375	April 2024
Common Stock	2,000,000	$2.50	March 2025
Common Stock	280,000	$3.125	February 2025
Common Stock	84,000	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	25,924,042

The 280,000 common stock warrants issued to placement agents’ designees at the closing of the March 2020 Offering (see Note 1) each entitle the holder to purchase one share of common stock for $3.125 at any time within five years of February 27, 2020, the effective date of the March 2020 Offering. The aggregate fair value of these warrants at issuance was estimated to be $453,000, using the Black-Scholes valuation model, using a closing stock price of $2.34 and assumptions including estimated volatility of 98%, a risk-free interest rate of 0.88%, a zero dividend rate and an estimated remaining term of 4.99 years.

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $0.30, $0.375, $1.10 and $2.50 and those exercisable for $3.125 expiring in February 2025 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrantholders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  Equity Incentive Plans

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Plan, under which the Company is authorized to issue ISOs, NQSOs, stock appreciation rights, RSAs, RSUs, other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock. Following adoption of the 2019 Plan, all previous plans were frozen, and on forfeiture, cancellation and expiration, awards under those plans are not assumed by the 2019 Plan.

In March 2020, the Company granted 411,000 performance-based restricted stock unit (“PRSU”) awards to employees which vest upon the achievement of certain performance conditions, subject to each employee’s continued service relationship with the Company. As of March 31, 2020, all of these 411,000 PRSUs were outstanding. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of PRSUs granted, is recognized as an expense ratably over the estimated vesting period when achievement of the performance condition is considered probable. Based on the Company’s evaluation of the probability of achieving the performance condition as of March 31, 2020, no stock-based compensation expense related to the PRSUs was recorded for the three months then ended. The Company will continue to evaluate the probability of achieving the performance conditions for the PRSUs at the end of each reporting period and, should achievement of the performance condition be assessed as probable, will record compensation expense related to the PRSUs accordingly.

No stock options were awarded in the three months ended March 31, 2020 or 2019. A summary of stock option transactions in the three months ended March 31, 2020, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2020	295,180	1,811,652	$2.74
PRSUs granted, net of tax forfeitures	(278,535)	—	$—
Exercised	—	(23,606)	$0.77
Forfeited	85,910	(85,992)	$0.39
Canceled	7,721	(51,206)	$9.19

Balance at March 31, 2020	110,276	1,650,848	$2.69

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$22	$79
General and administrative	74	85
Total stock-based compensation	$96	$164

As of March 31, 2020, the unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.6 million, which the Company expects to recognize over an estimated weighted average period of 2.23 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019

Net loss	$(1,297)	$(1,339)

Shares used to compute net loss per share – basic and diluted	60,677,145	7,301,189

Net loss per share – basic and diluted	$(0.02)	$(0.18)

No adjustment has been made to the net loss in the three months ended March 31, 2020 or 2019, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2020	2019

Options to purchase common stock	1,773,779	860,371

PRSUs	36,132	—

Warrants to purchase common stock	33,023,381	22,114

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	34,833,292	882,485

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  Restructuring Costs

Restructuring liabilities primarily consist of the estimated future obligations for contract suspension costs. These restructuring liabilities, all of which are expected to be paid in the year ending December 31, 2020, are recorded in other accrued liabilities in the condensed consolidated balance sheets.

The Company approved a reduction-in-force during the year ended December 31, 2019, for which it accrued severance and benefits charges, all of which were paid in the three months ended March 31, 2020. The Company also accrued the maximum amount potentially payable under a manufacturing work order which it suspended, recorded impairment charges against property and equipment and right-of-use assets formerly used for manufacturing covering the period in which no benefits will be derived, and incurred legal fees and accretion costs in connection with the restructuring. The Company recorded costs in the three months ended March 31, 2020, for legal fees and for accretion related to the manufacturing premises and expects to record further charges in 2020 for legal fees, broker commissions and accretion and, potentially, further impairment of a right-of-use asset if it is unable to sublease the manufacturing premises for as much as it is presently paying, or if subleasing takes longer than expected. The Company has not agreed to pay the full amount accrued with respect to the suspended manufacturing work order and expects to reverse part of the related charge following negotiations with the vendor.

Cumulative restructuring costs incurred and a reconciliation of the change in related liabilities during the three months ended March 31, 2020, is as follows:

	Suspension	Severance	Impairment
	of Contract	Benefits	Charges	Other	Total
	(in thousands)

Cumulative cost incurred as of March 31, 2020	$3,223	$368	$1,272	$121	$4,984

Reconciliation of liabilities:
Balance at December 31, 2019	$3,223	$368	$—	$57	$3,648
Period charges	—	—	—	64	64
Payments and settlements	—	(368)	—	(112)	(480)
Balance at March 31, 2020	$3,223	$—	$—	$9	$3,232

NOTE 14.  Subsequent Events

Since March 31, 2020, the Company has issued 2,064,602 shares of common stock upon the exercise of warrants for cash proceeds totaling $2.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 19, 2020. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q , and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Company Overview and Background

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform. Our oral vaccines are designed to generate broad and durable immune responses that may protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our vaccines are administered using a convenient room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates for several targets. These include SARS-CoV-2, a coronavirus currently causing an epidemic throughout the world; norovirus, a widespread cause of acute gastro-intestinal enteritis, for which three Phase 1 human studies have been completed, including a study with a bivalent norovirus vaccine which, as we announced in September, met its primary and secondary endpoints; seasonal influenza, for which our monovalent H1 influenza vaccine protected patients against H1 influenza infection in a recent Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

1.	Bivalent GI.1 - GII.4 Norovirus vaccine generated IgA ASC response rates of 78 – 86% for GI.1 and 90 – 93% for GII.4. Program on hold pending partnering process.
2.	Monovalent H1 flu vaccine completed phase 2 Proof of Concept efficacy study. Quadrivalent flu Phase 1 on hold pending partnering process.
3.	Janssen collaboration. Janssen has an option to negotiate an exclusive license.
4.	RSV program to be partnered with new antigen partner, pending which the program is on hold.
5.	HPV therapeutic pre-IND feedback received. Program presently on hold.

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine for coronavirus SARS-CoV-2. We have generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and we are evaluating them in preclinical models for their ability to generate both mucosal and systemic immune responses. We believe the logistical advantages of an oral vaccine that is administered using a convenient room temperature-stable tablet could be of critical benefit when rolling out a major public health vaccination campaign.

According to the Center for Disease Control and Prevention, or CDC, in late 2019 an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China. The disease spread rapidly and person-to-person transmission has been widely documented. On January 20, 2020, state and local health departments in the United States, in collaboration with teams deployed from CDC, began identifying and monitoring all persons considered to have had close contact with patients with confirmed COVID-19. On March 6, 2020, President Trump signed an $8.3 billion emergency spending bill to confront the COVID-19 outbreak. The aims of these efforts were to ensure rapid evaluation and care of patients, limit further transmission, better understand risk factors for transmission and develop treatments. By May 9, 2020, more than 4 million COVID-19 cases had been identified in over 200 other countries and territories worldwide, including the United States, where over 1.3 million infections and 80,000 deaths have been reported. Stay-at-home orders or similar mandates have been issued in all 50 states and on March 27, 2020, President Trump signed a $2.2 trillion coronavirus relief bill to mitigate the financial and economic damage caused.

●

Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, will better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described under “Clinical Trial Update” in the “Seasonal Influenza Vaccine” section below. The program is currently on hold pending partnering discussions.

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

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. An estimated 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. During the flu season of 2018/2019 there were 34,200 flu related deaths in the U.S. alone, according to the CDC. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, 226,000 people are hospitalized with complications of influenza, and between 3,000 and 49,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

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

At this time, we aim to finance development and commercialization of our seasonal quadrivalent influenza oral tablet vaccine through third-party collaboration and licensing arrangements and/or non-dilutive funding. In the future, we may also consider equity offerings and/or debt financings to fund the program. Pending a licensing, partnering or collaboration agreement, the seasonal flu program is currently on hold.

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

Based on the positive results of our cotton rat study, we believe our proprietary oral vaccine platform is the optimal vaccine delivery system for RSV, offering significant advantages over injectable vaccines. We will seek to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform. Pending a licensing, partnering or collaboration agreement, the RSV program is currently on hold.

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

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We are earning revenue from a fixed price service contract, as amended, for a total of $617,000, which we expect to complete by June 30, 2020, subject to unforeseen delays.

Royalty Revenue

We earn royalty revenue on sales of Inavir and, until the patent expired, Relenza, both treatments for influenza, from our licensees, Daiichi Sankyo and GSK, respectively, under royalty agreements with expiry dates in December 2029 and July 2019, respectively, based on fixed percentages of net sales of these drugs.

Non-Cash Royalty Revenue Related to the Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P., or HCRP. At the time of the Merger, the fair value of the estimated future benefit to HCRP was $15.9 million, which we recorded as a liability that we are amortizing using the effective interest method over the remaining estimated life of the arrangement. Even though we did not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

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

The following table shows our research and development expenses for the three months ended March 31, 2020 and 2019, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
External program costs:
Norovirus program	$112	$865
RSV and HPV programs	—	13
Teslexivir and vapendavir programs	7	17
Preclinical research and process development	121	53
Total external costs	240	948
Internal costs	1,302	2,881
	$1,542	$3,829

Our preclinical research activities in the three months ended March 31, 2020, related principally to COVID-19 and to our customer service contract, whereas in the three months ended March 31, 2019, they related principally to norovirus.

We expect that research and development expenses will be lower in 2020 than in 2019 since we ceased internal manufacturing as part of our restructuring in December 2019 and we expect that a substantial proportion of our research and development costs in the future will be funded by partnering or collaboration agreements. We expect that the total costs of research and development related to our product candidates will increase significantly over the next several years as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. Since we believe that a significant portion of such costs will be borne by partners and collaborators, we do not expect the costs borne by us will increase significantly, if at all.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Revenue from customer service contracts	$99	$—
Royalty revenue	2,769	3,659
Non-cash royalty revenue related to sale of future royalties	34	1,748

Total revenue	2,902	5,407

Operating expenses:
Research and development	1,542	3,829
General and administrative	1,990	2,026
Restructuring costs	64	—

Total operating expenses	3,596	5,855

Operating loss	(694)	(448)

Other income and (expenses):
Interest income	41	5
Interest expense	—	(107)
Non-cash interest expense related to sale of future royalties	(491)	(544)
Foreign exchange gain, net	—	5

Total other income and (expenses)	(450)	(641)

Net loss before income taxes	(1,144)	(1,089)

Provision for income taxes	153	250

Net loss	$(1,297)	$(1,339)

Revenue from Customer Service Contracts

The following table presents our revenue from customer service contracts for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$99	$—	N/A

In the three months ended March 31, 2020, we earned revenue from customer service contracts of $99,000. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we expect to be completed by June 30, 2020, subject to unforeseen delays, enabling us to recognize the remaining $112,000 as revenue. There were no comparable contracts in the three months ended March 31, 2019.

Royalty Revenue

The following table presents our royalty revenue for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$2,769	$3,659	(24)%

For the three months ended March 31, 2020, royalty revenue decreased by $890,000, or 24%, compared to the three months ended March 31, 2019. Royalty revenue is earned on sales of Inavir and, until the patent expired in July 2019, Relenza, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. The decrease in 2020 is principally due to the absence of Relenza royalty revenue.

Non-cash Royalty Revenue Related to Sale of Future Royalties

The following table presents our non-cash royalty revenue related to sale of future royalties for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$34	$1,748	(98%)

For the three months ended March 31, 2020, royalty revenue related to sale of future royalties was $34,000, compared to $1.7 million in the three months ended March 31, 2019. The decrease is due to a ceiling of $3.3 million that may be earned in years ending on March 31, and we recorded almost all of this in the nine months ended December 31, 2019.

Research and Development

The following table presents our research and development expenses for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$1,542	$3,829	(60)%

For the three months ended March 31, 2020, research and development expenses decreased by $2.3 million, or 60%, compared to the three months ended March 31, 2019. The decrease in the 2020 period is principally due to a reduction in personnel costs after we ceased internal manufacturing as part of our December 2019 restructuring, and decreases in manufacturing costs, principally related to the norovirus vaccine, in the cost of norovirus clinical trials, in expenses for depreciation and for amortization of intangible assets acquired in the Merger and in facilities costs. We expect that research and development expenses will continue to be lower in 2020 as compared to 2019 since (i) we ceased internal manufacturing as part of our restructuring in December 2019 and (ii) we expect that a substantial portion of our research and development costs in the future will be funded by partnering or collaboration agreements.

General and Administrative

The following table presents our general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$1,990	$2,026	(2)%

For the three months ended March 31, 2020, general and administrative expenses decreased by $36,000, or 2%, compared to the three months ended March 31, 2019. We expect general and administrative costs will remain at a similar level for the remainder of 2020.

Restructuring Costs

The following table presents our restructuring costs for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$64	$—	N/A

We approved a reduction-in-force during the year ended December 31, 2019, for which we accrued severance and benefits charges, the maximum amount potentially payable under a manufacturing work order which we suspended, impairment charges against property and equipment and right-of-use assets formerly used for manufacturing from which no future benefits will be derived, and incurred legal fees and accretion costs in connection with the restructuring. Our costs in the three months ended March 31, 2020, were for legal fees and for accretion related to the manufacturing premises.

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

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$(450)	$(641)	(30)%

For the three months ended March 31, 2020, we recorded net non-operating expenses of $450,000, a 30% decrease from the $641,000 recorded in the three months ended March 31, 2019. The decrease was principally due to the absence of interest expense in the 2020 period, principally due to the repayment of a loan from Oxford Finance LLC in November 2019.

Provision for Income Taxes

The following table presents our provision for income taxes for the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,
2020	2019	% Change
(dollars in thousands)
$153	$250	(39)%

The provision for income taxes comprises $153,000 and $250,000 in the three months ended March 31, 2020 and 2019, respectively. The majority of the charge, $140,000 in 2020 and $236,000 in 2019, represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The decrease arose because of Inavir royalties, including the portion that we pass through to HCRP, in the first calendar quarter fell from $4.7 million in 2019 to $2.8 million in 2020. The remainder of the charge, $13,000 in 2020 and $14,000 in 2019, relates to foreign taxes payable on intercompany interest.

Liquidity and Capital Resources

From its inception until the Merger, Private Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into Aviragen common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, of which the remaining balance of $2.5 million as of September 30, 2019, was repaid in full on November 4, 2019. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, through March 31, 2020, we have received net proceeds of $39.3 million from the sale of common stock, pre-funded warrants and common stock warrants and the exercise of pre-funded warrants and common stock warrants from equity financings in March, April and September 2019 and March 2020.

As of March 31, 2020, we had $29.9 million of cash and cash equivalents. We believe our existing funds, along with our projected revenue and further proceeds from the exercise of common stock warrants and options, are sufficient to fund us well into 2021 and possibly beyond. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of March 31, 2020, we had no commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We plan to fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine product candidates. We may be able to fund certain activities with assistance from government programs including HHS BARDA. We may also need fund our operations through equity and/or debt financing. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

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

In addition, the COVID-19 pandemic may negatively impact our operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(3,208)	$(4,653)
Net cash used in investing activities	(1)	(552)
Net cash provided by financing activities	19,542	2,123

Net increase (decrease) in cash and cash equivalents	$16,333	$(3,082)

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the three months ended March 31, 2020 and 2019, in the amounts of $3.2 million and $4.7 million, respectively. The cash used in operating activities in the three months ended March 31, 2020, was due to cash used to fund a net loss of $1.3 million, adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $1.6 million and an increase in working capital of $309,000. The cash used in operating activities in the three months ended March 31, 2019, was due to cash used to fund a net loss of $1.3 million and an increase in working capital of $3.8 million, partially offset by net non-cash expenses related to depreciation and amortization, stock-based compensation, non-cash interest expense, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $459,000.

Net Cash Used in Investing Activities

We used $4,000 and $552,000 to purchase property and equipment in the three months ended March 31, 2020 and 2019, respectively. We received cash of $3,000 for the sale of equipment in the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

We received $9.2 million from the sale of common stock and warrants in a registered direct offering and $10.3 million from the exercise of common stock warrants in the three months ended March 31, 2020. We received $2.5 million in the three months ended March 31, 2019, from the sale of common stock in a registered direct offering, partially offset by the repayment of principal of $417,000 on the secured promissory note payable to Oxford Finance LLC.

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

Intangible Assets

Intangible assets acquired in the Merger were recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which is being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized over the remaining royalty period of 1.3 years. These valuations were prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams, which are highly subjective.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements in the periods presented.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first quarter of 2020, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the Securities and Exchange Commission on March 19, 2020, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. Except as disclosed below, there are no material changes from the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 coronavirus could adversely impact our preclinical studies and clinical trials.

Since the initial report of a novel strain of coronavirus, COVID-19, in China in December 2019, the COVID-19 coronavirus has spread to multiple countries, including the United States.  We have active and planned preclinical studies and clinical trial sites in the United States. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our planned preclinical studies and clinical trials, including our preclinical studies for our SARS-CoV-2 vaccine and our clinical trials for our vaccine candidate for the GI.1 and GII.4 norovirus strains. Effects on our preclinical study and clinical trial programs include, but are not limited to:

●	delays in procuring subjects in our preclinical studies;

●	delays or difficulties in enrolling patients in our clinical trials;

●

delays or difficulties in preclinical and clinical site initiation, including difficulties in establishing appropriate and safe social distancing and other safeguards at preclinical and clinical sites;

●

diversion of healthcare resources away from the conduct of preclinical and  clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●

interruption of key preclinical study and clinical trial activities, such as preclinical and clinical trial site monitoring, due to limitations on freight and travel imposed or recommended by federal or state governments, employers and others;

●

limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, delays or difficulties in conducting site visits and other required travel, and the desire of employees to avoid contact with large groups of people; and

●	delays in receiving approval from local regulatory authorities to initiate or continue our planned preclinical studies and clinical trials.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact our preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
4.1	Form of Common Stock Warrant (March 2020)	Form 8-K	001-35285	4.1	March 2, 2020

4.2	Form of Placement Agent Warrant (March 2020)	Form 8-K	001-35285	4.2	March 2, 2020

10.1	Form of Securities Purchase Agreement, dated February 27, 2020, by and among Vaxart, Inc. and the Purchasers named therein	Form 8-K	001-35285	10.1	March 2, 2020

10.2 *	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker

10.3 *	Offer Letter, dated March 26, 2018, by and between the Company and Margaret Echerd

10.4 *	Letter dated December 27, 2018, from the Company to Margaret Echerd

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *§	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (iv) Notes to the Condensed Consolidated Financial Statements

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

VAXART, INC.

Dated: May 12, 2020	By: /s/ WOUTER W. LATOUR, M.D.
Wouter W. Latour, M.D.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)