Form 10-Q
period 2020-06-30
Vaxart, Inc.
filed 2020-08-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.0001 par value	VXRT	The Nasdaq Capital Market

The Registrant had 109,201,829 shares of common stock, $0.0001 par value, outstanding as of August 5, 2020.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$44,388	$13,526
Accounts receivable	227	3,619
Prepaid expenses and other current assets	1,111	453

Total current assets	45,726	17,598

Property and equipment, net	345	210
Right-of-use assets, net	1,755	1,990
Intangible assets, net	16,227	17,093
Other long-term assets	137	141

Total assets	$64,190	$37,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,166	$852
Current portion of operating lease liability	804	841
Liability related to sale of future royalties, current portion	3,150	2,916
Other accrued liabilities	6,378	4,565

Total current liabilities	11,498	9,174

Operating lease liability, net of current portion	1,120	1,472
Liability related to sale of future royalties, net of current portion	11,319	13,416
Other long-term liabilities	18	18

Total liabilities	23,955	24,080

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 96,140,661 and 48,254,994 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	5
Additional paid-in capital	167,160	129,608
Accumulated deficit	(126,935)	(116,661)

Total stockholders’ equity	40,235	12,952

Total liabilities and stockholders’ equity	$64,190	$37,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Revenue from customer service contracts	$92	$—	$191	$—
Royalty revenue	193	69	2,962	3,728
Non-cash royalty revenue related to sale of future royalties	238	16	272	1,764

Total revenue	523	85	3,425	5,492

Operating expenses:
Research and development	5,114	3,707	6,656	7,536
General and administrative	3,896	1,375	5,886	3,401
Restructuring costs	39	—	103	—

Total operating expenses	9,049	5,082	12,645	10,937

Operating loss	(8,526)	(4,997)	(9,220)	(5,445)

Other income and (expenses):
Interest income	23	34	64	39
Interest expense	—	(97)	—	(204)
Non-cash interest expense related to sale of future royalties	(446)	(516)	(937)	(1,060)
Foreign exchange loss, net	(2)	(48)	(2)	(43)

Total other income and (expenses)	(425)	(627)	(875)	(1,268)

Net loss before income taxes	(8,951)	(5,624)	(10,095)	(6,713)

Provision for income taxes	26	13	179	263

Net loss	$(8,977)	$(5,637)	$(10,274)	$(6,976)

Net loss per share - basic and diluted	$(0.12)	$(0.39)	$(0.15)	$(0.64)

Shares used to compute net loss per share - basic and diluted	74,675,131	14,597,446	67,676,138	10,969,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended June 30, 2020

Balances as of March 31, 2020	72,004,720	$7	$149,244	$(117,958)	$31,293

Issuance of common stock upon exercise of common stock warrants	23,981,166	3	14,306	—	14,309

Issuance of common stock upon exercise of stock options	154,775	—	98	—	98

Disgorgement of short-swing profits, net of costs	—	—	652	—	652

Stock-based compensation	—	—	2,860	—	2,860

Net loss	—	—	—	(8,977)	(8,977)

Balances as of June 30, 2020	96,140,661	$10	$167,160	$(126,935)	$40,235

Six Months Ended June 30, 2020

Balances as of January 1, 2020	48,254,994	$5	$129,608	$(116,661)	12,952

Issuance of common stock and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	—	8,722	—	8,722

Issuance of common stock warrants to placement agents’ designees	—	—	453	—	453

Issuance of common stock upon exercise of common stock warrants	43,707,286	5	24,653	—	24,658

Issuance of common stock upon exercise of stock options	178,381	—	116	—	116

Disgorgement of short-swing profits, net of costs	—	—	652	—	652

Stock-based compensation	—	—	2,956	—	2,956

Net loss	—	—	—	(10,274)	(10,274)

Balances as of June 30, 2020	96,140,661	$10	$167,160	$(126,935)	$40,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended June 30, 2019

Balances as of March 31, 2019	8,341,189	$1	$111,930	$(99,355)	$12,576

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	925,455	—	7,741	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	333	—	333

Issuance of common stock upon exercise of pre-funded warrants	6,519,091	1	651	—	652

Stock-based compensation	—	—	180	—	180

Net loss	—	—	—	(5,637)	(5,637)

Balances as of June 30, 2019	15,785,735	$2	$120,835	$(104,992)	$15,845

Six Months Ended June 30, 2019

Balances as of December 31, 2018	7,141,189	$1	$109,226	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	7,141,189	$1	$109,226	$(98,016)	$11,211

Issuance of common stock in March 2019, net of offering costs of $560	1,200,000	—	2,440	—	2,440

Issuance of common stock warrants to placement agents’ designees in March 2019	—	—	100	—	100

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	925,455	—	7,741	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	333	—	333

Issuance of common stock upon exercise of pre-funded warrants	6,519,091	1	651	—	652

Stock-based compensation	—	—	344	—	344

Net loss	—	—	—	(6,976)	(6,976)

Balances as of June 30, 2019	15,785,735	$2	$120,835	$(104,992)	$15,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(10,274)	$(6,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,193	2,097
Stock-based compensation	2,956	344
Non-cash interest expense	—	64
Non-cash interest expense related to sale of future royalties	937	1,060
Non-cash revenue related to sale of future royalties	(2,800)	(3,132)
Change in operating assets and liabilities:
Accounts receivable	3,392	1,761
Prepaid expenses and other assets	(657)	530
Accounts payable	148	(347)
Other accrued liabilities	1,376	(371)

Net cash used in operating activities	(3,729)	(4,970)

Cash flows from investing activities:
Purchase of property and equipment	(13)	(711)
Proceeds from sale of equipment	3	—

Net cash used in investing activities	(10)	(711)

Cash flows from financing activities:
Net proceeds from issuance of securities in registered direct offering	9,175	2,540
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in April 2019 underwritten offering	—	8,074
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	652
Proceeds from issuance of common stock upon exercise of common stock warrants	24,658	—
Proceeds from issuance of common stock upon exercise of stock options	116	—
Disgorgement of short-swing profits, net of costs	652	—
Repayment of principal on secured promissory note payable to Oxford Finance	—	(833)

Net cash provided by financing activities	34,601	10,433

Net increase in cash and cash equivalents	30,862	4,752

Cash, cash equivalents and restricted cash at beginning of the period	13,526	11,506

Cash, cash equivalents and restricted cash at end of the period	$44,388	$16,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Supplemental disclosure of cash flow information:
Interest paid	$—	$136

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent’s representatives	$453	$100
Issuance of warrants to underwriters’ designees	$—	$333
Acquisition of property and equipment included in accounts payable	$170	$47

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

On June 8, 2020, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to change the par value of its common and preferred stock from $0.10 per share to $0.0001 per share and to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. Except as otherwise noted in these condensed consolidated financial statements, all share, equity security and per share amounts are presented to give retroactive effect to these changes.

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

Reclassification – Prior periods’ data is subject to reclassification to conform to the current presentation. Accordingly, $40,000 and $88,000 that were previously recorded as non-lease costs have been included as variable lease costs and in cash outflows related to leases in the three and six months ended June 30, 2019, respectively. This reclassification had no effect on reported net loss.

Recent Accounting Pronouncements

The Company believes that the impact of accounting standards updates recently issued that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. The Company held no recurring financial assets that are measured at fair value as of June 30, 2020. The Company held $15,000 in money market funds, classified as cash equivalents, as of December 31, 2019. The Company held no recurring financial liabilities at either date or in the six months ended June 30, 2020 or 2019.

NOTE 4.  Balance Sheet Components

(a)	Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash at banks	$44,388	$13,511
Money market funds	—	15
Total cash and cash equivalents	$44,388	$13,526

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Accounts Receivable

Accounts receivable comprises the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Royalties receivable	$227	$3,438
Customer service contracts - billed	—	181
Accounts receivable	$227	$3,619

The Company has provided no allowance for uncollectible accounts as of June 30, 2020 and December 31, 2019.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$706	$537
Office and computer equipment	142	132
Total property and equipment	848	669
Less: accumulated depreciation	(503)	(459)
Property and equipment, net	$345	$210

Depreciation expense was $25,000 and $125,000 for the three months ended June 30, 2020 and 2019, respectively, and $44,000 and $255,000 for the six months ended June 30, 2020 and 2019, respectively. There were no impairments of the Company’s property and equipment recorded in the six months ended June 30, 2020 or 2019.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Facilities	$1,751	$1,985
Office equipment	4	5
Right-of-use assets, net	$1,755	$1,990

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of June 30, 2020, developed technology and intellectual property had remaining lives of 9.4 and 7.5 years, respectively. Intangible assets consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less: accumulated amortization	(5,953)	(5,087)
Intangible assets, net	$16,227	$17,093

Total amortization expense for the three months ended June 30, 2020 and 2019, was $433,000 and $675,000, respectively, and for the six months ended June 30, 2020 and 2019, was $866,000 and $1,454,000, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2020, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2020 (six months remaining)	$866
2021	1,732
2022	1,731
2023	1,732
2024	1,732
Thereafter	8,434
Total	$16,227

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$1,009	$903
Accrued clinical and manufacturing expenses	4,937	3,228
Accrued professional and consulting services	49	2
Reserve for return of royalties	—	178
Other liabilities, current portion	383	254

Total	$6,378	$4,565

NOTE 5.  Revenue

Service Contracts with Customers

Contract Balances. Accounts receivable related to service contracts with customers as of June 30, 2020 and December 31, 2019, was nil and $181,000, respectively. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of June 30, 2020 and December 31, 2019, was $212,000 and $21,000, respectively, which is included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of June 30, 2020 and December 31, 2019, there was no deferred revenue and the aggregate amount of RPO was $20,000 and $211,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. We expect 100% of this amount to be recognized as revenue within the next three months. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

Royalty Agreements

Aviragen entered into a royalty-generating research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. Under the agreement, all Relenza patents owned by the Company were exclusively licensed to GSK.  All of the Company’s Relenza patents have expired, with the last remaining patent expiring in July 2019 in Japan, at which time royalty revenue ceased, although until April 30, 2020, it remained subject to adjustments for sales returns and exchange rate differences. The royalty revenue related to Relenza recognized in the three months ended June 30, 2020 and 2019, was $193,000 and $69,000, respectively, and in the six months ended June 30, 2020 and 2019, was $193,000 and $764,000, respectively, representing 7% of net sales in Japan.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the six months ended June 30, 2020 and 2019, was $2,769,000 and $2,964,000, respectively, representing 4% of net sales in Japan. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $238,000 and $16,000 in the three months ended June 30, 2020 and 2019, respectively, and $272,000 and $1,764,000 in the six months ended June 30, 2020 and 2019, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $12,000 and $1,000 was included in income tax expense in the three months ended June 30, 2020 and 2019, respectively, and $152,000 and $237,000 was included in income tax expense in the six months ended June 30, 2020 and 2019, respectively.

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

The following table shows the activity within the liability account during the six months ended June 30, 2020 (in thousands):

Total liability related to sale of future royalties, start of period	$16,332
Non-cash royalty revenue paid to HCRP	(2,800)
Non-cash interest expense recognized	937
Total liability related to sale of future royalties, end of period	14,469
Current portion	(3,150)
Long-term portion	$11,319

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

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. The right of use of these premises was assessed as partially impaired as of December 31, 2019 (see Note 14). The Company also obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of two facilities located in South San Francisco, California, under leases that terminate on July 31, 2021, with no extension options, and the right of use of equipment under a lease that terminates in September 2021.

As of June 30, 2020, the weighted average discount rate for operating leases with initial terms of more than one year was 10.53% and the weighted average remaining term of these leases was 3.55 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of June 30, 2020 (in thousands):

Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$526
2021	620
2022	336
2023	348
2024	360
Thereafter	122
Undiscounted total	2,312
Less: imputed interest	(388)
Present value of future minimum payments	1,924
Current portion of operating lease liability	(804)
Operating lease liability, net of current portion	$1,120

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and six months ended June 30, 2020 and 2019, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost	(in thousands)		(in thousands)
Operating lease cost	$212	$222	$401	$445
Short-term lease cost	3	4	6	7
Variable lease cost	13	40	24	88
Sublease income	(55)	(55)	(109)	(109)
Total lease cost	$173	$211	$322	$431

Net cash outflows associated with operating leases totaled $237,000 and $240,000 in the three months ended June 30, 2020 and 2019, respectively, and $474,000 and $487,000 in the six months ended June 30, 2020 and 2019, respectively.

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

The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, was approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $96,000 and $202,000 during the three and six months ended June 30, 2019, respectively, of which $64,000 and $136,000, respectively, was paid. The note was repaid in full on November 4, 2019.

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

From time to time the Company may be involved in legal proceedings arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, is not material to its consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business, and could have a material adverse impact on our business, financial condition and results of operations.

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. The complaint names Vaxart’s officers and directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of damages and attorneys’ fees and costs. The complaint also asserts a claim for aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The claims are based on allegations that certain stock options issued to the Company’s officers and directors between June 8, 2020 and June 15, 2020 were manipulated and that certain warrants held by Armistice were amended on June 8, 2020 for no consideration. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names Vaxart as a “nominal defendant” against which no damages are sought. The Company believes that the allegations in the complaint are without merit.  As of the time of this filing, the Company has not been served with the complaint.

NOTE 10.  Stockholders’ Equity

(a)	Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 5,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock are currently outstanding, and we have no present plan to issue any shares of preferred stock.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Common Stock

At the Company’s annual meeting of stockholders held on June 8, 2020, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of common stock from 100,000,000 shares to 150,000,000 shares and decrease the par value of the Company’s capital stock from $0.10 to $0.0001. On June 8, 2020, the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware to effect the amendment.

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2020, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2020	December 31, 2019

Options issued and outstanding	6,382,232	1,811,652
PRSUs issued and outstanding	411,000	—
Available for future grants of equity awards	1,620,028	295,180
Common stock warrants	1,942,654	43,370,162
Total	10,355,914	45,476,994

(c)	Warrants

The following warrants were outstanding as of June 30, 2020, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	171,667	$0.30	September 2024
Common Stock	241,169	$0.375	September 2024
Common Stock	225,966	$1.10	April 2024
Common Stock	163,068	$1.375	April 2024
Common Stock	766,584	$2.50	March 2025
Common Stock	280,000	$3.125	February 2025
Common Stock	83,286	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	1,942,654

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

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders on June 8, 2020, to 8,000,000 (the “Plan Amendment”), subject to standard adjustments in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that expire or are canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

In March 2020, the Company granted 411,000 performance-based restricted stock unit (“PRSU”) awards to employees which vest upon the achievement of certain performance conditions, subject to each employee’s continued service relationship with the Company. As of June 30, 2020, all of these 411,000 PRSUs were outstanding. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of PRSUs granted, is recognized as an expense ratably over the estimated vesting period when achievement of the performance condition is considered probable. Based on the Company’s evaluation of the probability of achieving the performance condition as of June 30, 2020, the Company recognized $531,000 of related expense during the three and six months ended June 30, 2020.

A summary of stock option transactions in the six months ended June 30, 2020, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2020	295,180	1,811,652	$2.74
2019 Plan Amendment	6,400,000
PRSUs granted, net of tax forfeitures	(278,535)	—	$—
Granted	(4,892,100)	4,892,100	$2.04
Exercised	—	(178,381)	$0.65
Forfeited	85,910	(85,992)	$0.39
Canceled	9,573	(57,147)	$10.50

Balance at June 30, 2020	1,620,028	6,382,232	$2.22

As of June 30, 2020, there were 6,382,232 options outstanding with a weighted average exercise price of $2.22, a weighted average remaining term of 9.37 years and an aggregate intrinsic value of $43.1 million. Of these options, 1,431,750 were vested, with a weighted average exercise price of $3.22, a weighted average remaining term of 8.31 years and an aggregate intrinsic value of $8.8 million. The Company received $116,000 for the 178,381 options exercised during the six months ended June 30, 2020, which had an intrinsic value of $524,000. No options were exercised during the six months ended June 30, 2019.

On March 24, 2020, the board of directors of the Company approved the grant of an aggregate of 2,610,000 options with an exercise price of $1.70 per share (the closing price of the Company’s common stock on March 24, 2020) (the “March Option Awards”), which vests as to 25% of the underlying shares of common stock on the date of grant and thereafter in twenty-four (24) equal monthly installments thereafter; provided that the stock options were not exercisable until the approval by the stockholders of an amendment to the 2019 Plan. On June 8, 2020, the stockholders approved the Plan Amendment and at such time the March Option Awards became exercisable, subject to the vesting schedule noted previously.

On June 15, 2020, the Company awarded 900,000 performance-based options and 845,280 time-based options with an exercise price of $2.46 per share (the closing price of the Company’s common stock on the grant date) to its new Chief Executive Officer. Vesting of the time-based options will be as follows: 25% on the first anniversary of the Grant Date and 75% in equal monthly installments over the three-year period commencing on such first anniversary, with accelerated vesting with respect to 50% of any then-unvested option shares upon a substantial strategic agreement, as determined by the Board, and with accelerated vesting in full in the event of a “Change in Control” (as defined under the 2019 Plan).

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Vesting of the performance-based options would occur if the Company achieved a specified closing price during any ten consecutive trading days by November 30, 2020, with one-third based on a closing price of $5.00, one-third based on a closing price of $7.50 and one-third based on a closing price of $10.00, subject to continuing employment. Utilizing a Monte Carlo Simulation and assumptions of the fair value of Common Stock of $2.46, estimated volatility of 105%, a risk-free interest rate of 0.35%, a zero dividend rate and an expected term of 5.23 years, the Company determined the weighted average fair value of these options on the issuance date to be $0.31 per share, or $279,000, which was initially being expensed over the estimated vesting term, assuming vesting occurs by November 30, 2020, for each tranche.

The tranches based on closing prices of $5.00, $7.50 and $10.00 vested on July 9, 2020, July 20, 2020 and July 24, 2020, respectively, so the unamortized balance of $242,000 will be expensed in the three months ending September 30, 2020. The weighted average grant date fair value of all other options awarded in the six months ended June 30, 2020 and 2019, was $1.92 and $0.55, respectively. Fair values were estimated using the following assumptions:

Six Months Ended June 30,
	2020	2019

Risk-free interest rate	0.44% - 0.88%	1.89% - 2.31%
Expected term	5.22 - 10.00 Years	5.39 - 6.08 Years
Expected volatility	94% - 104%	83% - 85%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options and PRSUs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$1,115	$80	$1,137	$159
General and administrative	1,745	100	1,819	185
Total stock-based compensation	$2,860	$180	$2,956	$344

As of June 30, 2020, the unrecognized stock-based compensation cost related to outstanding unvested stock options and PRSUs that are expected to vest was $5.9 million, which the Company expects to recognize over an estimated weighted average period of 2.21 years.

NOTE 12.  Related Party Transaction

In April 2020 the Company recorded a net amount of $652,000 related to the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the condensed consolidated balance sheet.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(8,977)	$(5,637)	$(10,274)	$(6,976)

Shares used to compute net loss per share – basic and diluted	74,675,131	14,597,446	67,676,138	10,969,473

Net loss per share – basic and diluted	$(0.12)	$(0.39)	$(0.15)	$(0.64)

No adjustment has been made to the net loss in the three and six months ended June 30, 2020 or 2019, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Options to purchase common stock	2,654,144	1,561,067	2,216,462	1,212,654

PRSUs	411,000	—	223,566	—

Warrants to purchase common stock	23,522,891	11,802,695	28,729,806	5,944,948

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	26,588,035	13,363,762	31,169,834	7,157,602

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

The Company approved a reduction-in-force during the year ended December 31, 2019, for which it accrued severance and benefits charges, all of which were paid in the three months ended March 31, 2020. The Company also accrued the maximum amount potentially payable under a manufacturing work order which it suspended, recorded impairment charges against property and equipment and right-of-use assets formerly used for manufacturing covering the period in which no benefits were expected to be derived, and incurred legal fees and accretion costs in connection with the restructuring. The Company recorded costs in the six months ended June 30, 2020, for legal fees and for accretion related to the manufacturing premises and expects to record further charges in 2020 for legal fees, broker commissions and accretion and, potentially, further impairment of a right-of-use asset if it is unable to sublease the manufacturing premises, which it is presently using again for a short-term manufacturing project and recording such cost as research and development expense, for as much as it is presently paying, or if subleasing takes longer than expected. The Company has not agreed to pay the full amount accrued with respect to the suspended manufacturing work order and expects to reverse part of the related charge following negotiations with the vendor.

Cumulative restructuring costs incurred and a reconciliation of the change in related liabilities during the six months ended June 30, 2020, is as follows:

	Suspension	Severance	Impairment
	of Contract	Benefits	Charges	Other	Total
	(in thousands)

Cumulative cost incurred as of June 30, 2020	$3,223	$368	$1,272	$160	$5,023

Reconciliation of liabilities:
Balance at December 31, 2019	$3,223	$368	$—	$57	$3,648
Period charges	—	—	—	103	103
Payments and settlements	—	(368)	—	(150)	(518)
Balance at June 30, 2020	$3,223	$—	$—	$10	$3,233

NOTE 15.  Subsequent Events

On July 13, 2020, the Company completed the sale of 12,503,806 shares for gross proceeds of approximately $100 million from an at-the-market facility (the “ATM Program”) under a sales prospectus agreement dated July 8, 2020. After deducting sales commissions and expenses, net cash proceeds under the ATM Program were approximately $97 million.

Since June 30, 2020, the Company has issued 531,013 shares of common stock upon the exercise of warrants for cash proceeds totaling $1.2 million.

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

Business Update Regarding COVID-19

The current coronavirus disease 2019 (“COVID-19”) outbreak has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions, for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, supply chain and clinical trials. Our office-based employees have been mostly working from home since mid-March 2020 and will continue to do so for the foreseeable future. Our partners have mostly continued to operate their facilities at or near normal levels. While we currently do not anticipate any interruptions in our operations, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our operations and/or the operations of our third-party suppliers and partners.

Recent Developments

On July 13, 2020, we completed the sale of 12,503,806 shares of our common stock for gross proceeds of approximately $100 million from an at-the-market facility (the “ATM Program”) under a sales prospectus agreement dated July 8, 2020. After deducting sales commissions and expenses, net cash proceeds under the ATM Program were approximately $97 million.

Since June 30, 2020, the Company has issued 531,013 shares of common stock upon the exercise of warrants for cash proceeds totaling approximately $1.2 million.

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

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine for coronavirus SARS-CoV-2. We generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and have been evaluating them in preclinical models for their ability to generate both mucosal and systemic immune responses. One of these was chosen for GMP production and additional animal efficacy testing. We believe the logistical advantages of an oral vaccine that is administered using a convenient room temperature stable tablet could be of critical benefit when rolling out a major public health vaccination campaign.

According to the Center for Disease Control and Prevention, or CDC, in late 2019 an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China. The disease spread rapidly and person-to-person transmission has been widely documented. On March 6, 2020, President Trump signed an $8.3 billion emergency spending bill to confront the COVID-19 with the aim of ensuring rapid evaluation and care of patients, limitation of further transmission and the development of treatments. Stay-at-home orders or similar mandates were issued in all 50 states and on March 27, 2020, President Trump signed a $2.2 trillion coronavirus relief bill to mitigate the financial and economic damage caused, with a further $1 trillion relief bill expected to be signed in August. By August 5, 2020, more than 18 million COVID-19 cases had been identified in over 200 countries and territories worldwide, including the United States, where the CDC had reported over 4.7 million infections and 156,000 deaths.

On June 26, 2020, we announced that our oral COVID-19 vaccine was selected to participate in a non-human primate challenge study, organized and funded by Operation Warp Speed, a new national program aiming to provide substantial quantities of safe and effective vaccine for Americans by January 2021. The study is designed to test the efficacy of our oral COVID-19 vaccine candidate. Operation Warp Speed is a public-private partnership initiated by the federal government to facilitate, at an unprecedented pace, the development, manufacturing, and distribution of vaccines, therapeutics and other countermeasures to address the COVID-19 epidemic throughout the world. The rules and regulations governing Operation Warp Speed are uncertain and may rapidly evolve as the program progresses, including the procedures and analysis used to select participating companies that will receive federal funds through the program. Our oral COVID-19 vaccine candidate may not prove to be efficacious, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely matter, if at all. In addition, we cannot assure you that Operation Warp Speed will have a positive impact on our financial results. See “Part II, Item 1A. Risks Factors — The regulatory regime governing Operation Warp Speed is uncertain, and new regulations or policies may materially adversely affect our business and the development of our COVID-19 vaccine candidate.”

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V., or Janssen, to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we produced non-GMP oral vaccine containing certain proprietary antigens from Janssen and tested the product in a preclinical challenge model. The study has been completed and we are compiling a report for Janssen. Janssen has an option to negotiate an exclusive worldwide license to our technology encompassing the Janssen antigens.

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

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We are earning revenue from a fixed price service contract, as amended, for a total of $617,000, which we expect to complete by September 30, 2020.

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

Our preclinical research activities in the six months ended June 30, 2020, have related principally to COVID-19 and to our customer service contract, whereas in the six months ended June 30, 2019, they related principally to norovirus. Our clinical activities related almost exclusively to norovirus in both years and were not significant in the six months ended June 30, 2020.

We expect that research and development expenses will increase in the second half of 2020 as clinical trials for COVID-19 ramp up and manufacturing runs are completed. We expect that the total costs of research and development related to our product candidates will increase significantly over the next several years as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. We are seeking potential partners and collaborators to bear a significant portion of such costs.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Revenue from customer service contracts	$92	$—	$191	$—
Royalty revenue	193	69	2,962	3,728
Non-cash royalty revenue related to sale of future royalties	238	16	272	1,764

Total revenue	523	85	3,425	5,492

Operating expenses:
Research and development	5,114	3,707	6,656	7,536
General and administrative	3,896	1,375	5,886	3,401
Restructuring costs	39	—	103	—

Total operating expenses	9,049	5,082	12,645	10,937

Operating loss	(8,526)	(4,997)	(9,220)	(5,445)

Other income and (expenses):
Interest income	23	34	64	39
Interest expense	—	(97)	—	(204)
Non-cash interest expense related to sale of future royalties	(446)	(516)	(937)	(1,060)
Foreign exchange loss, net	(2)	(48)	(2)	(43)

Total other income and (expenses)	(425)	(627)	(875)	(1,268)

Net loss before income taxes	(8,951)	(5,624)	(10,095)	(6,713)

Provision for income taxes	26	13	179	263

Net loss	$(8,977)	$(5,637)	$(10,274)	$(6,976)

Revenue from Customer Service Contracts

The following table presents our revenue from customer service contracts for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$92	$—	N/A	$191	$—	N/A

We earned revenue from customer service contracts of $92,000 and $191,000 in the three and six months ended June 30, 2020, respectively. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we expect to be completed by September 30, 2020, enabling us to recognize the remaining $20,000 as revenue. There were no comparable contracts in the six months ended June 30, 2019.

Royalty Revenue

The following table presents our royalty revenue for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$193	$69	180%	$2,962	$3,728	(21)%

For the three months ended June 30, 2020, royalty revenue increased by $124,000, or 180%, compared to the three months ended June 30, 2019. The increase in the three months ended June 30, 2020, is primarily due to a decrease in the reserve for Relenza sales returns. For the six months ended June 30, 2020, royalty revenue decreased by $766,000, or 21%, compared to the six months ended June 30, 2019. The decrease in 2020 is principally due to the absence of Relenza royalty revenue in the first quarter. Royalty revenue is earned on sales of Inavir and, until the patent expired in July 2019, Relenza, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period.

Non-cash Royalty Revenue Related to Sale of Future Royalties

The following table presents our non-cash royalty revenue related to sale of future royalties for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$238	$16	1,388%	$272	$1,764	(85)%

For the three months ended June 30, 2020, royalty revenue related to sale of future royalties was $238,000, compared to $16,000 in the three months ended June 30, 2019, due to revenue from Inavir sales in the 2019 period being abnormally low in a quarter in which sales of Inavir typically only represent about 3% of the annual total. For the six months ended June 30, 2020, royalty revenue related to sale of future royalties was $272,000, compared to $1.8 million in the six months ended June 30, 2019. The decrease is due to a ceiling of $3.3 million that may be earned in years ending on March 31, and we recorded almost all of this in the nine months ended December 31, 2019.

Research and Development

The following table presents our research and development expenses for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$5,114	$3,707	38%	$6,656	$7,536	(12)%

For the three months ended June 30, 2020, research and development expenses increased by $1.4 million, or 38%, compared to the three months ended June 30, 2019. The increase is primarily due to manufacturing and preclinical expenses related to our COVID-19 vaccine candidate and higher stock-based compensation costs, partially offset by lower costs of clinical trials for our norovirus vaccine candidate, reduced personnel costs since we ceased internal manufacturing as part of our December 2019 restructuring and lower amortization expense.

For the six months ended June 30, 2020, research and development expenses decreased by $880,000, or 12%, compared to the six months ended June 30, 2019. The decrease in the 2020 period is principally due to lower costs of clinical trials for our norovirus vaccine candidate, reduced personnel costs, lower amortization expense and reduced facilities costs, partially offset by manufacturing and preclinical expenses related to our COVID-19 vaccine candidate, higher stock-based compensation costs and costs related to our customer service contract.

We expect that research and development expenses will be higher in 2020 than in 2019 as we expect significant expenditures on clinical trials, which will only be partially offset by the reduction in personnel costs since we ceased internal bulk product manufacturing as part of our restructuring in December 2019.

General and Administrative

The following table presents our general and administrative expenses for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$3,896	$1,375	183%	$5,886	$3,401	73%

For both the three and six months ended June 30, 2020, general and administrative expenses increased by $2.5 million compared to the corresponding period in 2019. The principal reasons for the increase are higher stock-based compensation costs, severance expenses for our former Chief Executive Officer and increased legal fees incurred in the three months ended June 30, 2020. We expect quarterly general and administrative costs will be lower in the second half of 2020 than in the three months ended June 30, 2020, as we expect stock-based compensation and severance costs to decline significantly, however they will be higher than in the corresponding periods in 2019 due to our growth from a Smaller Reporting Company to a Large Accelerated Filer, which means we will need to increase our headcount and upgrade accounting systems in order to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 before year-end.

Restructuring Costs

The following table presents our restructuring costs for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$39	$—	N/A	$103	$—	N/A

We approved a reduction-in-force during the year ended December 31, 2019, for which we accrued severance and benefits charges, the maximum amount potentially payable under a manufacturing work order which we suspended, impairment charges against property and equipment and right-of-use assets formerly used for manufacturing from which no future benefits will be derived, and incurred legal fees and accretion costs in connection with the restructuring. Our costs in the six months ended June 30, 2020, were for legal fees and for accretion related to the manufacturing premises while it remained unoccupied.

We expect to reverse part of the charge recorded in 2019 related to the suspension of our manufacturing work order following negotiations with the vendor.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$(425)	$(627)	(32)%	$(875)	$(1,268)	(31)%

For the three months ended June 30, 2020, we recorded net non-operating expenses of $425,000, a 32% decrease from the $627,000 recorded in the three months ended June 30, 2019. For the six months ended June 30, 2020, we recorded net non-operating expenses of $875,000, a 31% decrease from the $1.3 million recorded in the six months ended June 30, 2019. The decrease in both periods was principally due to the absence of interest expense in 2020, principally due to the repayment of a loan from Oxford Finance LLC in November 2019, and the reduction in non-cash interest expense related to sale of future royalties due to a reduction in the related liability.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,			Six Months Ended June 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$26	$13	100%	$179	$263	(32)%

The provision for income taxes comprises $26,000 and $13,000 in the three months ended June 30, 2020 and 2019, respectively. Of this charge, $12,000 in 2020 and $1,000 in 2019 represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The remainder of the charge in both years is principally due to foreign taxes payable on intercompany interest.

The provision for income taxes comprises $179,000 and $263,000 in the six months ended June 30, 2020 and 2019, respectively. The majority of the charge, $152,000 in 2020 and $237,000 in 2019, represents the Japanese withholding tax on royalty revenue. The decrease arose because Inavir royalties, including the portion that we pass through to HCRP, in the first six months fell from $4.7 million in 2019 to $3.0 million in 2020. The remainder of the charge, $27,000 in 2020 and $26,000 in 2019, relates primarily to foreign taxes payable on intercompany interest.

Liquidity and Capital Resources

From its inception until the Merger, Private Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into Aviragen common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, of which the remaining balance of $2.5 million as of September 30, 2019, was repaid in full on November 4, 2019. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, through June 30, 2020, we have received net proceeds of $53.6 million from the sale of common stock, pre-funded warrants and common stock warrants and the exercise of pre-funded warrants and common stock warrants from equity financings in March, April and September 2019 and March 2020.

As of June 30, 2020, we had $44.4 million of cash and cash equivalents. We believe our existing funds as of June, 30, 2020, in addition to our projected revenue and proceeds from the ATM Program in July 2020 and from the exercise of common stock warrants and options, are sufficient to fund us through 2021. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of June 30, 2020, we had no commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

In addition, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(3,729)	$(4,970)
Net cash used in investing activities	(10)	(711)
Net cash provided by financing activities	34,601	10,433

Net increase in cash and cash equivalents	$30,862	$4,752

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the six months ended June 30, 2020 and 2019, in the amounts of $3.7 million and $5.0 million, respectively. The cash used in operating activities in the six months ended June 30, 2020, was due to cash used to fund a net loss of $10.3 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.3 million and a decrease in working capital of $4.3 million. The cash used in operating activities in the six months ended June 30, 2019, was due to cash used to fund a net loss of $7.0 million, partially offset by adjustments for net non-cash expenses related to depreciation and amortization, stock-based compensation, non-cash interest expense, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $433,000 and a decrease in working capital of $1.6 million.

Net Cash Used in Investing Activities

We used $13,000 and $711,000 to purchase property and equipment in the six months ended June 30, 2020 and 2019, respectively. We received cash of $3,000 for the sale of equipment in the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

We received $9.2 million from the sale of common stock and warrants in a registered direct offering, $24.8 million from the exercise of common stock warrants and stock options, and net proceeds of $652,000 from the disgorgement of related party short-swing profits in the six months ended June 30, 2020. We received $2.5 million from the sale of common stock in a registered direct offering, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten offering and $652,000 from the exercise of pre-funded warrants in the six months ended June 30, 2019, partially offset by the repayment of principal of $833,000 on the secured promissory note payable to Oxford Finance LLC.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2020, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, is not material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. The complaint names Vaxart’s officers and directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of damages and attorneys’ fees and costs. The complaint also asserts a claim for aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The claims are based on allegations that certain stock options issued to the Company’s officers and directors between June 8, 2020 and June 15, 2020 were manipulated and that certain warrants held by Armistice were amended on June 8, 2020 for no consideration. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names Vaxart as a “nominal defendant” against which no damages are sought. The Company believes that the allegations in the complaint are without merit.  As of the time of this filing, the Company has not been served with the complaint.

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

Our development of a COVID-19 vaccine candidate is at an early stage. We may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely manner, if at all.

We are in the business of developing oral vaccines that are administered by tablet rather than by injection. In response to the global outbreak of COVID-19, in January 2020, we announced that we had initiated a program to develop a coronavirus vaccine candidate based on Vector-Adjuvant-Antigen Standardized Technology Platform, our proprietary oral vaccine platform (“VAAST”). However, our development of the vaccine is in early stages, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely manner, if at all.

Since that time, we entered into an agreement with Emergent BioSolutions Inc. (“Emergent”), whereby Emergent will deploy its molecule-to-market contract development and manufacturing (“CDMO”) services to help develop and manufacture our experimental oral COVID-19 vaccine. We also contracted with KindredBio to manufacture bulk vaccine under cGMP to complement the manufacturing capacity of partner Emergent. However, if we are unsuccessful in maintaining our relationships with these and other critical third parties, our ability to develop our oral COVID-19 vaccine candidate and consequently compete in the marketplace could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in successful development and commercialization of our oral COVID-19 vaccine candidate.

In addition, in June 2020, we signed a Memorandum of Understanding with Attwill Medical Solutions Sterilflow, LP (“AMS”) affirming the parties’ intent to establish AMS as a resource for lyophilization development and large-scale manufacturing including tableting and enteric coating for our oral COVID-19 vaccine. AMS is expected to assign dedicated resources and equipment for the scale up and commercial production of the vaccine upon entering a definitive agreement. However, we have not yet entered into any such definitive agreement with AMS, and we may not be able to reach a definitive agreement with AMS on terms acceptable to us, if at all. Even if we are able to establish a definitive agreement with AMS, reliance on them entails additional risks, including (i) our reliance on AMS for regulatory compliance and quality assurance, a possible breach of the manufacturing agreement by AMS; (ii) the possible misappropriation of our proprietary information, including trade secrets and know-how; and (iii) the possible termination or nonrenewal of the agreement by AMS at a time that is costly or inconvenient for us.

AMS, or any other manufacturing partner, may not be able to comply with cGMP, regulations or similar regulatory requirements. Our failure, or the failure of such partners or potential partners, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our potential COVID-19 vaccine. In addition, manufacturers of tablets and vaccines often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our contract manufacturers may not perform as agreed. If our manufacturers were to encounter these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

We are committing financial resources to the development of a COVID-19 vaccine, which may cause delays in or otherwise negatively impact our other development programs. In addition, our management and scientific teams have dedicated substantial efforts to our COVID-19 vaccine development. As of the date of this report, we have 16 full-time equivalent employees, which may make us more reliant on our individual employees and on outside contractors than companies with a greater number of employees. If we fail to attract and retain management and scientific personnel, we may be unable to successfully produce, develop and commercialize our vaccine candidates.

In addition, the positive preclinical results for our COVID-19 vaccine candidates may not be predictive of the results of later-stage human clinical trials, which could be one of a number of factors that may delay or prevent us from receiving regulatory approval of our vaccine candidate. We may not be successful in developing a vaccine, or another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19, which may also lead to the diversion of governmental and quasi-governmental funding away from us and toward other companies.

The regulatory regime governing Operation Warp Speed is uncertain, and new regulations or policies may materially adversely affect our business and the development of our COVID-19 vaccine candidate.

On June 26, 2020, we announced that our oral COVID-19 vaccine has been selected to participate in a non-human primate challenge study, organized and funded by Operation Warp Speed. The study is designed to test the efficacy of our oral COVID-19 vaccine candidate.

Operation Warp Speed is a public-private partnership among the Department of Health and Human Services, including the Centers for Disease Control and Prevention, the U.S. Food and Drug Administration, the National Institutes of Health, and the Biomedical Advanced Research and Development Authority; the Department of Defense; and private companies and firms, to facilitate, at an unprecedented pace, the development, manufacturing, and distribution of vaccines, therapeutics and other countermeasures to address the COVID-19 epidemic throughout the world.

The rules and regulations governing Operation Warp Speed, including, without limitation, the rules and regulations governing the procedures for selecting which companies participating in Operation Warp Speed will receive federal funds through the program, are uncertain and may rapidly evolve as the program progresses. Such rules or regulations may negatively impact our plans to develop our COVID-19 vaccine candidate and failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines. Efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If we fail to comply with the policies, rules and regulations governing Operation Warp Speed, or do not ultimately receive funding or complete our planned non-human primate challenge study for any other reason, our business and operations would be materially and adversely impacted.

In addition, we cannot assure you that Operation Warp Speed will have a positive impact on our financial results.

In light of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. If we were to develop a COVID-19 vaccine, the economic value of such a vaccine to us could be limited.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 vaccine, if any.

The COVID-19 coronavirus could adversely impact our preclinical studies and clinical trials.

Since the initial report of a novel strain of coronavirus, SARS-CoV-2, in China in December 2019, COVID-19 has spread to multiple countries, including the United States. We have active and planned preclinical studies and clinical trial sites in the United States. As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our planned preclinical studies and clinical trials, including preclinical studies and manufacturing of our SARS-CoV-2 vaccine candidate and clinical trials of our vaccine candidate for the GI.1 and GII.4 norovirus strains. Effects on our preclinical studies and clinical trial programs include, but are not limited to:

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

An ownership change under Section 382 of the Code subjects Vaxart, Inc. and all of its subsidiaries to limitations on the use of U.S. net operating loss carryforwards and certain other tax attributes. In addition to the ownership changes that occurred in February 2018, April 2019 and September 2019, a further ownership change under Section 382 of the Code occurred in the second quarter of 2020, subjecting us to further limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. Ownership changes occurred for Vaxart, Inc. and all of its subsidiaries in February 2018, April 2019 and September 2019; accordingly, our U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. The ownership change in September 2019 restricted annual usage to 1.89% of the combined organization’s value on September 30, 2019. A further change in ownership occurred in the second quarter of 2020, which may result in an additional restriction on usage of net operating loss carryforwards generated in the intervening period. Additional ownership changes in the future could result in further limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

The price of our common stock has been volatile and fluctuates substantially, which could result in substantial losses for stockholders.

Our stock price has been, and in the future may be, subject to substantial volatility. As a result of this volatility, our stockholders could incur substantial losses. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above your initial purchase price.

The market price for our common stock may be influenced by many factors, including the results of clinical trials of our products or those of our competitors, regulatory or legal developments, developments, disputes, or other matters concerning patent applications, issued patents, or other proprietary rights, our ability to recruit and retain key personnel, public announcements by us or our strategic collaborators regarding the progress of our development candidates similar public announcements by our competitors, and other factors set forth in this quarterly report and our other reports filed with the SEC.

If our quarterly or annual results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our results may, in turn, cause the price of our stock to fluctuate substantially. We believe that period-to-period comparisons of our results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In addition, public statements by us, government agencies, the media or others relating to the coronavirus outbreak (including regarding efforts to develop a coronavirus vaccine) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the coronavirus outbreak, any information in the public arena on this topic, whether or not accurate, could have an outsized impact (either positive or negative) on our stock price. Information related to our development, manufacturing and distribution efforts with respect to our vaccine candidates, or information regarding such efforts by competitors with respect to their potential vaccines, may also impact our stock price.

Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in our filings incorporated by reference herein or in future periodic reports; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

We may be subject to legal proceedings, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may be involved in legal proceedings. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. Our stock price has been extremely volatile, and we may become involved in securities class action lawsuits in the future. Any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business, and could have a material adverse impact on our business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

10.1	Separation Agreement, dated June 14, 2020, between Vaxart, Inc. and Wouter W. Latour, M.D.	Form 8-K	001-35285	10.1	June 15, 2020

10.2	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	Form 8-K	001-35285	10.2	June 15, 2020

10.3	2019 Equity Incentive Plan, as amended	Form S-8	333-239727	10.1	July 7, 2020

10.4	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	Form S-8	333-239727	10.2	July 7, 2020

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *§	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to the Condensed Consolidated Financial Statements

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

VAXART, INC.

Dated: August 6, 2020	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)