Form 10-Q
period 2020-09-30
Vaxart, Inc.
filed 2020-11-12
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The Registrant had 109,468,945 shares of common stock, $0.0001 par value, outstanding as of November 11, 2020.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$133,438	$13,526
Accounts receivable	250	3,619
Prepaid expenses and other current assets	1,903	453

Total current assets	135,591	17,598

Property and equipment, net	662	210
Right-of-use assets, net	2,591	1,990
Intangible assets, net	15,794	17,093
Other long-term assets	72	141

Total assets	$154,710	$37,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,871	$852
Current portion of operating lease liability	1,699	841
Liability related to sale of future royalties, current portion	3,008	2,916
Other accrued liabilities	3,724	4,565

Total current liabilities	10,302	9,174

Operating lease liability, net of current portion	1,032	1,472
Liability related to sale of future royalties, net of current portion	11,698	13,416
Other long-term liabilities	—	18

Total liabilities	23,032	24,080

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 109,468,945 and 48,254,994 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11	5
Additional paid-in capital	266,687	129,608
Accumulated deficit	(135,020)	(116,661)

Total stockholders’ equity	131,678	12,952

Total liabilities and stockholders’ equity	$154,710	$37,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Revenue from customer service contracts	$2	$94	$193	$94
Royalty revenue	—	8	2,962	3,736
Non-cash royalty revenue related to sale of future royalties	263	352	535	2,116

Total revenue	265	454	3,690	5,946

Operating expenses:
Research and development	4,616	3,713	11,272	11,249
General and administrative	4,190	1,455	10,076	4,856
Restructuring costs	(952)	—	(849)	—

Total operating expenses	7,854	5,168	20,499	16,105

Operating loss	(7,589)	(4,714)	(16,809)	(10,159)

Other income and (expenses):
Interest income	5	58	69	97
Interest expense	—	(84)	—	(288)
Non-cash interest expense related to sale of future royalties	(464)	(500)	(1,401)	(1,560)
Foreign exchange gain (loss), net	(11)	11	(13)	(32)

Total other income and (expenses)	(470)	(515)	(1,345)	(1,783)

Net loss before income taxes	(8,059)	(5,229)	(18,154)	(11,942)

Provision for income taxes	26	31	205	294

Net loss	$(8,085)	$(5,260)	$(18,359)	$(12,236)

Net loss per share - basic and diluted	$(0.08)	$(0.32)	$(0.23)	$(0.96)

Shares used to compute net loss per share - basic and diluted	107,718,578	16,249,032	81,121,045	12,748,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended September 30, 2020

Balances as of June 30, 2020	96,140,661	$10	$167,160	$(126,935)	$40,235

Issuance of common stock in July 2020, net of offering costs of $2,966	12,503,806	1	97,033	—	97,034

Issuance of common stock upon exercise of common stock warrants	697,680	—	1,293	—	1,293

Issuance of common stock upon exercise of stock options	126,798	—	286	—	286

Stock-based compensation	—	—	915	—	915

Net loss	—	—	—	(8,085)	(8,085)

Balances as of September 30, 2020	109,468,945	$11	$266,687	$(135,020)	$131,678

Nine Months Ended September 30, 2020

Balances as of December 31, 2019	48,254,994	$5	$129,608	$(116,661)	12,952

Issuance of common stock and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	—	8,722	—	8,722

Issuance of common stock warrants to placement agents’ designees	—	—	453	—	453

Issuance of common stock in July 2020, net of offering costs of $2,966	12,503,806	1	97,033	—	97,034

Issuance of common stock upon exercise of common stock warrants	44,404,966	5	25,946	—	25,951

Issuance of common stock upon exercise of stock options	305,179	—	402	—	402

Disgorgement of short-swing profits, net of costs	—	—	652	—	652

Stock-based compensation	—	—	3,871	—	3,871

Net loss	—	—	—	(18,359)	(18,359)

Balances as of September 30, 2020	109,468,945	$11	$266,687	$(135,020)	$131,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended September 30, 2019

Balances as of June 30, 2019	15,785,735	$2	$120,835	$(104,992)	$15,845

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,457	26,124,828	3	7,241	—	7,244

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	4,313,031	—	431	—	431

Stock-based compensation	—	—	146	—	146

Net loss	—	—	—	(5,260)	(5,260)

Balances as of September 30, 2019	46,223,594	$5	$129,150	$(110,252)	$18,903

Nine Months Ended September 30, 2019

Balances as of December 31, 2018	7,141,189	$1	$109,226	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	7,141,189	$1	$109,226	$(98,016)	$11,211

Issuance of common stock in March 2019, net of offering costs of $560	1,200,000	—	2,440	—	2,440

Issuance of common stock warrants to placement agents’ designees in March 2019	—	—	100	—	100

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	925,455	—	7,741	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	333	—	333

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,457	26,124,828	3	7,241	—	7,244

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	10,832,122	1	1,082	—	1,083

Stock-based compensation	—	—	490	—	490

Net loss	—	—	—	(12,236)	(12,236)

Balances as of September 30, 2019	46,223,594	$5	$129,150	$(110,252)	$18,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(18,359)	$(12,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846	2,854
Stock-based compensation	3,871	490
Non-cash interest expense	—	93
Non-cash interest expense related to sale of future royalties	1,401	1,560
Non-cash revenue related to sale of future royalties	(3,027)	(3,147)
Change in operating assets and liabilities:
Accounts receivable	3,369	1,237
Prepaid expenses and other assets	(1,384)	164
Accounts payable	810	136
Other accrued liabilities	(1,511)	(449)

Net cash used in operating activities	(12,984)	(9,298)

Cash flows from investing activities:
Purchase of property and equipment	(321)	(838)
Proceeds from sale of equipment	3	—

Net cash used in investing activities	(318)	(838)

Cash flows from financing activities:
Net proceeds from issuance of securities in registered direct offering	9,175	2,540
Net proceeds from issuance of common stock through at-the-market facility	97,034	—
Net proceeds from issuance of securities in April 2019 underwritten offering	—	8,074
Net proceeds from issuance of securities in September 2019 underwritten offering	—	7,741
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	1,083
Proceeds from issuance of common stock upon exercise of common stock warrants	25,951	—
Proceeds from issuance of common stock upon exercise of stock options	402	—
Disgorgement of short-swing profits, net of costs	652	—
Repayment of principal on secured promissory note payable to Oxford Finance	—	(1,250)

Net cash provided by financing activities	133,214	18,188

Net increase in cash and cash equivalents	119,912	8,052

Cash, cash equivalents and restricted cash at beginning of the period	13,526	11,506

Cash, cash equivalents and restricted cash at end of the period	$133,438	$19,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Supplemental disclosure of cash flow information:
Interest paid	$—	$195

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent’s representatives	$453	$100
Issuance of warrants to underwriters’ designees	$—	$830
Operating lease liabilities arising from obtaining right-of-use assets	$1,022	$1,929
Acquisition of property and equipment included in accounts payable	$213	$3

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

On February 13, 2018, Private Vaxart completed a business combination with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Aviragen merged with Private Vaxart, with Private Vaxart surviving as a wholly owned subsidiary of Aviragen (the “Merger”). Pursuant to the terms of the Merger, Aviragen changed its name to Vaxart, Inc. (together with its subsidiaries, the “Company” or “Vaxart”) and Private Vaxart changed its name to Vaxart Biosciences, Inc. All of Private Vaxart’s convertible promissory notes and convertible preferred stock was converted into common stock, following which each share of common stock was converted into approximately 0.22148 shares of the Company’s common stock (the “Conversion”).

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

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2020 (the “Annual Report”). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40). In addition to simplifying the accounting for certain debt and equity instruments, none of which the Company presently has outstanding, this standard update provides guidance on how certain instruments should be treated in the computation of earnings per share. The Company plans to adopt the new guidance effective January 1, 2021. Its adoption will have an immaterial impact on the number of shares used in the computation of year-to-date basic and diluted earnings per share.

The Company has reviewed all other significant newly-issued accounting pronouncements that are not yet effective and concluded that they are either not applicable to its operations or their adoption will not have a material impact on its financial position or results of operations.

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

The Company’s money market funds are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities. The Company held no recurring financial assets that are measured at fair value as of September 30, 2020. The Company held $100,002,000 and $15,000 in money market funds, classified as cash equivalents, as of September 30, 2020 and December 31, 2019, respectively. The Company held no recurring financial liabilities at either date or in the nine months ended September 30, 2020 or 2019.

NOTE 4.  Balance Sheet Components

(a)	Cash and Cash Equivalents

Cash and cash equivalents comprises the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash at banks	$33,436	$13,511
Money market funds	100,002	15
Total cash and cash equivalents	$133,438	$13,526

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Accounts Receivable

Accounts receivable comprises the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Royalties receivable	$250	$3,438
Customer service contracts - billed	—	181
Accounts receivable	$250	$3,619

The Company has provided no allowance for uncollectible accounts as of September 30, 2020 and December 31, 2019.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Laboratory equipment	$1,036	$537
Office and computer equipment	163	132
Total property and equipment	1,199	669
Less: accumulated depreciation	(537)	(459)
Property and equipment, net	$662	$210

Depreciation expense was $34,000 and $131,000 for the three months ended September 30, 2020 and 2019, respectively, and $78,000 and $386,000 for the nine months ended September 30, 2020 and 2019, respectively. There were no impairments of the Company’s property and equipment recorded in the nine months ended September 30, 2020 or 2019.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Facilities	$2,588	$1,985
Office equipment	3	5
Right-of-use assets, net	$2,591	$1,990

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of September 30, 2020, developed technology and intellectual property had remaining lives of 9.1 and 7.25 years, respectively. Intangible assets consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Purchased technology	$22,100	$22,100
Intellectual property	80	80
Total cost	22,180	22,180
Less: accumulated amortization	(6,386)	(5,087)
Intangible assets, net	$15,794	$17,093

Total amortization expense for the three months ended September 30, 2020 and 2019, was $433,000 and $433,000, respectively, and for the nine months ended September 30, 2020 and 2019, was $1,299,000 and $1,887,000, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2020, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2020 (three months remaining)	$433
2021	1,732
2022	1,731
2023	1,732
2024	1,732
Thereafter	8,434
Total	$15,794

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$1,132	$903
Accrued clinical and manufacturing expenses	1,386	3,228
Accrued professional and consulting services	677	2
Reserve for return of royalties	—	178
Other liabilities, current portion	529	254

Total	$3,724	$4,565

NOTE 5.  Revenue

Service Contracts with Customers

Contract Balances. Accounts receivable related to service contracts with customers as of September 30, 2020 and December 31, 2019, was nil and $181,000, respectively. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of September 30, 2020 and December 31, 2019, was $214,000 and $21,000, respectively, which is included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of September 30, 2020 and December 31, 2019, there was no deferred revenue and the aggregate amount of RPO was $18,000 and $211,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. We expect, subject to stay-at-home restrictions, that 100% of this amount will be recognized as revenue within the next three months. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

Royalty Agreements

Aviragen entered into a royalty-generating research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. Under the agreement, all Relenza patents owned by the Company were exclusively licensed to GSK. All of the Company’s Relenza patents have expired, with the last remaining patent expiring in July 2019 in Japan, at which time royalty revenue ceased, although until April 30, 2020, it remained subject to adjustments for sales returns and exchange rate differences. The royalty revenue related to Relenza recognized in the three months ended September 30, 2020 and 2019, was nil and $8,000, respectively, and in the nine months ended September 30, 2020 and 2019, was $193,000 and $772,000, respectively, representing 7% of net sales in Japan.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the nine months ended September 30, 2020 and 2019, was $2,769,000 and $2,964,000, respectively, representing 4% of net sales in Japan. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $263,000 and $352,000 in the three months ended September 30, 2020 and 2019, respectively, and $535,000 and $2,116,000 in the nine months ended September 30, 2020 and 2019, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $13,000 and $17,000 was included in income tax expense in the three months ended September 30, 2020 and 2019, respectively, and $165,000 and $254,000 was included in income tax expense in the nine months ended September 30, 2020 and 2019, respectively.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2020 (in thousands):

Total liability related to sale of future royalties, start of period	$16,332
Non-cash royalty revenue paid to HCRP	(3,027)
Non-cash interest expense recognized	1,401
Total liability related to sale of future royalties, end of period	14,706
Current portion	(3,008)
Long-term portion	$11,698

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

The Company obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. The right of use of these premises was assessed as partially impaired as of December 31, 2019 (see Note 14). The Company also obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of two facilities located in South San Francisco, California, under leases that terminate on July 31, 2021, with no extension options, and the right of use of equipment under a lease that terminates in September 2021. Further, the Company has identified an embedded lease for the rental of facilities in Burlingame, California, within a Statement of Work for the manufacture of bulk vaccine product that is expected to be completed by September 2021.

As of September 30, 2020, the weighted average discount rate for operating leases with initial terms of more than one year was 10.34% and the weighted average remaining term of these leases was 2.58 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of September 30, 2020 (in thousands):

Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)	$265
2021	1,719
2022	336
2023	348
2024	360
Thereafter	122
Undiscounted total	3,150
Less: imputed interest	(419)
Present value of future minimum payments	2,731
Current portion of operating lease liability	(1,699)
Operating lease liability, net of current portion	$1,032

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and nine months ended September 30, 2020 and 2019, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost	(in thousands)		(in thousands)
Operating lease cost	$235	$258	$636	$703
Short-term lease cost	4	4	10	11
Variable lease cost	29	44	53	132
Sublease income	(54)	(53)	(163)	(162)
Total lease cost	$214	$253	$536	$684

Net cash outflows associated with operating leases totaled $243,000 and $253,000 in the three months ended September 30, 2020 and 2019, respectively, and $717,000 and $740,000 in the nine months ended September 30, 2020 and 2019, respectively.

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

The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, was approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $82,000 and $284,000 during the three and nine months ended September 30, 2019, respectively, of which $55,000 and $191,000, respectively, was paid. The note was repaid in full on November 4, 2019.

NOTE 9. Commitments and Contingencies

(a)	Leases

The Company’s lease commitments are detailed in Note 7.

(b)	Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with its directors and officers that require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

(c)	Litigation

From time to time the Company may be involved in legal proceedings arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, is not material to its consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run the Company successfully, and could have a material adverse impact on its business, financial condition and results of operations.

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020, and the case was re-named Ennis v. Latour, et al. The amended complaint names certain of Vaxart’s officers and directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty, unjust enrichment, and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The claims challenge certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020 and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On October 14, 2020, all defendants in the action filed a demurrer with the court, seeking to have the entire case dismissed.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On September 8, 2020, a purported shareholder derivative complaint was filed in the Chancery Court in the State of Delaware, entitled Galjour v. Floroiu, et al. On October 20, 2020, a purported shareholder derivative and class action complaint, entitled Jaquith v. Vaxart, Inc., was filed in the Court of Chancery of the State of Delaware. The complaints name as defendants certain of Vaxart’s current and former directors, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaints also assert claims against Armistice. The complaints challenge certain stock options granted to certain of the Company’s officers and directors between June 8, 2020 and June 15, 2020 and certain amendments made to two warrants held by Armistice, as disclosed on June 9, 2020. Both complaints purport to bring suit derivatively on behalf of and for the benefit of the Company, and the Jaquith complaint also purports to assert a direct claim for breach of fiduciary duty on behalf of a class of Vaxart stockholders. Both complaints name the Company as a “nominal defendant” against which no claims are asserted and no damages are sought. On October 9, 2020, Defendants moved to dismiss the Galjour complaint and to stay the action pending disposition of the Ennis action in California. On November 9, 2020, the Court denied Defendant’s motion to stay the Galjour action pending disposition of the Ennis action in California. On November 9, 2020, the Court also ordered that the parties meet and confer to consolidate the Jaquith and Galjour actions.

On September 17, 2020, a purported derivative complaint was filed in the U.S. District Court for the Northern District of California, entitled Stachowski v. Boyd, et al. The complaint names as defendants certain of Vaxart’s current directors, asserting claims against them for breach of fiduciary duty and unjust enrichment and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also alleges a violation of §14(a) of the Securities Exchange Act of 1934 for allegedly false statements or omissions in the Company’s April 24, 2020, proxy statement regarding the Company’s options practices. The complaint also asserts a claim for breach of fiduciary duty against Armistice. The claims are based on allegations that certain stock options granted to certain of the Company’s officers and directors between June 8 and June 15, 2020, were allegedly improper and that certain warrants held by Armistice were amended on June 8, 2020, allegedly for no consideration. The complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no claims are asserted and no damages are sought.

Two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California, the first, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020 (the “Himmelberg Action”), and the second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (the “Hovhannisyan Action,” and together, the “Putative Class Actions”). On September 17, 2020, the court issued an order that the Putative Class Actions were related and would proceed as one consolidated action. The Putative Class Actions both name as defendants certain of Vaxart’s current and former executive officers and directors, and Armistice. The complaint claims two violations of federal civil securities laws, violation of SEC Rule 10b-5, as against all defendants; and violation of Section 20(A) of the Exchange Act, as against all defendants except for Vaxart. The Putative Class Actions allege defendants violated securities laws by misstating and omitting information regarding the Company’s Operation Warp Speed (“OWS”) involvement to deceive the investing public and inflate the market price of Vaxart securities. The Putative Class Actions seek to be certified as a class action for similarly situated shareholders and seek, among other things, an uncertain amount of damages and attorneys’ fees and costs.

On October 23, 2020, a purported shareholder derivative complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and an Armistice-affiliated Company director as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits obtained in violation thereof. The complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought.

The Company’s legal costs incurred in its defense against these claims are expensed as incurred.

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

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2020, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2020	December 31, 2019

Options issued and outstanding	6,320,530	1,811,652
PRSUs issued and outstanding	411,000	—
Available for future grants of equity awards	1,554,328	295,180
Common stock warrants	1,244,974	43,370,162
Total	9,530,832	45,476,994

(c)	Warrants

The following warrants were outstanding as of September 30, 2020, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	5,000	$0.30	September 2024
Common Stock	224,797	$0.375	September 2024
Common Stock	225,966	$1.10	April 2024
Common Stock	111,931	$1.375	April 2024
Common Stock	316,584	$2.50	March 2025
Common Stock	269,496	$3.125	February 2025
Common Stock	80,286	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	1,244,974

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  Equity Incentive Plans

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock. Following adoption of the 2019 Plan, all previous plans were frozen, and on forfeiture, cancellation and expiration, awards under those plans are not assumed by the 2019 Plan.

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

In March 2020, the Company granted 411,000 performance-based restricted stock unit (“PRSU”) awards to employees which vest upon the achievement of certain performance conditions by December 31, 2020, subject to each employee’s continued service relationship with the Company. As of September 30, 2020, all of these 411,000 PRSUs were outstanding. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of PRSUs granted, is recognized as an expense ratably over the estimated vesting period when achievement of the performance condition is considered probable. Based on the Company’s evaluation of the probability of achieving the performance condition as of September 30, 2020, the Company recognized $101,000 and $632,000 of related expense during the three and nine months ended September 30, 2020, respectively.

On March 24, 2020, the board of directors of the Company approved the grant of an aggregate of 2,610,000 options with an exercise price of $1.70 per share (the closing price of the Company’s common stock on March 24, 2020) (the “March Option Awards”), which vest as to 25% of the underlying shares of common stock on the date of grant and thereafter in twenty-four (24) equal monthly installments from May 1, 2020 until April 1, 2022; provided that the stock options were not exercisable until the approval by the stockholders of the Plan Amendment. On June 8, 2020, the stockholders approved the Plan Amendment and at such time the March Option Awards became exercisable, subject to the vesting schedule noted previously.

A summary of stock option transactions in the nine months ended September 30, 2020, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2020	295,180	1,811,652	$2.74
2019 Plan Amendment	6,400,000	—	$—
PRSUs granted, net of tax forfeitures	(278,535)	—	$—
Granted	(4,957,800)	4,957,800	$2.10
Exercised	—	(305,179)	$1.32
Forfeited	85,910	(85,992)	$0.39
Canceled	9,573	(57,751)	$10.57

Balance at September 30, 2020	1,554,328	6,320,530	$2.27

As of September 30, 2020, there were 6,320,530 options outstanding with a weighted average exercise price of $2.27, a weighted average remaining term of 9.18 years and an aggregate intrinsic value of $28.7 million. Of these options, 2,539,452 were vested, with a weighted average exercise price of $2.79, a weighted average remaining term of 8.90 years and an aggregate intrinsic value of $10.8 million. The Company received $402,000 for the 305,179 options exercised during the nine months ended September 30, 2020, which had an intrinsic value of $1.6 million. No options were exercised during the nine months ended September 30, 2019.

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

The tranches based on closing prices of $5.00, $7.50 and $10.00 vested on July 9, 2020, July 20, 2020 and July 24, 2020, respectively, so the unamortized balance as of June 30, 2020, was expensed in the three months ended September 30, 2020. The weighted average grant date fair value of all other options awarded in the nine months ended September 30, 2020 and 2019, was $1.98 and $0.55, respectively. Fair values were estimated using the following assumptions:

Nine Months Ended September 30,
	2020	2019

Risk-free interest rate	0.40% - 0.88%	1.89% - 2.31%
Expected term	5.22 - 10.00 Years	5.39 - 6.08 Years
Expected volatility	94% - 108%	83% - 85%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options and PRSUs was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$268	$63	$1,405	$222
General and administrative	647	83	2,466	268
Total stock-based compensation	$915	$146	$3,871	$490

As of September 30, 2020, the unrecognized stock-based compensation cost related to outstanding unvested stock options and PRSUs that are expected to vest was $5.4 million, which the Company expects to recognize over an estimated weighted average period of 2.35 years.

NOTE 12.  Related Party Transactions

In April 2020 the Company recorded a net amount of $652,000 related to the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the condensed consolidated balance sheet.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 13.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net loss	$(8,085)	$(5,260)	$(18,359)	$(12,236)

Shares used to compute net loss per share – basic and diluted	107,718,578	16,249,032	81,121,045	12,748,665

Net loss per share – basic and diluted	$(0.08)	$(0.32)	$(0.23)	$(0.96)

No adjustment has been made to the net loss in the three and nine months ended September 30, 2020 or 2019, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Options to purchase common stock	6,335,797	1,965,910	3,596,816	1,466,495

PRSUs	411,000	—	286,500	—

Warrants to purchase common stock	1,383,026	13,064,514	19,275,277	8,340,589

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	8,129,823	15,030,424	23,158,593	9,807,084

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

The Company approved a reduction-in-force during the year ended December 31, 2019, for which it accrued severance and benefits charges, all of which were paid in the three months ended March 31, 2020. The Company also accrued the maximum amount potentially payable under a manufacturing work order which it suspended. Following negotiations with the vendor, the Company paid $2,252,000 in the three months ended September 30, 2020, in full settlement with the vendor, and reversed the remainder of the balance accrued. Further, the Company recorded impairment charges against property and equipment and right-of-use assets formerly used for manufacturing covering the period in which no benefits were expected to be derived, and incurred legal fees and accretion costs in connection with the restructuring. In the nine months ended September 30, 2020, the Company recorded costs for legal fees and for accretion related to the manufacturing premises. The Company does not expect to incur any further charges related to this restructuring.

Cumulative restructuring costs incurred and a reconciliation of the change in related liabilities during the nine months ended September 30, 2020, is as follows:

	Suspension	Severance	Impairment
	of Contract	Benefits	Charges	Other	Total
	(in thousands)

Cumulative cost incurred as of September 30, 2020	$2,252	$368	$1,272	$179	$4,071

Reconciliation of liabilities:
Balance at December 31, 2019	$3,223	$368	$—	$57	$3,648
Period charges	(971)	—	—	122	(849)
Payments and settlements	(2,252)	(368)	—	(165)	(2,785)
Balance at September 30, 2020	$—	$—	$—	$14	$14

NOTE 15.  Subsequent Events

On October 13, 2020, the Company entered into an Open Market Sale AgreementSM, (the “Sales Agreement”) pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $250 million. The Company incurred direct expenses of approximately $0.3 million in connection with filing a prospectus supplement, dated October 13, 2020, with the SEC, and will pay sales commissions of 4.5% of gross proceeds from the sale of shares. As of November 12, 2020, no shares had been sold under the Sales Agreement.

Changes in the status of litigation since September 30, 2020, are included in “Note 9. Commitments and Contingencies—(c) Litigation”.

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

Company Overview and Background

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our proprietary oral vaccine platform. Our oral vaccines are designed to generate broad and durable immune responses that may protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our investigational vaccines are administered using a room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates for several targets. These include SARS-CoV-2, a coronavirus currently causing an epidemic throughout the world, for which human dosing for our Phase 1 clinical trial commenced in October 2020; norovirus, a widespread cause of acute gastro-intestinal enteritis, for which three Phase 1 human studies have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints; seasonal influenza, for which our monovalent H1 influenza vaccine protected patients against H1 influenza infection in a Phase 2 challenge study; and respiratory syncytial virus, or RSV, a common cause of respiratory tract infections. In addition, we are developing our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus, or HPV.

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

To date, we have been able to continue our operations and do not anticipate any material interruptions, for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, supply chain and clinical trials, and the effects of the current increase in cases in the United States. Our office-based employees have been mostly working from home since mid-March 2020 and will continue to do so for the foreseeable future. Our partners have mostly continued to operate their facilities at or near normal levels. While we currently do not anticipate any interruptions in our operations, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our operations and/or the operations of our third-party suppliers and partners. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the current widespread resurgence in COVID-19 infections, combined with the seasonal flu.

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

1.	Bivalent GI.1 - GII.4 Norovirus vaccine generated IgA ASC response rates of 78 – 86% for GI.1 and 90 – 93% for GII.4. Program restarted with second dosing.
2.	Monovalent H1 flu vaccine completed Phase 2 Proof of Concept efficacy study. Quadrivalent flu Phase 1 on hold pending partnering process.
3.	Janssen collaboration. Janssen has an option to negotiate an exclusive license.
4.	RSV program to be partnered with new antigen partner, pending which the program is on hold.
5.	HPV therapeutic pre-IND feedback received. Program presently on hold.

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine for coronavirus SARS-CoV-2. We generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and have been evaluating them in preclinical models for their ability to generate both mucosal and systemic immune responses. One of these, VXA-CoV2-1, a non-replicating Ad5 vector oral tablet COVID-19 vaccine candidate, was chosen for GMP production and additional animal efficacy testing. We believe the logistical advantages of an oral vaccine that is administered using a room temperature-stable tablet could be of critical benefit when rolling out a major public health vaccination campaign.

According to the Center for Disease Control and Prevention, or CDC, in late 2019 an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China. The disease spread rapidly and person-to-person transmission has been widely documented. Stay-at-home orders or similar mandates were issued in all 50 states and restrictions on certain activities, especially those involving large gatherings of people, remain in place throughout the U.S., with regional variations. By November 11, 2020, more than 52 million COVID-19 cases had been identified in over 200 countries and territories worldwide, including the United States, where the CDC had reported over 10.1 million infections and 239,000 deaths.

On June 26, 2020, we announced that our oral COVID-19 vaccine was selected to participate in a non-human primate challenge study, organized and funded by Operation Warp Speed, a new national program aiming to provide substantial quantities of safe and effective vaccine for Americans by January 2021. The study was designed to test the efficacy of our oral COVID-19 vaccine candidate. Operation Warp Speed is a collaboration among the Department of Health and Human Services, or HHS, including the Centers for Disease Control and Prevention, the U.S. Food and Drug Administration, the National Institutes of Health, and the Biomedical Advanced Research and Development Authority, or BARDA; the Department of Defense; and private companies and firms, to facilitate the development, manufacturing, and distribution of vaccines, therapeutics and other countermeasures to address the COVID-19 epidemic throughout the world. The policies and standards governing Operation Warp Speed are uncertain and may rapidly evolve as the program progresses, including the procedures and analysis used to select participating companies that will receive federal funds through the program. On September 14, 2020, we announced that we had received U.S. Food and Drug Administration (“FDA”) approval of our Investigational New Drug (“IND”) application, and on October 13, 2020, we announced that Phase 1 testing had commenced. Neither VXA-CoV2-1 nor our other oral COVID-19 vaccine candidates may be efficacious, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely matter, if at all. In addition, we cannot assure you that Operation Warp Speed will have a positive impact on our financial results. See “Part II, Item 1A. Risks Factors — The policies and standards governing Operation Warp Speed are uncertain, and new regulations or policies may materially adversely affect our business and the development of our COVID-19 vaccine candidate.”

●	Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, may better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described under “Clinical Trial Update” in the “Seasonal Influenza Vaccine” section below. The program has been restarted with the addition of a second dose more than 12 months post first vaccination in subjects who participated in the Phase 1b norovirus trial.

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

Clinical Trial Update. In 2019, we completed the active phase of a Phase 1 clinical trial with our bivalent oral tablet vaccine for the GI.1 and GII.4 norovirus strains. Both the oral norovirus GI.1 and GII.4 vaccines were well tolerated with no serious adverse events reported. Most solicited and unsolicited adverse events were mild in severity, and there were no significant differences observed between the vaccine and placebo treatment groups.

Vaxart’s bivalent vaccine demonstrated robust immunogenicity, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, and 86% and 90%, respectively, for the two monovalent cohorts of the study. There was no interference observed in the bivalent arm of the study.

We recently restarted clinical development with our norovirus vaccine candidate. The next step in the clinical development program, after a second dose of participants in the Phase 1b bivalent study, would most likely be a Phase 1b dose ranging study in elderly adult subjects. In addition, a Phase 2 safety and dose confirmation study with Vaxart’s bivalent norovirus vaccine in subjects age 18 to 64 is being planned. The study may be expanded to include subjects age 65 and over. A Phase 2 challenge study may also be considered, and could be conducted in parallel with, before or after the Phase 2 dose confirmation study. The Phase 2 dose confirmation study would be followed by a Phase 3 efficacy study in subjects age 18 and over, after an End of Phase 2 Meeting to gain FDA concurrence.

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

Clinical Trial Update. In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority, or HHS BARDA, under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. Previously, we had announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by only 27%. Our tablet vaccine also showed a favorable safety profile, indistinguishable from placebo.

On October 4, 2018, we presented data from the study demonstrating that our vaccine elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccines. This data also provided evidence that our vaccines protect through mucosal immunity, the first line of defense against mucosal infections such as flu, norovirus, RSV and others, a potential key advantage over injectable vaccines for these indications.

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

Based on the positive results of our cotton rat study, we believe our proprietary oral vaccine platform has the potential to be the optimal vaccine delivery system for RSV, offering significant advantages over injectable vaccines. We will seek to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform. Pending a licensing, partnering or collaboration agreement, the RSV program is currently on hold.

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

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We are earning revenue from a fixed price service contract, as amended, for a total of $617,000, which we expect to complete by December 31, 2020.

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

Our preclinical research activities in the nine months ended September 30, 2020, have related principally to COVID-19, whereas in the nine months ended September 30, 2019, they related principally to norovirus. Our clinical activities related primarily to norovirus and VXA-CoV2-1 in the nine months ended September 30, 2020 and almost exclusively to norovirus in the nine months ended September 30, 2019.

We expect that research and development expenses will increase in the fourth quarter of 2020 as the clinical trials for VXA-CoV2-1 progress and manufacturing runs are completed. We expect that the total costs of research and development related to VXA-CoV2-1 and our other vaccine candidates will increase significantly over the next several years as we advance those candidates into and through clinical trials, pursue regulatory approval of those candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. We are seeking potential partners and collaborators to bear a significant portion of such costs.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for VXA-CoV2-1 or any of our tablet vaccine candidates. The probability of successful commercialization of our tablet vaccine candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our tablet vaccine candidates.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Revenue:
Revenue from customer service contracts	$2	$94	$193	$94
Royalty revenue	—	8	2,962	3,736
Non-cash royalty revenue related to sale of future royalties	263	352	535	2,116

Total revenue	265	454	3,690	5,946

Operating expenses:
Research and development	4,616	3,713	11,272	11,249
General and administrative	4,190	1,455	10,076	4,856
Restructuring costs	(952)	—	(849)	—

Total operating expenses	7,854	5,168	20,499	16,105

Operating loss	(7,589)	(4,714)	(16,809)	(10,159)

Other income and (expenses):
Interest income	5	58	69	97
Interest expense	—	(84)	—	(288)
Non-cash interest expense related to sale of future royalties	(464)	(500)	(1,401)	(1,560)
Foreign exchange gain (loss), net	(11)	11	(13)	(32)

Total other income and (expenses)	(470)	(515)	(1,345)	(1,783)

Net loss before income taxes	(8,059)	(5,229)	(18,154)	(11,942)

Provision for income taxes	26	31	205	294

Net loss	$(8,085)	$(5,260)	$(18,359)	$(12,236)

Revenue from Customer Service Contracts

The following table presents our revenue from customer service contracts for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$2	$94	(98)%	$193	$94	105%

We earned revenue from customer service contracts of $2,000 and $193,000 in the three and nine months ended September 30, 2020, respectively, and $94,000 in the nine months ended September 30, 2019, all of which was earned in the three months ended September 30, 2019. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we expect to be completed by December 31, 2020, enabling us to recognize the remaining $18,000 as revenue.

Royalty Revenue

The following table presents our royalty revenue for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$—	$8	(100)%	$2,962	$3,736	(21)%

For the three months ended September 30, 2020, we earned no royalty revenue, compared to $8,000 earned in the three months ended September 30, 2019, all related to Relenza, for which the patent has now expired. For the nine months ended September 30, 2020, royalty revenue decreased by $774,000, or 21%, compared to the nine months ended September 30, 2019. The decrease in 2020 is principally due to the absence of Relenza royalty revenue in the first quarter. Royalty revenue is earned on sales of Inavir and, until the patent expired in July 2019, Relenza, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period.

Non-cash Royalty Revenue Related to Sale of Future Royalties

The following table presents our non-cash royalty revenue related to sale of future royalties for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$263	$352	(25)%	$535	$2,116	(75)%

For the three months ended September 30, 2020, royalty revenue related to sale of future royalties was $263,000, compared to $352,000 in the three months ended September 30, 2019, due to a decrease in revenue from Inavir sales. For the nine months ended September 30, 2020, royalty revenue related to sale of future royalties was $535,000, compared to $2.1 million in the nine months ended September 30, 2019. The decrease is due to a ceiling of $3.3 million that may be earned in years ending on March 31, and we recorded almost all of this in the nine months ended December 31, 2019.

Research and Development

The following table presents our research and development expenses for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$4,616	$3,713	24%	$11,272	$11,249	0.2%

For the three months ended September 30, 2020, research and development expenses increased by $903,000, or 24%, compared to the three months ended September 30, 2019. The increase is primarily due to preclinical, manufacturing and clinical expenses related to our COVID-19 vaccine candidate and higher stock-based compensation costs, partially offset by lower costs of manufacturing and clinical trials for our norovirus vaccine candidate and reduced personnel, facilities and depreciation costs since we ceased internal manufacturing as part of our December 2019 restructuring and reduced severance expense.

For the nine months ended September 30, 2020, research and development expenses increased by $23,000, or 0.2%, compared to the nine months ended September 30, 2019. The increase in the 2020 period is principally due to preclinical, manufacturing and clinical expenses related to our COVID-19 vaccine candidate, higher stock-based compensation costs and costs related to our customer service contract, partially offset by lower costs of manufacturing and clinical trials for our norovirus vaccine candidate, reduced personnel and facilities costs, lower amortization expense and reduced travel and severance costs.

We expect that research and development expenses will be higher in 2020 than in 2019 as we expect significant expenditures on clinical trials in the fourth quarter, which will only be partially offset by the reduction in personnel costs since we ceased internal bulk product manufacturing as part of our restructuring in December 2019.

General and Administrative

The following table presents our general and administrative expenses for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$4,190	$1,455	188%	$10,076	$4,856	107%

For the three months ended September 30, 2020, general and administrative expenses increased by $2.7 million compared to the corresponding period in 2019. The principal reasons are increased legal fees to defend ourselves against various shareholder lawsuits and class actions and to respond to governmental inquiries, higher stock-based compensation costs, increased D&O insurance and other professional costs, and increases in personnel and recruitment costs incurred in the three months ended September 30, 2020, as we grow our research and development activities and upgrade our accounting systems in order to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 before year-end.

For the nine months ended September 30, 2020, general and administrative expenses increased by $5.2 million compared to the corresponding period in 2019. The principal reasons for the increase are higher stock-based compensation costs, increased legal fees, higher D&O insurance costs, severance expenses for our former Chief Executive Officer and increased personnel costs incurred in the nine months ended September 30, 2020.

We expect general and administrative costs in the fourth quarter of 2020 will remain at a similar level to the three months ended September 30, 2020.

Restructuring Costs

The following table presents our restructuring costs for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$(952)	$—	N/A	$(849)	$—	N/A

We approved a reduction-in-force during the year ended December 31, 2019, for which we accrued severance and benefits charges, the maximum amount potentially payable under a manufacturing work order which we suspended, impairment charges against property and equipment and right-of-use assets formerly used for manufacturing from which no future benefits will be derived, and incurred legal fees and accretion costs in connection with the restructuring. Our net reversal of costs in the nine months ended September 30, 2020, relates to the settlement of the manufacturing work order for less than the maximum amount potentially payable, partially offset by legal fees and accretion costs. We do not expect to incur any further charges related to this restructuring.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$(470)	$(515)	(9)%	$(1,345)	$(1,783)	(25)%

For the three months ended September 30, 2020, we recorded net non-operating expenses of $470,000, a 9% decrease from the $515,000 recorded in the three months ended September 30, 2019. For the nine months ended September 30, 2020, we recorded net non-operating expenses of $1.3 million, a 25% decrease from the $1.8 million recorded in the nine months ended September 30, 2019. The decrease in both periods was principally due to the absence of interest expense in 2020, principally due to the repayment of a loan from Oxford Finance LLC in November 2019, and the reduction in non-cash interest expense related to sale of future royalties due to a reduction in the related liability.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,			Nine Months Ended September 30,
2020	2019	% Change	2020	2019	% Change
(dollars in thousands)			(dollars in thousands)
$26	$31	(16)%	$205	$294	(30)%

The provision for income taxes comprises $26,000 and $31,000 in the three months ended September 30, 2020 and 2019, respectively. Of this charge, $13,000 in 2020 and $17,000 in 2019 represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The remainder of the charge in both years is due to foreign taxes payable on intercompany interest.

The provision for income taxes comprises $205,000 and $294,000 in the nine months ended September 30, 2020 and 2019, respectively. The majority of the charge, $165,000 in 2020 and $254,000 in 2019, represents the Japanese withholding tax on royalty revenue. The decrease arose because Inavir royalties, including the portion that we pass through to HCRP, in the first nine months fell from $5.1 million in 2019 to $3.3 million in 2020. The remainder of the charge, $40,000 in each of 2020 and 2019, relates primarily to foreign taxes payable on intercompany interest.

Liquidity and Capital Resources

From its inception until the Merger, Private Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into Aviragen common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, of which the remaining balance of $2.5 million as of September 30, 2019, was repaid in full on November 4, 2019. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, through September 30, 2020, we have received net proceeds of $151.9 million from the sale of common stock, pre-funded warrants and common stock warrants and the exercise of pre-funded warrants and common stock warrants from equity financings in March, April and September 2019 and March and July 2020.

As of September 30, 2020, we had $133.4 million of cash and cash equivalents. We believe our existing funds as of September 30, 2020, in addition to our projected revenue and proceeds from the issuance of common stock under the Open Market Sale AgreementSM that we entered into on October 13, 2020, and from the exercise of common stock warrants and options, are sufficient to fund us through 2021. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of September 30, 2020, we had no commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(12,984)	$(9,298)
Net cash used in investing activities	(318)	(838)
Net cash provided by financing activities	133,214	18,188

Net increase in cash and cash equivalents	$119,912	$8,052

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the nine months ended September 30, 2020 and 2019, in the amounts of $13.0 million and $9.3 million, respectively. The cash used in operating activities in the nine months ended September 30, 2020, was due to cash used to fund a net loss of $18.4 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.1 million and a decrease in working capital of $1.3 million. The cash used in operating activities in the nine months ended September 30, 2019, was due to cash used to fund a net loss of $12.2 million, partially offset by adjustments for net non-cash expenses related to depreciation and amortization, stock-based compensation, non-cash interest expense, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $1.8 million and a decrease in working capital of $1.1 million.

Net Cash Used in Investing Activities

We used $321,000 and $838,000 to purchase property and equipment in the nine months ended September 30, 2020 and 2019, respectively. We received cash of $3,000 for the sale of equipment in the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2020, we received $9.2 million from the sale of common stock and warrants in a registered direct offering in March, $97.0 million from the sale of common stock under an at-the-market facility in July, $26.4 million from the exercise of common stock warrants and stock options, and net proceeds of $652,000 from the disgorgement of related party short-swing profits. In the nine months ended September 30, 2019, we received $2.5 million from the sale of common stock in a registered direct offering in March, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in April, $7.7 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in September and $1.1 million from the exercise of pre-funded warrants, partially offset by the repayment of principal of $1.2 million on the secured promissory note payable to Oxford Finance LLC.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2020, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The information included in “Note 9. Commitments and Contingencies—(c) Litigation” to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated by reference into this Item.

We may also from time to time be involved in legal proceedings arising in connection with its business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, is not material to our consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run our business successfully, and could have a material adverse impact on our business, financial condition and results of operations.

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

We are in the business of developing oral vaccines that are administered by tablet rather than by injection. In response to the global outbreak of COVID-19, in January 2020, we announced that we had initiated a program to develop a coronavirus vaccine candidate based on Vector-Adjuvant-Antigen Standardized Technology Platform, our proprietary oral vaccine platform (“VAAST”). In addition, on October 13, 2020, we announced that the first subject has been dosed in our Phase 1 study of VXA-CoV2-1, a non-replicating Ad5 vector oral tablet COVID-19 vaccine candidate. Our development of the vaccine is in a very early stage, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely manner, if at all.

We have also entered into an agreement with certain manufacturing partners to help develop and manufacture our experimental oral COVID-19 vaccine. If we are unsuccessful in maintaining our relationships with these and other critical third parties, our ability to develop our oral COVID-19 vaccine candidate and consequently compete in the marketplace could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in successful development and commercialization of our oral COVID-19 vaccine candidate.

Manufacturing any drug product with recombinant technology such as our adenovirus type 5 based vaccines presents technical challenges. Our manufacturing partners may not be able to successfully manufacture any vaccine with our VAAST platform, or to comply with cGMP, regulations or similar regulatory requirements. To date, our manufacturing partners have manufactured clinical supply for our planned clinical investigations. The number of doses of our potential vaccine that we are able to produce is dependent on the ability of our contract manufacturers to successfully and rapidly scale-up manufacturing capacity. The number of doses that we will be able to produce is also dependent in large part on the dose of the vaccine required to be administered to patients which will be determined in our clinical trials. To properly scale-up and develop a commercial process, we may need to expend significant resources, expertise, and capital.

Scale up can present problems such as difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel or key raw materials, and compliance with strictly enforced federal, state, and foreign regulations. Our contract manufacturers may not perform as agreed. If any manufacturer encounters these or other difficulties, our ability to provide product candidates to patients in our clinical trials could be jeopardized.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against COVID-19, and this may have the effect of increasing the number of competitors and/or providing advantages to known competitors. We are aware of a substantial number of companies, individuals and institutions working to develop a vaccine against or treatment for COVID-19, many of which have substantially greater financial, scientific and other resources than us, and another party may be successful in producing a vaccine against COVID-19 or an effective treatment before we do. The rapid expansion of development programs directed at COVID-19 may also generate a scarcity of manufacturing capacity among contract research organizations that provide cGMP materials for development and commercialization of biopharmaceutical products.

We are committing financial resources to the development of a COVID-19 vaccine, which may cause delays in or otherwise negatively impact our other development programs. In addition, our management and scientific teams have dedicated substantial efforts to our COVID-19 vaccine development. As of the date of this report, we have 30 full-time equivalent employees, which may make us more reliant on our individual employees and on outside contractors than companies with a greater number of employees. If we fail to attract and retain management and scientific personnel, we may be unable to successfully produce, develop and commercialize our vaccine candidates.

Our failure, or the failure of such partners or potential partners, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, delays, suspension or withdrawal of approval to conduct clinical investigations, license revocation, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our potential COVID-19 vaccine.

The regulatory pathway for coronavirus vaccines is evolving and may result in unexpected or unforeseen challenges.

To date, VXA-CoV2-1 has moved rapidly through the FDA regulatory review process. The speed at which all parties are acting to create and test therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for VXA-CoV2-1. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Results from our vaccine (and other COVID-19) trials may require us to perform additional preclinical studies in order to advance our vaccine candidate. Discussions with FDA regarding the design of the anticipated Phase 2 and 3 studies for VXA-CoV2-1 are ongoing and important aspects of the trial design have yet to be determined, including the number of patients to be enrolled, the specific endpoints of the trial and the methods for obtaining and testing samples in the trial. The incidence of COVID-19 in the communities where our studies might be conducted will vary across different locations. If the overall incidence of COVID-19 in those locations is low, it may be difficult for us to recruit subjects or for any study we might perform to demonstrate differences in infection rates between participants in the study who receive placebo and participants in the study who receive VXA-CoV2-1.

The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an Emergency Use Authorization for VXA-CoV2-1, we would be able to commercialize VXA-CoV2-1 prior to FDA approval. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if VXA-CoV2-1 is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide VXA-CoV2-1 under an Emergency Use Authorization.

In addition, any success in preclinical testing we might observe for our COVID-19 vaccine candidates may not be predictive of the results of later-stage human clinical trials, Factors such as efficacy, immunogenicity, and adverse events can emerge at any time in clinical testing and have the potential to have adverse consequences for our ability to proceed with clinical trials. Other factors such as manufacturing challenges, availability of raw materials, and slow-downs in the global supply chain may delay or prevent us from receiving regulatory approval of our vaccine candidate or, if we do receive regulatory approval, prevent a successful product launch. We may not be successful in developing a vaccine, or another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19.

The policies and standards governing Operation Warp Speed are uncertain, and new regulations or policies may materially adversely affect our business and the development of our COVID-19 vaccine candidate.

On June 26, 2020, we announced that our oral COVID-19 vaccine has been selected to participate in a non-human primate challenge study, organized and funded by Operation Warp Speed. The study is designed to test the efficacy of our oral COVID-19 vaccine candidate.

Operation Warp Speed is a collaboration among the Department of Health and Human Services, including the Centers for Disease Control and Prevention, the U.S. Food and Drug Administration, the National Institutes of Health, and the Biomedical Advanced Research and Development Authority; the Department of Defense; and private companies and firms, to facilitate the development, manufacturing, and distribution of vaccines, therapeutics and other countermeasures to address the COVID-19 epidemic throughout the world.

The policies and standards governing Operation Warp Speed, including, without limitation, the policies and standards governing the procedures for selecting which companies participate in Operation Warp Speed and receive funding from its participating agencies, are uncertain and may rapidly evolve in the future. Such policies and standards may negatively impact our plans to develop our COVID-19 vaccine candidate and failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences. Efforts to comply with standards and policy priorities have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from vaccine development to compliance activities. If we fail to comply with the policies and standards governing Operation Warp Speed, or do not ultimately receive funding or complete our planned non-human primate challenge study for any other reason, our business and operations would be materially and adversely impacted.

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

Since the initial report of a novel strain of coronavirus, SARS-CoV-2, in China in December 2019, COVID-19 has spread to multiple countries, including the United States. We have active and planned preclinical studies and clinical trial sites in the United States. On October 13, 2020, we announced that the first subject has been dosed in our Phase 1 study of VXA-CoV2-1, a non-replicating Ad5 vector oral tablet COVID-19 vaccine candidate.

As COVID-19 continues to spread around the globe, we will likely experience disruptions that could severely impact our planned and ongoing preclinical studies and clinical trials, including preclinical and clinical studies and manufacturing of VXA-CoV2-1 and clinical trials of our vaccine candidate for the GI.1 and GII.4 norovirus strains. Effects on our preclinical studies and clinical trial programs include, but are not limited to:

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

●

interruption of key preclinical study and clinical trial activities, such as preclinical and clinical trial site monitoring, subject recruitment and subject testing due to the course of the pandemic, limitations on freight and/or travel imposed or recommended by federal or state governments, employers and others;

●

limitations in employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, delays or difficulties in conducting site visits and other required travel, and the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate or continue our planned preclinical studies and clinical trials;

●	regulatory or legal developments in the United States or other countries; and

●	the success of competitive vaccine products or COVID-19 treatments and related technologies.

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

An ownership change under Section 382 of the Code subjects the Company and all of its subsidiaries to limitations on the use of U.S. net operating loss carryforwards and certain other tax attributes. In addition to the ownership changes that occurred in February 2018, April 2019 and September 2019, a further ownership change under Section 382 of the Code occurred in the second quarter of 2020, subjecting us to further limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. Ownership changes occurred for the Company and all of its subsidiaries in February 2018, April 2019 and September 2019; accordingly, our U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. The ownership change in September 2019 restricted annual usage to 1.89% of the combined organization’s value on September 30, 2019. A further change in ownership occurred in the second quarter of 2020, which may result in an additional restriction on usage of net operating loss carryforwards generated in the intervening period. Additional ownership changes in the future could result in further limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

We are subject to multiple legal proceedings, and may be subject to additional legal proceedings, which may result in substantial costs, divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

We are currently subject to multiple pending legal proceedings, as described in this report. We may become involved in additional legal proceedings relating to the aforementioned matters or, from time to time, we may become involved in legal proceedings involving unrelated matters. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict their ultimate outcome. Our stock price has been extremely volatile, and we may become involved in additional securities class action lawsuits in the future. Any such legal proceedings, regardless of their merit, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business, could impair the Company’s ability to recruit and retain directors, officers, and other key personnel, could impact its ability to secure financing, insurance, and other transactions (or the terms of any such financings, insurance, or other transactions), and for these and other reasons could have a material adverse impact on our business, financial condition, results of operations, and prospects.

We could face risks related to the potential outcomes of the investigation by the U.S. Attorney’s office and/or SEC informal inquiry, including potential fines, penalties, damages or other remedies that could be imposed on us, substantial legal costs and expenses, significant management distraction, and potential reputational damages that we could suffer as a result of adverse findings.

In July 2020, the U.S. Attorney’s Office for the Northern District of California provided a grand jury subpoena to the Company seeking information pertaining to the Company’s participation in, and disclosure of, an Operation Warp Speed-funded (“OWS”) non-human primate study of the Company’s oral COVID-19 vaccine and certain corporate, financing and stock transactions. In October 2020, the Company was informed that the investigation was being transferred to the Office of the U.S. Attorney for the Eastern District of New York and the Fraud Section of Main Justice (collectively, “DOJ”), and that the Office of the U.S. Attorney for the Northern District of California required no further response or action from the Company. In November 2020, the Company received a grand jury subpoena from DOJ that seeks substantially the same information as the earlier subpoena from the Northern District of California. In August 2020, the Enforcement Division of the SEC requested that the Company provide, on a voluntary basis, certain documents and information relating to the Company’s participation in the aforementioned OWS-funded nonhuman primate study. The SEC has advised us that this informal, non-public fact-finding inquiry should not be construed as an indication that we or anyone else has violated the law or that the SEC has any negative opinion of any person, entity or security. The Company is cooperating with the SEC and DOJ and has provided them both with information and documents. We do not intend to comment further on these matters until they are closed or further action is taken by the SEC or the DOJ that, in our judgment, merits further comment or public disclosure. We could face risks related to the potential outcomes of these inquiries, including legal costs and expenses, potential regulatory action, penalties, damages or other remedies that could be imposed on us, management distraction, and potential reputational damage that we could suffer as a result of potential adverse findings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

10.1 #	2019 Equity Incentive Plan, as amended	Form S-8	333-239727	10.1	July 7, 2020

10.2 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan, as amended	Form S-8	333-239727	10.2	July 7, 2020

10.3	Sales Agreement, dated July 8, 2020, by and between SVB Leerink LLC, B. Riley FBR, Inc. and Vaxart, Inc.	Form S-3ASR	333-239751	1.2	July 8, 2020

10.4 * +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.

10.5 * +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.

10.6 * +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *§	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020, (iv) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to the Condensed Consolidated Financial Statements

*	Filed herewith

#	Management contract or compensation plan or agreement

+	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act

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

VAXART, INC.

Dated: November 12, 2020	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)