Form 10-K
period 2020-12-31
Vaxart, Inc.
filed 2021-02-25
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 Harbor Way, Suite 300, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.0001 par value	VXRT	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                              Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                          Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                 Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2020, based on the last reported sales price of the Registrant’s common stock of $8.85 per share, was $842,046,746. As of February 24, 2021, the registrant had a total of 117,766,672 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2020, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

Overview

Vaxart Biosciences, Inc. was originally incorporated in California under the name West Coast Biologicals, Inc. in March 2004 and changed its name to Vaxart, Inc. (“Private Vaxart”) in July 2007, when it reincorporated in the state of Delaware.

On February 13, 2018, Private Vaxart completed a reverse merger (the “Merger”) with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Private Vaxart survived as a wholly owned subsidiary of Aviragen. Under the terms of the Merger, Aviragen changed its name to Vaxart, Inc. and Private Vaxart changed its name to Vaxart Biosciences, Inc. Unless otherwise indicated, all references to “Vaxart,” “we,” “us,” “our” or the “Company” in this Annual Report on Form 10-K mean Vaxart, Inc., the combined company.

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our Vector-Adjuvant-Antigen Standardized Technology (“VAAST”) proprietary oral vaccine platform. Our oral vaccines are designed to generate broad and durable immune responses that may protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our investigational vaccines are administered using a room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis), seasonal influenza and respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infections). We have completed human dosing for our Phase 1 clinical trial for our SARS CoV-2 vaccine candidate, that commenced in October 2020 and met its primary and secondary endpoints. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study.

In addition, we are developing our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”). Pending licensing, partnering or collaboration agreements, our seasonal influenza, RSV and HPV programs are currently on hold.

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

Second, our tablet vaccine candidates are designed to provide a more efficient and convenient method of administration, enhance patient acceptance and reduce distribution bottlenecks, which we believe will improve the effectiveness of vaccination campaigns. For example, according to the U.S. Centers for Disease Control and Prevention (the “CDC”), in the 2018/2019 seasonal influenza season, only approximately 49% of the U.S. population was vaccinated against influenza, with particularly low vaccination rates among adults between ages 18 and 49.

Business Update Regarding COVID-19

The COVID-19 outbreak has presented a substantial public health and economic challenge around the world and is affecting employers, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic and the development of other competing COVID-19 vaccines on our business and operations, including our expenses, supply chain and clinical trials. Our office-based employees have been mostly working from home since mid-March 2020 and will continue to do so until we believe it is safe to return to the workplace. Our partners have mostly continued to operate their facilities at or near normal levels. While we currently do not anticipate any interruptions in our operations, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our operations and/or the operations of our third-party suppliers and partners. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the recent emergence of coronavirus strains with mutated S proteins.

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

We are developing the following tablet vaccine candidates, which are all based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine to protect against SARS-CoV-2 infection, the virus that causes COVID-19. Vaxart generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and evaluated them in preclinical models for their ability to generate both mucosal and systemic immune responses. Of particular interest will be the mucosal immune responses, as coronavirus is primarily an infection of the respiratory tract. We believe the logistical advantages of an oral vaccine that is administered using a convenient room temperature-stable tablet could be of critical benefit when rolling out a major public health vaccination campaign. Given the recent emergence of coronavirus strains with mutated S proteins compared to the original strain, serum antibodies from injected vaccines may not adequately protect against these novel mutant strains over time. A vaccine that is able to create cross-reactive T cells against conserved epitopes may have significant advantages.

According to the CDC, in late 2019 an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China. The disease spread rapidly and person-to-person transmission has been widely documented. Stay-at-home orders or similar mandates were issued in all 50 states in the U.S. and throughout Europe and restrictions on certain activities, especially those involving large gatherings of people, remain in place, with regional variations. By February 24, 2021, more than 112 million COVID-19 cases had been identified in over 200 countries and territories worldwide, including the United States, where the CDC had reported over 28 million infections and 501,000 deaths.

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had permitted our Investigational New Drug (“IND”) application to proceed. On October 13, 2020, we announced that a Phase 1 study had commenced and on February 3, 2021, we announced preliminary results.

The Phase 1 study utilized an open-label, dose-ranging design to evaluate the safety and immunogenicity of Vaxart’s tablet adenoviral-vector based COVID-19 vaccine (“VXA-CoV2-1”), which expresses a SARS-CoV-2 antigen and dsRNA adjuvant, when administered orally to healthy adult volunteers. Under the Phase 1 protocol 35 participants were enrolled (October - November 2020) and received either a low dose (n=20) or mid dose (n=15) of the vaccine VXA-CoV-2. Five subjects in the low dose group received a boost four weeks after their initial vaccination. Study subjects were followed for safety and immunogenicity for four weeks following their last vaccination, and then entered a safety follow-up period which will last for one year following their last vaccination.

Male and female volunteers who were between the ages of 18 to 54 years with body mass index (“BMI”) between 17 and 30 kg/m2 inclusive at screening, who are at low risk of exposure to SARS-CoV-2, screened negative for SARS-CoV-2 infection at the time of screening and were in general good health, were eligible to participate in this study. Post confirmation of eligibility, five sentinel subjects were enrolled into Cohort 1 and immunized with the low dose (1x1010 infectious units (“IU”) ± 0.5 log increase / reduction (“log”)) VXA-CoV2-1 oral vaccine.

The primary objective was to determine the safety of our VXA-CoV2-1 oral vaccine delivered by enteric tablet. Safety and tolerability were evaluated through the detection and documentation of solicited symptoms of reactogenicity (seven days post each vaccination), unsolicited Adverse Events (“AEs”) (through 28 days post last vaccination, or Day 29; Day 57 for Cohort 1), Serious Adverse Events (“SAEs”), Medically Attended Adverse Events (“MAAEs”), including evidence of COVID-19, and vaccine enhanced disease (through Day 360). Clinical laboratory (blood chemistry, hematology, and urinalysis) results, physical examination, and vital signs results were also assessed.

Solicited symptoms were reported by 40% of study participants (15 out of 35 subjects), with more subjects reporting symptoms in the mid dose (67%) versus the low dose (20%). The most commonly reported solicited symptoms were nausea (14%) and headache (14%), followed by diarrhea (11%) and malaise/fatigue (11%). Most reported solicited symptoms were mild in severity and resolved without the need for medical treatment; additionally, no subjects discontinued due to a solicited AE.

A total of nine unsolicited AEs were reported by six subjects during the active study period (through Day 57). All unsolicited AEs were mild in severity and resolved without the need for medical treatment. Subjects are currently within the safety follow-up period of between four and five months post initial vaccinations. No serious AEs have been reported to date.

The secondary objective of this study was to determine the immunogenicity of the vaccine. The vaccine was immunogenic, and immune responses against SARS-CoV-2 were observed in approximately 85% of subjects. In particular, increases in Th1 cytokines and markers were observed in the T cells that recognize the SARS-CoV-2 S and N proteins in the clinical trial. Cytotoxic T cells, those that express the surface marker CD8, at day eight had a high percentage of cells that made IFNg, TNFa, and/or CD107a in response to stimulation with the S protein, with substantial increases compared to the first day of the study. B cell plasmablasts increased in subjects post immunization, as well as upregulation of the mucosal homing receptor and surface IgA on those B cells in a dose dependent manner. While no neutralizing antibody responses were observed in the serum of subjects, preliminary analysis showed that increases in IgA responses to the S protein, the receptor binding domain, and the N protein could be found in some subjects and several different compartments including nasal and saliva samples. Given the dose dependent manner in which the B cells of interest were activated, future studies of this candidate will focus on dose ranging and boosting to increase the mucosal immune responses to SARS-CoV-2.

The first-generation vaccines seem to have varying levels of efficacy to emerging strains of Covid-19. The current selective pressure of strain adaptation has been in an environment of very low levels of a vaccinated public and strain change may increase in speed as the vaccinated population grows.

There was significant vaccine hesitancy reported before the vaccines were offered to the public, in some countries more than 50% of the population stated they would not take a Covid-19 vaccine. This vaccine hesitancy seems to be waning a little as more people are being vaccinated without serious Adverse Events and may end up being similar to rates of vaccine hesitancy for other vaccines such as the influenza vaccine.

We expect this to remain a public market vaccine opportunity for the foreseeable future. However, because of the impact to the freedom of movement for the public and the economic fallout, the overall market needs for doses may be many times higher than the global market for seasonal influenza vaccines because there may be higher demand by working adults then we see for seasonal influenza vaccine.

●

Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, has the potential to protect against norovirus infection. Clinical evidence that vaccines based on our platform technology can protect against infection is described under “Clinical Trial Update” in the “Seasonal Influenza Vaccine” section below. The program has been restarted with the addition of a second dose more than 12 months post first vaccination in subjects who participated in the Phase 1b norovirus trial.

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study by the CDC and Johns Hopkins University, published in 2016, the global economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. An update by the lead authors estimated the burden in the U.S. alone to be $10.5 billion in 2018. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine designed to protect against both. We anticipate the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, like the influenza season.

Clinical Trial Update. In 2019, we completed the active phase of a Phase 1 clinical trial with our bivalent oral tablet vaccine for the GI.1 and GII.4 norovirus strains. Both the oral norovirus GI.1 and GII.4 vaccines had no SAEs reported. Most solicited and unsolicited AEs were mild in severity, and there were no significant differences observed between the vaccine and placebo treatment groups.

Vaxart’s bivalent vaccine demonstrated robust immunogenicity in Phase 1 testing, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, and 86% and 90%, respectively, for the two monovalent cohorts of the study. There was no interference observed in the bivalent arm of the study.

As previously disclosed, we suspended our norovirus program in late 2019. In October 2020 we recently restarted clinical development with our norovirus vaccine candidate. The next step in the clinical development program is administering a second dose to a subset of participants in the Phase 1b bivalent study. Additionally, a Phase 1b dose ranging study in elderly adult subjects aged 55 to 80 years old is currently in the start-up phase with enrollment expected to be initiated in April 2021. After this Phase 1b elderly study, we plan to initiate a Phase 2 safety and dose confirmation study with our bivalent norovirus vaccine in 2021. A Phase 2 challenge study may also be considered, and could be conducted in parallel with, before or after the Phase 2 dose confirmation study. The Phase 2 dose confirmation study would be followed by a Phase 3 efficacy study in subjects age 18 and over, after an End of Phase 2 Meeting to gain FDA concurrence.

●

Seasonal Influenza Vaccine. Influenza is a major cause of morbidity and mortality in the U.S. and worldwide and, according to the CDC, only 49% of eligible U.S. citizens were vaccinated in 2018/2019, with particularly low vaccination rates among adults between ages 18 and 49. We believe our oral tablet vaccine has the potential to provide protective efficacy for influenza and increase flu vaccination rates.

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

We believe our tablet vaccine candidate has the potential to address many of the limitations of current injectable egg-based influenza vaccines, because: our tablet vaccine candidates are designed to create broad and durable immune responses, which may provide immunity and protect against strain variants; our vaccine is delivered as a room temperature-stable tablet, which we believe would provide a more convenient method of administration to enhance patient acceptance, and should simplify distribution and administration; and, by using recombinant methods, we believe our tablet vaccine may be manufactured more rapidly than vaccines manufactured using egg-based methods and should eliminate the risk of allergic reactions to egg protein.

Clinical Trial Update. In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services; Office of the Assistant Secretary for Preparedness and Response; Biomedical Advanced Research and Development Authority (“HHS BARDA”) under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. Previously, we had announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by 27%. Our tablet vaccine also showed a favorable safety profile, indistinguishable from placebo.

On October 4, 2018, we presented data from the study demonstrating that our vaccine elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccines. This data also provided evidence that our vaccines may protect through mucosal immunity, the first line of defense against mucosal infections such as flu, norovirus, RSV and others, a potential key advantage over injectable vaccines for these indications.

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V. (“Janssen”) to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we produced non-GMP oral vaccine containing certain proprietary antigens from Janssen and tested the product in a preclinical challenge model. The study has been completed and we have submitted a report to Janssen. Janssen has an option to negotiate an exclusive worldwide license to our technology encompassing the Janssen antigens.

●	RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly.

Based on the positive results of our cotton rat study, we believe our proprietary oral vaccine platform has the potential to be the optimal vaccine delivery system for RSV, offering potential advantages over injectable vaccines. We will seek to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform. Pending a licensing, partnering or collaboration agreement, the RSV program is currently on hold.

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

In October 2018, we filed a pre-IND meeting request for our first therapeutic vaccine targeting HPV16 and HPV18 with the FDA, and we subsequently submitted a pre-IND briefing package. We received feedback from the FDA in January 2019. The HPV program is currently on hold while the Company is focusing its efforts on the COVID-19 vaccine.

Additional Objectives

●

Develop Other Tablet Vaccine Candidates Based on Our Proprietary Platform. Our technology platform employs a modular approach using the Ad5 vector-adjuvant construct with disease-specific antigens and can be used to create new tablet vaccine candidates for a wide range of infectious diseases. We may consider exploring additional infectious diseases including Chikungunya, Hepatitis B and Herpes Simplex Virus 2 (“HSV-2”). In addition, we intend to leverage our vaccine formulation expertise to develop oral formulations suitable for pediatric populations.

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

●

Relenza and Inavir are antivirals for the treatment of influenza that are marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and the last patent for Inavir expires in December 2029. Sales of these antivirals vary significantly from quarter to quarter due to the seasonality of flu, and from one year to the next depending on the intensity of the flu season and competition from other antivirals such as Tamiflu. Importantly, on February 23, 2018, Xofluza, a new drug to treat influenza developed by Shionogi & Co., Ltd. (“Shionogi”), was approved in Japan. The drug has gained significant market share, substantially reducing sales of Inavir.

Our Tablet Vaccine Platform

Vaccines based on our proprietary VAAST platform are designed to generate broad local and systemic immune responses, which may offer important advantages in addressing a wide range of infectious diseases.

Platform Components

Our platform technology employs a vector-based approach and consists of the following components:

●

A vector, which is a virus used as a carrier to deliver DNA coding for vaccine antigens and an adjuvant selected to activate the immune system of the gut. Specifically, we use non-replicating adenovirus type 5 (“Ad5”), which delivers the DNA for both the antigen and adjuvant to the cells of the small intestine, where both the antigen and adjuvant are co-expressed.

●	A protein antigen, which is a viral or bacterial protein that stimulates an immune response to the targeted pathogen. We use a different antigen for each of our current clinical vaccine candidates.

●

An adjuvant, which is a substance that enhances the immune-stimulating properties of the vaccine. We use a Toll-like receptor 3 (“TLR3”) agonist, which was selected specifically for its ability to activate the immune system of the gut.

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

Adjuvant

We use a short section of double-stranded RNA (“dsRNA”) as an adjuvant to enhance the immunogenicity of our tablet vaccine candidates. dsRNA is a TLR3 agonist and is recognized by the innate immune system as a signal that an undesired viral replication is ongoing, triggering it to mount an immune response in defense. dsRNA is one of the few signals available for use in the intestine as the natural large reservoir of bacteria (the “microbiome”) makes it difficult to use bacteria- related signals. We chose this adjuvant because of its ability to complement the non-replicating adenovirus when administered orally, and because very few pathways of immune system recognition signals occur in the small intestine. Importantly, our adjuvant is expressed within a cell, not provided as a separate component, resulting in a localized response.

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

How Our Tablet Vaccine Candidates Work

Our tablets are designed to deliver vaccines to the small intestine. The tablets are covered with a protective coating that remains intact in the low pH environment of the stomach and protects the active ingredient contained in the tablet core from the acidic environment in the stomach. The coating is designed to dissolve in the neutral pH environment of the small intestine which we are targeting to generate an optimal immune response. Once the coating has dissolved, the tablets disintegrate, and the vaccine is released into the small intestine where it can reach and enter the mucosal cells lining the intestine. Once inside the mucosal cells, the antigen protein and adjuvant are expressed, or manufactured, by the cells. The adjuvant is molecular in nature and always produced within the exact same intestinal cells that also produce the antigen. Importantly, the production of antigens delivered using our approach is identical to that of the actual pathogen when it invades the mucosa. In addition, we believe that delivering the replication incompetent Ad5-vectored vaccine via tablet directly to the gut avoids neutralization by blood or muscle tissue-based immune cells.

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

The Significance of Mucosal Immunity and T Cell Responses

The immune system has developed defenses against pathogens by creating a special class of immune effectors, such as mucosal antibodies that are directed to wet surfaces and killer T cells that can kill pathogen infected cells. Most vaccines available today have been developed primarily to elicit blood circulating, or systemic B cell responses. However, there remain many infections, such as norovirus and RSV for which no vaccines exist. These and other pathogens may need greater immune responses outside of serum antibodies. Organisms that cause these infections largely evade the antibody immune response generated by serum antibodies in the blood because the pathogenic organism can pass through cells that line the open, mucosal membranes without coming into direct contact with blood. Alternatively, the serum antibodies are unable to penetrate the cells infected by the pathogen.

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

In addition, in all studies to date, immune responses to the antigen of choice appeared to be independent from the recipient’s pre-existing anti-Ad5 immune status. In studies with our Ad5 vectored H1 influenza oral tablet vaccine, the pre-existing antibody titers to Ad5 had no effect on the ability of the vaccine to induce a neutralizing antibody response (by hemagglutinin inhibition or microneutralization assay) to influenza. In the two recently completed Phase 1 studies with our Ad5 vectored norovirus GI.1 oral tablet vaccine, the ability of the vaccine to generate a rise in antibody titers to norovirus or specifically blocking titers to norovirus virus-like particles (“VLP”) (BT50 assay), was not reduced in subjects with pre-existing anti-Ad5 antibody titers. These results are shown below. In conclusion, performance of our Ad5 vectored vaccine delivered orally does not appear to be adversely affected by the pre-existing serum antibody status of the recipient.

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

Our Covid-19 Program

Market Overview

Vaccines for COVID-19 have been purchased at large scale by governments for mass distribution within countries. In addition, non-government organizations (“NGOs”) and the World Health Organization have set-up purchasing organizations such as COVAX to purchase on behalf of countries without domestic manufacturing and/or with limited resources to make pre-purchase agreements. This central government purchasing is most likely to continue for the next few years. Many of the more affluent countries such as the United States and Canada, have made pre-purchase agreements for doses equating to many times their population. The first wave of vaccines has been effective in Phase 3 trials against the first strain of COVID-19 however distribution and administration issues have been slower than anticipated because of the storage and handling requirements for these vaccines.

The first-generation vaccines seem to have varying levels of efficacy to emerging strains of COVID-19. The current selective pressure of strain adaptation has been in an environment of very low levels of a vaccinated public and strain change may increase in speed as the vaccinated population grows.

There was significant vaccine hesitancy reported before the vaccines were offered to the public, in some countries more than 50% of the population stated they would not take a COVID-19 vaccine. This vaccine hesitancy seems to be waning as more people are vaccinated without SAEs and may end up being similar to rates of vaccine hesitancy for other vaccines such as the influenza vaccine.

We expect this to remain a public market vaccine opportunity for the foreseeable future, however, because of the impact to the freedom of movement for the public and the economic fallout, the overall market for doses may be many times higher than the global market for seasonal influenza vaccines because there may be higher demand by working adults.

Variability of the circulating strains of SARS-CoV-2

SARS-CoV-2 is an RNA virus that naturally evolves genetic mutations over time producing numerous viral variants. Since December of 2019 coordinated global efforts have traced the emergence of SARS-CoV-2 variants, and identified frequent genetic mutations occurring in multiple countries. Viral variants rapidly emerging in many regions of the world, have several genomic changes leading to significant shifts in amino acid sequence and protein structure. During the second half of 2020, three divergent SARS-CoV-2 variants quickly spread through populations in the United Kingdom (B.1.1.7), South Africa (B.1.351) and Brazil (P.1). These particular variants have alterations in key regions of the outer S protein which is utilized by the virus to infect human cells through a receptor called ACE2. Structural changes in the receptor binding portion of the S protein in these variants have been shown to enhanced viral transmission, possibly leading to higher viral loads and worse disease outcomes. Currently, most vaccine strategies under development or approved for emergency use by the FDA, employ the S protein as a vaccine antigen to elicit antibodies responses to block the SARS-CoV-2 virus from entering cells. All existing vaccine formulations comprise of the S protein are derived from the original strain, which may not elicit cross protective antibody responses that block new viral variants from binding to the receptor and entering cells. Recent data from a Johnson & Johnson Phase 3 trial, showed that 28 days after vaccination 66% of participants in Latin America and 57% in South Africa were protected from the circulating strains. The Oxford-AstraZeneca vaccine campaign in Africa has recently been halted due to efficacy being only 25% against the dominant circulating strain. While laboratory experiments indicate that Moderna and Pfizer-BioNTech vaccines are effective against the U.K. variant B.1.1.7, it seems unlikely that substantial cross-protection will extend to P1 or B.1.351 mutants. These results indicate as novel S protein variants continue to emerge current vaccination approaches will need to be updated to offer immune protection against new SARS-CoV-2 mutants.

Our COVID-19 Vaccine Candidate

Our vaccine candidate (rAd-S-N, known as Vaxart clinical candidate, VXA-CoV2-1) expresses two different genes from the SARS-CoV-2 virus, the spike protein and the nucleoprotein (“N”). The N protein is more conserved among the coronavirus family of viruses, and inclusion in our vaccine candidate was done in order to create a T cell target even if new and emerging strains of SARS-CoV-2 had substantial mutations in the S protein, thereby reducing the ability of the vaccine to create protective immune responses that recognize the S from these strains. Our candidate was chosen in spring of 2020 based on preclinical results in mice showing that the construct had the ability to elicit antibody and T cell responses in mice, as well as mucosal IgA against SARS-CoV-2 in lungs.

Preclinical Results

In order to evaluate efficacy of our COVID-19 vaccine, we conducted a hamster challenge study at Lovelace Biomedical (Albuquerque, NM). Hamsters are a good model of SARS-CoV-2 infection because they can be infected via the intranasal route, and can get clinical symptoms such as weight loss, labored breathing, and ruffled fur. They also get lung problems similar to humans. Microcomputed tomographic imaging of hamsters given SARS-CoV-2 revealed severe lung injury that shared characteristics with SARS-CoV-2−infected human lung, including severe multi-lobular ground glass opacity, and regions of lung consolidation. A study by Janssen reported results showing that their vaccine can prevent disease in the same animal model.

Our topline results showed that two oral administrations of VXA-CoV2-1 (rAd-S-N) at 1e9 IU could substantially protect hamsters from weight loss associated with infection (Fig. N1A), protect against the lung weight gain associated with lung CoV-2 mediated damage (Fig. N1B), and substantially protect against high viral titers in the lungs five days post challenge (Fig. N1C). Oral vaccination with VXA-CoV2-1 reduced the viral titers in the lungs four to five logs (Fig. N1C). Histopathological comparisons between the lungs of untreated animals and VXA-CoV2-1 oral immunized animals showed substantial differences. All untreated animals had mostly moderate (six of eight animals) to marked (two of eight animals) mixed cell inflammation, minimal (one of eight animals) to moderate (two of eight animals) epithelial hypertrophy/hyperplasia in centriacinar areas, mostly minimal (five of eight animals) to mild (three of eight animals) alveolar hemorrhage, and mild (eight of eight animals) epithelial hypertrophy/hyperplasia in the bronchi. All animals that received two doses of the vaccine VXA-CoV2-1 had minimal mixed cell inflammation. There was no evidence of epithelial hypertrophy/hyperplasia in centriacinar areas, alveolar hemorrhage or epithelial hypertrophy/hyperplasia in the bronchi of these animals. Control vaccination by intranasal (i.n.) delivery of VXA-CoV2-1 also induced a similar level of protection as oral delivery.

The vaccine induced antibody responses in the serum of animals, with both binding Immunoglobulin G (“IgG”) antibodies to S1, as well as neutralizing antibodies measured after oral or intranasal immunization (Fig. N2). Neutralizing antibody titers were measured using the surrogate neutralizing assay (Genscript). The IgG ELISA titers to S increased after boosting the animals in the fourth week of the study.

Fig. N1

Figure N1.  Hamsters were immunized on weeks 0 and 4, and challenged intranasally with SARS-CoV-2 on week 8. rAd-S-N was given at 1e9 IU per hamster (either orally or by i.n.).  Untreated animals were given no vaccine, but challenged at the same time as the vaccine groups. N=8 per group.  A. Animals were monitored for weight for 5 days following challenge. Mean (+/- SEMs) are shown for each group.  B. Lung weights on day 5 were taken and normalized by the actual animal weight to calculate a percent of body weight.  Mean (+/- SEMs) are shown for each group.  *** p<0.001 by one way ANOVA with Dunnett's Multiple Comparison's Test. All groups compared to untreated.  C. Lung SARS-CoV-2 titers as measured by qRT-PCR on day 5 post challenge.  Samples with undetectable values were set to ½ the Limit of Quantitation.

Fig. N2

Figure N2.  Antibody responses in serum after 1 or 2 doses of vaccine given at weeks 0 and 4.  Post challenge at week 8.  A. IgG serum ELISA antibody titers to the S1 protein over time.  B. Neutralizing antibody responses (sVNT) at week 8.

Clinical Trial

Phase 1 - VXA-COV2-101

The Phase 1 study utilized an open-label, dose-ranging design to evaluate the safety and immunogenicity of Vaxart’s tablet adenoviral-vector based vaccine (VXA-CoV2-1), which expresses a SARS-CoV-2 antigen and dsRNA adjuvant, when administered orally to Healthy Adult Volunteers. Under the Phase 1 protocol 35 participants were enrolled (October - November 2020) and received either a low dose (n=20) or mid dose (n=15) of the vaccine VXA-CoV-2. Five subjects in the low dose group received a boost 4 weeks after their initial vaccination. Study subjects were followed for safety and immunogenicity for 4 weeks following their last vaccination, and then entered a safety follow-up period which will last for 1 year following their last vaccination.

Male or female volunteers who were between the ages of 18 to 54 years with body mass index (BMI) between 17 and 30 kg/m2 at screening, inclusive who are at low risk of exposure to SARS-CoV-2, screened negative for SARS-CoV-2 infection at the time of screening and were in general good health, without significant medical illness, based on medical history, physical examination, vital signs, and clinical laboratories (complete blood count, chemistry, and urinalysis) as determined by the investigator in consultation with the medical monitor and sponsor were eligible to participate in this study. Post confirmation of eligibility, 5 sentinel subjects were enrolled into Cohort 1 and immunized with the low dose (1x1010 IU ± 0.5 log) VXA-CoV2-1 oral vaccine.

The primary objective was to determine the safety of a SARS-CoV-2 (VXA-CoV2-1) oral vaccine delivered by enteric tablet. Safety and tolerability were evaluated through the detection and documentation of solicited symptoms of reactogenicity (7 days post each vaccination), unsolicited AEs (through 28 days post last vaccination (Day 29); Day 57 for Cohort 1), SAEs, MAAEs, including evidence of COVID-19, and vaccine enhanced disease (through Day 360). Clinical laboratory (blood chemistry, hematology, and urinalysis) results, physical examination, and vital signs results were also assessed.

Safety Results

Solicited symptoms were reported by 40% of study participants (15 out of 35 subjects), with more subjects reporting symptoms in the mid dose (67%) versus the low dose (20%). The most commonly reported solicited symptoms were nausea (14%) and headache (14%), followed by diarrhea (11%) and malaise/fatigue (11%). Most reported solicited symptoms were mild in severity and resolved without the need for medical treatment; additionally, no subjects discontinued due to a solicited AE.

A total of nine unsolicited AEs were reported by six subjects during the study active period (through Day 57). All unsolicited AEs were mild in severity and resolved without the need for medical treatment. Subjects are currently within the safety follow-up period four to five months post initial vaccinations. No SAEs have been reported to date.

Immunogenicity Results

T cell Polarization and T cell Induction.  As part of the anti-viral immune response, T cells are important as they can act as specific ‘killers’ that can seek out and destroy viral infected cells to control infection and prevent severity of disease. Vaccination with a SARS-CoV-2 vaccine (such as with VXA-CoV2-1) should induce an increase in T cells that recognize SARS-CoV-2 infected cells. However, T cells can produce either a protective (Th1) or an allergic response (Th2) upon activation. A primary immunological endpoint in this clinical study was to measure the polarization of the SARS-CoV-2 specific T cells, whether it was towards a protective Th1 response or an allergic Th2 response. This was measured using a restimulation assay where peripheral blood mononuclear cells (“PBMCs”) taken both pre- and post-vaccination were cultured with SARS-CoV-2 peptides from either the spike protein (S) or Nucleoprotein (N) and the Th1/Th2 responses were measured. 26 pairs of PBMC samples from day one and day eight were able to be assessed from the study, pre and post a single dose; the remaining samples were not either not available or of poor quality to assess. No significant increase of Th2 responses, defined as IL5/IL4/IL13 released from CD4 T cells, was observed to either the Spike (S) or Nucleoprotein (N) in any of the subjects measured, with 0/26 having a twofold increase at day eight post vaccination and with the average percent increase on day eight in response to N was 0.09/0.02/0.04 percent and to S was 0.02/0.09/0.1 for IL5/IL4/IL13 respectively (Fig. N3c).

The majority of subjects had an increase in Th1 responses, defined as IFNg/TNFa/CD107a, particularly from CD8+ T cells in response to S peptides. In response to S peptides, 13 of 26 (50%) subjects had a twofold or higher increase in Th1 cytokine release, or in the case of CD107a, expression from CD8 T cells and 17 of 26 (65%) had a 1.5-fold or higher increase. 19 of 26 (73%) subjects had any measurable CD8 T cell response above baseline. Average percent increase on d8 above pre-vaccinated baseline was 1.5/4.6/1.95 for IFNg/TNFa/CD107a respectively. Five of 26 (19%) of subjects had CD4 T cells that had a twofold or higher increase, with 14 of 26 (54%) having any measurable CD4 T cell response above baseline. The average percent increase of CD4 T cells was 0.6/1.0/0.9 for IFNg/TNFa/CD107a respectively. In response to N peptides nine of 26 (35%) had a twofold or higher increase of Th1 responses from CD8 T cells over pre-vaccinated baseline, with 11 of 26 (42%) having a measurable CD8 T cell response. Only one of 26 had a Th1 CD4 T cell response to N that was twofold or higher, with nine of 26 (35%) having some measurable CD4 T cell response to N. The average % increase in CD8 was 0.1/0.2/0.6 and in CD4 was 0.08/0.08/0.2 for IFNg/TNFa/CD107a respectively. The high magnitude Th1 CD8 T cell response to S without discernible Th2 response suggests that vaccinating subjects with VXA-CoV2-1 increased the protective anti-viral responses without the potential adverse events occurring from Th2 responses.

Fig. N3

A	B	C

Figure N3.  T cell polarization and characterization.  A. Increase in IFN-γ producing CD8 T cells post immunization on day 8 versus day 1. Paired T test was used to compare frequencies before and after vaccination.  B. IFNγ, TNFα, and CD107a percent of CD8 T cells increase over background post immunization.  C. Polarization toward Th1 responses versus Th2 responses in subjects immunized by VXA-CoV2-1.

B cell responses. The major goal of vaccination is to induce an immune response that mediates protection from infection or disease. B lymphocytes, also known as B cells, play an important role towards this goal by producing antibodies that can specifically recognize and inhibit infectious agents. B cells can produce antibodies in different forms, each type with distinct characteristics and roles. B cells with the isotype A (“IgA”) antibodies are the ones preferentially secreted at mucosal surfaces, such as the respiratory tract, where they prevent foreign substances from entering the body. The ability of our candidate vaccine to promote specific B cells capable of making high levels of antibodies (called ‘plasmablasts’) was tested using both flow cytometry-based measurements and an antibody-secreting cell (ASC) assay by ELISPOT. Flow cytometry allows measurement of proteins expressed by the cells, either on the surface or inside the cell. We explored immune cell populations in the peripheral blood. This analysis revealed a significant expansion in the overall plasmablast population 8 days after vaccination (p<0.0001, Wilcoxon test) with 69% of vaccinees in this study showing a twofold or higher increase in the frequencies of these antibody-secreting cells when compared to baseline levels (Figures N4A-B). Further investigation indicated upregulation of both IgA and the mucosal homing receptor b7 on the surface of circulating plasmablasts post vaccination, particularly in the higher dose cohort (p=0.0261, Mann-Whitney test), thus suggesting vaccine-induced migration of this IgA-producing B cell population to mucosal tissues (Figure N4c). Contextually, the ELISPOT assay also confirmed a strong production of IgA-secreting ASC on day 8 after vaccination (fourfold median increase over day 1 levels), additionally highlighting the ability for these cells to recognize and bind the S1 domain of the SARS-CoV-2 S protein (Figure N4d).

Fig. N4

Figure N4.  A. Frequency of CD27++ CD38++ plasmablasts in peripheral blood before (day one) and after (day eight) vaccination as measured by flow cytometry. Bars represent median values, while error bars correspond to 95% confidence intervals. Wilcoxon test was used to compare frequencies before and after vaccination;  B. Fold change (day eight compared to day one) in plasmablast frequencies. A total of 24 of 35 subjects (69%) showed a twofold or higher increase (with a 3.3 median fold change increase overall);  C. Fold change (day eight compared to day one) of IgA- and B7-expressing plasmablasts in low and high dose vaccine cohorts. Mann-Whitney test was used to compare frequencies between the two different dose groups;  D. Fold change (day eight compared to day one) in the number of IgA-positive antibody-secreting cells (ASC) reactive against the S1 domain of S.

Antibody Responses.  Serum samples were measured for neutralizing antibodies. No neutralizing antibodies were found in the serum at day 29 (and day 56 for the five subjects given two low doses). Increases in IgG responses were measured in the serum of only a few subjects. Local immune responses at the site of infection are of particular interest due to their ability to block viral entry, and IgA is considered to be the first line of defense at most mucosal tissues. To measure the immune response in the mucosa, nasal and saliva samples were taken. Sera samples were taken as well, as serum can also contain IgA. Levels of IgA antibodies were measured using a multiplex assay on the Meso Scale Discovery platform that measures antibodies to SARS-CoV-2 S protein, N protein and the Spike Receptor Binding Domain (“RBD”). This platform allows capture of antibodies specific for multiple antigens at once using a lower sample volume than a traditional ELISA format. In a preliminary analysis, a twofold or more increase above pre-vaccination samples in SARS-CoV-2 specific IgA found in the various compartments was detected in 18 of 35 subjects (52%) 29 days post vaccination. 11 of 35 (32%) had a twofold or above response to S protein, 13 of 35 (37%) had a twofold or above response to N protein, 16 of 35 (46%) had a twofold or above response to RBD, with 14 of 35 (40%) having a twofold or above response to two or more antigens. In Cohort 1, where subjects had two doses, four of five (80%) had SARS-CoV-2 IgA responses twofold or above and five of five (100%) had responses 1.5-fold or above in one or more compartments. These results include all subjects. Because samples that may lack any IgA in them are unlikely to show specific antibody responses, future work will normalize samples by the total amount of IgA and discard samples without any IgA from the analysis.

Fig. N5

Figure N5.  Fold rise in IgA in serum, nasal and saliva samples.

MesoScale Discovery (MSD) SARS-CoV-2 V-plex plates were used to measure spike (S), nucleoprotein (N) and receptor binding domain (RBD) in serum, nasal and saliva samples. Sera was measured at a dilution of 1:100, nasal and saliva samples measured at a dilution of 1:10. Fold rise was calculated by the division of day 8 over day 1 (baseline) MSD arbitrary units.

Phase 2a Study VXA-COV2-201:  Dose Optimization in Adults

We plan to commence a Phase 2a study in the second quarter of 2021 utilizing an open-label, dose-ranging design to evaluate the safety and immunogenicity of Vaxart’s tablet adenoviral-vector based vaccine (VXA-CoV2-1), which expresses a SARS-CoV-2 antigen and dsRNA adjuvant, when administered orally to healthy adult volunteers is currently being planned. Under this Phase 2a protocol 48 participants will be enrolled to receive either a low dose (n=16), mid dose (n=16) or a high dose (n=16) of the vaccine VXA-CoV-2. The study will be enrolled in six cohorts of eight subjects each, three cohorts will be aged 18 to 55 years old and three cohorts will enroll older adults aged 56 to 75 years old. All subjects will receive a boost four weeks after their initial vaccination. Study subjects will be followed for safety and immunogenicity for four weeks following their last vaccination, and then entered a safety follow-up period which will last for one year following their last vaccination. The proposed study design is shown in the table below:

Table 1. VXA-COV2-201 Dose Proposal

Treatment Group	Dose (±0.5 log)	Population (yrs.)	No. of Doses
Cohort 1	1x10[10] I.U. (Low)	18-55	2
Cohort 2	3x10[10] I.U. (Medium)	18-55	2
Cohort 3	1x10[11] I.U. (High)	18-55	2
Cohort 4	1x10[10] I.U. (Low)	56-75	2
Cohort 5	3x10[10] I.U. (Medium)	56-75	2
Cohort 6*	1x10[11] I.U. (High)	56-75	2
* Cohort 6 enrollment will commence after Day 8 visits in all other cohorts have been completed and safety data are reviewed by the data monitoring committee.

After signing an informed consent, participants will undergo screening assessments to determine study eligibility over a 30-day screening period. Screening assessments will include a SARS-CoV-2 rapid antibody or antigen test. On Day 1, eligible participants will be enrolled sequentially to receive their first oral vaccination according to their assigned cohort. During the active study period, participants will record daily symptoms of reactogenicity for one week post each vaccination, administered on Day 1 and Day 29 using a Solicited Symptom Diary. They will return to the site to have safety assessments and samples collected for evaluation of immunogenicity periodically during the study period.

At Day 29, participants will have pre-vaccination safety assessments to determine eligibility to continue with the second vaccination (negative pregnancy test, absence of acute illness or new medical condition). All participants who receive both vaccine administrations (Day 1 and Day 29) will enter the follow-up period after Day 57, and will be monitored for SAEs, MAAEs and for exposure to and/or symptomatic COVID-19 through Month 13/End of Study (EOS) visit. In addition, these participants will be evaluated for immunogenicity.

The primary objective in this study will be to determine the safety and tolerability of a SARS-CoV-2 (VXA-CoV2-1) oral vaccine delivered by enteric tablet which will be evaluated through the detection and documentation of solicited symptoms of reactogenicity (seven days post each vaccination), unsolicited AEs (through 28 days post last vaccination (Day 29); Day 57 for Cohort 1), SAEs, MAAEs, including evidence of COVID-19, and vaccine-activated enhanced disease. Clinical laboratory (blood chemistry, hematology, and urinalysis) results, physical examination, and vital signs results will also be assessed. Secondary endpoints will include assessment of long-term safety (through Day 390), and assessment of immunogenicity with a repeat-dose vaccination schedule in healthy adults at three dose levels.

Our Norovirus Program

Market Overview

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis, and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, which is the most common complication, vomiting, diarrhea with abdominal cramps, and nausea. A study conducted by the CDC and Pittsburg School of Medicine in 2012 estimated that the total economic burden of norovirus in the United States was $5.5 billion. In the U.S., we believe a norovirus vaccine would be beneficial for high risk groups such as infants and children up to five years old, older adults and the elderly, as well as for workers in the food and travel industries, for healthcare, childcare and elder care workers, first responders, the military, and leisure and business travelers. In a study published by Johns Hopkins University and the CDC in 2016, the total global economic burden of norovirus was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. In a more recent health economic study published in the Journal of Infectious Diseases in July 2020 the economic impact to the U.S. was estimated to be $10.5 billion annually and in a January 2021 publication in the American Journal of Preventive Medicine the potential cost savings afforded by of a norovirus vaccine were estimated to be $500 per year in children under five and $75 per year in adults aged 65 and older. There are currently no approved vaccines or therapies to prevent or treat norovirus infection.

Our Norovirus Vaccine Candidate

We plan to develop a VP1-based bivalent oral tablet vaccine that protects against norovirus GI and norovirus GII, the two major norovirus genogroups affecting humans, by targeting the norovirus GI.1 Norwalk strain and the norovirus GII.4 Sydney strain. Because norovirus is an enteric pathogen that infects epithelial cells of the small intestine, we believe that a vaccine that produces antibodies in the intestine against norovirus locally in the intestine, such as our tablet vaccine candidate which is delivered directly to the gut, may provide optimal protection against infection.

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

Study 101. Placebo Controlled Study

In the Phase 1 study designed to evaluate the norovirus vaccine (VXA-GI.1-NN), 66 healthy adults were randomized in three groups, with 23 subjects receiving a single low dose of 1 x 1010 IUs, 23 subjects receiving a single high dose of 1 x 1011 IU, and 20 subjects receiving the matching placebo control.

Safety Results. 101 Study

Solicited Events. In the first seven days following study drug administration, 35 study subjects had at least one SAE reported with 25 of 46 (54%) subjects in the VXA-GI.1-NN vaccine groups and 10 of 20 (50%) of subjects in the placebo group (See table below). All the solicited AEs reported (n=46) were grade 1 or 2 in severity with the majority being mild events (44 grade 1 and two grade 2 events). The percentage of subjects with any solicited symptoms was similar among treatments (See table below). Diarrhea and headache were the most common solicited symptoms following VXA-GI.1-NN administration, both reported by 15 (33%) subjects in the treated groups. Headache and nausea were reported evenly across treatments, including placebo. The only solicited symptom demonstrating a statistically significant difference from placebo was diarrhea (p = 0.0275), reported by 11 subjects in the high dose group. Nine of the 11 subjects reported mild severity diarrhea, while two subjects reported moderate severity episodes following the high dose vaccine. Onset of diarrhea (verbatim term “loose stools”) ranged from day 1 to day 6 following vaccine administration, and most episodes resolved within one day. At no point did any of the loose stools impact normal activity such as work or school, and none required treatment with anti-diarrheal medications or rehydration therapy. In summary, the vaccine appeared well-tolerated without causing any dose limiting toxicities.

Table 2. Norovirus Study 101 Solicited Systems – Number and Percent of Subjects Reporting Treatment Emergent Adverse Events (“TEAEs”).

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

Safety Results. 102 Study

In the first seven days following study drug administration, there were 27 subjects reporting adverse events, distributed across the groups with the highest number of reporting adverse events in group C (11 of 15) and the lowest in group D (3 of 15). The most common adverse event reported was headache, reported in 21 subjects out of 60. Group C reported the highest number of headaches, and adverse events overall. This group was given two low dose vaccines 28 days apart. This was not observed in group D, a vaccine group given the exact same dosing schedule, but receiving two tenfold higher doses of vaccine.

Table 3. Norovirus Study 102 Solicited Symptoms – Number and Percent of Subjects Reporting TEAEs.

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

Safety Results. 103 Study

Solicited Symptoms. In the first seven days following study drug administration, 37 study subjects had at least one solicited adverse event reported with 33/65 (51%) subjects in the VXA-NNV-103 vaccine groups and 4/15 (27%) of subjects in the placebo group (See Table 3). Most subjects reported solicited symptoms that were mild in intensity. Five subjects reported solicited symptoms of Grade 3 severity. The percentage of subjects with any solicited symptoms was similar among treatments (See table below). Diarrhea and malaise were the most common solicited symptoms following vaccine administration, reported by subjects in all three active treated groups (20%-27% subjects). The incidence of diarrhea was higher across the vaccine treated subjects compared to placebo. The incidence of nausea and headache was highest in Bivalent GII.4/GI.1 group compared to other groups. The incidence of malaise/fatigue was higher across the vaccine treated subjects compared to placebo. Myalgia and fever were reported only in the vaccine treated subjects. In summary, both vaccines were safe when given as a monovalent vaccine or in combination as a bivalent vaccine. The most common symptoms were mild diarrhea and mild malaise both reported in about 20% of vaccine recipients. There were no deaths, serious adverse events, adverse events of special interest, new onsets of chronic illness, or subject discontinuations due to TEAEs in this study.

Table 4. Norovirus Study 103 Solicited Systems – Number and Percent of Subjects Reporting TEAEs.

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

Solicited symptoms were collected from subjects for seven days following immunization

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

Immunogenicity Results-Study 101

BT50 Titers. The primary immunological endpoint was to measure antibody titers by an assay that assessed the ability of antibodies to block interaction of a norovirus VLP to histogroup blood antigen (HGBA). This assay is known as the BT50 (for 50% inhibition of blocking titer) assay. BT50 titers were assessed using Leb synthetic glycan as the coating antigen. Titers rose in the vaccine recipients, and at all timepoints (Figure 6). By the Leb BT50 assay, 14/23 (61%) of the subjects in the low dose group, and 18/23 (78%) in the high dose group, had at least a two-fold rise. One subject in the placebo group had a greater than two-fold rise. On Day 28, the geometric mean titer (GMT) for the low dose vaccine group was 59.0, a 2.3-fold geometric mean fold rise (“GMFR”) over the initial GMT of 26.2 at baseline. The GMT for the high dose vaccine group was 98.5, a 3.8-fold GMFR over the initial GMT of 25.8 at baseline. The high dose group was significantly increased over placebo on day 28 (P=0.0003). Complete results are given in the table below.

GMT for Leb BT50 assays

Table 5. Study 101, Least Squared Geometric Mean Titer (LSGMT) for Leb BT50 assay.

HBGA	Leb
Group	D0 LSGMT (95 CI)	D28 LSGMT (95 CI)	LSGMR	p value*
Low	26.2 (16.6-41.2)	59.0 (33.0-105.4)	2.3	0.0459
High	25.8 (18.3-36.2)	98.5 (64.4-150.7)	3.8	0.0003
Placebo	24.6 (15.3-39.3)	27.4 (17.0-44.2)	1.1	Reference
	Overall significance			0.0017

*Significance by Mann-Whitney vs. placebo; overall significance by Kruskal-Wallis Test.

Antibody Secreting Cell (ASC). The ability of the vaccine to induce norovirus specific B cells in the peripheral blood was measured by ASC assay. This assay essentially counts the number of B cells that emerge after immunization and recognize norovirus in the peripheral blood. The number that circulate in the blood pre-immunization is very low, so the assay is a meaningful way to evaluate the vaccine specific effects. In the low dose group, 16 of 23 (70%) of subjects responded and in the high dose group, 19 of 23 (83%) of subjects responded on day seven for both IgA and IgG ASCs (Figure 7). Background ASCs were generally negligible on day 0. For the high dose vaccine treated group, an average of 561 IgA ASCs and 278 IgG ASCs each per 1 x 106 peripheral blood mononuclear cells (“PBMC”), were found on day 7. For the low dose vaccine treated group, an average of 372 IgA ASCs and 107 IgG ASCs were found on day 7. The placebo group had no responders with an average of 3.3 spots for IgA ASCs and 2.2 spots for IgG ASCs per 1 x 106 PBMC on day 7. The treated groups were significantly different than placebo in terms of the ability to elicit an IgG or an IgA ASC response at day 7 (P<0.0001, Mann-Whitney). There was no statistical difference in the number of spots for IgA and IgG ASCs between the high and low dose groups (P=0.21 for IgA, P=0.28 for IgG).

Enzyme-linked immunosorbent assay (ELISA) IgA and IgG. Serum antibody responses were measured by IgG and IgA ELISA, and the changes in titers at EC50 between days 0 and 28 were calculated for each subject. Most subjects had an increase in antibody titers post immunization. The average change in EC50 for the low dose group was 16 and 7.1-fold in IgA and IgG, respectively. Similarly, the average change in the EC50 for the high dose group were 9 and 5.4-fold for IgA and IgG, respectively. The changes in each subject’s EC50 are plotted, separated by group (Figure 8).

Memory Cells. Memory cells are long-lived cells that are important for the rapid induction of immunity following infection. A goal of most vaccines is to safely induce immunological memory to protect people from actual infection. Antigen specific memory B cells were investigated after culturing PMBCs with polyclonal stimulators. VP1 specific IgG memory B cells were higher than IgA memory B cells in the day 0 samples (Figure 9). Post immunization, the response at day 7 was higher for IgA memory B cells, with a GMFR of 15.3 for IgA versus 6.5 for IgG between day 0 and 7, before declining again at day 28. In the low dose group, the GMFR was 7.4 for IgA and 3.7 for IgG was observed between days 0 and 7. This decline from day 7 to day 28 may have resulted from homing of circulating B cells from the peripheral blood to the intestinal lymphoid tissues via expression of high levels of the mucosal homing receptor, α4β7. In the high dose group at day 7, 20/23 (87%) IgA and 19/23 (83%) for IgG showed ≥ 2-fold increase over day 0. In the low dose group at day 7, 18/23 (78%) for IgA and 13/23 (57%) for IgG showed ≥2-fold increase over day 0.

Fecal and Saliva IgA. Norovirus VP1 specific mucosal IgA was explored directly by looking at fecal and saliva samples. Because the quantity of IgA is highly variable within these samples, total IgA was also measured and the ratio between VP1- specific IgA/total IgA for each sample was examined. Samples with IgA levels below the detection limit were excluded from analysis. The increase in the ratio of specific IgA to total IgA was measured between baseline and day 28 (and baseline and day 180 for fecal IgA). In the high dose group, 9 of 19 (47%) fecal samples were responders with a four-fold rise or greater IgA response at day 28, and 9 of 21 (43%) at day 180 (Figure 10). The average fold increases in specific IgA/total IgA ratio were 17.2 and 9.7. These results are significantly higher than the placebo group where 2/18 (11%) and 0/16 (0%) were found to have fourfold or better increases on days 28 and 180 (P=0.029 and P=0.0049 respectively), with average increases of 1.8 and 1.0 (Figure 10). The low dose group had a similar response as the high dose, with 7 of 20 (35%) and 5 of 16 (31%) with fourfold or greater increases on days 28 and 180 respectively. The number of responders trended higher than placebo on day 28, but the difference was statistically significant on day 180 (P=0.13 and 0.043). The low dose group had a 36.2-fold increase on day 28, and a 5.6-fold increase on day 180 (Figure 10). Fewer subjects had detectable increases in the specific IgA to total IgA ratios in saliva samples of treated subjects at day 28 (Figure 11). The average increase in the specific IgA/total IgA ratio was 2.0 for the low dose, 2.9 for the high dose group, and 1.2 for the placebo group. The high dose and low dose groups had each had four subjects with a fourfold rise in the specific response, versus none for the placebo group. These results demonstrate that the vaccine can induce antibody responses that are measured in the mucosa, particularly in the intestinal mucosa, which is the site of norovirus infection.

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

Immunological Results - 102 Study

BT50 Titers. The objective of the study was to compare schedules and dosing for the ability to elicit immune responses, particularly by evaluating BT50 titers. BT50 titers were assessed at multiple times points, given that multiple doses were given. In the high dose group, 12 of 15 subjects had a 2-fold or greater increase in BT50 titers after the first dose and 14 of 15 subjects (92%) had a 2-fold or greater increase in BT50 titers after 2 doses. The GMT titer rose from 21.3 on day to 85.1 on day 28 for a 3.8 GMFR. The GMT at day 56 were measured to be 75.8, a GMFR of 3.6 over the baseline values. Other groups given lower doses of vaccine had lower response rates. Groups A and C had higher increases in the titers compared to Group B, although this is not statistically significant. An ANCOVA model was used to determine the statistical significance of the increases in GMFR. Least-squares (“LS”) geometric mean titers (“LSGMTs”) and LS geometric mean fold rises (“LSGMFRs”) were calculated by exponentiating the LSMs from the ANCOVA model, which included log-transformed post baseline titer or log-transformed change from baseline titer as a dependent variable, cohort as a factor, and baseline log-titer as a covariate. The significance in the different groups to increase the GMFR (test is LSGMFR=0), was found to be P=0.0008, 0.1224, 0.0004, and <0.0001 for groups A through D respectively at day 56. This means all groups had statistically significant increases in the GMT except for group B, which had a more modest increase in the titers.

102 Study. BT50 Titers, Leb

Table 6. Study 102, Geometric Mean Titer (GMT) for Leb BT50 assay roger.

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

Norovirus Oral Tablet Vaccine Clinical Development Pathway

Phase 1 Bivalent Norovirus Trial Booster. The Phase 1 trial is designed to assess the safety and immunogenicity of a booster norovirus vaccine. The active portion of the bivalent Phase 1 trial was completed in the course of 2019, and topline results were reported in the third quarter of 2019. A booster dose for a subset of subjects is planned for early 2021 to further evaluate safety and immunogenicity of the norovirus vaccine.

Phase 1 Norovirus Age Escalation Trial. The Monovalent Phase 1 age escalation trial is designed to assess the safety and immunogenicity of the norovirus vaccine in an older population.

Phase 2 Norovirus GI.1 Strain Challenge Study. We may conduct a challenge study with our monovalent GI.1 norovirus vaccine candidate dependent on the availability of resources and vaccine.

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

Additional Age Groups

●

Older Adults, Elderly Population. Following successful completion of the bivalent Phase 1 trial in healthy adults age 18 to 49, we are ready to conduct sequential Phase 1 and Phase 2 clinical trials in healthy adults age 50 to 64 years and age 65 and older, designed to support the safety and immunogenicity of our tablet vaccine candidate for these age groups. Following these studies, we expect to engage in discussions with the FDA to determine the requirements for a Phase 3 pivotal study or studies, and licensure.

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

Phase 1 Trial, VXA02-001, H1N1 Influenza Vaccine Candidate, 109 and 1010 IU Doses

The first Phase 1 H1N1 trial was conducted at doses of 1 x 109 and 1 x 1010 IU. Two doses were given one month apart. The tablet vaccine candidate generated a favorable safety and tolerability profile. The trial also demonstrated robust T cell responses and modest hemagglutination inhibition assay (“HAI”) responses, each dependent on the dosage level.

Phase 1 Trial VXA02-003, H1N1 Influenza Vaccine Candidate, 1011 IU Dose

The second H1N1 trial was a tablet vaccine trial at a dose of 1 x 1011 IU, delivered in a single administration. We observed a favorable safety and tolerability profile at this dose level. An HAI seroconversion rate of 75% was measured in the vaccine group, compared to 0% in the placebo group. 92% of subjects had a four-fold increase in Micro Neutralization (“MN”) titer after the single administration of tablets. Both the HAI seroconversion rate and the MN responses were substantially higher than the respective rates that we observed at lower doses in Trial VXA02-001. The side effects of the vaccine or placebo in the first seven days following administration were mild with no serious adverse effects. In the first seven days following administration, there were eight total solicited AEs reported in the vaccine and placebo groups (four in each group). All these AEs were grade 1 in severity. The most frequent AE was headache (two in placebo, and one in the vaccine group). There were no SAEs and no new onsets of chronic illnesses related to the adjuvant recorded during the entire one year follow up period of the study.

The table below summarizes the trial design and results (serum antibody responses) of our two placebo-controlled Phase 1 H1N1 clinical trials.

Table 7. Overview: H1 Influenza Phase 1 Placebo-Controlled Studies.

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

H1N1 Influenza Phase 2 Challenge Study Funded by BARDA

In 2015, we were awarded a $13.9 million contract by BARDA, part of the HHS. This two-year contract was awarded under a Broad Agency Announcement issued to support the advanced development of more effective influenza vaccines to improve seasonal and pandemic influenza preparedness. The contract primarily funded a Phase 2 challenge study in human volunteers, designed to evaluate whether our H1N1 tablet vaccine candidate offers broader and more durable protection than currently marketed injectable vaccines. The contract with BARDA was subsequently increased to $15.7 million and the term was extended until September 2018.

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

Table 8. H1 Influenza Phase 2 Challenge Study: Illness Rates*.

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

Efficacy – Shedding

Shedding represents influenza virus that is detected in nasal swabs post infection and is representative of viral infection and replication. In the study, 44.8% of subjects in VXA-A1.1 had at least one day positive for shedding, versus the commercial injected vaccine where 53.7% were positive for shedding and where 71.0% of placebo subjects were positive for shedding. There were no statistically significant differences observed between our tablet vaccine and the commercial inactivated influenza vaccine for viral shedding area under the curve (“AUC”). However, AUC was calculated using a standard logarithmic trapezoidal method and included only detectable shedding during the first five days of the duration of shedding, with subjects removed from the analysis that didn’t shed influenza for 5 days (a zero value cannot be used in log calculations and integrated). This may have led to an underestimate of the effect on viral shedding for the two vaccines relative to placebo. Therefore, in order to better determine the effect of the vaccines on shedding, an alternative method was used in which volunteers were defined as infected if they had detectable viral shedding at any time 36 hours after challenge. This approach eliminated possible issues related to calculations (log calculations of zero values) and of large doses of challenge virus (first 36 hours might be pass through rather than replicating influenza). In a Bayesian analysis, both vaccines significantly reduced the probability of shedding relative to placebo (Bayesian posterior p=0.001 for our tablet vaccine and p=0.009 for the commercial inactivated influenza vaccine). There is also trend toward greater efficacy for our vaccine with a posterior probability of approximately 80% (Table 8).

Table 9. H1 Influenza Phase 2 Challenge Study: Infection Rates*.

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

Table 10. Hemagglutination Antibody Inhibition (HAI) Geometric Mean Titer (GMT) and Geometric Mean Fold Rise (GMFR) Results Post Dosing with 95% Confidence Intervals by Strain, Study Day and Treatment Group.

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

Table 11. ASC Response for IgA and IgG Assays by Study Day and Treatment Group – Vaccination Phase.

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

This work was funded in whole or in part with Federal funds from HHS, Office of the Assistant Secretary for Preparedness and Response and BARDA.

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

This work was funded in whole or in part with federal funds from HHS BARDA.

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

T cells responses to HPV-16 can shrink solid tumors derived from transformed HPV

The ability of T cell responses to HPV-16 to produce a therapeutic response was tested in a solid tumor growth model. TC-1 cells (an HPV-16 transformed cell-line) were injected subcutaneously into the hind flank of B6 mice and allowed to grow for several days before mice were immunized with vaccine or controls. In study 1, mice were immunized on days 7, 14, and 21. For groups 4 and 5, the vaccine expressed the HPV16 antigens E6/E7 (Ad-HPV). A checkpoint inhibitor (an antibody to PD-1) was used along with the vaccine in group 5, and an isotype control (Iso) to the checkpoint inhibitor was used in group 4. A recombinant rAd vector identical to Ad-HPV, but which doesn’t express the HPV antigens (Ad-nr), was used in groups 1 or 2 to control for non-specific effects. Untreated animals were not given any vaccine.

The results in study 1 showed that Ad-HPV groups were able to the stop tumor growth and even shrink the tumor. This occurred whether the checkpoint inhibitor was used or not. The checkpoint inhibitor alone was not able to stop tumor progression, and eventually all these animals perished. Other control animals without Ad-HPV didn’t survive as well. The use of the checkpoint inhibitor with the Ad-HPV vaccine trended slightly better for survival (10/10 versus 9/10 survived), but this was not significant.

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

Near Term HPV Vaccine Development Strategy

Preclinical

The next steps in the vaccine development are to complete the nonclinical studies, which may include a toxicology study using Good Laboratory Practices (“GLPs”) to support an IND filing for this vaccine. The exact nature of these studies will be determined in consultation with the FDA.

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

Bulk Vaccine Manufacturing (Drug Substance)

From inception through December of 2017, we relied on third-party contract manufacturers to manufacture clinical cGMP bulk drug substance for our influenza and norovirus tablet vaccine candidates. Starting in 2017, we invested in developing our own bulk vaccine manufacturing process with the aim to establish a small cGMP bulk manufacturing facility at our corporate headquarters in California for manufacturing cGMP product for our Phase 1 and small Phase 2 trials. During the fourth quarter of 2019, a decision was made to discontinue all activities related to in-house bulk manufacturing and revert to relying on third-party contract manufacturers, so the Company terminated all of its manufacturing staff. Following a reassessment due to the COVID-19 pandemic, we resumed small scale in-house manufacturing in 2020.

In July 2019 we entered into a relationship with Lonza Houston, Inc. (“Lonza”) to manufacture bulk norovirus GI.1 and GII.4 vaccine under cGMP. In late 2019, Company suspended the Lonza manufacturing agreement, pending the outcome of the norovirus partnering discussions. Vaxart settled all of its remaining obligations under its agreement with Lonza by paying $2.3 million in September 2020.

In March 2020, we entered into an agreement with Emergent BioSolutions Inc. for the development and manufacture of SARS-CoV-2 vaccine. In May 2020, we entered into an agreement with Kindred Biosciences, Inc. (“KindredBio”) for the manufacture of our SARS CoV-2 vaccine. In September 2020 we executed two statements of work with KindredBio for the bulk manufacture of our SARS-CoV-2 and norovirus vaccines. In addition, in October 2020 and January 2021 we executed agreements with Attwill Vascular Technologies, LP (“Attwill”) for manufacturing, including lyophilization of drug substance at a larger scale.

Vaccine Tablet Manufacturing (Drug Product)

From inception through December of 2017, we contracted with third-party contract manufacturers for the manufacture, labeling, packaging, storage and distribution of our drug product. During 2016, we established drug product manufacturing capabilities at our corporate headquarters. Our facility is licensed by the State of California Department of Public Health Food and Drug Branch to manufacture drug product for clinical trials. In addition, in January 2021 we executed an agreement with Attwill for further drug product manufacturing (tableting and coating) at a larger scale.

We have limited experience with process development, and the manufacture, testing, quality release, storage and distribution of drug substance and drug product according to cGMP and regulatory filings. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Our facility, and our third-party manufacturers, are subject to periodic inspections by FDA and local authorities, which include, but are not limited to procedures and operations used in the testing and manufacture of our vaccine candidates to assess our compliance with applicable regulations. If we or our third-part manufacturers fail to comply with statutory and regulatory requirements we and they could be subject to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material adverse impact on the availability of our tablet vaccine candidates. Similar to contract manufacturers, we have in the past encountered difficulties involving production yields, quality control and quality assurance, and if we are not able to produce drug product or drug substance in sufficient quantities our ability to conduct our clinical trials and commercialize our tablet vaccine candidates, if approved, will be impaired.

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

Competition

The pharmaceutical and vaccine industries are characterized by intense competition to develop new technologies and proprietary products. In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position.

While we believe that our proprietary tablet vaccine candidates provide competitive advantages, we face competition from many different sources, including biotechnology and pharmaceutical companies, and we may also face competition from academic institutions, government agencies, as well as public and private research institutions. Any products that we may commercialize will have to compete with existing products and therapies as well as new products and therapies that may become available in the future.

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

We face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies. We may also face significant competition in pursuing partnership opportunities and strategic acquisitions from other companies, financial investors and enterprises whose cost of capital may be lower than ours. Competition for future partnerships or asset acquisition opportunities in our markets is intense and we may be forced to increase the price we pay for such assets.

We also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the development and commercialization of our products.

Seasonal Influenza Vaccine Candidate

We believe our seasonal influenza vaccine candidate would compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. The major global non-recombinant injectable vaccine competitors include Astellas Pharma Inc., Abbott Laboratories, AstraZeneca UK Limited, Baxter International Inc., Research Foundation for Microbial Diseases of Osaka University, Seqirus-bioCSL Inc., GSK, Sanofi S.A. (“Sanofi”), Pfizer Inc., and Takeda Pharmaceutical Company Limited (“Takeda”). Non-recombinant intranasal competition includes MedImmune, Inc. (“MedImmune”), and potentially others. Recombinant injectable competitors include Sanofi, Medicago and Novavax, Inc. (“Novavax”). Many other groups are developing new or improved flu vaccine or delivery methods.

Norovirus Vaccine Candidate

There is currently no approved norovirus vaccine for sale globally. We believe that Takeda is developing a norovirus vaccine that would be delivered by injection. There may be other development programs that we are not aware of.

HPV Therapeutic Vaccine Candidate

There is currently no approved HPV therapeutic vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. We believe that several companies are in various stages of developing an HPV therapeutic vaccine including Inovio Pharmaceuticals, Inc. (“Inovio”), Advaxis, Genexine, and several others.

Coronavirus Vaccine Candidate

Pfizer-BioNTech, Moderna and Johnson & Johnson have already developed a COVID-19 vaccine approved for emergency use in the United States and elsewhere, and many more, including several that have progressed further than us, including Oxford-AstraZeneca, Sanofi, Inovio, Takara Bio and Novavax, are in various stages of development.

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

●

Vaccine Platform Technology. As of December 31, 2020, we hold three U.S. patents with granted claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2020, we hold more than 50 issued foreign patents and one pending foreign patent application related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and hold foreign patents in China, Singapore, Russia and South Africa. We also have pending applications in the United States and around the world related to our tablet vaccine formulation technology. Patents issuing from these applications will expire in 2035, or later if patent term extension applies.

●

COVID-19 Vaccine Candidate. As of December 31, 2020, we have filed provisional applications in the United States relating to our COVID-19 vaccine candidate. Any patents issuing from these applications will expire in 2041, or later if patent term extension applies.

●

Influenza, Norovirus and RSV Vaccine Candidates. As of December 31, 2020, we hold a patent in South Africa, the European Union, and a number of countries therein, and have pending applications in the United States and around the world relating to our norovirus and RSV vaccine candidates. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies. We have been issued 13 foreign patents related to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	Relenza. As of December 31, 2020, we no longer own any Relenza patents, the last Japanese patent related to Relenza, which was exclusively licensed to GSK, having expired in July 2019.

●

Inavir. As of December 31, 2020, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. The last patent related to Inavir in Japan is set to expire in December 2029, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received.

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

Government Regulation and Product Approval

Federal, state and local government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological and pharmaceutical products such as those we are developing. Our vaccine candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, even though it may differ in certain respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The rules and regulations that apply to our business are subject to change and it is difficult to foresee whether, how, or when such changes may affect our business.

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

●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice (“GCP”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●

submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of nonclinical testing and clinical trials;

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

Before testing any biological vaccine candidate, including our tablet vaccine candidates, in humans, the vaccine candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as toxicological and pharmacological studies in animal species, to assess the potential safety and activity of the vaccine candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs for certain animal studies and the Animal Welfare Act, which is enforced by the Department of Agriculture. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. Any person or entity sponsoring clinical trials in the United States to evaluate a product candidate’s safety and effectiveness must submit to the FDA, prior to commencing such trials, an IND application, which provides a basis for the FDA to conclude that there is an adequate basis for testing the product in humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials are subject to extensive regulation. Clinical trials must be conducted and monitored in accordance with the FDA’s bioresearch monitoring regulations and regulations composing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Foreign studies conducted under an IND must meet the same requirements applicable to studies conducted in the United States. However, if a foreign study is not conducted under an IND, the data may still be submitted to the FDA in support of a product application, if the study was conducted in accordance with GCP and the FDA is able to validate the data.

The sponsor of a clinical trial or the sponsor’s designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●

Phase 1. The biological product is initially introduced into a small number of healthy human subjects and tested for safety and to develop detailed profiles of its pharmacological and pharmacokinetic actions, determine side effects associated with increasing doses, and if possible, gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in subjects.

●

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit profile of the product and provide an adequate basis for product labeling. Phase 3 data often form the core basis on which the FDA evaluates a product candidate’s safety and effectiveness when considering the product application.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. FDA performance goals generally provide for action on a BLA within 12 months of submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. The complete response letter may also request additional information, including additional preclinical or clinical data, for the FDA to reconsider the application. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Obtaining approval can take years, requires substantial resources and depends on a number of factors, including the severity of the targeted disease or condition, the availability of alternative treatments, and the risks and benefits demonstrated in clinical trials.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ‘off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses. If ongoing regulatory requirements are not met, or if safety problems occur after a product reaches market, the FDA may take actions to change the conditions under which the product is marketed, including limiting, suspending or even withdrawing approval.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”), as discussed below.

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

Employees and Human Capital Resources

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. As of December 31, 2020, we had 28 full-time employees of whom 20 were engaged in research and development (“R&D”) and eight were engaged in finance, human resources, administration, business and general management (collectively, “G&A”). We also had 21 consultants supporting these functions. We do not have collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Our human capital resources objectives include identifying, recruiting, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purposes of which are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. To facilitate talent attraction and retention, we strive to make Vaxart a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees by generally adopting a work from home policy in line with directives from the State of California and the applicable local governments, and guidance from the CDC. On-site activities have been restricted to certain essential facility and laboratory support functions and various safety protocols have been implemented.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business, Financial Position and Capital Requirements

●	Our business may be adversely affected by the ongoing coronavirus pandemic.

●	We have a limited operating history and have generated only limited product revenue.

●	We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We are largely dependent on the success of our tablet vaccine candidates for the prevention of coronavirus and norovirus infection.

●	We have not yet produced a commercially viable vaccine and we may be never able to.

●	We will require additional capital to fund our operations.

●	We will need to expand our organization and may experience difficulties in managing growth.

●	We are presently subject to multiple legal proceedings and may be subject to additional legal proceedings.

●	Our development of a COVID-19 vaccine candidate is at an early stage, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely manner, if at all.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

●	The regulatory pathway for coronavirus vaccines is evolving and may result in unexpected or unforeseen challenges.

●	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.

●	We face significant competition from other biotechnology and pharmaceutical companies.

●	Our tablet vaccine candidates may cause adverse effects resulting in failure to obtain approval from the U.S. Food and Drug Administration (the “FDA”) and/or product liability lawsuits against us.

●	We may be unable to manufacture sufficient bulk vaccine for our ongoing needs.

●	We are dependent on third parties for manufacturing and clinical trials.

●	We face numerous risks associated with our intellectual property.

Risks Related to Dependence on Third Parties

●	We rely on third-party contract manufacturers for the manufacture of our products.

●	If third-party contract manufacturers, upon whom we may have to rely to formulate and manufacture our product candidates, do not perform, fail to manufacture according to our specifications, or fail to comply with strict government regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

Risks Related to Our Business, Financial Position and Capital Requirements

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. This virus continues to spread globally and efforts to contain the spread of COVID-19 have intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of COVID-19 may result in a period of business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. There may be interruptions to our supply chain due to the inability of manufacturers to continue normal business operations and to ship products. In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. We are currently working to enhance our business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

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

Because of the numerous risks and uncertainties associated with vaccine development and manufacturing, we are unable to predict the timing or amount of increased development expenses, or when we will be able to achieve or maintain profitability, if at all. Our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for our product candidates. If we cannot successfully execute on any of the factors listed above, our business may not succeed.

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

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of coronavirus, norovirus, influenza and RSV infection, as well as those for the treatment of HPV related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2020, we had an accumulated deficit of $148.9 million.

We are largely dependent on the success of our tablet vaccines for the prevention of coronavirus and norovirus infection, which are still in early-stage clinical development, and if one or both of these tablet vaccines do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidates for coronavirus and norovirus. We are committing financial resources to the development of a COVID-19 vaccine, which may cause delays in or otherwise negatively impact our other development programs. In addition, our management and scientific teams have dedicated substantial efforts to our COVID-19 vaccine development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our coronavirus and norovirus tablet vaccine. These tablet vaccines may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our tablet vaccines in the United States until we receive approval of a Biologics License Application (“BLA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. To date, we have only completed Phase 1 clinical trials for our bivalent norovirus tablet vaccine candidate. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our tablet vaccines for many reasons, including:

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

We are in the business of developing oral vaccines that are administered by tablet rather than by injection. In response to the global outbreak of COVID-19, in January 2020 we announced that we had initiated a program to develop a coronavirus vaccine candidate based on our Vector-Adjuvant-Antigen Standardized Technology (“VAAST”) proprietary oral vaccine platform. In addition, on October 13, 2020, we announced that the first subject has been dosed in our Phase 1 study of VXA-CoV2-1, a non-replicating Ad5 vector oral tablet COVID-19 vaccine candidate. Our development of the vaccine is at an early stage, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely manner, if at all.

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

As of December 31, 2020, we had $126.9 million of cash and cash equivalents. Since then, we have received net proceeds of $65.8 million from the sale of common stock under the Open Market Sale Agreement with Jeffreys LLC and Piper Sandler & Co. (the “Open Market Sale Agreement”) and $1.6 million from the exercise of common stock warrants.

Although we believe these funds are sufficient to fund our operations under our current operating plan well into 2022 and possibly beyond, our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

An ownership change under Section 382 of the Code subjects the Company and all of its subsidiaries to limitations on the use of U.S. net operating loss carryforwards and certain other tax attributes. Since the ownership change that occurred in February 2018 due to the Merger, we have identified further changes in April 2019, September 2019 and May 2020, and further ownership changes in the future would subject us to further limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s U.S. net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds 50% over a three-year period. Similar rules may apply under state and foreign tax laws. Ownership changes occurred for the Company and all of its subsidiaries in February 2018, April 2019, September 2019 and May 2020; accordingly, our U.S. net operating loss carryforwards and certain other tax attributes are subject to limitations on their use. Additional ownership changes in the future would result in further limitations on the combined organization’s ability to use net operating loss carryforwards generated in the intervening period. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

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

We rely on our executive officers and the other principal members of the executive and scientific teams, particularly our President and Chief Executive Officer, Andrei Floroiu and our Chief Scientific Officer, Sean N. Tucker, Ph.D. The employment of our executive officers is at-will and our executive officers may terminate their employment at any time. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2020, we had 28 full-time employees, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The trading market for our common stock is influenced by independent research and reports that securities or industry analysts publish about us or our business from time to time. At present, there are three analysts covering our stock. We have no control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our trading volume and share price to decline.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

The regulatory pathway for coronavirus vaccines is evolving and may result in unexpected or unforeseen challenges.

To date, VXA-CoV2-1 has moved rapidly through the FDA regulatory review process. The speed at which all parties are acting to create and test therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for VXA-CoV2-1. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Results from our vaccine (and other COVID-19) trials may require us to perform additional preclinical studies in order to advance our vaccine candidate. Discussions with FDA regarding the design of the anticipated Phase 2 and 3 studies for VXA-CoV2-1 are ongoing and important aspects of the trial design have yet to be determined, including the number of patients to be enrolled, the specific endpoints of the trial and the methods for obtaining and testing samples in the trial. The incidence of COVID-19 in the communities where our studies might be conducted will vary across different locations. If the overall incidence of COVID-19 in those locations is low, it may be difficult for us to recruit subjects or for any study we might perform to demonstrate differences in infection rates between participants in the study who receive placebo and participants in the study who receive VXA-CoV2-1. The availability of other authorized vaccines may decrease the population of clinical trial subjects willing to participate in our future trials.

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

In addition, any success in preclinical testing we might observe for our COVID-19 vaccine candidates may not be predictive of the results of later-stage human clinical trials. Factors such as efficacy, immunogenicity, and adverse events can emerge at any time in clinical testing and have the potential to have adverse consequences for our ability to proceed with clinical trials. Other factors such as manufacturing challenges, availability of raw materials, and slow-downs in the global supply chain may delay or prevent us from receiving regulatory approval of our vaccine candidate or, if we do receive regulatory approval, prevent a successful product launch. We may not be successful in developing a vaccine, or another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19.

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

Our tablet vaccine candidates for norovirus and seasonal influenza are still in early-stage clinical development. Both will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for either indication or for any other treatment regime. Such testing is expensive and time-consuming and requires specialized knowledge and expertise. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our tablet vaccine candidates, which are currently in clinical development, or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for our tablet vaccine candidates for seasonal influenza, norovirus and RSV will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Our vaccine candidates in the later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Also, the results of early clinical trials of the tablet vaccine candidates for seasonal influenza, norovirus and RSV may not be predictive of the results of subsequent clinical trials. Furthermore, the FDA may impose additional requirements to conduct preclinical studies to advance the HPV therapeutic vaccine candidates which could delay initiation of Phase 1 studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their vaccine candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, success in preclinical testing and early clinical trials does not ensure success in later clinical trials, which involve many more subjects and, for influenza, all four strains rather than the one strain we have studied in Phase 1 clinical trials to date. Accordingly, the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing or may be interpreted in a way that may not be sufficient for marketing approval.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our tablet vaccine candidates, including that:

●	regulators or institutional review boards (“IRBs”) may delay or not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs;

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

COVID-19 could adversely impact our preclinical studies and clinical trials.

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

If a patient participating in one of our clinical trials contracts COVID-19, this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or such patient could experience an adverse event that could be attributed to our drug product.

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

There is currently no fully-approved SARS-CoV-2 vaccine for sale globally; however, Pfizer-BioNTech, Moderna and Johnson & Johnson have already developed a COVID-19 vaccine approved for emergency use in the United States and elsewhere, and many more, including several that have progressed further than us, including Oxford-AstraZeneca, Sanofi, Inovio, Takara Bio and Novavax, are in various stages of development, some of which have already received approval for emergency use in some European countries.

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

We intend to pursue collaborative arrangements regarding the sale and marketing of our tablet vaccine candidates, if approved, for certain international markets; however, we may not be able to establish or maintain such collaborative arrangements and, if able to do so, our collaborators may not have effective sales. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and we cannot assure you that such efforts will be successful.

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

Government involvement may limit the commercial success of our tablet vaccine candidates .

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus and influenza, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our coronavirus or influenza vaccines.

In addition, current influenza vaccines are generally trivalent (containing three strains) or quadrivalent (containing four strains). If the FDA requires or recommends changes in influenza vaccines, for example, for a monovalent vaccine or for use of a strain that is not currently circulating in the human population, it is uncertain whether we will be able to produce or manufacture such a vaccine at commercially reasonable rates.

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

We earn royalty revenue from the net sales of Inavir and, until the royalty agreement expired in July 2019, Relenza, which are marketed by our licensees. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensees’ net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. It is the seasonality of influenza, which occurs mainly in the winter months, that causes our revenue to be low in the second and third fiscal quarters, since our agreement with HealthCare Royalty Partners III, L.P. (see Note 7 to our Financial Statements on Part II, Item 8) has no impact on total revenue recognized, it only impacts our net cash flow in the quarter following revenue recognition.

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

Effective treatments of RSV infections in pediatrics, the elderly, and the immunocompromised are very limited. Currently, only Virazole (ribavirin) is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. We are aware that the following compounds are under development to treat RSV infections: Gilead’s presatovir, Johnson & Johnson’s JJ-53718678 (ALS-8176), Ablynx’s ALX-0171 and Ark Biosciences’ AK0529. The only approved drug for the prevention of RSV infections in high-risk infants is MedImmune’s palivizumab (Synagis), a monoclonal antibody. There are several vaccines and antibody products designed to prevent RSV infections in clinical development. Among the clinical stage product candidates in development are Novavax’s RSV F vaccine, GSK’s GSK3003898A vaccine, GSK’s GSK3389245A vaccine, Bavarian Nordic’s BN RSV vaccine, MedImmune’s MEDI ÄM2-2 vaccine and MedImmune’s monoclonal antibody MEDI8897.

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

In order to receive FDA approval of our product candidates, we will need to manufacture such product candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for our product candidates in a timely or economic manner, or at all. In the event FDA approval is received, we will need to increase production of our product candidates. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for our product candidates, the clinical trials, the regulatory approval and the commercial launch of our product candidates may be delayed, or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. Failure to achieve and maintain high-quality manufacturing, including the incidence of manufacturing errors, could result in patient injury or death, delays or failures in testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

We and our CROs are required to comply with the Good Laboratory Practice and GCP, which are regulations and guidelines enforced by the FDA and are also required by the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit enough subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we cannot control whether they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate significant revenues could be delayed.

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

●

the federal HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

If we fail to establish and maintain additional strategic partnerships related to our unpartnered product candidates, we will bear all the risks and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise, such as regulatory expertise, for which we have not budgeted. If we were not successful in seeking additional financing, hiring additional employees or developing additional expertise, our cash burn rate would increase or we would need to take steps to reduce our rate of product candidate development. This could negatively affect the development of any unpartnered product candidate.

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

Due to various regulatory restrictions in the United States and many other countries, as well as potential capacity constraints on manufacturing that occur from time-to-time in our industry, various steps in the manufacture of our product candidates are sole-sourced to certain contract manufacturers. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing a contract manufacturer may be difficult and could be extremely costly and time consuming, which could result in our inability to manufacture our product candidates for an extended period and a delay in the development of our product candidates. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes several significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, notably, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business and financial condition.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with several procedures, documentary fee payments and other provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we and our licensors fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.

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

General Risk Factors

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a quarterly report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In addition, since our public float exceed $700 million on June 30, 2020, our independent registered public accounting firm is required to attest annually to the effectiveness of our internal control over financial reporting.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2020, we concluded that our internal controls and procedures were effective as of December 31, 2020, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

Our headquarters is located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business and financial condition.

We are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. Our corporate headquarters and other facilities are in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2020, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco, CA	58,080 sq ft	Laboratory and office	Five leases expiring between July 2021 and September 2025

Alpharetta, GA	11,788 sq ft	Office	Lease expires February 2021; entire office subleased

Leased facilities in South San Francisco include one embedded lease for 13,736 square feet used for outsourced manufacturing. We believe that our existing facilities are adequate for our current needs.

Item 3.  Legal Proceedings

The information included in “Note 11. Commitments and Contingencies—(c) Litigation” to the Consolidated Financial Statements in Part II, Item 8 is incorporated by reference into this Item.

We may also from time to time be involved in legal proceedings arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, is not material to our consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run our business successfully, and could have a material adverse impact on our business, financial condition and results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “VXRT”.

As of February 24, 2021, there were approximately 6,497 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of December 31, 2020, under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	6,813,033	$2.70	1,230,863
Equity compensation plans not approved by security holders	—	$—	—
Total	6,813,033	$2.70	1,230,863

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Vaxart, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from December 31, 2015, through December 31, 2020, of the cumulative total return for our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical prices which, prior to the Merger on February 13, 2018, are those of Aviragen Therapeutics, Inc. and may not be indicative of future performance.

Dividend Policy

We have never declared or paid dividends on shares of our common stock. We intend to retain future earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after considering various factors, including current financial condition, operating results and current and anticipated cash needs.

Item 6.  Selected Financial Data

The following selected consolidated financial data for the fiscal years ended December 31, 2020, 2019 and 2018 should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Data prior to the Merger on February 13, 2018, reflects Vaxart Biosciences, Inc., whereas subsequent to that date it includes data from the company then named Aviragen Therapeutics, Inc. Our historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenues	$4,046	$9,862	$4,159	$5,839	$8,147
Operating expenses:
Research and development	19,863	14,540	17,275	12,355	17,634
General and administrative	15,202	6,187	6,681	3,499	3,234
Impairment of intangible assets	—	—	1,600	—	—
Costs of exit from leased premises	—	—	359	—	—
Restructuring charges and (reversals)	(849)	4,920	—	—	—
Total operating expenses	34,216	25,647	25,915	15,854	20,868
Operating loss	(30,170)	(15,785)	(21,756)	(10,015)	(12,721)
Other income and (expenses)	(1,812)	(2,370)	3,858	433	(3,641)
Loss before provision for income taxes	(31,982)	(18,155)	(17,898)	(9,582)	(16,362)
Provision for income taxes	238	490	109	—	—
Net loss	(32,220)	(18,645)	(18,007)	(9,582)	(16,362)
Series B and C preferred dividend	—	—	(339)	(2,878)	(2,886)
Net comprehensive loss attributable to common stockholders	$(32,220)	$(18,645)	$(18,346)	$(12,460)	$(19,248)
Net loss per share – basic and diluted	$(0.36)	$(0.86)	$(2.90)	$(91.65)	$(141.96)
Shares used to compute net loss per share – basic and diluted	88,296	21,570	6,316	136	136
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	126,870	13,526	11,506	2,986	13,073
Total assets	152,582	37,032	35,227	4,523	15,886
Total liabilities	29,178	24,080	23,989	43,245	45,527
Accumulated deficit	(148,881)	(116,661)	(97,989)	(79,982)	(70,400)
Stockholders’ Equity (Deficit)	123,404	12,952	11,238	(38,722)	(29,641)

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

Company Overview

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our Vector-Adjuvant-Antigen Standardized Technology (“VAAST”) proprietary oral vaccine platform. Our oral vaccines are designed to generate broad and durable immune responses that may protect against a wide range of infectious diseases and may be useful for the treatment of chronic viral infections and cancer. Our investigational vaccines are administered using a room temperature-stable tablet, rather than by injection.

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis), seasonal influenza and respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infections). We have completed human dosing for our Phase 1 clinical trial for our SARS CoV-2 vaccine candidate that commenced in October 2020 and met its primary and secondary endpoints. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study. In addition, we are developing our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

As we previously disclosed, we are no longer prioritizing internal manufacturing and plan to rely primarily on third party manufacturers for the current Good Manufacturing Practice (“cGMP”) manufacturing of our candidate vaccines. In addition, we are focusing our efforts on partnering opportunities utilizing the vaccine programs currently in our pipeline, including the bivalent norovirus vaccine program, our seasonal flu vaccine, and the Universal Influenza vaccine collaboration with Janssen Vaccines & Prevention B.V. Finally, we are focusing on the development of a coronavirus vaccine candidate utilizing our proprietary oral vaccine platform. Pending licensing, partnering or collaboration agreements, our seasonal influenza, RSV and HPV programs are currently on hold.

Through our merger with Aviragen Therapeutics, Inc., or Aviragen, we acquired two royalty-earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued.

Merger with Aviragen

Vaxart Biosciences, Inc. was originally incorporated in California under the name West Coast Biologicals, Inc. in March 2004 and changed its name to Vaxart, Inc. (“Private Vaxart”) in July 2007, when it reincorporated in the state of Delaware.

On February 13, 2018, Private Vaxart completed a reverse merger (the “Merger”) with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Private Vaxart survived as a wholly owned subsidiary of Aviragen. Under the terms of the Merger, Aviragen changed its name to Vaxart, Inc. and Private Vaxart changed its name to Vaxart Biosciences, Inc. Immediately prior to the Merger, all Private Vaxart’s convertible promissory notes and convertible preferred stock were converted into common stock, following which each share of common stock was converted into approximately 0.22148 shares of common stock.

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

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We have been earning revenue from a fixed price service contract, as amended, for a total of $617,000, which we completed in the first three months of 2021.

Revenue from Government Contract

The government contract with the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”), as modified, was a cost-plus-fixed-fee contract, under which we were reimbursed for allowable direct contract costs plus allowable indirect costs and a fixed-fee totaling $15.7 million from September 2015 through September 30, 2018. Activities were completed in 2018 and no future revenue is expected from this contract.

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

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). We pay HCRP the first $3 million plus 15% of the next $1 million of royalties earned in annual periods ending on March 31. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. Even though we do not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, including the development of our tablet vaccine platform, and the manufacturing, preclinical and clinical development activities of our tablet vaccine candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;

●	expenses incurred under agreements with contract research organizations (“CROs”), that conduct clinical trials on our behalf;

●	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in the clinical trials;

●	manufacturing materials, analytical and release testing services required to produce vaccine candidates used primarily in clinical trials;

●	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine and tablet manufacturing activities;

●	laboratory supplies and vendor expenses related to preclinical research activities;

●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and

●	facilities, depreciation and allocated overhead expenses.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Year Ended December 31,
	2020	2019	2018

External program costs:
COVID-19 program	$6,659	$—	$—
Norovirus program	549	3,765	2,578
RSV and HPV programs	—	21	53
Teslexivir and vapendavir programs	7	63	1,902
Influenza program, funded by BARDA	—	—	749
Preclinical research and process development	1,899	807	285
Total external costs	9,114	4,656	5,567
Internal costs	10,749	9,884	11,708
	$19,863	$14,540	$17,275

We expect that research and development expenses will increase in 2021 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

Results of Operations

The following table presents period-over-period changes in selected items in the consolidated statements of operations and comprehensive loss, which include the operations of Aviragen for periods after February 13, 2018 (in thousands, except percentages):

	Year Ended December 31,
	2020	% Change	2019	% Change	2018

Revenue	$4,046	(59)%	$9,862	137%	$4,159

Operating expenses	34,216	33%	25,647	(1)%	25,915

Operating loss	(30,170)	91%	(15,785)	(27)%	(21,756)

Other income and (expenses)	(1,812)	(24)%	(2,370)	(161)%	3,858

Loss before provision for income taxes	(31,982)	76%	(18,155)	1%	(17,898)

Provision for income taxes	238	(51)%	490	350%	109

Net loss	$(32,220)	73%	$(18,645)	4%	$(18,007)

Total Revenues

The following table summarizes the period-over-period changes in our revenues for years ended December 31 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Revenue from customer service contracts	$198	(51)%	$406	N/A	$—
Revenue from government contract	—	N/A	(20)	N/A	1,344
Royalty revenue	2,962	(33)%	4,446	232%	1,340
Non-cash royalty revenue related to sale of future royalties	886	(82)%	5,030	241%	1,475
Total revenue	$4,046	(59)%	$9,862	137%	$4,159

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $198,000 and $406,000 in the years ended December 31, 2020 and 2019, respectively. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed, enabling us to recognize the remaining $13,000 as revenue in the three months ending March 31, 2021. There were no comparable contracts in 2018.

Revenue from Government Contract

We recognized revenue of $1.3 million during the year ended December 31, 2018, of which $20,000 was reversed during the year ended December 31, 2019. As of December 31, 2020, the cumulative revenue recorded from inception under the HHS BARDA contract represents $20,000 less than the maximum amount billable under the contract as presently modified. The active phase of the contract occurred in 2016 and 2017. In 2018 activities were wound down and completed and no future revenue is expected from this contract.

Royalty Revenue

For the year ended December 31, 2020, royalty revenue decreased by $1.5 million, or 33%, compared to the year ended December 31, 2019, which represented an increase of $3.1 million, or 232%, compared to the year ended December 31, 2018. Royalty revenue in the year ended December 31, 2018, excludes comparable revenue of $3.5 million earned in the pre-Merger period, which more than accounts for the increase in 2019.

Royalty revenue was earned on sales of Relenza and Inavir, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. Relenza revenue ceased in 2019 and all our 2020 Inavir royalty revenue was earned in the first quarter. We recognize royalty revenue from sales of Inavir only after the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We expect our royalty revenue in 2021, if any, will be significantly lower than in 2020, partly because we expect the increase in social distancing and mask wearing due to the COVID-19 pandemic will cause the number of influenza infections to decrease in the year ending March 31, 2021.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the year ended December 31, 2020, non-cash royalty revenue related to sale of future royalties was $886,000, compared to $5.0 million for the year ended December 31, 2019 and $1.5 million for the year ended December 31, 2018. Non-cash royalty revenue of up to $3.3 million may be earned in each year ending on March 31. In 2018, we only recognized $1.5 million related to the year ended March 31, 2019, since all non-cash royalty revenue related to the year ended March 31, 2018, was earned in the pre-Merger period. In 2019, we recorded $1.7 million related to the year ended March 31, 2019, plus $3.3 million related to the year ending March 31, 2020. In the year ended December 31, 2020, we recognized the $34,000 not recognized in 2019 for the year ending March 31, 2020, and $852,000 related to the year ending March 31, 2021, so we expect non-cash royalty revenue related to sale of future royalties to increase in the year ending December 31, 2021.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for years ended December 31 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Research and development	$19,863	37%	$14,540	(16)%	$17,275
General and administrative	15,202	146%	6,187	(7)%	6,681
Impairment of intangible assets	—	N/A	—	(100)%	1,600
Costs of exit from leased premises	—	N/A	—	(100)%	359
Restructuring charges and (reversals)	(849)	N/A	4,920	N/A	—
Total operating expenses	$34,216	33%	$25,647	(1)%	$25,915

Research and Development

For 2020, research and development expenses increased by $5.3 million, or 37%, compared to 2019. The increase was principally due to preclinical, manufacturing and clinical expenses related to our COVID-19 vaccine candidate, partially offset by lower costs of manufacturing and clinical trials for our norovirus vaccine candidate and lower depreciation and amortization expense.

For 2019, research and development expenses decreased by $2.7 million, or 16%, compared to 2018. The decrease was principally due to the absence of the teslexivir clinical trials and costs incurred under the HHS BARDA contract, along with decreases in preclinical research, personnel, non-restructuring severance and intangible asset amortization costs, partially offset by increases in manufacturing and clinical trial costs related to our norovirus vaccine tablets.

We expect that research and development expenses will increase in 2021 as we will incur significant expenses for manufacturing and clinical trials related to our COVID-19 vaccine candidate.

General and Administrative

For 2020, general and administrative expenses increased by $9.0 million, or 146%, compared to 2019. The principal reasons for the increase in 2020 are increased legal fees, higher stock-based compensation costs, additional D&O insurance costs, severance expenses for our former Chief Executive Officer and increased costs incurred in upgrading our accounting systems and in line with our corporate growth.

For 2019, general and administrative expenses decreased by $494,000, or 7%, compared to 2018. The decrease was principally due to reductions in legal fees and other costs associated with becoming a public company.

Impairment of Intangible Assets

Impairment of intangible assets represents the write-off in 2018 of the in-process research and development related to teslexivir that we acquired in the Merger. Since the Phase 2 trial completed in May 2018 did not achieve the primary efficacy endpoint and we suspended development activities, we now consider this asset to be fully impaired.

Costs of Exit from Leased Premises

Costs of exit from leasehold premises in 2019 comprise both our lease loss accrual and our write-down of leasehold improvements and furniture at our leased premises in Alpharetta, Georgia. Since this facility had surplus capacity, we subleased these premises, commencing in November 2018, for the remainder of the lease term for less than we are presently paying. Accordingly, we recorded an exit charge consisting of loss on lease obligations for the net discounted future cash flows for rental and associated costs at the cease-use date of $253,000 and a property and equipment impairment charge of $106,000.

Restructuring Charges and (Reversals)

In 2019, in connection with our December restructuring, we accrued costs of $3.2 million representing the amount we were invoiced by Lonza Houston, Inc. (“Lonza”) after the suspension of our norovirus manufacturing work order, representing the maximum amount potentially payable to Lonza. We also accrued $0.4 million for severance and legal expenses and impaired $1.3 million of property and equipment and right-of-use assets, mainly related to manufacturing assets. In 2020, we incurred further costs, principally legal fees, of $0.1 million and we paid $2.3 million in full settlement with Lonza, enabling us to reverse $0.9 million of the 2019 accrual. We do not expect to incur any further charges related to this restructuring.

Other Income and (Expenses)

The following table summarizes the period-over-period changes in our non-operating income and expenses for years ended December 31 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Bargain purchase gain	$—	N/A	$—	(100)%	$6,760
Interest income	75	(50)%	149	157%	58
Interest expense	—	(100)%	(315)	(62)%	(821)
Non-cash interest expense related to sale of future royalties	(1,874)	(10)%	(2,073)	12%	(1,859)
Gain (loss) on sale of equipment	—	(100)%	1	N/A	(11)
Loss on revaluation of financial instruments	—	N/A	—	(100)%	(3)
Loss on debt extinguishment	—	(100)%	(100)	N/A	—
Foreign exchange loss, net	(13)	(59)%	(32)	(88)%	(266)
Net non-operating income and (expenses)	$(1,812)		$(2,370)		$3,858

For 2020 we recorded net non-operating expenses of $1.8 million, compared to net non-operating expenses of $2.4 million in 2019 and net non-operating income of $3.9 million in 2018.

The principal source of non-operating income in 2018 was a bargain purchase gain of $6.8 million, representing the excess of our valuation of the fair value of net assets acquired over the fair value of the common stock issued to acquire them in the Merger.

Interest expense was $315,000 in 2019, decreasing from $821,000 in 2018 due to the absence of an expense of $295,000 related to Private Vaxart’s convertible promissory notes being outstanding for the 43 days prior to the Merger and the lower balance payable on our note due to Oxford Finance LLC, the remaining balance of which was repaid in November 2019, for which we incurred a one-time charge of $100,000 for debt extinguishment. As a result, we incurred no interest expense in 2020.

Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $2.1 million in 2019, higher than the $1.9 million in 2020 when the outstanding balance due to HCRP had been paid down, and higher than the $1.9 million in 2018 which related to the shorter post-Merger period.

The foreign exchange loss of $266,000 in 2018 relates to the revaluation of cash and receivables denominated in Australian dollars and British pounds because of the strengthening U.S. dollar. In 2019 and 2020 we held minimal cash and receivables denominated in foreign currency and the loss decreased commensurately.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for years ended December 31 (in thousands, except percentages):

	2020	% Change	2019	% Change	2018
Foreign withholding tax on royalty revenue	$183	(58)%	$435	326%	$102
Foreign taxes payable on intercompany interest	52	(2)%	53	1,225%	4
State income taxes	3	50%	2	(33)%	3
Provision for income taxes	$238	(51)%	$490	350%	$109

The majority of the provision for income taxes in the years ended December 31, 2020, 2019 and 2018, respectively, represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP, and was low in 2018 because the majority of Inavir sales in the first calendar quarter arise in the first six weeks, so most of the revenue in the 2018 period was earned pre-Merger. In addition, we incurred charges relating to interest on an intercompany loan from a foreign subsidiary and for state income taxes in the United States.

Liquidity and Capital Resources

From its inception until the Merger, Private Vaxart’s operations were financed primarily by net proceeds of $38.9 million and $29.4 million from the sale of convertible preferred stock and the issuance of convertible promissory notes, respectively, all of which were converted into Aviragen common stock in the Merger, and $4.9 million from the issuance of secured promissory notes to Oxford Finance, of which the remaining balance of $2.5 million as of September 30, 2019, was repaid in full on November 4, 2019. Vaxart gained $25.5 million in cash from Aviragen in the Merger, of which $4.9 million was used to pay Aviragen’s Merger-related costs. Since the Merger, through December 31, 2020, we have received net proceeds of $156.8 million from the sale of common stock, pre-funded warrants and common stock warrants and the exercise of pre-funded warrants and common stock warrants from equity financings in March, April and September 2019 and March, July and October 2020 (see Note 1 to the Consolidated Financial Statements in Part II, Item 8 for further information regarding our offerings).

As of December 31, 2020, we had $126.9 million of cash and cash equivalents. Since then, we have received net proceeds of $65.8 million from the sale of common stock under the Open Market Sale Agreement, (the “Sales Agreement”) and $1.6 million from the exercise of common stock warrants. There is approximately $167 million in net proceeds still available to us under the Sales Agreement.

We believe our existing funds (including funds already received in 2021) are sufficient to fund us well into 2022 and possibly beyond. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. As of December 31, 2020, we had no commitments for capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine product candidates. We may be able to fund certain activities with assistance from government programs including HHS BARDA. We may also need to fund our operations through equity and/or debt financing. The sale of additional equity would result in additional dilution to our stockholders. Incurring debt financing would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018

Net cash used in operating activities	$(23,750)	$(13,090)	$(14,548)
Net cash (used in) provided by investing activities	(1,220)	(850)	26,212
Net cash provided by (used in) financing activities	138,314	15,960	(1,729)
Net increase in cash and cash equivalents	$113,344	$2,020	$9,935

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities in 2020, 2019 and 2018 in the amounts of $23.8 million, $13.1 million and $14.5 million, respectively. The cash used in operating activities in 2020 was due to cash used to fund a net loss of $32.2 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $5.6 million and a decrease in working capital of $2.8 million. The cash used in operating activities in 2019 was due to cash used to fund a net loss of $18.6 million, partially offset by net non-cash expenses related to depreciation and amortization, gain on sale of equipment, impairment charges, stock-based compensation, non-cash interest expense, loss on debt extinguishment, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.2 million and a decrease in working capital of $1.3 million. The cash used in operating activities in 2018 was due to a net loss of $18.0 million, partially offset by $1.0 million of adjustments for net non-cash income related to the bargain purchase gain, depreciation and amortization, loss on sale of equipment, impairment charges, stock-based compensation, loss on revaluation of financial instruments, non-cash interest, amortization of note discount, non-cash interest expense related to sale of future royalties and revenue related to sale of future royalties and $2.5 million provided by a change in working capital, principally due to the receipt of accounts receivable of $14.7 million acquired in the Merger.

Net Cash (Used in) Provided by Investing Activities

We used $1.2 million, $850,000 and $707,000 in the years ended December 31, 2020, 2019 and 2018, respectively, to purchase property and equipment. In addition, in 2020 we received cash of $3,000 for the sale of equipment and in 2018 we received cash of $25.5 million in the Merger and $1.4 million from maturities of short-term investments, net of purchases and paid $21,000 for fractional shares of common stock in the Merger.

Net Cash Provided by (Used in) Financing Activities

In 2020, we received $9.2 million from the sale of common stock and common stock warrants in a registered direct offering in March, $97.0 million from the sale of common stock under an at-the-market facility in July, $4.9 million from the sale of common stock under an Open Market Sale Agreement that began in October, $26.0 million from the exercise of common stock warrants, $602,000 from the exercise of stock options and net proceeds of $652,000 from the disgorgement of related party short-swing profits. In 2019, we received $2.5 million from the sale of common stock in a registered direct offering in March, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in April, $7.8 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in September, $1.2 million from the exercise of pre-funded warrants and $180,000 from the exercise of common stock warrants, partially offset by repayment of principal of $3.8 million on the secured promissory note payable to Oxford Finance. We used $1.5 million in 2018 to repay principal on the secured promissory note payable to Oxford Finance and $214,000 to repay principal on a short-term note, partially offset by $13,000 received upon the exercise of stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2020 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$23,455	$2,779	$6,218	$5,812	$8,646
Operating Leases	8,772	2,633	3,386	2,753	—
Purchase Obligations	24,581	11,481	13,100	—	—
Total	$56,808	$16,893	$22,704	$8,565	$8,646

Long Term Debt, HCRP. Under an agreement executed in 2016, we are obligated to pay HCRP the first $3 million plus 15% of the next $1 million of royalty revenues that we earn for sales of Inavir in each year ending on March 31. See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for further details.

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 for further details.

Purchase obligations. These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. We consider all open purchase orders, which are generally enforceable and legally binding, to be commitments, although the terms may afford us the option to cancel based on our business needs prior to the delivery of goods or performance of services.

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

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the issuance of new accounting standards in 2020, none of which have had, or are expected to have, a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. All our cash is denominated in U.S. dollars and held either in bank accounts or money market funds that presently earn very little interest. Interest rates are sufficiently low that we believe a 1% increase in the borrowing base rate would result in a negligible increase, if any, in the interest we could earn on our cash deposits.

Exchange Rate Sensitivity

Our royalty revenue, which is calculated in U.S. dollars, is based on sales in Japanese yen, so a 1% increase in the strength of the U.S. dollar against the yen would lead to a 1% reduction in royalty revenue. All our other revenue and substantially all of our expenses, assets and liabilities are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains recently and do not anticipate that foreign exchange gains or losses will be significant in the near future.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Vaxart, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vaxart, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Clinical and Manufacturing Expenses - Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company recognizes costs it incurs for preclinical studies, clinical trials, and manufacturing activities as research and development expenses based on its evaluation of its third-party service providers’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs for services incurred that have not yet been paid are recognized as accrued expenses.

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and third-party service providers as to the progress or state of completion of trials, or the completion of services.

Given the number of ongoing preclinical study and clinical trial activities and the subjectivity involved in estimating clinical trial and manufacturing expenses, auditing the accrued clinical and manufacturing expenses involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued preclinical studies, clinical trials and manufacturing expenses included the following, among others:

●	We tested the design and effectiveness of controls over the estimation of accrued preclinical studies, clinical trials and manufacturing expenses.

●	We obtained and read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto.

●

We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of preclinical studies, clinical trial and manufacturing activities.

●

For a selection of agreements and contracts, we compared the amount of accrual at the end of the prior period to current year activity and evaluated the accuracy of the Company’s estimation methodology.

●	We obtained a written confirmation of the status of clinical trials and manufacturing from the Company’s third-party service providers.

●

We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

o	Performed corroborating inquiries with Company clinical operations and manufacturing operations personnel.

o	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and third-party service providers).

o	Evaluated management’s judgments compared to the evidence obtained.

o	Obtained the listing of all contracts related to research and development expenses to evaluate the completeness of accruals.

o	Tested the mathematical accuracy of management’s calculation of clinical trial and manufacturing activities accruals in the consolidated financial statements.

/s/ OUM & Co. LLP

San Francisco, California

February 25, 2021

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

San Francisco, California

February 6, 2019

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$126,870	$13,526
Accounts receivable	334	3,619
Prepaid expenses and other current assets	1,327	453

Total current assets	128,531	17,598

Property and equipment, net	1,480	210
Right-of-use assets, net	6,838	1,990
Intangible assets, net	15,361	17,093
Other long-term assets	372	141

Total assets	$152,582	$37,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,133	$852
Current portion of operating lease liability	2,052	841
Liability related to sale of future royalties, current portion	2,779	2,916
Other accrued current liabilities	4,799	4,565

Total current liabilities	11,763	9,174

Operating lease liability, net of current portion	5,156	1,472
Liability related to sale of future royalties, net of current portion	12,150	13,416
Other long-term liabilities	109	18

Total liabilities	29,178	24,080

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2020 or 2019	—	—
Common Stock: $0.0001 par value; 150,000,000 shares authorized; 110,271,093 and 48,254,994 shares issued and outstanding as of December 31, 2020 and 2019, respectively	11	5
Additional paid-in capital	272,274	129,608
Accumulated deficit	(148,881)	(116,661)

Total stockholders’ equity	123,404	12,952

Total liabilities and stockholders’ equity	$152,582	$37,032

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018

Revenue:
Revenue from customer service contracts	$198	$406	$—
Revenue from government contract	—	(20)	1,344
Royalty revenue	2,962	4,446	1,340
Non-cash royalty revenue related to sale of future royalties	886	5,030	1,475

Total revenue	4,046	9,862	4,159

Operating expenses:
Research and development	19,863	14,540	17,275
General and administrative	15,202	6,187	6,681
Impairment of intangible assets	—	—	1,600
Costs of exit from leased premises	—	—	359
Restructuring charges and (reversals)	(849)	4,920	—

Total operating expenses	34,216	25,647	25,915

Operating loss	(30,170)	(15,785)	(21,756)

Other income and (expenses):
Bargain purchase gain	—	—	6,760
Interest income	75	149	58
Interest expense	—	(315)	(821)
Non-cash interest expense related to sale of future royalties	(1,874)	(2,073)	(1,859)
Gain (loss) on sale of equipment	—	1	(11)
Loss on revaluation of financial instruments	—	—	(3)
Loss on debt extinguishment	—	(100)	—
Foreign exchange loss, net	(13)	(32)	(266)

Loss before provision for income taxes	(31,982)	(18,155)	(17,898)

Provision for income taxes	238	490	109

Net loss	(32,220)	(18,645)	(18,007)

Series B and C preferred dividend	—	—	(339)

Net comprehensive loss attributable to common stockholders	$(32,220)	$(18,645)	$(18,346)

Net loss per share – basic and diluted	$(0.36)	$(0.86)	$(2.90)

Shares used to compute net loss per share – basic and diluted	88,295,762	21,569,523	6,316,065

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

							Total
					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances as of January 1, 2018	1,221,064	$—	138,492	$—	$41,260	$(79,982)	$(38,722)

Issuance of common stock upon conversion of convertible promissory notes, related parties	—	—	1,571,702	—	35,577	—	35,577

Issuance of common stock upon conversion of convertible preferred stock	(1,221,064)	—	1,918,543	—	—	—	—

Reclassification of warrant to equity	—	—	—	—	70	—	70

Issuance of common stock upon reverse merger	—	—	3,510,439	1	31,767	—	31,768

Issuance of common stock upon exercise of stock options	—	—	2,013	—	13	—	13

Stock-based compensation	—	—	—	—	539	—	539

Net loss	—	—	—	—	—	(18,007)	(18,007)

Balances as of December 31, 2018	—	$—	7,141,189	$1	$109,226	$(97,989)	$11,238

Cumulative effect of adoption of new leases standard	—	—	—	—	—	(27)	(27)

Balances as of January 1, 2019, as adjusted	—	$—	7,141,189	$1	$109,226	$(98,016)	$11,211

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2019, as adjusted	7,141,189	$1	$109,226	$(98,016)	$11,211

Issuance of common stock in March 2019, net of offering costs of $560	1,200,000	—	2,440	—	2,440

Issuance of common stock warrants to placement agents’ designees in March 2019	—	—	100	—	100

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	925,455	—	7,741	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	333	—	333

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,459	26,124,828	3	7,239	—	7,242

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	12,265,455	1	1,225	—	1,226

Issuance of common stock upon exercise of common stock warrants	598,067	—	180	—	180

Stock-based compensation	—	—	627	—	627

Net loss	—	—	—	(18,645)	(18,645)

Balances as of December 31, 2019	48,254,994	$5	$129,608	$(116,661)	$12,952

Issuance of common stock and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	—	8,722	—	8,722

Issuance of warrants to placement agents’ designees in March 2019	—	—	453	—	453

Issuance of common stock under ATM in July 2020, net of offering costs of $2,966	12,503,806	1	97,033	—	97,034

Issuance of common stock under ATM during the three months ended December 2020, net of offering costs of $563	692,651	—	4,900	—	4,900

Issuance of common stock upon exercise of common stock warrants	44,404,966	5	25,946	—	25,951

Issuance of common stock upon exercise of options	414,676	—	602	—	602

Disgorgement of short-swing profits, net of costs	—	—	652	—	652

Stock-based compensation	—	—	4,358	—	4,358

Net loss	—	—	—	(32,220)	(32,220)

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$123,404

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net loss	$(32,220)	$(18,645)	$(18,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	—	—	(6,760)
Depreciation and amortization	2,710	3,596	3,203
(Gain) loss on sale of equipment	—	(1)	11
Impairment of intangible assets	—	—	1,600
Impairment of property and equipment and right-of-use assets	—	1,272	106
Stock-based compensation	4,358	627	539
Loss on revaluation of financial instruments	—	—	3
Non-cash interest expense	—	88	448
Amortization of note discount	—	—	18
Loss on debt extinguishment	—	100	—
Non-cash interest expense related to sale of future royalties	1,874	2,073	1,859
Non-cash revenue related to sale of future royalties	(3,277)	(3,482)	(18)
Change in operating assets and liabilities:
Accounts receivable	3,285	(1,823)	13,500
Prepaid expenses and other assets	(1,108)	855	(873)
Accounts payable	1,207	(62)	(3,784)
Accrued liabilities	(579)	2,312	(6,393)

Net cash used in operating activities	(23,750)	(13,090)	(14,548)

Cash flows from investing activities:
Purchase of property and equipment	(1,223)	(850)	(707)
Proceeds from sale of equipment	3	—	—
Cash acquired in reverse merger	—	—	25,525
Cash paid for fractional shares in merger	—	—	(21)
Purchases of short-term investments	—	—	(573)
Proceeds from maturities of short-term investments	—	—	1,988

Net cash (used in) provided by investing activities	(1,220)	(850)	26,212

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	9,175	2,540	—
Net proceeds from issuance of common stock through at-the-market facilities	101,934	—	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in April 2019 underwritten offering	—	8,074	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in September 2019 underwritten offering	—	7,739	—
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	1,226	—
Proceeds from issuance of common stock upon exercise of common stock warrants	25,951	180	—
Proceeds from issuance of common stock upon exercise of stock options	602	—	13
Disgorgement of short-swing profits, net of costs	652	—	—
Repayment of principal on secured promissory note payable to Oxford Finance	—	(3,799)	(1,528)
Repayment of short-term note	—	—	(214)

Net cash provided by (used in) financing activities	138,314	15,960	(1,729)

Net increase in cash and cash equivalents	113,344	2,020	9,935

Cash and cash equivalents at beginning of the period	13,526	11,506	1,571

Cash and cash equivalents at end of the period	$126,870	$13,526	$11,506

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$—	$227	$356
Supplemental disclosure of non-cash investing and financing activity:
Issuance of warrants to placement agents’ designees	$453	$100	$—
Issuance of warrants to underwriters’ designees	$—	$830	$—
Issuance of common stock upon reverse merger, net of cash paid for partial shares	$—	$—	$31,768
Conversion of convertible promissory notes, related parties into common stock upon reverse merger	$—	$—	$35,577
Reclassification of convertible preferred stock warrant liability to equity	$—	$—	$70
Operating lease liabilities arising from obtaining right-of-use assets	$5,664	$1,929	$—
Property and equipment acquired as an incentive to enter an operating lease	$87	$—	$—
Acquisition of property and equipment included in accounts payable	$78	$4	$52
Proceeds due for sale of property and equipment included in prepaid expenses and other current assets	$—	$3	$—

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

On February 13, 2018, Private Vaxart completed a business combination with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Aviragen merged with Private Vaxart, with Private Vaxart surviving as a wholly-owned subsidiary of Aviragen (the “Merger”). Pursuant to the terms of the Merger, Aviragen changed its name to Vaxart, Inc. (together with its subsidiaries, the “Company” or “Vaxart”) and Private Vaxart changed its name to Vaxart Biosciences, Inc. All Private Vaxart’s convertible promissory notes and convertible preferred stock was converted into common stock, following which each share of common stock was converted into approximately 0.22148 shares of the Company’s common stock (the “Conversion”). Except as otherwise noted in these Consolidated Financial Statements, all shares, equity securities and per share amounts of Private Vaxart are presented to give retroactive effect to the Conversion.

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

Immediately after the Reverse Stock Split there were approximately 7.1 million shares of the Company’s common stock outstanding. Private Vaxart’s stockholders, warrantholders and optionholders owned approximately 51% of the fully-diluted common stock of the Company, with Aviragen’s stockholders and optionholders immediately prior to the Merger owning approximately 49% of the fully-diluted common stock of the Company. The Company also assumed all Private Vaxart’s outstanding stock options and warrants with proportionate adjustments to the number of underlying shares and exercise prices based on an exchange ratio, based on the combined impact of the Conversion and the Reverse Stock Split, of approximately 0.0201346 shares of the Company for each share of Private Vaxart.

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

On April 11, 2019, the Company completed a public underwritten offering (the “April 2019 Offering”) of 925,455 shares of common stock, 8,165,455 pre-funded warrants, and warrants to purchase 10,454,546 shares of common stock (including 1,363,636 common stock warrants issued upon the exercise by the underwriters of their option to purchase such warrants). Each share of common stock with an accompanying common stock warrant was sold for $1.10, and each pre-funded warrant with an accompanying common stock warrant was sold for $1.00, with the amount paid for each accompanying common stock warrant being $0.10. Each pre-funded warrant entitled the holder to purchase one share of common stock for $0.10, was immediately exercisable, subject to certain ownership limitations, and was exercisable at any time until all the pre-funded warrants were exercised in full. Each common stock warrant entitles the holder to purchase one share of common stock for $1.10, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance.

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

The total gross proceeds from the April 2019 Offering to the Company were $9.3 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $8.1 million. In addition, as of December 31, 2020, the Company had received a further $0.8 million from the exercise of all 8,165,455 pre-funded warrants, $11.3 million from the exercise of 10,228,580 common stock warrants issued to investors and $0.7 million from the exercise of 524,433 common stock warrants issued to underwriters’ designees issued in the April 2019 Offering.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On September 30, 2019, the Company completed a public underwritten offering (the “September 2019 Offering”) of 26,124,828 shares of common stock (including 3,558,161 shares of common stock issued upon the partial exercise by the underwriters of their option to purchase 4,000,000 shares), 4,100,000 pre-funded warrants, and warrants to purchase 30,666,667 shares of common stock (including 4,000,000 common stock warrants issued upon the exercise by the underwriters of their option to purchase such warrants). Each share of common stock with an accompanying common stock warrant was sold for $0.30, and each pre-funded warrant with an accompanying common stock warrant was sold for $0.20, with the amount paid for each accompanying common stock warrant being $0.10. Each pre-funded warrant entitled the holder to purchase one share of common stock for $0.10, was immediately exercisable, subject to certain ownership imitations, and was exercisable at any time until all the pre-funded warrants were exercised in full. Each common stock warrant entitles the holder to purchase one share of common stock for $0.30, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance.

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

The total gross proceeds from the September 2019 Offering to the Company were $8.7 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $7.7 million. In addition, as of December 31, 2020, the Company had received $0.4 million from the exercise of all 4,100,000 pre-funded warrants, $9.2 million from the exercise of 30,661,667 common stock warrants issued to investors and $0.7 million from the exercise of 1,890,941 common stock warrants issued to underwriters’ designees in the September 2019 Offering.

On March 2, 2020, the Company completed a registered direct offering (the “March 2020 Offering”) of 4,000,000 shares of the Company’s common stock and warrants to purchase 2,000,000 shares of common stock. Each common stock warrant entitles the holder to purchase one share of common stock for $2.50, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $775,000. In addition, the Company issued the placement agents’ designees 280,000 common stock warrants at the closing of the March 2020 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of the effective date of the March 2020 Offering. The aggregate fair value of these warrants at issuance was estimated to be $453,000 (see Note 12), which was recorded in offering costs.

The total gross proceeds from the offering to the Company were $10.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $9.2 million. In addition, as of December 31, 2020, the Company had received $4.2 million from the exercise of 1,683,416 common stock warrants issued to investors and 10,504 common stock warrants issued to placement agents’ designees in the March 2020 Offering.

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

On July 13, 2020, the Company completed the sale of 12,503,806 shares for gross proceeds of $100.0 million from an at-the-market facility (the “ATM Program”) under a sales prospectus agreement dated July 8, 2020. After deducting sales commissions and expenses, aggregate net cash proceeds under the ATM Program totaled $97.0 million.

On October 13, 2020, the Company entered into the Open Market Sale Agreement, (the “Sales Agreement”) pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $250 million. The Company incurred direct expenses of approximately $0.3 million in connection with filing a prospectus supplement, dated October 13, 2020, with the SEC, and will pay sales commissions of 4.5% of gross proceeds from the sale of shares. As of December 31, 2020, the Company had sold 692,651 shares for gross proceeds of $5.5 million which, after deducting sales commissions and expenses, resulted in net proceeds to date under the Sales Agreement of $4.9 million.

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

Accounts Receivable – Accounts receivable arise from the Company’s royalty revenue receivable for sales, net of estimated returns, of Inavir and Relenza, and from its contracts with customers and with the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) (see Note 6), and are reported at amounts expected to be collected in future periods. An allowance for uncollectible accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has provided no allowance for uncollectible accounts as of December 31, 2020 and 2019.

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed leasehold improvements and furniture at its leased offices in Alpharetta, Georgia as impaired in the year ended December 31, 2018 (see Notes 5 and 8). The Company also assessed its manufacturing equipment and its right-of-use asset and leasehold improvements at its manufacturing premises as impaired in the year ended December 31, 2019 (see Note 15).

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

Convertible Preferred Stock Warrant Liability – The Company has issued certain convertible preferred stock warrants. These warrants were recorded within other accrued liabilities in the consolidated balance sheets at fair value due to down-round protection features contained in the convertible preferred stock into which the warrants were exercisable. At the end of each reporting period, changes in fair value of the warrants since the prior period were recorded as a component of gain or loss on revaluation of financial instruments within other income and (expenses) in the consolidated statements of operations and comprehensive loss. In the event that the terms of the warrant change such that liability accounting is no longer required, the fair value on the date of such change is released to equity.

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

Under cost reimbursable contracts, the Company recognizes revenue as allowable costs are incurred and the fixed fee is earned. Reimbursable costs under the contract primarily include direct labor, subcontract costs, materials, equipment, travel, and approved overhead and indirect costs. Fixed fees under cost reimbursable contracts are earned in proportion to the allowable costs incurred in performance of the work relative to total estimated contract costs, with such costs incurred representing a reasonable measurement of the proportional performance of the work completed.

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

Reclassification

Prior year data is subject to reclassification to conform to current year presentation.

Recently Adopted Accounting Pronouncements

The Company did not adopt any new accounting policies in fiscal 2020.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of the respective assets and liabilities acquired, adjustments made since the acquisition date and the final allocation as of December 31, 2018 (in thousands):

	As of February 13, 2018	2018 Adjustments	As of December 31, 2018

Cash and cash equivalents	$25,525	$—	$25,525
Accounts receivable	14,666	—	14,666
Prepaid expenses	446	(10)	436
Property and equipment	170	—	170
Intangible assets:
Developed technology (1)	22,400	(300)	22,100
In-process research and development (2)	1,600	—	1,600
Total assets	64,807	(310)	64,497

Accounts payable	(3,379)	75	(3,304)
Other current liabilities	(6,351)	(393)	(6,744)
Liability related to sale of future royalties	(16,300)	400	(15,900)
Net assets acquired	38,777	(228)	38,549

Purchase price	(31,789)	—	(31,789)

Bargain purchase gain (3)	$6,988	$(228)	$6,760

(1)

Developed technology comprises Inavir and Relenza, both influenza vaccines on which the Company is, or was, receiving royalty revenue, which, based on valuations prepared by an independent third party based on estimated discounted cash flows based on probability-weighted future development expenditures and revenue streams provided by the Company’s management, are being, or has been, amortized on a straight-line basis over the estimated periods of future royalties at the time of the acquisition of 11.75 and 1.3 years, respectively.

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

The Company’s only recurring financial assets that are measured at fair value were $60,005,000, $15,000 and $15,000 held in money market funds and classified as cash equivalents as of December 31, 2020, 2019 and 2018, respectively, with no recurring financial liabilities held at any of those dates or in either of the years ended December 31, 2020 and 2019. The following table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 (in thousands):

	Convertible Preferred Stock Warrant Liability	Total

Balance at January 1, 2018	$67	$67
Issuances	—	—
Revaluation loss included in loss on revaluation of financial instruments	3	3
Settlements	(70)	(70)
Balance at December 31, 2018	$—	$—

Total losses included in other income and (expenses) attributable to liabilities still held as of December 31, 2018	$—	$—

NOTE 5.  Balance Sheet Components

(a)     Cash and Cash Equivalents

Cash and cash equivalents comprises the following (in thousands):

	December 31, 2020	December 31, 2019

Cash at banks	$66,865	$13,511
Money market funds	60,005	15
Cash and cash equivalents	$126,870	$13,526

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b)     Accounts Receivable

Accounts receivable comprises the following (in thousands):

	December 31, 2020	December 31, 2019

Royalties receivable	$334	$3,438
Customer service contracts – billed	—	181
Accounts receivable	$334	$3,619

(c)     Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2020	December 31, 2019

Laboratory equipment	$1,759	$537
Office and computer equipment	294	132
Total property and equipment	2,053	669
Less: accumulated depreciation	(573)	(459)
Property and equipment, net	$1,480	$210

Depreciation expense was $114,000, $504,000 and $476,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Property and equipment and leasehold improvements at one of the Company’s leased premises in California that were used in the Company’s manufacturing operations (see Note 15) were assessed as impaired as of December 31, 2019, and accordingly an impairment charge of $1,152,000 was recorded as a component of restructuring costs within operating expenses. Leasehold improvements and furniture at the Company’s leased premises in Georgia, which has been subleased, commencing in November 2018, for less than the rental that the Company is obligated to pay (see Note 8), were assessed as impaired as of September 30, 2018, and accordingly an impairment charge of $106,000 was recorded as a component of costs of exit from leased premises within operating expenses.

(d)     Right-of-Use Assets, Net

Right-of-use assets consist of the following (in thousands):

	December 31, 2020	December 31, 2019

Facilities	$6,836	$1,985
Office equipment	2	5
Right-of-use assets, net	$6,838	$1,990

The right of use of one of the Company’s leased premises in California used in the Company’s manufacturing operations (see Note 15) was assessed as impaired as of December 31, 2019, and accordingly an impairment charge of $120,000 was recorded as a component of restructuring costs within operating expenses.

(e)     Intangible Assets, Net

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of December 31, 2020, developed technology and intellectual property had remaining lives of 8.9 and 7.0 years, respectively. Intangible assets consist of the following (in thousands):

	December 31, 2020	December 31, 2019

Purchased technology	$20,300	$22,100
Intellectual property	80	80
Total cost	20,380	22,180
Less accumulated amortization	(5,019)	(5,087)
Intangible assets, net	$15,361	$17,093

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Intangible asset amortization expense was $1,732,000, $2,320,000 and $2,727,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Following the results of Phase 2 trials in June 2018, the in-process research and development was assessed as fully impaired in the three months ended June 30, 2018, with the $1.6 million acquired in the Merger (see Note 3) being charged to operating expenses.

As of December 31, 2020, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2021	$1,732
2022	1,731
2023	1,732
2024	1,732
2025	1,731
Thereafter	6,703
Total	$15,361

(f)     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019

Accrued compensation	$1,618	$903
Accrued clinical and manufacturing expenses	1,772	3,228
Accrued professional and consulting services	777	2
Reserve for return of royalties	—	178
Other	632	254
Total	$4,799	$4,565

NOTE 6.  Revenue

Service Contracts with Customers

Contract Balances. Accounts receivable related to service contracts with customers as of December 31, 2020 and 2019, was nil and $181,000, respectively. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of December 31, 2020 and 2019, was $219,000 and $21,000, respectively, which is included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of December 31, 2020 and 2019, there was no deferred revenue and the aggregate amount of RPO was $13,000 and $211,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. We expect 100% of the balance as of December 31, 2020, to be recognized as revenue within the next three months. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

U.S. Government HHS BARDA Contract

In September 2015, HHS BARDA awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the original $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million. The Company recognized revenue of $1,344,000 during the year ended December 31, 2018, of which $20,000 was reversed during the year ended December 31, 2019. As of December 31, 2020, the cumulative revenue recorded from inception under the HHS BARDA contract represents $20,000 less than the maximum amount billable under the contract as presently modified, with no further change orders envisaged.

Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Indirect rates as well as allowable costs are subject to audit by HHS BARDA on an annual basis. Management believes that revenues recognized to date have been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable. Costs relating to contract acquisition are expensed as incurred. In the three months ended December 31, 2019, the Company reversed $20,000 in revenue that was invoiced late in 2018 to correct prior undercharges but which may never be received, and does not consider any of the revenue recorded as of December 31, 2020, to be at risk of reversal.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Royalty agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. All the Company’s Relenza patents have expired, the last remaining intellectual property related to the Relenza patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, having expired in July 2019 in Japan, at which time royalty revenue ceased, although it remained subject to minor adjustments for sales returns and exchange rate differences. Royalty revenue related to Relenza in 2020, 2019, and in the post-Merger period in 2018, was $193,000, $778,000 and $788,000, respectively, representing 7% of net sales in Japan.

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in 2020, 2019, and in the post-Merger period in 2018, was $2,769,000, $3,668,000 and $552,000, respectively. In addition, the Company recognized non-cash royalty revenue related to sale of future royalties (see Note 7) of $886,000, $5,030,000 and $1,475,000 in 2020, 2019 and 2018, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $183,000, $435,000 and $102,000 was included in income tax expense in the years ended December 31, 2020, 2019 and 2018, respectively.

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

Under the relevant accounting guidance, due to a limit on the amount of royalties that HCRP can earn under the RIAA, this transaction was accounted for as a liability that is being amortized using the effective interest method over the life of the arrangement. The Company has no obligation to pay any amounts to HCRP other than to pass through to HCRP its share of royalties as they are received from Daiichi Sankyo. To record the amortization of the liability, the Company is required to estimate the total amount of future royalty payments to be received under the License Agreement and the payments that will be passed through to HCRP over the life of this agreement. Consequently, the Company imputes interest on the unamortized portion of the liability and records non-cash interest expense using an estimated effective interest rate. The royalties earned in each period that will be passed through to HCRP are recorded as non-cash royalty revenue related to sale of future royalties, with any excess not subject to pass-through being recorded as royalty revenue. When the pass-through royalties are paid to HCRP in the following quarter, the imputed liability related to sale of future royalties is commensurately reduced. The Company periodically assesses the expected royalty payments, and to the extent such payments are greater or less than the initial estimate, the Company adjusts the amortization of the liability and interest rate. As a result of this accounting, even though the Company does not retain HCRP’s share of the royalties, it will continue to record non-cash revenue related to those royalties until the amount of the associated liability, including the related interest, is fully amortized.

The following table shows the activity within the liability account during the year ended December 31, 2020 (in thousands):

Total liability related to sale of future royalties, start of year	$16,332
Non-cash royalty revenue paid to HCRP	(3,277)
Non-cash interest expense recognized	1,874
Total liability related to sale of future royalties, end of year	14,929
Current portion	(2,779)
Long-term portion	$12,150

NOTE 8.  Leases

The Company has obtained the right of use for office and manufacturing facilities under six operating lease agreements, one of which has been subleased, and for equipment under an operating lease agreement with an initial term exceeding one year, and under three operating lease agreements with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that terminates on September 30, 2025, with no extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. The right of use of these premises was assessed as partially impaired as of December 31, 2019 (see Note 15). Further, the Company obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminates on February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of two facilities located in South San Francisco, California, under leases that terminate on July 31, 2021, with no extension options, and the right of use of equipment under a lease that terminates in September 2021. Further, the Company has identified an embedded lease for the rental of facilities in Burlingame, California, within a Statement of Work for the manufacture of bulk vaccine product that is expected to be completed early in 2022.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2020, the weighted average discount rate for operating leases with initial terms of more than one year was 9.94% and the weighted average remaining term of these leases was 4.07 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of December 31, 2020 (in thousands):

Year Ending December 31,	Amount
2021	$2,633
2022	1,801
2023	1,585
2024	1,641
2025	1,112
Undiscounted total	8,772
Less: imputed interest	(1,564)
Present value of future minimum payments	7,208
Current portion of operating lease liability	(2,052)
Operating lease liability, net of current portion	$5,156

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the years ended December 31, 2020 and 2019, are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease cost
Operating lease cost	$1,145	$959
Short-term lease cost	13	15
Variable lease cost	264	162
Sublease income	(217)	(217)
Total lease cost	$1,205	$919

Net cash outflows associated with operating leases totaled $1,111,000 and $983,000 in the years ended December 31, 2020 and 2019, respectively.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 11.  Commitments and Contingencies

(a)     Purchase Commitments

As of December 31, 2020, the Company had approximately $24.6 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next eighteen months. In addition, the Company has operating lease commitments as detailed in Note 8.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020, and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. The second amended complaint names certain of Vaxart’s officers and directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty, unjust enrichment, and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The claims challenge certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020 and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The second amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On December 30, 2020, all defendants in the action filed a demurrer with the court addressing the second amended complaint, seeking to have the entire case dismissed.

On September 8, 2020, a purported shareholder derivative complaint was filed in the Chancery Court in the State of Delaware, entitled Galjour v. Floroiu, et al. On October 20, 2020, a purported shareholder derivative and class action complaint, entitled Jaquith v. Vaxart, Inc., was filed in the Court of Chancery of the State of Delaware. The complaints name as defendants certain of Vaxart’s current and former directors, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaints also assert claims against Armistice. The complaints challenge certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020 and certain amendments made to two warrants held by Armistice, as disclosed on June 8, 2020. Both complaints purport to bring suit derivatively on behalf of and for the benefit of the Company, and the Jaquith complaint also purports to assert a direct claim for breach of fiduciary duty on behalf of a class of Vaxart stockholders. Both complaints name the Company as a “nominal defendant” against which no claims are asserted and no damages are sought. On October 9, 2020, all defendants moved to dismiss the Galjour complaint and to stay the action pending disposition of the Ennis action in California. On November 12, 2020, the Galjour and Jaquith actions were consolidated under the caption In re Vaxart, Inc. Stockholder Litigation and the complaint filed in the Jaquith v. Latour action was deemed the operative pleading. On January 4, 2021, all defendants filed motions to dismiss, seeking to have the case dismissed.

On September 17, 2020, a purported derivative complaint was filed in the U.S. District Court for the Northern District of California, entitled Stachowski v. Boyd, et al. The complaint names as defendants certain of Vaxart’s current directors, asserting claims against them for breach of fiduciary duty and unjust enrichment and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also alleges a violation of §14(a) of the Securities Exchange Act of 1934 for allegedly false statements or omissions in the Company’s April 24, 2020, proxy statement regarding the Company’s options practices. The complaint also asserts a claim for breach of fiduciary duty against Armistice. The claims are based on allegations that certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020, were allegedly improper and that certain warrants held by Armistice were amended on June 8, 2020, allegedly for no consideration. The complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no claims are asserted and no damages are sought. On November 13, 2020, plaintiffs voluntarily withdrew their claims and the case was dismissed.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California, the first, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020 (the “Himmelberg Action”), and the second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (the “Hovhannisyan Action,” and together, the “Putative Class Actions”). On September 17, 2020, the court issued an order that the Putative Class Actions were related and would proceed as one consolidated action. On December 9, 2020, the court appointed the lead plaintiffs and lead plaintiffs’ counsel and on January 29, 2021, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint names as defendants certain of Vaxart’s current and former executive officers and directors, and Armistice. It claims two violations of federal civil securities laws, violation of SEC Rule 10b-5, as against all defendants; violation of Section 20(a) of the Exchange Act, as against all defendants except for Vaxart; and violation of Section 20A of the Exchange Act against Armistice. The consolidated amended complaint alleges that the defendants violated securities laws by misstating and omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, as well as the Company’s Operation Warp Speed (“OWS”) involvement to deceive the investing public and inflate Vaxart’s stock price. The consolidated amended complaint seeks to be certified as a class action for similarly situated shareholders and seek, among other things, an uncertain amount of damages and attorneys’ fees and costs.

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

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”). This complaint is nearly identical to an earlier version of the complaint filed in the Putative Class Actions, naming the same defendants, certain of Vaxart’s current and former executive officers and directors and Armistice, and asserting identical legal claims relating to the same factual allegations. The complaint asserts two violations of federal civil securities laws, violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against all defendants, and violation of Section 20(a) of the Exchange Act, as against the individual defendants. The Opt-Out Action alleges that the defendants violated securities laws by misstating and omitting information regarding the Company’s development of a Covid-19 vaccine as well as its OWS involvement to deceive the investing public and inflate Vaxart’s stock price.

On February 4, 2021, a purported shareholder, Stephen Barker, commenced a lawsuit in the Delaware Court of Chancery titled Barker v. Vaxart, Inc. et al. The complaint names as defendants the Company and its current board of directors. The complaint asserts a single claim for declaratory relief seeking a declaration that one of the Company’s bylaws, which requires a supermajority vote to remove a Company director from office, is in violation of Delaware General Corporate Law Section 141(k). It does not seek damages.

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

(b)     Common Stock

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefore. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2020, no dividends had been declared by the board of directors.

In the event of the Company’s voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of the common stock will be entitled to receive an equal amount per share of all the Company’s assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock have been satisfied. There are no sinking fund provisions applicable to the common stock.

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2020	December 31, 2019

Options issued and outstanding	6,813,033	1,811,652
Available for future grants of equity awards	1,230,863	295,180
Common stock warrants	1,244,974	43,370,162
Total	9,288,870	45,476,994

(c)     Warrants

The Company has the following warrants outstanding as of December 31, 2020, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The aggregate fair value at issuance of the warrants issued to the placement agents’ designees at the closing of the March 2019 Offering and the March 2020 Offering and to the underwriters’ designees at the closing of the April 2019 Offering and the September 2019 Offering (see Note 1) were estimated to be $100,000, $453,000, $333,000 and $497,000, respectively, using the Black-Scholes valuation model and using parameters and assumptions tabulated as follows:

Offering	March 2019	April 2019	September 2019	March 2020
Aggregate valuation on issuance date	$100,000	$333,000	$497,000	$453,000
Number of warrants issued	84,000	636,364	2,115,738	280,000
Exercise price	$3.125	$1.375	$0.375	$3.125
Closing stock price	$2.08	$0.89	$0.36	$2.34
Risk-free interest rate	2.34%	2.31%	1.55%	0.88%
Expected term (In Years)	5.00	5.00	5.00	4.99
Expected volatility	80%	83%	83%	98%
Dividend yield	—%	—%	—%	—%

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

In November 2016, Aviragen’s stockholders approved the 2016 Equity Incentive Plan (“2016 Plan”), under which all outstanding awards under their previous plans became available for issuance under the 2016 Plan if such awards are forfeited or otherwise terminated. Under the 2016 Plan, the Company was authorized to issue incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock (“RSAs”) and restricted stock units (“RSUs”). Awards have a maximum term of ten years from the grant date and vest over varying periods, as specified by the Company’s board of directors for each grant. Following stockholder approval of the 2019 Equity Incentive Plan (the “2019 Plan”), no further awards are available for grant under the 2016 Plan.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A summary of stock option transactions in each of the three years ended December 31, 2020, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2018	—	304,850	$9.50
Assumed on consummation of Merger	291,102	627,106	$26.33
Granted	(431,100)	431,100	$5.17
Exercised	—	(2,013)	$6.49
Forfeited	71,500	(89,903)	$5.90
Canceled	269,148	(405,977)	$34.64

Balance at December 31, 2018	200,650	865,163	$8.13

Authorized under 2019 Plan on Adoption	1,600,000	—	$—
Removed from 2016 Plan	(223,389)	—	$—
Granted	(1,791,030)	1,791,030	$0.67
Forfeited	483,849	(592,528)	$1.57
Canceled	25,100	(252,013)	$9.25

Balance at December 31, 2019	295,180	1,811,652	$2.74

Authorized under 2019 Plan Amendment	6,400,000	—	$—
Granted	(5,579,800)	5,579,800	$2.66
Exercised	—	(414,676)	$1.45
Forfeited	105,910	(105,992)	$1.65
Canceled	9,573	(57,751)	$10.57

Balance at December 31, 2020	1,230,863	6,813,033	$2.70

As of December 31, 2020, there were 6,813,033 options outstanding with a weighted average exercise price of $2.70, a weighted average remaining term of 8.99 years and an aggregate intrinsic value of $22.5 million. Of these options, 6,502,213 were expected to vest, with a weighted average exercise price of $2.68, a weighted average remaining term of 8.97 years and an aggregate intrinsic value of $21.6 million. Of these, 2,886,541 were vested, with a weighted average exercise price of $2.65, a weighted average remaining term of 8.65 years and an aggregate intrinsic value of $9.9 million.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2020, based on our common stock closing price of $5.71, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The intrinsic value of options exercised in the year ended December 31, 2020, was $2.2 million. There were no options exercised in the year ended December 31, 2019. The intrinsic value of options exercised in the year ended December 31, 2018, was zero.

In March 2020, the Company granted 411,000 performance-based restricted stock unit (“PRSU”) awards to employees which would vest upon the achievement of certain performance conditions by December 31, 2020, subject to each employee’s continued service relationship with the Company. The related compensation cost, based on the grant date fair value of the Company’s common stock of $1.70 multiplied by the number of PRSUs granted, was recognized as an expense ratably over the estimated vesting period when achievement of the performance condition was considered probable. Based on the Company’s evaluation of the probability of achieving the performance condition as of September 30, 2020, the Company recognized $632,000 of related expense during the nine months ended September 30, 2020. As of December 31, 2020, the performance condition had not been achieved so these 411,000 PRSUs were canceled and the expense was reversed.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Excluding these performance-based options, the weighted average grant date fair value of options awarded in the years ended December 31, 2020, 2019 and 2018, was $2.49, $0.48 and $3.59, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2020	2019	2018

Risk-free interest rate	0.40% - 0.88%	1.68% - 2.31%	2.79% - 2.80%
Expected term (in years)	5.22 - 10.00	5.39 - 10.00	5.84 - 6.05
Expected volatility	94% - 111%	83% - 85%	78% - 80%
Dividend yield	—%	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Research and development	$1,563	$253	$254
General and administrative	2,795	374	285
Total stock-based compensation	$4,358	$627	$539

As of December 31, 2020, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $8.2 million, which the Company expects to recognize over an estimated weighted average period of 2.31 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 14.  Related Party Transactions

In April 2020, the Company recorded a net amount of $652,000 related to the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the consolidated balance sheet.

NOTE 15.  Restructuring Charges and (Reversals)

Restructuring liabilities primarily consisted of the estimated future obligations for contract suspension costs and severance and benefits obligations. These restructuring liabilities, all of which were paid in the year ending December 31, 2020, were recorded in either accounts payable or other accrued liabilities in the consolidated balance sheets.

The Company approved a reduction-in-force during the year ended December 31, 2019, for which it accrued severance and benefits charges, all of which were paid in the three months ended March 31, 2020. The Company also accrued the maximum amount potentially payable under a manufacturing work order which it suspended. Following negotiations with the vendor, the Company paid $2,252,000 in September 2020 in full settlement and reversed the remainder of the balance accrued. Further, the Company recorded impairment charges against property and equipment and right-of-use assets formerly used for manufacturing covering the period in which no benefits were expected to be derived, and incurred legal fees and accretion costs in connection with the restructuring. In the year ended December 31, 2020, the Company recorded costs for legal fees and for accretion related to the manufacturing premises. The Company does not expect to incur any further charges related to this restructuring.

Cumulative restructuring costs incurred and a reconciliation of the change in related liabilities during the years ended December 31, 2019 and 2020, is as follows (in thousands):

	Suspension	Severance	Impairment
	of Contract	Benefits	Charges	Other	Total

Cumulative cost incurred as of December 31, 2020	$2,252	$368	$1,272	$179	$4,071

Reconciliation of liabilities:
Balance at January 1, 2019	$—	$—	$—	$—	$—
Period charges	3,223	368	1,272	57	4,920
Settlements	—	—	(1,272)	—	(1,272)
Balance at December 31, 2019	3,223	368	—	57	3,648

Period charges	—	—	—	122	122
Period reversals	(971)	—	—	—	(971)
Settlements	(2,252)	(368)	—	(179)	(2,799)
Balance at December 31, 2020	$—	$—	$—	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 16.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $19,500 for calendar year 2020, up from $19,000 for 2019 and $18,500 for 2018. Employees age 50 or over may elect to contribute an additional $6,500 annually, up from $6,000 for 2019 and 2018.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2020, 2019 and 2018, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $96,000, $140,000 and $124,000 in the years ended December 31, 2020, 2019 and 2018, respectively. The costs of administering the Plan totaled $10,000, $14,000 and $9,000 in the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 17.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018

Current:
Federal	$—	$—	$—
State	3	2	3
Foreign	235	488	106

Total Current	238	490	109

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

Provision for income taxes	$238	$490	$109

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry-forwards	$14,161	$6,924	$43,822
Research and development tax credits	2,497	1,591	3,357
Capitalized research and development	4,534	4,773	2,326
Sale of future royalties	7,178	7,486	8,383
Lease Liability	1,695	492	—
Accruals, reserves and other	1,327	1,253	714
Total deferred tax assets	31,392	22,519	58,602
Valuation allowance	(21,952)	(13,365)	(48,626)
Deferred tax assets net of valuation allowance	9,440	9,154	9,976
Deferred tax liabilities:
Intangible assets	(7,832)	(8,730)	(9,976)
Right-of-use assets	(1,608)	(424)	—
Total deferred tax liabilities	(9,440)	(9,154)	(9,976)

Net deferred tax assets	$—	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes:

	Year Ended December 31,
	2020	2019	2018

U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes (net of federal benefit)	2.9	0.4	0.6
Foreign rate differential	(0.7)	(2.6)	3.1
Global intangible low-taxed income	—	—	(8.8)
Permanently non-deductible items	2.2	(3.7)	(2.5)
Tax credits	2.8	1.7	2.1
Change in valuation allowance	(26.8)	194.2	(20.4)
Tax attributes write-off due to change in control	0.5	(208.3)	—
Prior year true-up	(2.5)	(0.9)	—
NOL and credit adjustments	—	—	(3.8)
Bargain purchase gain	—	—	8.1
Other	(0.1)	(4.5)	—

Provision for income taxes	(0.7)%	(2.7)%	(0.6)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the year ended December 31, 2019, primarily due to the write-off of tax attributes due to a change in control. In addition, in each of the years ended December 31, 2020, 2019 and 2018, significant reasons for the difference between the actual tax rate and the federal rate of 21% were the write-off of tax attributes due to foreign income taxes being taxed at different rates, nondeductible expenses, research and development tax credits and the change in valuation allowance.

As of December 31, 2020, 2019 and 2018, the Company had a net operating loss (“NOL”) carryforwards of $51.6 million, $18.0 million and $92.3 million for federal purposes, and $26.8 million, $1.6 million and $76.9 million for state purposes, respectively. If not utilized, these carryforwards will begin to expire in 2024 for federal, and 2028 for state purposes. The reductions in carryforwards in 2019 were primarily due to a change in ownership.

As of December 31, 2020, the Company also has accumulated tax losses of $6.8 million for Australia available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances. As of December 31, 2020, the Company’s foreign subsidiaries have no positive accumulated earnings. As such, no federal or state income taxes have been provided on the losses of its foreign subsidiaries. If in the future there are positive earnings generated from the Company’s foreign subsidiaries, the Company will evaluate whether to record any applicable federal and state income taxes on such earnings.

As of December 31, 2020, 2019 and 2018, the Company had federal research and development tax credit carryforwards of $0.9 million, $0.1 million and $3.0 million, respectively and state research and development tax credit carryforwards of $3.4 million, $2.7 million and $2.3 million, respectively, before offset for unrecognized tax benefits, to offset future income tax liabilities. The federal research and development tax credits will expire in 2039, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code provide for a limitation on the annual use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company’s losses and credit carryforwards may be subject to these limitations. The Company has completed an analysis covering the period from February 13, 2018, through December 31, 2020, to determine if such ownership changes have occurred and concluded it was more likely than not that there were changes in ownership, including a change on September 30, 2019, which resulted in an annual limitation of $62,000, and on May 15, 2020, for which the annual limitation is $3.2 million. Due to the existence of the valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate. Further analyses will be performed prior to recognizing the benefits of any losses or credits in the financial statements.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all its net deferred tax assets as of December 31, 2020, 2019 and 2018. The net change in total valuation allowance was an increase of approximately $8.6 million for the year ended December 31, 2020, a decrease of approximately $35.3 million for the year ended December 31, 2019 and an increase of approximately $25.7 million for the year ended December 31, 2018. The decrease in 2019 is primarily due to the reduction in NOL and tax credit carryforwards that were triggered by the change in ownership on September 30, 2019.

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $1.3 million as of December 31, 2020, none of which would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

Beginning Balance	$851	$1,582	$1,404
Additions based on tax positions related to the current year	431	159	181
Decreases related to prior years’ tax positions	(1)	(890)	(3)

Ending Balance	$1,281	$851	$1,582

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S. and Australia, as well as with various U.S. states. The Company is subject to tax audits in all jurisdictions in which it files income tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2017. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for tax years before 2016 in states in which it has filed income tax returns. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits, from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company is subject to foreign tax examinations by tax authorities for fiscal year 2015 and forward.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 18.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018

Net loss	$(32,220)	$(18,645)	$(18,007)

Series B and C preferred dividend	—	—	(339)

Net loss attributable to common stockholders	$(32,220)	$(18,645)	$(18,346)

Shares used to compute net loss per share, basic and diluted	88,295,762	21,569,523	6,316,065

Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.86)	$(2.90)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018

Options to purchase common stock	4,409,806	1,583,575	839,396

Warrants to purchase common stock	14,773,425	17,579,945	9,658

Warrant to purchase convertible preferred stock	—	—	891

Series B and C convertible preferred stock outstanding, including cumulative dividends	—	—	213,760

Series A convertible preferred stock outstanding	—	—	12,260

Convertible promissory notes, related party (as converted)	—	—	185,159

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	19,183,231	19,163,520	1,261,124

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 19.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for each of the last three fiscal years is as follows (in thousands):

	Year Ended December 31, 2020
	First	Second	Third	Fourth

Revenue	$2,902	$523	$265	$356
Operating expenses	$3,596	$9,049	$7,854	$13,717
Net loss	$(1,297)	$(8,977)	$(8,085)	$(13,861)
Net loss per share – basic and diluted	$(0.02)	$(0.12)	$(0.08)	$(0.13)

	Year Ended December 31, 2019
	First	Second	Third	Fourth

Revenue	$5,407	$85	$454	$3,916
Operating expenses	$5,855	$5,082	$5,168	$9,542
Net loss	$(1,339)	$(5,637)	$(5,260)	$(6,409)
Net loss per share – basic and diluted	$(0.18)	$(0.39)	$(0.32)	$(0.13)

	Year Ended December 31, 2018
	First	Second	Third	Fourth

Revenue	$1,503	$608	$281	$1,767
Operating expenses	$5,418	$8,383	$6,161	$5,953
Net income (loss)	$2,314	$(8,871)	$(6,548)	$(4,902)
Net income (loss) attributable to common stockholders	$1,975	$(8,871)	$(6,548)	$(4,902)
Net income (loss) per share – basic	$0.54	$(1.24)	$(0.92)	$(0.69)
Net income (loss) per share – diluted	$0.49	$(1.24)	$(0.92)	$(0.69)

NOTE 20.  Subsequent Events

Since December 31, 2020, the Company has issued 6,654,367 shares of common stock under the Sales Agreement (see Note 1) for net proceeds totaling $65.8 million and has issued 830,722 shares of common stock upon the exercise of warrants for cash proceeds totaling $1.6 million.

Changes in the status of litigation since December 31, 2020, are included in “Note 11. Commitments and Contingencies—(c) Litigation”.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations Over Internal Controls

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Vaxart, Inc.

South San Francisco, California

Opinion on Internal Control over Financial Reporting

We have audited Vaxart, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ OUM & Co. LLP

San Francisco, California

February 25, 2021

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 9, 2020
3.6	Restated By-laws of Aviragen Therapeutics, Inc.	10-K	001-35285	3.2	September 13, 2016
4.1	Reference is made to Exhibits 3.1 to 3.6
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9	Form of Common Stock Warrant (March 2020)	8-K	001-35285	4.1	March 2, 2020
4.10	Form of Placement Agent Warrant (March 2020)	8-K	001-35285	4.2	March 2, 2020
4.11 *	Description of Securities of the Registrant
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16 #	Offer Letter, dated May 25, 2011, and Amendment to Offer Letter and Option Grant Agreement, dated October 1, 2011, by and between Vaxart, Inc. and Wouter W. Latour, M.D.	S-4/A	333-222009	10.25	December 29, 2017
10.17	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.18	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.19 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.20	Form of Sales Agreement dated December 19, 2018 by and between Vaxart, Inc. and B. Riley FBR, Inc.	S-3	333-228910	1.2	December 02, 2018
10.21	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.22	Engagement Letter, dated as of January 25, 2019, by and between Vaxart, Inc. and H.C. Wainwright & Co., LLC, as amended	8-K	001-35285	10.2	March 20, 2019
10.23	Form of Placement Agent Warrant (March 2019)	8-K	001-35285	10.3	March 20, 2019

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.24 #	2019 Equity Incentive Plan, as amended	S-8	333-239727	10.1	July 7, 2020
10.25 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-239727	10.2	July 7, 2020
10.26 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.27 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.28	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
10.29	Form of Securities Purchase Agreement, dated February 27, 2020, by and among Vaxart, Inc. and the Purchasers named therein	8-K	001-35285	10.1	March 2, 2020
10.30 #	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker	10-Q	001-35285	10.2	May 12, 2020
10.31 #	Offer Letter, dated March 26, 2018, by and between the Company and Margaret Echerd	10-Q	001-35285	10.3	May 12, 2020
10.32 #	Letter dated December 27, 2018, from the Company to Margaret Echerd	10-Q	001-35285	10.4	May 12, 2020
10.33 #	Separation Agreement, dated June 14, 2020, between Vaxart, Inc. and Wouter W. Latour, M.D.	8-K	001-35285	10.1	June 15, 2020
10.34 #	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	8-K	001-35285	10.2	June 15, 2020
10.35	Sales Agreement, dated July 8, 2020, by and between SVB Leerink LLC, B. Riley FBR, Inc. and Vaxart, Inc.	S-3ASR	333-239751	1.2	July 8, 2020
10.36 +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.4	November 12, 2020
10.37 +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.5	November 12, 2020
10.38 +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.6	November 12, 2020
10.39	Open Market Sale Agreement, dated October 13, 2020, by and between Vaxart, Inc., Jefferies LLC, and Piper Sandler & Co.	8-K	001-35285	1.1	October 14, 2020
10.40 *	Sublease Agreement dated November 16, 2020, by and between Vaxart, Inc. and Vera Therapeutics, Inc.
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm
23.2 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
32.1 *§

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) Notes to the Consolidated Financial Statements

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

VAXART, INC.

	By:	/s/ ANDREI FLOROIU
Date: February 25, 2021		Andrei Floroiu
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrei Floroiu and Margaret A. Echerd, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ANDREI FLOROIU
Andrei Floroiu	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	February 25, 2021

/s/ MARGARET A. ECHERD
Margaret A. Echerd	Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2021

/s/ WOUTER W. LATOUR, M.D.
Wouter W. Latour, M.D.	Chairman of the Board	February 25, 2021

/s/ TODD C. DAVIS
Todd C. Davis	Director	February 25, 2021

/s/ MICHAEL J. FINNEY
Michael J. Finney, Ph.D.	Director	February 25, 2021

/s/ KAREN L. WILSON
Karen L. Wilson	Director	February 25, 2021

/s/ ROBERT A. YEDID
Robert A. Yedid	Director	February 25, 2021