Form 10-Q
period 2021-03-31
Vaxart, Inc.
filed 2021-05-06
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35285

Vaxart, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	59-1212264
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 Harbor Way, Suite 300, South San Francisco, CA 94080	(650) 550-3500
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.0001 par value	VXRT	NASDAQ

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

The Registrant had 122,268,453 shares of common stock, $0.0001 par value, outstanding as of May 5, 2021.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$157,311	$126,870
Short-term investments	13,385	—
Accounts receivable	700	334
Prepaid expenses and other current assets	4,024	1,327

Total current assets	175,420	128,531

Long-term investments	6,554	—
Property and equipment, net	2,245	1,480
Right-of-use assets, net	6,350	6,838
Intangible assets, net	14,928	15,361
Other long-term assets	369	372

Total assets	$205,866	$152,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,638	$2,133
Current portion of operating lease liability	2,006	2,052
Liability related to sale of future royalties, current portion	1,822	2,779
Other accrued liabilities	3,176	4,799

Total current liabilities	11,642	11,763

Operating lease liability, net of current portion	4,628	5,156
Liability related to sale of future royalties, net of current portion	13,239	12,150
Other long-term liabilities	122	109

Total liabilities	29,631	29,178

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 117,963,912 and 110,271,093 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	341,116	272,274
Accumulated deficit	(164,888)	(148,881)
Accumulated other comprehensive loss	(5)	—

Total stockholders’ equity	176,235	123,404

Total liabilities and stockholders’ equity	$205,866	$152,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Revenue from customer service contracts	$13	$99
Royalty revenue	—	2,769
Non-cash royalty revenue related to sale of future royalties	493	34

Total revenue	506	2,902

Operating expenses:
Research and development	10,073	1,542
General and administrative	5,944	1,990
Restructuring costs	—	64

Total operating expenses	16,017	3,596

Operating loss	(15,511)	(694)

Other income and (expenses):
Interest income	9	41
Non-cash interest expense related to sale of future royalties	(466)	(491)
Foreign exchange loss, net	(1)	—

Loss before income taxes	(15,969)	(1,144)

Provision for income taxes	38	153

Net loss	$(16,007)	$(1,297)

Net loss per share - basic and diluted	$(0.14)	$(0.02)

Shares used to compute net loss per share - basic and diluted	115,422,628	60,677,145

Comprehensive loss:
Net loss	$(16,007)	$(1,297)
Unrealized loss on available-for-sale investments	(5)	—
Comprehensive loss	$(16,012)	$(1,297)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended March 31, 2021

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2020 ATM during the three months ended March 31, 2021, net of offering costs of $3,182	6,654,367	1	65,711	—	—	65,712

Issuance of common stock upon exercise of common stock warrants	830,722	—	1,649	—	—	1,649

Issuance of common stock upon exercise of stock options	207,730	—	231	—	—	231

Stock-based compensation	—	—	1,251	—	—	1,251

Unrealized loss on available-for-sale investments	—	—	—	—	(5)	(5)

Net loss	—	—	—	(16,007)	—	(16,007)

Balances as of March 31, 2021	117,963,912	$12	$341,116	$(164,888)	$(5)	$176,235

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended March 31, 2020

Balances as of December 31, 2019	48,254,994	$5	$129,608	$(116,661)	$12,952

Issuance of common stock, pre-funded warrants and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	—	8,722	—	8,722

Issuance of common stock warrants to placement agents’ designees	—	—	453	—	453

Issuance of common stock upon exercise of common stock warrants	19,726,120	2	10,347	—	10,349

Issuance of common stock upon exercise of stock options	23,606	—	18	—	18

Stock-based compensation	—	—	96	—	96

Net loss	—	—	—	(1,297)	(1,297)

Balances as of March 31, 2020	72,004,720	$7	$149,244	$(117,958)	$31,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(16,007)	$(1,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	580
Stock-based compensation	1,251	96
Non-cash interest expense related to sale of future royalties	466	491
Non-cash revenue related to sale of future royalties	(334)	(2,769)
Change in operating assets and liabilities:
Accounts receivable	(366)	956
Prepaid expenses and other assets	(2,694)	(690)
Accounts payable	2,281	(55)
Other accrued liabilities	(2,185)	(520)

Net cash used in operating activities	(16,592)	(3,208)

Cash flows from investing activities:
Purchase of property and equipment	(615)	(4)
Proceeds from sale of equipment	—	3
Purchases of investments	(19,944)	—

Net cash used in investing activities	(20,559)	(1)

Cash flows from financing activities:
Net proceeds from issuance of securities in registered direct offering	—	9,175
Net proceeds from issuance of common stock through at-the-market facility	65,712	—
Proceeds from issuance of common stock upon exercise of common stock warrants	1,649	10,349
Proceeds from issuance of common stock upon exercise of stock options	231	18

Net cash provided by financing activities	67,592	19,542

Net increase in cash and cash equivalents	30,441	16,333

Cash and cash equivalents at beginning of the period	126,870	13,526

Cash and cash equivalents at end of the period	$157,311	$29,859

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent’s representatives	$—	$453
Acquisition of property and equipment included in accounts payable and accrued expenses	$303	$—

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

On October 13, 2020, the Company entered into the Open Market Sale Agreement, (the “Sales Agreement”) pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $250 million. The Company incurred direct expenses of approximately $0.3 million in connection with filing a prospectus supplement, dated October 13, 2020, with the U.S. Securities and Exchange Commission (the “SEC”), and will pay sales commissions of 4.5% of gross proceeds from the sale of shares. As of December 31, 2020, the Company had sold 692,651 shares for gross proceeds of $5.5 million which, after deducting sales commissions and expenses, resulted in net proceeds under the Sales Agreement of $4.9 million in 2020.

In the three months ended March 31, 2021, the Company sold an additional 6,654,367 shares for gross proceeds of $68.9 million which, after deducting sales commissions and expenses, resulted in net proceeds to date under the Sales Agreement of $65.7 million. A total of 7,347,018 shares have been issued under the Sales Agreement since its inception for gross proceeds of $74.4 million which, after deducting sales commissions and expenses, has resulted in net proceeds of $70.6 million.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021 (the “Annual Report”). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

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

Investments – Excess cash balances may be invested in marketable debt securities. All investments that are readily convertible to known amounts of cash with stated maturities greater than three months when purchased are classified as investments.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt securities are classified and accounted for as available-for-sale. After consideration of the Company’s objectives to preserve capital, as well as its liquidity requirements, it may sell these debt securities prior to their stated maturities. These securities are carried at fair value and unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are recorded within other income and (expenses). Any realized gains or losses on the sale of marketable debt securities are determined on a specific identification method, and such gains and losses are recorded as a component of other income and (expenses). Available-for-sale investments are classified as either current or non-current assets based on each instrument’s underlying effective maturity date and whether the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with remaining maturities of 12 months or less are classified as current and are reported as short-term investments in the condensed consolidated balance sheets. Marketable securities with remaining maturities of more than 12 months for which the Company has the intent and ability to hold the investment for more than 12 months are classified as non-current and are included in long-term investments in the condensed consolidated balance sheets.

Securities are evaluated for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, including whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit-related is recognized in other comprehensive loss, net of applicable taxes.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, available-for-sale investments and accounts receivable. The Company places its cash, cash equivalents and available-for-sale investments at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. The Company has not experienced any losses on its deposits since inception.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. The Company generally requires no collateral from its customers.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40). In addition to simplifying the accounting for certain debt and equity instruments, none of which the Company presently has outstanding, this standard update provides guidance on how certain instruments should be treated in the computation of earnings per share. The Company adopted the new guidance effective January 1, 2021, using the modified retrospective method. Its adoption has an immaterial impact on the number of shares used in the computation of year-to-date basic and diluted earnings per share.

The Company has reviewed all other significant newly-issued accounting pronouncements that are not yet effective and concluded that they are either not applicable to its operations or their adoption is not expected to have a material impact on its financial position or results of operations.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 3.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$83,124	$—	$—	$83,124
U.S. Treasury securities	—	4,997	—	4,997
Commercial paper	—	8,388	—	8,388
Corporate debt securities	—	6,554	—	6,554
Total	$83,124	$19,939	$—	$103,063

As of December 31, 2020, the Company held money market funds of $60,005,000, classified as Level 1 and included in cash and cash equivalents in the condensed consolidated balance sheet. The Company held no recurring financial liabilities as of  March 31, 2021 or December 31, 2020, or in the three months ended March 31, 2021 or 2020.

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2021
	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash at banks	$74,187	$—	$—	$74,187	$74,187	$—	$—
Money market funds	83,124	—	—	83,124	83,124	—	—
U.S. Treasury securities	4,998	—	(1)	4,997	—	4,997	—
Commercial paper	8,388	—	—	8,388	—	8,388	—
Corporate debt securities	6,558	—	(4)	6,554			6,554
Total	$177,255	$—	$(5)	$177,250	$157,311	$13,385	$6,554

As of December 31, 2020, the Company held cash at banks of $66,865,000, money market funds of $60,005,000 and no investments in marketable securities.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(b)	Accounts Receivable

Accounts receivable comprises the following (in thousands):

	March 31, 2021	December 31, 2020

Royalties receivable	$468	$334
Customer service contracts - billed	232	—
Accounts receivable	$700	$334

The Company has provided no allowance for uncollectible accounts as of  March 31, 2021 and December 31, 2020.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020

Laboratory equipment	$2,072	$1,759
Office and computer equipment	302	294
Construction in progress	519	—
Total property and equipment	2,893	2,053
Less: accumulated depreciation	(648)	(573)
Property and equipment, net	$2,245	$1,480

Depreciation expense was $75,000 and $19,000 for the three months ended March 31, 2021 and 2020, respectively. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2021 or 2020.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020

Facilities	$6,348	$6,836
Office equipment	2	2
Right-of-use assets, net	$6,350	$6,838

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of March 31, 2021, developed technology and intellectual property had remaining lives of 8.6 and 6.75 years, respectively. Intangible assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Purchased technology	$20,300	$20,300
Intellectual property	80	80
Total cost	20,380	20,380
Less: accumulated amortization	(5,452)	(5,019)
Intangible assets, net	$14,928	$15,361

Total amortization expense for the three months ended March 31, 2021 and 2020, was $433,000 and $433,000, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2021, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2021 (nine months remaining)	$1,299
2022	1,731
2023	1,732
2024	1,732
2025	1,731
Thereafter	6,703
Total	$14,928

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Accrued compensation	$1,044	$1,618
Accrued clinical and manufacturing expenses	889	1,772
Accrued professional and consulting services	906	777
Other liabilities, current portion	337	632
Total	$3,176	$4,799

NOTE 5.  Revenue

Service Contracts with Customers

Contract Balances. Accounts receivable related to service contracts with customers as of  March 31, 2021 and December 31, 2020, was $232,000 and nil, respectively. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of  March 31, 2021 and December 31, 2020, was nil and $219,000, respectively, which is included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of  March 31, 2021 and December 31, 2020, there was no deferred revenue and the aggregate amount of RPO was nil and $13,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

Royalty Agreements

Aviragen entered into a royalty-generating research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. All of the Company’s Relenza patents have expired, with the last remaining patent expiring in July 2019 in Japan, at which time royalty revenue ceased, although until April 30, 2020, it remained subject to adjustments for sales returns and exchange rate differences. There was no royalty revenue related to Relenza recognized in the three months ended March 31, 2021 or 2020.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the three months ended March 31, 2021 and 2020, was nil and $2,769,000, respectively, representing 4% of net sales in Japan. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $493,000 and $34,000 in the three months ended March 31, 2021 and 2020, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $25,000 and $140,000 was included in income tax expense in the three months ended March 31, 2021 and 2020, respectively.

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

The following table shows the activity within the liability account during the three months ended March 31, 2021 (in thousands):

Total liability related to sale of future royalties, start of period	$14,929
Non-cash royalty revenue paid to HCRP	(334)
Non-cash interest expense recognized	466
Total liability related to sale of future royalties, end of period	15,061
Current portion	(1,822)
Long-term portion	$13,239

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has the right of use for office and manufacturing facilities under five operating lease agreements and for equipment under one operating lease agreement with initial terms exceeding one year, and for a manufacturing facility under an operating lease agreement with an initial term of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that terminates on September 30, 2025, with no extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. Further, the Company obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminated on  February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of two facilities located in South San Francisco, California, under leases that terminate on July 31, 2021, with no extension options, and the right of use of equipment under a lease that terminates in September 2021. Further, the Company has identified an embedded lease for the rental of facilities in Burlingame, California, within a Statement of Work for the manufacture of bulk vaccine product that is expected to be completed early in 2022, and a short-term embedded lease for the rental of facilities in Lodi, California.

As of March 31, 2021, the weighted average discount rate for operating leases with initial terms of more than one year was 9.92% and the weighted average remaining term of these leases was 3.96 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  March 31, 2021 (in thousands):

Year Ending December 31,
2021 (nine months remaining)	$1,887
2022	1,801
2023	1,585
2024	1,641
2025	1,112
Undiscounted total	8,026
Less: imputed interest	(1,392)
Present value of future minimum payments	6,634
Current portion of operating lease liability	(2,006)
Operating lease liability, net of current portion	$4,628

The Company presently has no finance leases and no future obligations under operating leases for equipment with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three months ended March 31, 2021 and 2020, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost
Operating lease cost	$662	$189
Short-term lease cost	60	3
Variable lease cost	293	11
Sublease income	(36)	(54)
Total lease cost	$979	$149

Net cash outflows associated with operating leases totaled $934,000 and $237,000 in the three months ended March 31, 2021 and 2020, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. Commitments and Contingencies

(a)	Purchase Commitments

As of March 31, 2021, the Company had approximately $26.8 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next eighteen months. In addition, the Company has operating lease commitments as detailed in Note 7.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020, and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. The second amended complaint names certain of Vaxart’s officers and directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty, unjust enrichment, and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The claims challenge certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020 and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The second amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On December 30, 2020, all defendants in the action filed a demurrer with the court addressing the second amended complaint, seeking to have the entire case dismissed. On March 15, 2021, the court sustained the demurrer, dismissing the complaint in its entirety, without prejudice to file a newly-amended complaint.

On September 8, 2020, a purported shareholder derivative complaint was filed in the Chancery Court in the State of Delaware, entitled Galjour v. Floroiu, et al. On October 20, 2020, a purported shareholder derivative and class action complaint, entitled Jaquith v. Vaxart, Inc., was filed in the Court of Chancery of the State of Delaware. The complaints name as defendants certain of Vaxart’s current and former directors, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaints also assert claims against Armistice. The complaints challenge certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020 and certain amendments made to two warrants held by Armistice, as disclosed on June 8, 2020. Both complaints purport to bring suit derivatively on behalf of and for the benefit of the Company, and the Jaquith complaint also purports to assert a direct claim for breach of fiduciary duty on behalf of a class of Vaxart stockholders. Both complaints name the Company as a “nominal defendant” against which no claims are asserted and no damages are sought. On October 9, 2020, all defendants moved to dismiss the Galjour complaint and to stay the action pending disposition of the Ennis action in California. On November 12, 2020, the Galjour and Jaquith actions were consolidated under the caption In re Vaxart, Inc. Stockholder Litigation and the complaint filed in the Jaquith v. Latour action was deemed the operative pleading. On January 4, 2021, all defendants filed motions to dismiss, seeking to have the case dismissed. Those motions remain pending.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California, the first, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020 (the “Himmelberg Action”), and the second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (the “Hovhannisyan Action,” and together, the “Putative Class Actions”). On September 17, 2020, the court issued an order that the Putative Class Actions were related and would proceed as one consolidated action. On December 9, 2020, the court appointed the lead plaintiffs and lead plaintiffs’ counsel and on January 29, 2021, the lead plaintiffs filed their consolidated amended complaint. The consolidated amended complaint names as defendants certain of Vaxart’s current and former executive officers and directors, and Armistice. It claims two violations of federal civil securities laws, violation of SEC Rule 10b-5, as against all defendants; violation of Section 20(a) of the Exchange Act, as against all defendants except for Vaxart; and violation of Section 20A of the Exchange Act against Armistice. The consolidated amended complaint alleges that the defendants violated securities laws by misstating and omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, as well as the Company’s Operation Warp Speed (“OWS”) involvement to deceive the investing public and inflate Vaxart’s stock price. The consolidated amended complaint seeks to be certified as a class action for similarly situated shareholders and seek, among other things, an uncertain amount of damages and attorneys’ fees and costs. Defendants have filed motions to dismiss the consolidated amended complaint, which is pending.

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

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”). This complaint is nearly identical to an earlier version of the complaint filed in the Putative Class Actions, naming the same defendants, certain of Vaxart’s current and former executive officers and directors and Armistice, and asserting identical legal claims relating to the same factual allegations. The complaint asserts two violations of federal civil securities laws, violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against all defendants, and violation of Section 20(a) of the Exchange Act, as against the individual defendants. The Opt-Out Action alleges that the defendants violated securities laws by misstating and omitting information regarding the Company’s development of a Covid-19 vaccine as well as its OWS involvement to deceive the investing public and inflate Vaxart’s stock price. The Opt-Out Action has been stayed pending resolution of the Putative Class Actions.

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

On March 5, 2021, a purported shareholder, Kathleen Sanetel, served a demand letter on the Company’s board of directors demanding that it investigate and commence appropriate legal action against certain members of the board of directors and/or executive officers, and Armistice to remedy purportedly wrongful conduct beginning in April 2020. The specific allegations and alleged wrongful conduct set forth in the demand letter are, in all material respects, substantially similar to the allegations and claims made in the consolidated amended complaint in the Putative Class Actions. After receipt of the demand letter, the Board appointed a committee of the Board (the “Demand Committee”) and delegated to the Demand Committee the authority to investigate the matters referenced in the demand letter and determine action(s), if any, to be taken by the Company in response to the demand.

The Company’s legal costs incurred in its defense against these claims are expensed as incurred.

NOTE 9.  Stockholders’ Equity

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

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2021, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2021	December 31, 2020

Options issued and outstanding	7,764,164	6,813,033
Available for future grants of equity awards	67,863	1,230,863
Common stock warrants	414,252	1,244,974
Total	8,246,279	9,288,870

(c)	Warrants

The following warrants were outstanding as of March 31, 2021, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	5,000	$0.30	September 2024
Common Stock	225,966	$1.10	April 2024
Common Stock	26,515	$1.375	April 2024
Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	16,175	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	414,252

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $0.30, $1.10 and $2.50 and those exercisable for $3.125 expiring in February 2025 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrantholders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

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

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders on June 8, 2020, to 8,000,000 (the “Plan Amendment”). Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that expire or are canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

A summary of stock option transactions in the three months ended March 31, 2021, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2021	1,230,863	6,813,033	$2.70
Granted	(1,163,000)	1,163,000	$6.27
Exercised	—	(207,730)	$1.11
Canceled	—	(4,139)	$5.17

Balance at March 31, 2021	67,863	7,764,164	$3.28

As of March 31, 2021, there were 7,764,164 options outstanding with a weighted average exercise price of $3.28, a weighted average remaining term of 8.91 years and an aggregate intrinsic value of $23.5 million. Of these options, 3,007,780 were vested, with a weighted average exercise price of $2.65, a weighted average remaining term of 8.48 years and an aggregate intrinsic value of $11.3 million. The Company received $231,000 for the 207,730 options exercised during the three months ended March 31, 2021, which had an intrinsic value of $1.1 million, and received $18,000 for the 23,606 options exercised during the three months ended March 31, 2020, which had an intrinsic value of $25,000.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options awarded in the three months ended March 31, 2021, was $5.46. Their fair values were estimated using the following assumptions:

Risk-free interest rate	1.02% - 1.07%
Expected term	5.87 - 6.07 Years
Expected volatility	122% - 124%
Dividend yield	—%

No options were awarded in the three months ended March 31, 2020. The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended March 31,
	2021	2020

Research and development	$579	$22
General and administrative	672	74
Total stock-based compensation	$1,251	$96

As of March 31, 2021, the unrecognized stock-based compensation cost related to outstanding unvested stock options was $13.3 million, which the Company expects to recognize over an estimated weighted average period of 2.55 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020

Net loss	$(16,007)	$(1,297)

Shares used to compute net loss per share – basic and diluted	115,422,628	60,677,145

Net loss per share – basic and diluted	$(0.14)	$(0.02)

No adjustment has been made to the net loss in the three months ended March 31, 2021 or 2020, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2021	2020

Options to purchase common stock	6,834,510	1,773,779

Performance-based restricted stock units	—	36,132

Warrants to purchase common stock	622,942	33,023,381

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	7,457,452	34,833,292

NOTE 12.  Subsequent Events

Since March 31, 2021, the Company has issued 4,304,541 shares of common stock under the Sales Agreement (see Note 1) for net proceeds totaling $36.3 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2, (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis), seasonal influenza and respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infections). We have completed human dosing for our Phase 1 clinical trial for our SARS CoV-2 vaccine candidate that commenced in October 2020 and met its primary and secondary endpoints. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Our monovalent H1 influenza vaccine generated protective immunity, similar to a licensed intramuscular vaccine, against H1 influenza infection in a Phase 2 challenge study. In addition, we are developing our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

For the current Good Manufacturing Practice (“cGMP”) manufacturing of our candidate vaccines we are using both internal capacity and third-party manufacturers. In addition, we are developing the vaccine programs currently in our pipeline, including the bivalent norovirus vaccine program, our seasonal flu vaccine, and the Universal Influenza vaccine collaboration with Janssen Vaccines & Prevention B.V. (“Janssen”) while also exploring partnership opportunities. Finally, we are focusing on the development of a coronavirus vaccine candidate utilizing our proprietary oral vaccine platform. Pending licensing, partnering or collaboration agreements, our RSV and HPV programs are currently on hold.

Vaxart Biosciences, Inc. was originally incorporated in California in March 2004, under the name West Coast Biologicals, Inc. and changed its name to Vaxart, Inc. (“Private Vaxart”), in July 2007, and reincorporated in the state of Delaware. On February 13, 2018, Private Vaxart completed a reverse merger (the “Merger”), with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Private Vaxart survived as a wholly owned subsidiary of Aviragen. Under the terms of the Merger, Aviragen changed its name to Vaxart, Inc. and Private Vaxart changed its name to Vaxart Biosciences, Inc.

Business Update Regarding COVID-19

The COVID-19 outbreak continues to present a substantial public health and economic challenge around the world and is affecting employers, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the continuing severity and magnitude of the COVID-19 outbreak will directly or indirectly impact our business, operations and financial condition will depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, the success of worldwide vaccination efforts and the economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future. However, we continue to assess the potential impact of the COVID-19 pandemic and the development of other competing COVID-19 vaccines on our business and operations, including our expenses, supply chain and clinical trials. Our office-based employees have been mostly working from home since mid-March 2020 and will continue to do so until we believe it is safe to return to the workplace. Our partners have mostly continued to operate their facilities at or near normal levels. While we currently do not anticipate any interruptions in our operations, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our operations and/or the operations of our third-party suppliers and partners. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the emergence of coronavirus strains with mutated S proteins which are more contagious.

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

1.	Bivalent GI.1 - GII.4 Norovirus vaccine generated IgA ASC response rates of 78 – 86% for GI.1 and 90 – 93% for GII.4. Program restarted with second dosing.
2.	Monovalent H1 flu vaccine completed Phase 2 Proof of Concept efficacy study. Quadrivalent flu Phase 1 on hold pending partnering process.
3.	Janssen collaboration. Janssen had an option to negotiate an exclusive license.
4.	RSV program to be partnered with new antigen partner, pending which the program is on hold.
5.	HPV therapeutic pre-IND feedback received. Program presently on hold.

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine to protect against SARS-CoV-2 infection, the virus that causes COVID-19. We generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and evaluated them in preclinical models for their ability to generate both mucosal and systemic immune responses. Of particular interest will be the mucosal immune responses, as coronavirus is primarily an infection of the respiratory tract. We believe the logistical advantages of an oral vaccine that is administered using a convenient room temperature-stable tablet could be of critical benefit when rolling out a major public health vaccination campaign. Given the recent emergence of coronavirus strains with mutated S proteins that are considered more contagious than the original strain, serum antibodies from injected vaccines may not adequately protect against these SARS-CoV-2 variants over time, whereas a vaccine that is able to create cross-reactive T cells against conserved epitopes may have significant advantages.

According to the U.S. Centers for Disease Control and Prevention (the “CDC”), in late 2019 an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China. The disease spread rapidly and person-to-person transmission has been widely documented. Stay-at-home orders or similar mandates were issued in all 50 states in the U.S. and throughout Europe and restrictions on certain activities, especially those involving large gatherings of people, remain in place, with regional variations. By May 5, 2021, more than 155 million COVID-19 cases had been identified in over 200 countries and territories worldwide, including the United States, where the CDC had reported over 32.3 million infections and 575,000 deaths.

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had cleared our Investigational New Drug (“IND”) application to allow initiation of human clinical testing. On October 13, 2020, we announced that Phase 1 clinical testing had commenced and on February 3, 2021, we announced the preliminary results of the trial. The study achieved both its primary and secondary endpoints of safety and immunogenicity, respectively. We plan to commence a Phase 2a study in the third quarter of 2021, with 24 participants aged 18 to 55 and 24 participants aged 56 to 75 years old, to further evaluate safety and immunogenicity and to assess optimal dosage.

●	Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, may better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described in the “Seasonal Influenza Vaccine” section below. Recently, we resumed this program by adding a second dose, which will be administered to participants in the Phase 1b norovirus trial more than 12 months after their first vaccination.

Norovirus is the leading cause of acute gastroenteritis symptoms, such as vomiting and diarrhea, among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study by the CDC and Johns Hopkins University, published in 2016, the global economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. An update by the lead authors estimated the burden in the U.S. alone to be $10.5 billion in 2018. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine designed to protect against both. We anticipate that, if approved, the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, similar to the influenza season.

Clinical Trial Update. In 2019, we completed the active phase of a Phase 1b clinical trial with our bivalent oral tablet vaccines for the GI.1 and GII.4 norovirus strains. Both the oral norovirus GI.1 and GII.4 vaccines were well tolerated with no serious adverse events reported. Most solicited and unsolicited adverse events were mild in severity, and there were no significant differences observed between the vaccine and placebo treatment groups.

Vaxart’s bivalent vaccine demonstrated robust immunogenicity, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, and 86% and 90%, respectively, for the two monovalent cohorts of the study. There was no interference observed in the bivalent arm of the study.

Having suspended our norovirus program in late 2019, we resumed clinical development of our norovirus vaccine candidate in October 2020. We are currently completing the boost phase (second dose after 1 year) in the Phase 1b bivalent study. The next steps in the clinical development of our norovirus oral vaccine will include (i) the initiation of a Phase 1b placebo-controlled, dose ranging study in elderly adult subjects, and (ii) initiation of a boost (second dose) schedule optimization study in young adults. Additionally, a Phase 2 safety and dose confirmation study with Vaxart’s bivalent norovirus vaccine in subjects age 18 years and older is being planned. Lastly, the feasibility of a Phase 2 norovirus challenge study may also be considered; this study would possibly be conducted in parallel with the Phase 2 dose confirmation study. These set of studies would form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. Approximately 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year. During the flu season of 2018/2019 there were 34,200 flu related deaths in the U.S. alone, according to the CDC. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, 226,000 people are hospitalized with complications of influenza, and between 3,000 and 49,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

We believe our tablet vaccine candidate may potentially address many of the limitations presented by injectable egg-based influenza vaccines for the following reasons: (i) our tablet vaccine candidates are designed to create broad and durable immune responses, which may provide more effective immunity and protect against additional strain variants; (ii) our vaccine is delivered as a room temperature-stable tablet, which we believe would provide a more convenient method of administration, enhancing patient acceptance and simplifying the distribution and administration process; (iii) we believe our tablet vaccine may be manufactured more rapidly than vaccines manufactured using egg-based methods by using recombinant methods; and (iv) using our tablet vaccine in lieu of egg-based vaccines would eliminate the risk of experiencing allergic reactions to egg protein.

In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. Previously, we had announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by only 27%. Our tablet vaccine also showed a favorable safety profile, indistinguishable from placebo.

On October 4, 2018, we presented data from the study demonstrating that our vaccine elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccines. This data also indicates that our vaccines provide protection by inducing mucosal immunity (the first line of defense against mucosal infections such as flu, norovirus and RSV), marking what could be a key advantage over injectable vaccines.

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen and tested the product in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen. Janssen had an option to negotiate an exclusive worldwide license to our technology encompassing the Janssen antigens.

●	RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly.

Based on the positive results of our preclinical cotton rat study, we believe our proprietary oral vaccine platform has the potential to be the optimal vaccine delivery system for RSV, offering significant advantages over injectable vaccines. We will seek to develop a tablet RSV vaccine by licensing one or more RSV protein antigens that have demonstrated protection against RSV infection in clinical studies, or by partnering with a third party with RSV antigens that can be delivered with our platform. Pending a licensing, partnering or collaboration agreement, the RSV program is currently on hold.

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

We have tested our HPV-16 vaccine candidate in two different HPV-16 solid tumor models in mice. The vaccine candidate successfully elicited T cell responses and promoted migration of the activated T cells into the tumors, leading to tumor cell killing. Mice that received our HPV-16 vaccine generally showed a significant reduction in volume of their established tumors.

In October 2018, we filed a pre-IND meeting request with the FDA for our first therapeutic vaccine targeting HPV16 and HPV18 and we subsequently submitted our pre-IND briefing package. We received feedback from the FDA in January 2019 to support submission of an IND application to support initiation of clinical testing. However, the program is currently on hold while the Company is focusing its efforts on the COVID-19 vaccine.

Anti-Virals

●	Through the Merger, we acquired two royalty earning products, Relenza and Inavir.

●

Relenza and Inavir are antivirals for the treatment of influenza, marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and the last patent for Inavir expires in December 2029. Sales of these antivirals vary significantly by quarter, because influenza virus activity displays strong seasonal cycles, and by year depending on the intensity and duration of the flu season and competition with other antivirals such as Tamiflu. Importantly, on February 23, 2018, Xofluza, a new drug that treats influenza developed by Shionogi, was approved in Japan. The drug has gained significant market share, substantially reducing sales of Inavir.

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

Research and Development Expenses

Research and development expenses represent costs incurred on conducting research, such as developing our tablet vaccine platform, and supporting preclinical and clinical development activities of our tablet vaccine candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	expenses incurred under agreements with contract research organizations (“CROs”), that conduct clinical trials on our behalf;
●	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in the clinical trials;
●	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;
●	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine and tablet manufacturing activities;
●	laboratory supplies and vendor expenses related to preclinical research activities;
●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and
●	facilities, depreciation and allocated overhead expenses.

We do not allocate our internal expenses to specific programs. Our employees and other internal resources are not directly tied to any one research program and are typically deployed across multiple projects. Internal research and development expenses are presented as one total.

We incur significant external costs to manufacture our tablet vaccine candidates, and for CROs that conduct clinical trials on our behalf. We capture these expenses for each vaccine program. We do not allocate external costs incurred on preclinical research or process development to specific programs.

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended March 31,
	2021	2020
External program costs:
COVID-19 program	$2,939	$—
Norovirus program	454	112
All other programs	—	7
Preclinical research	422	121
Process development	1,106	—
Total external costs	4,921	240
Internal costs	5,152	1,302
Total research and development	$10,073	$1,542

We expect that research and development expenses will increase in 2021 and beyond as we advance our tablet vaccine candidates further into and through additional clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change

Revenue	$506	$2,902	(83)%

Operating expenses	16,017	3,596	345%

Operating loss	(15,511)	(694)	2,135%

Other income and (expenses)	(458)	(450)	2%

Loss before income taxes	(15,969)	(1,144)	1,296%

Provision for income taxes	38	153	(75)%

Net loss	$(16,007)	$(1,297)	1,134%

Total Revenue

The following table summarizes our revenues for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Revenue from customer service contracts	$13	$99	(87)%
Royalty revenue	—	2,769	(100)%
Non-cash royalty revenue related to sale of future royalties	493	34	1,350%
Total revenue	$506	$2,902	(83)%

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 and $99,000 in the three months ended March 31, 2021 and 2020, respectively. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Royalty Revenue

For the three months ended March 31, 2021, we earned no royalty revenue, compared to $2.8 million earned in the three months ended March 31, 2020. We do not recognize any royalty revenue from sales of Inavir until the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in the year ended March 31, 2021, because net royalties were only $1.3 million, compared to $6.4 million in the year ended March 31, 2020. We believe this 80% decrease is primarily because social distancing, mask wearing and increased vaccination rates due to the COVID-19 pandemic have caused the number of influenza infections to decline. Due to the unpredictability of the impact of COVID-19 on future flu seasons we are unable to forecast the amount of royalty revenue, if any, that we will earn in the future.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended March 31, 2021, non-cash royalty revenue related to sale of future royalties was $493,000, compared to $34,000 in the three months ended March 31, 2020. The increase is due to a ceiling of $3.3 million that may be earned in years ending on March 31, and for the year ended March 31, 2020, we recognized all but $34,000 of this in the nine months ended December 31, 2019, whereas in the year ended March 31, 2021, total royalty revenue from Inavir sales was only $1.3 million, all of which was recognized as non-cash royalty revenue.

Total Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Research and development	$10,073	$1,542	553%
General and administrative	5,944	1,990	199%
Restructuring costs	—	64	(100)%
Total operating expenses	$16,017	$3,596	345%

Research and Development

For the three months ended March 31, 2021, research and development expenses increased by $8.5 million, or 553%, compared to the three months ended March 31, 2020. The increase is primarily due to preclinical, manufacturing and clinical expenses related to our COVID-19 and norovirus vaccine candidates and increased personnel costs, including stock-based compensation and facilities allocation, related to headcount increases.

We expect that research and development expenses will be higher in 2021 than in 2020 as we expect significant expenditures on manufacturing and clinical trials for our COVID-19 and norovirus vaccine candidates.

General and Administrative

For the three months ended March 31, 2021, general and administrative expenses increased by $4.0 million, or 199%, compared to the corresponding period in 2020. The principal reasons are increased legal fees to defend ourselves against various shareholder lawsuits and class actions, additional directors and officers liability insurance costs and increased personnel costs, including stock-based compensation and facilities allocation, in line with our corporate growth.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	% Change
Interest income	$9	$41	(78)%
Non-cash interest expense related to sale of future royalties	(466)	(491)	(5)%
Foreign exchange loss, net	(1)	—	N/A
Net non-operating income and (expenses)	$(458)	$(450)	2%

For the three months ended March 31, 2021, we recorded net non-operating expenses of $458,000, a 2% increase from the $450,000 recorded in the three months ended March 31, 2020.

Interest income decreased in 2021, despite higher cash balances, because rates of interest were lower. Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, decreased in 2021 as the outstanding balance due to HCRP has been paid down.

Provision for Income Taxes

The following table presents our provision for income taxes for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020	% Change
Foreign withholding tax on royalty revenue	$25	$140	(82)%
Foreign taxes payable on intercompany interest	13	13	—%
Provision for income taxes	$38	$153	(75)%

The provision for income taxes comprises $38,000 and $153,000 in the three months ended March 31, 2021 and 2020, respectively. The majority of the charge represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The decrease arose because Inavir royalties, net of withholding tax, including the portion that we pass through to HCRP, fell from $2.7 million in the three months ended March 31, 2020 to $468,000 in the three months ended March 31, 2021. In addition, we incur charges relating to interest on an intercompany loan from a foreign subsidiary.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements. Most recently, in October 2020 we entered into an Open Market Sale Agreement, (the “Sales Agreement”) under which we may sell shares of our common stock having an aggregate offering price of up to $250 million.

As of March 31, 2021, we had $177.3 million of cash, cash equivalents and liquid investments. Since then, we have received net proceeds of $36.3 million from the sale of common stock under the Sales Agreement, with approximately $131 million in net proceeds still available to us.

We believe our existing funds are sufficient to fund us well into 2022 and possibly beyond. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(16,592)	$(3,208)
Net cash used in investing activities	(20,559)	(1)
Net cash provided by financing activities	67,592	19,542

Net increase in cash and cash equivalents	$30,441	$16,333

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the three months ended March 31, 2021 and 2020, in the amounts of $16.6 million and $3.2 million, respectively. The cash used in operating activities in the three months ended March 31, 2021, was due to cash used to fund a net loss of $16.0 million and a decrease in working capital of $3.0 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.4 million. The cash used in operating activities in the three months ended March 31, 2020, was due to cash used to fund a net loss of $1.3 million, adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $1.6 million and an increase in working capital of $309,000.

Net Cash Used in Investing Activities

In the three months ended March 31, 2021, we used $19.9 million to purchase marketable securities. We used $615,000 and $4,000 to purchase property and equipment in the three months ended March 31, 2021 and 2020, respectively. We received cash of $3,000 for the sale of equipment in the three months ended March 31, 2020.

Net Cash Provided by Financing Activities

In the three months ended March 31, 2021, we received $65.7 million from the sale of common stock under the Sales Agreement that began in October 2020 and $1.9 million from the exercise of common stock warrants and stock options. In the three months ended March 31, 2020, we received $9.2 million from the sale of common stock and warrants in a registered direct offering and $10.3 million from the exercise of common stock warrants and stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 31, 2021 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$21,250	$1,822	$5,939	$5,596	$7,893
Operating Leases	8,026	2,536	3,144	2,346	—
Purchase Obligations	26,765	19,765	7,000	—	—
Total	$56,041	$24,123	$16,083	$7,942	$7,893

Long Term Debt, HCRP. Under an agreement executed in 2016, we are obligated to pay HCRP the first $3 million plus 15% of the next $1 million of royalty revenues that we earn for sales of Inavir in each year ending on March 31. See Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details.

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year. See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies, clinical trials and manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within accrued liabilities in the condensed consolidated balance sheets and within research and development expense in the condensed consolidated statements of operations and comprehensive loss. These costs can be a significant component our research and development expenses.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first three months of 2021, none of which had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable debt securities. The primary objective of our investment activities is to preserve principal, maintain liquidity that is sufficient to meet cash needs and maximize total return without significantly increasing risk. To achieve this goal, we maintain our excess cash and cash equivalents in money market funds and debt securities. We do not enter into investments for trading or speculative purposes and we hold no equity securities. We presently have no borrowings or lines of credit.

Specifically, as of March 31, 2021, we had cash, cash equivalents and investments of $177.3 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

Exchange Rate Sensitivity

Our royalty revenue, which is calculated in U.S. dollars, is based on sales in Japanese yen, so a 1% increase in the strength of the U.S. dollar against the yen would lead to a 1% reduction in royalty revenue. Presently, we are not retaining any of our income from royalties and all of our other revenue, and substantially all of our expenses, assets and liabilities, are denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses recently and consider our exposure to exchange rate fluctuations to be insignificant.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The information included in “Note 8. Commitments and Contingencies—(c) Litigation” to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated by reference into this Item.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the Securities and Exchange Commission on February 25, 2021, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

VAXART, INC.

Dated: May 6, 2021	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)