Form 10-Q
period 2021-06-30
Vaxart, Inc.
filed 2021-08-05
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The Registrant had 122,818,085 shares of common stock, $0.0001 par value, outstanding as of August 4, 2021.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$165,266	$126,870
Short-term investments	19,318	—
Accounts receivable	107	334
Prepaid expenses and other current assets	4,801	1,327

Total current assets	189,492	128,531

Long-term investments	14,339	—
Property and equipment, net	4,339	1,480
Right-of-use assets, net	5,808	6,838
Intangible assets, net	14,495	15,361
Other long-term assets	371	372

Total assets	$228,844	$152,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,702	$2,133
Current portion of operating lease liability	1,791	2,052
Liability related to sale of future royalties, current portion	3,150	2,779
Other accrued liabilities	4,137	4,799

Total current liabilities	12,780	11,763

Operating lease liability, net of current portion	4,363	5,156
Liability related to sale of future royalties, net of current portion	11,777	12,150
Other long-term liabilities	142	109

Total liabilities	29,062	29,178

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 122,814,467 and 110,271,093 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12	11
Additional paid-in capital	380,783	272,274
Accumulated deficit	(181,004)	(148,881)
Accumulated other comprehensive loss	(9)	—

Total stockholders’ equity	199,782	123,404

Total liabilities and stockholders’ equity	$228,844	$152,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Revenue from customer service contracts	$—	$92	$13	$191
Royalty revenue	—	193	—	2,962
Non-cash royalty revenue related to sale of future royalties	112	238	605	272

Total revenue	112	523	618	3,425

Operating expenses:
Research and development	10,737	5,114	20,810	6,656
General and administrative	5,150	3,896	11,094	5,886
Restructuring costs	—	39	—	103

Total operating expenses	15,887	9,049	31,904	12,645

Operating loss	(15,775)	(8,526)	(31,286)	(9,220)

Other income and (expenses):
Interest income	23	23	32	64
Non-cash interest expense related to sale of future royalties	(334)	(446)	(800)	(937)
Foreign exchange loss, net	—	(2)	(1)	(2)

Loss before income taxes	(16,086)	(8,951)	(32,055)	(10,095)

Provision for income taxes	30	26	68	179

Net loss	$(16,116)	$(8,977)	$(32,123)	$(10,274)

Net loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.27)	$(0.15)

Shares used to compute net loss per share - basic and diluted	120,925,570	74,675,131	118,174,099	67,676,138

Comprehensive loss:
Net loss	$(16,116)	$(8,977)	$(32,123)	$(10,274)
Unrealized loss on available-for-sale investments	(4)	—	(9)	—
Comprehensive loss	$(16,120)	$(8,977)	$(32,132)	$(10,274)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended June 30, 2021

Balances as of March 31, 2021	117,963,912	$12	$341,116	$(164,888)	$(5)	$176,235

Issuance of common stock under October 2020 ATM, net of offering costs of $1,824	4,304,541	—	36,202	—	—	36,202

Issuance of common stock upon exercise of common stock warrants	181,818	—	200	—	—	200

Issuance of common stock upon exercise of stock options	364,196	—	661	—	—	661

Stock-based compensation	—	—	2,604	—	—	2,604

Unrealized loss on available-for-sale investments	—	—	—	—	(4)	(4)

Net loss	—	—	—	(16,116)	—	(16,116)

Balances as of June 30, 2021	122,814,467	$12	$380,783	$(181,004)	$(9)	$199,782

Six Months Ended June 30, 2021

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	123,404

Issuance of common stock under October 2020 ATM, net of offering costs of $5,006	10,958,908	1	101,913	—	—	101,914

Issuance of common stock upon exercise of common stock warrants	1,012,540	—	1,849	—	—	1,849

Issuance of common stock upon exercise of stock options	571,926	—	892	—	—	892

Stock-based compensation	—	—	3,855	—	—	3,855

Unrealized loss on available-for-sale investments	—	—	—	—	(9)	(9)

Net loss	—	—	—	(32,123)	—	(32,123)

Balances as of June 30, 2021	122,814,467	$12	$380,783	$(181,004)	$(9)	$199,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(In thousands, except share amounts)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Three Months Ended June 30, 2020

Balances as of March 31, 2020	72,004,720	$7	$149,244	$(117,958)	$31,293

Issuance of common stock upon exercise of common stock warrants	23,981,166	3	14,306	—	14,309

Issuance of common stock upon exercise of stock options	154,775	—	98	—	98

Disgorgement of short-swing profits, net of costs	—	—	652	—	652

Stock-based compensation	—	—	2,860	—	2,860

Net loss	—	—	—	(8,977)	(8,977)

Balances as of June 30, 2020	96,140,661	$10	$167,160	$(126,935)	$40,235

Six Months Ended June 30, 2020

Balances as of December 31, 2019	48,254,994	$5	$129,608	$(116,661)	$12,952

Issuance of common stock and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	—	8,722	—	8,722

Issuance of common stock warrants to placement agents’ designees in March 2020	—	—	453	—	453

Issuance of common stock upon exercise of common stock warrants	43,707,286	5	24,653	—	24,658

Issuance of common stock upon exercise of stock options	178,381	—	116	—	116

Disgorgement of short-swing profits, net of costs	—	—	652	—	652

Stock-based compensation	—	—	2,956	—	2,956

Net loss	—	—	—	(10,274)	(10,274)

Balances as of June 30, 2020	96,140,661	$10	$167,160	$(126,935)	$40,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(32,123)	$(10,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,989	1,193
Accretion of premium on investments	24	—
Stock-based compensation	3,855	2,956
Non-cash interest expense related to sale of future royalties	800	937
Non-cash revenue related to sale of future royalties	(802)	(2,800)
Change in operating assets and liabilities:
Accounts receivable	227	3,392
Prepaid expenses and other assets	(3,473)	(657)
Accounts payable	1,348	148
Other accrued liabilities	(1,596)	1,376

Net cash used in operating activities	(29,751)	(3,729)

Cash flows from investing activities:
Purchase of property and equipment	(2,818)	(13)
Proceeds from sale of equipment	—	3
Purchases of investments	(34,890)	—
Proceeds from maturities of investments	1,200	—

Net cash used in investing activities	(36,508)	(10)

Cash flows from financing activities:
Net proceeds from issuance of securities in registered direct offering	—	9,175
Net proceeds from issuance of common stock through at-the-market facility	101,914	—
Proceeds from issuance of common stock upon exercise of common stock warrants	1,849	24,658
Proceeds from issuance of common stock upon exercise of stock options	892	116
Disgorgement of short-swing profits, net of costs	—	652

Net cash provided by financing activities	104,655	34,601

Net increase in cash and cash equivalents	38,396	30,862

Cash and cash equivalents at beginning of the period	126,870	13,526

Cash and cash equivalents at end of the period	$165,266	$44,388

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent’s representatives	$—	$453
Operating lease liabilities arising from obtaining right-of-use assets	$56	$—
Lease-related assets and liabilities derecognized on early termination and modification of leases	$158	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$314	$170

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

In the six months ended June 30, 2021, the Company sold an additional 10,958,908 shares for gross proceeds of $106.9 million which, after deducting sales commissions and expenses, resulted in net proceeds under the Sales Agreement of $101.9 million. As of  June 30, 2021, a total of 11,651,559 shares have been issued under the Sales Agreement since its inception for gross proceeds of $112.4 million which, after deducting sales commissions and expenses, has resulted in net proceeds of $106.8 million.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021 (the “Annual Report”). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40). In addition to simplifying the accounting for certain debt and equity instruments, none of which the Company presently has outstanding, this standard update provides guidance on how certain instruments should be treated in the computation of earnings per share. The Company adopted the new guidance effective January 1, 2021, using the modified retrospective method. Its adoption had an immaterial impact on the number of shares used in the computation of year-to-date basic and diluted earnings per share.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of June 30, 2021 and  December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2021
Recurring Financial Assets:
Money market funds	$76,311	$—	$—	$76,311
U.S. Treasury securities	—	19,032	—	19,032
Commercial paper	—	7,192	—	7,192
Corporate debt securities	—	7,433	—	7,433
Total	$76,311	$33,657	$—	$109,968

	Level 1	Level 2	Level 3	Total
December 31, 2020
Recurring Financial Assets:
Money market funds	$60,005	$—	$—	$60,005
Total	$60,005	$—	$—	$60,005

The Company held no recurring financial liabilities as of  June 30, 2021 or December 31, 2020, or in the six months ended June 30, 2021 or 2020.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
June 30, 2021
Cash at banks	$88,955	$—	$—	$88,955	$88,955	$—	$—
Money market funds	76,311	—	—	76,311	76,311	—	—
U.S. Treasury securities	19,038	—	(6)	19,032	—	9,996	9,036
Commercial paper	7,192	—	—	7,192	—	7,192	—
Corporate debt securities	7,436	—	(3)	7,433	—	2,130	5,303
Total	$198,932	$—	$(9)	$198,923	$165,266	$19,318	$14,339

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2020
Cash at banks	$66,865	$—	$—	$66,865	$66,865	$—	$—
Money market funds	60,005	—	—	60,005	60,005	—	—
Total	$126,870	$—	$—	$126,870	$126,870	$—	$—

(b)	Accounts Receivable

Accounts receivable comprises royalties receivable of $107,000 and $334,000 as of June 30, 2021 and December 31, 2020, respectively. The Company has provided no allowance for uncollectible accounts as of  June 30, 2021 and December 31, 2020.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Laboratory equipment	$2,199	$1,759
Office and computer equipment	325	294
Construction in progress	2,583	—
Total property and equipment	5,107	2,053
Less: accumulated depreciation	(768)	(573)
Property and equipment, net	$4,339	$1,480

Depreciation expense was $120,000 and $25,000 for the three months ended June 30, 2021 and 2020, respectively, and $195,000 and $44,000 for the six months ended June 30, 2021 and 2020, respectively. There were no impairments of the Company’s property and equipment recorded in the six months ended June 30, 2021 or 2020.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020

Facilities	$5,807	$6,836
Office equipment	1	2
Right-of-use assets, net	$5,808	$6,838

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of June 30, 2021, developed technology and intellectual property had remaining lives of 8.4 and 6.5 years, respectively. Intangible assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Purchased technology	$20,300	$20,300
Intellectual property	80	80
Total cost	20,380	20,380
Less: accumulated amortization	(5,885)	(5,019)
Intangible assets, net	$14,495	$15,361

Total amortization expense for the three months ended June 30, 2021 and 2020, was $433,000, and for the six months ended June 30, 2021 and 2020, was $866,000. As of June 30, 2021, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2021 (six months remaining)	$866
2022	1,731
2023	1,732
2024	1,732
2025	1,731
Thereafter	6,703
Total	$14,495

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Accrued compensation	$1,508	$1,618
Accrued clinical and manufacturing expenses	1,175	1,772
Accrued professional and consulting services	1,060	777
Other liabilities, current portion	394	632
Total	$4,137	$4,799

NOTE 5.  Revenue

Service Contracts with Customers

Contract Balances.  As of  June 30, 2021 and December 31, 2020, there were no accounts receivable related to service contracts with customers and contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of  June 30, 2021 and December 31, 2020, was nil and $219,000, respectively, which is included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of  June 30, 2021 and December 31, 2020, there was no deferred revenue and the aggregate amount of RPO was nil and $13,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Royalty Agreements

Aviragen entered into a royalty-generating research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. All of the Company’s Relenza patents have expired, with the last remaining patent expiring in July 2019 in Japan, at which time royalty revenue ceased, although until April 30, 2020, it remained subject to adjustments for sales returns and exchange rate differences. There was no royalty revenue related to Relenza recognized in the six months ended June 30, 2021, and in the six months ended June 30, 2020, the Company recognized revenue of $193,000, all in the three months ended June 30, 2020.

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the six months ended June 30, 2021 and 2020, was nil and $2,769,000, respectively. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $112,000 and $238,000 in the three months ended June 30, 2021 and 2020, respectively, and $605,000 and $272,000 in the six months ended June 30, 2021 and 2020, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $5,000 and $12,000 was included in income tax expense in the three months ended June 30, 2021 and 2020, respectively, and $30,000 and $152,000 was included in income tax expense in the six months ended June 30, 2021 and 2020, respectively.

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

The following table shows the activity within the liability account during the six months ended June 30, 2021 (in thousands):

Total liability related to sale of future royalties, start of period	$14,929
Non-cash royalty revenue paid to HCRP	(802)
Non-cash interest expense recognized	800
Total liability related to sale of future royalties, end of period	14,927
Current portion	(3,150)
Long-term portion	$11,777

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has the right of use for office and manufacturing facilities under four operating lease agreements and for equipment under one operating lease agreement with initial terms exceeding one year, and has two operating lease agreements for manufacturing facilities and one for manufacturing equipment with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that terminates on September 30, 2025, with no extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025. Further, the Company obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminated on  February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of one facility located in South San Francisco, California, under a lease that, following a one-year extension, now terminates on July 31, 2022, with no extension options. Further, the Company has identified an embedded lease for the rental of facilities in Burlingame, California, within a Statement of Work for the manufacture of bulk vaccine product that is expected to be completed early in 2022, and short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin.

As of June 30, 2021, the weighted average discount rate for operating leases with initial terms of more than one year was 9.78% and the weighted average remaining term of these leases was 3.81 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  June 30, 2021 (in thousands):

Year Ending December 31,
2021 (six months remaining)	$1,060
2022	1,986
2023	1,585
2024	1,641
2025	1,113
Undiscounted total	7,385
Less: imputed interest	(1,231)
Present value of future minimum payments	6,154
Current portion of operating lease liability	(1,791)
Operating lease liability, net of current portion	$4,363

The Company presently has no finance leases and future obligations of $23,000 under an operating lease for equipment with an initial term of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and six months ended June 30, 2021 and 2020, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$511	$212	$1,173	$401
Short-term lease cost	71	3	131	6
Variable lease cost	331	13	624	24
Sublease income	—	(55)	(36)	(109)
Total lease cost	$913	$173	$1,892	$322

Net cash outflows associated with operating leases totaled $886,000 and $237,000 in the three months ended June 30, 2021 and 2020, respectively, and $1,820,000 and $474,000 in the six months ended June 30, 2021 and 2020, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. Commitments and Contingencies

(a)	Purchase Commitments

As of June 30, 2021, the Company had approximately $28.9 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next thirty months. In addition, the Company has operating lease commitments as detailed in Note 7.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020, and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. On March 15, 2021, the court sustained demurrers to the second amended complaint, without prejudice to file a further amended complaint. A third amended complaint was filed on June 11, 2021. The third amended complaint names certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The complaint challenges certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020; certain alleged statements and omissions made in the Company’s April 24, 2020 proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The third amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. The Company intends to file another demurrer.

On September 8, 2020, a purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled Galjour v. Floroiu, et al. On October 20, 2020, a purported shareholder derivative and class action complaint, entitled Jaquith v. Vaxart, Inc., was filed in the Court of Chancery of the State of Delaware. On November 12, 2020, the two actions were consolidated under the caption In re Vaxart, Inc. Stockholder Litigation and the complaint filed in the Jaquith action was deemed the operative pleading. The operative complaint names as defendants certain current and former Vaxart directors, asserting claims against them for breach of fiduciary duty and unjust enrichment and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for unjust enrichment and breach of fiduciary duty or alternatively aiding and abetting breach of fiduciary duty against Armistice. The complaint challenges certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020; certain alleged statements and omissions made in the Company’s April 24, 2020 proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The complaint purports to bring all but one of the claims derivatively on behalf of and for the benefit of the Company. It also purports to bring one claim, for breach of fiduciary duty based on alleged statements and omissions in the Company’s April 24, 2020 proxy statement, directly on behalf of a class of Vaxart stockholders. The complaint names the Company as a “nominal defendant” against which no damages are sought. On January 4, 2021, all defendants filed motions to dismiss. These motions are pending.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In August and September 2020, two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California. The first, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020. The second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (together, the “Putative Class Action”). By Order dated September 17, 2020, the two actions were deemed related; lead plaintiffs and lead plaintiffs’ counsel were subsequently appointed on December 9, 2020. On January 29, 2021, the lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed a first amended consolidated complaint. The first amended consolidated complaint names as defendants certain of Vaxart’s current and former executive officers and directors, as well as Armistice. It claims three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The first amended consolidated complaint alleges that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint seeks to be certified as a class action for similarly situated shareholders and seeks, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. The motion is pending.

On October 23, 2020, a complaint was filed in the U.S. District Court for the Southern District of New York, entitled Roth v. Armistice Capital LLC, et al. The complaint names Armistice and certain Armistice-related parties as defendants, asserting a violation of Exchange Act Section 16(b) and seeking the disgorgement of short-swing profits. The complaint purports to bring the lawsuit on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” for whose benefit damages are sought.

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”). This complaint is nearly identical to an earlier version of a complaint filed in the Putative Class Actions, naming the same defendants, certain of Vaxart’s current and former executive officers and directors and Armistice, and asserting identical legal claims relating to the same factual allegations. The complaint asserts two violations of federal civil securities laws, violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 as against all defendants, and violation of Section 20(a) of the Exchange Act as against the individual defendants. The Opt-Out Action alleges that the defendants violated securities laws by misstating and omitting information regarding the Company’s development of a Covid-19 vaccine as well as its OWS involvement to deceive the investing public and inflate Vaxart’s stock price. The Opt-Out Action has been stayed pending resolution of the Putative Class Actions.

On February 4, 2021, a purported shareholder, Stephen Barker, commenced a lawsuit in the Delaware Court of Chancery titled Barker v. Vaxart, Inc. et al. The complaint named as defendants the Company and its then-current board of directors. The complaint asserted a single claim seeking a declaration that one of the Company’s bylaws, which required a supermajority vote to remove a Company director from office, violated Delaware General Corporate Law Section 141(k). On May 14, 2021, the Court entered an Order voluntarily dismissing the action as moot.

On March 5, 2021, a purported shareholder, Kathleen Sanetel, served a demand letter on the Company’s board of directors demanding that it investigate and commence appropriate legal action against certain members of the board of directors and/or executive officers, and Armistice to remedy purportedly wrongful conduct beginning in April 2020. On or about June 2, 2021, another purported shareholder, Jerry Besa, served a substantially identical demand letter. The specific allegations and alleged wrongful conduct set forth in the demand letter are, in all material respects, substantially similar to the allegations and claims made in the consolidated amended complaint in the Putative Class Actions. After receipt of the Sanetel demand letter, the Board appointed a committee of the Board (the “Demand Committee”) and delegated to the Demand Committee the authority to investigate the matters referenced in the demand letter and determine action(s), if any, to be taken by the Company in response to the demand.

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

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2021, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2021	December 31, 2020

Options issued and outstanding	8,285,680	6,813,033
Available for future grants of equity awards	8,032,592	1,230,863
Common stock warrants	232,434	1,244,974
Total	16,550,706	9,288,870

(c)	Warrants

The following warrants were outstanding as of June 30, 2021, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	5,000	$0.30	September 2024
Common Stock	44,148	$1.10	April 2024
Common Stock	26,515	$1.375	April 2024
Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	16,175	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	232,434

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

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders (a “Plan Amendment”) on June 8, 2020, to 8,000,000, and by a Plan Amendment on June 16, 2021, to 16,900,000. Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that expire or are canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

A summary of stock option transactions in the six months ended June 30, 2021, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2021	1,230,863	6,813,033	$2.70
2019 Plan Amendment	8,900,000	—	$—
Granted	(2,515,088)	2,515,088	$6.52
Exercised	—	(571,926)	$1.56
Forfeited	416,817	(436,554)	$1.94
Canceled	—	(33,961)	$8.01

Balance at June 30, 2021	8,032,592	8,285,680	$3.96

As of June 30, 2021, there were 8,285,680 options outstanding with a weighted average exercise price of $3.96, a weighted average remaining term of 8.43 years and an aggregate intrinsic value of $30.1 million. Of these options, 3,485,798 were vested, with a weighted average exercise price of $2.52, a weighted average remaining term of 7.18 years and an aggregate intrinsic value of $18.1 million. The Company received $892,000 for the 571,926 options exercised during the six months ended June 30, 2021, which had an intrinsic value of $3.2 million, and received $116,000 for the 178,381 options exercised during the six months ended June 30, 2020, which had an intrinsic value of $524,000.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options awarded in the six months ended June 30, 2021 and 2020, was $6.23 and $0.55, respectively. Their fair values were estimated using the following assumptions:

Six Months Ended June 30,
	2021	2020

Risk-free interest rate	0.98% - 1.07%	0.44% - 0.88%
Expected term (in years)	5.44 - 6.07	5.22 - 10.00
Expected volatility	122% - 131%	94% - 104%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$644	$1,115	$1,223	$1,137
General and administrative	1,960	1,745	2,632	1,819
Total stock-based compensation	$2,604	$2,860	$3,855	$2,956

Effective June 16, 2021, the Company modified the terms of outstanding options awarded to its former Chairman of the Board, Wouter W. Latour, such that the vesting of 100,000 options that would otherwise have been forfeited was accelerated. Further, the post-termination exercise period for all his vested and outstanding options as of the termination date was extended from three months to the earlier of the expiry of their ten-year term and June 16, 2023. The Company recorded a charge for the incremental increase in fair value of $1.3 million, which is included in stock-based compensation expense within general and administrative expenses in the three months ended June 30, 2021.

As of June 30, 2021, the unrecognized stock-based compensation cost related to outstanding unvested stock options was $20.2 million, which the Company expects to recognize over an estimated weighted average period of 2.97 years.

NOTE 11.  Related Party Transaction

In April 2020 the Company recorded a net amount of $652,000 related to the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the condensed consolidated balance sheet.

VAXART, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss	$(16,116)	$(8,977)	$(32,123)	$(10,274)

Shares used to compute net loss per share – basic and diluted	120,925,570	74,675,131	118,174,099	67,676,138

Net loss per share – basic and diluted	$(0.13)	$(0.12)	$(0.27)	$(0.15)

No adjustment has been made to the net loss in the three and six months ended June 30, 2021 or 2020, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Options to purchase common stock	7,733,353	2,654,144	7,286,414	2,216,462

Performance-based restricted stock units	—	411,000	—	223,566

Warrants to purchase common stock	390,010	23,522,891	686,780	28,729,806

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	8,123,363	26,588,035	7,973,194	31,169,834

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2, (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis), seasonal influenza and respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infections). We have completed human dosing and the active phase of our Phase 1 clinical trial for our SARS CoV-2 vaccine candidate that commenced in October 2020; the study met its primary and secondary endpoints. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Our monovalent H1 influenza vaccine generated protective immunity, similar to a licensed intramuscular vaccine, against H1 influenza infection in a Phase 2 challenge study. In addition, we are developing our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

1.	Bivalent GI.1 - GII.4 Norovirus vaccine generated IgA ASC response rates of 78 – 86% for GI.1 and 90 – 93% for GII.4. Program restarted with second dosing.
2.	Monovalent H1 flu vaccine completed Phase 2 Proof of Concept efficacy study. Quadrivalent flu Phase 1 on hold pending partnering process.
3.	Janssen collaboration. Initial report submitted to Janssen, discussions are ongoing.
4.	RSV program to be partnered with new antigen partner. Program presently on hold.
5.	HPV therapeutic pre-IND feedback received. Program presently on hold.

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

According to the U.S. Centers for Disease Control and Prevention (the “CDC”), an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China, in late 2019. From then on, the disease spread rapidly and person-to-person transmission has been widely documented. By August 4, 2021, more than 200 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 35.2 million infections and 612,000 deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread, particularly among the unvaccinated population, and remains a public health threat, not least due to the emergence of new variants.

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had cleared our Investigational New Drug (“IND”) application to allow initiation of human clinical testing. On October 13, 2020, we announced that Phase 1 clinical testing had commenced and on February 3, 2021, we announced the preliminary results of the trial. The study achieved both its primary and secondary endpoints of safety and immunogenicity, respectively. We announced in February 2021 that we would evaluate vaccine candidates that contain just the Spike protein, and different variant-specific vaccines in research. After preclinical evaluations (including in non-human primate studies) showed that an improved antibody response could be achieved with a new vaccine candidate that expressed just the Spike protein, we decided to move this candidate forward for clinical evaluation. This new vaccine candidate, VXA-CoV2-1.1-S, was also able to elicit antibody responses against human coronavirus strain variants such as Beta (first identified in South Africa) and Delta (first identified in India) in animals. A new IND was filed for this S- only vaccine candidate in June 2021 and was cleared by the FDA in July 2021. We plan to initiate human trials with this candidate in a Phase 2a study in the early fall of 2021, with approximately 872 participants enrolled in a two-part study. The first part will enroll 36 participants aged 18 to 55 and 36 participants aged 56 to 75 years old, to further evaluate safety and immunogenicity and to assess optimal dosage. The second part of the study will enroll approximately 800 subjects aged 18 to 75 years old. Further, in the second half of 2021 we will also initiate testing of this candidate in subjects that have already received prior vaccinations with an Emergency Use Authorization vaccine to understand the ability of our oral tablet vaccine to boost immune responses and enhance variant-specific cross-reactivity.

●	Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, may better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described in the “Seasonal Influenza Vaccine” section below. Recently, we resumed this program by adding a boost dose more than 12 months after their initial dose in participants that were enrolled in the bivalent Phase 1b norovirus trial. A Phase 1b placebo-controlled dose ranging study in healthy elderly adults aged 55 to 80 years old is currently enrolling. Lastly, a Phase 1b open-label, boost optimization study which will evaluate the effectiveness of boosting at different timepoints has completed enrollment and topline data is expected in the second half of 2021.

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

Having suspended our norovirus program in late 2019, we resumed clinical development of our norovirus vaccine candidate in October 2020. We have completed the boost phase (second dose after more than one year) in the Phase 1b bivalent study and recently initiated conduct of a placebo-controlled, dose ranging study in elderly adult subjects and a boost (second dose) schedule optimization study in young adults. In results announced on July 29, 2021, we showed that we were able to successfully boost immune responses with the G1.1 norovirus tablets. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. Currently, we are planning a Phase 2 safety and dose confirmation study with Vaxart’s bivalent norovirus vaccine in subjects aged 18 years and older and considering the feasibility of conducting a Phase 2 norovirus challenge study in parallel with the Phase 2 dose confirmation study. These set of studies would form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen in July 2019 to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen and tested the product in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen.

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

Anti-Virals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued, but for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) on July 6, 2021, permitting Altesa to develop and commercialize this capsid-binding broad spectrum antiviral.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
External program costs:
COVID-19 program	$3,221	$1,865	$6,160	$1,865
Norovirus program	1,090	148	1,544	260
All other programs	—	—	—	7
Preclinical research	519	251	941	372
Process development	188	46	1,294	46
Total external costs	5,018	2,310	9,939	2,550
Internal costs	5,719	2,804	10,871	4,106
Total research and development	$10,737	$5,114	$20,810	$6,656

We expect that research and development expenses will continue to increase as we advance our tablet vaccine candidates further into and through additional clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for an oral tablet COVID-19 vaccine candidate, or any of our tablet vaccine candidates. The probability of successful commercialization of our tablet vaccine candidates may be affected by numerous factors, including clinical data obtained in future trials, competition, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our tablet vaccine candidates.

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Revenue	$112	$523	(79)%	$618	$3,425	(82)%

Operating expenses	15,887	9,049	76%	31,904	12,645	152%

Operating loss	(15,775)	(8,526)	85%	(31,286)	(9,220)	239%

Other income and (expenses)	(311)	(425)	(27)%	(769)	(875)	(12)%

Loss before income taxes	(16,086)	(8,951)	80%	(32,055)	(10,095)	218%

Provision for income taxes	30	26	15%	68	179	(62)%

Net loss	$(16,116)	$(8,977)	80%	$(32,123)	$(10,274)	213%

Total Revenue

The following table summarizes our revenues for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenue from customer service contracts	$—	$92	(100)%	$13	$191	(93)%
Royalty revenue	—	193	(100)%	—	2,962	(100)%
Non-cash royalty revenue related to sale of future royalties	112	238	(53)%	605	272	122%
Total revenue	$112	$523	(79)%	$618	$3,425	(82)%

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 in the six months ended June 30, 2021, all in the first quarter, and $92,000 and $191,000 in the three and six months ended June 30, 2020, respectively. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Royalty Revenue

For the three months ended June 30, 2021, we earned no royalty revenue, compared to $193,000 earned in the three months ended June 30, 2020, all of which related to Relenza, for which we are no longer entitled to receive royalties. For the six months ended June 30, 2021, we earned no royalty revenue, compared to $3.0 million earned in the six months ended June 30, 2020, $2.8 million of which related to Inavir and was earned in the three months ended March 31, 2020. We do not recognize any royalty revenue from sales of Inavir until the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in the year ended March 31, 2021, because net royalties were only $1.3 million, compared to $6.4 million in the year ended March 31, 2020. We believe this 80% decrease is primarily because social distancing, mask wearing and increased vaccination rates due to the COVID-19 pandemic have caused the number of influenza infections to decline. Due to the unpredictability of the impact of COVID-19 on future flu seasons we are unable to forecast the amount of royalty revenue, if any, that we will earn in the future.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended June 30, 2021, non-cash royalty revenue related to sale of future royalties was $112,000, compared to $238,000 in the three months ended June 30, 2020, the decrease being due to a reduction in sales of Inavir in Japan. For the six months ended June 30, 2021, non-cash royalty revenue related to sale of future royalties was $605,000, compared to $272,000 in the six months ended June 30, 2020. The increase is due to a ceiling of $3.3 million that may be earned in years ending on March 31, and for the year ended March 31, 2020, we recognized all but $34,000 of this in the nine months ended December 31, 2019, whereas in the year ended March 31, 2021, total royalty revenue from Inavir sales was only $1.3 million, including $493,000 in the three months ended March 31, 2021, all of which was recognized as non-cash royalty revenue.

Total Operating Expenses

The following table presents our operating expenses for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$10,737	$5,114	110%	$20,810	$6,656	213%
General and administrative	5,150	3,896	32%	11,094	5,886	88%
Restructuring costs	—	39	(100)%	—	103	(100)%
Total operating expenses	$15,887	$9,049	76%	$31,904	$12,645	152%

Research and Development

For the three months ended June 30, 2021, research and development expenses increased by $5.6 million, or 110%, compared to the three months ended June 30, 2020, and for the six months ended June 30, 2021, they increased by $14.2 million, or 213%, compared to the six months ended June 30, 2020. The increase in both periods is primarily due to preclinical, manufacturing and clinical expenses related to our COVID-19 and norovirus vaccine candidates and increased personnel costs and facilities allocation related to headcount increases.

We expect that research and development expenses will continue to be higher in 2021 than in 2020 as we expect significant expenditures on manufacturing and clinical trials for our COVID-19 and norovirus vaccine candidates.

General and Administrative

For the three months ended June 30, 2021, general and administrative expenses increased by $1.3 million, or 32%, compared to the corresponding period in 2020. The principal reasons are the non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board, additional directors and officers liability insurance costs, higher professional costs and increased personnel costs and facilities allocation, in line with our corporate growth, partially offset by a reduction in stock-based compensation expense not related to award modifications, lower net legal fees due to reimbursements and the absence of severance expenses for our former Chief Executive Officer.

For the six months ended June 30, 2021, general and administrative expenses increased by $5.2 million, or 88%, compared to the corresponding period in 2020. The principal reasons are the non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board, additional directors and officers liability insurance costs, higher legal fees and other professional costs and increased personnel costs, recruitment costs and facilities allocation, in line with our corporate growth, partially offset by the absence of severance expenses for our former Chief Executive Officer and a reduction in stock-based compensation expense not related to award modifications.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Interest income	$23	$23	—%	$32	$64	(50)%
Non-cash interest expense related to sale of future royalties	(334)	(446)	(25)%	(800)	(937)	(15)%
Foreign exchange loss, net	—	(2)	(100)%	(1)	(2)	(50)%
Net non-operating income and (expenses)	$(311)	$(425)	(27)%	$(769)	$(875)	(12)%

For the three months ended June 30, 2021, we recorded net non-operating expenses of $311,000, a 27% decrease from the $425,000 recorded in the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded net non-operating expenses of $769,000, a 12% decrease from the $875,000 recorded in the six months ended June 30, 2020.

Interest income decreased in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, despite higher cash and investment balances, because rates of interest were lower. Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, decreased in both the three and six months ended June 30, 2021, compared to the respective corresponding periods in the prior year, as the outstanding balance due to HCRP has been paid down and, effective April 1, 2021, the imputed interest rate decreased.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Foreign withholding tax on royalty revenue	$5	$12	(58)%	$30	$152	(80)%
Foreign taxes payable on intercompany interest	20	13	54%	33	26	27%
State income taxes	5	1	400%	5	1	400%
Provision for income taxes	$30	$26	15%	$68	$179	(62)%

The provision for income taxes comprises $30,000 and $26,000 in the three months ended June 30, 2021 and 2020, respectively. The majority of the charge relates to interest on an intercompany loan from a foreign subsidiary on which the balance due has increased.

The provision for income taxes comprises $68,000 and $179,000 in the six months ended June 30, 2021 and 2020, respectively. A significant portion of the charge represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The decrease arose because Inavir royalties, net of withholding tax, including the portion that we pass through to HCRP, fell from $2.9 million in the six months ended June 30, 2020, to $575,000 in the six months ended June 30, 2021. In addition, we incur charges relating to interest on our intercompany loan from a foreign subsidiary and U.S. state income taxes.

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

As of June 30, 2021, we had approximately $198.9 million of cash, cash equivalents and liquid investments. There was still approximately $131 million in net proceeds available to us under the Sales Agreement.

We believe our existing funds are sufficient to fund us well into the second half of 2022 and possibly beyond. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(29,751)	$(3,729)
Net cash used in investing activities	(36,508)	(10)
Net cash provided by financing activities	104,655	34,601

Net increase in cash and cash equivalents	$38,396	$30,862

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the six months ended June 30, 2021 and 2020, in the amounts of $29.8 million and $3.7 million, respectively. The cash used in operating activities in the six months ended June 30, 2021, was due to cash used to fund a net loss of $32.1 million and an increase in working capital of $3.5 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $5.8 million. The cash used in operating activities in the six months ended June 30, 2020, was due to cash used to fund a net loss of $10.3 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.3 million and a decrease in working capital of $4.3 million.

Net Cash Used in Investing Activities

In the six months ended June 30, 2021, we used $33.7 million to purchase marketable securities, net of maturities. We used $2.8 million and $13,000 to purchase property and equipment in the six months ended June 30, 2021 and 2020, respectively. We received cash of $3,000 for the sale of equipment in the six months ended June 30, 2020.

Net Cash Provided by Financing Activities

In the six months ended June 30, 2021, we received $101.9 million from the sale of common stock under the Sales Agreement that began in October 2020 and $2.8 million from the exercise of common stock warrants and stock options. In the six months ended June 30, 2020, we received $9.2 million from the sale of common stock and warrants in a registered direct offering, $24.8 million from the exercise of common stock warrants and stock options, and net proceeds of $652,000 from the disgorgement of related party short-swing profits.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 30, 2021 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$20,782	$3,150	$6,118	$5,275	$6,239
Operating Leases	7,385	2,272	3,176	1,937	—
Purchase Obligations	28,915	16,620	12,295	—	—
Total	$57,082	$22,042	$21,589	$7,212	$6,239

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2021, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of June 30, 2021, we had cash, cash equivalents and investments of approximately $198.9 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

Exchange Rate Sensitivity

Our royalty revenue, which is calculated in U.S. dollars, is based on sales in Japanese yen, so a 1% increase in the strength of the U.S. dollar against the yen would lead to a 1% reduction in royalty revenue. Presently, we are not retaining any cash related to our income from royalties and all of our other revenue, and substantially all of our expenses, assets and liabilities, are denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses recently and consider our exposure to exchange rate fluctuations to be insignificant.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the Securities and Exchange Commission on February 25, 2021, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factor described below, when evaluating our business and our prospects. Other than as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are currently engaged in an ongoing opposition proceeding of a Vaxart European patent in the European Patent Office. If we are not successful in these proceedings, we may not be able to prevent others in Europe from copying some of our product candidates for as long as we otherwise would if the European patent is upheld.

We are currently engaged in an ongoing opposition proceeding of one of our European patents in the European Patent Office. European Patent No. 3307239, which has claims directed to vaccine compositions for norovirus and Respiratory Syncytial Virus (“RSV”), was opposed in the European Patent Office. The ultimate outcome of the opposition remains uncertain. If Vaxart is not ultimately successful in the proceedings, it may not be able to prevent others from copying its norovirus and RSV products in some or all European countries for as long as it otherwise might be able to if the patent’s validity is upheld in the opposition. If the opposed European patent is partially or fully revoked by the European Patent Office, competitors may be able to sell competing vaccines for norovirus or RSV earlier without Vaxart being able to assert patents against them. Vaxart has another patent in Europe that covers its norovirus and RSV products, but lack of success in the opposition would prevent us from extending that patent protection out to 2036.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1	2019 Equity Incentive Plan, as amended	Form 8-K	001-35285	10.1	June 21, 2021

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

VAXART, INC.

Dated: August 5, 2021	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)