Form 10-Q
period 2021-09-30
Vaxart, Inc.
filed 2021-11-04
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The Registrant had 125,496,066 shares of common stock, $0.0001 par value, outstanding as of November 3, 2021.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$167,231	$126,870
Short-term investments	20,438	—
Accounts receivable	190	334
Prepaid expenses and other current assets	4,441	1,327

Total current assets	192,300	128,531

Long-term investments	16,282	—
Property and equipment, net	5,427	1,480
Right-of-use assets, net	12,237	6,838
Intangible assets, net	14,062	15,361
Other long-term assets	828	372

Total assets	$241,136	$152,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,745	$2,133
Current portion of operating lease liability	1,345	2,052
Current portion of liability related to sale of future royalties	3,118	2,779
Other accrued liabilities	4,387	4,799

Total current liabilities	12,595	11,763

Operating lease liability, net of current portion	11,397	5,156
Liability related to sale of future royalties, net of current portion	12,040	12,150
Other long-term liabilities	156	109

Total liabilities	36,188	29,178

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 125,294,816 and 110,271,093 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	11
Additional paid-in capital	403,525	272,274
Accumulated deficit	(198,587)	(148,881)
Accumulated other comprehensive loss	(3)	—

Total stockholders’ equity	204,948	123,404

Total liabilities and stockholders’ equity	$241,136	$152,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Revenue from customer service contracts	$—	$2	$13	$193
Royalty revenue	—	—	—	2,962
Non-cash royalty revenue related to sale of future royalties	200	263	805	535

Total revenue	200	265	818	3,690

Operating expenses:
Research and development	12,409	4,616	33,219	11,272
General and administrative	5,042	4,190	16,136	10,076
Restructuring costs	—	(952)	—	(849)

Total operating expenses	17,451	7,854	49,355	20,499

Operating loss	(17,251)	(7,589)	(48,537)	(16,809)

Other income and (expenses):
Interest income	26	5	58	69
Non-cash interest expense related to sale of future royalties	(337)	(464)	(1,137)	(1,401)
Foreign exchange loss, net	—	(11)	(1)	(13)

Loss before income taxes	(17,562)	(8,059)	(49,617)	(18,154)

Provision for income taxes	21	26	89	205

Net loss	$(17,583)	$(8,085)	$(49,706)	$(18,359)

Net loss per share - basic and diluted	$(0.14)	$(0.08)	$(0.41)	$(0.23)

Shares used to compute net loss per share - basic and diluted	123,984,141	107,718,578	120,110,780	81,121,045

Comprehensive loss:
Net loss	$(17,583)	$(8,085)	$(49,706)	$(18,359)
Unrealized gains (losses) on available-for-sale investments	6	—	(3)	—
Comprehensive loss	$(17,577)	$(8,085)	$(49,709)	$(18,359)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended September 30, 2021

Balances as of June 30, 2021	122,814,467	$12	$380,783	$(181,004)	$(9)	$199,782

Issuance of common stock under October 2020 ATM, net of offering costs of $746	2,280,931	1	20,295	—	—	20,296

Issuance of common stock upon exercise of stock options	199,418	—	348	—	—	348

Stock-based compensation	—	—	2,099	—	—	2,099

Unrealized gains on available-for-sale investments	—	—	—	—	6	6

Net loss	—	—	—	(17,583)	—	(17,583)

Balances as of September 30, 2021	125,294,816	$13	$403,525	$(198,587)	$(3)	$204,948

Nine Months Ended September 30, 2021

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2020 ATM, net of offering costs of $5,752	13,239,839	2	122,208	—	—	122,210

Issuance of common stock upon exercise of common stock warrants	1,012,540	—	1,849	—	—	1,849

Issuance of common stock upon exercise of stock options	771,344	—	1,240	—	—	1,240

Stock-based compensation	—	—	5,954	—	—	5,954

Unrealized losses on available-for-sale investments	—	—	—	—	(3)	(3)

Net loss	—	—	—	(49,706)	—	(49,706)

Balances as of September 30, 2021	125,294,816	$13	$403,525	$(198,587)	$(3)	$204,948

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

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(49,706)	$(18,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,010	1,846
Accretion of premium on investments	55	—
Stock-based compensation	5,954	3,871
Non-cash interest expense related to sale of future royalties	1,137	1,401
Non-cash revenue related to sale of future royalties	(908)	(3,027)
Change in operating assets and liabilities:
Accounts receivable	144	3,369
Prepaid expenses and other assets	(3,570)	(1,384)
Accounts payable	1,483	810
Other accrued liabilities	(1,617)	(1,511)

Net cash used in operating activities	(44,018)	(12,984)

Cash flows from investing activities:
Purchase of property and equipment	(4,142)	(321)
Proceeds from sale of equipment	—	3
Purchases of investments	(41,278)	—
Proceeds from maturities of investments	4,500	—

Net cash used in investing activities	(40,920)	(318)

Cash flows from financing activities:
Net proceeds from issuance of securities in registered direct offering	—	9,175
Net proceeds from issuance of common stock through ATM facilities	122,210	97,034
Proceeds from issuance of common stock upon exercise of common stock warrants	1,849	25,951
Proceeds from issuance of common stock upon exercise of stock options	1,240	402
Disgorgement of short-swing profits, net of costs	—	652

Net cash provided by financing activities	125,299	133,214

Net increase in cash and cash equivalents	40,361	119,912

Cash and cash equivalents at beginning of the period	126,870	13,526

Cash and cash equivalents at end of the period	$167,231	$133,438

Supplemental disclosure of non-cash financing activity:
Issuance of warrants to placement agent’s representatives	$—	$453
Operating lease liabilities arising from obtaining right-of-use assets	$6,939	$1,022
Lease-related assets and liabilities derecognized on early termination and modification of leases	$235	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$289	$213

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

On October 13, 2020, the Company entered into the Open Market Sale Agreement, (the “October 2020 ATM”) pursuant to which it could offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $250 million. The Company incurred direct expenses of approximately $0.3 million in connection with filing a prospectus supplement, dated October 13, 2020, with the U.S. Securities and Exchange Commission (the “SEC”), and paid sales commissions of up to 4.5% of gross proceeds from the sale of shares. As of December 31, 2020, the Company had sold 692,651 shares for gross proceeds of $5.5 million which, after deducting sales commissions and expenses, resulted in net proceeds under the October 2020 ATM of $4.9 million in 2020.

In the nine months ended September 30, 2021, the Company sold an additional 13,239,839 shares under the October 2020 ATM for gross proceeds of $127.9 million which, after deducting sales commissions and expenses, resulted in net proceeds under the October 2020 ATM of $122.2 million. As of  September 30, 2021, a total of 13,932,490 shares had been issued and sold under the October 2020 ATM since its inception for gross proceeds of $133.4 million which, after deducting sales commissions and expenses, resulted in net proceeds of $127.1 million.

On September 13, 2021, the October 2020 ATM was terminated and on September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company incurred direct expenses of approximately $0.2 million in connection with filing a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of  September 30, 2021, no shares had been issued under the September 2021 ATM.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and available-for-sale investments. The Company places its cash, cash equivalents and available-for-sale investments at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent such amounts are in excess of the federally insured limits. The Company has not experienced any losses on its deposits since inception.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of September 30, 2021 and  December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2021
Recurring financial assets:
Money market funds	$73,276	$—	$—	$73,276
U.S. Treasury securities	—	23,022	—	23,022
Commercial paper	—	7,192	—	7,192
Corporate debt securities	—	6,506	—	6,506
Total	$73,276	$36,720	$—	$109,996

	Level 1	Level 2	Level 3	Total
December 31, 2020
Recurring financial assets:
Money market funds	$60,005	$—	$—	$60,005
Total	$60,005	$—	$—	$60,005

The Company held no recurring financial liabilities as of  September 30, 2021 or December 31, 2020, or in the nine months ended September 30, 2021 or 2020.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
September 30, 2021
Cash at banks	$93,955	$—	$—	$93,955	$93,955	$—	$—
Money market funds	73,276	—	—	73,276	73,276	—	—
U.S. Treasury securities	23,025	—	(3)	23,022	—	9,997	13,025
Commercial paper	7,192	—	—	7,192	—	7,192	—
Corporate debt securities	6,506	—	—	6,506	—	3,249	3,257
Total	$203,954	$—	$(3)	$203,951	$167,231	$20,438	$16,282

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2020
Cash at banks	$66,865	$—	$—	$66,865	$66,865	$—	$—
Money market funds	60,005	—	—	60,005	60,005	—	—
Total	$126,870	$—	$—	$126,870	$126,870	$—	$—

(b)	Accounts Receivable

Accounts receivable comprises royalties receivable of $190,000 and $334,000 as of September 30, 2021 and December 31, 2020, respectively. The Company has provided no allowance for uncollectible accounts as of  September 30, 2021 and December 31, 2020.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Laboratory equipment	$3,389	$1,759
Office and computer equipment	382	294
Leasehold improvements	1,057	—
Construction in progress	1,578	—
Total property and equipment	6,406	2,053
Less: accumulated depreciation	(979)	(573)
Property and equipment, net	$5,427	$1,480

Depreciation expense was $211,000 and $34,000 for the three months ended September 30, 2021 and 2020, respectively, and $406,000 and $78,000 for the nine months ended September 30, 2021 and 2020, respectively. There were no impairments of the Company’s property and equipment recorded in the nine months ended September 30, 2021 or 2020.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020

Facilities	$12,237	$6,836
Office equipment	—	2
Right-of-use assets, net	$12,237	$6,838

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of September 30, 2021, developed technology and intellectual property had remaining lives of 8.1 and 6.25 years, respectively. Intangible assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Developed technology	$20,300	$20,300
Intellectual property	80	80
Total cost	20,380	20,380
Less: accumulated amortization	(6,318)	(5,019)
Intangible assets, net	$14,062	$15,361

Total amortization expense for the three months ended September 30, 2021 and 2020, was $433,000, and for the nine months ended September 30, 2021 and 2020, was $1.3 million. As of September 30, 2021, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2021 (three months remaining)	$433
2022	1,731
2023	1,732
2024	1,732
2025	1,731
Thereafter	6,703
Total	$14,062

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Accrued compensation	$2,084	$1,618
Accrued clinical and manufacturing expenses	725	1,772
Accrued professional and consulting services	782	777
Other liabilities, current portion	796	632
Total	$4,387	$4,799

NOTE 5.  Revenue

Service Contracts with Customers

Contract Balances.  As of  September 30, 2021 and December 31, 2020, there were no accounts receivable related to service contracts with customers. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of  September 30, 2021 and December 31, 2020, were nil and $219,000, respectively, which are included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of  September 30, 2021 and December 31, 2020, there was no deferred revenue and the aggregate amount of RPO was nil and $13,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Royalty Agreements

Aviragen entered into a royalty-generating research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. All of the Company’s Relenza patents have expired, with the last remaining patent expiring in July 2019 in Japan, at which time royalty revenue ceased, although until April 30, 2020, it remained subject to adjustments for sales returns and exchange rate differences. There was no royalty revenue related to Relenza recognized in the nine months ended September 30, 2021, and in the nine months ended September 30, 2020, the Company recognized revenue of $193,000, all in the three months ended June 30, 2020.

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in the nine months ended September 30, 2021 and 2020, was nil and $2.8 million, respectively. In addition, the Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $200,000 and $263,000 in the three months ended September 30, 2021 and 2020, respectively, and $805,000 and $535,000 in the nine months ended September 30, 2021 and 2020, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $10,000 and $13,000 was included in income tax expense in the three months ended September 30, 2021 and 2020, respectively, and $40,000 and $165,000 was included in income tax expense in the nine months ended September 30, 2021 and 2020, respectively.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2021 (in thousands):

Total liability related to sale of future royalties, start of period	$14,929
Non-cash royalty revenue paid to HCRP	(908)
Non-cash interest expense recognized	1,137
Total liability related to sale of future royalties, end of period	15,158
Current portion	(3,118)
Long-term portion	$12,040

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has the right of use for office and manufacturing facilities under five operating lease agreements with initial terms exceeding one year, and has two operating lease agreements for manufacturing facilities and one for manufacturing equipment with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been extended until March 31, 2029, with an option to extend for an additional eight years. Further, the Company obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminated on  February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. In addition, the Company has the right of use of a facility located in South San Francisco, California, under a lease that, following a one-year extension, now terminates on July 31, 2022, with no extension option. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company has also identified an embedded lease for the rental of facilities in Burlingame, California, within a Statement of Work for the manufacture of bulk vaccine product that is expected to be completed in 2022, and short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin.

As of September 30, 2021, the weighted average discount rate for operating leases with initial terms of more than one year was 9.26% and the weighted average remaining term of these leases was 7.17 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease commenced or was extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  September 30, 2021 (in thousands):

Year Ending December 31,
2021 (three months remaining)	$556
2022	2,256
2023	1,773
2024	1,835
2025	2,145
Thereafter	9,622
Undiscounted total	18,187
Less: imputed interest	(5,445)
Present value of future minimum payments	12,742
Current portion of operating lease liability	(1,345)
Operating lease liability, net of current portion	$11,397

The Company presently has no finance leases and future obligations of $16,000 under an operating lease for equipment with an initial term of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and nine months ended September 30, 2021 and 2020, are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$651	$235	$1,824	$636
Short-term lease cost	101	4	232	10
Variable lease cost	313	29	937	53
Sublease income	—	(54)	(36)	(163)
Total lease cost	$1,065	$214	$2,957	$536

Net cash outflows associated with operating leases totaled $970,000 and $243,000 in the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $717,000 in the nine months ended September 30, 2021 and 2020, respectively.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. Commitments and Contingencies

(a)	Purchase Commitments

As of September 30, 2021, the Company had approximately $18.2 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7 and a further commitment for an operating lease with rental payments totaling $14.9 million payable by March 31, 2029, which has been executed but has not yet commenced.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020, and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. On March 15, 2021, the court sustained demurrers to the second amended complaint, without prejudice to file a further amended complaint. A third amended complaint was filed on June 11, 2021. The third amended complaint names certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The complaint challenges certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020; certain alleged statements and omissions made in the Company’s April 24, 2020 proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The third amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On August 31, 2021, all defendants filed their respective demurrers to the third amended complaint, which remains pending.

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In August and September 2020, two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California. The first, entitled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020. The second action, entitled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (together, the “Putative Class Action”). By Order dated September 17, 2020, the two actions were deemed related; lead plaintiffs and lead plaintiffs’ counsel were subsequently appointed on December 9, 2020. On January 29, 2021, the lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed a first amended consolidated complaint. The first amended consolidated complaint names as defendants certain of Vaxart’s current and former executive officers and directors, as well as Armistice. It claims three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The first amended consolidated complaint alleges that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint seeks to be certified as a class action for similarly situated shareholders and seeks, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. The motion is pending.

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

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California entitled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”). This complaint is nearly identical to an earlier version of a complaint filed in the Putative Class Actions, naming the same defendants, certain of Vaxart’s current and former executive officers and directors and Armistice, and asserting identical legal claims relating to the same factual allegations. The complaint asserts two violations of federal civil securities laws, violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 as against all defendants, and violation of Section 20(a) of the Exchange Act as against the individual defendants. The Opt-Out Action alleges that the defendants violated securities laws by misstating and omitting information regarding the Company’s development of a Covid-19 vaccine as well as its OWS involvement to deceive the investing public and inflate Vaxart’s stock price. The Opt-Out Action has been stayed pending resolution of the Putative Class Actions.

On February 4, 2021, a purported shareholder, Stephen Barker, commenced a lawsuit in the Delaware Court of Chancery entitled Barker v. Vaxart, Inc. et al. The complaint named as defendants the Company and its then-current board of directors. The complaint asserted a single claim seeking a declaration that one of the Company’s bylaws, which required a supermajority vote to remove a Company director from office, violated Delaware General Corporate Law Section 141(k). On May 14, 2021, the Court entered an Order voluntarily dismissing the action as moot.

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

No amounts have been accrued because the Company’s management does not presently believe that any loss is probable and it is not possible to reasonably estimate the loss, or range of losses, if any, that may result from any of the ongoing litigation. The Company’s legal costs incurred in its defense against these claims are expensed as incurred.

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

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2021, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2021	December 31, 2020

Options issued and outstanding	9,553,758	6,813,033
Available for future grants of equity awards	6,562,742	1,230,863
Common stock warrants	232,434	1,244,974
Total	16,348,934	9,288,870

(c)	Warrants

The following warrants were outstanding as of September 30, 2021, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders (a “Plan Amendment”) on June 8, 2020, to 8,000,000, and by a Plan Amendment on June 16, 2021, to 16,900,000. Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that are forfeited or canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

A summary of stock option transactions in the nine months ended September 30, 2021, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2021	1,230,863	6,813,033	$2.70
2019 Plan Amendment	8,900,000	—	$—
Granted	(4,122,438)	4,122,438	$7.24
Exercised	—	(771,344)	$1.61
Forfeited	554,317	(574,054)	$2.44
Canceled	—	(36,315)	$8.42

Balance at September 30, 2021	6,562,742	9,553,758	$4.74

As of September 30, 2021, there were 9,553,758 options outstanding with a weighted average exercise price of $4.74, a weighted average remaining term of 8.55 years and an aggregate intrinsic value of $32.1 million. Of these options, 3,665,542 were vested, with a weighted average exercise price of $2.67, a weighted average remaining term of 7.27 years and an aggregate intrinsic value of $20.1 million. The Company received $1.2 million for the 771,344 options exercised during the nine months ended September 30, 2021, which had an intrinsic value of $4.6 million, and received $402,000 for the 305,179 options exercised during the nine months ended September 30, 2020, which had an intrinsic value of $1.6 million.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2021 and 2020, was $6.67 and $1.98, respectively. Their fair values were estimated using the following assumptions:

Nine Months Ended September 30,
	2021	2020

Risk-free interest rate	0.91% - 1.19%	0.40% - 0.88%
Expected term (in years)	5.44 - 6.08	5.22 - 10.00
Expected volatility	122% - 131%	94% - 108%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	$1,206	$268	$2,429	$1,405
General and administrative	893	647	3,525	2,466
Total stock-based compensation	$2,099	$915	$5,954	$3,871

Effective June 16, 2021, the Company modified the terms of outstanding options awarded to its former Chairman of the Board, Wouter W. Latour, such that the vesting of 100,000 options that would otherwise have been forfeited was accelerated. Further, the post-termination exercise period for all his vested and outstanding options as of the termination date was extended from three months to the earlier of the expiry of their ten-year term and June 16, 2023. The Company recorded a charge for the incremental increase in fair value of $1.3 million, which was included in stock-based compensation expense within general and administrative expenses in the three months ended June 30, 2021.

As of September 30, 2021, the unrecognized stock-based compensation cost related to outstanding unvested stock options was $25.8 million, which the Company expects to recognize over an estimated weighted average period of 3.08 years.

NOTE 11.  Related Party Transaction

In April 2020 the Company recorded a net amount of $652,000 related to the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the condensed consolidated balance sheet.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 12.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(17,583)	$(8,085)	$(49,706)	$(18,359)

Shares used to compute net loss per share – basic and diluted	123,984,141	107,718,578	120,110,780	81,121,045

Net loss per share – basic and diluted	$(0.14)	$(0.08)	$(0.41)	$(0.23)

No adjustment has been made to the net loss in the three and nine months ended September 30, 2021 or 2020, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Options to purchase common stock	8,464,753	6,335,797	7,683,510	3,596,816

Performance-based restricted stock units	—	411,000	—	286,500

Warrants to purchase common stock	232,434	1,383,026	413,121	19,275,277

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	8,697,187	8,129,823	8,096,631	23,158,593

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

For the current Good Manufacturing Practice (“cGMP”) manufacturing of our candidate vaccines we are using both internal capacity and third-party manufacturers. In addition, we are developing the vaccine programs currently in our pipeline, including the SARS-CoV-2 vaccine program, the norovirus vaccine program, our seasonal flu vaccine, and the Universal Influenza vaccine collaboration with Janssen Vaccines & Prevention B.V. (“Janssen”) while also exploring partnership opportunities. Pending licensing, partnering or collaboration agreements, our RSV and HPV programs are currently on hold.

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

Business Update Regarding COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting employers, employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the continuing severity and magnitude of the COVID-19 pandemic will directly or indirectly impact our business, operations and financial condition will depend on future developments that remain highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including its variants, the actions taken to contain it or treat its impact, the success of worldwide vaccination efforts and the economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future. However, we continue to assess the potential impact of the COVID-19 pandemic and the development of other competing COVID-19 vaccines on our business and operations, including our expenses, supply chain and clinical trials. Our partners have mostly continued to operate their facilities at or near normal levels. While we currently do not anticipate any interruptions in our operations, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our operations and/or the operations of our third-party suppliers and partners. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 pandemic may also be slowed or reversed by a number of factors, including the emergence of new variants which are more contagious.

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

According to the U.S. Centers for Disease Control and Prevention (the “CDC”), an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China, in late 2019 and rapidly spread worldwide. By November 3, 2021, more than 248 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 46.1 million infections and 746,000 deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread, particularly among the unvaccinated population, and remains a public health threat, not least due to the emergence of new variants.

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had cleared our Investigational New Drug (“IND”) application to allow initiation of human clinical testing. On October 13, 2020, we announced that Phase 1 clinical testing had commenced and on February 3, 2021, we announced the preliminary results of the trial. The study achieved both its primary and secondary endpoints of safety and immunogenicity, respectively. We announced in February 2021 that we would evaluate vaccine candidates that contain just the Spike protein, and different variant-specific vaccines in research. After preclinical evaluations (including in non-human primate studies) showed that an improved antibody response could be achieved with a new vaccine candidate that expressed just the Spike protein, we decided to move this candidate forward for clinical evaluation. This new vaccine candidate, VXA-CoV2-1.1-S, was also able to elicit antibody responses against human coronavirus strain variants such as Beta (first identified in South Africa) and Delta (first identified in India) in animals. Further, this new vaccine candidate was tested in a vaccine breakthrough/transmission model led by Duke University and found to inhibit aerosol transmission to vaccine-naïve animals better than an injected S-protein-based vaccine candidate. These results were published in bioRxiv in October 2021.

A new IND was filed for this S-only vaccine candidate in June 2021 and was cleared by the FDA in July 2021. We initiated human trials with this candidate in a Phase 2a study in October 2021, with approximately 896 participants enrolled in a two-part study. The first part will enroll 48 participants aged 18 to 55 and 48 participants aged 56 to 75 years old, to further evaluate safety and immunogenicity and to assess optimal dosage. The second part of the study will enroll approximately 800 subjects aged 18 to 75 years old. Further, half the subjects in the trial will have already received an mRNA vaccine to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity.

●	Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, may better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described in the “Seasonal Influenza Vaccine” section below. Early in 2021 we resumed this program by adding a boost dose more than 12 months after their initial dose in participants that were enrolled in the bivalent Phase 1b norovirus trial. We began a Phase 1b placebo-controlled dose ranging study in healthy elderly adults aged 55 to 80 years old in May 2021. Study enrollment is nearing completion; sample analyses to support database lock is expected in late 2021. Topline data for this trial is expected early in 2022. Lastly, a Phase 1b open-label, boost optimization study evaluating the effectiveness of boosting at different timepoints has completed enrollment and all subjects have completed visits and assessments for the study’s primary objectives. Data analysis is underway and topline results are expected before the end of 2021.

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

Having suspended our norovirus program in late 2019, we resumed clinical development of our norovirus vaccine candidate in October 2020. We have completed the boost phase (second dose after more than one year) in the Phase 1b bivalent study and recently initiated conduct of a placebo-controlled, dose ranging study in elderly adult subjects and a boost (second dose) schedule optimization study in young adults. In results announced on July 29, 2021, we showed that we were able to successfully boost immune responses with the G1.1 norovirus tablets. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. Currently, we are planning a Phase 2 safety and dose confirmation study with Vaxart’s bivalent norovirus vaccine in subjects aged 18 years and older and considering the feasibility of conducting a Phase 2 norovirus challenge study in parallel with the Phase 2 dose confirmation study. These sets of studies would form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We earned revenue from a fixed price service contract, as amended, for a total of $617,000, which we completed in the first three months of 2021.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
External program costs:
COVID-19 program	$1,860	$1,436	$8,020	$3,301
Norovirus program	1,202	215	2,746	475
All other programs	—	—	—	7
Preclinical research	870	323	1,811	695
Process development	386	90	1,680	136
Total external costs	4,318	2,064	14,257	4,614
Internal costs	8,091	2,552	18,962	6,658
Total research and development	$12,409	$4,616	$33,219	$11,272

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

Revenue	$200	$265	(25)%	$818	$3,690	(78)%

Operating expenses	17,451	7,854	122%	49,355	20,499	141%

Operating loss	(17,251)	(7,589)	127%	(48,537)	(16,809)	189%

Other income and (expenses)	(311)	(470)	(34)%	(1,080)	(1,345)	(20)%

Loss before income taxes	(17,562)	(8,059)	118%	(49,617)	(18,154)	173%

Provision for income taxes	21	26	(19)%	89	205	(57)%

Net loss	$(17,583)	$(8,085)	117%	$(49,706)	$(18,359)	171%

Total Revenue

The following table summarizes our revenues for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenue from customer service contracts	$—	$2	(100)%	$13	$193	(93)%
Royalty revenue	—	—	N/A	—	2,962	(100)%
Non-cash royalty revenue related to sale of future royalties	200	263	(24)%	805	535	50%
Total revenue	$200	$265	(25)%	$818	$3,690	(78)%

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 in the nine months ended September 30, 2021, all in the first quarter, and $2,000 and $193,000 in the three and nine months ended September 30, 2020, respectively. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Royalty Revenue

For the three months ended September 30, 2021 and 2020 we earned no royalty revenue. For the nine months ended September 30, 2021, we earned no royalty revenue, compared to $3.0 million earned in the nine months ended September 30, 2020, $2.8 million of which related to Inavir and was earned in the three months ended March 31, 2020, with the remainder related to Relenza, for which we are no longer entitled to receive royalties. We do not recognize any royalty revenue from sales of Inavir until the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in the year ended March 31, 2021, because net royalties were only $1.3 million, compared to $6.4 million in the year ended March 31, 2020. We believe this 80% decrease is primarily because social distancing, mask wearing and increased influenza vaccination rates due to the COVID-19 pandemic have caused the number of influenza infections to decline. Due to the unpredictability of the impact of COVID-19 on future flu seasons we are unable to forecast the amount of royalty revenue, if any, that we will earn in the future.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended September 30, 2021, non-cash royalty revenue related to sale of future royalties was $200,000, compared to $263,000 in the three months ended September 30, 2020, the decrease being due to a reduction in sales of Inavir in Japan. For the nine months ended September 30, 2021, non-cash royalty revenue related to sale of future royalties was $805,000, compared to $535,000 in the nine months ended September 30, 2020. The increase is due to a ceiling of $3.3 million that may be earned in years ending on March 31, and for the year ended March 31, 2020, we recognized all but $34,000 of this in the nine months ended December 31, 2019, whereas in the year ended March 31, 2021, total royalty revenue from Inavir sales was only $1.3 million, including $493,000 in the three months ended March 31, 2021, all of which was recognized as non-cash royalty revenue.

Total Operating Expenses

The following table presents our operating expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$12,409	$4,616	169%	$33,219	$11,272	195%
General and administrative	5,042	4,190	20%	16,136	10,076	60%
Restructuring costs	—	(952)	(100)%	—	(849)	(100)%
Total operating expenses	$17,451	$7,854	122%	$49,355	$20,499	141%

Research and Development

For the three months ended September 30,2021, research and development expenses increased by $7.8 million, or 169%, compared to the three months ended September 30,2020, and for the nine months ended September 30, 2021, they increased by $21.9 million, or 195%, compared to the nine months ended September 30, 2020. The increase in both periods is primarily due to preclinical, manufacturing and clinical expenses related to our COVID-19 and norovirus vaccine candidates and increased personnel costs, including stock-based compensation, and facilities allocation related to headcount increases.

We expect that research and development expenses will be significantly higher in 2021 and beyond than in 2020 as we continue to increase our headcount and incur significant expenditures on manufacturing and clinical trials for our COVID-19 and norovirus vaccine candidates.

General and Administrative

For the three months ended September 30, 2021, general and administrative expenses increased by $852,000, or 20%, compared to the corresponding period in 2020. The principal reasons are higher professional fees other than attorney costs, increased personnel costs and facilities allocation in line with our corporate growth and additional directors and officers liability insurance costs, partially offset by a reduction in net legal fees, mainly due to reimbursements.

For the nine months ended September 30, 2021, general and administrative expenses increased by $6.1 million, or 60%, compared to the corresponding period in 2020. The principal reasons are higher legal fees and other professional costs, additional directors and officers liability insurance costs, the non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board and increased personnel costs, facilities allocation and recruitment costs, in line with our corporate growth, partially offset by the absence of severance expenses for our former Chief Executive Officer.

Restructuring Costs

The net reversal of restructuring costs in the three months ended September 30, 2020, relates to the settlement for less than the maximum amount potentially payable for a manufacturing work order that we suspended in conjunction with our restructuring at the end of 2019. In the nine months ended September 30, 2020, this was partially offset by legal fees and accretion costs. We have not incurred any charges related to restructuring since September 30, 2020, and do not expect any further adjustments.

Other Income and (Expenses)

The following table presents our non-operating income and expenses for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Interest income	$26	$5	420%	$58	$69	(16)%
Non-cash interest expense related to sale of future royalties	(337)	(464)	(27)%	(1,137)	(1,401)	(19)%
Foreign exchange loss, net	—	(11)	(100)%	(1)	(13)	(92)%
Net non-operating income and (expenses)	$(311)	$(470)	(34)%	$(1,080)	$(1,345)	(20)%

For the three months ended September 30, 2021, we recorded net non-operating expenses of $311,000, a 34% decrease from the $470,000 recorded in the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded net non-operating expenses of $1.1 million, a 20% decrease from the $1.3 million recorded in the nine months ended September 30, 2020.

Interest income decreased in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, despite higher cash and investment balances, because of lower interest rates, although rates did increase in the three months ended September 30, 2021. Non-cash interest expense related to sale of future royalties, which relates to accounting for amounts that will become payable to HCRP for royalty revenue earned from Inavir as debt, decreased in both the three and nine months ended September 30, 2021, compared to the respective corresponding periods in the prior year, as the outstanding balance due to HCRP has been paid down and, effective April 1, 2021, the imputed interest rate decreased.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Foreign withholding tax on royalty revenue	$10	$13	(23)%	$40	$165	(76)%
Foreign taxes payable on intercompany interest	15	13	15%	48	39	23%
State income taxes	(4)	—	N/A	1	1	—%
Provision for income taxes	$21	$26	(19)%	$89	$205	(57)%

The provision for income taxes comprises $21,000 and $26,000 in the three months ended September 30, 2021 and 2020, respectively. The majority of the charge relates to interest on an intercompany loan from a foreign subsidiary on which the balance due has increased.

The provision for income taxes comprises $89,000 and $205,000 in the nine months ended September 30, 2021 and 2020, respectively. A significant portion of the charge represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The decrease arose because Inavir royalties, net of withholding tax, including the portion that we pass through to HCRP, fell from $3.1 million in the nine months ended September 30, 2020, to $765,000 in the nine months ended September 30, 2021. In addition, we incur charges relating to interest on our intercompany loan from a foreign subsidiary and U.S. state income taxes.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements. In October 2020 we entered into an Open Market Sale Agreement (the “October 2020 ATM”), under which we could sell shares of our common stock having an aggregate offering price of up to $250 million. Having sold shares under the October 2020 ATM for aggregate gross proceeds of $133.4 million, we terminated the October 2020 ATM in September 2021 and entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. We will incur direct expenses and pay sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM.

As of September 30, 2021, we had approximately $204.0 million of cash, cash equivalents and liquid investments. There is approximately $96 million in net proceeds available to us under the September 2021 ATM.

We believe our existing funds are sufficient to fund us into 2023. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine product candidates. We may be able to fund certain activities with assistance from government programs including HHS BARDA. The sale of additional equity would result in additional dilution to our stockholders. We may also fund our operations through debt financing. Incurring debt would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

Net cash used in operating activities	$(44,018)	$(12,984)
Net cash used in investing activities	(40,920)	(318)
Net cash provided by financing activities	125,299	133,214

Net increase in cash and cash equivalents	$40,361	$119,912

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the nine months ended September 30, 2021 and 2020, in the amounts of $44.0 million and $13.0 million, respectively. The cash used in operating activities in the nine months ended September 30, 2021, was due to cash used to fund a net loss of $49.7 million and an increase in working capital of $3.6 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $9.3 million. The cash used in operating activities in the nine months ended September 30, 2020, was due to cash used to fund a net loss of $18.4 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.1 million and a decrease in working capital of $1.3 million.

Net Cash Used in Investing Activities

In the nine months ended September 30, 2021, we used $36.8 million to purchase marketable securities, net of maturities. We used $4.1 million and $321,000 to purchase property and equipment in the nine months ended September 30, 2021 and 2020, respectively. We received cash of $3,000 for the sale of equipment in the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2021, we received $122.2 million from the sale of common stock under the October 2020 ATM and $3.1 million from the exercise of common stock warrants and stock options. In the nine months ended September 30, 2020, we received $9.2 million from the sale of common stock and warrants in a registered direct offering in March, $97.0 million from the sale of common stock under an at-the-market facility in July, $26.4 million from the exercise of common stock warrants and stock options, and net proceeds of $652,000 from the disgorgement of related party short-swing profits.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 30, 2021 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$20,675	$3,118	$6,102	$5,261	$6,194
Operating Leases	33,078	3,335	7,540	8,987	13,216
Purchase Obligations	18,208	18,208	—	—	—
Total	$71,961	$24,661	$13,642	$14,248	$19,410

Long Term Debt, HCRP. Under an agreement executed in 2016, we are obligated to pay HCRP the first $3 million plus 15% of the next $1 million of royalty revenues that we earn for sales of Inavir in each year ending on March 31. See Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details.

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year, including a total of $14.9 million for one lease that has been executed but has not yet commenced. See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details of leases that have commenced.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2021, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of September 30, 2021, we had cash, cash equivalents and investments of approximately $204.0 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1	Controlled Equity Offering Sales Agreement dated September 15, 2021, by and among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	Form 8-K	001-35285	1.1	September 16, 2021

10.2	Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership	Form 8-K	001-35285	10.1	September 21, 2021

10.3	Second Amendment to Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Healthpeak Properties, Inc.	Form 8-K	001-35285	10.2	September 21, 2021

10.4 *	Offer Letter, dated August 16, 2021, by and between the Company and James Cummings MD

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

VAXART, INC.

Dated: November 4, 2021	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)