Form 10-K
period 2021-12-31
Vaxart, Inc.
filed 2022-02-24
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2021, based on the last reported sales price of the Registrant’s common stock of $7.49 per share, was $913,148,825. As of February 23, 2022, the registrant had a total of 125,810,393 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm on our business, results of operations, financial condition and the market price of our common stock. See our Summary of Risk Factors on page 49.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis), seasonal influenza and respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infections). We have completed a Phase 1 clinical trial for our first SARS CoV-2 vaccine candidate, that commenced in October 2020; the study met its primary and secondary endpoints. A Phase 2 study with our second-generation SARS CoV-2 vaccine candidate commenced dosing in October 2021 and is currently ongoing. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Additional Phase 1 studies with our norovirus vaccine are currently ongoing. Our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study, as published in 2020 (Lancet ID). In addition, we are in early development of our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

Our Product Pipeline

Fig. 1.  The following table outlines the status of our oral vaccine development programs:

We are developing the following tablet vaccine candidates, which are all based on our proprietary platform:

●

Coronavirus Vaccine. We are developing an oral tablet vaccine to protect against SARS-CoV-2 infection, the virus that causes COVID-19. We generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and evaluated them in preclinical models for their ability to generate both mucosal and systemic immune responses. Of particular interest will be the mucosal immune responses, as coronavirus is primarily an infection of the respiratory tract. We believe the logistical advantages of an oral vaccine that is administered using a convenient room temperature-stable tablet could be of critical benefit when rolling out a major public health vaccination campaign. Given the recent emergence of coronavirus strains with mutated S proteins that are considered more contagious than the original strain, serum antibodies from injected vaccines may not adequately protect against these SARS-CoV-2 variants over time, whereas a vaccine that is able to create cross-reactive mucosal antibodies and T cells against conserved epitopes may have significant advantages.

According to the CDC, an outbreak of COVID-19, caused by the virus SARS-CoV-2, began in Wuhan, China, in late 2019 and rapidly spread worldwide. By February 23, 2022, more than 429 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 78 million infections and 936,000 deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread, particularly among the unvaccinated population, and remains a public health threat, not least due to the emergence of new variants. The COVID-19 risk remains even greater in developing regions where vaccination rates still remain low.

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had cleared our Investigational New Drug (“IND”) application to allow initiation of human clinical testing of our first oral COVID-19 (S and N proteins) vaccine candidate VXA-CoV2-1. On October 13, 2020, we announced that Phase 1 clinical testing had commenced and on February 3, 2021, we announced the preliminary results of the trial. The study achieved both its primary and secondary endpoints of safety and immunogenicity, respectively. We announced in February 2021 that we would evaluate vaccine candidates that contain just the Spike protein, and different variant-specific vaccines in research. After preclinical evaluations (including in non-human primate studies) showed that an improved antibody response could be achieved with a new vaccine candidate that expressed just the Spike protein, we decided to move this candidate forward for clinical evaluation. This new vaccine candidate, VXA-CoV2-1.1-S, was also able to elicit antibody responses against human coronavirus strain variants such as Beta (first identified in South Africa) and Delta (first identified in India) in animals. Further, this new vaccine candidate was tested in a vaccine breakthrough/transmission model led by Duke University and found to inhibit aerosol transmission to vaccine-naïve animals better than an injected S-protein-based vaccine candidate. These results were published in bioRxiv in October 2021.

A new IND was filed for this S-only vaccine candidate in June 2021 and was cleared by the FDA in July 2021. We initiated dosing with this candidate in a Phase 2a clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study is currently underway and will enroll 48 participants aged 18 to 55 and 48 participants aged 56 to 75, to further evaluate safety and immunogenicity and to assess optimal dosage. Further, half the subjects in the trial will be prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects will be naïve to prior vaccinations. We expect data from this portion of the trial to be available during the first half of 2022. Upon dose selection from Part 1, the second part of the study will enroll approximately 800 subjects aged 18 to 75 and will test preliminary vaccine efficacy to protect against SARS-CoV-2 infection.

Additionally, international Phase 1b and Phase 2 COVID-19 trials, including a placebo-controlled efficacy trial in India, are anticipated to begin this year, though there can be no assurance that these trials will occur.

The first-generation vaccines seem to have varying levels of efficacy to emerging strains of COVID-19. The current selective pressure of strain adaptation has been in an environment of very low levels of a vaccinated public and strain change may increase in speed as the vaccinated population grows.

There was significant vaccine hesitancy reported before the vaccines were offered to the public and in some countries more than 50% of the population stated they would not take a COVID-19 vaccine. This vaccine hesitancy appears to be waning slightly as more people are being vaccinated without serious adverse events and may end up being similar to rates of vaccine hesitancy for other vaccines such as the influenza vaccine.

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

●

Norovirus Vaccine. We are developing an oral tablet vaccine for norovirus, a leading cause of acute gastroenteritis in the United States and Europe. Because norovirus infects the small intestine, we believe that our vaccine, which is designed to generate mucosal antibodies locally in the intestine in addition to systemic antibodies in the blood, may better protect against norovirus infection than an injectable vaccine. Clinical evidence that vaccines based on our platform technology can protect against infection is described in the “Seasonal Influenza Vaccine” section below. Early in 2021 we resumed the norovirus vaccine program by initiating three clinical studies. Firstly, in our placebo-controlled bivalent Phase 1b norovirus trial, which was originally initiated in 2018 and evaluated the safety, immunogenicity and interference with monovalent and bivalent vaccinations, we added a boost vaccine dose more than 12 months after their initial dose to evaluate the vaccine’s ability to elicit an immune response in prior vaccinated subjects. Secondly, we initiated a Phase 1b placebo-controlled dose ranging study in healthy elderly adults aged 55 to 80 years old in May 2021 to evaluate the safety and immunogenicity of the vaccine in older subjects. Study enrollment in this elderly subject study has completed and sample analyses to support database lock is underway with topline data expected in the first half of 2022. Lastly, we initiated a Phase 1b open-label, boost optimization study to evaluate the effectiveness of boosting with the vaccine at different timepoints, between 1 and 3 months. This study has completed enrollment and follow-up visits during the active phase of the trial. Data analysis is underway and topline results are expected before the end of the first quarter of 2022.

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

Importantly, Vaxart’s bivalent vaccine (GI.1 and GII.4 co-administered) demonstrated robust immunogenicity, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, when compared to 86% and 90%, respectively, for the two monovalent cohorts of the study. These results indicate that co-administration of the two vaccines, the intended approach for proceeding into phase 2 and 3 trials, shows no cross-interference, or reduction from the response observed with individual (monovalent) vaccine delivery.

As summarized above, we resumed clinical development of our norovirus vaccine candidate in late 2020 by planning the conduct of three clinical trials. In early 2021 we initiated dosing a subset of subjects (second dose after more than one year) in the Phase 1b bivalent study.   In results announced on July 29, 2021, we reported that we were able to successfully boost immune responses with the G1.1 norovirus tablets in prior vaccinated subjects. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. In mid-2021 we initiated conduct of a placebo-controlled, dose ranging study in elderly adult subjects aged 55 to 80 to evaluate the safety and immunogenicity of the vaccine in the older population.  This study has completed enrollment and study assessments through the active portion of the trial (4 weeks post last dose); sample analysis is currently underway with database lock and topline results expected in H1-2022.  Lastly, we also conducted an open-label trial to evaluate the optimal timing of boost administration in young adults in which 3 cohorts of subjects received their second dose (boost) at varying timepoints between 1 and 3 months post initial vaccination. This study was performed as data from trials with adenovirus vaccines indicate that boost administration at a later timepoint (e.g., 12 weeks) may offer a more robust immune response. This study has completed enrollment and study visits through the active phase; sample analysis is currently underway with database lock and topline results expected in Q1-2022.

Within 2022, we plan to initiate Phase 2 clinical trials with our norovirus vaccines.  The first trial, which has recently been initiated, is a Phase 2 norovirus challenge study which will evaluate safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine against placebo control post viral challenge. The second clinical trial to be initiated will be a Phase 2 multi-center, placebo-controlled dose confirmation trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine in subjects aged 18 years and older. The data from these Phase 2 studies will form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

In October 2018, we filed a pre-IND meeting request with the FDA for our first therapeutic vaccine targeting HPV-16 and HPV-18 and we subsequently submitted our pre-IND briefing package. We received feedback from the FDA in January 2019 to support submission of an IND application to support initiation of clinical testing. Vaxart plans to initiate its clinical program of an oral HPV tableted vaccine with a clinical trial in young adult women with HPV 16 or 18 associated Cervical Intraepithelial Neoplasia (CIN) Grade 2/3 or 3, pending regulatory and IRB/EC approvals. The trial will evaluate the safety, immunogenicity and preliminary clinical efficacy with repeat dose vaccine administration against a placebo control group.

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

Anti-Virals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued independent clinical development of. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) on July 6, 2021, permitting Altesa to develop and commercialize this capsid-binding broad spectrum antiviral.

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

Anti-vector responses have been studied in our H1 influenza Phase 1 and Phase 2 studies, as well as in the two norovirus Phase 1 studies. In the first H1 influenza oral tablet vaccine study in 12 subjects, there were no significant rises in the neutralizing antibody titers to Ad5 following immunization. A Phase 2 challenge study was performed using the same H1 flu oral tablet vaccine in more than 60 subjects. This study found a 2.2 geometric fold rise in neutralizing antibody titers to Ad5, compared to a rise of 1.1-fold in the placebo group. Finally, the rise in vaccine anti-vector immune responses were monitored in the two Phase 1 norovirus vaccine studies, study #101 and study #102. There were no significant increases in the neutralizing anti-Ad5 antibody titers following either one or two doses of vaccine, even at the high dose (see figure below).

Fig. 4. Anti-vector titers pre- and post-immunization.

Caption. In the single dose 101 study, anti-vector titers were measured 28 days after the only dose. In the two-dose 102 study, these were measured 28 days after the second dose. No significant increase in Ad5 titers were observed in any group in the two studies.

In addition, in all studies to date, immune responses to the antigen of choice appeared to be independent from the recipient’s pre-existing anti-Ad5 immune status. In studies with our Ad5 vectored H1 influenza oral tablet vaccine, the pre-existing antibody titers to Ad5 had no effect on the ability of the vaccine to induce a neutralizing antibody response (by hemagglutinin inhibition or microneutralization assay) to influenza. In the two completed Phase 1 studies with our Ad5 vectored norovirus GI.1 oral tablet vaccine, the ability of the vaccine to generate a rise in antibody titers to norovirus or specifically blocking titers to norovirus virus-like particles (“VLP”) (BT50 assay), was not reduced in subjects with pre-existing anti-Ad5 antibody titers. These results are shown below. In conclusion, performance of our Ad5 vectored vaccine delivered orally does not appear to be adversely affected by the pre-existing serum antibody status of the recipient.

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

There was significant vaccine hesitancy reported before the vaccines were offered to the public; in some countries more than 50% of the population stated they would not take a COVID-19 vaccine. This vaccine hesitancy seems to be waning as more people are vaccinated without SAEs and may end up being similar to rates of vaccine hesitancy for other vaccines such as the influenza vaccine.

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

Variability of the circulating strains of SARS-CoV-2

SARS-CoV-2 is an RNA virus that naturally evolves genetic mutations over time producing numerous viral variants. Since December of 2019 coordinated global efforts have traced the emergence of SARS-CoV-2 variants, and identified frequent genetic mutations occurring in multiple countries. Viral variants rapidly emerging in many regions of the world, have several genomic changes leading to significant shifts in amino acid sequence and protein structure. During the second half of 2020, three divergent SARS-CoV-2 variants quickly spread - Alpha (B.1.1.7), which originated in the United Kingdom, Beta (B.1.351), which originated in South Africa and Gamma (P.1), which originated in Brazil. In 2021, two additional variants of concern (VOC) have appeared called Delta (B.1.617.2), which originated in India, and Omicron (B.1.1.529), which originated in Botswana. All variants have alterations in key regions of the outer S protein which is utilized by the virus to infect human cells through a receptor called ACE2. Structural changes in the receptor binding portion of the S protein in these variants have been shown to enhanced viral transmission, possibly leading to higher viral loads and worse disease outcomes. More recent data shows that variants have substantial ability to circumvent serum antibodies from the vaccines (https://www.nature.com/articles/s41586-021-04387-1_reference.pdf). Currently, most vaccine strategies under development or approved for emergency use by the FDA, employ the S protein as a vaccine antigen to elicit antibodies responses to block the SARS-CoV-2 virus from entering cells. All existing vaccine formulations comprise of the S protein are derived from the original strain, which may not elicit cross protective antibody responses that block new viral variants from binding to the receptor and entering cells. Data from Johnson & Johnson’ s Phase 3 trial showed that 28 days after vaccination 66% of participants in Latin America and 57% in South Africa were protected from the circulating strains. The recent omicron outbreak showed that three mRNA vaccinations could induce some protection against severe disease and hospitalization, but only 37% protection against infection (proof Canadian study https://www.medrxiv.org/content/10.1101/2021.12.30.21268565v1.full.pdf). These results indicate that, as novel S protein variants continue to emerge, current vaccination approaches will need to be updated or modified to provide sufficient protection against new SARS-CoV-2 mutants. Alternatively, new approaches are needed which create cross-reactive (pan-coronavirus) antibodies and T cells.

Our COVID-19 Vaccine Candidates

Our first vaccine candidate (rAd-S-N, known as Vaxart clinical candidate, VXA-CoV2-1) expresses two different genes from the SARS-CoV-2 virus, the spike protein and the nucleoprotein (“N”). The N protein is more conserved among the coronavirus family of viruses, and inclusion in our vaccine candidate was done in order to create a T cell target even if new and emerging strains of SARS-CoV-2 had substantial mutations in the S protein, thereby reducing the ability of the vaccine to create protective immune responses that recognize the S from these strains. Our candidate was chosen in spring of 2020 based on preclinical results in mice showing that the construct had the ability to elicit antibody and T cell responses in mice, as well as mucosal IgA against SARS-CoV-2 in lungs.

Our second vaccine candidate (rAd-S, known as Vaxart clinical candidate VXA-CoV2-1.1-S) expresses only the S protein from SARS-CoV-2 Wuhan strain. This candidate made improved antibody immune responses in a non-human primate (“NHP”) study compared to other vaccine candidates and was able to inhibit transmission in a hamster transmission experiment.

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

The second clinical candidate was explored in NHP and hamster studies conducted in 2021.  In a study funded by the Bill and Melinda Gates Foundation and managed by Duke University, hamsters were used to model aerosol transmission from vaccine breakthrough.  Given that even fully vaccinated people are getting infected with the latest variants of concern, and can infect other people, strategies that impact SARS-CoV-2 transmission may be beneficial.  Index hamsters were vaccinated with two doses of oral r-Ad-S (aka VXA-CoV2-1.1-S), using intranasal (IN) r-Ad-S as a control for mucosal stimulation, intramuscular spike protein (IM S) as a protein control, and oral PBS as a mock control. Index animals were then infected via IN delivery, with a high titer of SARS-CoV-2 to replicate a post-vaccination breakthrough infection. One-day post viral challenge, index hamsters were placed upstream of vaccine-naïve hamsters in a chamber that allowed aerosol movement but not direct contact or fomite transmission. Importantly, oral and IN r-Ad-S vaccination significantly decreased or delayed aerosol transmission of SARS-CoV-2 (Fig. N3A) and reduced disease indicators such as lung inflammation and weight loss in unvaccinated naïve animals (Fig. N3E-G), despite the presence of substantial viral RNA in nasal swabs of index immunized animals.  These data demonstrate that oral r-Ad-S immunization resulted in reduced disease and decreased SARS-CoV-2 transmission in the preclinical model, even to unvaccinated/unprotected animals.

NHP studies were used to measure immunogenicity among different vaccine candidates.  NHPs were immunized with rAd5 by intranasal administration of 5x1010 I.U on days 1 and 30. Four cynomolgus monkeys per group received vaccine test articles:  ED88 (rAd5-S-N Wuhan), ED90 (rAd-S Wuhan), ED94 (rAd-S beta) and the naïve group received Saline.  A fourth group received an intramuscular injection of purified S protein (from the NIH) on day 1 followed by a boost administration of ED88 on day 30. Animals vaccinated with ED90 induced elevated serum IgG antibody responses against SARS-Cov-2 Wuhan, Beta, Delta S proteins compared to ED88 (Figure N4). Animals immunized with ED90 elicited serum specific IgG to both full length trimerized S and receptor binding domain (RBD).  IgA specific responses to Wuhan, Delta and Beta S proteins were measured. Animals that were immunized with ED90 had higher IgA responses against Wuhan, Delta, and Beta strains compared to ED88 vaccinated animals. ED90 had similar responses to ED94 against the beta variant S protein, but outperformed ED94 against the Wuhan and Delta variants. In summary, the ED90 vaccine candidate induced better serum and mucosal antibody responses against important SARS-CoV-2 variants in the NHPs compared other candidates, and was advanced into the clinic as clinical vaccine candidate VXA-CoV2-1.1-S.

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

Fig. N3

A
Nasal swab RT-qPCR
Day 1
Day 3
Index Animals
Naive Animals
Index Animals
Naive Animals
N Gene Copies/swab
LLOQ 6.25E+02
Uninfected
Oral r-Ad-S
IN r-Ad-S
IM (S protein)
Mock (oral)
Day 5
B
Nasal swab RT-qPCR
N Gene Copies/Gram of Tissue
LLOQ 6.25E+02
C
Lung RT-qPCR
N Gene Copies/Gram of Tissue
LLOQ 1.99E+04
D
Lung $TCID_{50}$
TCID50/g tissue
LLOQ 2.33E+01
E
Terminal body weight
Body Weight (Percent of Day 0)
Uninfected
Oral r-Ad-S
Intranasal r-Ad-S
IM (S)
Unvaccinated
F
Lung weight
Percent of Body Weight
Uninfected
Oral r-Ad-S
Intranasal r-Ad-S
IM (S)
Unvaccinated
G
Lung pathology
Numerical Score
0
0.75
0.50
1.06
1.31
Average score

Figure N3.  Oral and intranasal SARS-CoV-2 vaccination decreased SARS-CoV-2 transmission and clinical indicators of disease.  (A) Nasal swabs were collected in naïve animals on days 1, 3 and (B) 5 after exposure to index, infected hamsters in aerosol chamber. Viral RNA loads in these samples were determined by quantitative reverse transcription PCR (qRT-PCR) of the N gene. (C) Lung tissue was collected at necropsy (day 5) and RNA was isolated for SARS-CoV-2 detection by qRT-PCR of the N gene and (D) infectious viral titers were determined by TCID50. (A-D) The dotted line represents LOD, with data below the limit of detection plotted at ½ LOD. Data were analyzed by a one-way ANOVA and Dunnett’s multiple comparisons. (E) terminal body weights were determined by the percent of day 0 (relative to SARS-CoV-2 inoculation). (F) Terminal lung weights and (G) lung pathology scores were determined. Severity grade for red discoloration of the lung was based on a 0 to 4 scale indicating percent of whole lung affected: none (no grade), minimal (1), mild (2), moderate (3), marked (4) correlating to 0, 1-25, 26-50, 51-75, and 76-100% affected, respectively. (E-G) Data were analyzed by a one-way ANOVA and Tukey’s multiple comparisons. (A-G) Error bars represent the SEM. *P <0.05, ** P <0.01, *** P < 0.001, **** P<0.0001.

Fig. N4

Figure N4: Mucosal immunization with ED90 elicits strong cross-reactive IgG in the serum and nasal IgA. Animals were immunized on D1 and D30 with vehicle control (open circles), ED88 (green circles), ED90 (black circles), ED94 (red circles), or primed on D1 with IM delivery of spike protein followed with ED88 boost on D30 (blue circles). Serum IgG to full length trimerized spike (A) Wuhan (B) Beta variant (B.1.351) and (C) Delta variant lineage (B.1.617.2) was measured at D0, D15, D30, D45 and D60 post vaccination. MSD relative light units; SEM (n = 4). Specific nasal IgA against full length trimerized spike (D) Wuhan (E) Beta variant (B.1.351) and (F) Delta variant lineage (B.1.617.2) was quantified and normalized to total IgA in each sample timepoint. Nasal IgA expressed at fold change from baseline levels.

Clinical Trial

Phase 1 - VXA-COV2-101

The Phase 1 study utilized an open-label, dose-ranging design to evaluate the safety and immunogenicity of Vaxart’s tablet adenoviral-vector based vaccine (VXA-CoV2-1), which expresses a SARS-CoV-2 antigen and dsRNA adjuvant, when administered orally to Healthy Adult Volunteers. Under the Phase 1 protocol 35 participants were enrolled (October - November 2020) and received either a low dose (n=20) or mid dose (n=15) of the vaccine VXA-CoV2-1. Five subjects in the low dose group received a boost 4 weeks after their initial vaccination. Study subjects were followed for safety and immunogenicity for 4 weeks following their last vaccination, and then entered a safety follow-up period which will last for 1 year following their last vaccination.

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

Immunogenicity Results

T cell Polarization and T cell Induction.  As part of the anti-viral immune response, T cells are important as they can act as specific ‘killers’ that can seek out and destroy viral infected cells to control infection and prevent severity of disease. Vaccination with a SARS-CoV-2 vaccine (such as with VXA-CoV2-1) should induce an increase in T cells that recognize SARS-CoV-2 infected cells. However, T cells can produce either a protective (Th1) or an allergic response (Th2) upon activation. A primary immunological endpoint in this clinical study was to measure the polarization of the SARS-CoV-2 specific T cells, whether it was towards a protective Th1 response or an allergic Th2 response. This was measured using a restimulation assay where peripheral blood mononuclear cells (“PBMCs”) taken both pre- and post-vaccination were cultured with SARS-CoV-2 peptides from either the spike protein (S) or Nucleoprotein (N) and the Th1/Th2 responses were measured. 26 pairs of PBMC samples from day one and day eight were able to be assessed from the study, pre and post a single dose; the remaining samples were not either not available or of poor quality to assess. No significant increase of Th2 responses, defined as IL5/IL4/IL13 released from CD4 T cells, was observed to either the Spike (S) or Nucleoprotein (N) in any of the subjects measured, with 0/26 having a twofold increase at day eight post vaccination and with the average percent increase on day eight in response to N was 0.09/0.02/0.04 percent and to S was 0.02/0.09/0.1 for IL5/IL4/IL13 respectively (Fig. N5c).

The majority of subjects had an increase in Th1 responses, defined as IFNg/TNFa/CD107a, particularly from CD8+ T cells in response to S peptides (Fig N5A-B). In response to S peptides, 13 of 26 (50%) subjects had a twofold or higher increase in Th1 cytokine release, or in the case of CD107a, expression from CD8 T cells and 17 of 26 (65%) had a 1.5-fold or higher increase. 19 of 26 (73%) subjects had any measurable CD8 T cell response above baseline. Average percent increase on d8 above pre-vaccinated baseline was 1.5/4.6/1.95 for IFNg/TNFa/CD107a respectively. Five of 26 (19%) of subjects had CD4 T cells that had a twofold or higher increase, with 14 of 26 (54%) having any measurable CD4 T cell response above baseline. The average percent increase of CD4 T cells was 0.6/1.0/0.9 for IFNg/TNFa/CD107a respectively. In response to N peptides nine of 26 (35%) had a twofold or higher increase of Th1 responses from CD8 T cells over pre-vaccinated baseline, with 11 of 26 (42%) having a measurable CD8 T cell response. Only one of 26 had a Th1 CD4 T cell response to N that was twofold or higher, with nine of 26 (35%) having some measurable CD4 T cell response to N. The average % increase in CD8 was 0.1/0.2/0.6 and in CD4 was 0.08/0.08/0.2 for IFNg/TNFa/CD107a respectively. The high magnitude Th1 CD8 T cell response to S without discernible Th2 response suggests that vaccinating subjects with VXA-CoV2-1 increased the protective anti-viral responses without the potential adverse events occurring from Th2 responses.

Fig. N5

A	B	C

Figure N5.  T cell polarization and characterization.  A. Increase in IFN-γ producing CD8 T cells post immunization on day 8 versus day 1. Paired T test was used to compare frequencies before and after vaccination.  B. IFNγ, TNFα, and CD107a percent of CD8 T cells increase over background post immunization.  C. Polarization toward Th1 responses versus Th2 responses in subjects immunized by VXA-CoV2-1.

B cell responses. The major goal of vaccination is to induce an immune response that mediates protection from infection or disease. B lymphocytes, also known as B cells, play an important role towards this goal by producing antibodies that can specifically recognize and inhibit infectious agents. B cells can produce antibodies in different forms, each type with distinct characteristics and roles. B cells with the isotype A (“IgA”) antibodies are the ones preferentially secreted at mucosal surfaces, such as the respiratory tract, where they prevent foreign substances from entering the body. The ability of our candidate vaccine to promote specific B cells capable of making high levels of antibodies (called ‘plasmablasts’) was tested using both flow cytometry-based measurements and an antibody-secreting cell (ASC) assay by ELISPOT. Flow cytometry allows measurement of proteins expressed by the cells, either on the surface or inside the cell. We explored immune cell populations in the peripheral blood. This analysis revealed a significant expansion in the overall plasmablast population 8 days after vaccination (p<0.0001, Wilcoxon test) with 69% of vaccinees in this study showing a twofold or higher increase in the frequencies of these antibody-secreting cells when compared to baseline levels (Figures N6A-B). Further investigation indicated upregulation of both IgA and the mucosal homing receptor b7 on the surface of circulating plasmablasts post vaccination, particularly in the higher dose cohort (p=0.0261, Mann-Whitney test), thus suggesting vaccine-induced migration of this IgA-producing B cell population to mucosal tissues (Figure N6c). Contextually, the ELISPOT assay also confirmed a strong production of IgA-secreting ASC on day 8 after vaccination (fourfold median increase over day 1 levels), additionally highlighting the ability for these cells to recognize and bind the S1 domain of the SARS-CoV-2 S protein (Figure N6d).

Fig. N6

Figure N6.  A. Frequency of CD27++ CD38++ plasmablasts in peripheral blood before (day one) and after (day eight) vaccination as measured by flow cytometry. Bars represent median values, while error bars correspond to 95% confidence intervals. Wilcoxon test was used to compare frequencies before and after vaccination;  B. Fold change (day eight compared to day one) in plasmablast frequencies. A total of 24 of 35 subjects (69%) showed a twofold or higher increase (with a 3.3 median fold change increase overall);  C. Fold change (day eight compared to day one) of IgA- and B7-expressing plasmablasts in low and high dose vaccine cohorts. Mann-Whitney test was used to compare frequencies between the two different dose groups;  D. Fold change (day eight compared to day one) in the number of IgA-positive antibody-secreting cells (ASC) reactive against the S1 domain of S.

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

Fig. N7

Figure N7.  Fold rise in IgA in serum, nasal and saliva samples.

MesoScale Discovery (MSD) SARS-CoV-2 V-plex plates were used to measure spike (S), nucleoprotein (N) and receptor binding domain (RBD) in serum, nasal and saliva samples. Sera was measured at a dilution of 1:100, nasal and saliva samples measured at a dilution of 1:10. Fold rise was calculated by the division of day 8 over day 1 (baseline) MSD arbitrary units.

Phase 2a Study VXA-COV2-201:  Part 1 - Dose Optimization in Adults

We initiated dosing in Part 1 of a Phase 2a study in the October 2021 utilizing an open-label, dose-ranging design (Part 1) to evaluate the safety and immunogenicity of Vaxart’s tablet adenoviral-vector based vaccine (VXA-CoV2-1.1-S), which expresses a SARS-CoV-2 antigen (S protein) and dsRNA adjuvant, when administered orally to healthy adult volunteers. Under Part 1 of this Phase 2a protocol 96 participants are being enrolled in two cohorts of 48 participants each, to receive either a low dose (n=24) or a high dose (n=24) of the vaccine VXA-CoV-2-1.1-S. Cohort 1 will enroll subjects that are naïve to any prior SARS-CoV-2 vaccination or prior SARS-CoV-2 infection, and Cohort 2 will enroll subjects who have received two prior mRNA SARS-CoV-2 vaccinations at least 6 months prior with no history of prior SARS-CoV-2 infection. Additionally, each cohort will enroll 24 subjects that are young adults aged 18 to 55 and 24 subjects aged 56 to 75.  As such the study will be enrolled in 8 cohorts of 12 subjects each, as shown in Table 1. All subjects will receive a boost four weeks after their initial vaccination. Study subjects will be followed for safety and immunogenicity for four weeks following their last vaccination, and then entered a safety follow-up period which will last for one year following their last vaccination. The study design is shown in the table below:

Table 1. VXA-COV2-201 Dose Proposal

Treatment Group	Population	Dose (±0.5 log)	Population (yrs.)	No. of Doses	No. of Subjects
Cohort 1a	Naïve	1x10[10] I.U. (Low)	18-55	2	12
Cohort 2a	Prior vaccinated	1x10[10] I.U. (Low)	18-55	2	12
Cohort 1b	Naïve	1x10[11] I.U. (High)	18-55	2	12
Cohort 1c	Naïve	1x10[10] I.U. (Low)	56-75	2	12
Cohort 2b	Prior vaccinated	1x10[11] I.U. (High)	56-75	2	12
Cohort 2c	Prior vaccinated	1x10[10] I.U. (Low)	18-55	2	12
Cohort 1d	Naïve	1x10[11] I.U. (High)	56-75	2	12
Cohort 2d	Prior vaccinated	1x10[11] I.U. (High)	56-75	2	12
An Independent Data Monitoring Committee (“IDMC”) to review safety data through Week 1 for 12 subject within each cohort in the low dose group before enrollment will begin in the high dose group.

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

At Day 29, participants will have pre-vaccination safety assessments to determine eligibility to continue with the second vaccination (negative pregnancy test, absence of acute illness or new medical condition, occurrence of any treatment related Grade 3 or 4 AE or SAE). All participants who receive both vaccine administrations (Day 1 and Day 29) will enter the follow-up period after Day 57, and will be monitored for SAEs, MAAEs and for exposure to and/or symptomatic COVID-19 through Month 13/End of Study (EOS) visit. In addition, these participants will be evaluated for immunogenicity.

The primary objective in this study will be to determine the safety and tolerability of a SARS-CoV-2 (VXA-CoV2-1.1-S) oral vaccine delivered by enteric tablet to allow dose selection for the larger Part 2 of the Phase 2a protocol. Safety and tolerability will be evaluated through the detection and documentation of solicited symptoms of reactogenicity (seven days post each vaccination), unsolicited AEs (through 28 days post last vaccination (Day 29); Day 57 for Cohort 1), SAEs, MAAEs, including evidence of COVID-19, and vaccine-activated enhanced disease. Clinical laboratory (blood chemistry, hematology, and urinalysis) results, physical examination, and vital signs results will also be assessed. Secondary endpoints will include assessment of long-term safety (through Day 390), and assessment of immunogenicity with a repeat-dose vaccination schedule in healthy adults at three dose levels. Topline data from Part 1 of the clinical study is expected to be available in the first half of 2022.

Additionally, international Phase 1b and Phase 2 COVID-19 trials, including a placebo-controlled efficacy trial in India, are anticipated to begin this year, though there can be no assurance that these trials will occur.

Our Norovirus Program

Market Overview

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis, and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, which is the most common complication, vomiting, diarrhea with abdominal cramps, and nausea. A study conducted by the CDC and Pittsburg School of Medicine in 2012 estimated that the total economic burden of norovirus in the United States was $5.5 billion. In the U.S., we believe a norovirus vaccine would be beneficial for high-risk groups such as infants and children up to five years old, older adults and the elderly, as well as for workers in the food and travel industries, for healthcare, childcare and elder care workers, first responders, the military, and leisure and business travelers. In a study published by Johns Hopkins University and the CDC in 2016, the total global economic burden of norovirus was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. In a more recent health economic study published in the Journal of Infectious Diseases in July 2020 the economic impact to the U.S. was estimated to be $10.5 billion annually and in a January 2021 publication in the American Journal of Preventive Medicine the potential cost savings afforded by of a norovirus vaccine were estimated to be $500 per year in children under five and $75 per year in adults aged 65 and older. There are currently no approved vaccines or therapies to prevent or treat norovirus infection.

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

Study 102. Dose and Schedule Optimization

The open-label, dose optimization study was designed to evaluate the norovirus GI.1 monovalent vaccine (VXA-GI.1-NN) in 60 subjects given multiple doses with some differences in schedule for the lower dose groups. The first three groups enrolled (N=15 each) used low doses of 1 x 1010 infectious units (IU). Group A received two doses of VXA-GI.1-NN on days 0 and 7, group B received three doses on days 0, 2, and 4, and group C received two doses on days 0 and 28. The fourth group, group D (N=15), evaluated two high doses of 1 x 1011 IU given on days 0 and 28. The primary endpoint of the study was to evaluate the safety and tolerability of all dosing regimens and the secondary endpoint was to compare immunogenicity between groups by BT50 titers and antibody secreting cells (ASC) counts.

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

Norovirus Oral Tablet Vaccine Clinical Development Pathway

Phase 1 Bivalent Norovirus Trial Booster. The Phase 1 trial is designed to assess the safety and immunogenicity of a booster norovirus vaccine. The active portion of the bivalent Phase 1 trial was completed in the course of 2019, and topline results were reported in the third quarter of 2019. A booster dose for a subset of subjects was initiated in early 2021 to further evaluate safety and immunogenicity of the norovirus vaccine. In results announced on July 29, 2021, we reported that we were able to successfully boost immune responses with the G1.1 norovirus tablets in prior vaccinated subjects. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses.

Phase 1 Norovirus Age Escalation Trial. The Monovalent Phase 1 age escalation trial is designed to assess the safety and immunogenicity of the norovirus vaccine in an older population. This trial has completed enrollment with data analysis underway and topline data expected in H1-2022.

Phase 2 Norovirus GI.1 Strain Challenge Study. We have initiated the conduct of a Phase 2 challenge study with our monovalent GI.1 norovirus vaccine candidate in young adult participants in Q1-2022. This study will evaluate the clinical efficacy of the GI.1 norovirus vaccine following viral challenge.

Phase 2 Dose Confirmation Trial. This trial will be designed to assess the safety and immunogenicity of the bivalent vaccine in an expanded population of adults age from 18 and older to allow confirmation of the dose with which to proceed into with larger Phase 3 trials.

Path to Approval. After completing the Phase 2 trials, we anticipate requesting an end-of-Phase 2 meeting with the FDA to discuss the design of a pivotal Phase 3 trial that would support licensure.

Additional Age Groups

●

Pediatric Population. Our current tablet vaccine formulation is designed for delivery to the gut in solid dosage form using an enteric-coated tablet which we believe is the optimal vaccine delivery system for the adult population and children eight years and older. For children six months to seven years in age, we plan to develop proprietary liquid formulations that can deliver the vectored vaccine intact to the gut. Development of our norovirus vaccine in the pediatric population will proceed with a stepdown approach through progressively younger age segments (i.e. 9 to 17 years, 5 to 8 years, 2 to 4 years, 6 weeks to 2 years).

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

Phase 1 Trial. Influenza B

In 2015 and 2016, we conducted a randomized, double-blind, placebo-controlled Phase 1 trial to test the safety and immunogenicity of an influenza B tablet vaccine. A total of 54 healthy adults aged 18 to 49 were enrolled, with 38 receiving the vaccine and 16 receiving placebo. To participate in this trial, subjects were required to have an initial HAI measure of no greater than 1:20. The active phase of the trial was through day 28, with the follow-up phase for monitoring safety to continue for one year. All subjects who received the vaccine received a single dose of either 1 x 1010 IU or 1 x 1011 IU on Day 0.

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

Our HPV Therapeutic Vaccine Candidate

In previous clinical studies with our H5 influenza vaccine candidate, we observed robust T-cell responses that appeared to compare favorably with published results of other flu vaccines, including an adjuvanted vaccine as well as an attenuated live viral vaccine. Specifically, our vaccine generated high levels of polyfunctional cytotoxic CD4 and CD8 cells, T-cells that are likely required to obtain a therapeutic benefit in chronic viral infection and cancer. It was based on these observations that we embarked on the development of our first therapeutic vaccine, targeting HPV-associated dysplasia and cervical cancer.

Medical Need, Commercial Opportunity

HPV is a family of more than 120 viruses which are extremely common globally. At least 13 HPV types are cancer-causing. HPV is primarily transmitted through sexual contact and infection is very prevalent following the onset of sexual activity. Nearly all cases of cervical cancer are attributable to HPV infection, with two HPV types – HPV-16 and HPV-18 – responsible for 70% of cervical cancers and precancerous cervical lesions. Cervical cancer is the fourth most common cancer in women worldwide, and about 13,000 new cases are diagnosed annually in the United States according to the National Cervical Cancer Coalition. Studies have indicated a high lifetime probability of any HPV infection by both men and women in the United States, with some estimates indicating at least 80% of women and men acquire HPV by age 45. The CDC estimates 80 million U.S. citizens are currently infected with HPV, representing 25% of the population, with about 14 million new infections per year. A report by BCC Research expects the global cervical cancer drug and diagnostic market to exceed $15 billion by 2018.

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

Our HPV Therapeutic Vaccine Candidate

We are in the early stages of developing a bivalent HPV vaccine against HPV-16 and HPV-18, the strains responsible for approximately 70% of cases of cervical cancer. We plan to target the E6 and E7 gene products of each strain, which are the primary oncogenic proteins responsible for progression through the stages of CIN to invasive cervical cancer. In pre-clinical studies, we have demonstrated immunogenicity for both our HPV-16 and our HPV-18 vaccine candidates. Specifically, mice given our HPV-16 or HPV-18 vaccines induced T cell responses to HPV as measured by IFN gamma ELISPOT. In addition, our HPV-16 vaccine has demonstrated tumor growth suppression as well as increased survival in a robust HPV tumor model in mice. We believe that our HPV vaccine has several advantages over current treatment options for both CIN and cervical cancer. Current treatment options for CIN are invasive and can lead to serious contraindications for pregnancy. In addition, surgical treatments for CIN do not treat the underlying HPV, but rather remove infected tissue. As a result, current CIN treatment options have a significant failure rate which can increase the risk for progression to cervical cancer. Our vaccines have demonstrated a favorable safety and tolerability profile in clinical subjects dosed to date. Current treatment options for cervical cancer, such as chemotherapy and radiation treatment, have multiple side effects such as hair loss, loss of appetite, and severe nausea.

T cells Responses to HPV-16 Can Shrink Solid Tumors Derived from Transformed HPV

The ability of T cell responses to HPV-16 to produce a therapeutic response was tested in a solid tumor growth model. TC-1 cells (an HPV-16 transformed cell-line) were injected subcutaneously into the hind flank of B6 mice and allowed to grow for several days before mice were immunized with vaccine or controls. In study 1, mice were immunized on days 7, 14, and 21. For groups 4 and 5, the vaccine expressed the HPV-16 antigens E6/E7 (Ad-HPV). A checkpoint inhibitor (an antibody to PD-1) was used along with the vaccine in group 5, and an isotype control (Iso) to the checkpoint inhibitor was used in group 4. A recombinant rAd vector identical to Ad-HPV, but which doesn’t express the HPV antigens (Ad-nr), was used in groups 1 or 2 to control for non-specific effects. Untreated animals were not given any vaccine.

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

The T cells induced post immunization in the tumor model were believed to traffic back to the solid tumor to attack and destroy the cancer cells. This was tested in an additional tumor model experiment. Tumors were transplanted as before, and immunizations were performed on days 13 and 21. Tumors were harvested from the experiment on day 24, and flow cytometry was used to enumerate the T cells infiltrating the tumors. The HPV-16 vaccine groups (with either the checkpoint inhibitor or an isotype control antibody) had T cell infiltrates of both CD4 and CD8 positive T cells. The CD8 T cell numbers from the Ad-HPV groups were significantly better than control treated animals in terms of infiltrating lymphocytes. The CD4 T cells were significantly better in the Ad-HPV + checkpoint group, and trended higher in the Ad-HPV + isotype control group.

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

Near Term HPV Vaccine Development Strategy

Preclinical

The next steps in the vaccine development are to complete the nonclinical studies, which may include a toxicology study using Good Laboratory Practices (“GLPs”) to support an IND filing for this vaccine. The exact nature of these studies will be determined in consultation with the appropriate regulatory authorities.

Clinical

We will propose to test the vaccine in subjects with cervical dysplasia related to HPV-16 or HPV-18, and to evaluate the ability of the vaccine to clear HPV infection, reduce the cervical dysplasia score, and induce T cells known to be important in the clearance of HPV. T cells will be measured by flow cytometry as well as by IFN-g ELISPOT. The primary endpoint will be safety and the secondary endpoint will be immunogenicity by examining T cell responses. Although clinical responses will be tracked, it is expected that the first study may not be powered to obtain statistically significant efficacy readouts.

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

In March 2020, we entered into an agreement with Emergent BioSolutions Inc. for the development and manufacture of SARS-CoV-2 vaccine. In May 2020, we entered into an agreement with Kindred Biosciences, Inc. (“KindredBio”) for the manufacture of our SARS CoV-2 vaccine. In September 2020 we executed two statements of work with KindredBio for the bulk manufacture of our SARS-CoV-2 and norovirus vaccines. In November 2021 we cancelled the two statements of work and subleased one of their GMP manufacturing facilities which we will use to perform the same bulk manufacturing processes in-house. In addition, in October 2020 and January 2021 we executed agreements with Attwill Vascular Technologies, LP (“Attwill”) for manufacturing, including lyophilization of drug substance at a larger scale.

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

Norovirus Vaccine Candidate

There is currently no approved norovirus vaccine for sale globally. We believe that HilleVax is developing a norovirus vaccine (originally developed by Takeda) that would be delivered by injection. There may be other development programs that we are not aware of.

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

●

Vaccine Platform Technology. As of December 31, 2021, we hold three U.S. patents with granted claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2021, we hold more than 50 issued foreign patents and one pending foreign patent application related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and hold foreign patents in China, Singapore, Russia and South Africa. We also have pending applications in the United States and around the world related to our tablet vaccine formulation technology. Patents issuing from these applications will expire in 2035, or later if patent term extension applies.

●

COVID-19 Vaccine Candidate. As of December 31, 2021, we have filed provisional applications in the United States relating to our COVID-19 vaccine candidate. Any patents issuing from these applications will expire in 2041, or later if patent term extension applies.

●

Influenza, Norovirus and RSV Vaccine Candidates. As of December 31, 2021, we hold a patent in South Africa, the European Union, and a number of countries therein, and have pending applications in the United States and around the world relating to our norovirus and RSV vaccine candidates. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies. We have been issued 13 foreign patents related to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	Relenza. As of December 31, 2021, we no longer own any Relenza patents, the last Japanese patent related to Relenza, which was exclusively licensed to GSK, having expired in July 2019.

●

Inavir. As of December 31, 2021, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. The last patent related to Inavir in Japan is set to expire in December 2029, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received.

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

Employees and Human Capital Resources

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research and development team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. General and administrative includes finance, human resources, administration, business and general management. In the year ended December 31, 2021, our employee rollforward, excluding interns, was as follows:

	Research and Development	General and Administrative	TOTAL
December 31, 2020	20	8	28
Joined	77	12	89
Terminated	(7)	—	(7)
December 31, 2021	90	20	110

We also had 15 full-time equivalent contractors as of December 31, 2021. We do not have collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Our human capital resources objectives include identifying, recruiting, training, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purpose of which is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. To facilitate talent attraction and retention, we strive to make Vaxart a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business, Financial Position and Capital Requirements

●	Our business may be adversely affected by the ongoing coronavirus pandemic.

●	We have a limited operating history and have generated only limited product revenue.

●	We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We are largely dependent on the success of our tablet vaccine candidates for the prevention of coronavirus and norovirus infection.

●	We have not yet produced a commercially viable vaccine and we may be never able to.

●	We will require additional capital to fund our operations.

●	We will need to expand our organization and may experience difficulties in managing growth.

●	We are presently subject to multiple legal proceedings and may be subject to additional legal proceedings.

●	Our development of a COVID-19 vaccine candidate is at an early stage, and we may be unable to produce an effective vaccine that successfully immunizes humans against SARS-CoV-2 in a timely manner, if at all.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

●	The regulatory pathway for coronavirus vaccines is evolving, as is the random appearance of novel variants, which may result in unexpected or unforeseen challenges.

●	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.

●	We face significant competition from other biotechnology and pharmaceutical companies.

●	Our tablet vaccine candidates may cause adverse effects resulting in failure to obtain approval from the U.S. Food and Drug Administration (the “FDA”) and/or product liability lawsuits against us.

●	We may be unable to manufacture sufficient bulk vaccine for our ongoing needs.

●	We are dependent on third parties for manufacturing and clinical trials.

●	We face numerous risks associated with our intellectual property.

Risks Related to Dependence on Third Parties

●	We rely on third-party contract manufacturers for the manufacture of our products.

●	If third-party contract manufacturers, upon whom we may have to rely to formulate and manufacture our product candidates, do not perform, fail to manufacture according to our specifications, or fail to comply with strict government regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

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

Our ability to generate significant revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our tablet vaccine candidates for the treatment of coronavirus, norovirus, seasonal influenza, respiratory syncytial virus (“RSV”), cervical cancer and dysplasia caused by human papillomavirus (“HPV”) and other infectious diseases, and to obtain the necessary regulatory approvals.

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

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of coronavirus, norovirus, influenza and RSV infection, as well as those for the treatment of HPV-related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2021, we had an accumulated deficit of $219.4 million.

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

As of December 31, 2021, we had $182.7 million of cash, cash equivalents and marketable securities. Since then, we have received net proceeds of $1.0 million from the sale of common stock under our Controlled Equity Offering Sales Agreement (the “September 2021 ATM”).

Although we believe these funds are sufficient to fund our operations under our current operating plan for at least one year from the date of issuance of this Annual Report, our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2021, we had 110 full-time employees, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

There are a few fully-approved SARS-CoV-2 vaccines for sale in the US including those made by Moderna and Pfizer; and several more are in advanced stages of development, including several that have progressed further than us, including, Sanofi, Inovio, Takara Bio and Novavax, are in various stages of development, some of which have already received approval for emergency use in some countries.

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

Government involvement may limit the commercial success of our tablet vaccine candidates.

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

We earn royalty revenue from the net sales of Inavir, which is marketed by our licensee. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensee’s net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. It is the seasonality of influenza, which occurs mainly in the winter months, that causes our revenue to be low in the second and third fiscal quarters, since our agreement with HealthCare Royalty Partners III, L.P. (see Note 7 to our Financial Statements on Part II, Item 8) has no impact on total revenue recognized, it only impacts our net cash flow in the quarter following revenue recognition. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

In addition, our licensee may encounter competition from new products entering the market, including generic copies of Inavir, which could adversely affect our royalty income. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received. On February 23, 2018, Osaka-based drug maker Shionogi & Co., Ltd. gained marketing approval for Xofluza, a new drug to treat influenza in Japan. The drug was approved for use against type A and B influenza viruses and requires only a single dose regardless of age. Xofluza has gained significant market share from Inavir in Japan, substantially reducing the sales of Inavir. This will significantly decrease the royalty payments we receive from Daiichi Sankyo Company, Limited.

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

We are currently engaged in an ongoing opposition proceeding of one of our European patents in the European Patent Office. European Patent No. 3307239, which has claims directed to vaccine compositions for norovirus and RSV, was opposed in the European Patent Office. The ultimate outcome of the opposition remains uncertain. If Vaxart is not ultimately successful in the proceedings, it may not be able to prevent others from copying its norovirus and RSV products in some or all European countries for as long as it otherwise might be able to if the patent’s validity is upheld in the opposition. If the opposed European patent is partially or fully revoked by the European Patent Office, competitors may be able to sell competing vaccines for norovirus or RSV earlier without Vaxart being able to assert patents against them. Vaxart has another patent in Europe that covers its norovirus and RSV products, but lack of success in the opposition would prevent us from extending that patent protection out to 2036.

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

Our business and operations, including our CROs, as well as the operations and systems of entities whose services are necessary to our operations, rely greatly on information technology systems and are vulnerable to damage in the event of failure, natural disasters, security breaches and attacks, interruptions or other cybersecurity incidents. These events may compromise the stability, integrity, or confidentiality of these systems, and may significantly interrupt our ability to run the business successfully. Ransomware attacks, which are becoming increasingly common across all industry sectors and have focused in part on businesses operating in health care markets, can disrupt and even halt ongoing business operations completely.

Our systems, including onsite datacenters and Cloud Services, continue to increase in size and complexity making them potentially vulnerable to breakdown and other disruptions. Disruptions include issues with routine maintenance, upgrades, and patching. These systems continue to become more critical and integrated within our business, especially as we continue to work remotely, and our dependence on them will continue to increase. We rely on the high-availability and redundancies built into our Cloud Services, but these systems are managed and maintained by the providers and are out of our direct control. Any potential problems and interruptions associated with the implementation, support, or maintenance of new or existing systems could disrupt or reduce the efficiency of our operations, and materially impact the delivery of development programs.

Cybersecurity incidents, including Phishing and Spear Phishing attacks, distributed denial of service attacks, as well as ransomware and other malware insertions, are becoming more sophisticated and frequent. If these attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems were successful, they could result in a loss of or damage to data or applications and even the interruption of basic business operations, as well as the risk of legal and regulatory liability. As a result, further development of our product candidates could be substantially delayed. A data breach could risk the exposure of mission critical data or other intellectual property, or expose PII (Personally Indentifiable Information) and PHI (Protected Health Information) of company employees or people participating in clinical trials. A successful phishing attempt could lead to further hacking attempts, unauthorized email access or messaging, or other vertical/horizontal cyberattacks.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may negatively impact the trading price of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a quarterly report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In addition, because our public float exceeded $700 million on June 30, 2020, our independent registered public accounting firm has been required to attest annually to the effectiveness of our internal control over financial reporting since December 31, 2020.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2021, we concluded that our internal controls and procedures were effective as of December 31, 2021, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

Most of our facilities are located near known earthquake fault zones. The occurrence of an earthquake, fire or any other catastrophic event could disrupt our operations or the operations of third parties who provide vital support functions to us, which could have a material adverse effect on our business and financial condition.

We are vulnerable to damage from catastrophic events, such as power loss, natural disasters, terrorism and similar unforeseen events beyond our control. The majority of our operations are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires.

We do not have a disaster recovery and business continuity plan in place. Earthquakes, floods, hurricanes or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks and may adversely impact our reputation, employee retention and willingness of customers and suppliers to do business with us.

There is an increasing focus from certain customers, consumers, employees and other stakeholders concerning environmental, social and governance (“ESG”) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.

In addition, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our disclosures in these areas. From time-to-time, we communicate certain initiatives, including goals, regarding environmental matters, responsible sourcing and social investments. We also expect to incur additional costs and require additional resources to monitor, report and comply with our various ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time-to-time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or be perceived to fail, in our achievement of such initiatives or goals, or fail in fully and accurately reporting our progress on such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2021, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco and Burlingame, CA	49,436 sq ft	Laboratory, manufacturing and office	Five leases expiring between July 2022 and March 2029

South San Francisco, CA	24,544 sq ft	Manufacturing and office	One lease executed, commencing in 2022, expiring in March 2029

We believe that our existing facilities are adequate for our current needs.

Item 3.  Legal Proceedings

The information included in “Note 10. Commitments and Contingencies—(c) Litigation” to the Consolidated Financial Statements in Part II, Item 8 is incorporated by reference into this Item.

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

As of February 23, 2022, there were approximately 2,462 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of December 31, 2021, under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	10,216,106	$4.96	5,582,742
Equity compensation plans not approved by security holders	—	$—	—
Total	10,216,106	$4.96	5,582,742

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

The following graph shows a comparison from December 31, 2016, through December 31, 2021, of the cumulative total return for our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical prices which, prior to the Merger on February 13, 2018, are those of Aviragen Therapeutics, Inc. and may not be indicative of future performance.

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

Item 6.  [Reserved]

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis), seasonal influenza and respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infections). We have completed a Phase 1 clinical trial for our first SARS CoV-2 vaccine candidate, that commenced in October 2020; the study met its primary and secondary endpoints. A Phase 2 study with our second-generation SARS CoV-2 vaccine candidate commenced dosing in October 2021 and is currently ongoing. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Additional Phase 1 studies with our norovirus vaccine are currently ongoing. Our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study, as published in 2020 (Lancet ID). In addition, we are in early development of our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

Having previously disclosed that we were no longer prioritizing internal manufacturing and planned to rely primarily on third party manufacturers for the current Good Manufacturing Practice (“cGMP”) manufacturing of our candidate vaccines, we are now also relying on internal manufacturing for production in pre-commercial quantities.

Vaxart Biosciences, Inc. was originally incorporated in California under the name West Coast Biologicals, Inc. in March 2004 and changed its name to Vaxart, Inc. (“Private Vaxart”) in July 2007, when it reincorporated in the state of Delaware. In February 2018, Private Vaxart completed a reverse merger (the “Merger”) with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Private Vaxart survived as a wholly owned subsidiary of Aviragen. Under the terms of the Merger, Aviragen changed its name to Vaxart, Inc. and Private Vaxart changed its name to Vaxart Biosciences, Inc.

Through the Merger, we acquired two royalty-earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued independent clinical development of. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) on July 6, 2021, permitting Altesa to develop and commercialize this capsid-binding broad spectrum antiviral.

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

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). We pay HCRP the first $3 million plus 15% of the next $1 million of royalties earned in annual periods ending on March 31. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. The estimated future benefit was remeasured as of December 31, 2021, when the fair value was estimated to be $11.5 million, resulting in a revaluation gain of $3.8 million. Even though we do not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Year Ended December 31,
	2021	2020	2019

External program costs:
COVID-19 program	$9,847	$6,659	$—
Norovirus program	4,449	549	3,765
All other programs	—	7	84
Preclinical research	2,199	1,217	499
Process development	2,235	682	308
Total external costs	18,730	9,114	4,656
Internal costs	30,019	10,749	9,884
	$48,749	$19,863	$14,540

We expect that research and development expenses will increase in 2022 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

Results of Operations

The following table presents period-over-period changes in selected items in the consolidated statements of operations and comprehensive loss (in thousands, except percentages):

	Year Ended December 31,
	2021	% Change	2020	% Change	2019

Revenue	$892	(78)%	$4,046	(59)%	$9,862

Operating expenses	73,644	115%	34,216	33%	25,647

Operating loss	(72,752)	141%	(30,170)	91%	(15,785)

Net non-operating income (expense)	2,389	N/A	(1,812)	(24)%	(2,370)

Loss before income taxes	(70,363)	120%	(31,982)	76%	(18,155)

Provision for income taxes	107	(55)%	238	(51)%	490

Net loss	$(70,470)	119%	$(32,220)	73%	$(18,645)

Total Revenues

The following table summarizes the period-over-period changes in our revenues for years ended December 31 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Revenue from customer service contracts	$13	(93)%	$198	(51)%	$406
Revenue from government contract	—	N/A	—	(100)%	(20)
Royalty revenue	—	(100)%	2,962	(33)%	4,446
Non-cash royalty revenue related to sale of future royalties	879	(1)%	886	(82)%	5,030
Total revenue	$892	(78)%	$4,046	(59)%	$9,862

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000, $198,000 and $406,000 in the years ended December 31, 2021, 2020 and 2019, respectively. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Revenue from Government Contract

We reversed previously-recognized revenue of $20,000 during the year ended December 31, 2019. As of December 31, 2021, the cumulative revenue recorded from inception under the HHS BARDA contract represents $20,000 less than the maximum amount billable under the contract as presently modified. The active phase of the contract occurred in 2016 and 2017. In 2018 activities were wound down and completed and no future revenue is expected from this contract.

Royalty Revenue

For the year ended December 31, 2021, royalty revenue decreased by $3.0 million, or 100%, compared to the year ended December 31, 2020, which represented a decrease of $1.5 million, or 33%, compared to the year ended December 31, 2019.

Royalty revenue was earned on sales of Relenza and Inavir, both treatments for influenza, which were acquired in the Merger and is based on fixed percentages of net sales of these drugs in the period. Relenza revenue ceased in 2019 and all our 2020 Inavir royalty revenue was earned in the first quarter. We recognize royalty revenue from sales of Inavir only after the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in 2021 and do not expect our royalty revenue in the future, if any, will be significant.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the year ended December 31, 2021, non-cash royalty revenue related to sale of future royalties was $879,000, compared to $886,000 for the year ended December 31, 2020 and $5.0 million for the year ended December 31, 2019. Non-cash royalty revenue of up to $3.3 million may be earned in each year ending on March 31. In 2019, we recorded $1.7 million related to the year ended March 31, 2019, plus $3.3 million related to the year ended March 31, 2020. In the year ended December 31, 2020, we recognized the $34,000 not recognized in 2019 for the year ended March 31, 2020, and $852,000 related to the year ended March 31, 2021. In the year ended December 31, 2021, we recognized the $493,000 for the year ended March 31, 2021, and $386,000 related to the year ending March 31, 2022.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for years ended December 31 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Research and development	$48,749	145%	$19,863	37%	$14,540
General and administrative	21,890	44%	15,202	146%	6,187
Impairment of intangible assets	3,005	N/A	—	N/A	—
Restructuring charges (reversals)	—	(100)%	(849)	N/A	4,920
Total operating expenses	$73,644	115%	$34,216	33%	$25,647

Research and Development

For 2021, research and development expenses increased by $28.9 million, or 145%, compared to 2020. The increase was principally due to preclinical, manufacturing and clinical expenses related to our COVID-19 and norovirus vaccine candidates and increased personnel costs, including stock-based compensation, and facilities allocation related to headcount increases.

For 2020, research and development expenses increased by $5.3 million, or 37%, compared to 2019. The increase was principally due to preclinical, manufacturing and clinical expenses related to our COVID-19 vaccine candidate, partially offset by lower costs of manufacturing and clinical trials for our norovirus vaccine candidate and lower depreciation and amortization expense.

We expect that research and development expenses will increase in 2022 as we will incur significant expenses for manufacturing and clinical trials related to our COVID-19 and norovirus vaccine candidates.

General and Administrative

For 2021, general and administrative expenses increased by $6.7 million, or 44%, compared to 2020. The principal reasons for the increase in 2021 are increased personnel costs, including the non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board, additional directors and officers liability insurance costs and higher legal fees and other professional costs.

For 2020, general and administrative expenses increased by $9.0 million, or 146%, compared to 2019. The increase was principally due to increased legal fees, higher stock-based compensation costs, additional directors and officers liability insurance costs, severance expenses for our former Chief Executive Officer and increased costs incurred in upgrading our accounting systems in line with our corporate growth.

Impairment of Intangible Assets

Impairment of intangible assets of $3.0 million represents the partial impairment as of December 31, 2021, of developed technology related to royalty revenue receivable, for which we have lowered our projections, principally due to increased social distancing and mask wearing due to the COVID-19 pandemic.

Restructuring Charges (Reversals)

In 2019, in connection with our December restructuring, we accrued costs of $3.2 million representing the amount we were invoiced by Lonza Houston, Inc. (“Lonza”) after the suspension of our norovirus manufacturing work order, representing the maximum amount potentially payable to Lonza. We also accrued $425,000 for severance and legal expenses and impaired $1.3 million of property and equipment and right-of-use assets, mainly related to manufacturing assets. In 2020, we incurred further costs, principally legal fees, of $122,000 and we paid $2.3 million in full settlement with Lonza, enabling us to reverse $971,000 of the 2019 accrual. In 2021 there were no charges or reversals related to this restructuring and we do not expect any further adjustments in the future.

Other Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income and expenses for years ended December 31 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Interest income	81	8%	75	(50)%	149
Interest expense	—	N/A	—	(100)%	(315)
Non-cash interest expense related to sale of future royalties	(1,480)	(21)%	(1,874)	(10)%	(2,073)
Gain on sale of equipment	—	N/A	—	(100)%	1
Gain on remeasurement of future royalty liability	3,789	N/A	—	N/A	—
Loss on debt extinguishment	—	N/A	—	(100)%	(100)
Foreign exchange loss, net	(1)	(92)%	(13)	(59)%	(32)
Net non-operating income (expense)	$2,389	N/A	$(1,812)	(24)%	$(2,370)

For 2021 we recorded net non-operating income of $2.4 million, compared to net non-operating expenses of $1.8 million in 2020 and $2.4 million in 2019.

The gain on revaluation of future royalty liability in 2021 arose due to the lowered projections of amounts payable to HCRP, as royalties have declined since the start of the COVID-19 pandemic.

Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $1.5 million in 2021, down from the $1.9 million and $2.4 million in 2020 and 2019, respectively, as the outstanding balance due to HCRP has been paid down. We project a further reduction in 2022 following the revaluation of our liability to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for years ended December 31 (in thousands, except percentages):

	2021	% Change	2020	% Change	2019
Foreign withholding tax on royalty revenue	$44	(76)%	$183	(58)%	$435
Foreign taxes payable on intercompany interest	62	19%	52	(2)%	53
State income taxes	1	(67)%	3	50%	2
Provision for income taxes	$107	(55)%	$238	(51)%	$490

A significant portion of the provision for income taxes in the years ended December 31, 2021, 2020 and 2019, respectively, represents withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP, and has declined in line with reductions in royalty revenue. In addition, we incurred charges relating to interest on an intercompany loan from a foreign subsidiary and for state income taxes in the United States.

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

As of December 31, 2021, we had $182.7 million of cash, cash equivalents and marketable securities. Since then, we have received net proceeds of $1.0 million from the sale of common stock under the September 2021 ATM. There is approximately $95 million in net proceeds still available to us under the September 2021 ATM.

We believe our existing funds (including funds already received in 2022) are sufficient to fund us for at least one year from the date of issuance of this Annual Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine product candidates. We may be able to fund certain activities with assistance from government programs. The sale of additional equity would result in additional dilution to our stockholders. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net cash used in operating activities	$(59,832)	$(23,750)	$(13,090)
Net cash used in investing activities	(49,097)	(1,220)	(850)
Net cash provided by financing activities	125,804	138,314	15,960
Net increase in cash and cash equivalents	$16,875	$113,344	$2,020

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities in 2021, 2020 and 2019 in the amounts of $59.8 million, $23.8 million and $13.1 million, respectively. The cash used in operating activities in 2021 was due to cash used to fund a net loss of $70.5 million and an increase in working capital of $2.1 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $12.8 million. The cash used in operating activities in 2020 was due to cash used to fund a net loss of $32.2 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, impairment of intangible assets, stock-based compensation, gain on remeasurement of future royalty liability, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $5.6 million and a decrease in working capital of $2.8 million. The cash used in operating activities in 2019 was due to cash used to fund a net loss of $18.6 million, partially offset by net non-cash expenses related to depreciation and amortization, gain on sale of equipment, impairment charges, stock-based compensation, non-cash interest expense, loss on debt extinguishment, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.2 million and a decrease in working capital of $1.3 million.

Net Cash Used in Investing Activities

In 2021, we used $4.8 million for a business acquisition and $39.1 million to purchase marketable securities, net of maturities. We used $5.2 million, $1.2 million and $850,000 in the years ended December 31, 2021, 2020 and 2019, respectively, to purchase property and equipment. In 2020, we received cash of $3,000 for the sale of equipment.

Net Cash Provided by Financing Activities

In 2021, we received $122.2 million from the sale of common stock under the October 2020 ATM, $1.9 million from the exercise of common stock warrants and $1.7 million from the exercise of stock options. In 2020, we received $9.2 million from the sale of common stock and common stock warrants in a registered direct offering in March, $97.0 million from the sale of common stock under an at-the-market facility in July, $4.9 million from the sale of common stock under the October 2020 ATM, $26.0 million from the exercise of common stock warrants, $602,000 from the exercise of stock options and net proceeds of $652,000 from the disgorgement of related party short-swing profits. In 2019, we received $2.5 million from the sale of common stock in a registered direct offering in March, $8.1 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in April, $7.8 million from the sale of common stock, pre-funded warrants and common stock warrants in an underwritten public offering in September, $1.2 million from the exercise of pre-funded warrants and $180,000 from the exercise of common stock warrants, partially offset by repayment of principal of $3.8 million on the secured promissory note payable to Oxford Finance.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2021 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,861	$836	$5,584	$5,258	$6,183
Operating Leases	33,199	3,505	8,316	9,432	11,946
Purchase Obligations	10,959	10,864	95	—	—
Total	$62,019	$15,205	$13,995	$14,690	$18,129

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within other accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive loss. These costs can be a significant component of our research and development expenses.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized over the remaining royalty period of 1.3 years. The developed technology related to Inavir was revalued at $10.6 million as of December 31, 2021, resulting in an impairment loss of $3.0 million being recorded. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value, as reassessed as of December 31, 2021, is being amortized on a straight-line basis over the remaining period of future royalties of 7.9 years.

Stock-Based Compensation

We measure the fair value of all stock option awards to employees, non-executive directors and consultants on the grant date, and record the fair value of these awards, net of estimated forfeitures, as compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model and the expense recorded is affected by subjective assumptions regarding a number of variables, as follows:

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in 2021, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.3%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Prior to 2020 we applied 51% weighting to our own historic volatility and 7% to the historical volatility of each of seven comparable publicly traded biopharmaceutical companies, selected based on their similar size and stage of life cycle. Based on the weighted average applied to options awarded in 2021, a notional 10% decrease in expected volatility (from 125% to 113%) would have reduced the fair value and the related compensation expense by approximately 4.7%.

Risk-Free Interest Rate – This is based on the U.S. Treasury yield curve on the measurement date corresponding with the expected term of the stock-based awards.

Expected Dividend  – We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero.

Forfeiture Rate – This is a measure of the amount of awards that are expected to not vest and is reassessed quarterly. An increase in the estimated forfeiture rate will cause a small decrease the related compensation expense early in the service period, but since the final expense recorded for each award is the number of options vested times their grant date fair value, it has no impact on the total expense recorded.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the issuance of new accounting standards in 2021, none of which have had, or are expected to have, a material impact on our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Vaxart, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Vaxart, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

The consolidated financial statements of the Company as of and for each of the two years in the period ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on February 25, 2021.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Impairment of Intangible Asset and Revaluation of Liability Related to Sale of Future Royalties – Refer to Notes 2, 5 and 7 to the consolidated financial statements

Critical Audit Matter Description

Management utilizes expected future cash flow models as significant inputs into their assessment over the impairment of finite-lived intangible assets and in the determination of the liability related to the sale of future royalties pursuant to a Royalty Interest Acquisition Agreement with HCRP (the “HCRP Agreement”). These models are dependent upon management’s estimates of future cash flows and other factors, including future economic conditions. The Company’s consolidated balance for finite-lived intangible assets and liability related to sale of future royalties were $10.6 million and $11.5 million as of December 31, 2021, respectively. During the year ended December 31, 2021, the Company evaluated the finite-lived intangible assets and recognized impairment charges of $3 million. Additionally, the Company recorded a gain of $3.8 million on a revaluation of the liability related to the sale of future royalties. The impairment and revaluation were based on revised royalty projections and discount rate assumptions that were used in the impairment assessment of the intangible asset underlying the liability.

We identified the impairment assessment of the intangible asset and the revaluation of the liability related to the sale of future royalties as a critical audit matter. The principal considerations for our determination that this is a critical audit matter are the significant judgments made by management in the impairment assessment of the intangible asset and the revaluation of the related liability. A high degree of auditor judgment, effort, and subjectivity was required to perform procedures and evaluate management’s assumptions related to its current estimates of future royalties expected to be paid over the life of the HCRP Agreement.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of intangible assets and the development of assumptions used to estimate fair value. These procedures also included, among others, testing management’s process for developing the estimate, which included evaluating the appropriateness of the method related to cash flow projections for intangible assets and future royalties; testing the completeness and accuracy of underlying data used in the estimates; and evaluating the reasonableness of significant assumptions including future sales, long-term growth rates, and future economic conditions. Evaluating these assumptions involved evaluating whether the assumptions used were reasonable considering (i) historical performance, (ii) industry and economic forecasts and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

San Francisco, California

February 24, 2022

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Vaxart, Inc.

South San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vaxart, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ OUM & Co. LLP

We have served as the Company’s auditor since 2019.

San Francisco, California

February 25, 2021

PCAOB ID Number 252

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$143,745	$126,870
Short-term investments	22,742	—
Accounts receivable	71	334
Prepaid expenses and other current assets	2,609	1,327

Total current assets	169,167	128,531

Long-term investments	16,210	—
Property and equipment, net	6,601	1,480
Right-of-use assets, net	13,168	6,838
Intangible assets, net	10,624	15,361
Goodwill	4,508	—
Other long-term assets	890	372

Total assets	$221,168	$152,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,872	$2,133
Current portion of operating lease liability	1,011	2,052
Current portion of liability related to sale of future royalties	836	2,779
Other accrued current liabilities	5,064	4,799

Total current liabilities	10,783	11,763

Operating lease liability, net of current portion	11,997	5,156
Liability related to sale of future royalties, net of current portion	10,686	12,150
Other long-term liabilities	171	109

Total liabilities	33,637	29,178

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 or 2020	—	—
Common Stock: $0.0001 par value; 150,000,000 shares authorized; 125,594,393 and 110,271,093 shares issued and outstanding as of December 31, 2021 and 2020, respectively	13	11
Additional paid-in capital	406,943	272,274
Accumulated deficit	(219,351)	(148,881)
Accumulated other comprehensive loss	(74)	—

Total stockholders’ equity	187,531	123,404

Total liabilities and stockholders’ equity	$221,168	$152,582

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019

Revenue:
Revenue from customer service contracts	$13	$198	$406
Revenue from government contract	—	—	(20)
Royalty revenue	—	2,962	4,446
Non-cash royalty revenue related to sale of future royalties	879	886	5,030

Total revenue	892	4,046	9,862

Operating expenses:
Research and development	48,749	19,863	14,540
General and administrative	21,890	15,202	6,187
Impairment of intangible assets	3,005	—	—
Restructuring charges (reversals)	—	(849)	4,920

Total operating expenses	73,644	34,216	25,647

Operating loss	(72,752)	(30,170)	(15,785)

Other income (expense):
Interest income	81	75	149
Interest expense	—	—	(315)
Non-cash interest expense related to sale of future royalties	(1,480)	(1,874)	(2,073)
Gain on sale of equipment	—	—	1
Gain on remeasurement of future royalty liability	3,789	—	—
Loss on debt extinguishment	—	—	(100)
Foreign exchange loss, net	(1)	(13)	(32)

Loss before income taxes	(70,363)	(31,982)	(18,155)

Provision for income taxes	107	238	490

Net loss	$(70,470)	$(32,220)	$(18,645)

Net loss per share – basic and diluted	$(0.58)	$(0.36)	$(0.86)

Shares used to compute net loss per share – basic and diluted	121,453,723	88,295,762	21,569,523

Comprehensive loss:
Net loss	$(70,470)	$(32,220)	$(18,645)
Unrealized loss on available-for-sale investments, net of tax	(74)	—	—
Comprehensive loss	$(70,544)	$(32,220)	$(18,645)

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2019	7,141,189	$1	$109,226	$(98,016)	$11,211

Issuance of common stock in March 2019, net of offering costs of $560	1,200,000	—	2,440	—	2,440

Issuance of common stock warrants to placement agents’ designees in March 2019	—	—	100	—	100

Issuance of common stock, pre-funded warrants and common stock warrants in April 2019, net of offering costs of $1,579	925,455	—	7,741	—	7,741

Issuance of common stock warrants to underwriters’ designees in April 2019	—	—	333	—	333

Issuance of common stock, pre-funded warrants and common stock warrants in September 2019, net of offering costs of $1,459	26,124,828	3	7,239	—	7,242

Issuance of common stock warrants to underwriters’ designees in September 2019	—	—	497	—	497

Issuance of common stock upon exercise of pre-funded warrants	12,265,455	1	1,225	—	1,226

Issuance of common stock upon exercise of common stock warrants	598,067	—	180	—	180

Stock-based compensation	—	—	627	—	627

Net loss	—	—	—	(18,645)	(18,645)

Balances as of December 31, 2019	48,254,994	$5	$129,608	$(116,661)	$12,952

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (continued)

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of January 1, 2020	48,254,994	$5	$129,608	$(116,661)	$—	$12,952

Issuance of common stock and common stock warrants in March 2020, net of offering costs of $1,278	4,000,000	—	8,722	—	—	8,722

Issuance of warrants to placement agents’ designees in March 2020	—	—	453	—	—	453

Issuance of common stock under ATM in July 2020, net of offering costs of $2,966	12,503,806	1	97,033	—	—	97,034

Issuance of common stock under ATM during the three months ended December 2020, net of offering costs of $563	692,651	—	4,900	—	—	4,900

Issuance of common stock upon exercise of common stock warrants	44,404,966	5	25,946	—	—	25,951

Issuance of common stock upon exercise of options	414,676	—	602	—	—	602

Disgorgement of short-swing profits, net of costs	—	—	652	—	—	652

Stock-based compensation	—	—	4,358	—	—	4,358

Net loss	—	—	—	(32,220)	—	(32,220)

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2020 ATM, net of offering costs of $5,752	13,239,839	2	122,208	—	—	122,210

Issuance of common stock upon exercise of common stock warrants	1,012,540	—	1,849	—	—	1,849

Issuance of common stock upon exercise of options	1,070,921	—	1,745	—	—	1,745

Stock-based compensation	—	—	8,867	—	—	8,867

Unrealized losses on available-for-sale investments	—	—	—	—	(74)	(74)

Net loss	—	—	—	(70,470)	—	(70,470)

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(70,470)	$(32,220)	$(18,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,208	2,710	3,596
Gain on sale of equipment	—	—	(1)
Accretion of premium on investments	85	—	—
Impairment of property and equipment and right-of-use assets	—	—	1,272
Impairment of intangible assets	3,005	—	—
Stock-based compensation	8,867	4,358	627
Non-cash interest expense	—	—	88
Gain on remeasurement of future royalty liability	(3,789)	—	—
Loss on debt extinguishment	—	—	100
Non-cash interest expense related to sale of future royalties	1,480	1,874	2,073
Non-cash revenue related to sale of future royalties	(1,098)	(3,277)	(3,482)
Change in operating assets and liabilities:
Accounts receivable	263	3,285	(1,823)
Prepaid expenses and other assets	(1,800)	(1,108)	855
Accounts payable	1,626	1,207	(62)
Accrued liabilities	(2,209)	(579)	2,312

Net cash used in operating activities	(59,832)	(23,750)	(13,090)

Cash flows from investing activities:
Purchase of property and equipment	(5,157)	(1,223)	(850)
Proceeds from sale of equipment	—	3	—
Acquisition of business	(4,829)	—	—
Purchases of investments	(44,811)	—	—
Proceeds from maturities of investments	5,700	—	—

Net cash used in investing activities	(49,097)	(1,220)	(850)

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offerings	—	9,175	2,540
Net proceeds from issuance of common stock through at-the-market facilities	122,210	101,934	—
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in April 2019 underwritten offering	—	—	8,074
Net proceeds from issuance of common stock, pre-funded warrants and common warrants in September 2019 underwritten offering	—	—	7,739
Proceeds from issuance of common stock upon exercise of pre-funded warrants	—	—	1,226
Proceeds from issuance of common stock upon exercise of common stock warrants	1,849	25,951	180
Proceeds from issuance of common stock upon exercise of stock options	1,745	602	—
Disgorgement of short-swing profits, net of costs	—	652	—
Repayment of principal on secured promissory note payable to Oxford Finance	—	—	(3,799)

Net cash provided by financing activities	125,804	138,314	15,960

Net increase in cash and cash equivalents	16,875	113,344	2,020

Cash and cash equivalents at beginning of the period	126,870	13,526	11,506

Cash and cash equivalents at end of the period	$143,745	$126,870	$13,526

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$227
Supplemental disclosure of non-cash investing and financing activity:
Issuance of warrants to placement agents’ designees	$—	$453	$100
Issuance of warrants to underwriters’ designees	$—	$—	$830
Operating lease liabilities arising from obtaining right-of-use assets	$8,395	$5,664	$1,929
Property and equipment acquired as an incentive to enter an operating lease	$—	$87	$—
Lease-related assets and liabilities derecognized on early termination and modification of leases	$321	$—	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$453	$78	$4
Proceeds due for sale of property and equipment included in prepaid expenses and other current assets	$—	$—	$3

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1.  Organization and Basis of Presentation

General

Vaxart Biosciences, Inc. was originally incorporated in California in March 2004, under the name West Coast Biologicals, Inc. The Company changed its name to Vaxart, Inc. (“Private Vaxart”) in July 2007, and reincorporated in the state of Delaware. In February 2018, Private Vaxart completed a business combination with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Aviragen merged with Private Vaxart, with Private Vaxart surviving as a wholly-owned subsidiary of Aviragen (the “Merger”). Pursuant to the terms of the Merger, Aviragen changed its name to Vaxart, Inc. (together with its subsidiaries, the “Company” or “Vaxart”) and Private Vaxart changed its name to Vaxart Biosciences, Inc.

On March 20, 2019, the Company completed a registered direct offering (the “March 2019 Offering”) of 1,200,000 shares of the Company’s common stock. The total gross proceeds from the offering to the Company were $3.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $2.5 million. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $320,000. In addition, the Company issued the placement agents’ designees 84,000 common stock warrants at the closing of the March 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of the effective date of the March 2019 Offering. The aggregate fair value of these warrants at issuance was estimated to be $100,000 (see Note 11), which was recorded in offering costs. As of December 31, 2021, the Company had received $0.2 million from the exercise of 67,825 common stock warrants issued to placement agents’ designees in the March 2019 Offering.

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

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable costs of $750,000. In addition, the Company issued the underwriters’ designees 636,364 common stock warrants at the closing of the April 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $1.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $333,000 (see Note 11), which was recorded in offering costs.

The total gross proceeds from the April 2019 Offering to the Company were $9.3 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $8.1 million. In addition, as of December 31, 2021, the Company had received a further $0.8 million from the exercise of all 8,165,455 pre-funded warrants, $11.5 million from the exercise of 10,410,398 common stock warrants issued to investors and $0.8 million from the exercise of 609,849 common stock warrants issued to underwriters’ designees issued in the April 2019 Offering.

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

Pursuant to the terms of an underwriting agreement, the Company paid the underwriters aggregate commissions and reimbursable costs of $713,000. In addition, the Company issued the underwriters’ designees 2,115,738 common stock warrants at the closing of the September 2019 Offering, each warrant entitling the holder to purchase one share of common stock for $0.375 at any time within five years of their issuance date. The aggregate fair value of these warrants at issuance was estimated to be $497,000 (see Note 11), which was recorded in offering costs.

The total gross proceeds from the September 2019 Offering to the Company were $8.7 million. After deducting underwriting discounts, commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company were $7.7 million. In addition, as of December 31, 2021, the Company had received $0.4 million from the exercise of all 4,100,000 pre-funded warrants, $9.2 million from the exercise of 30,661,667 common stock warrants issued to investors and $0.8 million from the exercise of all 2,115,738 common stock warrants issued to underwriters’ designees in the September 2019 Offering.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On March 2, 2020, the Company completed a registered direct offering (the “March 2020 Offering”) of 4,000,000 shares of the Company’s common stock and warrants to purchase 2,000,000 shares of common stock. Each common stock warrant entitles the holder to purchase one share of common stock for $2.50, is exercisable immediately, subject to certain ownership limitations, and will expire five years from the date of issuance. Pursuant to the terms of the engagement letter with the placement agents, the Company paid the placement agents aggregate fees and reimbursable costs of $775,000. In addition, the Company issued the placement agents’ designees 280,000 common stock warrants at the closing of the March 2020 Offering, each warrant entitling the holder to purchase one share of common stock for $3.125 at any time within five years of the effective date of the March 2020 Offering. The aggregate fair value of these warrants at issuance was estimated to be $453,000 (see Note 11), which was recorded in offering costs.

The total gross proceeds from the March 2020 Offering to the Company were $10.0 million. After deducting placement agent fees and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled $9.2 million. In addition, as of December 31, 2021, the Company had received $4.9 million from the exercise of 1,970,850 common stock warrants issued to investors and $0.6 million from the exercise of 179,468 common stock warrants issued to placement agents’ designees in the March 2020 Offering.

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

In the year ended December 31, 2021, the Company sold an additional 13,239,839 shares under the October 2020 ATM for gross proceeds of $127.9 million which, after deducting sales commissions and expenses, resulted in net proceeds under the October 2020 ATM of $122.2 million. As of  December 31, 2021, a total of 13,932,490 shares had been issued and sold under the October 2020 ATM since its inception for gross proceeds of $133.4 million which, after deducting sales commissions and expenses, resulted in net proceeds of $127.1 million.

On September 13, 2021, the October 2020 ATM was terminated and on September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company incurred direct expenses of approximately $0.2 million in connection with filing a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of  December 31, 2021, no shares had been issued under the September 2021 ATM.

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt securities are classified and accounted for as available-for-sale. After consideration of the Company’s objectives to preserve capital, as well as its liquidity requirements, it may sell these debt securities prior to their stated maturities. These securities are carried at fair value and unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are recorded within other income (expense). Any realized gains or losses on the sale of marketable debt securities are determined on a specific identification method, and such gains and losses are recorded as a component of other income (expense). Available-for-sale investments are classified as either current or non-current assets based on each instrument’s underlying effective maturity date and whether the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable securities with remaining maturities of 12 months or less are classified as current and are reported as short-term investments in the consolidated balance sheets. Marketable securities with remaining maturities of more than 12 months for which the Company has the intent and ability to hold the investment for more than 12 months are classified as non-current and are included in long-term investments in the consolidated balance sheets.

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

Accounts Receivable – Accounts receivable arise from the Company’s royalty revenue receivable for sales, net of estimated returns, of Inavir and, until the patent expired in 2019, Relenza, and from its contracts with customers and with the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) (see Note 6) and are reported at amounts expected to be collected in future periods. An allowance for uncollectible accounts will be recorded based on a combination of historical experience, aging analysis and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has provided no allowance for uncollectible accounts as of December 31, 2021 and 2020.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Goodwill and Other Intangible Assets – Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, is not amortized. Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets with finite lives, for impairment in the fourth quarter of each year, and more frequently whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed its manufacturing equipment and its right-of-use asset and leasehold improvements at its manufacturing premises as impaired in the year ended December 31, 2019 (see Note 14) and its developed technology as impaired in the year ended December 31, 2021 (see Note 5).

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

Leases – The Company records operating leases as right-of-use assets and operating lease liabilities in its consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s consolidated statement of operations and comprehensive loss. The Company has elected to not separate lease and non-lease components of facilities leases, whereas non-lease components of equipment leases are accounted for separately from lease components.

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

Stock-Based Compensation – The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. The fair value of options is estimated using the Black-Scholes valuation model. The expected term of each option is estimated by taking the arithmetic average of its original contractual term and its average vesting term.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without consideration of potential common shares.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40). In addition to simplifying the accounting for certain debt and equity instruments, none of which the Company presently has outstanding, this standard update provides guidance on how certain instruments should be treated in the computation of earnings per share. The Company adopted the new guidance effective January 1, 2021. Its adoption had an immaterial impact on the number of shares used in the computation of year-to-date basic and diluted earnings per share.

Recent Accounting Pronouncements

The Company has reviewed all significant newly-issued accounting pronouncements that are not yet effective and concluded that they are either not applicable to its operations or their adoption will not have a material impact on its financial position or results of operations.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3.  Business Combination

On November 30, 2021, the Company closed its acquisition of Kindred BioSciences, Inc.’s GMP manufacturing line in Burlingame, California in exchange for $4.8 million in cash. The transaction was accounted for as a business combination and the Company incurred transaction related expenses totaling $82,000, which were recorded within general and administrative expenses in the consolidated statement of operations.

The fair value of the assets acquired in connection with the acquisition are as follows (in thousands):

Property and equipment	$321
Goodwill	4,508

Total purchase price	$4,829

In addition, the Company paid $671,000 in prepaid rent in connection with the modification of the pre-existing embedded lease at the Burlingame facility (see Note 8).

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, is attributable primarily to the expected cost savings of manufacturing internally, as opposed to outsourcing, and the assembled workforce. All of the goodwill is expected to be deductible for income tax purposes.

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

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  December 31, 2021 and 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Recurring financial assets:
Money market funds	$70,978	$—	$—	$70,978
U.S. Treasury securities	—	24,997	—	24,997
Commercial paper	—	7,491	—	7,491
Corporate debt securities	—	6,464	—	6,464

Total assets	$70,978	$38,952	$—	$109,930

	Level 1	Level 2	Level 3	Total
December 31, 2020
Recurring financial assets:
Money market funds	$60,005	$—	$—	$60,005

Total assets	$60,005	$—	$—	$60,005

The Company held no financial liabilities measured on a recurring basis as of December 31, 2021 or 2020, or in the years ended December 31, 2021, 2020 or 2019.

NOTE 5.  Balance Sheet Components

(a)     Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2021
Cash at banks	$72,767	$—	$—	$72,767	$72,767	$—	$—
Money market funds	70,978	—	—	70,978	70,978	—	—
U.S. Treasury securities	25,055	—	(58)	24,997	—	12,022	12,975
Commercial paper	7,491	—	—	7,491	—	7,491	—
Corporate debt securities	6,480	—	(16)	6,464	—	3,229	3,235
Total	$182,771	$—	$(74)	$182,697	$143,745	$22,742	$16,210

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2020
Cash at banks	$66,865	$—	$—	$66,865	$66,865	$—	$—
Money market funds	60,005	—	—	60,005	60,005	—	—
Total	$126,870	$—	$—	$126,870	$126,870	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b)     Accounts Receivable

Accounts receivable comprises royalties receivable of $71,000 and $334,000 as of December 30, 2021 and 2020, respectively.

(c)     Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020

Laboratory equipment	$5,057	$1,759
Office and computer equipment	481	294
Leasehold improvements	1,063	—
Construction in progress	1,305	—
Total property and equipment	7,906	2,053
Less: accumulated depreciation	(1,305)	(573)
Property and equipment, net	$6,601	$1,480

Depreciation expense was $732,000, $114,000 and $504,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Property and equipment and leasehold improvements at one of the Company’s leased premises in California that were used in the Company’s manufacturing operations (see Note 14) were assessed as impaired as of December 31, 2019, and accordingly an impairment charge of $1,152,000 was recorded as a component of restructuring costs within operating expenses.

(d)     Right-of-Use Assets, Net

Right-of-use assets consist of the following (in thousands):

	December 31, 2021	December 31, 2020

Facilities	$13,168	$6,836
Office equipment	—	2
Right-of-use assets, net	$13,168	$6,838

The right of use of one of the Company’s leased premises in California used in the Company’s manufacturing operations (see Note 14) was assessed as impaired as of December 31, 2019, and accordingly an impairment charge of $120,000 was recorded as a component of restructuring costs within operating expenses.

(e)     Intangible Assets, Net

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of December 31, 2021, developed technology and intellectual property had remaining lives of 7.9 and 6.0 years, respectively. Intangible assets consist of the following (in thousands):

	December 31, 2021	December 31, 2020

Developed technology	$10,600	$20,300
Intellectual property	80	80
Total cost	10,680	20,380
Less: accumulated amortization	(56)	(5,019)
Intangible assets, net	$10,624	$15,361

Intangible asset amortization expense was $1.7 million, $1.7 million and $2.3 million for the years ended  December 31, 2021, 2020 and 2019, respectively. Due to a decline in royalties earned since the outbreak of COVID-19 (see Note 7), developed technology was assessed as partially impaired as of  December 31, 2021, and accordingly an impairment charge of $3.0 million was recorded within operating expenses.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2021, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2022	$1,350
2023	1,350
2024	1,350
2025	1,350
2026	1,350
Thereafter	3,874
Total	$10,624

(f)     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020

Accrued compensation	$2,786	$1,618
Accrued clinical and manufacturing expenses	986	1,772
Accrued professional and consulting services	556	777
Other liabilities, current portion	736	632
Total	$5,064	$4,799

NOTE 6.  Revenue

Service Contracts with Customers

Contract Balances. No amounts related to service contracts with customers were receivable as of December 31, 2021 or 2020. Contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of December 31, 2021 and 2020, were nil and $219,000, respectively, which were included in prepaid expenses and other current assets.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of December 31, 2021 and 2020, there was no deferred revenue and the aggregate amount of RPO was nil and $13,000, respectively, all of which was unbilled contract revenue which is not recorded on the balance sheet. Unbilled contract revenue represents non-cancelable contracts under which the Company has an obligation to perform, for which revenue has not yet been recognized in the financial statements and the fixed amounts billable have not yet been invoiced.

U.S. Government HHS BARDA Contract

In September 2015, HHS BARDA awarded the Company a contract to support the advanced development of a more effective and universal influenza vaccine to improve seasonal and pandemic influenza preparedness. On each of May 25 and July 18, 2017, and June 28, 2018, the Company entered into a Modification of Contract with HHS BARDA, the combined effect being to increase the value of the original $14 million contract by $1.7 million and to extend it through September 30, 2018. The modified contract is a cost-plus-fixed-fee contract, which reimburses the Company for allowable direct contract costs plus allowable indirect costs and a fixed-fee, totaling $15.7 million. As of December 31, 2021, the cumulative revenue recorded from inception under the HHS BARDA contract represents $20,000 less than the maximum amount billable under the contract as presently modified, with no further change orders envisaged.

Billings under the contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, overhead and general and administrative expenses. Indirect rates as well as allowable costs are subject to audit by HHS BARDA on an annual basis. Management believes that revenues recognized to date have been recorded in amounts that are expected to be realized upon final audit and settlement. When the final determination of the allowable costs for any year has been made, revenue and billings may be adjusted accordingly in the period that the adjustments are known and collection is probable. Costs relating to contract acquisition are expensed as incurred. In the three months ended December 31, 2019, the Company reversed $20,000 in revenue that was invoiced late in 2018 to correct prior undercharges but which may never be received, and does not consider any of the revenue recorded as of December 31, 2021, to be at risk of reversal.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Royalty agreements

Aviragen entered into a royalty-bearing research and license agreement with GlaxoSmithKline, plc (“GSK”) in 1990 for the development and commercialization of zanamivir, a neuraminidase inhibitor marketed by GSK as Relenza, to treat influenza. All the Company’s Relenza patents have expired, the last remaining intellectual property related to the Relenza patent portfolio, which is solely owned by the Company and exclusively licensed to GSK, having expired in July 2019 in Japan, at which time royalty revenue ceased, although it remained subject to minor adjustments for sales returns and exchange rate differences. Royalty revenue related to Relenza in 2021, 2020 and 2019, was nil, $193,000 and $778,000, respectively.

The Company also generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in 2021, 2020 and 2019, was nil, $2,769,000 and $3,668,000, respectively. In addition, the Company recognized non-cash royalty revenue related to sale of future royalties (see Note 7) of $879,000, $886,000 and $5,030,000 in 2021, 2020 and 2019, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $44,000, $183,000 and $435,000 was included in income tax expense in the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table shows the activity within the liability account during the year ended December 31, 2021 (in thousands):

Total liability related to sale of future royalties, start of year	$14,929
Non-cash royalty revenue paid to HCRP	(1,098)
Non-cash interest expense recognized	1,480
Revaluation gain recognized	(3,789)
Total liability related to sale of future royalties, end of year	11,522
Current portion	(836)
Long-term portion	$10,686

Due to a decline in royalties earned since the outbreak of COVID-19, the amount expected to be payable to HCRP was revalued as of December 31, 2021, and the resulting gain on revaluation of debt of $3.8 million was recorded within other income and expenses.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 8.  Leases

The Company has obtained the right of use for office and manufacturing facilities under five operating lease agreements with initial terms exceeding one year and has three operating lease agreements for facilities and one for manufacturing equipment with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been extended until March 31, 2029, with an option to extend for an additional eight years. The right of use of these premises was assessed as partially impaired as of December 31, 2019 (see Note 14). In addition, the Company has the right of use of a facility located in South San Francisco, California, under a lease that, following a one-year extension, now terminates on July 31, 2022, with no extension option. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. Further, the Company had identified an embedded lease for the rental of facilities in Burlingame, California, within a Statement of Work for the manufacture of bulk vaccine product that was expected to be completed early in September 2022. This lease was partially extended until May 31, 2025, with two 30-month extension options, in connection with the business combination (see Note 3) and partially terminated, for which a gain of $116,000 was recorded within research and development expense. Further, the Company obtained, via the Merger in February 2018, the right of use of facilities located in Alpharetta, Georgia, that terminated on  February 28, 2021, with no extension option. These facilities were subleased for the remainder of the lease term effective November 30, 2018. The Company has also identified a short-term lease for the rental of facilities in Burlingame, California, and short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin.

As of December 31, 2021, the weighted average discount rate for operating leases with initial terms of more than one year was 9.27% and the weighted average remaining term of these leases was 6.93 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  December 31, 2021 (in thousands):

Year Ending December 31,	Amount
2022	$2,071
2023	2,123
2024	2,195
2025	2,297
2026	2,852
Thereafter	6,770
Undiscounted total	18,308
Less: imputed interest	(5,300)
Present value of future minimum payments	13,008
Current portion of operating lease liability	(1,011)
Operating lease liability, net of current portion	$11,997

The Company presently has no finance leases and future obligations of $14,000 for facilities and $8,000 for equipment under operating leases with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the years ended December 31, 2021, 2020 and 2019, are summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$2,513	$1,145	$959
Short-term lease cost	340	13	15
Variable lease cost	1,233	264	162
Sublease income	(36)	(217)	(217)
Total lease cost	$4,050	$1,205	$919

Net cash outflows associated with operating leases totaled $4.4 million, $1.1 million and $983,000 in the years ended December 31, 2021, 2020 and 2019, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The annual effective interest rate of the note, including the accretion of the final payment and the amortization of the debt discount, was approximately 10.5%. The Company recorded interest expense related to the Loan Agreement of $311,000 during the year ended December 31, 2019, of which $223,000 was paid. The note was repaid in full on November 4, 2019. At that date, the unamortized deferred financing costs of $98,000 plus $2,000 reimbursed to Oxford Finance for legal fees were expensed as loss on debt extinguishment within other income and (expenses).

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 10.  Commitments and Contingencies

(a)     Purchase Commitments

As of December 31, 2021, the Company had approximately $11.0 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next eighteen months. In addition, the Company has operating lease commitments as detailed in Note 8 and a further commitment for an operating lease with rental payments totaling $14.9 million payable by March 31, 2029, which has been executed but has not yet commenced.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020 and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. On March 15, 2021, the court sustained demurrers to the second amended complaint, without prejudice to file a further amended complaint. A third amended complaint was filed on June 11, 2021. The third amended complaint names certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The third amended complaint challenges certain stock options granted to certain of the Company’s officers and directors in June 2020; certain alleged statements and omissions made in the Company’s April 24, 2020, proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The third amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On August 31, 2021, the Company, as well as all other defendants, filed demurrers to the third amended complaint. The demurrers have not yet been decided.

On September 8, 2020, a purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled Galjour v. Floroiu, et al. On October 20, 2020, a purported shareholder derivative and class action complaint, entitled Jaquith v. Vaxart, Inc., was filed in the Court of Chancery of the State of Delaware. On November 12, 2020, the two actions were consolidated under the caption In re Vaxart, Inc. Stockholder Litigation and the complaint filed in the Jaquith action was deemed the operative pleading. The operative complaint names certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty and unjust enrichment and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for unjust enrichment and breach of fiduciary duty or alternatively aiding and abetting breach of fiduciary duty against Armistice. The complaint challenges certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020; certain alleged statements and omissions made in the Company’s April 24, 2020, proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The complaint purports to bring all but one of the claims derivatively on behalf of and for the benefit of the Company. It also purports to bring one claim, for breach of fiduciary duty based on alleged statements and omissions in the Company’s April 24, 2020, proxy statement, directly on behalf of a class of Vaxart stockholders. The complaint names the Company as a “nominal defendant” against which no damages are sought. On January 4, 2021, all defendants filed motions to dismiss. In a decision dated November 30, 2021 and corrected on December 1, 2021, the court dismissed the claims relating to the warrant amendments. The motions to dismiss the remaining claims have not yet been decided.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

In August and September 2020, two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California. The first action, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020. The second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (together, the “Putative Class Action”). By Order dated September 17, 2020, the two actions were deemed related. On December 9, 2020, the court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed an amended consolidated complaint. On August 9, 2021, lead plaintiffs filed a corrected amended consolidated complaint. The amended consolidated complaint names certain of Vaxart’s current and former executive officers and directors, as well as Armistice, as defendants. It claims three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The amended consolidated complaint alleges that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint seeks to be certified as a class action for similarly situated shareholders and seeks, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. On December 22, 2021, the court granted in part and denied in part the motions to dismiss. The parties appeared at an initial case management conference on February 2, 2022, to set a schedule for the rest of the action. On February 8, 2022, the court entered a Case Management Plan, setting forth certain case deadlines.

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

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”). Because this complaint is nearly identical to an earlier version of a complaint filed in the Putative Class Action, the Opt-Out Action has been stayed pending resolution of the Putative Class Action.

On March 5, 2021, a purported shareholder, Kathleen Sanetel, served a demand letter on the Company’s board of directors demanding that it investigate and commence appropriate legal action against certain members of the board of directors, certain executive officers, and Armistice to remedy purportedly wrongful conduct. On or about June 2, 2021, another purported shareholder, Jerry Besa, served a substantially identical demand letter. The specific allegations and alleged wrongful conduct set forth in the demand letter are, in all material respects, substantially similar to the allegations and claims made in the amended consolidated complaint in the Putative Class Action. After receipt of the Sanetel demand letter, the Board appointed a committee of the Board (the “Demand Committee”) and delegated to the Demand Committee the authority to investigate the matters referenced in the demand letter and determine action(s), if any, to be taken by the Company in response to the demand. On February 10, 2022, a purported shareholder, Kevin Meehan, served a similar demand letter on the Company’s current board of directors, premised on the same allegations and claims made in the amended consolidated complaint in the Putative Class Action and demanding the Company take legal action against the defendants in the Putative Class Action. The Demand Committee will investigate and consider the Meehan demand letter.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(b)     Common Stock

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2021, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2021	December 31, 2020

Options issued and outstanding	10,216,106	6,813,033
Available for future grants of equity awards	5,582,742	1,230,863
Common stock warrants	232,434	1,244,974
Total	16,031,282	9,288,870

(c)     Warrants

The Company has the following warrants outstanding as of December 31, 2021, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 12.  Equity Incentive Plans

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock. Following adoption of the 2019 Plan, all previous plans were frozen, and on forfeiture, cancellation and expiration, awards under those plans are not assumed by the 2019 Plan.

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders (a “Plan Amendment”) on June 8, 2020, to 8,000,000, and by a Plan Amendment on June 16, 2021, to 16,900,000, subject to standard adjustments in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that expire or are canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

A summary of stock option transactions in each of the three years ended December 31, 2021, is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price

Balance at January 1, 2019	200,650	865,163	$8.13
Authorized under 2019 Plan on Adoption	1,600,000	—	$—
Removed from 2016 Plan	(223,389)	—	$—
Granted	(1,791,030)	1,791,030	$0.67
Forfeited	483,849	(592,528)	$1.57
Canceled	25,100	(252,013)	$9.25

Balance at December 31, 2019	295,180	1,811,652	$2.74

Authorized under 2019 Plan Amendment	6,400,000	—	$—
Granted	(5,579,800)	5,579,800	$2.66
Exercised	—	(414,676)	$1.45
Forfeited	105,910	(105,992)	$1.65
Canceled	9,573	(57,751)	$10.57

Balance at December 31, 2020	1,230,863	6,813,033	$2.70

Authorized under 2019 Plan Amendment	8,900,000	—	$—
Granted	(5,178,438)	5,178,438	$7.09
Exercised	—	(1,070,921)	$1.63
Forfeited	630,317	(650,054)	$3.16
Canceled	—	(54,390)	$11.98

Balance at December 31, 2021	5,582,742	10,216,106	$4.96

As of December 31, 2021, there were 10,216,106 options outstanding with a weighted average exercise price of $4.96, a weighted average remaining term of 8.67 years and an aggregate intrinsic value of $18.7 million. Of these options, 9,577,757 were expected to vest, with a weighted average exercise price of $4.85, a weighted average remaining term of 8.62 years and an aggregate intrinsic value of $18.4 million. Of these, 3,743,237 were vested, with a weighted average exercise price of $2.71, a weighted average remaining term of 7.62 years and an aggregate intrinsic value of $14.2 million.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2021, based on the Company’s common stock closing price of $6.27, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company received $1.7 million for the 1,070,921 options exercised during the year ended December 31, 2021, which had an intrinsic value of $6.2 million, and received $602,000 for the 414,676 options exercised during the year ended December 31, 2020, which had an intrinsic value of $2.2 million. There were no options exercised in the year ended December 31, 2019.

On June 15, 2020, the Company awarded 900,000 performance-based options with an exercise price of $2.46 per share to its new Chief Executive Officer. Vesting of these options would occur if the Company achieved a specified closing price during any ten consecutive trading days by November 30, 2020, with one-third based on a closing price of $5.00, one-third based on a closing price of $7.50 and one-third based on a closing price of $10.00, subject to continuing employment. Utilizing a Monte Carlo Simulation and assumptions of the fair value of Common Stock of $2.46, estimated volatility of 105%, a risk-free interest rate of 0.35%, a zero dividend rate and an expected term of 5.23 years, the Company determined the weighted average fair value of these options on the issuance date to be $0.31 per share, or $279,000, which was initially being expensed over the estimated vesting term, assuming vesting occurs by November 30, 2020, for each tranche. The tranches based on closing prices of $5.00, $7.50 and $10.00 vested on July 9, 2020, July 20, 2020 and July 24, 2020, respectively, so the unamortized balance as of June 30, 2020, was expensed in the three months ended September 30, 2020.

Excluding these performance-based options, the weighted average grant date fair value of options awarded in the years ended December 31, 2021, 2020 and 2019, was $6.49, $2.49 and $0.48, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2021	2020	2019

Risk-free interest rate	0.91% - 1.35%	0.40% - 0.88%	1.68% - 2.31%
Expected term (in years)	5.44 - 6.08	5.22 - 10.00	5.39 - 10.00
Expected volatility	122% - 131%	94% - 111%	83% - 85%
Dividend yield	—%	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Research and development	$4,304	$1,563	$253
General and administrative	4,563	2,795	374
Total stock-based compensation	$8,867	$4,358	$627

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

As of December 31, 2021, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $28.6 million, which the Company expects to recognize over an estimated weighted average period of 3.07 years.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Related Party Transactions

In April 2020, the Company recorded a net amount of $652,000 related to the disgorgement of stockholder short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the consolidated balance sheet.

NOTE 14.  Restructuring Charges (Reversals)

Restructuring liabilities primarily consisted of the estimated future obligations for contract suspension costs and severance and benefits obligations. These restructuring liabilities, all of which were paid in the year ending  December 31, 2020, were recorded in either accounts payable or other accrued liabilities in the consolidated balance sheets.

The Company approved a reduction-in-force during the year ended December 31, 2019, for which it accrued severance and benefits charges, all of which were paid in the three months ended March 31, 2020. The Company also accrued the maximum amount potentially payable under a manufacturing work order which it suspended. Following negotiations with the vendor, the Company paid $2,252,000 in September 2020 in full settlement and reversed the remainder of the balance accrued. Further, the Company recorded impairment charges against property and equipment and right-of-use assets formerly used for manufacturing covering the period in which no benefits were expected to be derived, and incurred legal fees and accretion costs in connection with the restructuring. In the year ended December 31, 2020, the Company recorded costs for legal fees and for accretion related to the manufacturing premises. The Company recorded no charges or reversals in the year ended December 31, 2021, and does not expect to incur any further charges related to this restructuring.

Cumulative restructuring costs incurred and a reconciliation of the change in related liabilities during the years ended December 31, 2019 and 2020, is as follows (in thousands):

	Suspension	Severance	Impairment
	of Contract	Benefits	Charges	Other	Total

Cumulative cost incurred as of December 31, 2021	$2,252	$368	$1,272	$179	$4,071

Reconciliation of liabilities:
Balance at January 1, 2019	$—	$—	$—	$—	$—
Period charges	3,223	368	1,272	57	4,920
Settlements	—	—	(1,272)	—	(1,272)
Balance at December 31, 2019	3,223	368	—	57	3,648

Period charges	—	—	—	122	122
Period reversals	(971)	—	—	—	(971)
Settlements	(2,252)	(368)	—	(179)	(2,799)
Balance at December 31, 2020	$—	$—	$—	$—	$—

There was no restructuring liability as of December 31, 2021.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 15.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $19,500 for calendar years 2021 and 2020, up from $19,000 for 2019. Employees age 50 or over may elect to contribute an additional $6,500 annually for 2021 and 2020, up from $6,000 for 2019.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2021, 2020 and 2019, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $288,000, $96,000 and $140,000 in the years ended December 31, 2021, 2020 and 2019, respectively. The costs of administering the Plan totaled $14,000, $10,000 and $14,000 in the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 16.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019

Current:
Federal	$—	$—	$—
State	1	3	2
Foreign	106	235	488

Total Current	107	238	490

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total Deferred	—	—	—

Provision for income taxes	$107	$238	$490

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$30,256	$14,161	$6,924
Research and development tax credits	4,923	2,497	1,591
Capitalized research and development	4,016	4,534	4,773
Sale of future royalties	5,826	7,178	7,486
Lease liability	3,184	1,695	492
Accruals, reserves and other	3,043	1,327	1,253
Total deferred tax assets	51,248	31,392	22,519
Valuation allowance	(42,589)	(21,952)	(13,365)
Deferred tax assets net of valuation allowance	8,659	9,440	9,154
Deferred tax liabilities:
Intangible assets	(5,410)	(7,832)	(8,730)
Right-of-use assets	(3,223)	(1,608)	(424)
Depreciation on property and equipment	(26)	—	—
Total deferred tax liabilities	(8,659)	(9,440)	(9,154)

Net deferred tax assets	$—	$—	$—

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes:

	Year Ended December 31,
	2021	2020	2019

U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes (net of federal benefit)	4.0	2.9	0.4
Foreign rate differential	0.3	(0.7)	(2.6)
Permanently non-deductible items	0.2	2.2	(3.7)
Tax credits	3.4	2.8	1.7
Change in valuation allowance	(29.3)	(26.8)	194.2
Tax attributes write-off due to change in control	—	0.5	(208.3)
Prior year true-up	0.6	(2.5)	(0.9)
Other	(0.3)	(0.1)	(4.5)

Provision for income taxes	(0.1)%	(0.7)%	(2.7)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the year ended December 31, 2019, primarily due to the write-off of tax attributes due to a change in control. In addition, in each of the years ended December 31, 2021, 2020 and 2019, significant reasons for the difference between the actual tax rate and the federal rate of 21% were foreign income taxes being taxed at different rates, nondeductible expenses, research and development tax credits and the change in valuation allowance.

As of December 31, 2021, 2020 and 2019, the Company had net operating loss (“NOL”) carryforwards of $115.9 million, $51.6 million and $18.0 million for federal purposes, and $84.8 million, $26.8 million and $1.6 million for state purposes, respectively. If not utilized, these carryforwards will begin to expire in 2024 for federal, and 2028 for state purposes. The reductions in carryforwards in 2019 were primarily due to a change in ownership.

As of December 31, 2021, the Company also has accumulated tax losses of $6.7 million for Australia available for carry forward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of December 31, 2021, 2020 and 2019, the Company had federal research and development tax credit carryforwards of $3.1 million, $0.9 million and $0.1 million, respectively and state research and development tax credit carryforwards of $5.0 million, $3.4 million and $2.7 million, respectively, before offset for unrecognized tax benefits, to offset future income tax liabilities. The federal research and development tax credits will expire at various dates beginning in 2039, if not utilized, while the state research and development tax credit can be carried forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code provide for a limitation on the annual use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company has completed an analysis to determine if such ownership changes have occurred and concluded it was more likely than not that there were changes in ownership. Due to the existence of full valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate. Further analyses will be performed prior to recognizing the benefits of any losses or credits in the consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all its net deferred tax assets as of December 31, 2021, 2020 and 2019. The net change in total valuation allowance was an increase of approximately $20.6 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively, a decrease of approximately $35.3 million for the year ended December 31, 2019. The decrease in 2019 is primarily due to the reduction in NOL and tax credit carryforwards that were triggered by the change in ownership on September 30, 2019.

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $2.4 million and $1.3 million as of December 31, 2021 and 2020, respectively, none of which would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

Beginning Balance	$1,281	$851	$1,582
Additions based on tax positions related to the current year	1,132	431	159
Increase (decreases) related to prior years’ tax positions	9	(1)	(890)

Ending Balance	$2,422	$1,281	$851

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2018. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for tax years before 2017 in states in which it has filed income tax returns. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits, from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company is subject to foreign tax examinations by tax authorities for fiscal year 2016 and forward.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 17.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019

Net loss	$(70,470)	$(32,220)	$(18,645)

Shares used to compute net loss per share, basic and diluted	121,453,723	88,295,762	21,569,523

Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.36)	$(0.86)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019

Options to purchase common stock	8,206,137	4,409,806	1,583,575

Warrants to purchase common stock	369,043	14,773,425	17,579,945

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	8,575,180	19,183,231	19,163,520

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 18.  Quarterly Financial Data (Unaudited)

Selected summarized quarterly financial information for each of the last three fiscal years is as follows (in thousands):

	Year Ended December 31, 2021
	First	Second	Third	Fourth

Revenue	$506	$112	$200	$74
Operating expenses	$16,017	$15,887	$17,451	$24,289
Net loss	$(16,007)	$(16,116)	$(17,583)	$(20,764)
Net loss per share – basic and diluted	$(0.14)	$(0.13)	$(0.14)	$(0.17)

	Year Ended December 31, 2020
	First	Second	Third	Fourth

Revenue	$2,902	$523	$265	$356
Operating expenses	$3,596	$9,049	$7,854	$13,717
Net loss	$(1,297)	$(8,977)	$(8,085)	$(13,861)
Net loss per share – basic and diluted	$(0.02)	$(0.12)	$(0.08)	$(0.13)

	Year Ended December 31, 2019
	First	Second	Third	Fourth

Revenue	$5,407	$85	$454	$3,916
Operating expenses	$5,855	$5,082	$5,168	$9,542
Net loss	$(1,339)	$(5,637)	$(5,260)	$(6,409)
Net loss per share – basic and diluted	$(0.18)	$(0.39)	$(0.32)	$(0.13)

NOTE 19.  Subsequent Events

Since December 31, 2021, the Company has issued 216,000 shares of common stock under the September 2021 ATM (see Note 1) for net proceeds totaling $1.0 million.

Changes in the status of litigation since December 31, 2021, are included in “Note 10. Commitments and Contingencies—(c) Litigation”.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (“Withum”), acquired certain assets of OUM & Co. LLP (“OUM”), the independent registered public accounting firm for Vaxart, Inc. (the “Company”) (the “Transaction”). As a result of this Transaction, on July 15, 2021, OUM resigned as the Company’s independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company’s new independent registered public accounting firm, effective July 15, 2021.

Prior to the Transaction, the Company did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on the Company’s financial statements, and Withum did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) on the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2020 and 2019, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through July 15, 2021, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

Item 9B.  Other Information

In December 2021, our board approved the relocation of the Company’s corporate headquarters and principal executive offices to south Florida. The decision to move our corporate headquarters and principal executive offices to south Florida is driven by various considerations. Among other considerations, a majority of the Company’s executive officers and a majority of the Company’s directors reside on the East Coast, including Andrei Floroiu, the Company’s Chief Executive Officer. Our board determined that a corporate headquarters on the East Coast would be more accessible for meetings among the Company’s management team and meetings of the board. Additionally, our board determined that a corporate headquarters on the East Coast could facilitate communications and other interactions with governmental agencies in Washington, D.C., investment banks and financial services providers in New York, and potential customers and strategic partners in the United States, Europe and the Middle East. We are currently seeking appropriate office space in south Florida and the relocation of our corporate headquarters and principal executive offices to south Florida will take effect once office space is selected and leased.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 9, 2020
3.6	Amended and Restated By-laws of Vaxart, Inc., effective as of April 7, 2021	8-K	001-35285	3.1	April 13, 2021
4.1	Reference is made to Exhibits 3.1 to 3.6
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9	Form of Common Stock Warrant (March 2020)	8-K	001-35285	4.1	March 2, 2020
4.10	Form of Placement Agent Warrant (March 2020)	8-K	001-35285	4.2	March 2, 2020
4.11 *	Description of Securities of the Registrant
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16 #	Offer Letter, dated May 25, 2011, and Amendment to Offer Letter and Option Grant Agreement, dated October 1, 2011, by and between Vaxart, Inc. and Wouter W. Latour, M.D.	S-4/A	333-222009	10.25	December 29, 2017
10.17	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.18	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.19 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.20	Form of Sales Agreement dated December 19, 2018 by and between Vaxart, Inc. and B. Riley FBR, Inc.	S-3	333-228910	1.2	December 02, 2018
10.21	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.22	Engagement Letter, dated as of January 25, 2019, by and between Vaxart, Inc. and H.C. Wainwright & Co., LLC, as amended	8-K	001-35285	10.2	March 20, 2019
10.23	Form of Placement Agent Warrant (March 2019)	8-K	001-35285	10.3	March 20, 2019

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.24 #	2019 Equity Incentive Plan, as amended	8-K	001-35285	10.1	June 21, 2021
10.25 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-239727	10.2	July 7, 2020
10.26 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.27 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.28	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
10.29	Form of Securities Purchase Agreement, dated February 27, 2020, by and among Vaxart, Inc. and the Purchasers named therein	8-K	001-35285	10.1	March 2, 2020
10.30 #	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker	10-Q	001-35285	10.2	May 12, 2020
10.31 #	Offer Letter, dated March 26, 2018, by and between the Company and Margaret Echerd	10-Q	001-35285	10.3	May 12, 2020
10.32 #	Letter dated December 27, 2018, from the Company to Margaret Echerd	10-Q	001-35285	10.4	May 12, 2020
10.33 #	Separation Agreement, dated June 14, 2020, between Vaxart, Inc. and Wouter W. Latour, M.D.	8-K	001-35285	10.1	June 15, 2020
10.34 #	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	8-K	001-35285	10.2	June 15, 2020
10.35	Sales Agreement, dated July 8, 2020, by and between SVB Leerink LLC, B. Riley FBR, Inc. and Vaxart, Inc.	S-3ASR	333-239751	1.2	July 8, 2020
10.36 +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.4	November 12, 2020
10.37 +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.5	November 12, 2020
10.38 +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.6	November 12, 2020
10.39	Open Market Sale Agreement, dated October 13, 2020, by and between Vaxart, Inc., Jefferies LLC, and Piper Sandler & Co.	8-K	001-35285	1.1	October 14, 2020
10.40	Sublease Agreement dated November 16, 2020, by and between Vaxart, Inc. and Vera Therapeutics, Inc.	10-K	001-35285	10.40	February 25, 2021
10.41	Controlled Equity Offering Sales Agreement dated September 15, 2021, by and among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	8-K	001-35285	1.1	September 16, 2021
10.42	Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership	8-K	001-35285	10.1	September 21, 2021
10.43	Second Amendment to Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Healthpeak Properties, Inc.	8-K	001-35285	10.2	September 21, 2021
10.44 #	Offer Letter, dated August 16, 2021, by and between the Company and James Cummings MD	10-Q	001-35285	10.4	November 4, 2021
10.45 + *	Asset Purchase Agreement, dated November 24, 2021, by and between Vaxart, Inc. and Kindred Biosciences, Inc.
10.46 # *	Offer letter, dated January 18, 2022, by and between the Company and Edward Berg
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
23.2 *	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
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

VAXART, INC.

	By:	/s/ ANDREI FLOROIU
Date: February 24, 2022		Andrei Floroiu
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

SIGNATURE	TITLE	DATE

/s/ ANDREI FLOROIU
Andrei Floroiu	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	February 24, 2022

/s/ MARGARET A. ECHERD
Margaret A. Echerd	Senior Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 24, 2022

/s/ TODD C. DAVIS
Todd C. Davis	Chairman of the Board	February 24, 2022

/s/ JULIE CHERRINGTON
Julie Cherrington	Director	February 24, 2022

/s/ MICHAEL J. FINNEY
Michael J. Finney, Ph.D.	Director	February 24, 2022

/s/ DAVID WHEADON M.D.
David Wheadon M.D.	Director	February 24, 2022

/s/ KAREN L. WILSON
Karen L. Wilson	Director	February 24, 2022

/s/ ROBERT A. YEDID
Robert A. Yedid	Director	February 24, 2022