Form 10-Q
period 2022-03-31
Vaxart, Inc.
filed 2022-05-09
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The Registrant had 126,445,811 shares of common stock, $0.0001 par value, outstanding as of May 6, 2022.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$123,404	$143,745
Short-term investments	24,254	22,742
Accounts receivable	81	71
Prepaid expenses and other current assets	6,441	2,609

Total current assets	154,180	169,167

Long-term investments	9,349	16,210
Property and equipment, net	7,629	6,601
Right-of-use assets, net	12,870	13,168
Intangible assets, net	10,286	10,624
Goodwill	4,508	4,508
Other long-term assets	1,556	890

Total assets	$200,378	$221,168

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,017	$3,872
Current portion of operating lease liability	1,079	1,011
Current portion of liability related to sale of future royalties	836	836
Other accrued liabilities	5,103	5,064

Total current liabilities	11,035	10,783

Operating lease liability, net of current portion	11,837	11,997
Liability related to sale of future royalties, net of current portion	10,955	10,686
Other long-term liabilities	186	171

Total liabilities	34,013	33,637

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 125,840,811 and 125,594,393 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	411,113	406,943
Accumulated deficit	(244,452)	(219,351)
Accumulated other comprehensive loss	(309)	(74)

Total stockholders’ equity	166,365	187,531

Total liabilities and stockholders’ equity	$200,378	$221,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Revenue from customer service contracts	$—	$13
Non-cash royalty revenue related to sale of future royalties	85	493

Total revenue	85	506

Operating expenses:
Research and development	18,203	10,073
General and administrative	6,658	5,944

Total operating expenses	24,861	16,017

Operating loss	(24,776)	(15,511)

Other income (expense):
Interest income	35	9
Non-cash interest expense related to sale of future royalties	(340)	(466)
Foreign exchange loss, net	—	(1)

Loss before income taxes	(25,081)	(15,969)

Provision for income taxes	20	38

Net loss	$(25,101)	$(16,007)

Net loss per share - basic and diluted	$(0.20)	$(0.14)

Shares used to compute net loss per share - basic and diluted	125,795,255	115,422,628

Comprehensive loss:
Net loss	$(25,101)	$(16,007)
Unrealized loss on available-for-sale investments, net of tax	(235)	(5)
Comprehensive loss	$(25,336)	$(16,012)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended March 31, 2022

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $314	216,000	—	992	—	—	992

Issuance of common stock upon exercise of stock options	30,418	—	48	—	—	48

Stock-based compensation	—	—	3,130	—	—	3,130

Unrealized losses on available-for-sale investments	—	—	—	—	(235)	(235)

Net loss	—	—	—	(25,101)	—	(25,101)

Balances as of March 31, 2022	125,840,811	$13	$411,113	$(244,452)	$(309)	$166,365

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended March 31, 2021

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2020 ATM, net of offering costs of $3,182	6,654,367	1	65,711	—	—	65,712

Issuance of common stock upon exercise of common stock warrants	830,722	—	1,649	—	—	1,649

Issuance of common stock upon exercise of stock options	207,730	—	231	—	—	231

Stock-based compensation	—	—	1,251	—	—	1,251

Unrealized losses on available-for-sale investments	—	—	—	—	(5)	(5)

Net loss	—	—	—	(16,007)	—	(16,007)

Balances as of March 31, 2021	117,963,912	$12	$341,116	$(164,888)	$(5)	$176,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(25,101)	$(16,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,131	996
Accretion of premium (discount) on investments	36	—
Stock-based compensation	3,130	1,251
Non-cash interest expense related to sale of future royalties	340	466
Non-cash revenue related to sale of future royalties	(71)	(334)
Change in operating assets and liabilities:
Accounts receivable	(10)	(366)
Prepaid expenses and other assets	(4,498)	(2,694)
Accounts payable	113	2,281
Other accrued liabilities	(183)	(2,185)

Net cash used in operating activities	(25,113)	(16,592)

Cash flows from investing activities:
Purchase of property and equipment	(1,346)	(615)
Purchases of investments	(8,522)	(19,944)
Proceeds from maturities of investments	13,600	—

Net cash provided by (used in) investing activities	3,732	(20,559)

Cash flows from financing activities:
Net proceeds from issuance of common stock through ATM facilities	992	65,712
Proceeds from issuance of common stock upon exercise of common stock warrants	—	1,649
Proceeds from issuance of common stock upon exercise of stock options	48	231

Net cash provided by financing activities	1,040	67,592

Net (decrease) increase in cash and cash equivalents	(20,341)	30,441

Cash and cash equivalents at beginning of the period	143,745	126,870

Cash and cash equivalents at end of the period	$123,404	$157,311

Supplemental disclosure of non-cash financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$125	$—
Acquisition of property and equipment included in accounts payable and accrued expenses	$505	$303

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

In the three months ended March 31, 2021, the Company sold an additional 6,654,367 shares under the October 2020 ATM for gross proceeds of $68.9 million which, after deducting sales commissions and expenses, resulted in net proceeds of $65.7 million. A total of 13,932,490 shares were issued and sold under the October 2020 ATM for gross proceeds of $133.4 million which, after deducting sales commissions and expenses, resulted in net proceeds of $127.1 million.

On September 13, 2021, the October 2020 ATM was terminated, and on September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of December 31, 2021, no shares had been issued under the September 2021 ATM. In the three months ended  March 31, 2022, 216,000 shares were issued and sold under the September 2021 ATM for gross proceeds of $1.3 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $1.0 million.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation – The Company has prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.

Recent Accounting Pronouncements

The Company has reviewed all newly-issued accounting pronouncements that are not yet effective and concluded that they are either not applicable to its operations or their adoption is not expected to have a material impact on its financial position or results of operations.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of March 31, 2022 and  December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2022
Recurring financial assets:
Money market funds	$76,094	$—	$—	$76,094
U.S. Treasury securities	—	20,319	—	20,319
Commercial paper	—	6,882	—	6,882
Corporate debt securities	—	6,402	—	6,402
Total	$76,094	$33,603	$—	$109,697

	Level 1	Level 2	Level 3	Total
December 31, 2021
Recurring financial assets:
Money market funds	$70,978	$—	$—	$70,978
U.S. Treasury securities	—	24,997	—	24,997
Commercial paper	—	7,491	—	7,491
Corporate debt securities	—	6,464	—	6,464
Total	$70,978	$38,952	$—	$109,930

The Company held no recurring financial liabilities as of  March 31, 2022 or December 31, 2021, or in the three months ended March 31, 2022 or 2021.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
March 31, 2022
Cash at banks	$47,310	$—	$—	$47,310	$47,310	$—	$—
Money market funds	76,094	—	—	76,094	76,094	—	—
U.S. Treasury securities	20,576	—	(257)	20,319	—	10,970	9,349
Commercial paper	6,882	—	—	6,882	—	6,882	—
Corporate debt securities	6,454	—	(52)	6,402	—	6,402	—
Total	$157,316	$—	$(309)	$157,007	$123,404	$24,254	$9,349

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2021
Cash at banks	$72,767	$—	$—	$72,767	$72,767	$—	$—
Money market funds	70,978	—	—	70,978	70,978	—	—
U.S. Treasury securities	25,055	—	(58)	24,997	—	12,022	12,975
Commercial paper	7,491	—	—	7,491	—	7,491	—
Corporate debt securities	6,480	—	(16)	6,464	—	3,229	3,235
Total	$182,771	$—	$(74)	$182,697	$143,745	$22,742	$16,210

(b)	Accounts Receivable

Accounts receivable comprises royalties receivable of $81,000 and $71,000 as of March 31, 2022 and December 31, 2021, respectively. The Company has provided no allowance for uncollectible accounts as of  March 31, 2022 and December 31, 2021.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021

Laboratory equipment	$5,537	$5,057
Office and computer equipment	526	481
Leasehold improvements	1,063	1,063
Construction in progress	2,178	1,305
Total property and equipment	9,304	7,906
Less: accumulated depreciation	(1,675)	(1,305)
Property and equipment, net	$7,629	$6,601

Depreciation expense was $370,000 and $75,000 for the three months ended March 31, 2022 and 2021, respectively. There were no impairments of the Company’s property and equipment recorded in the three months ended March 31, 2022 or 2021.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $12.9 million and $13.2 million as of March 31, 2022 and December 31, 2021, respectively.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of March 31, 2022, developed technology and intellectual property had remaining lives of 7.6 and 5.75 years, respectively. Intangible assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Developed technology	$10,600	$10,600
Intellectual property	80	80
Total cost	10,680	10,680
Less: accumulated amortization	(394)	(56)
Intangible assets, net	$10,286	$10,624

Total amortization expense for the three months ended March 31, 2022 and 2021, was $338,000 and $433,000, respectively. As of March 31, 2022, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2022 (nine months remaining)	$1,012
2023	1,350
2024	1,350
2025	1,350
2026	1,350
Thereafter	3,874
Total	$10,286

(f)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022, there have been no indicators of impairment.

(g)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Accrued compensation	$1,907	$2,786
Accrued clinical and manufacturing expenses	848	986
Accrued professional and consulting services	1,175	556
Other liabilities, current portion	1,173	736
Total	$5,103	$5,064

NOTE 5.  Revenue

Royalty Agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. No royalty revenue was recognized in the  three months ended March 31,  2022 and  2021. The Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of $85,000 and $493,000 in the  three months ended March 31,  2022 and  2021, respectively. Both royalty revenue and the non-cash royalty revenue related to sale of future royalties are subject to a 5% withholding tax in Japan, for which $4,000 and $25,000 was included in income tax expense in the  three months ended March 31,  2022 and  2021, respectively.

The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table shows the activity within the liability account during the three months ended March 31, 2022 (in thousands):

Total liability related to sale of future royalties, start of period	$11,522
Non-cash royalty revenue paid to HCRP	(71)
Non-cash interest expense recognized	340
Total liability related to sale of future royalties, end of period	11,791
Current portion	(836)
Long-term portion	$10,955

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under six operating lease agreements with initial terms exceeding one year and has two operating lease agreements for facilities with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no additional extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In addition, the Company has the right of use of a facility located in South San Francisco, California, under a lease that, following a one-year extension, now terminates on July 31, 2022, with no extension option. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company also has the right of use of two facilities in Burlingame, California, under leases that terminate on  May 31, 2025, both of which have two 30-month extension options. The Company has also identified short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin.

As of March 31, 2022, the weighted average discount rate for operating leases with initial terms of more than one year was 9.27% and the weighted average remaining term of these leases was 6.67 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease commenced or was extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  March 31, 2022 (in thousands):

Year Ending December 31,
2022 (nine months remaining)	$1,590
2023	2,168
2024	2,242
2025	2,316
2026	2,852
Thereafter	6,770
Undiscounted total	17,938
Less: imputed interest	(5,022)
Present value of future minimum payments	12,916
Current portion of operating lease liability	(1,079)
Operating lease liability, net of current portion	$11,837

The Company presently has no finance leases and no future obligations under operating leases with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three months ended March 31, 2022 and 2021, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$719	$662
Short-term lease cost	118	60
Variable lease cost	265	293
Sublease income	—	(36)
Total lease cost	$1,102	$979

Net cash outflows associated with operating leases totaled $889,000 and $934,000 in the three months ended March 31, 2022 and 2021, respectively.

In addition, in September 2021 the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. The lease was rent free until April 1, 2022, with escalating rent payments over the remaining life of the lease, under which minimum rent payments total $14.9 million. The lease includes tenant improvement provisions which are expected to cost the Company approximately $7 million, of which $678,000 had been expended by March 31, 2022, recorded within other long-term assets in the condensed consolidated balance sheet. The Company has concluded that the leasehold improvements are lessor-owned and determined that the lease has not yet commenced for accounting purposes. The cost of leasehold improvements incurred prior to lease commencement will be included in the related right-of-use asset when the lease is deemed to commence, which is expected to occur in the three months ending September 30, 2022.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of March 31, 2022, the Company had approximately $20.7 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services and leasehold improvements which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7 and a further commitment for an operating lease with rental payments totaling $14.9 million payable by March 31, 2029, which has been executed but has not yet commenced, for which we expect to spend a net total of approximately $7 million on leasehold improvements, of which $678,000 has already been expended and $6.1 million is included within non-cancelable purchase commitments, which will be recorded as right-of-use assets when the lease commences.

(b)	Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has also entered into indemnification agreements with certain officers and directors which provide, among other things, that the Company will indemnify and advance expenses incurred in connection with certain actions, suits or proceedings to such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws. The Company currently has directors’ and officers’ insurance.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020 and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. On March 15, 2021, the court sustained demurrers to the second amended complaint, without prejudice to file a further amended complaint. A third amended complaint was filed on June 11, 2021. The third amended complaint names certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The third amended complaint challenges certain stock options granted to certain of the Company’s officers and directors in June 2020; certain alleged statements and omissions made in the Company’s April 24, 2020, proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The third amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On August 31, 2021, the Company and certain of its directors (the “Vaxart Defendants”), as well as all other defendants, filed demurrers to the third amended complaint. The demurrer filed by the Vaxart Defendants has not yet been decided.

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

On March 5, 2021, a purported shareholder, Kathleen Sanetel, served a demand letter on the Company’s board of directors demanding that it investigate and commence appropriate legal action against certain members of the board of directors, certain executive officers, and Armistice to remedy purportedly wrongful conduct. On or about June 2, 2021, another purported shareholder, Jerry Besa, served a substantially identical demand letter. The specific allegations and alleged wrongful conduct set forth in the demand letter are, in all material respects, substantially similar to the allegations and claims made in the amended consolidated complaint in the Putative Class Action. After receipt of the Sanetel demand letter, the Board appointed a committee of the Board (the “Demand Committee”) and delegated to the Demand Committee the authority to investigate the matters referenced in the demand letter and determine action(s), if any, to be taken by the Company in response to the demand. On February 10, 2022, a purported shareholder, Kevin Meehan, served a similar demand letter on the Company’s current board of directors, premised on the same allegations and claims made in the amended consolidated complaint in the Putative Class Action and demanding the Company take legal action against the defendants in the Putative Class Action. On April 29, 2022, purported shareholder Vijay Gururaj served a letter informing the Company that he was joining in the March 5, 2021, Sanetel demand letter. The Demand Committee is working towards completing its evaluation of the Sanetel/Guraraj, Besa and Meehan demand letters.

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

The Company is authorized to issue 150,000,000 shares of common stock, $0.0001 par value per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2022, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2022	December 31, 2021

Options issued and outstanding	13,253,647	10,216,106
RSUs issued and outstanding	245,625	—
Available for future grants of equity awards	2,269,093	5,582,742
Common stock warrants	232,434	232,434
Total	16,000,799	16,031,282

(c)	Warrants

The following warrants were outstanding as of March 31, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

In  March 2022, the Company granted 245,625 restricted stock unit (“RSU”) awards to employees which vest annually over four years, subject to each employee’s continued service relationship with the Company. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of RSUs granted, is recognized, net of estimated forfeitures, as an expense ratably over the service period.

A summary of stock option and RSU transactions in the three months ended March 31, 2022, is as follows:

			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2022	5,582,742	10,216,106	$4.96	—	$—
Granted	(3,486,375)	3,240,750	$5.06	245,625	$5.09
Exercised	—	(30,418)	$1.57	—	$—
Forfeited	172,726	(172,791)	$7.04	—	$—

Balance at March 31, 2022	2,269,093	13,253,647	$4.97	245,625	$5.09

As of March 31, 2022, there were 13,253,647 options outstanding with a weighted average exercise price of $4.97, a weighted average remaining term of 8.75 years and an aggregate intrinsic value of $13.2 million. Of these options, 4,514,915 were vested, with a weighted average exercise price of $3.13, a weighted average remaining term of 7.55 years and an aggregate intrinsic value of $10.7 million. The Company received $48,000 for the 30,418 options exercised during the three months ended March 31, 2022, which had an intrinsic value of $101,000, and received $231,000 for the 207,730 options exercised during the three months ended March 31, 2021, which had an intrinsic value of $1.1 million.

The weighted average grant date fair value of options awarded in the three months ended March 31, 2022 and 2021, was $4.48 and $5.46, respectively. Their fair values were estimated using the following assumptions:

Three Months Ended March 31,
	2022	2021

Risk-free interest rate	1.62% - 2.55%	1.02% - 1.07%
Expected term (in years)	6.02 - 6.08	5.87 - 6.07
Expected volatility	125% - 126%	122% - 124%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options and RSUs was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Research and development	$2,027	$579
General and administrative	1,103	672
Total stock-based compensation	$3,130	$1,251

As of March 31, 2022, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs was $38.7 million, which the Company expects to recognize over an estimated weighted average period of 3.32 years.

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021

Net loss	$(25,101)	$(16,007)

Shares used to compute net loss per share – basic and diluted	125,795,255	115,422,628

Net loss per share – basic and diluted	$(0.20)	$(0.14)

No adjustment has been made to the net loss in the three months ended March 31, 2022 or 2021, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2022	2021

Options to purchase common stock	10,903,711	6,834,510

Restricted stock units	10,917	—

Warrants to purchase common stock	232,434	622,942

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	11,147,062	7,457,452

NOTE 12.  Subsequent Events

Since March 31, 2022, the Company has issued 560,000 shares of common stock under the  September 2021 ATM (see Note 1) for net proceeds totaling $2.8 million.

Changes in the status of litigation since March 31, 2022, are included in “Note 8. Commitments and Contingencies—(c) Litigation”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” in Part II, Item 1A. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis) and seasonal influenza. We have completed a Phase 1 clinical trial for our first SARS CoV-2 vaccine candidate, that commenced in October 2020; the study met its primary and secondary endpoints. A Phase 2 study with our second SARS CoV-2 vaccine candidate commenced dosing in October 2021 and is currently ongoing. Three Phase 1 human studies for our norovirus vaccine candidate have been completed, including a study with a bivalent norovirus vaccine which, as we disclosed in September 2019, met its primary and secondary endpoints. Additional Phase 1 studies with our norovirus vaccine are currently ongoing. Our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study, as published in 2020 (Lancet ID). In addition, we are in early development of a prophylactic vaccine targeting respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infection) and of our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the U.S. Centers for Disease Control and Prevention (the “CDC”), an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. By May 8, 2022, more than 517 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 81 million infections and 995,000 deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread, particularly among the unvaccinated population, and remains a public health threat, not least due to the continuing emergence of new variants. The COVID-19 risk remains even greater in developing regions where vaccination rates still remain low.

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

A new IND was filed for this S-only vaccine candidate in June 2021 and was cleared by the FDA in July 2021. We initiated dosing with this candidate in a Phase 2a clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study (“Part 1”) is currently underway and planned enrollment is 48 participants aged 18 to 55 and 48 participants aged 56 to 75, in order to further evaluate safety and immunogenicity and to assess optimal dosage. Further, half the subjects in the trial will be prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects will be naïve to prior vaccinations. We expect data from this portion of the trial to be available in the third quarter of 2022. Upon dose selection from Part 1, the second part of the study is expected to enroll approximately 800 subjects aged 18 to 75 and be designed to test preliminary vaccine efficacy to protect against SARS-CoV-2 infection.

Additionally, international Phase 1b and Phase 2 COVID-19 trials, including a placebo-controlled efficacy trial in India, are anticipated to begin this year, though there can be no assurance that these trials will occur.

●	Norovirus Vaccine. Norovirus is the leading cause of acute gastroenteritis symptoms, such as vomiting and diarrhea, among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 56,000 to 71,000 hospitalizations and 570 to 800 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study by the CDC and Johns Hopkins University, published in 2016, the global economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. An update by the lead authors estimated the burden in the U.S. alone to be $10.5 billion in 2018. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine designed to protect against both. We anticipate that, if approved, the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, similar to the influenza season.

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

We resumed clinical development of our norovirus vaccine candidate in late 2020 by planning the conduct of three clinical trials. In early 2021 we initiated dosing a subset of subjects (second dose after more than one year) in the Phase 1b bivalent study. In results announced on July 29, 2021, we reported that we were able to successfully boost immune responses with the G1.1 norovirus tablets in prior vaccinated subjects. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. In mid-2021 we initiated conduct of a placebo-controlled, dose ranging study in elderly adult subjects aged 55 to 80 to evaluate the safety and immunogenicity of the vaccine in the older population. This study has completed enrollment and study assessments through the active portion of the trial (4 weeks post last dose); sample analysis is currently underway with database lock and topline results are expected in the second quarter of 2022. Lastly, we also conducted an open-label trial to evaluate the optimal timing of boost administration in young adults in which 3 cohorts of subjects received their second dose (boost) at varying timepoints between 1 and 3 months post initial vaccination. This study was performed as data from trials with adenovirus vaccines indicate that boost administration at a later timepoint (e.g., 12 weeks) may offer a more robust immune response. This study has completed enrollment and study visits through the active phase; sample analysis is currently underway with database lock and topline results are also expected in the second quarter of 2022.

Within 2022, we plan to initiate Phase 2 clinical trials with our norovirus vaccines. The first trial, which has recently been initiated, is a Phase 2 norovirus challenge study which will evaluate safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine against placebo control post viral challenge. The second clinical trial to be initiated will be a Phase 2 multi-center, placebo-controlled dose confirmation trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine in subjects aged 18 years and older. The data from these Phase 2 studies is expected to form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

In addition to our conventional seasonal flu vaccine, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V. (“Janssen”) in July 2019 to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen and tested the product in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen.

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

In October 2018, we filed a pre-IND meeting request with the FDA for our first therapeutic vaccine targeting HPV-16 and HPV-18 and we subsequently submitted our pre-IND briefing package. We received feedback from the FDA in January 2019 to support submission of an IND application to support initiation of clinical testing. Vaxart plans to initiate its clinical program of an oral HPV tableted vaccine with a clinical trial in young adult women with HPV 16 or 18 associated Cervical Intraepithelial Neoplasia (CIN) Grade 2/3 or 3, pending regulatory and IRB/EC approvals. The trial would evaluate the safety, immunogenicity and preliminary clinical efficacy with repeat dose vaccine administration against a placebo control group.

Antivirals

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

Royalty Revenue

We earn royalty revenue, net of amounts recognized as non-cash royalty revenue related to the sale of future royalties, based on a fixed percentage of net sales of Inavir, a treatment for influenza, from our licensee, Daiichi Sankyo, under a royalty agreement which will expire in December 2029.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended March 31,
	2022	2021
External program costs:
COVID-19 program	$1,530	$2,939
Norovirus program	2,199	454
Preclinical research	460	422
Process development	610	1,106
Total external costs	4,799	4,921
Internal costs	13,404	5,152
Total research and development	$18,203	$10,073

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change

Revenue	$85	$506	(83)%

Operating expenses	24,861	16,017	55%

Operating loss	(24,776)	(15,511)	60%

Net non-operating income (expense)	(305)	(458)	(33)%

Loss before income taxes	(25,081)	(15,969)	57%

Provision for income taxes	20	38	(47)%

Net loss	$(25,101)	$(16,007)	57%

Total Revenue

The following table summarizes our revenues for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Revenue from customer service contracts	$—	$13	(100)%
Non-cash royalty revenue related to sale of future royalties	85	493	(83)%
Total revenue	$85	$506	(83)%

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 in the three months ended March 31, 2021. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the three months ended March 31, 2022, non-cash royalty revenue related to sale of future royalties was $ 85,000, compared to $ 493,000 in the three months ended March 31, 2021, the decrease being due to a reduction in sales of Inavir in Japan.  We do not recognize any royalty revenue from sales of Inavir until the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in the years ended March 31, 2022 and 2021, because net royalties were only $448,000 and $1.3 million, respectively. We believe royalties have been abnormally low for the last two years primarily because social distancing an mask wearing due to the COVID-19 pandemic have caused the number of influenza infections to decline. Due to the unpredictability of the impact of COVID-19 on future flu seasons we are unable to forecast the amount of royalty revenue, if any, and non-cash royalty revenue related to sale of future royalties that we will earn in the future.

Total Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Research and development	$18,203	$10,073	81%
General and administrative	6,658	5,944	12%
Total operating expenses	$24,861	$16,017	55%

Research and Development

For the three months ended March 31,2022, research and development expenses increased by $8.1 million, or 81%, compared to the three months ended March 31,2021. The increase is primarily due to increased personnel costs, including stock-based compensation, facilities allocation related to headcount increases, manufacturing and clinical expenses related to our COVID-19 and norovirus vaccine candidates and higher depreciation.

We expect that research and development expenses will be significantly higher in 2022 and beyond than in 2021 as we continue to increase our headcount and incur significant expenditures on manufacturing and clinical trials for our COVID-19 and norovirus vaccine candidates.

General and Administrative

For the three months ended March 31, 2022, general and administrative expenses increased by $714,000, or 12%, compared to the corresponding period in 2021. The principal reasons are increased personnel costs, including stock-based compensation, partially offset by a net reduction in professional costs.

Other Income (Expense)

The following table presents our non-operating income and expenses for the three months ended March 31, 2022 and 2021, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Interest income	$35	$9	289%
Non-cash interest expense related to sale of future royalties	(340)	(466)	(27)%
Foreign exchange loss, net	—	(1)	(100)%
Net non-operating income (expense)	$(305)	$(458)	(33)%

For the three months ended March 31, 2022, we recorded net non-operating expenses of $305,000, a 33% decrease from the $458,000 recorded in the three months ended March 31, 2021.

Interest income increased in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to higher investment balances. Non-cash interest expense related to sale of future royalties, which relates to accounting for amounts that will become payable to HCRP for royalty revenue earned from Inavir as debt, decreased in the three months ended March 31, 2022, compared to the corresponding period in the prior year, as the outstanding balance due to HCRP was revalued as of December 31, 2021, resulting in a reduction of $3.8 million in the estimated liability.

Provision for Income Taxes

The following table presents our provision for income taxes for the three months ended March 31, 2022 and 2021, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	% Change
Foreign withholding tax on royalty revenue	$4	$25	(84)%
Foreign taxes payable on intercompany interest	14	13	8%
State income taxes	2	—	N/A
Provision for income taxes	$20	$38	(47)%

The provision for income taxes comprises $20,000 and $38,000 in the three months ended March 31, 2022 and 2021, respectively. The tax charge relates primarily to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements. In September 2021 we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. As of March 31, 2022, we had received net proceeds of $1.0 million from the sale of common stock under the September 2021 ATM. We incur direct expenses and pay sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM.

As of March 31, 2022, we had approximately $157.0 million of cash, cash equivalents and marketable securities. Since then, we have received net proceeds of $2.8 million from the sale of common stock under the September 2021 ATM, with approximately $92 million in net proceeds still available to us.

We believe our existing funds are sufficient to fund us for at least one year from the date of issuance of this Quarterly Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may fund a portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, may also reduce our share of eventual revenues, if any, from our vaccine product candidates. We may be able to fund certain activities with assistance from government programs. The sale of additional equity would result in additional dilution to our stockholders. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which would be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●

the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(25,113)	$(16,592)
Net cash provided by (used in) investing activities	3,732	(20,559)
Net cash provided by financing activities	1,040	67,592

Net (decrease) increase in cash and cash equivalents	$(20,341)	$30,441

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the three months ended March 31, 2022 and 2021, in the amounts of $25.1 million and $16.6 million, respectively. The cash used in operating activities in the three months ended March 31, 2022, was due to cash used to fund a net loss of $25.1 million and an increase in working capital of $4.6 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.6 million. The cash used in operating activities in the three months ended March 31, 2021, was due to cash used to fund a net loss of $16.0 million and an increase in working capital of $3.0 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $2.4 million.

Net Cash Provided by (Used in) Investing Activities

In the three months ended March 31, 2022, we received $5.1 million from maturities of marketable securities, net of purchases, and used $1.3 million to purchase property and equipment. We used $19.9 million to purchase marketable securities, net of maturities, and $615,000 to purchase property and equipment in the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

In the three months ended March 31, 2022, we received $992,000 from the sale of common stock under the September 2021 ATM and $48,000 from the exercise of stock options. In the three months ended March 31, 2021, we received $65.7 million from the sale of common stock under the October 2020 ATM and $1.9 million from the exercise of common stock warrants and stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 31, 2022 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,790	$836	$6,368	$5,068	$5,518
Operating Leases	32,831	4,041	8,479	9,634	10,677
Purchase Obligations	20,687	20,687	—	—	—
Total	$71,308	$25,564	$14,847	$14,702	$16,195

Long Term Debt, HCRP. Under an agreement executed in 2016, we are obligated to pay HCRP the first $3 million plus 15% of the next $1 million of royalty revenues that we earn for sales of Inavir in each year ending on March 31. See Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details.

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year, including a total of $14.9 million for one lease that has been executed but has not yet commenced, for which we expect to spend approximately $7 million on leasehold improvements, of which $6.8 million has either been expended already or is included in purchase obligations (see next paragraph), that will be recorded as right-of-use assets when the lease commences. See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details of leases.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized over the remaining royalty period of 1.3 years. The developed technology related to Inavir was revalued at $10.6 million as of December 31, 2021, resulting in an impairment loss of $3.0 million being recorded. The fair value is being amortized on a straight-line basis over 7.9 years, the estimated period of future royalties remaining as of December 31, 2021, when it was revalued. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective, especially since the start of the COVID-19 pandemic due to the unpredictability of the duration of its impact on future flu seasons.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in three months ended March 31, 2022, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.3%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We measure volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in three months ended March 31, 2022, a notional 10% decrease in expected volatility (from 125% to 113%) would have reduced the fair value and the related compensation expense by approximately 4.4%.

Risk-Free Interest Rate – This is based on the U.S. Treasury yield curve on the measurement date corresponding with the expected term of the stock-based awards.

Expected Dividend – We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero.

Forfeiture Rate – This is a measure of the number of awards that are expected to not vest and is reassessed quarterly. An increase in the estimated forfeiture rate will cause a small decrease the related compensation expense early in the service period, but since the final expense recorded for each award is the number of options vested times their grant date fair value, it has no impact on the total expense recorded.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first three months of 2022, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of March 31, 2022, we had cash, cash equivalents and investments of approximately $157.0 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (who serves as our principal executive officer and principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the Securities and Exchange Commission on February 24, 2022, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including the risk factor described below, when evaluating our business and our prospects. Other than as set forth below, there are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing military conflict between Russia and Ukraine could cause geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption, which may adversely affect our revenue, financial condition, or results of operations.

The current military conflict between Russia and Ukraine may disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have already been initiated or may in the future be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) can adversely affect our business, our contract research organizations, contract manufacturing organizations and other third parties with which we conduct business. Resulting volatility, disruption, or deterioration in the credit and financial markets may further make any necessary debt or equity financing more difficult and more costly. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be adversely impacted by deteriorating economic conditions, which could directly affect our ability to attain our operating goals and to accurately forecast and plan our future business activities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1 #	Offer Letter, dated January 18, 2022, by and between the Company and Edward Berg	Form 10-K	001-35285	10.46	February 24, 2022

10.2 * #	Non-Employee Director Compensation Program, effective as of April 1, 2022

31.1 *	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Management contract or compensation plan or arrangement

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

VAXART, INC.

Dated: May 9, 2022	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)