Form 10-Q
period 2022-06-30
Vaxart, Inc.
filed 2022-08-08
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The Registrant had 126,506,309 shares of common stock, $0.0001 par value, outstanding as of August 5, 2022.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$91,468	$143,745
Short-term investments	38,078	22,742
Accounts receivable	-	71
Prepaid expenses and other current assets	8,264	2,609

Total current assets	137,810	169,167

Long-term investments	1,940	16,210
Property and equipment, net	9,336	6,601
Right-of-use assets, net	12,433	13,168
Intangible assets, net	9,949	10,624
Goodwill	4,508	4,508
Other long-term assets	5,478	890

Total assets	$181,454	$221,168

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,007	$3,872
Current portion of operating lease liability	1,110	1,011
Current portion of liability related to sale of future royalties	1,369	836
Other accrued liabilities	8,440	5,064

Total current liabilities	15,926	10,783

Operating lease liability, net of current portion	11,569	11,997
Liability related to sale of future royalties, net of current portion	10,664	10,686
Other long-term liabilities	201	171

Total liabilities	38,360	33,637

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 150,000,000 shares authorized; 126,446,036 and 125,594,393 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	417,372	406,943
Accumulated deficit	(273,882)	(219,351)
Accumulated other comprehensive loss	(409)	(74)

Total stockholders’ equity	143,094	187,531

Total liabilities and stockholders’ equity	$181,454	$221,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Revenue from customer service contracts	$—	$—	$—	$13
Non-cash royalty revenue related to sale of future royalties	—	112	85	605

Total revenue	—	112	85	618

Operating expenses:
Research and development	19,926	10,737	38,129	20,810
General and administrative	9,321	5,150	15,979	11,094

Total operating expenses	29,247	15,887	54,108	31,904

Operating loss	(29,247)	(15,775)	(54,023)	(31,286)

Other income (expense):
Interest income, net	157	23	192	32
Non-cash interest expense related to sale of future royalties	(323)	(334)	(663)	(800)
Foreign exchange loss, net	(2)	—	(2)	(1)

Loss before income taxes	(29,415)	(16,086)	(54,496)	(32,055)

Provision for income taxes	15	30	35	68

Net loss	$(29,430)	$(16,116)	$(54,531)	$(32,123)

Net loss per share - basic and diluted	$(0.23)	$(0.13)	$(0.43)	$(0.27)

Shares used to compute net loss per share - basic and diluted	126,428,298	120,925,570	126,111,777	118,174,099

Comprehensive loss:
Net loss	$(29,430)	$(16,116)	$(54,531)	$(32,123)
Unrealized loss on available-for-sale investments, net of tax	(100)	(4)	(335)	(9)
Comprehensive loss	$(29,530)	$(16,120)	$(54,866)	$(32,132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended June 30, 2022

Balances as of March 31, 2022	125,840,811	$13	$411,113	$(244,452)	$(309)	$166,365

Issuance of common stock under September 2021 ATM, net of offering costs of $108	560,000	—	2,805	—	—	2,805

Issuance of common stock upon exercise of warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of stock options	40,225	—	31	—	—	31

Stock-based compensation	—	—	3,421	—	—	3,421

Unrealized losses on available-for-sale investments	—	—	—	—	(100)	(100)

Net loss	—	—	—	(29,430)	—	(29,430)

Balances as of June 30, 2022	126,446,036	$13	$417,372	$(273,882)	$(409)	$143,094

Six Months Ended June 30, 2022

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $422	776,000	—	3,797	—	—	3,797

Issuance of common stock upon exercise of warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of stock options	70,643	—	79	—	—	79

Stock-based compensation	—	—	6,551	—	—	6,551

Unrealized losses on available-for-sale investments	—	—	—	—	(335)	(335)

Net loss	—	—	—	(54,531)	—	(54,531)

Balances as of June 30, 2022	126,446,036	$13	$417,372	$(273,882)	$(409)	$143,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended June 30, 2021

Balances as of March 31, 2021	117,963,912	$12	$341,116	$(164,888)	$(5)	$176,235

Issuance of common stock under October 2020 ATM, net of offering costs of $1,824	4,304,541	—	36,202	—	—	36,202

Issuance of common stock upon exercise of warrants	181,818	—	200	—	—	200

Issuance of common stock upon exercise of stock options	364,196	—	661	—	—	661

Stock-based compensation	—	—	2,604	—	—	2,604

Unrealized losses on available-for-sale investments	—	—	—	—	(4)	(4)

Net loss	—	—	—	(16,116)	—	(16,116)

Balances as of June 30, 2021	122,814,467	$12	$380,783	$(181,004)	$(9)	$199,782

Six Months Ended June 30, 2021

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2020 ATM, net of offering costs of $5,006	10,958,908	1	101,913	—	—	101,914

Issuance of common stock upon exercise of warrants	1,012,540	—	1,849	—	—	1,849

Issuance of common stock upon exercise of stock options	571,926	—	892	—	—	892

Stock-based compensation	—	—	3,855	—	—	3,855

Unrealized losses on available-for-sale investments	—	—	—	—	(9)	(9)

Net loss	—	—	—	(32,123)	—	(32,123)

Balances as of June 30, 2021	122,814,467	$12	$380,783	$(181,004)	$(9)	$199,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(54,531)	$(32,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,352	1,989
Accretion of premium on investments	70	24
Stock-based compensation	6,551	3,855
Non-cash interest expense related to sale of future royalties	663	800
Non-cash revenue related to sale of future royalties	(152)	(802)
Change in operating assets and liabilities:
Accounts receivable	71	227
Prepaid expenses and other assets	(10,243)	(3,473)
Accounts payable	1,147	1,348
Other accrued liabilities	3,060	(1,596)

Net cash used in operating activities	(51,012)	(29,751)

Cash flows from investing activities:
Purchase of property and equipment	(3,672)	(2,818)
Purchases of investments	(17,471)	(34,890)
Proceeds from maturities of investments	16,000	1,200

Net cash used in investing activities	(5,143)	(36,508)

Cash flows from financing activities:
Net proceeds from issuance of common stock through ATM facilities	3,797	101,914
Proceeds from issuance of common stock upon exercise of warrants	2	1,849
Proceeds from issuance of common stock upon exercise of stock options	79	892

Net cash provided by financing activities	3,878	104,655

Net (decrease) increase in cash and cash equivalents	(52,277)	38,396

Cash and cash equivalents at beginning of the period	143,745	126,870

Cash and cash equivalents at end of the period	$91,468	$165,266

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$125	$56
Lease-related assets and liabilities derecognized on early termination and modification of leases	$—	$158
Acquisition of property and equipment included in accounts payable and accrued expenses	$333	$314

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

On October 13, 2020, the Company entered into the Open Market Sale Agreement (the “October 2020 ATM”), pursuant to which it could offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $250 million. The Company incurred direct expenses of approximately $0.3 million in connection with filing a prospectus supplement, dated October 13, 2020, with the U.S. Securities and Exchange Commission (the “SEC”), and paid sales commissions of up to 4.5% of gross proceeds from the sale of shares. As of December 31, 2020, the Company had sold 692,651 shares for gross proceeds of $5.5 million which, after deducting sales commissions and expenses, resulted in net proceeds under the October 2020 ATM of $4.9 million in 2020.

In the six months ended June 30, 2021, the Company sold an additional 10,958,908 shares under the October 2020 ATM for gross proceeds of $106.9 million which, after deducting sales commissions and expenses, resulted in net proceeds of $101.9 million. A total of 13,932,490 shares were issued and sold under the October 2020 ATM for gross proceeds of $133.4 million which, after deducting sales commissions and expenses, resulted in net proceeds of $127.1 million.

On September 13, 2021, the October 2020 ATM was terminated, and on September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of December 31, 2021, no shares had been issued under the September 2021 ATM. In the six months ended  June 30, 2022, 776,000 shares were issued and sold under the September 2021 ATM for gross proceeds of $4.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $3.8 million.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of June 30, 2022 and  December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2022
Recurring financial assets:
Money market funds	$69,635	$—	$—	$69,635
U.S. Treasury securities	—	19,773	—	19,773
Commercial paper	—	12,581	—	12,581
Corporate debt securities	—	7,664	—	7,664
Total	$69,635	$40,018	$—	$109,653

	Level 1	Level 2	Level 3	Total
December 31, 2021
Recurring financial assets:
Money market funds	$70,978	$—	$—	$70,978
U.S. Treasury securities	—	24,997	—	24,997
Commercial paper	—	7,491	—	7,491
Corporate debt securities	—	6,464	—	6,464
Total	$70,978	$38,952	$—	$109,930

The Company held no recurring financial liabilities as of  June 30, 2022 or December 31, 2021, or in the six months ended June 30, 2022 or 2021.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
June 30, 2022
Cash at banks	$21,833	$—	$—	$21,833	$21,833	$—	$—
Money market funds	69,635	—	—	69,635	69,635	—	—
U.S. Treasury securities	20,057	—	(284)	19,773	—	19,773	—
Commercial paper	12,638	—	(57)	12,581	—	10,641	1,940
Corporate debt securities	7,732	—	(68)	7,664	—	7,664	—
Total	$131,895	$—	$(409)	$131,486	$91,468	$38,078	$1,940

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2021
Cash at banks	$72,767	$—	$—	$72,767	$72,767	$—	$—
Money market funds	70,978	—	—	70,978	70,978	—	—
U.S. Treasury securities	25,055	—	(58)	24,997	—	12,022	12,975
Commercial paper	7,491	—	—	7,491	—	7,491	—
Corporate debt securities	6,480	—	(16)	6,464	—	3,229	3,235
Total	$182,771	$—	$(74)	$182,697	$143,745	$22,742	$16,210

(b)	Accounts Receivable

Accounts receivable comprises royalties receivable of nil and $71,000 as of June 30, 2022 and December 31, 2021, respectively. The Company has provided no allowance for uncollectible accounts as of  June 30, 2022 and December 31, 2021.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021

Laboratory equipment	$6,862	$5,057
Office and computer equipment	714	481
Leasehold improvements	1,063	1,063
Construction in progress	2,819	1,305
Total property and equipment	11,458	7,906
Less: accumulated depreciation	(2,122)	(1,305)
Property and equipment, net	$9,336	$6,601

Depreciation expense was $447,000 and $120,000 for the three months ended June 30, 2022 and 2021, respectively, and $817,000 and $195,000 for the six months ended June 30, 2022 and 2021, respectively. There were no impairments of the Company’s property and equipment recorded in the six months ended June 30, 2022 or 2021.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $12.4 million and $13.2 million as of June 30, 2022 and December 31, 2021, respectively.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of June 30, 2022, developed technology and intellectual property had remaining lives of 7.4 and 5.5 years, respectively. Intangible assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Developed technology	$10,600	$10,600
Intellectual property	80	80
Total cost	10,680	10,680
Less: accumulated amortization	(731)	(56)
Intangible assets, net	$9,949	$10,624

Total amortization expense for the three months ended June 30, 2022 and 2021, was $337,000 and $433,000, respectively, and $675,000 and $866,000 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2022 (six months remaining)	$675
2023	1,350
2024	1,350
2025	1,350
2026	1,350
Thereafter	3,874
Total	$9,949

(f)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022, there have been no indicators of impairment.

(g)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Accrued compensation	$3,200	$2,786
Accrued clinical and manufacturing expenses	913	986
Accrued professional and consulting services	907	556
Accrued litigation settlement	2,000	—
Other liabilities, current portion	1,420	736
Total	$8,440	$5,064

NOTE 5.  Revenue

Royalty Agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. No royalty revenue was recognized in the six months ended June 30, 2022 and 2021. The Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of nil and $112,000 in the three months ended June 30, 2022 and 2021, respectively, and $85,000 and $605,000 in the six months ended June 30, 2022 and 2021, respectively. Both royalty revenue and the non-cash royalty revenue related to sale of future royalties are subject to a 5% withholding tax in Japan, for which nil and $5,000 was included in income tax expense in the three months ended June 30, 2022 and 2021, respectively, and $4,000 and $30,000 in the six months ended June 30, 2022 and 2021.

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

The following table shows the activity within the liability account during the six months ended June 30, 2022 (in thousands):

Total liability related to sale of future royalties, start of period	$11,522
Non-cash royalty revenue paid to HCRP	(152)
Non-cash interest expense recognized	663
Total liability related to sale of future royalties, end of period	12,033
Current portion	(1,369)
Long-term portion	$10,664

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under six operating lease agreements with initial terms exceeding one year and has two operating lease agreements for facilities with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no additional extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In addition, the Company has the right of use of a facility located in South San Francisco, California, under a lease that, following extensions, now terminates on December 31, 2022, with no extension option. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company also has the right of use of two facilities in Burlingame, California, under leases that terminate on  May 31, 2025, both of which have two 30-month extension options. The Company has also identified short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin.

As of June 30, 2022, the weighted average discount rate for operating leases with initial terms of more than one year was 9.27% and the weighted average remaining term of these leases was 6.44 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease commenced or was extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  June 30, 2022 (in thousands):

Year Ending December 31,
2022 (six months remaining)	$1,060
2023	2,168
2024	2,242
2025	2,316
2026	2,852
Thereafter	6,770
Undiscounted total	17,408
Less: imputed interest	(4,729)
Present value of future minimum payments	12,679
Current portion of operating lease liability	(1,110)
Operating lease liability, net of current portion	$11,569

The Company presently has no finance leases and no future obligations under operating leases with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and six months ended June 30, 2022 and 2021, including variable lease costs for one lease that has not yet commenced for accounting purposes (see below), are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$731	$511	$1,450	$1,173
Short-term lease cost	100	71	218	131
Variable lease cost	264	331	529	624
Sublease income	—	—	—	(36)
Total lease cost	$1,095	$913	$2,197	$1,892

Net cash outflows associated with operating leases in the three months ended June 30, 2022 and 2021, totaled $933,000 and $886,000, respectively, and in the six months ended June 30, 2022 and 2021, totaled $1.8 million in each period.

In addition, in September 2021 the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. The lease was rent free until April 1, 2022, with escalating rent payments over the remaining life of the lease, under which minimum rent payments totaled $14.9 million, of which $638,000 had been paid by  June 30, 2022, recorded within other long-term assets in the condensed consolidated balance sheet. The lease includes tenant improvement provisions which are expected to cost the Company approximately $7 million, of which $4.0 million had been expended by June 30, 2022, recorded within other long-term assets in the condensed consolidated balance sheet. The Company has concluded that the leasehold improvements are lessor-owned and determined that the lease has not yet commenced for accounting purposes. The cost of rent paid and leasehold improvements incurred prior to lease commencement will be included in the related right-of-use asset when the lease is deemed to commence, which is expected to occur in the three months ending September 30, 2022.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of June 30, 2022, the Company had approximately $18.6 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services and leasehold improvements which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7 and a further commitment for an operating lease with unpaid rental payments totaling $14.3 million payable by March 31, 2029, which has been executed but has not yet commenced, for which we expect to spend a net total of approximately $7 million on leasehold improvements, of which $4.0 million has already been expended and $2.9 million is included within non-cancelable purchase commitments, which will be recorded as right-of-use assets when the lease commences.

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

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020 and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. On March 15, 2021, the court sustained demurrers to the second amended complaint, without prejudice to file a further amended complaint. A third amended complaint was filed on June 11, 2021. The third amended complaint names certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The third amended complaint challenges certain stock options granted to certain of the Company’s officers and directors in June 2020; certain alleged statements and omissions made in the Company’s April 24, 2020, proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The third amended complaint purports to bring the lawsuit derivatively on behalf of and for the benefit of the Company and names the Company as a “nominal defendant” against which no damages are sought. On August 31, 2021, the Company and certain of its directors (the “Vaxart Defendants”), as well as all other defendants, filed demurrers to the third amended complaint. The demurrer filed by the Vaxart Defendants has not yet been decided. On July 14, 2022, the court held a hearing on the defendants’ pending demurrers and decided to defer ruling in favor of additional briefing on the effects of the dismissal of the In re Vaxart, Inc. Stockholder Litigation in the Delaware Court of Chancery on the viability of the third amended complaint.

On September 8, 2020, a purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware (the “Court”), entitled Galjour v. Floroiu, et al. On October 20, 2020, a purported shareholder derivative and class action complaint, entitled Jaquith v. Vaxart, Inc., was filed in the Court. On November 12, 2020, the two actions were consolidated under the caption In re Vaxart, Inc. Stockholder Litigation, and the complaint filed in the Jaquith action was deemed the operative pleading. The operative complaint named certain current and former directors of the Company as defendants, asserting claims against them for breach of fiduciary duty and unjust enrichment and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The complaint also asserted claims for unjust enrichment and breach of fiduciary duty, or alternatively aiding and abetting breach of fiduciary duty, against Armistice Capital, LLC (“Armistice”). The complaint challenged certain stock options granted to certain of the Company’s officers and directors between March 24, 2020 and June 15, 2020 (the “2020 Stock Option Grants”); certain alleged statements and omissions made in the Company’s proxy statement, filed with the SEC on April 24, 2020 (the “Proxy Statement”); and certain amendments to two warrants (the “Warrant Amendments”) held by Armistice, as disclosed in a Schedule 13D filed by Armistice on June 9, 2020. The complaint purported to bring all but one of the claims derivatively on behalf of and for the benefit of the Company. It also purported to bring one claim, for breach of fiduciary duty based on alleged statements and omissions in the Proxy Statement, directly on behalf of a class of the Company’s stockholders. The complaint named the Company as a “nominal defendant,” against which no damages were sought. As disclosed in a Form 8-K filed by the Company on June 6, 2022, the Court of Chancery dismissed the operative complaint with prejudice as against all defendants, and the time for Plaintiffs to file an appeal has since lapsed.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In August and September 2020, two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California. The first action, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020. The second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (together, the “Putative Class Action”). By Order dated September 17, 2020, the two actions were deemed related. On December 9, 2020, the court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed an amended consolidated complaint. On August 9, 2021, lead plaintiffs filed a corrected amended consolidated complaint. The amended consolidated complaint names certain of Vaxart’s current and former executive officers and directors, as well as Armistice, as defendants. It claims three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The amended consolidated complaint alleges that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint seeks to be certified as a class action for similarly situated shareholders and seeks, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. On December 22, 2021, the court granted in part and denied in part the motions to dismiss. The parties appeared at an initial case management conference on February 2, 2022, to set a schedule for the rest of the action. On February 8, 2022, the court entered a Case Management Plan, setting forth certain case deadlines. As disclosed in a Form 8-K filed by the Company on July 28, 2022, a Stipulation of Settlement was filed with the court, announcing the terms of a partial settlement of the Putative Class action. A motion for preliminary approval of the partial class settlement will be filed in the district court. If the putative settlement is not approved, the parties will revert back to their prior litigation positions and the defendants would vigorously contest the claims.

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

On March 5, 2021, a purported shareholder, Kathleen Sanetel, served a demand letter on the Company’s board of directors demanding that it investigate and commence appropriate legal action against certain members of the board of directors, certain executive officers, and Armistice to remedy purportedly wrongful conduct. On or about June 2, 2021, another purported shareholder, Jerry Besa, served a substantially identical demand letter. The specific allegations and alleged wrongful conduct set forth in the demand letter are, in all material respects, substantially similar to the allegations and claims made in the amended consolidated complaint in the Putative Class Action. After receipt of the Sanetel demand letter, the Board appointed a committee of the Board (the “Demand Committee”) and delegated to the Demand Committee the authority to investigate the matters referenced in the demand letter and determine action(s), if any, to be taken by the Company in response to the demand. On February 10, 2022, a purported shareholder, Kevin Meehan, served a similar demand letter on the Company’s current board of directors, premised on the same allegations and claims made in the amended consolidated complaint in the Putative Class Action and demanding the Company take legal action against the defendants in the Putative Class Action. On April 29, 2022, purported shareholder Vijay Gururaj served a letter informing the Company that he was joining in the March 5, 2021, Sanetel demand letter. On June 2, 2022, another purported shareholder, Paul Isicrate, served a demand letter on the Company’s current board of directors, substantially identical to the aforementioned demand letters. As the Company disclosed in a Form 8-K filed by the Company on July 28, 2022, the Demand Committee completed an independent investigation of the allegations contained in the demands and informed each shareholder that they had decided to reject the demands.

The Company has accrued $2.0 million with respect to the Putative Class Action pursuant to the terms of the settlement agreement reached in that case. No other amounts have been accrued because the Company’s management does not presently believe that any loss is probable and it is not possible to reasonably estimate the loss, or range of losses, if any, that may result from any of the ongoing litigation. The Company’s legal costs incurred in its defense against these claims are expensed as incurred.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2022, the Company was authorized to issue 150,000,000 shares of common stock, $0.0001 par value per share. On August 4, 2022, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2022, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2022	December 31, 2021

Options issued and outstanding	14,305,918	10,216,106
RSUs issued and outstanding	507,472	—
Available for future grants of equity awards	904,566	5,582,742
Common stock warrants	227,434	232,434
Total	15,945,390	16,031,282

(c)	Warrants

The following warrants were outstanding as of June 30, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants Outstanding	Exercise Price	Expiration Date

Common Stock	44,148	$1.10	April 2024
Common Stock	26,515	$1.375	April 2024
Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	16,175	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	227,434

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $1.10 and $2.50 and those exercisable for $3.125 expiring in February 2025 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrantholders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

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

The aggregate number of shares of common stock authorized for issuance under the 2019 Plan was initially 1,600,000 shares, which was increased through an amendment to the 2019 Plan adopted by the Company’s stockholders (a “Plan Amendment”) on June 8, 2020, to 8,000,000, by a Plan Amendment on June 16, 2021, to 16,900,000, and by a Plan Amendment on August 4, 2022, to 28,900,000. Further amendments to the 2019 Plan to increase the share reserve would require stockholder approval. Awards that are forfeited or canceled generally become available for issuance again under the 2019 Plan. Awards have a maximum term of ten years from the grant date and may vest over varying periods, as specified by the Company’s board of directors for each grant.

In the six months ended June 30, 2022, the Company granted 509,061 restricted stock unit (“RSU”) awards to employees which vest annually over four years, subject to each employee’s continued service relationship with the Company. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of RSUs granted, is recognized, net of estimated forfeitures, as an expense ratably over the service period.

A summary of stock option and RSU transactions in the six months ended June 30, 2022, is as follows:

			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2022	5,582,742	10,216,106	$4.96	—	$—
Granted	(5,137,646)	4,628,585	$4.49	509,061	$3.95
Exercised	—	(70,643)	$1.11	—	$—
Forfeited	430,720	(429,196)	$6.72	(1,589)	$2.89
Canceled	28,750	(38,934)	$10.44	—	$—

Balance at June 30, 2022	904,566	14,305,918	$4.76	507,472	$3.95

As of June 30, 2022, there were 14,305,918 options outstanding with a weighted average exercise price of $4.76, a weighted average remaining term of 8.64 years and an aggregate intrinsic value of $7.0 million. Of these options, 4,941,521 were vested, with a weighted average exercise price of $3.33, a weighted average remaining term of 7.42 years and an aggregate intrinsic value of $5.5 million. The Company received $79,000 for the 70,643 options exercised during the six months ended June 30, 2022, which had an intrinsic value of $225,000, and received $892,000 for the 571,926 options exercised during the six months ended June 30, 2021, which had an intrinsic value of $3.2 million.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2022 and 2021, was $3.98 and $6.23, respectively. Their fair values were estimated using the following assumptions:

Six Months Ended June 30,
	2022	2021

Risk-free interest rate	1.62% - 3.03%	0.98% - 1.07%
Expected term (in years)	6.02 - 6.08	5.44 - 6.07
Expected volatility	125% - 126%	122% - 131%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options and RSUs was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$2,383	$644	$4,410	$1,223
General and administrative	1,038	1,960	2,141	2,632
Total stock-based compensation	$3,421	$2,604	$6,551	$3,855

As of June 30, 2022, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $38.7 million, which the Company expects to recognize over an estimated weighted average period of 3.24 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. 1,800,000 shares are reserved for issuance under the 2022 ESPP, which will become effective on September 1, 2022.

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(29,430)	$(16,116)	$(54,531)	$(32,123)

Shares used to compute net loss per share – basic and diluted	126,428,298	120,925,570	126,111,777	118,174,099

Net loss per share – basic and diluted	$(0.23)	$(0.13)	$(0.43)	$(0.27)

No adjustment has been made to the net loss in the three and six months ended June 30, 2022 or 2021, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Options to purchase common stock	13,873,456	7,733,353	12,388,584	7,286,414

Restricted stock units	389,638	—	200,277	—

Warrants to purchase common stock	227,599	390,010	230,016	686,780

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	14,490,693	8,123,363	12,818,877	7,973,194

NOTE 12.  Subsequent Events

Changes in the status of litigation since June 30, 2022, are included in “Note 8. Commitments and Contingencies—(c) Litigation”. An increase in the number of shares of common stock that the Company is authorized to issue are recorded in “Note 9. Stockholders’ Equity—(b) Common Stock”. An increase in the number of shares authorized under the 2019 Plan and the adoption of the 2022 ESPP are recorded in “Note 10. Equity Incentive Plans”.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis) and seasonal influenza. We have completed a Phase 1 clinical trial for our first SARS CoV-2 vaccine candidate and reported that the study met its primary and secondary endpoints. A Phase 2 study with our second SARS CoV-2 vaccine candidate commenced in late 2021 and is currently ongoing. Vaxart has also initiated preclinical work on COVID-19 vaccine candidates that directly target the Omicron BA.4 and BA.5 subvariants. Several Phase 1 human studies with our norovirus vaccine candidate have been successfully completed. A Phase 2 challenge study evaluating safety and clinical efficacy of our GI.1 norovirus vaccine candidate is currently ongoing. Data indicating that our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study was published in 2020 (Lancet ID). In addition, we are in early development of a prophylactic vaccine targeting respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infection) and of our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

To date, we have been able to continue our operations and do not anticipate any material interruptions in the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic and the development of other competing COVID-19 vaccines on our business and operations, including our expenses, supply chain and clinical trials. Our partners are currently operating their facilities at or near normal levels. While we currently do not anticipate any interruptions in our operations, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our operations and/or the operations of our third-party suppliers and partners. Any recovery from negative impacts to our business and related economic impact due to the COVID-19 outbreak may also be slowed or reversed by a number of factors, including the emergence of new coronavirus strains.

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the U.S. Centers for Disease Control and Prevention (the “CDC”), an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. By August 7, 2022, more than 589 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 91 million infections and one million deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread and remains a public health threat, not least due to the continuing emergence of new variants. The COVID-19 risk remains even greater in developing regions where vaccination rates still remain low.

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

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had cleared our Investigational New Drug (“IND”) application to allow initiation of human clinical testing of our first oral COVID-19 (S and N proteins) vaccine candidate VXA-CoV2-1. On October 13, 2020, we announced that Phase 1 clinical testing had commenced and on February 3, 2021, we announced the preliminary results of the trial. The study achieved both its primary and secondary endpoints of safety and immunogenicity, respectively. Initial results showing cross-reactive mucosal antibody responses were published in Science Translational Medicine along with animal data described below. Additional detailed study results and mucosal durability data were reported in medRxiv in July 2022.

We announced in February 2021 that we would evaluate additional vaccine candidates that contain just the Spike protein, and different variant-specific vaccines in research. After preclinical evaluations (including in non-human primate studies) showed that an improved antibody response could be achieved with a new vaccine candidate that expressed just the Spike protein, we decided to move this candidate forward for clinical evaluation. This new vaccine candidate, VXA-CoV2-1.1-S, was also able to elicit antibody responses against human coronavirus strain variants such as Beta (first identified in South Africa) and Delta (first identified in India) in animals (published in bioRxiv in February 2022). Further, this new vaccine candidate was tested in a vaccine breakthrough/transmission model led by Duke University and found to inhibit aerosol transmission to vaccine-naïve animals better than an injected S-protein-based vaccine candidate. These results were published in bioRxiv in October 2021 and in the peer-reviewed journal Science Translational Medicine in May 2022. A press release issued in June 2022 described a hamster challenge study comparing an S specific vaccine expressing the original parental strain to a variant-specific S vaccine for protection against Omicron. Results showed that both constructs could provide protection, but the Omicron-specific vaccine had slightly better immune responses against the Omicron variant.

A new IND was filed for this S-only vaccine candidate in June 2021 and was cleared by the FDA in July 2021. We initiated dosing with this candidate in a two-part Phase 2 clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study (“Part 1”) is currently underway with planned enrollment of 48 participants aged 18 to 55 and 48 participants aged 56 to 75, in order to further evaluate safety and immunogenicity and to assess optimal dosage. The enrollment of participants for Part 1 is less than planned due to inability to identify vaccine-naïve individuals. Further, half the subjects in the trial were prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects were naïve to prior vaccinations. We expect top-line data from this portion of the trial to be available in the third quarter of 2022. Upon dose selection from Part 1, the second part of the study will be evaluated. If initiated, it is expected to enroll approximately 800 subjects aged 18 to 75 and be designed to test preliminary vaccine efficacy to protect against SARS-CoV-2 infection.

We have also initiated work on vaccine candidates that directly target new Omicron BA.4 and BA.5 subvariants. These candidates are currently in preclinical testing. We are also developing bivalent candidates that would contain Wuhan and Omicron antigens. Along with our Wuhan construct data, we will also evaluate these new constructs as part of a potential bivalent vaccine for COVID-19. We will determine the best path forward in developing a vaccine that can hinder viral infection and transmission for current and emerging variants. Our expectation is that these vaccine candidates will be available to evaluate preclinically in the fourth quarter of 2022, and clinically in the first half of 2023.

Additionally, international Phase 1b and Phase 2 COVID-19 trials, including a placebo-controlled efficacy trial in India, are under consideration.

●	Norovirus Vaccine. Norovirus is the leading cause of acute gastroenteritis symptoms, such as vomiting and diarrhea, among people of all ages in the United States. Each year, on average, norovirus causes up to 21 million cases of acute gastroenteritis and contributes up to 109,000 hospitalizations and 900 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study by the CDC and Johns Hopkins University, published in 2016, the global economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States, Europe and Japan. An update by the lead authors estimated the burden in the U.S. alone to be $10.5 billion in 2018. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine designed to protect against both. We anticipate that, if approved, the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, similar to the influenza season.

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

We resumed clinical development of our norovirus vaccine candidate in late 2020 by planning the conduct of three clinical trials. In early 2021 we initiated dosing a subset of subjects (second dose after more than one year) in the Phase 1b bivalent study. In results announced on July 29, 2021, we reported that we were able to successfully boost immune responses with the G1.1 norovirus tablets in prior vaccinated subjects. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. In mid-2021 we started a placebo-controlled, dose ranging study in elderly adult subjects aged 55 to 80 to evaluate the safety and immunogenicity of the vaccine in the older population. The top-line results were disclosed in June of 2022. The immune response to the vaccine was similar in healthy older individuals (ages 55 to 80) as it was in younger individuals in a previous study as measured by the numbers of antibody secreting cells (IgA ASC) and serum antibodies. Lastly, we also conducted an open-label trial to evaluate the optimal timing of boost administration in young adults in which 3 cohorts of subjects received their second dose (boost) at varying timepoints between 1 and 3 months post initial vaccination. This study was performed as data from trials with adenovirus vaccines indicate that boost administration at a later timepoint (e.g., 12 weeks) may offer a more robust immune response. The top-line results from this study were disclosed in June of 2022. Data indicated that the vaccine candidate was able to successfully boost antibody responses, with antibody responses trending better with administration spread out over 3 months versus a shorter interval.

We are also conducting additional Phase 2 clinical trials with our norovirus vaccine candidates. The first trial, which was initiated in early 2022, is a Phase 2 norovirus challenge study which will evaluate safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine compared to a placebo control post norovirus challenge. The second clinical trial will be a Phase 2 multi-center, placebo-controlled dose confirmation trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine in subjects aged 18 years and older. This trial is expected to begin in late 2022 or early 2023. The data from these Phase 2 studies is expected to form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

●

Relenza and Inavir are antivirals for the treatment of influenza, marketed by GlaxoSmithKline, plc (“GSK”) and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), respectively. We have earned royalties on the net sales of Relenza and Inavir in Japan. The last patent for Relenza expired in July 2019 and the last patent for Inavir expires in December 2029. Sales of these antivirals vary significantly by quarter, because influenza virus activity displays strong seasonal cycles, and by year depending on the intensity and duration of the flu season, the impact COVID-19 has had, and may continue to have, on seasonal influenza, and competition from other antivirals such as Tamiflu and Xofluza.

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

We have incurred significant external costs for CROs that conduct clinical trials on our behalf, and for CMOs that manufacture our tablet vaccine candidates, although these costs have decreased in 2022 since we now perform the majority of our manufacturing activities in-house. We have captured these external costs for each vaccine program. We do not allocate external costs incurred on preclinical research or process development to specific programs.

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
External program costs:
COVID-19 program	$1,427	$3,221	$2,957	$6,160
Norovirus program	1,539	1,090	3,738	1,544
All other programs	119	—	119	—
Preclinical research	490	519	950	941
Process development	576	188	1,186	1,294
Total external costs	4,151	5,018	8,950	9,939
Internal costs	15,775	5,719	29,179	10,871
Total research and development	$19,926	$10,737	$38,129	$20,810

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

Revenue	$—	$112	(100)%	$85	$618	(86)%

Operating expenses	29,247	15,887	84%	54,108	31,904	70%

Operating loss	(29,247)	(15,775)	85%	(54,023)	(31,286)	73%

Net non-operating expense	(168)	(311)	(46)%	(473)	(769)	(38)%

Loss before income taxes	(29,415)	(16,086)	83%	(54,496)	(32,055)	70%

Provision for income taxes	15	30	(50)%	35	68	(49)%

Net loss	$(29,430)	$(16,116)	83%	$(54,531)	$(32,123)	70%

Total Revenue

The following table summarizes our revenues for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Revenue from customer service contracts	$—	$—	N/A	$—	$13	(100)%
Non-cash royalty revenue related to sale of future royalties	—	112	(100)%	85	605	(86)%
Total revenue	$—	$112	(100)%	$85	$618	(86)%

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 in the six months ended June 30, 2021, all in the first quarter. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Non-cash Royalty Revenue Related to Sale of Future Royalties

Non-cash royalty revenue related to sale of future royalties for the three months ended June 30, 2022 and 2021, was nil and $ 112,000, respectively, and for the six months ended June 30,  2022 and  2021, was $ 85,000 and $ 605,000, respectively, the decrease in both periods being due to a reduction in sales of Inavir in Japan.  We do not recognize any royalty revenue from sales of Inavir until the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in the years ended March 31, 2022 and 2021, because net royalties were only $448,000 and $1.3 million, respectively. We believe royalties have been abnormally low for the last two years primarily because social distancing and mask wearing due to the COVID-19 pandemic have caused the number of influenza infections to decline. Due to the unpredictability of the impact of COVID-19 on future flu seasons we are unable to forecast the amount of royalty revenue, if any, and non-cash royalty revenue related to sale of future royalties that we will earn in the future.

Total Operating Expenses

The following table presents our operating expenses for the three and three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$19,926	$10,737	86%	$38,129	$20,810	83%
General and administrative	9,321	5,150	81%	15,979	11,094	44%
Total operating expenses	$29,247	$15,887	84%	$54,108	$31,904	70%

Research and Development

For the three months ended June 30,2022, research and development expenses increased by $9.2 million, or 86%, compared to the three months ended June 30,2021. The increase is primarily due to increased personnel costs, including stock-based compensation, facilities allocation and recruitment costs related to headcount increases, higher in-house manufacturing costs, increased clinical trial expenses related to our COVID-19 vaccine candidate and higher depreciation, partially offset by a decrease in CMO costs related to our COVID-19 vaccine candidate.

For the six months ended June 30, 2022, research and development expenses increased by $17.3 million, or 83%, compared to the six months ended June 30, 2021. The increase is primarily due to increased personnel costs, including stock-based compensation and facilities allocation related to headcount increases, higher in-house manufacturing costs, increased clinical trial expenses related to our norovirus and COVID-19 vaccine candidates and higher depreciation, partially offset by a decrease in CMO costs related to our COVID-19 vaccine candidate.

We expect that research and development expenses will be significantly higher in 2022 and beyond than in 2021 as we continue to increase our headcount and incur significant expenditures on manufacturing and clinical trials for our COVID-19 and norovirus vaccine candidates.

General and Administrative

For the three months ended June 30, 2022, general and administrative expenses increased by $4.2 million, or 81%, compared to the corresponding period in 2021, and for the six months ended June 30, 2022, they increased by $4.9 million, or 44%, compared to the six months ended June 30, 2021. The principal reasons for the increase in both periods are the cost of settling shareholder litigation, increased personnel costs, including non-cash stock-based compensation expense not related to award modifications, and increases in legal and other professional fees including recruitment costs, partially offset by the absence of a one-off non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board.

Non-Operating Income (Expense)

The following table presents our non-operating income and expenses for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Interest income, net	$157	$23	583%	$192	$32	500%
Non-cash interest expense related to sale of future royalties	(323)	(334)	(3)%	(663)	(800)	(17)%
Foreign exchange loss, net	(2)	—	N/A	(2)	(1)	100%
Net non-operating expense	$(168)	$(311)	(46)%	$(473)	$(769)	(38)%

For the three months ended June 30, 2022, we recorded net non-operating expenses of $168,000, a 46% decrease from the $311,000 recorded in the three months ended June 30, 2021. For the six months ended June 30, 2022, we recorded net non-operating expenses of $473,000, a 38% decrease from the $769,000 recorded in the six months ended June 30, 2021.

Interest income increased in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, due to higher interest rates. Non-cash interest expense related to sale of future royalties, which relates to accounting for amounts that will become payable to HCRP for royalty revenue earned from Inavir as debt, decreased in the three and six months ended June 30, 2022, compared to the corresponding period in the prior year, as the outstanding balance due to HCRP was revalued as of December 31, 2021, resulting in a reduction of $3.8 million in the estimated liability.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Foreign withholding tax on royalty revenue	$—	$5	(100)%	$4	$30	(87)%
Foreign taxes payable on intercompany interest	15	20	(25)%	29	33	(12)%
State income taxes	—	5	(100)%	2	5	(60)%
Provision for income taxes	$15	$30	(50)%	$35	$68	(49)%

The provision for income taxes comprises $15,000 and $30,000 in the three months ended June 30, 2022 and 2021, respectively, and $35,000 and $68,000 in the six months ended June 30, 2022 and 2021, respectively. The tax charge relates primarily to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements. In September 2021 we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. As of June 30, 2022, we had received net proceeds of $3.8 million from the sale of common stock under the September 2021 ATM. We incur direct expenses and pay sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM.

As of June 30, 2022, we had approximately $131.5 million of cash, cash equivalents and marketable securities.

We believe our existing funds are sufficient to fund us for at least one year from the date of issuance of this Quarterly Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. We have approximately $92 million in net proceeds still available to us under the September 2021 ATM. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(51,012)	$(29,751)
Net cash used in investing activities	(5,143)	(36,508)
Net cash provided by financing activities	3,878	104,655

Net (decrease) increase in cash and cash equivalents	$(52,277)	$38,396

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the six months ended June 30, 2022 and 2021, in the amounts of $51.0 million and $29.8 million, respectively. The cash used in operating activities in the six months ended June 30, 2022, was due to cash used to fund a net loss of $54.5 million and an increase in working capital of $6.0 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $9.5 million. The cash used in operating activities in the six months ended June 30, 2021, was due to cash used to fund a net loss of $32.1 million and an increase in working capital of $3.5 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $5.8 million.

Net Cash Used in Investing Activities

In the six months ended June 30, 2022, we used $1.5 million to purchase marketable securities, net of maturities, and $3.7 million to purchase property and equipment. In the six months ended June 30, 2021, we used $33.7 million to purchase marketable securities, net of maturities, and $2.8 million to purchase property and equipment.

Net Cash Provided by Financing Activities

In the six months ended June 30, 2022, we received $3.8 million from the sale of common stock under the September 2021 ATM and $81,000 from the exercise of stock options and warrants. In the six months ended June 30, 2021, we received $101.9 million from the sale of common stock under the October 2020 ATM and $2.8 million from the exercise of common stock warrants and stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 30, 2022 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,216	$2,675	$5,831	$4,649	$4,061
Operating Leases	31,663	3,909	8,528	9,861	9,365
Purchase Obligations	18,611	18,611	—	—	—
Total	$67,490	$25,195	$14,359	$14,510	$13,426

Long Term Debt, HCRP. Under an agreement executed in 2016, we are obligated to pay HCRP the first $3 million plus 15% of the next $1 million of royalty revenues that we earn for sales of Inavir in each year ending on March 31. See Note 6 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details.

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year, including a total of $14.3 million for one lease that has been executed but has not yet commenced, for which we expect to spend approximately $7 million on leasehold improvements, of which $6.9 million has either been expended already or is included in purchase obligations (see next paragraph), that will be recorded as right-of-use assets when the lease commences. See Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 for further details of leases.

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

Share based payment arrangements. Since we were a private company, we have issued stock options to all full-time new hires other than interns and have also issued options to these employees annually. Beginning in 2022, we have shifted from awarding options only to issuing a mixture of options and restricted stock units (“RSUs”). As of June 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $37.1 million and $1.6 million, respectively, which we expect to recognize over an estimated weighted average period of 3.22 and 3.81 years, respectively. In addition, we have adopted an Employee Stock Purchase Plan which will become effective on September 1, 2022.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in six months ended June 30, 2022, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We measure volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in six months ended June 30, 2022, a notional 10% decrease in expected volatility (from 125% to 113%) would have reduced the fair value and the related compensation expense by approximately 4.4%.

Risk-Free Interest Rate – This is based on the U.S. Treasury yield curve on the measurement date corresponding with the expected term of the stock-based awards. Based on the weighted average applied to options awarded in six months ended June 30, 2022, a notional doubling of the risk-free interest rate would have increased the fair value and the related compensation expense by approximately 0.9%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2022, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of June 30, 2022, we had cash, cash equivalents and investments of approximately $131.5 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal accounting and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vaxart have been detected.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the Securities and Exchange Commission on February 24, 2022, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2021, or in subsequently-issued Forms 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Changes in Directors

Following Ms. Karen J. Wilson’s announcement that she intended to resign as a director and Chair of the Audit Committee of the Board immediately following the conclusion of the Company’s 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) and a recommendation by the Nominating and Governance Committee of the Board of Directors (the “Board”) of Vaxart, Inc. (the “Company”), on August 4, 2022, the Board appointed W. Mark Watson as a member of the Board, to fill the vacancy created by Ms. Wilson’s resignation, and to serve until Mr. Watson’s successor is elected and qualified, or sooner in the event of his death, resignation or removal. The Board has determined that Mr. Watson meets the requirements for independence under the applicable listing standards of The Nasdaq Stock Market LLC and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Watson was also appointed as a member of the Audit Committee of the Board (the “Audit Committee”). The Board appointed Mr. Watson to serve as Chairperson of the Audit Committee beginning on the date of the third quarter 2022 Audit Committee meeting. Robert A. Yedid, a current member of the Board and the Audit Committee, was appointed Interim Chairperson of the Audit Committee, to serve until the date prior to the third quarter 2022 Audit Committee meeting.

Mr. Watson is a Certified Public Accountant with over 40 years of experience in public accounting and auditing, having spent his entire career from January 1973 to June 2013 at Deloitte Touche Tohmatsu and its predecessor, most recently as Central Florida Marketplace Leader. Among other industries, he has a particular expertise in the healthcare and life sciences sector. He has served as lead audit partner and lead client service partner on the accounts of many public companies ranging from middle market firms to Fortune 500 enterprises. Mr. Watson was elected to the Board of Directors of Sykes Enterprises Inc. in May 2018 and served on its Audit and Finance Committees until the company was sold in 2021. Mr. Watson was elected to the Board of Directors of BioDelivery Sciences International, Inc. in December 2017 and served as Chairman of its Audit Committee until the company was sold in March 2022. Mr. Watson was appointed to the Board of Directors of Inhibitor Therapeutics, Inc. in June 2014 and is Chairman of that Board of Directors and Chairman of its Audit Committee. Mr. Watson is a member of American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Watson is qualified to serve on the Board due to his expertise in public accounting and his experience with life science and pharmaceutical companies. He received his undergraduate degree in Accounting from Marquette University.

Mr. Watson will be entitled to receive cash and equity compensation for his service on the Board and committees thereof in the standard amounts previously approved by the Board and as set forth in the Vaxart, Inc. Non-Employee Director Compensation Program.

Mr. Watson also entered into the Company’s standard form of indemnification agreement, the form of which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35285), filed with the U.S. Securities and Exchange Commission on February 20, 2018.

There are no arrangements or understandings between Mr. Watson and any other persons, pursuant to which he was appointed as a member of the Board. There are no family relationships between Mr. Watson and any of the Company’s directors or executive officers. Mr. Watson is not a party to any current or proposed transaction with the Company for which disclosure is required under Item 404(a) of Regulation S-K.

On August 2, 2022, Karen J. Wilson announced her intent to resign from the Board and as a member and Chairperson of the Audit Committee, effective after the conclusion of the Company’s 2022 Annual Meeting of Stockholders being held on August 4, 2022. Ms. Wilson’s decision to resign was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

Amendment to Restated Certificate of Incorporation

At the 2022 Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase our authorized number of shares of common stock from 150,000,000 shares to 250,000,000 shares. On August 4, 2022, the Certificate of Amendment was filed with the Secretary of State of the State of Delaware. The Certificate of Amendment is filed as Exhibit 3.3 hereto and incorporated herein by reference.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3 *	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.

3.4	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1 #	Non-Employee Director Compensation Program, effective as of April 1, 2022	Form 10-Q	001-35285	10.2	May 9, 2022

10.2 #	Confidential Consulting Agreement between the Company and FLG Partners, LLC, effective as of April 20, 2022	Form 8-K	001-35285	10.1	May 11, 2022

10.3 #	Consulting Services Agreement between the Company and Ms. Echerd, effective as of May 11, 2022	Form 8-K	001-35285	10.2	May 11, 2022

10.4 + *	Pre-Challenge Study Services Agreement dated June 29, 2022, between the Company and hVIVO Services Limited

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

+	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act.

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

VAXART, INC.

Dated: August 8, 2022	By: /s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Accounting Officer)