Form 10-Q
period 2022-09-30
Vaxart, Inc.
filed 2022-11-09
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The Registrant had 131,249,086 shares of common stock, $0.0001 par value, outstanding as of November 7, 2022.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$50,768	$143,745
Short-term investments	63,999	22,742
Accounts receivable	-	71
Prepaid expenses and other current assets	5,613	2,609

Total current assets	120,380	169,167

Long-term investments	-	16,210
Property and equipment, net	12,280	6,601
Right-of-use assets, net	26,607	13,168
Intangible assets, net	9,611	10,624
Goodwill	4,508	4,508
Other long-term assets	1,923	890

Total assets	$175,309	$221,168

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,916	$3,872
Current portion of operating lease liability	2,149	1,011
Current portion of liability related to sale of future royalties	1,331	836
Other accrued liabilities	10,344	5,064

Total current liabilities	21,740	10,783

Operating lease liability, net of current portion	20,019	11,997
Liability related to sale of future royalties, net of current portion	11,027	10,686
Other long-term liabilities	216	171

Total liabilities	53,002	33,637

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value; 250,000,000 shares authorized; 128,331,408 and 125,594,393 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	426,003	406,943
Accumulated deficit	(303,191)	(219,351)
Accumulated other comprehensive loss	(518)	(74)

Total stockholders’ equity	122,307	187,531

Total liabilities and stockholders’ equity	$175,309	$221,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Revenue from customer service contracts	$—	$—	$—	$13
Non-cash royalty revenue related to sale of future royalties	—	200	85	805

Total revenue	—	200	85	818

Operating expenses:
Research and development	22,466	12,409	60,595	33,219
General and administrative	6,960	5,042	22,939	16,136

Total operating expenses	29,426	17,451	83,534	49,355

Operating loss	(29,426)	(17,251)	(83,449)	(48,537)

Other income (expense):
Interest income, net	458	26	650	58
Non-cash interest expense related to sale of future royalties	(325)	(337)	(988)	(1,137)
Foreign exchange loss, net	—	—	(2)	(1)

Loss before income taxes	(29,293)	(17,562)	(83,789)	(49,617)

Provision for income taxes	16	21	51	89

Net loss	$(29,309)	$(17,583)	$(83,840)	$(49,706)

Net loss per share - basic and diluted	$(0.23)	$(0.14)	$(0.66)	$(0.41)

Shares used to compute net loss per share - basic and diluted	126,889,718	123,984,141	126,374,424	120,110,780

Comprehensive loss:
Net loss	$(29,309)	$(17,583)	$(83,840)	$(49,706)
Unrealized (loss) gain on available-for-sale investments, net of tax	(109)	6	(444)	(3)
Comprehensive loss	$(29,418)	$(17,577)	$(84,284)	$(49,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended September 30, 2022

Balances as of June 30, 2022	126,446,036	$13	$417,372	$(273,882)	$(409)	$143,094

Issuance of common stock under September 2021 ATM, net of offering costs of $161	1,789,022	—	4,853	—	—	4,853

Issuance of common stock upon exercise of stock options	96,350	—	135	—	—	135

Stock-based compensation	—	—	3,643	—	—	3,643

Unrealized losses on available-for-sale investments	—	—	—	—	(109)	(109)

Net loss	—	—	—	(29,309)	—	(29,309)

Balances as of September 30, 2022	128,331,408	$13	$426,003	$(303,191)	$(518)	$122,307

Nine Months Ended September 30, 2022

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $583	2,565,022	—	8,650	—	—	8,650

Issuance of common stock upon exercise of warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of stock options	166,993	—	214	—	—	214

Stock-based compensation	—	—	10,194	—	—	10,194

Unrealized losses on available-for-sale investments	—	—	—	—	(444)	(444)

Net loss	—	—	—	(83,840)	—	(83,840)

Balances as of September 30, 2022	128,331,408	$13	$426,003	$(303,191)	$(518)	$122,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Three Months Ended September 30, 2021

Balances as of June 30, 2021	122,814,467	$12	$380,783	$(181,004)	$(9)	$199,782

Issuance of common stock under October 2020 ATM, net of offering costs of $746	2,280,931	1	20,295	—	—	20,296

Issuance of common stock upon exercise of warrants	—	—	—	—	—	—

Issuance of common stock upon exercise of stock options	199,418	—	348	—	—	348

Stock-based compensation	—	—	2,099	—	—	2,099

Unrealized gain on available-for-sale investments	—	—	—	—	6	6

Net loss	—	—	—	(17,583)	—	(17,583)

Balances as of September 30, 2021	125,294,816	$13	$403,525	$(198,587)	$(3)	$204,948

Nine Months Ended September 30, 2021

Balances as of December 31, 2020	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2020 ATM, net of offering costs of $5,752	13,239,839	2	122,208	—	—	122,210

Issuance of common stock upon exercise of warrants	1,012,540	—	1,849	—	—	1,849

Issuance of common stock upon exercise of stock options	771,344	—	1,240	—	—	1,240

Stock-based compensation	—	—	5,954	—	—	5,954

Unrealized losses on available-for-sale investments	—	—	—	—	(3)	(3)

Net loss	—	—	—	(49,706)	—	(49,706)

Balances as of September 30, 2021	125,294,816	$13	$403,525	$(198,587)	$(3)	$204,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(83,840)	$(49,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,915	3,010
Accretion of (discount) premium on investments	(13)	55
Stock-based compensation	10,194	5,954
Non-cash interest expense related to sale of future royalties	988	1,137
Non-cash revenue related to sale of future royalties	(152)	(908)
Change in operating assets and liabilities:
Accounts receivable	71	144
Prepaid expenses and other assets	(4,037)	(3,570)
Accounts payable	2,528	1,483
Other accrued liabilities	4,719	(1,617)

Net cash used in operating activities	(65,627)	(44,018)

Cash flows from investing activities:
Purchase of property and equipment	(5,700)	(4,142)
Cash paid for right-of-use assets	(5,038)	—
Purchases of investments	(48,178)	(41,278)
Proceeds from maturities of investments	22,700	4,500

Net cash used in investing activities	(36,216)	(40,920)

Cash flows from financing activities:
Net proceeds from issuance of common stock through ATM facilities	8,650	122,210
Proceeds from issuance of common stock upon exercise of warrants	2	1,849
Proceeds from issuance of common stock upon exercise of stock options	214	1,240

Net cash provided by financing activities	8,866	125,299

Net (decrease) increase in cash and cash equivalents	(92,977)	40,361

Cash and cash equivalents at beginning of the period	143,745	126,870

Cash and cash equivalents at end of the period	$50,768	$167,231

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$9,997	$6,939
Lease-related assets and liabilities derecognized on early termination and modification of leases	$—	$235
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,738	$289

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

In the nine months ended September 30, 2021, the Company sold an additional 13,239,839 shares under the October 2020 ATM for gross proceeds of $127.9 million which, after deducting sales commissions and expenses, resulted in net proceeds of $122.2 million. A total of 13,932,490 shares were issued and sold under the October 2020 ATM for gross proceeds of $133.4 million which, after deducting sales commissions and expenses, resulted in net proceeds of $127.1 million.

On September 13, 2021, the October 2020 ATM was terminated, and on September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of December 31, 2021, no shares had been issued under the September 2021 ATM. In the nine months ended  September 30, 2022, 2,565,022 shares were issued and sold under the September 2021 ATM for gross proceeds of $9.2 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $8.6 million.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of September 30, 2022 and  December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets:
Money market funds	$30,873	$—	$—	$30,873
U.S. Treasury securities	—	49,389	—	49,389
Commercial paper	—	8,959	—	8,959
Corporate debt securities	—	5,651	—	5,651
Total	$30,873	$63,999	$—	$94,872

	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Money market funds	$70,978	$—	$—	$70,978
U.S. Treasury securities	—	24,997	—	24,997
Commercial paper	—	7,491	—	7,491
Corporate debt securities	—	6,464	—	6,464
Total	$70,978	$38,952	$—	$109,930

The Company held no recurring financial liabilities as of  September 30, 2022 or December 31, 2021, or in the nine months ended September 30, 2022 or 2021.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents and Investments

Cash, cash equivalents and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
September 30, 2022
Cash at banks	$19,895	$—	$—	$19,895	$19,895	$—	$—
Money market funds	30,873	—	—	30,873	30,873	—	—
U.S. Treasury securities	49,841	—	(452)	49,389	—	49,389	—
Commercial paper	8,959	—	—	8,959	—	8,959	—
Corporate debt securities	5,716	—	(65)	5,651	—	5,651	—
Total	$115,284	$—	$(517)	$114,767	$50,768	$63,999	$—

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2021
Cash at banks	$72,767	$—	$—	$72,767	$72,767	$—	$—
Money market funds	70,978	—	—	70,978	70,978	—	—
U.S. Treasury securities	25,055	—	(58)	24,997	—	12,022	12,975
Commercial paper	7,491	—	—	7,491	—	7,491	—
Corporate debt securities	6,480	—	(16)	6,464	—	3,229	3,235
Total	$182,771	$—	$(74)	$182,697	$143,745	$22,742	$16,210

(b)	Accounts Receivable

Accounts receivable comprises royalties receivable of nil and $71,000 as of September 30, 2022 and December 31, 2021, respectively. The Company has provided no allowance for uncollectible accounts as of  September 30, 2022 and December 31, 2021.

(c)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021

Laboratory equipment	$7,465	$5,057
Office and computer equipment	767	481
Leasehold improvements	1,063	1,063
Construction in progress	5,596	1,305
Total property and equipment	14,891	7,906
Less: accumulated depreciation	(2,611)	(1,305)
Property and equipment, net	$12,280	$6,601

Depreciation expense was $489,000 and $211,000 for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $406,000 for the nine months ended September 30, 2022 and 2021, respectively. There were no impairments of the Company’s property and equipment recorded in the nine months ended September 30, 2022 or 2021.

(d)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $26.6 million and $13.2 million as of September 30, 2022 and December 31, 2021, respectively.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(e)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives ranging from 1.3 to 11.75 years for developed technology and 20 years for intellectual property. As of September 30, 2022, developed technology and intellectual property had remaining lives of 7.1 and 5.25 years, respectively. Intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Developed technology	$10,600	$10,600
Intellectual property	80	80
Total cost	10,680	10,680
Less: accumulated amortization	(1,069)	(56)
Intangible assets, net	$9,611	$10,624

Total amortization expense for the three months ended September 30, 2022 and 2021, was $338,000 and $433,000, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2022 (three months remaining)	$338
2023	1,350
2024	1,350
2025	1,350
2026	1,350
Thereafter	3,873
Total	$9,611

(f)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of September 30, 2022 and December 31, 2021. As of September 30, 2022, there have been no indicators of impairment.

(g)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Accrued compensation	$3,809	$2,786
Accrued clinical and manufacturing expenses	1,203	986
Accrued professional and consulting services	715	556
Accrued litigation settlement	2,000	—
Other liabilities, current portion	2,617	736
Total	$10,344	$5,064

NOTE 5.  Revenue

Royalty Agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. No royalty revenue was recognized in the nine months ended September 30, 2022 and 2021. The Company recognized non-cash royalty revenue related to the sale of future royalties (see Note 6) of nil and $200,000 in the three months ended September 30, 2022 and 2021, respectively, and $85,000 and $805,000 in the nine months ended September 30, 2022 and 2021, respectively. Both royalty revenue and the non-cash royalty revenue related to sale of future royalties are subject to a 5% withholding tax in Japan, for which nil and $10,000 was included in income tax expense in the three months ended September 30, 2022 and 2021, respectively, and $4,000 and $40,000 in the nine months ended September 30, 2022 and 2021.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2022 (in thousands):

Total liability related to sale of future royalties, start of period	$11,522
Non-cash royalty revenue paid to HCRP	(152)
Non-cash interest expense recognized	988
Total liability related to sale of future royalties, end of period	12,358
Current portion	(1,331)
Long-term portion	$11,027

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under seven operating lease agreements with initial terms exceeding one year and has two operating lease agreements for facilities and one for equipment with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no additional extension option. The Company also obtained the right of use of real estate located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In addition, in September 2021 the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. This lease includes a component for which tenant improvements that were substantially completed in the three months ended September 30, 2022, when the lease for this component was deemed to have commenced for accounting purposes. It also includes a component for which tenant improvements, estimated to cost approximately $2.8 million, are estimated to be completed in the first quarter of 2023. These will be recorded within right-of-use assets in the condensed consolidated balance sheet when they are substantially completed and this component of the lease is deemed to have commenced for accounting purposes. In addition, the Company has the right of use of a facility located in South San Francisco, California, under a lease that, following extensions, now terminates on December 31, 2022, with no extension option. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company also has the right of use of two facilities in Burlingame, California, under leases that terminate on  May 31, 2025, both of which have two 30-month extension options. The Company has also identified two short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin and one short-term lease for equipment.

As of September 30, 2022, the weighted average discount rate for operating leases with initial terms of more than one year was 9.80% and the weighted average remaining term of these leases was 6.34 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease commenced or was extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  September 30, 2022 (in thousands):

Year Ending December 31,
2022 (three months remaining)	$994
2023	4,072
2024	4,213
2025	4,356
2026	4,964
Thereafter	11,787
Undiscounted total	30,386
Less: imputed interest	(8,218)
Present value of future minimum payments	22,168
Current portion of operating lease liability	(2,149)
Operating lease liability, net of current portion	$20,019

The Company presently has no finance leases and no future obligations under operating leases with initial terms of one year or less.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the three and nine months ended September 30, 2022 and 2021, including variable lease costs for one lease that has not yet commenced for accounting purposes (see below), are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$1,202	$651	$2,652	$1,824
Short-term lease cost	117	101	335	232
Variable lease cost	397	313	926	937
Sublease income	—	—	—	(36)
Total lease cost	$1,716	$1,065	$3,913	$2,957

Net cash outflows associated with operating leases, which include expenditures on leasehold improvements, totaled $1.4 million and $970,000 in the three months ended September 30, 2022 and 2021, respectively, and $7.8 million and $2.8 million in the nine months ended September 30, 2022 and 2021, respectively.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of September 30, 2022, the Company had approximately $13.7 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services and leasehold improvements which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 7 and a further commitment for an operating lease with unpaid rental payments totaling $0.4 million payable by March 31, 2029, which has been executed but has not yet commenced, for which we expect to spend a net total of approximately $2.8 million on leasehold improvements, of which $0.6 million has already been expended and $2.2 million is included within non-cancelable purchase commitments, which will be recorded as right-of-use assets when the lease commences.

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In August and September 2020, two substantially similar securities class actions were filed in the U.S. District Court for the Northern District of California. The first action, titled Himmelberg v. Vaxart, Inc. et al. was filed on August 24, 2020. The second action, titled Hovhannisyan v. Vaxart, Inc. et al. was filed on September 1, 2020 (together, the “Putative Class Action”). By Order dated September 17, 2020, the two actions were deemed related. On December 9, 2020, the court appointed lead plaintiffs and lead plaintiffs’ counsel. On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed an amended consolidated complaint. On August 9, 2021, lead plaintiffs filed a corrected amended consolidated complaint. The amended consolidated complaint names certain of Vaxart’s current and former executive officers and directors, as well as Armistice, as defendants. It claims three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The amended consolidated complaint alleges that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint seeks to be certified as a class action for similarly situated shareholders and seeks, among other things, an unspecified amount of damages and attorneys’ fees and costs. As disclosed in a Form 8-K filed by the Company on July 28, 2022, a Stipulation of Settlement was filed with the court, announcing the terms of a partial settlement of the Putative Class action. On October 3, 2022, the parties' motion for preliminary approval of the partial class settlement was granted by the district court. Under the order preliminarily approving the partial class settlement, Vaxart shall cause $2,000,000 to be paid into an escrow account, with its insurers placing the remainder of the settlement funds into a designated escrow account pending final approval. A fairness hearing was scheduled for January 12, 2023, to determine whether final class settlement approval will be granted. If the settlement is not approved, the parties will revert back to their prior litigation positions and the defendants would vigorously contest the claims.

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

The Company is authorized to issue 5,000,000 shares of preferred stock, $0.0001 par value per share. The Company’s board of directors may, without further action by the stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 5,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock are currently outstanding.

(b)	Common Stock

As of September 30, 2022, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2022, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2022	December 31, 2021

Options issued and outstanding	14,965,813	10,216,106
RSUs issued and outstanding	723,716	—
Available for future grants of equity awards	11,932,077	5,582,742
Common stock warrants	227,434	232,434
2022 Employee Stock Purchase Plan	1,800,000	—
Total	29,649,040	16,031,282

(c)	Warrants

The following warrants were outstanding as of September 30, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

In the nine months ended September 30, 2022, the Company granted 688,061 restricted stock unit (“RSU”) awards to employees which vest annually over four years, subject to each employee’s continued service relationship with the Company, and 29,500 RSUs to directors which vest annually over three years and 35,717 RSUs to directors which vest on the earlier of the day before the next annual meeting of stockholders and the anniversary of the grant date, subject to each director’s continued service on the Board. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of RSUs granted, is recognized, net of estimated forfeitures, as an expense ratably over the service period.

A summary of stock option and RSU transactions in the nine months ended September 30, 2022, is as follows:

			Weighted		Weighted
	Shares	Number of	Average	Number of	Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2022	5,582,742	10,216,106	$4.96	—	$—
2019 Plan Amendment	12,000,000	—	$—	—	$—
Granted	(6,530,935)	5,777,657	$4.38	753,278	$3.98
Exercised	—	(166,993)	$1.28	—	$—
Forfeited	818,749	(789,252)	$6.40	(29,562)	$3.79
Canceled	61,521	(71,705)	$8.82	—	$—

Balance at September 30, 2022	11,932,077	14,965,813	$4.68	723,716	$3.99

As of September 30, 2022, there were 14,965,813 options outstanding with a weighted average exercise price of $4.68, a weighted average remaining term of 8.45 years and an aggregate intrinsic value of $1.4 million. Of these options, 5,415,197 were vested, with a weighted average exercise price of $3.75, a weighted average remaining term of 7.21 years and an aggregate intrinsic value of $1.2 million. The Company received $214,000 for the 166,993 options exercised during the nine months ended September 30, 2022, which had an intrinsic value of $474,000, and received $1.2 million for the 771,344 options exercised during the nine months ended September 30, 2021, which had an intrinsic value of $4.6 million.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2022 and 2021, was $3.88 and $6.67, respectively. Their fair values were estimated using the following assumptions:

Nine Months Ended September 30,
	2022	2021

Risk-free interest rate	1.62% - 3.20%	0.91% - 1.19%
Expected term (in years)	5.42 - 6.08	5.44 - 6.08
Expected volatility	125% - 131%	122% - 131%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options and RSUs was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$2,567	$1,206	$6,977	$2,429
General and administrative	1,076	893	3,217	3,525
Total stock-based compensation	$3,643	$2,099	$10,194	$5,954

As of September 30, 2022, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $38.4 million, which the Company expects to recognize over an estimated weighted average period of 3.05 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. 1,800,000 shares of common stock are reserved for issuance under the 2022 ESPP.

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(29,309)	$(17,583)	$(83,840)	$(49,706)

Shares used to compute net loss per share – basic and diluted	126,889,718	123,984,141	126,374,424	120,110,780

Net loss per share – basic and diluted	$(0.23)	$(0.14)	$(0.66)	$(0.41)

No adjustment has been made to the net loss in the three and nine months ended September 30, 2022 or 2021, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive securities were excluded from the computation of diluted weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Options to purchase common stock	14,735,710	8,464,753	13,170,959	7,683,510

Restricted stock units	660,660	—	353,738	—

Warrants to purchase common stock	227,434	232,434	229,156	413,121

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	15,623,804	8,697,187	13,753,853	8,096,631

NOTE 12.  Subsequent Events

Since September 30, 2022, the Company has issued 3,194,043 shares of common stock under the  September 2021 ATM (see Note 1) for net proceeds totaling $5.5 million.

Changes in the status of litigation since  September 30, 2022, are included in “Note 8. Commitments and Contingencies—(c) Litigation”.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), norovirus (a widespread cause of acute gastro-intestinal enteritis) and seasonal influenza. We have completed a Phase 1 clinical trial for our first SARS CoV-2 vaccine candidate and reported that the study met its primary and secondary endpoints. A Phase 2 study with our second SARS CoV-2 vaccine candidate commenced in late 2021 has been completed. Vaxart has also initiated preclinical work on COVID-19 vaccine candidates that directly target the Omicron BA.4 and BA.5 subvariants. Several Phase 1 human studies with our norovirus vaccine candidate have been successfully completed. A Phase 2 challenge study evaluating safety and clinical efficacy of our GI.1 norovirus vaccine candidate is currently ongoing. Data indicating that our monovalent H1 influenza vaccine protected participants against H1 influenza infection in a Phase 2 challenge study was published in 2020 (Lancet ID). In addition, we are in early development of a prophylactic vaccine targeting respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infection) and of our first therapeutic vaccine targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

We are developing the following tablet vaccine candidates, which are based on our proprietary platform:

●

Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the U.S. Centers for Disease Control and Prevention (the “CDC”), an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. By October 2, 2022, more than 623 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 96 million infections and one million deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread and remains a public health threat, not least due to the continuing emergence of new variants. The COVID-19 risk remains even greater in developing regions where vaccination rates still remain low.

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

We announced in February 2021 that we would evaluate additional vaccine candidates that contain just the Spike protein, and different variant-specific vaccines. After preclinical evaluations (including in non-human primate studies) showed that an improved antibody response could be achieved with a new vaccine candidate that expressed just the Spike protein, we decided to move this candidate forward for clinical evaluation. This new vaccine candidate, VXA-CoV2-1.1-S, was also able to elicit antibody responses against human coronavirus strain variants such as Beta (first identified in South Africa) and Delta (first identified in India) in animals (published in bioRxiv in February 2022). Further, this new vaccine candidate was tested in a vaccine breakthrough/transmission model led by Duke University and found to inhibit aerosol transmission to vaccine-naïve animals better than an injected S-protein-based vaccine candidate. These results were published in bioRxiv in October 2021 and in the peer-reviewed journal Science Translational Medicine in May 2022. A press release issued in June 2022 described a hamster challenge study comparing an S specific vaccine expressing the original parental strain to a variant-specific S vaccine for protection against Omicron. Results showed that both constructs could provide protection, but the Omicron-specific vaccine had slightly better immune responses against the Omicron variant.

A new IND was filed for this S-only vaccine candidate in June 2021 and was cleared by the FDA in July 2021. We initiated dosing with this candidate in a two-part Phase 2 clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study (“Part 1”) planned enrollment of 48 participants aged 18 to 55 and 48 participants aged 56 to 75, in order to further evaluate safety and immunogenicity and to assess optimal dosage. Further, half the subjects in the trial would be prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects would be naïve to prior vaccinations. The purpose of the study was to evaluate safety and immunogenicity and to assess optimal dosage. Upon dose selection from Part 1, the second part of the study (“Part 2”) planned enrollment of approximately 800 subjects aged 18 to 75. Part 2 is  designed to test preliminary vaccine efficacy to protect against SARS-CoV-2 infection. The first part of the study (“Part 1”) has been completed. The actual enrollment of participants for Part 1 was less than planned due to the inability to identify vaccine-naïve individuals. Approximately half of the subjects in the trial were prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity. Top-line data from this portion of the trial was announced in September 2022, indicating that the primary and secondary end-points were both met. Vaxart’s oral vaccine candidate was able to boost the serum antibody responses for volunteers that previously received an mRNA vaccine (either Pfizer/BioNTech or Moderna). Serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778, a fold rise of 1.6. Volunteers that had lower starting titers had larger increases than subjects that had higher titers. There were also substantial increases in the neutralizing antibody responses to the SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay. Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects.  Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5 and SARS-CoV-1, demonstrating the cross-reactive nature of these immune readouts. We are currently evaluating the results from Part 1 to determine whether we will proceed to Part 2 of the study.

.

We have initiated work on vaccine candidates that directly target new Omicron BA.4 and BA.5 subvariants. These candidates are currently in preclinical testing. We are also developing bivalent candidates that contain Wuhan and Omicron antigens, and will also evaluate these new constructs as part of a potential bivalent vaccine for COVID-19. We will determine the best path forward in developing a vaccine that can hinder viral infection and transmission for current and emerging variants. Our expectation is that these vaccine candidates will be available to evaluate preclinically in the fourth quarter of 2022, and clinically in the first half of 2023. We have announced a partnership with hVivo to test a Vaxart vaccine candidate for efficacy in a SARS-CoV-2 human challenge study. This study is expected to begin in 2023 once hVivo has completed GMP manufacturing and testing of a viral challenge strain.

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

We are also conducting additional Phase 2 clinical trials with our norovirus vaccine candidates. The first trial, which was initiated in early 2022, is a Phase 2 norovirus challenge study which will evaluate safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine compared to a placebo control post norovirus challenge. A futility analysis is expected in fourth quarter of 2022, and if positive, efficacy results are expected end of the first quarter of 2023. The second clinical trial will be a Phase 2 multi-center, placebo-controlled dose confirmation trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine in subjects aged 18 years and older. This trial is expected to begin in late 2022 or early 2023. The data from these Phase 2 studies is expected to form the basis (safety, immunogenicity and preliminary efficacy data) for an End of Phase 2 Meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by only 27%. Our tablet vaccine also showed a favorable safety profile, indistinguishable from placebo.

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

●	HPV Therapeutic Vaccine. Our first therapeutic oral vaccine candidate targets HPV 16 and HPV 18, the two strains responsible for 70% of cervical cancers and precancerous cervical dysplasia.

Cervical cancer is the fourth most common cancer in women worldwide and in the United States with about 13,000 new cases diagnosed annually in the United States according to the National Cervical Cancer Coalition.

We have tested our HPV 16 vaccine candidate in two different HPV 16 solid tumor models in mice. The vaccine elicited T cell responses and promoted migration of the activated T cells into the tumors, leading to tumor cell killing. Mice that received our HPV 16 vaccine showed a significant reduction in volume of their established tumors.

In October 2018, we filed a pre-IND meeting request with the FDA for our first therapeutic vaccine targeting HPV 16 and HPV 18 and we subsequently submitted our pre-IND briefing package. We received feedback from the FDA in January 2019 to support submission of an IND application to support initiation of clinical testing. Vaxart plans to initiate its clinical program of an oral HPV tableted vaccine with a clinical trial in young adult women with HPV 16 or HPV 18-associated High-grade Squamous Intraepithelial Lesion (HSIL), pending regulatory and IRB/EC approvals. The trial would evaluate the safety, immunogenicity and preliminary clinical efficacy with repeat dose vaccine administration against a placebo control group.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
External program costs:
COVID-19 program	$2,287	$1,860	$5,244	$8,020
Norovirus program	2,491	1,202	6,229	2,746
All other programs	52	—	171	—
Preclinical research	317	870	1,267	1,811
Process development	634	386	1,820	1,680
Total external costs	5,781	4,318	14,731	14,257
Internal costs	16,685	8,091	45,864	18,962
Total research and development	$22,466	$12,409	$60,595	$33,219

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

Results of Operations

The following table presents selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

Revenue	$—	$200	(100)%	$85	$818	(90)%

Operating expenses	29,426	17,451	69%	83,534	49,355	69%

Operating loss	(29,426)	(17,251)	71%	(83,449)	(48,537)	72%

Net non-operating income (expense)	133	(311)	(143)%	(340)	(1,080)	(69)%

Loss before income taxes	(29,293)	(17,562)	67%	(83,789)	(49,617)	69%

Provision for income taxes	16	21	(24)%	51	89	(43)%

Net loss	$(29,309)	$(17,583)	67%	$(83,840)	$(49,706)	69%

Total Revenue

The following table summarizes our revenues for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Revenue from customer service contracts	$—	$—	N/A	$—	$13	(100)%
Non-cash royalty revenue related to sale of future royalties	—	200	(100)%	85	805	(89)%
Total revenue	$—	$200	(100)%	$85	$818	(90)%

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 in the nine months ended September 30, 2021, all in the first quarter. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed.

Non-cash Royalty Revenue Related to Sale of Future Royalties

Non-cash royalty revenue related to sale of future royalties for the three months ended September 30, 2022 and 2021, was nil and $ 200,000, respectively, and for the nine months ended September 30,  2022 and  2021, was $ 85,000 and $ 805,000, respectively, the decrease in both periods being due to a reduction in sales of Inavir in Japan.  We do not recognize any royalty revenue from sales of Inavir until the first $3 million net of 5% withholding tax in years ending on March 31 has been recognized as non-cash royalty revenue related to sale of future royalties. We recognized no royalty revenue in the years ended March 31, 2022 and 2021, because net royalties were only $448,000 and $1.3 million, respectively. We believe royalties have been abnormally low for the last two years primarily because social distancing and mask wearing due to the COVID-19 pandemic have caused the number of influenza infections to decline. Due to the unpredictability of the impact of COVID-19 on future flu seasons we are unable to forecast the amount of royalty revenue, if any, and non-cash royalty revenue related to sale of future royalties that we will earn in the future.

Total Operating Expenses

The following table presents our operating expenses for the three and three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$22,466	$12,409	81%	$60,595	$33,219	82%
General and administrative	6,960	5,042	38%	22,939	16,136	42%
Total operating expenses	$29,426	$17,451	69%	$83,534	$49,355	69%

Research and Development

For the three months ended September 30,2022, research and development expenses increased by $10.1 million, or 81%, compared to the three months ended September 30,2021. The increase is primarily due to increased personnel costs, including stock-based compensation, facilities allocation and recruitment costs, higher in-house manufacturing costs, increased clinical trial expenses and higher depreciation, partially offset by a decrease in CMO costs.

For the nine months ended September 30, 2022, research and development expenses increased by $27.4 million, or 82%, compared to the nine months ended September 30, 2021. The increase is primarily due to increased personnel costs, including stock-based compensation and facilities allocation related to headcount increases, higher in-house manufacturing costs, increased clinical trial expenses related to our vaccine candidates and higher depreciation, partially offset by a decrease in CMO costs related to our vaccine candidate.

We expect that research and development expenses will be significantly higher in 2022 and beyond than in 2021 as we continue to increase our headcount and incur significant expenditures on manufacturing and clinical trials for our COVID-19 and norovirus vaccine candidates.

General and Administrative

For the three months ended September 30, 2022, general and administrative expenses increased by $1.9 million, or 38%, compared to the corresponding period in 2021, The principal reasons for the increase are increased personnel costs, including non-cash stock-based compensation expense, and increases in legal fees.

For the nine months ended September 30, 2022, general and administrative expenses increased by $6.8 million, or 42%, compared to the nine months ended September 30, 2021. The principal reasons for the increase are the cost of settling shareholder litigation, increased personnel costs, including non-cash stock-based compensation expense not related to award modifications, and increases in legal and other professional fees, partially offset by the absence of a one-off non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board.

Non-Operating Income (Expense)

The following table presents our non-operating income and expenses for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Interest income, net	$458	$26	1,662%	$650	$58	1,021%
Non-cash interest expense related to sale of future royalties	(325)	(337)	(4)%	(988)	(1,137)	(13)%
Foreign exchange loss, net	—	—	N/A	(2)	(1)	100%
Net non-operating income (expense)	$133	$(311)	(143)%	$(340)	$(1,080)	(69)%

For the three months ended September 30, 2022, we recorded net non-operating income of $133,000, a 143% decrease from the $311,000 net expense recorded in the three months ended September 30, 2021. For the nine months ended September 30, 2022, we recorded net non-operating expenses of $340,000, a 69% decrease from the $1,080,000 recorded in the nine months ended September 30, 2021.

Interest income increased in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, due to higher interest rates. Non-cash interest expense related to sale of future royalties, which relates to accounting for amounts that will become payable to HCRP for royalty revenue earned from Inavir as debt, decreased in the three and nine months ended September 30, 2022, compared to the corresponding period in the prior year, as the outstanding balance due to HCRP was revalued as of December 31, 2021, resulting in a reduction of $3.8 million in the estimated liability.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Foreign withholding tax on royalty revenue	$—	$10	(100)%	$4	$40	(90)%
Foreign taxes payable on intercompany interest	16	15	7%	45	48	(6)%
State income taxes	—	(4)	(100)%	2	1	100%
Provision for income taxes	$16	$21	(24)%	$51	$89	(43)%

The provision for income taxes comprises $16,000 and $21,000 in the three months ended September 30, 2022 and 2021, respectively, and $51,000 and $89,000 in the nine months ended September 30, 2022 and 2021, respectively. The tax charge relates primarily to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements. In September 2021 we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. As of September 30, 2022, we had received net proceeds of $8.6 million from the sale of common stock under the September 2021 ATM. We incur direct expenses and pay sales commissions of up to 2.0% of gross proceeds from the sale of shares under the September 2021 ATM.

As of September 30, 2022, we had approximately $114.8 million of cash, cash equivalents and marketable securities.

We believe our existing funds are sufficient to fund us for at least one year from the date of issuance of this Quarterly Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. As of September 30, 2022, we had approximately $87 million in net proceeds still available to us under the September 2021 ATM. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(65,627)	$(44,018)
Net cash used in investing activities	(36,216)	(40,920)
Net cash provided by financing activities	8,866	125,299

Net (decrease) increase in cash and cash equivalents	$(92,977)	$40,361

Net Cash Used in Operating Activities

Vaxart experienced negative cash flow from operating activities for the nine months ended September 30, 2022 and 2021, in the amounts of $65.6 million and $44.0 million, respectively. The cash used in operating activities in the nine months ended September 30, 2022, was due to cash used to fund a net loss of $83.8 million and a decrease in working capital of $3.3 million, further decreased by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $14.9 million. The cash used in operating activities in the nine months ended September 30, 2021, was due to cash used to fund a net loss of $49.7 million and an increase in working capital of $3.6 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $9.3 million.

Net Cash Used in Investing Activities

In the nine months ended September 30, 2022, we used $25.5 million to purchase marketable securities, net of maturities, $5.7 million to purchase property and equipment and $5.0 million to pay for right-of-use assets. In the nine months ended September 30, 2021, we used $36.8 million to purchase marketable securities, net of maturities, and $4.1 million to purchase property and equipment.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2022, we received net proceeds of $8.7 million from the sale of common stock under the September 2021 ATM and $216,000 from the exercise of stock options and warrants. In the nine months ended September 30, 2021, we received net proceeds of $122.2 million from the sale of common stock under the October 2020 ATM and $3.1 million from the exercise of common stock warrants and stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 30, 2022 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$17,027	$2,552	$5,816	$4,638	$4,021
Operating Leases	30,814	4,098	8,513	10,150	8,053
Purchase Obligations	13,696	13,696	—	—	—
Total	$61,537	$20,346	$14,329	$14,788	$12,074

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

Share based payment arrangements. Since we were a private company, we have issued stock options to all full-time new hires other than interns and have also issued options to these employees annually. Beginning in 2022, we have shifted from awarding options only to issuing a mixture of options and restricted stock units (“RSUs”). As of September 30, 2022, unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $36.2 million and $2.2 million, respectively, which we expect to recognize over an estimated weighted average period of 3.03 and 3.46 years, respectively. In addition, we have adopted an Employee Stock Purchase Plan which we expect will become effective on December 15, 2022.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in nine months ended September 30, 2022, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. We measure volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in nine months ended September 30, 2022, a notional 10% decrease in expected volatility (from 125% to 113%) would have reduced the fair value and the related compensation expense by approximately 4.4%.

Risk-Free Interest Rate – This is based on the U.S. Treasury yield curve on the measurement date corresponding with the expected term of the stock-based awards. Based on the weighted average applied to options awarded in nine months ended September 30, 2022, a notional doubling of the risk-free interest rate would have increased the fair value and the related compensation expense by approximately 0.9%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2022, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of September 30, 2022, we had cash, cash equivalents and investments of approximately $114.8 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

Exchange Rate Sensitivity

Presently, we are not retaining any cash related to our income from royalties and substantially all of our expenses, assets and liabilities are denominated in U.S. dollars. As a result, we have not experienced significant foreign exchange gains or losses recently and consider our exposure to exchange rate fluctuations to be insignificant.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.4	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1 #	2019 Equity Incentive Plan	Form 8-K/A	001-35285	10.1	August 8, 2022

10.2 #	2022 Employee Stock Purchase Plan	Form 8-K/A	001-35285	10.2	August 8, 2022

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

VAXART, INC.

Dated: November 8, 2022	By: /s/ FUAD AHMAD
Fuad Ahmad
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)