Form 10-K
period 2022-12-31
Vaxart, Inc.
filed 2023-03-15
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2022, based on the last reported sales price of the Registrant’s common stock of $3.50 per share, was $393,574,122. As of March 14, 2023, the registrant had a total of 135,561,649 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") for the year ended December 31, 2022, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report.

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm on our business, results of operations, financial condition and the market price of our common stock. See our Summary of Risk Factors on page 49.

PART I

Item 1.  Business

Overview

Vaxart Biosciences, Inc. was originally incorporated in California under the name West Coast Biologicals, Inc. in March 2004 and changed its name to Vaxart, Inc. (“Private Vaxart”) in July 2007, when it reincorporated in the state of Delaware.

On February 13, 2018, Private Vaxart completed a reverse merger (the “Merger”) with Aviragen Therapeutics, Inc. (“Aviragen”), pursuant to which Private Vaxart survived as a wholly owned subsidiary of Aviragen. Under the terms of the Merger, Aviragen changed its name to Vaxart, Inc. and Private Vaxart changed its name to Vaxart Biosciences, Inc. Unless otherwise indicated, all references to “Vaxart,” “we,” “us,” “our” or the “Company” in this Annual Report mean Vaxart, Inc., the combined company.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including norovirus (a widespread cause of acute gastro-intestinal enteritis), SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), and seasonal influenza. Several Phase 1 human studies with our norovirus vaccine candidates have been successfully completed. A Phase 2 challenge study evaluating safety and clinical efficacy of our GI.1 norovirus vaccine candidate is currently ongoing. A Phase 2 dose-ranging study evaluating the safety and immunogenicity of our bivalent GI.1 and GII.4 norovirus vaccine candidate is currently ongoing. We have completed a Phase 1 clinical trial for our first COVID-19 vaccine candidate and reported that the study met its primary and secondary endpoints. The first part of a Phase 2 study with our second COVID-19 vaccine candidate that commenced in late 2021 has been completed. We have also initiated preclinical work on novel COVID-19 vaccine constructs that seek to create a potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV). Data indicating that our monovalent H1 influenza vaccine candidate protected participants against H1 influenza infection as well as a leading marketed injectable vaccine in a Phase 2 challenge study was published in 2020 (Lancet ID). In addition, we have generated preclinical data for a prophylactic vaccine candidate targeting respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infection) and of our first therapeutic vaccine candidate targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

We believe our oral tablet vaccine candidates offer several important advantages:

First, they are designed to generate broad and durable immune responses, including systemic, mucosal and T cell responses, which may enhance protection against certain infectious diseases, such as norovirus, COVID-19, influenza, and RSV, and may have potential clinical benefit for certain cancers and chronic viral infections, such as those caused by HPV.

Second, our tablet vaccine candidates are designed to provide a more efficient and convenient method of administration, enhance patient acceptance and reduce distribution bottlenecks, which we believe will improve the effectiveness of vaccination campaigns. For example, according to the U.S. Centers for Disease Control and Prevention (the “CDC”), in the 2021/2022 seasonal influenza season, only approximately 51% of the U.S. population was vaccinated against influenza, with particularly low vaccination rates among adults between ages 18 and 49.

Our Product Pipeline

Figure 1.  The following table outlines the status of our oral vaccine development programs:

We are developing the following tablet vaccine candidates, which are all based on our proprietary platform:

●

Norovirus Vaccine. Norovirus is the leading cause of acute gastroenteritis symptoms, such as vomiting and diarrhea, among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 109,000 hospitalizations and 900 deaths, mostly among young children and older adults. Typical symptoms include dehydration, vomiting, diarrhea with abdominal cramps, and nausea. In a study by the CDC and Johns Hopkins University, published in 2016, the global annual economic impact of norovirus disease was estimated at $60 billion, $34 billion of which occurred in high income regions including the United States. An update by the lead authors estimated the burden in the U.S. alone to be $10.5 billion annually in 2018. Virtually all norovirus disease is caused by norovirus GI and GII genotypes, and we are developing a bivalent vaccine candidate designed to protect against both. Because norovirus is an enteric pathogen that infects epithelial cells of the small intestine, we believe that a vaccine that produces antibodies against norovirus in the intestine, such as our tablet vaccine candidate which is delivered directly to the gut, may provide optimal protection. We anticipate that, if approved, the vaccine will be an annual, one-time administration ahead of the winter season when norovirus incidence is at its peak, similar to the influenza season.

In 2019, we completed the active phase of a Phase 1b clinical trial with our oral tablet vaccine candidates for the GI.1 and GII.4 norovirus strains. Both the oral norovirus GI.1 and GII.4 vaccine candidates were well tolerated with no serious adverse events reported. Most solicited and unsolicited adverse events were mild in severity, and there were no significant differences observed between the vaccine candidate and placebo treatment groups.

Our bivalent vaccine candidate (GI.1 and GII.4 co-administered) demonstrated robust immunogenicity, with an IgA ASC response rate of 78% for the GI.1 strain and 93% for the GII.4 strain for the bivalent cohort of the study, when compared to 86% and 90%, respectively, for the two monovalent cohorts of the study. These results indicate that co-administration of the two vaccine candidates, the intended approach for proceeding into Phase 2 and 3 trials, shows no cross-strain interference, or reduction of the immune response compared with individual (monovalent) vaccine delivery.

In early 2021, we initiated G1.1 dosing in a subset of subjects (second dose after more than one year) in the Phase 1b bivalent study. In results announced in July 2021, we reported that we were able to successfully boost immune responses with the G1.1 norovirus vaccine candidate in prior vaccinated subjects. These boosted responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. In mid-2021, we started a placebo-controlled, dose ranging study in elderly adult subjects aged 55 to 80 to evaluate the safety and immunogenicity of the G1.1 vaccine candidate in the older population. The top-line results were disclosed in June 2022. The immune response to the vaccine candidate was similar in healthy older individuals (ages 55 to 80) as it was in younger individuals in a previous study as measured by the numbers of antibody secreting cells (IgA ASC) and serum antibodies. Lastly, we conducted an open-label trial to evaluate the optimal timing of boost administration in young adults in which 3 cohorts of subjects received their second dose (boost) at varying timepoints between 1 and 3 months post initial vaccination. The top-line results from this study were disclosed in June 2022. Data indicated that the G1.1 vaccine candidate was able to successfully boost antibody responses, with antibody responses trending better with administration spread out over 3 months versus a shorter interval.

We are currently conducting additional Phase 2 clinical trials with our norovirus vaccine candidates. The first trial, which was initiated in early 2022, is a Phase 2 norovirus challenge study which will evaluate safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine candidate compared to a placebo control post norovirus challenge.  In the first quarter of 2023, Vaxart expanded the ongoing Phase 2 GI.1 norovirus challenge study to include additional challenge cohorts. Vaxart believes the increased dataset will improve the likelihood of identifying a correlate of protection between immune responses to the vaccine and a reduction in risk of norovirus infection and/or acute gastroenteritis. Vaxart expects that identifying novel correlate(s) of protection may reduce the size and duration of a Phase 3 trial. Top-line data from this trial is expected in the third quarter of 2023. The second clinical trial, initiated in early 2023, is a Phase 2 multi-center, placebo-controlled dose-ranging trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine candidate in subjects aged 18 years and older. Top-line data from this Phase 2 clinical trial is expected in the middle of 2023, and the study is designed to allow us to select the dose that we intend to use in Phase 3. Upon dose selection, a follow-on Phase 2 study will enroll an estimated 500 subjects which we expect will generate sufficient safety data at the selected dose to enable us to have an end of Phase 2 meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

In the Fall of 2022, we announced a study that would receive significant funding and support from the Bill and Melinda Gates Foundation to evaluate whether our bivalent norovirus vaccine candidate induces antibodies in the breast milk of lactating mothers and whether infants up to six months of age can acquire those antibodies by breastfeeding.  Young infants are particularly susceptible to norovirus infection, causing severe dehydration and potentially death, particular in the developing world.  Further, the ability to immunize the youngest of children can be difficult due to the nascent immune system. Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. If successful in eliciting antibodies in breast milk, the next step would be to prove that these antibodies can protect young infants and inhibit norovirus transmission among family members.  The study is expected to start in 2023. As a grant recipient from the Bill and Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

●

Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the CDC, an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. By January 19, 2023, more than 667 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 101 million infections and one million deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread and remains a public health threat, not least due to the continuing emergence of new variants.

We have spent significant effort developing COVID-19 vaccine candidates over the past few years. We generated multiple vaccine candidates based on the published genome of SARS-CoV-2 and evaluated them in preclinical models for their ability to generate both mucosal and systemic immune responses. Of particular interest were the mucosal immune responses, as coronaviruses primarily infect the respiratory tract. Given the recent emergence of coronavirus strains with mutated S proteins that are considered more contagious than the original strain, serum antibodies from injected vaccines may not adequately protect against these SARS-CoV-2 variants over time, whereas a vaccine that is able to create cross-reactive mucosal antibodies and T cells against conserved epitopes may have significant advantages.

On September 14, 2020, we announced that the U.S. Food and Drug Administration (the “FDA”) had cleared our Investigational New Drug (“IND”) application to allow initiation of human clinical testing of our first oral COVID-19 (S and N proteins) vaccine candidate VXA-CoV2-1. In February 2021, we announced the preliminary results of the trial. The study achieved both its primary and secondary endpoints of safety and immunogenicity, respectively. Initial results showing cross-reactive mucosal antibody responses were published in Science Translational Medicine. Additional detailed study results and mucosal durability data were reported in medRxiv in July 2022.

We announced in February 2021 that we would evaluate additional COVID-19 vaccine candidates that contain just the spike (“S”) protein, and different variant-specific vaccine candidates. After preclinical evaluations (including in non-human primate studies) showed that an improved antibody response could be achieved with a new COVID-19 vaccine candidate (VXA-CoV2-1.1-S) that expressed just the spike protein, we decided to move this candidate forward for clinical evaluation.

An IND for VXA-CoV2-1.1-S was cleared by the FDA in July 2021. We initiated dosing with this candidate in a two-part Phase 2 clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study (“Part 1”) planned enrollment of 48 participants aged 18 to 55 and 48 participants aged 56 to 75, in order to further evaluate safety and immunogenicity and to assess optimal dosage. Further, half the subjects in the trial would be prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of VXA-CoV2-1.1-S to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects would be naïve to prior vaccinations. The purpose of the study was to evaluate safety and immunogenicity and to assess optimal dosage. Upon dose selection from Part 1, the second part of the study (“Part 2”) planned enrollment of approximately 800 subjects aged 18 to 75. Part 2 was designed to test preliminary vaccine efficacy to protect against SARS-CoV-2 infection. The first part of the study (“Part 1”) has been completed. The actual enrollment of participants for Part 1 was less than planned due to the inability to identify and enroll vaccine-naïve individuals in a timely manner. Top-line data from this portion of the trial was announced in September 2022, indicating that the primary and secondary endpoints were both met. VXA-CoV2-1.1-S was able to boost the serum antibody responses for volunteers that previously received an mRNA vaccine (either Pfizer/BioNTech or Moderna). Serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778, a fold rise of 1.6. Volunteers that had lower starting titers had larger increases than subjects that had higher titers. There were also substantial increases in the neutralizing antibody responses to the SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay. Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects.  Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5, SARS-CoV-1, and MERS-CoV, demonstrating the cross-reactive nature of these immune readouts.

We have initiated preclinical work on novel vaccine constructs that seek to create a potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV). As described in the preceding paragraph, Vaxart’s clinical data demonstrated that it is possible to induce cross-reactive antibodies to multiple SARS-CoV-2 strains as well as SARS-CoV-1 and MERS-CoV at mucosal surfaces.

In June 2022, we announced a partnership with hVivo Services Limited (“hVIVO”) to test a Vaxart COVID-19 vaccine candidate for efficacy in a SARS-CoV-2 human challenge study. In the first quarter of 2023, we decided to postpone initiating the SARS-CoV-2 human challenge study. As we advance new vaccine candidates, we will determine the best development plan, which may include a human challenge study.

●

Seasonal Influenza Vaccine. Influenza is a major cause of morbidity and mortality in the U.S. and worldwide and, according to the CDC, only approximately 51% of eligible U.S. citizens were vaccinated in 2021/2022, with particularly low vaccination rates among adults between ages 18 and 49. We believe our oral tablet vaccine candidate has the potential to improve the protective efficacy of currently available influenza vaccines and increase flu vaccination rates.

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. Approximately 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

We believe our tablet vaccine candidate may potentially address many of the limitations presented by injectable egg-based influenza vaccines for the following reasons: (i) our tablet vaccine candidates are designed to create broad and durable immune responses, which may provide more effective immunity and protect against additional strain variants; (ii) our vaccine candidate is delivered as a room temperature-stable tablet, which we believe would provide a more convenient method of administration, enhancing patient acceptance and simplifying the distribution and administration process; (iii) we believe our tablet vaccine candidate may be manufactured more rapidly than vaccines manufactured using egg-based methods by using recombinant methods; and (iv) using our tablet vaccine candidate in lieu of egg-based vaccines would eliminate the risk of experiencing allergic reactions to egg protein.

In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“HHS BARDA”) under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine candidate reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by 27%. Our tablet vaccine candidate also showed a favorable safety profile, indistinguishable from placebo.

In October 2018, we presented data from the study demonstrating that our vaccine candidate elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccine candidates. This data also indicates that our vaccine candidates provide protection by inducing mucosal immunity (the first line of defense against mucosal infections such as flu, norovirus and RSV), marking what could be a key advantage over injectable vaccines.

In addition to our conventional seasonal flu vaccine candidate, we entered into a research collaboration agreement with Janssen Vaccines & Prevention B.V. (“Janssen”) in July 2019 to evaluate our proprietary oral vaccine platform for the Janssen universal influenza vaccine program. Under the agreement, we produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen and tested the product in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen.

Vaxart will work with governments around the world to create pandemic monovalent influenza vaccines for emergency use or stockpiling, if requested.  We are also continuing development of our preclinical seasonal and universal influenza vaccine candidates.

●	RSV Vaccine. RSV is a major respiratory pathogen with a significant burden of disease in the very young and in the elderly.

Based on the positive results of our preclinical cotton rat study, we believe our proprietary oral vaccine platform has the potential to be the optimal vaccine delivery system for RSV, offering significant advantages over injectable vaccines.

The Company remains engaged in discussions with regulatory agencies, governments, non-governmental organizations and other potential strategic parties to determine the best way to progress its RSV program.

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

We have tested our HPV 16 vaccine candidate in two different HPV 16 solid tumor models in mice. The HPV 16 vaccine candidate elicited T cell responses and promoted migration of the activated T cells into the tumors, leading to tumor cell killing. Mice that received our HPV 16 vaccine candidate showed a significant reduction in volume of their established tumors.

In October 2018, we filed a pre-IND meeting request with the FDA for our first therapeutic vaccine candidate targeting HPV 16 and HPV 18 and we subsequently submitted our pre-IND briefing package. We received feedback from the FDA in January 2019 to support submission of an IND application to support initiation of clinical testing.

The Company remains engaged in discussions with regulatory agencies, governments, non-governmental organizations and other potential strategic parties to determine the best way to progress its HPV program.

Anti-Virals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued independent clinical development of. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) In July 2021, permitting Altesa to develop and commercialize this capsid-binding broad spectrum antiviral. In May 2022, Altesa announced its intention to initiate clinical trials.

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

Our Tablet Vaccine Platform

Vaccines based on our proprietary VAAST platform are designed to generate broad and durable immune responses, which may offer important advantages in addressing a wide range of infectious diseases.

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

●	A protein antigen, which is a viral or bacterial protein that stimulates an immune response to the targeted pathogen. We use a different antigen for each of our clinical vaccine candidates.

●

An adjuvant, which is a substance that enhances the immune-stimulating properties of the vaccine. We use a Toll-like receptor 3 (“TLR3”) agonist, which was selected specifically for its ability to activate the immune system of the gut.

●	Our proprietary enteric-coated tablet which is designed to deliver the Ad5 vector to the small intestine.

Figure 2.  Our VAAST Platform.

Figure 2. Vector-Adjuvant-Antigen Standardized Technology Platform

Our Platform. Combination of the vector-based delivery system, with antigen and adjuvant expressed by the vector.

Adenovirus Type 5 Vector

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

Enteric-Coated Tablet

While tablets are typically used to deliver small molecules to the intestine, we have designed our tablets to deliver much larger adenovirus particles. We hold intellectual property related to the composition and formulation of our tablet vaccine candidates. Our tablet manufacturing does not require sterile fill and finish processing, such as for injectables, but rather uses standard tableting equipment.

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

Figure 3. Our Oral Recombinant Vaccine Platform.

Figure 3. 1. Enteric-coated tablet is administered. The tablet coating protects the active ingredient from stomach acid degradation. 2. When the tablet reaches the small intestine, it releases the active ingredient, the viral vector, that can then transfect the epithelial cells in the mucosal epithelium and deliver the genes for the two payloads (antigen and adjuvant). 3. Expression of the antigen and adjuvant in the epithelial cells then leads to the TLR3 signaling cascade that can activate B and T cells.

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

The Significance of Mucosal Immunity and T Cell Responses

The immune system has developed defenses against pathogens by creating a special class of immune effectors, such as mucosal antibodies that are directed to wet surfaces and killer T cells that can kill pathogen infected cells. Most vaccines available today have been developed primarily to elicit blood circulating, or systemic B cell responses. However, there remain many infections, such as norovirus, for which no vaccines exist. These and other pathogens may need greater immune responses outside of serum antibodies. Organisms that cause these infections largely evade the antibody immune response generated by serum antibodies in the blood because the pathogenic organism can pass through cells that line the open, mucosal membranes without coming into direct contact with blood. Alternatively, the serum antibodies are unable to penetrate the cells infected by the pathogen.

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

Anti-vector responses have been studied in our H1 influenza Phase 1 and Phase 2 studies, as well as in two norovirus Phase 1 studies. In the first H1 influenza oral tablet vaccine candidate study in 12 subjects, there were no significant rises in the neutralizing antibody titers to Ad5 following immunization. A Phase 2 challenge study was performed using the same H1 flu oral tablet vaccine candidate in more than 60 subjects. This study found a 2.2 geometric fold rise in neutralizing antibody titers to Ad5, compared to a rise of 1.1-fold in the placebo group. Finally, the rise in vaccine anti-vector immune responses were monitored in two Phase 1 norovirus vaccine candidate studies, study #101 and study #102. There were no significant increases in the neutralizing anti-Ad5 antibody titers following either one or two doses of the vaccine candidate, even at the high dose (see figure below).

Figure 4. Anti-vector titers pre- and post-immunization.

Figure 4. In the single dose 101 study, anti-vector titers were measured 28 days after the only dose. In the two-dose 102 study, these were measured 28 days after the second dose. No significant increase in Ad5 titers were observed in any group in the two studies.

In addition, in all studies to date, immune responses to the antigen of choice appeared to be independent from the recipient’s pre-existing anti-Ad5 immune status. In studies with our Ad5 vectored H1 influenza oral tablet vaccine candidate, the pre-existing antibody titers to Ad5 had no effect on the ability of the vaccine candidate to induce a neutralizing antibody response (by hemagglutinin inhibition or microneutralization assay) to influenza. In the two completed Phase 1 studies with our Ad5 vectored norovirus GI.1 oral tablet vaccine candidate, the ability of the vaccine candidate to generate a rise in antibody titers to norovirus or specifically blocking titers to norovirus virus-like particles (“VLP”) (BT50 assay), was not reduced in subjects with pre-existing anti-Ad5 antibody titers. These results are shown below. In conclusion, performance of our Ad5 vectored vaccine candidates delivered orally does not appear to be adversely affected by the pre-existing serum antibody status of the recipient.

Figure 5. Anti-vector immunity had no effect on the ability of the norovirus vaccine candidate to induce BT50 titers.

Figure 5. Subjects in the high dose groups were divided based on the preexisting anti-Ad5 titers on day 0. Those with titers ≥ 100 were considered Ad5 positive, those <100 were considered Ad5 negative. The fold increase in BT50 titers for each subject were plotted. Average increase in the BT50 titers for the Ad5 positive group were not lower than the BT50 Ad5 negative group.

Our Norovirus Program

Market Overview

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 109,000 hospitalizations and 900 deaths, mostly among young children and older adults. Typical symptoms include dehydration, which is the most common complication, vomiting, diarrhea with abdominal cramps, and nausea. In the U.S., we believe a norovirus vaccine would be beneficial for high-risk groups such as infants and children up to five years old, older adults and the elderly, as well as for workers in the food and travel industries, for healthcare, childcare and elder care workers, first responders, the military, and leisure and business travelers. In a study published by Johns Hopkins University and the CDC in 2016, the total global annual economic burden of norovirus was estimated at $60 billion, $34 billion of which occurred in high income countries including the United States. In a more recent health economic study published in the Journal of Infectious Diseases in July 2020 the economic impact to the U.S. was estimated to be $10.5 billion annually and in a January 2021 publication in the American Journal of Preventive Medicine the potential cost savings afforded by of a norovirus vaccine were estimated to be $500 per year in children under five and $75 per year in adults aged 65 and older. There are currently no approved vaccines or therapies to prevent or treat norovirus infection.

Our Norovirus Vaccine Candidate

We are developing a VP1-based bivalent oral tablet vaccine candidate that would protect against norovirus GI and norovirus GII, the two major norovirus genogroups affecting humans, by targeting the norovirus GI.1 Norwalk strain and the norovirus GII.4 Sydney strain. Because norovirus is an enteric pathogen that infects epithelial cells of the small intestine, we believe that a vaccine that produces antibodies against norovirus locally in the intestine, such as our tablet vaccine candidate which is delivered directly to the gut, may induce optimal protection against infection.

Preclinical Results

We have conducted multiple preclinical studies of our norovirus vaccine candidate in mice and ferrets. Overall, as compared in a head to head study with an injectable VP1 protein vaccine candidate in mice, our norovirus vaccine candidate generated comparable levels of serum antibody and superior levels of mucosal antibody to the VP1 injectable protein vaccine candidate.

Clinical Trials

We have completed four Phase 1 studies with our monovalent tableted norovirus GI.1 vaccine candidate and one Phase 1b study with our bivalent tableted vaccine candidate (co-administration of GI.1 and GII.4 vaccines). Three studies were completed pre-pandemic and two of the studies were completed more recently to evaluate dose interval and responses in an elderly population. In all studies, the primary endpoint was safety and the secondary endpoint was immunogenicity. In the bivalent study we also evaluated potential interference with co-administration.

We have two studies in progress, and one more study expected to start in 2023.

Studies Completed Pre-Pandemic: 101, 102 and 103

101. This Phase 1 study was designed to evaluate the norovirus vaccine candidate (VXA-GI.1-NN). 66 healthy adults were randomized in three groups, with 23 subjects receiving a single low dose of 1 x 1010 IU, 23 subjects receiving a single high dose of 1 x 1011 IU, and 20 subjects receiving the matching placebo control.

102. This Phase 1 open-label, dose optimization study was designed to evaluate the norovirus GI.1 monovalent vaccine candidate (VXA-GI.1-NN) in 60 subjects given multiple doses with some differences in schedule for the lower dose groups. The first three groups enrolled (N=15 each) used low doses of 1 x 1010 infectious units ("IU"). Group A received two doses of VXA-GI.1-NN on days 0 and 7, group B received three doses on days 0, 2, and 4, and group C received two doses on days 0 and 28. The fourth group, group D (N=15), evaluated two high doses of 1 x 1011 IU given on days 0 and 28. The primary endpoint of the study was to evaluate the safety and tolerability of all dosing regimens and the secondary endpoint was to compare immunogenicity between groups by BT50 titers and antibody secreting cells (ASC) counts.

103. This Phase 1 study was designed to evaluate the bivalent norovirus vaccine candidate administration (VXA-GI.1-NN and VXA-GII.4-NS). 80 healthy adults were randomized into one of four treatment groups. Treatment Group 1 had an open-label sentinel group of five subjects who were enrolled prior to initiation of the subsequent treatment groups. The five sentinel subjects received the monovalent GII.4 vaccine candidate and were monitored for safety and immunogenicity. Randomization was 1:1:2:1 for Treatment Groups 1 through 4 respectively, with subjects randomized to monovalent GI.1, monovalent GII.2, bivalent GI.1/GII.4, or placebo arms. Patients received the complete investigational dose of 5 × 1010 IU within the monovalent vaccine treatment arms and 1x 1011 IU in the bivalent treatment arm or placebo tablets.

Safety Results.

Table 1. Summary of Solicited AEs in 101 Study (N=66)

Source: VXA-G11-101 Clinical Study Report 10Aug2017

Table 2. Summary of Solicited AEs in 102 Study (N=60)

Source: VXA-G11-101 Clinical Study Report 09Jan2019

Table 3. Summary of Solicited AEs in 103 Study (N=80)

Source: VXA-NVV-103 Clinical Study Report 23Sep2020

Safety Summary from the First Three Studies.

One hundred seventy-one subjects were treated with Vaxart’s norovirus vaccine candidates in these three Phase 1 studies. The vaccine candidates were generally well tolerated. The most common solicited adverse event across all doses was headache (27.5%), which was similar to the 28.6% of subjects with headache in the placebo group. Most solicited adverse events (“AEs”) were transient and of mild or moderate severity, and there were no discontinuations due to solicited AEs. In two of the studies there was a higher incidence of diarrhea (20.5%) reported in the vaccine candidate treatment groups versus the placebo group (11.4%). However, in the high dose group in the 102 study, there was only one subject (6.7%) reporting diarrhea even after receiving two administrations of vaccine candidate at the highest dose. These results in total suggest that there were no dose dependent effects that impacted safety. There were no severe treatment-related unsolicited adverse events reported in any of these studies, and no related severe adverse events (“SAEs”), notable observations of clinical interest (“NOCIs’) or adverse events of special interest (“AESIs”).

Immunogenicity Results-Study 101

Several different assays were used to assess immunogenicity to the norovirus vaccine candidate. These results were published in Kim, et al, JCI Insight, 2018. Key immunological results are described below.

BT50 Titers. The primary immunological endpoint was to measure antibody titers by an assay that assessed the ability of antibodies to block interaction of a norovirus VLP to histogroup blood antigen (HGBA). This assay is known as the BT50 (for 50% inhibition of blocking titer) assay. BT50 titers were assessed using Leb synthetic glycan as the coating antigen. Titers rose in the vaccine candidate recipients, and at all timepoints (Figure M1). By the Leb BT50 assay, 14/23 (61%) of the subjects in the low dose group, and 18/23 (78%) in the high dose group, had at least a two-fold rise. One subject in the placebo group had a greater than two-fold rise. On Day 28, the geometric mean titer (GMT) for the low dose vaccine candidate group was 59.0, a 2.3-fold geometric mean fold rise (“GMFR”) over the initial GMT of 26.2 at baseline. The GMT for the high dose vaccine candidate group was 98.5, a 3.8-fold GMFR over the initial GMT of 25.8 at baseline. The high dose group was significantly increased over placebo on day 28 (P=0.0003). Complete results are given in the table below (Table 4).

GMT for Leb BT50 assays

Table 4. Study 101, Least Squared Geometric Mean Titer (LSGMT) for Leb BT50 assay.

HBGA	Leb
Group	D0 LSGMT (95 CI)	D28 LSGMT (95 CI)	LSGMR	p value*
Low	26.2 (16.6-41.2)	59.0 (33.0-105.4)	2.3	0.0459
High	25.8 (18.3-36.2)	98.5 (64.4-150.7)	3.8	0.0003
Placebo	24.6 (15.3-39.3)	27.4 (17.0-44.2)	1.1	Reference
	Overall significance			0.0017

*Significance by Mann-Whitney vs. placebo; overall significance by Kruskal-Wallis Test

Antibody Secreting Cell (ASC). The ability of the norovirus vaccine candidate to induce norovirus specific B cells in the peripheral blood was measured by ASC assay. This assay essentially counts the number of B cells that emerge after immunization and recognize norovirus in the peripheral blood. The number that circulate in the blood pre-immunization is very low, so the assay is a meaningful way to evaluate the vaccine specific effects. In the low dose group, 16 of 23 (70%) of subjects responded and in the high dose group, 19 of 23 (83%) of subjects responded on day seven for both IgA and IgG ASCs (Figure M2). Background ASCs were generally negligible on day 0. For the high dose vaccine candidate treated group, an average of 561 IgA ASCs and 278 IgG ASCs each per 1 x 106 peripheral blood mononuclear cells (“PBMC”), were found on day 7. For the low dose vaccine candidate treated group, an average of 372 IgA ASCs and 107 IgG ASCs per 1 x 106 PBMC were found on day 7. The placebo group had no responders with an average of 3.3 spots for IgA ASCs and 2.2 spots for IgG ASCs per 1 x 106 PBMC on day 7. The treated groups were significantly different than placebo in terms of the ability to elicit an IgG or an IgA ASC response at day 7 (P<0.0001, Mann-Whitney). There was no statistical difference in the number of spots for IgA and IgG ASCs between the high and low dose groups (P=0.21 for IgA, P=0.28 for IgG).

Fecal IgA. Norovirus VP1 specific mucosal IgA was explored directly by looking at fecal samples. Because the quantity of IgA is highly variable within these samples, total IgA was also measured and the ratio between VP1- specific IgA/total IgA for each sample was examined. Samples with IgA levels below the detection limit were excluded from analysis. The increase in the ratio of specific IgA to total IgA was measured between baseline and day 28 (and baseline and day 180 for fecal IgA). In the high dose group, 9 of 19 (47%) fecal samples were responders with a four-fold rise or greater IgA response at day 28, and 9 of 21 (43%) at day 180 (Figure M3). The average fold increases in specific IgA/total IgA ratio were 17.2 and 9.7. These results are significantly higher than the placebo group where 2/18 (11%) and 0/16 (0%) were found to have fourfold or better increases on days 28 and 180 (P=0.029 and P=0.0049 respectively), with average increases of 1.8 and 1.0 (Figure M3). The low dose group had a similar response as the high dose, with 7 of 20 (35%) and 5 of 16 (31%) with fourfold or greater increases on days 28 and 180 respectively. The number of responders trended higher than placebo on day 28, but the difference was statistically significant on day 180 (P=0.13 and 0.043). The low dose group had a 36.2-fold increase on day 28, and a 5.6-fold increase on day 180 (Figure M3).

Figure M1. Geometric Mean Titers vs. Time.

Figure M1. Geomean Serum BT50 Titers over time for Leb.

Figure M2. ASC Titers on Day 7 post immunization.

Figure M2. ASC counts on day 7 for both IgG and IgA responses to norovirus VLP. This assay measures antigen specific B cells in the peripheral blood that occur post vaccination.

Figure M3. Fold Induction in Norovirus Specific Fecal IgA Responses Post Immunization.

Figure M3. Fecal responses to the vaccine candidate, with fold increase in specific IgA/total IgA for each subject (divided by group and each timepoint) plotted. Average increase is the black bar.

Immunological Results - 102 Study

BT50 Titers. The objective of the study was to compare schedules and dosing for the ability to elicit immune responses, particularly by evaluating BT50 titers. BT50 titers were assessed at multiple times points, given that multiple doses were given. In the high dose group, 12 of 15 subjects had a two-fold or greater increase in BT50 titers after the first dose and 14 of 15 subjects (92%) had a two-fold or greater increase in BT50 titers after two doses. The GMT titer rose from 21.3 on day to 85.1 on day 28 for a 3.8 GMFR. The GMT at day 56 were measured to be 75.8, a GMFR of 3.6 over the baseline values. Other groups given lower doses of vaccine had lower response rates. Groups A and C had higher increases in the titers compared to Group B, although this is not statistically significant. An ANCOVA model was used to determine the statistical significance of the increases in GMFR. Least-squares (“LS”) geometric mean titers (“LSGMTs”) and LS geometric mean fold rises (“LSGMFRs”) were calculated by exponentiating the least square mean (“LSMs”) from the ANCOVA model, which included log-transformed post baseline titer or log-transformed change from baseline titer as a dependent variable, cohort as a factor, and baseline log-titer as a covariate. The significance in the different groups to increase the GMFR (test is LSGMFR=0), was found to be P=0.0008, 0.1224, 0.0004, and <0.0001 for groups A through D respectively at day 56. This means all groups had statistically significant increases in the GMT except for group B, which had a more modest increase in the titers (Table 5).

102 Study. BT50 Titers, Leb

Table 5. Study 102, Geometric Mean Titer (GMT) for Leb BT50 assay.

Group	Description	DO GMT	D28 (or D36)	GMFR	GMT D56	GMFR D56
A	Low, 2X, 7 days apart	32.2	64.5	2.0	66.0	2.0
B	Low, 3X, 2 days apart	31.5	51.2	1.6	42.5	1.4
C	Low, 2X, 28 days apart	29.4	66.0	2.2	64.5	2.2
D	High, 2X, 28 days apart	21.3	85.1	3.8	75.8	3.6

ASCs. Additional immunological analysis was performed by comparing the ASC responders between groups. The high dose group had 14 out of 15 subjects respond to the vaccine candidate, with an average IgA ASC count of 698 per 1x106 cells. Following a second dose, the subject that didn’t respond the first time had a significant increase in ASC counts so all 15 subjects (100%) were able to elicit an ASC response following two doses. As typical, subjects that had a high number of ASC counts after the first immunization had a low response after the 2nd dose. The low dose groups were compared by examining the overall response rate, since the dosing and the analysis were performed at different intermediate timepoints. Group A had the highest overall response rate where 12/14 subjects (86%) were able to induce meaningful ASC responses after one or two doses. Slightly lower responders were observed in group B, where only a few subjects had a response after the first dose, but more subjects responded after additional vaccine doses. Group C had the most variable responses of any group. The average number of spots was 839 per 1x106 cells after the first dose, but this was the result of several subjects having extremely high numbers of spots (three subjects had greater than 1500 per 1x106), mixed with many subjects that didn’t respond at all.

Immunogenicity Results – Study 103

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

Antibody Secreting Cell (ASC). The ability of the vaccine candidate to induce norovirus specific B cells in the peripheral blood was measured by ASC assay. This assay essentially counts the number of B cells that emerge after immunization and recognize norovirus in the peripheral blood. The number that circulate in the blood pre-immunization is very low, so the assay is a meaningful way to evaluate the vaccine specific effects.

The average counts of GI.1 IgA ASC were similar across treatment groups on Day 1, representing background levels of circulating norovirus specific B cells. However, on Day 8, statistically significant increases in the average counts of GI.1 IgA ASC were seen in the Monovalent GI.1 group (p<0.0001), Bivalent GII.4/GI.1 group (p<0.0001), and Monovalent GII.4 group (p=0.0001) compared with placebo (Figure M4). No significant differences in the average counts of GI.1 IgA ASC were seen between the Monovalent GI.1 and Bivalent GII.4/GI.1 groups (p=0.6013). The number of subjects with a response was highest in the Monovalent GI.1 group (85.7%) compared with the Bivalent GII.4/GI.1 group (77.8%) and the Monovalent GII.4 group (68.4%). These were not significantly different.

The average counts of GII.4 IgA ASC were similar across treatment groups on Day 1. However, on Day 8, statistically significant increases in the average counts of GII.4 IgA ASC were seen in the Bivalent GII.4/GI.1 group (p<0.0001), Monovalent GII.4 group (p<0.0001) and Monovalent GI.1 group (p=0.0080) compared with placebo. No significant differences in the average counts of GI.1 IgA ASC were seen between the Monovalent GII.4 and Bivalent GII.4/GI.1 groups (p=0.6079). The number of subjects with a response was highest in the Bivalent GII.4/GI.1 group (92.6%), compared with the Monovalent GI.1 group (89.5%), and the Monovalent GI.1 group (14.3%).

The average counts of ASC GI.1 IgG were similar across treatment groups on Day 1. However, on Day 8, statistically significant increases in the average counts of ASC GI.1 IgG were seen in the Monovalent GII.4 group (p=0.0002), Monovalent GI.1 group (p=0.0019), and the Bivalent GII.4/GI.1 group (p<0.0001) compared with placebo (Figure M4). No significant differences in the average counts of ASC GI.1 IgG were seen between the Monovalent GI.1 and Bivalent GII.4/GI.1 groups (p=0.4172). The number of subjects with the ASC responses was highest in the Bivalent GII.4/GI.1 group (81.5%) compared with the Monovalent GI.1 group (57.1%), Monovalent GII.4 group (47.4%), and placebo group (6.7%).

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

Figure M4. Plot of ASC GI.1 and GII.4 IgA and IgG response on Day 8 by Dose Group (PP Population).

Figure M4. The different groups were assessed for IgA and IgG ASC counts in the peripheral blood on Study Day 8 (seven days post immunization). Individual subjects were assessed for both GII.4 (purple) and GI.1 (orange) and plotted as a dot, with the average response for the group shown with a solid black line. These results show that the bivalent group could induce IgA and IgG responses to both GI.1 and GII.4, compared to the placebo group where no significant ASC responses were observed. Further, the monovalent and bivalent groups had similar average responses, demonstrating a lack of interference when the two vaccine strains were given together.

Recently Completed Norovirus Trials

Booster to the 103 study. This trial was designed to assess the safety and immunogenicity of an annual booster norovirus vaccine candidate, by giving a subset of volunteers that received either the G1.1 vaccine candidate or the bivalent G1.1/G2.4 vaccine candidate an additional G1.1 vaccine candidate dose after 16 months. The active portion of the bivalent Phase 1 trial was completed in 2019, and topline results were reported in the third quarter of 2019. A booster dose for a subset of subjects was initiated in early 2021 to further evaluate safety and immunogenicity of the norovirus vaccine candidate. In results announced in July 2021, we reported that we were able to successfully boost immune responses with the G1.1 norovirus vaccine candidate in prior vaccinated subjects. These responses include IgA antibody secreting cells, as well as IgG and IgA serum antibody responses. Solicited AEs after the boost dose were comparable to initial dosing with headache being the most frequently reported symptom (25%). Most AEs were mild, with few moderate and no severe solicited or unsolicited AEs after booster. No SAEs, AESIs or NOCIs were reported.

104. Phase 1 Norovirus Age Escalation Trial. Sixty-six volunteers ages 55-80 were administered oral VXA-G1.1-NN tablets by prime and boost twenty-nine days apart to ascertain safety and immunogenicity. Four different cohorts were enrolled in a placebo-controlled study, with three vaccine cohorts: low, medium, and high (1x1010 IU, 3x1010 IU, and 1x1011IU). Solicited symptoms (SS) were recorded for 7 days following each immunization and unsolicited adverse events were captured for 28 days post dose. To determine systemic humoral immunogenicity, VP1-specific serum IgG and IgA were evaluated by MSD and functional activity determined by BT50. Cellular immunity was measured by antibody secreting cell (ASC) assays. Lastly, VP1-specific mucosal IgA responses were quantified in subject saliva and nasal samples and normalized to total IgA.

VXA-G1.1-NN was safe and well tolerated in all groups, with few reported solicited adverse events in either vaccine candidate or placebo cohorts. Most solicited AEs were mild or moderate, with no vaccine-related severe solicited AEs at any dose level. Nominal unsolicited AEs were recorded during the active period, all unrelated, with none reported in those receiving the highest dose. One year safety follow up is ongoing at this time. (Table 6).

Table 6. NVV-104 Summary of Solicited AEs by Cohort and Age for Both Doses (Preliminary data)

Source: VXA-NVV-104 TLF Preliminary T 14.3.1.1.1, run date 11Oct22

Immunological Results

In the cohorts receiving vaccine, serum BT50 titers, VP1-specific IgG and VP1-specific IgA all increased in a dose-dependent manner and remained above baseline levels through day 210 post vaccination (Figure M5) with mean rises in responses between 20-50 fold observed in the high dose group. All vaccine candidate groups elicited strong IgA ASC responses, with the highest vaccine candidate dose generating the most robust responses (Figure M6). Elevated VP1-specific IgA was detected in the saliva and nasal secretions 29 days post immunization (Figure M7), demonstrating that this enterically administered NV vaccine induces mucosal crosstalk in multiple tissues.

Figure M5. Oral vaccination induces robust and durable circulating antibody with BT50 activity against GI.1 VP1.

Figure M5. (A) Serum IgA responses against GI.1 VP1 measured by MSD. AU/ml determined on D0, D29, D57 and D210 (left). Fold change of IgA AU/ml response compared to baseline levels (right) (B) Serum IgG responses against GI.1 VP1 measured by MSD. AU/ml determined on D0, D29, D57 and D210 (left). Fold change of IgG AU/ml response compared to baseline levels (right) (C) BT50 titer against GI.1 VP1 on D0, D29, D57 and D210 (left). Fold change serum BT50 response compared to baseline titers (right). All data expressed as mean +/-SEM.

Figure M6: Oral immunization induces GI.1 VP1 specific circulating IgA antibody secreting cells

Figure M6. GI.1 VP1 specific IgA ASC measured 8 days post vaccination quantified by ELISpot. Each circle represents each subject mean IgA ASC spot count normalized to 106 PBMCs, stratified by dose cohort and age. Orange bars 55-65 yrs, grey bars 66-80 yrs

Figure M7: Targeted delivery to the small intestine induces distal mucosal IgA in the upper respiratory tract (and oral cavity)

Figure M7. (A) GI.1 VP1 specific IgA normalized to total IgA in nasal samples on D0, D29, D57 and D210 post vaccination by MSD. Each circle represents mean+/- SEM of RLU/µg of total IgA by cohort (black open circles placebo, grey circles low, black circles medium and orange circles high). (B) GI.1 VP1 specific nasal IgA fold change of baseline levels, +/- SEM. (C) GI.1 VP1 specific saliva IgA normalized to total IgA on D0, D29, D57 and D210 post vaccination by ELISA. Each circle represents mean +/- SEM of µg/ml of G1.1 specific IgA by cohort. (D) GI.1 VP1 specific saliva IgA fold change of baseline levels, +/- SEM.

Study 105. Boost interval study.

The primary objective of this study was to evaluate the immunogenicity of VXA-G1.1-NN with repeat-dose administration at Day 1 and varying boost schedules (4, 8, or 12 weeks post initial dose) in healthy adults aged 18 to 55. Several vaccine modalities have found that increasing the time between the prime and booster doses can increase the responses observed. This was an open-label study in healthy adult subjects aged 18 to 55 years old to determine whether there are advantages of waiting longer between prime and booster doses. The study enrolled 30 subjects divided into 1 of 3 treatment cohorts; 10 subjects each received 2 doses of 1x1010 Infectious Units (IU) on Day 1 and Week 4, 10 subjects each received 2 doses of 1x1010 IU at Day 1 and Week 8, and 10 subjects each received 2 doses of 1x1010 IU at Day 1 and Week 12.

VXA-G1.1-NN was safe and well tolerated in all dosing regimens. All solicited AEs were mild or moderate. There were no vaccine related unsolicited AEs reported (Table 7).

Table 7. NVV-105 Summary of Solicited AEs

Source: VXA-NVV-105 Clinical Study Report 23Dec2022

Immunogenicity Results:

Administration of VXA-G1.1-NN elicited vaccine-specific immune responses (including GI.1 VP1 specific serum IgG and IgA, GI.1 specific serum blocking antibodies [BT50], and GI.1 VP1 specific IgG and IgA ASC responses) in all cohorts, after both the first dose and the second boost dose. Seven days after the second dose of VXA-G1.1-NN, there was a tendency for higher mean values of GI.1 VP1 specific IgA ASC in the 8-week and 12-week boost cohorts when compared to the 4‑week boost cohort. Twenty-eight days after the second dose administration, there were no statistically significant differences in geometric mean concentration and geometric mean fold rise (GMFR) in GI.1 VP1 specific serum IgG among all cohorts (or between any cohorts) with varying boost schedules, however, a tendency for higher GMFR was noted in the 8-week and 12-week boost cohorts when compared to the 4‑week boost cohort. While no statistically significant differences (Fisher´s exact test) were observed 28 days after the second dose among the different boost cohorts in subjects with a ≥3-fold (P_overall = 0.19) or 4‑fold (P overall = 0.72) increase in GI.1 VP1 serum IgA, a distinct trend was noted with a higher number of responders in the 8-week and 12‑week cohorts when compared to the 4-week cohort. Twenty-eight days after the second dose, statistically significant differences were demonstrated in subjects who showed a ≥2-fold increase in GI.1 VP1 specific serum IgA among all 3 cohorts (P_overall = 0.04). Subjects in the 8-week boost cohort had a significantly higher (P1 = 0.03) ≥2‑fold increase in GI.1 VP1 specific serum IgA in comparison to subjects in the 4‑week boost cohort.

Trials Expected to be Completed in 2023

Phase 2 Norovirus GI.1 Strain Challenge Study (VXA-NVV-201). A Phase 2 challenge study with our monovalent GI.1 norovirus vaccine candidate in young adult participants was initiated in the first quarter of 2022 and is currently underway. This study is randomized, double-blinded, and placebo controlled and will evaluate the safety and clinical efficacy of the GI.1 norovirus vaccine candidate following GI.1 viral challenge. We expect to challenge between 100 and 150 participants and report topline data from this study in the third quarter of 2023.

Phase 2 Dose Ranging Trial (VXA-NVV-202). This trial will assess the safety and immunogenicity of the bivalent vaccine candidate in an expanded population of adults ages 18 to 80 years old to allow confirmation of the dose with which to proceed into with larger Phase 3 trials. This Phase 2 clinical trial is expected to enroll approximately 135 healthy adults at three sites in the United States. The first 10 subjects will receive open label high-dose vaccine and the remaining subjects will be randomized to high- or low-dose vaccine (N=50 for each arm) or placebo (N=25). Two different dose levels will be explored, 5e10 IU per vaccine, and 1e11 IU per vaccine for total bivalent doses of 1e11 and 2e11 IU. Top-line data from this Phase 2 clinical trial is expected in the middle of 2023, and the study is designed to allow us to select the dose that we intend to use in Phase 3.

Path to Approval. Upon dose selection, a follow-on Phase 2 study will enroll an estimated 500 subjects which we expect will generate sufficient safety data at the selected dose to enable us to have an end of Phase 2 meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age that would support licensure.

Additional Age Groups and Subpopulations

Pediatric Population. Our current tablet vaccine formulation is designed for delivery to the gut in solid dosage form using an enteric-coated tablet which we believe is the optimal vaccine delivery system for the adult population and children eight years and older. For children six months to seven years in age, we plan to develop minitablet formulations that can deliver the vectored vaccine intact to the gut. Development of our norovirus vaccine in the pediatric population will proceed with a stepdown approach through progressively younger age segments (i.e. 8 to 5 years, 4 to 2 years, 2 years to 6 months).

Study 108. We are currently partnering with the Bill & Melinda Gates Foundation to execute a phase 1 norovirus bivalent vaccine candidate study in 76 healthy, lactating post-partum, women volunteers, to determine the impact of our norovirus vaccine construct on breast milk norovirus specific IgA and its potential presence, post-breastfeeding, within infant fecal samples. The study will be randomized, double-blinded, and placebo controlled and will evaluate the safety, tolerability, and immunogenicity of the placebo cohorts and two vaccine cohorts: medium dose (1×1011 IU) and high dose (2×1011 IU). As noted in the preclinical section, a mucosal vaccine might have advantages in creating antibodies that are able to block transmission of virus, reducing the local spread. Further studies would be required, but this may provide an additional way to immunize young infants and protect the whole family from the serious consequences of norovirus infection. This trial is expected to start in 2023.

Table 8. Study design for the 108 study

VXA-NVV-108: Norovirus Bivalent Vaccine - Single Dose, Dose Ranging Study
Group	Vaccine	Dose	Total Dose	Number of doses	Number of Subjects
Medium Dose	VXA-GII.4-NS plus VXA-G1.1-NN	5×10[10] IU per strain	1×10[11] IU	1	30
High Dose	VXA-GII.4-NS plus VXA-G1.1-NN	1×10[11] IU per strain	2×10[11] IU	1	30
Placebo	Placebo	NA	NA	1	16

IU = infectious units

Our COVID-19 Program

Market Overview

Vaccines for COVID-19 have been purchased at large scale by governments for mass distribution within countries. In addition, non-government organizations (“NGOs”) and the World Health Organization have set-up purchasing organizations such as COVAX to purchase on behalf of countries without domestic manufacturing and/or with limited resources to make pre-purchase agreements. This central government purchasing is most likely to continue in 2023 in most countries globally, with an exception being the United States which has telegraphed its intention to have the private market sector manage COVID-19 vaccine purchases and distribution in 2023 and beyond. The first wave of COVID-19 vaccines have been effective in Phase 3 trials against the original strain of SARS-CoV-2, however distribution and administration issues were much slower than anticipated because of the storage and handling requirements for these vaccines.

The first-generation vaccines seem to have varying levels of efficacy to emerging strains of SARS-CoV-2. The previous selective pressure of strain adaptation had been in an environment of very low levels of a vaccinated or infected public. Strain change may increase in speed as the vaccinated population grows.

There was significant vaccine hesitancy reported before the COVID-19 vaccines were offered to the public; in some countries more than 50% of the population stated they would not take a COVID-19 vaccine. This vaccine hesitancy seems to be waning as more people are vaccinated without serious adverse events and may end up being similar to rates of vaccine hesitancy for other vaccines such as the influenza vaccine.

Variability of the Circulating Strains of SARS-CoV-2

SARS-CoV-2 is an RNA virus that naturally evolves genetic mutations over time producing numerous viral variants. Since December 2019 coordinated global efforts have traced the emergence of SARS-CoV-2 variants, and identified frequent genetic mutations occurring in multiple countries. Viral variants rapidly emerged in many regions of the world, have several genomic changes leading to significant shifts in amino acid sequence and protein structure. During the second half of 2020, three divergent SARS-CoV-2 variants quickly spread - Alpha (B.1.1.7), which originated in the United Kingdom, Beta (B.1.351), which originated in South Africa and Gamma (P.1), which originated in Brazil. In 2021, two additional variants of concern (VOC) have appeared called Delta (B.1.617.2), which originated in India, and Omicron (B.1.1.529), which originated in Botswana. All variants have alterations in key regions of the outer S protein which is utilized by the virus to infect human cells through a receptor called ACE2. Structural changes in the receptor binding portion of the S protein in these variants have been shown to enhanced viral transmission, possibly leading to higher viral loads and worse disease outcomes. More recent data shows that variants have substantial ability to circumvent serum antibodies from the vaccines (https://www.nature.com/articles/s41586-021-04387-1_reference.pdf). Currently, most vaccine strategies under development or approved for emergency use by the FDA, employ the S protein as a vaccine antigen to elicit antibodies responses to block the SARS-CoV-2 virus from entering cells. The original vaccine formulations comprise of the S protein are derived from the original Wuhan strain and some of the more recent vaccines are formulated with a bivalent Omicron/Wuhan strain combination. Current injectable vaccines have difficulty in keeping up with the newest/currently predominant circulating SARS-CoV-2 strain(s). As such, these injectable vaccines may not elicit cross protective antibody responses that block new viral variants from binding to the receptor and entering cells. The recent Omicron outbreak showed that three mRNA vaccinations could induce some protection against severe disease and hospitalization, but only 37% protection against infection (https://www.medrxiv.org/content/10.1101/2021.12.30.21268565v1.full.pdf). These results indicate that, as novel S protein variants continue to emerge, current vaccination approaches will need to be updated or modified to provide sufficient protection against new SARS-CoV-2 mutants. Alternatively, new approaches are needed which create cross-reactive (pan-coronavirus or pan-betacoronavirus) antibodies and T cells.

Our COVID-19 Vaccine Candidates

We have spent significant effort developing COVID-19 vaccine candidates over the past few years.  The data generated are detailed on the following pages and show our COVID-19 vaccine candidate has induced cross-reactivity in clinical trials, which is relevant for developing a vaccine responsive to future coronavirus pandemics.

Our first COVID-19 vaccine candidate (rAd-S-N, known as Vaxart clinical candidate VXA-CoV2-1) expresses two different genes from the SARS-CoV-2 virus, the spike protein and the nucleoprotein (“N”). The N protein is more conserved among the coronavirus family of viruses, and inclusion in our vaccine candidate was done in order to create a T cell target even if new and emerging strains of SARS-CoV-2 had substantial mutations in the S protein, thereby reducing the ability of the vaccine to create protective immune responses that recognize the S from these strains. Our candidate was chosen in spring of 2020 based on preclinical results in mice showing that the construct had the ability to elicit antibody and T cell responses in mice, as well as mucosal IgA against SARS-CoV-2 in lungs.

Our second vaccine candidate (rAd-S, known as Vaxart clinical candidate VXA-CoV2-1.1-S) expresses only the S protein from SARS-CoV-2 Wuhan strain. This candidate made improved antibody immune responses in a non-human primate (“NHP”) study compared to other vaccine candidates and was able to inhibit transmission in a hamster transmission experiment.

We have also initiated preclinical work on additional COVID-19 vaccine candidates with the goal of developing a potential pan-betacoronavirus vaccine.

Preclinical Results

In order to evaluate efficacy of our first COVID-19 vaccine candidate, we conducted a hamster challenge study at Lovelace Biomedical (Albuquerque, NM). Hamsters are a good model of SARS-CoV-2 infection because they can be infected via the intranasal route, and can get clinical symptoms such as weight loss, labored breathing, and ruffled fur. They also get lung problems similar to humans. Microcomputed tomographic imaging of hamsters given SARS-CoV-2 revealed severe lung injury that shared characteristics with SARS-CoV-2−infected human lung, including severe multi-lobular ground glass opacity, and regions of lung consolidation.

Our topline results showed that two oral administrations of VXA-CoV2-1 (rAd-S-N) at 1e9 IU could substantially protect hamsters from weight loss associated with infection (Figure N1A), protect against the lung weight gain associated with lung CoV-2 mediated damage (Figure N1B), and substantially protect against high viral titers in the lungs five days post challenge (Figure. N1C). Oral vaccination with VXA-CoV2-1 reduced the viral titers in the lungs four to five logs (Figure N1C). Histopathological comparisons between the lungs of untreated animals and VXA-CoV2-1 oral immunized animals showed substantial differences. All untreated animals had mostly moderate (six of eight animals) to marked (two of eight animals) mixed cell inflammation, minimal (one of eight animals) to moderate (two of eight animals) epithelial hypertrophy/hyperplasia in centriacinar areas, mostly minimal (five of eight animals) to mild (three of eight animals) alveolar hemorrhage, and mild (eight of eight animals) epithelial hypertrophy/hyperplasia in the bronchi. All animals that received two doses of the vaccine VXA-CoV2-1 had minimal mixed cell inflammation. There was no evidence of epithelial hypertrophy/hyperplasia in centriacinar areas, alveolar hemorrhage or epithelial hypertrophy/hyperplasia in the bronchi of these animals. Control vaccination by intranasal (i.n.) delivery of VXA-CoV2-1 also induced a similar level of protection as oral delivery.

The vaccine induced antibody responses in the serum of animals, with both binding Immunoglobulin G (“IgG”) antibodies to S1, as well as neutralizing antibodies measured after oral or intranasal immunization (Figure N2). Neutralizing antibody titers were measured using the surrogate neutralizing assay (Genscript). The IgG ELISA titers to S increased after boosting the animals in the fourth week of the study.

The second clinical candidate was explored in non-human primate ("NHP") and hamster studies in 2021.  In a study funded by the Bill and Melinda Gates Foundation and managed by Duke University, hamsters were used to model aerosol transmission from vaccine breakthrough.  Given that even fully vaccinated people are getting infected with the latest variants of concern, and can infect other people, strategies that impact SARS-CoV-2 transmission may be beneficial.  Index hamsters were vaccinated with two doses of oral r-Ad-S (aka VXA-CoV2-1.1-S), using intranasal ("IN") r-Ad-S as a control for mucosal stimulation, intramuscular spike protein (IM S) as a protein control, and oral PBS as a mock control. Index animals were then infected via IN delivery, with a high titer of SARS-CoV-2 to replicate a post-vaccination breakthrough infection. One-day post viral challenge, index hamsters were placed upstream of vaccine-naïve hamsters in a chamber that allowed aerosol movement but not direct contact or fomite transmission. Importantly, oral and IN r-Ad-S vaccination significantly decreased or delayed aerosol transmission of SARS-CoV-2 (Figure N3A) and reduced disease indicators such as lung inflammation and weight loss in unvaccinated naïve animals (Figure N3E-G), despite the presence of substantial viral RNA in nasal swabs of index immunized animals.  These data demonstrate that oral r-Ad-S immunization resulted in reduced disease and decreased SARS-CoV-2 transmission in the preclinical model, even to unvaccinated/unprotected animals.

NHP studies were used to measure immunogenicity among different vaccine candidates.  NHPs were immunized with rAd5 by intranasal administration of 5x1010 IU on days 1 and 30. Four cynomolgus monkeys per group received vaccine test articles:  ED88 (rAd5-S-N Wuhan), ED90 (rAd-S Wuhan), ED94 (rAd-S beta) and the naïve group received Saline.  A fourth group received an intramuscular injection of purified S protein (from the NIH) on day 1 followed by a boost administration of ED88 on day 30. Animals vaccinated with ED90 induced elevated serum IgG antibody responses against SARS-CoV-2 Wuhan, Beta, Delta S proteins compared to ED88 (Figure N4). Animals immunized with ED90 elicited serum specific IgG to both full length trimerized S and receptor binding domain (RBD).  IgA specific responses to Wuhan, Delta and Beta S proteins were measured. Animals that were immunized with ED90 had higher IgA responses against Wuhan, Delta, and Beta strains compared to ED88 vaccinated animals. ED90 had similar responses to ED94 against the Beta variant S protein, but outperformed ED94 against the Wuhan and Delta variants. In summary, the ED90 vaccine candidate induced better serum and mucosal antibody responses against important SARS-CoV-2 variants in the NHPs compared other candidates, and was advanced into the clinic as clinical vaccine candidate VXA-CoV2-1.1-S.

Figure N1

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

Figure N2

Figure N2.  Antibody responses in serum after 1 or 2 doses of vaccine given at weeks 0 and 4.  Post challenge at week 8.  A. IgG serum ELISA antibody titers to the S1 protein over time.  B. Neutralizing antibody responses (sVNT) at week 8.

Figure N3

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

Figure N4

Figure N4. Mucosal immunization with ED90 elicits strong cross-reactive IgG in the serum and nasal IgA. Animals were immunized on D1 and D30 with vehicle control (open circles), ED88 (green circles), ED90 (black circles), ED94 (red circles), or primed on D1 with IM delivery of spike protein followed with ED88 boost on D30 (blue circles). Serum IgG to full length trimerized spike (A) Wuhan (B) Beta variant (B.1.351) and (C) Delta variant lineage (B.1.617.2) was measured at D0, D15, D30, D45 and D60 post vaccination. MSD relative light units; SEM (n = 4). Specific nasal IgA against full length trimerized spike (D) Wuhan (E) Beta variant (B.1.351) and (F) Delta variant lineage (B.1.617.2) was quantified and normalized to total IgA in each sample timepoint. Nasal IgA expressed at fold change from baseline levels.

Clinical Trial

Phase 1 - VXA-COV2-101

The Phase 1 study utilized an open-label, dose-ranging design to evaluate the safety and immunogenicity of VXA-CoV2-1 administered orally to healthy adult volunteers. Under the Phase 1 protocol 35 participants were enrolled (October - November 2020) and received either a low dose (n=20) or mid dose (n=15) of the vaccine VXA-CoV2-1. Five subjects in the low dose group received a boost four weeks after their initial vaccination. Study participants were followed for safety and immunogenicity for four weeks following their last vaccination, and then entered a safety follow-up period which lasted for one year following their last vaccination. Seven of the initial 35 participants were enrolled in an additional boost extension substudy and, between October and November 2021, received a boost with VXA-CoV2-1.1-S at approximately 12 months post initial vaccination. The boost substudy participants were then followed for 4 weeks post boost vaccination an additional one year safety follow-up period.

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

The primary objective was to determine the safety of VXA-CoV2-1. Safety and tolerability were evaluated through the detection and documentation of solicited symptoms of reactogenicity (seven days post each vaccination), unsolicited AEs (through 28 days post last vaccination (Day 29); Day 57 for Cohort 1), SAEs, MAAEs, including evidence of COVID-19, and vaccine enhanced disease (through Day 360). Clinical laboratory (blood chemistry, hematology, and urinalysis) results, physical examination, and vital signs results were also assessed.

Eligible subjects in all three cohorts were invited to receive a boost with VXA-CoV2-1.1-S at a dose of 1x1011 IU ±0.5 log at approximately12 months post initial vaccination with VXA-CoV2-1. After re-confirmation of eligibility, seven subjects reconsented and enrolled into the additional boost extension substudy. Only subjects who had not received any additional vaccinations for COVID-19 following the initial study vaccination(s) with VXA-CoV2-1, and who had not reported symptomatic COVID-19 and/or tested positive for SARS-CoV2-1 infection during the study period (active and safety follow-up) were eligible to participate in the boost substudy.

Safety Results

VXA-COV2-101 - Solicited symptoms were reported by 37% of study participants (13 out of 35 subjects), with more subjects reporting symptoms in the mid dose (60%) versus the low dose (20%). The most commonly reported solicited symptoms were nausea (27%), vomiting (27%) and diarrhea (27%). Most reported solicited symptoms were mild to moderate in severity and resolved without the need for medical treatment; additionally, no subjects discontinued due to a solicited adverse events.

Five subjects (14%) experienced unsolicited AEs through Day 57. Two subjects experienced unsolicited AEs that were considered related to study treatment: Grade 1 oropharyngeal pain (Day 2 to Day 5) and Grade 1 chills on Day 7. All unsolicited AEs were mild in severity and resolved without the need for medical treatment. Four of the 35 subjects from the main study did not complete the main study safety follow-up period. There were no SAEs reported during this period.

VXA-COV2-101 Boost - In the boost substudy, three of seven (43%) boosted subjects reported solicited AEs post boost vaccination. Solicited AEs reported were headache (29%), malaise/fatigue (29%), and nausea (14%). All solicited AEs following the boost dose were mild or moderate in severity. There were no severe solicited AEs and none required use of concomitant medications.

One unrelated unsolicited AE (wound) was reported during the boost substudy active period. There were no related AEs or SAEs.  All seven subjects completed the boost active period. Four subjects were followed through 12 months post boost dose and 3 subjects withdrew after 180 days of safety follow-up. There were no SAEs or MAAEs reported during the boost safety follow-up.

Immunogenicity Results

T cell Polarization and T cell Induction.  As part of the anti-viral immune response, T cells are important as they can act as specific ‘killers’ that can seek out and destroy viral infected cells to control infection and prevent severity of disease. Vaccination with a COVID-19 vaccine candidate (such as with VXA-CoV2-1) should induce an increase in T cells that recognize SARS-CoV-2 infected cells. However, T cells can produce either a protective (Th1) or an allergic response (Th2) upon activation. A primary immunological endpoint in this clinical study was to measure the polarization of the SARS-CoV-2 specific T cells, whether it was towards a protective Th1 response or an allergic Th2 response. This was measured using a restimulation assay where peripheral blood mononuclear cells (“PBMCs”) taken both pre- and post-vaccination were cultured with SARS-CoV-2 peptides from either the spike protein (S) or Nucleoprotein (N) and the Th1/Th2 responses were measured. 26 pairs of PBMC samples from day one and day eight were able to be assessed from the study, pre and post a single dose; the remaining samples were not either not available or of poor quality to assess. No significant increase of Th2 responses, defined as IL5/IL4/IL13 released from CD4 T cells, was observed to either the Spike (S) or Nucleoprotein (N) in any of the subjects measured, with 0/26 having a twofold increase at day eight post vaccination and with the average percent increase on day eight in response to N was 0.09/0.02/0.04 percent and to S was 0.02/0.09/0.1 for IL5/IL4/IL13 respectively (Figure N5C).

The majority of subjects had an increase in Th1 responses, defined as IFNg/TNFa/CD107a, particularly from CD8+ T cells in response to S peptides (Figure N5A-B). In response to S peptides, 13 of 26 (50%) subjects had a twofold or higher increase in Th1 cytokine release, or in the case of CD107a, expression from CD8 T cells and 17 of 26 (65%) had a 1.5-fold or higher increase. 19 of 26 (73%) subjects had any measurable CD8 T cell response above baseline. Average percent increase on d8 above pre-vaccinated baseline was 1.5/4.6/1.95 for IFNg/TNFa/CD107a respectively. Five of 26 (19%) of subjects had CD4 T cells that had a twofold or higher increase, with 14 of 26 (54%) having any measurable CD4 T cell response above baseline. The average percent increase of CD4 T cells was 0.6/1.0/0.9 for IFNg/TNFa/CD107a respectively. In response to N peptides nine of 26 (35%) had a twofold or higher increase of Th1 responses from CD8 T cells over pre-vaccinated baseline, with 11 of 26 (42%) having a measurable CD8 T cell response. Only one of 26 had a Th1 CD4 T cell response to N that was twofold or higher, with nine of 26 (35%) having some measurable CD4 T cell response to N. The average % increase in CD8 was 0.1/0.2/0.6 and in CD4 was 0.08/0.08/0.2 for IFNg/TNFa/CD107a respectively. The high magnitude Th1 CD8 T cell response to S without discernible Th2 response suggests that vaccinating subjects with VXA-CoV2-1 increased the protective anti-viral responses without the potential adverse events occurring from Th2 responses.

Figure N5

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

B cell responses. The major goal of vaccination is to induce an immune response that mediates protection from infection or disease. B lymphocytes, also known as B cells, play an important role towards this goal by producing antibodies that can specifically recognize and inhibit infectious agents. B cells can produce antibodies in different forms, each type with distinct characteristics and roles. B cells with the isotype A (“IgA”) antibodies are the ones preferentially secreted at mucosal surfaces, such as the respiratory tract, where they prevent foreign substances from entering the body. The ability of our candidate vaccine to promote specific B cells capable of making high levels of antibodies (called ‘plasmablasts’) was tested using both flow cytometry-based measurements and an antibody-secreting cell (ASC) assay by ELISPOT. Flow cytometry allows measurement of proteins expressed by the cells, either on the surface or inside the cell. We explored immune cell populations in the peripheral blood. This analysis revealed a significant expansion in the overall plasmablast population eight days after vaccination (p<0.0001, Wilcoxon test) with 69% of vaccinees in this study showing a twofold or higher increase in the frequencies of these antibody-secreting cells when compared to baseline levels (Figures N6A-B). Further investigation indicated upregulation of both IgA and the mucosal homing receptor b7 on the surface of circulating plasmablasts post vaccination, particularly in the higher dose cohort (p=0.0261, Mann-Whitney test), thus suggesting vaccine-induced migration of this IgA-producing B cell population to mucosal tissues (Figure N6C). Contextually, the ELISPOT assay also confirmed a strong production of IgA-secreting ASC on day 8 after vaccination (fourfold median increase over day 1 levels), additionally highlighting the ability for these cells to recognize and bind the S1 domain of the SARS-CoV-2 S protein (Figure N6D).

Figure N6

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

Figure N7

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

Phase 2a Study VXA-COV2-201:  Part 1 - Dose Optimization in Adults

We initiated dosing in Part 1 of a Phase 2a study in the October 2021 utilizing an open-label, dose-ranging design (Part 1) to evaluate the safety and immunogenicity of VXA-CoV2-1.1-S administered orally to healthy adult volunteers. We initiated dosing with this candidate in a two-part Phase 2 clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study (“Part 1”) planned enrollment of 48 participants aged 18 to 55 and 48 participants aged 56 to 75, in order to further evaluate safety and immunogenicity and to assess optimal dosage. Further, half the subjects in the trial would be prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of the Vaxart COVID-19 vaccine candidate to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects would be naïve to prior vaccinations. Upon dose selection from Part 1, the second part of the study (“Part 2”) planned enrollment of approximately 800 subjects aged 18 to 75. Part 2 is designed to test preliminary vaccine efficacy to protect against SARS-CoV-2 infection. The active period of first part of the study (“Part 1”) followed subjects through 4 weeks post last dose and has been completed. The 12 month safety follow-up period is ongoing. The actual enrollment of participants for Part 1 was less than planned due to the inability to identify vaccine-naïve individuals (Table N1). Further, because of small group sizes and enrollment during substantial SARS-CoV-2 outbreaks at the study sites, fewer subjects were available for analysis, so the low and high dose groups were combined in most of the analysis. Top-line data from this portion of the trial was announced in September 2022, indicating that the primary and secondary endpoints were both met. Due to the pandemic and the emergence of new COVID-19 strains, Vaxart is not proceeding with Part 2.

Table N1. VXA-COV2-201 Part 1: Actual Subject Enrollment

Vaccination Status	Treatment Group	Dose	Age	No. of Doses	No. of Subjects
Naïve Subjects	Cohort 1a	Low, 1e10	18 – 55 yrs	2	12
	Cohort 1b	High, 1e11	18 – 55 yrs	2	9
	Cohort 1c	Low, 1e10	56 – 75 yrs	2	8
Prior Vaccinated	Cohort 2a	Low, 1e10	18 – 55 yrs	2	13
	Cohort 2b	High, 1e11	18 – 55 yrs	2	12
	Cohort 2c	Low, 1e10	56-75 yrs	2	12

Safety Results

VXA-COV2-201 – Sixty-five of 66 enrolled subjects received both vaccine doses (Day 1 and Day 29).  One subject tested positive for pregnancy prior to dose 2 and was not given dose 2. She underwent an elective termination of pregnancy and has continued in the safety follow-up period.  One subject withdrew consent after dose 2.  Solicited AEs were reported by 52% of study participants (34 out of 66 subjects). The most commonly reported solicited AEs were headache, malaise, fatigue, and myalgia. All reported solicited symptoms were mild to moderate in severity. There were no severe solicited AEs and no subjects discontinued due to a solicited adverse event (AE).

Fourteen of 66 subjects (21%) experienced unsolicited AEs during the active period of the study (through Day 57). Four subjects experienced 6 unsolicited AEs that were considered possibly or probably related to study treatment: one subject had mild dizziness on Day 2, one subject had mild increased thirst after both doses and mild dizziness on Day 1, one subject experienced asymptomatic hyponatremia and one subject reported moderate epigastric pain on Days 2-3 after dose 2. All related unsolicited AEs were mild or moderate in severity and resolved without the need for medical treatment. There was one unrelated SAE and no Adverse Events of Special Interest (AESI) reported during the active period. The 12-month safety follow-up period, following subjects for SAEs, AESI and Medically Attended Adverse Events (MAAEs), is ongoing with expected completion in the second quarter of 2023.

Because most people have already received an mRNA vaccine, Vaxart’s ability to boost the antibody responses following mRNA vaccination was particularly relevant.  Vaxart’s oral vaccine candidate was able to boost the serum antibody responses for volunteers that previously received two mRNA vaccine (either Pfizer/BioNTech or Moderna) 6 months or more prior to tablet immunization. After removing known infected subjects from the analysis and combining the high and low dose groups in the 18-55 age cohorts, serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778 AU/ml, a fold rise of 1.6. A test of sera from unvaccinated convalescent subjects taken in 2021 and likely infected with Wuhan virus, demonstrated a geometric mean titer of 84.  This shows that mRNA vaccination substantially improved the neutralizing antibody titers compared to infection and that the Vaxart oral tablets were able to boost these titers even further.  Given that subjects with lower titers are more susceptible to infection, the data was divided into those with titers above 200 versus subjects below 200; the 200 AU/ml cutoff is approximately 2 fold higher than the convalescent geometric mean.  Those subjects with starting nAb titers less than 200 had a 2.5 Geometric fold increase, changing the population from 50% less than 200 AU/ml cutoff to 80% post oral tablet administration (Figure N8). These titers were against the original Wuhan strain.  There were also substantial increases in the neutralizing antibody responses to the more recently circulation strain of SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay (Figure N9). Percent inhibition for individual subjects was plotted from lowest starting percent inhibition to highest inhibition (left to right).  According to Lim, et al, 68% inhibition correlated to protection.  By this analysis, 35% were “seroprotected” pre oral vaccination and 70% were “seroprotected” post immunization.  Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects.  Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5 and SARS-CoV-1, demonstrating the cross-reactive nature of these immune readouts (Figure N10).

Figure N8.  Neutralizing antibody responses to Wuhan following oral immunization

Figure N8.  Neutralizing antibody responses were measured using a qualified pseudovirus assay for subjects that previously received an mRNA vaccine.  Titers were measured before oral immunization (day 1) and post oral immunization (day 57).  The geometric mean titers increased in the subjects with titers less than 200 AU/ml, but not in subjects with higher starting titers.

Figure N9.  Neutralizing antibody responses to SARS-CoV-2 Omicron BA4/5

Figure N9.  Neutralizing antibody responses were measured on days 1 and 57 to omicron BA4/5 for individual subjects boosted with the Vaxart oral tablet vaccine.  Neutralizing antibody responses were measured by surrogate neutralizing antibody assay (sVNT). Per the method described by Lim and colleagues (Lim, et al, Vaccines, 2021) a seroprotected threshold was set at 68% inhibition.  Using this threshold, 35% of subjects were “seroprotected” at day 1 and 70% reached “seroprotection” by day 57.

Figure N10.  Mucosal responses to the S protein of SARS-CoV-2 and other b-coronaviruses

Figure N10.  Individual subject mucosal immune responses to the S protein were plotted against the various SARS-CoV-2 variants as well as MERS and SARS-CoV-1. Open circles represent nasal IgA responses, and closed circles represent saliva IgA responses.  50% of subjects had a 1.5x or greater response to Wuhan and 55% of subjects had a response to Omicron BA 4/5.

Next steps

Given the speed at which new strains are emerging, and the substantially cross-reactive mucosal immune responses we have seen using our platform, Vaxart has initiated preclinical work on novel vaccine constructs that seek to create a potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV).  If successful, this would negate strain changes every year.

In June 2022, we announced a partnership with hVivo Services Limited (“hVIVO”) to test a Vaxart COVID-19 vaccine candidate for efficacy in a SARS-CoV-2 human challenge study. In the first quarter of 2023, we decided to postpone initiating the SARS-CoV-2 human challenge study. As we advance new vaccine candidates, we will determine the best development plan, which may include a human challenge study.

Our Seasonal Influenza Program

Market Overview

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness with symptoms such as sore throat, nasal discharge, fever, and even death. It is estimated that at least 350 million cases of seasonal influenza occur annually worldwide, of which 3 million to 5 million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. Very young children and the elderly are at greatest risk from death. In the United States, between 5% and 20% of the population contracts influenza, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year, with up to 90% of influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

The CDC generally recommends that individuals 6 months and older be vaccinated annually against influenza. In the U.S., this means an influenza vaccination is recommended for more than 300 million people. During the 2021/2022 influenza season, approximately 175 million doses of the influenza vaccine were delivered in the United States. Differentiated flu vaccines in the U.S. market continue to demonstrate the ability to ask for premium prices based on the additional value they provide to public health. We believe, worldwide, the primary drivers of market growth include increasing awareness, increasing vaccination coverage in emerging countries, rising government support for immunization against seasonal influenza, pricing increases due to product differentiation and increased focus on the production and advancement of vaccination treatments.

Limitations of Current Seasonal Influenza Vaccines

Despite the number of cases of influenza diagnosed in the United States, according to the CDC, in the 2021/2022 seasonal influenza season, only approximately 51% of the total U.S. population was vaccinated against influenza, with particularly low vaccination rates among adults between ages 18 and 49. We believe the low vaccination rates among this population are largely attributed to the following limitations of injectable vaccine administration:

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

Our Seasonal Influenza Vaccine Candidate

We are developing a tablet vaccine candidate for the immunization of healthy adults against seasonal influenza. Commercial seasonal influenza vaccines today are composed of either three (trivalent) or four (quadrivalent) strains, either one influenza B and two influenza A strains, or two of each. Our seasonal influenza vaccine candidate is being designed to cover the four-strain, or quadrivalent, seasonal influenza vaccine consisting of two circulating influenza A lineage viruses (H1N1 and H3N2) as well as two circulating influenza B lineage viruses, matching the seasonally updated recommendations by the FDA. We envision formulating our tablet vaccine candidate as one tablet per strain, or four tablets in total for the quadrivalent vaccine. We believe this modularity will allow for enhanced flexibility. For instance, in the event of a late season strain change, the tablet containing the obsolete strain could be easily replaced without having to discard the three correctly matched vaccine tablets. Alternatively, we have the option to formulate all four strains into a single tablet. This format would be the simplest to administer, but would take away some of the flexibility advantages that separate tablets would afford. We will assess the final formulation of our tablet vaccine candidates after conducting market studies to evaluate market acceptance closer to commercialization.

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

Seasonal Influenza Clinical Trials

To date, we have completed two Phase 1 trials and have conducted the active portion of a Phase 2 challenge trial of our H1N1 influenza vaccine candidate. We have also completed a Phase 1 trial of an influenza B vaccine candidate.  Thus, we have clinical results on two of the minimum three strains needed for a seasonal influenza vaccine.

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

H1N1 Influenza Phase 2 Challenge Study Funded by HHS BARDA

In 2015, we were awarded a $13.9 million contract by BARDA, part of the HHS. This two-year contract was awarded under a Broad Agency Announcement issued to support the advanced development of more effective influenza vaccines to improve seasonal and pandemic influenza preparedness. The contract primarily funded a Phase 2 challenge study in human volunteers, designed to evaluate whether our H1N1 tablet vaccine candidate offers broader and more durable protection than currently marketed injectable vaccines. The contract with HHS BARDA was subsequently increased to $15.7 million and the term was extended until September 2018.

In this Phase 2 study, volunteers were randomized into three groups. One group received our oral H1N1 influenza tablet vaccine candidate, a second group received a commercially licensed inactivated influenza vaccine by intramuscular injection, and a third group received placebo. Three months following immunization, volunteers were challenged (deliberate experimental administration) with live H1N1 (A/H1N1 pdm09) influenza virus by intranasal administration. The placebo group served as the control group to determine how many unvaccinated volunteers became infected and how severe their influenza symptoms became. Data from our vaccine candidate group and the commercially licensed inactivated vaccine group were compared to placebo to determine each vaccine’s efficacy in this challenge study. Importantly, the two vaccines were also compared head-to-head. The goal of the study was to compare the efficacy of our vaccine to protect volunteers from illness caused by H1N1 influenza challenge, compared to both the injectable vaccine and placebo three months after immunization.

Clinical Trial Results VXA-CHAL-201

The Phase 2 challenge study was enrolled during 2016 and 2017. During this time, 179 subjects that cleared the screening requirements were randomized to receive a single dose of our tablet vaccine, the commercial injectable vaccine, or placebo. Of these 179 subjects, 143 subjects were subsequently challenged with live H1N1 influenza virus 90 to 120 days after dosing.

●

Safety. The side effects of the vaccines and placebo in the first seven days following administration were generally mild. In the first seven days following administration, the solicited adverse events reported in the vaccine and placebo groups were mostly grade 1 in severity, and none were above grade 2. The most frequent solicited adverse event was headache in our tablet vaccine group (7%), injection site tenderness in the commercially licensed inactivated vaccine group (26%) and headache in the placebo group (19%). There were no serious adverse events and no new onsets of chronic illnesses related to our vaccine adjuvant recorded during the follow up period of the study. The graphs below show the distribution and severity over time of local and systemic (Figures 15 and 16) solicited adverse events.

Figure 15. Maximum Severity of Solicited Local Symptoms.

Figure 15. Solicited local symptoms were collected for seven days following immunization. The severity of solicited symptoms is indicated for each treatment group over time. All events were mild.

Figure 16. Maximum Severity of Solicited Systemic Symptoms.

Figure 16. Solicited systemic symptoms were collected for seven days following immunization. The severity of solicited symptoms is indicated for each treatment group over time.

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

Efficacy – Shedding

Shedding represents influenza virus that is detected in nasal swabs post infection and is representative of viral infection and replication. In the study, 44.8% of subjects in VXA-A1.1 had at least one day positive for shedding, versus the commercial injected vaccine where 53.7% were positive for shedding and where 71.0% of placebo subjects were positive for shedding. There were no statistically significant differences observed between our tablet vaccine and the commercial inactivated influenza vaccine for viral shedding area under the curve (“AUC”). However, AUC was calculated using a standard logarithmic trapezoidal method and included only detectable shedding during the first five days of the duration of shedding, with subjects removed from the analysis that didn’t shed influenza for 5 days (a zero value cannot be used in log calculations and integrated). This may have led to an underestimate of the effect on viral shedding for the two vaccines relative to placebo. Therefore, in order to better determine the effect of the vaccines on shedding, an alternative method was used in which volunteers were defined as infected if they had detectable viral shedding at any time 36 hours after challenge. This approach eliminated possible issues related to calculations (log calculations of zero values) and of large doses of challenge virus (first 36 hours might be pass through rather than replicating influenza). In a Bayesian analysis, both vaccines significantly reduced the probability of shedding relative to placebo (Bayesian posterior p=0.001 for our tablet vaccine and p=0.009 for the commercial inactivated influenza vaccine). There is also trend toward greater efficacy for our vaccine with a posterior probability of approximately 80% (Table 9).

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

Figure 17. IgA ASCs Correlate with Illness for Vaxart Tablet Vaccine.

                                Vaxart Tablet Vaccine                                                                       Commercial Inactivated Vaccine

Figure 17.  Logistic fit regression analysis demonstrates a statistically significant fit for the Vaxart Tablet Vaccine for IgA ASCs and illness. The correlation between higher ASCs and a lower rate of illness is observed. The same model fit is not observed with the commercial inactivated vaccine.

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

Figure 18.  Survival in ferrets vaccinated with seasonal influenza and challenged with H5N1 Vietnam.

Figure 18.  The percent survival was measured for each group at each time point. The Vaxart Quad vaccine group were 100% protected against mismatched avian influenza over the 14 days that survival was assessed. The other groups were not as well protected.

This work was funded in whole or in part with federal funds from HHS BARDA.

Our HPV Therapeutic Vaccine Candidate

In previous clinical studies with our H5 influenza vaccine candidate, we observed robust T-cell responses that appeared to compare favorably with published results of other flu vaccines, including an adjuvanted vaccine as well as an attenuated live viral vaccine. Specifically, our vaccine candidate generated high levels of polyfunctional cytotoxic CD4 and CD8 cells, T-cells that are likely required to obtain a therapeutic benefit in chronic viral infection and cancer. It was based on these observations that we embarked on the development of our first therapeutic vaccine candidate, targeting HPV-associated dysplasia and cervical cancer.

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

Figure 19.  Small Tumor Vaccine Study.

Figure 19.  In the small tumor vaccine study (Study 1), tumors were allowed to grow for seven days before beginning the immunization schedule. Animals given the Vaxart HPV vaccine (Ad-HPV) were protected against tumor growth and survived better. This was the case whether or not a checkpoint inhibitor was used.

Figure 20.  Large Tumor Vaccine Study.

Figure 20.  In the large tumor vaccine study (Study 2), tumors were allowed to grow for 13 days before the vaccines were given. Again, animals given the Ad-HPV were better protected against tumor growth. The addition of the checkpoint inhibitor improved survival.

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

Figure 21.  The Ad-HPV vaccine induces T cells that migrate to the tumors.

Figure 21.  The number of CD4 and CD8 T cells found within the tumor were analyzed by flow cytometry. The Ad-HPV groups were found to elicit T cells that transited to the tumor, with the Ad-HPV plus checkpoint inhibitor creating slightly more T cell transit than the Ad-HPV vaccine alone.

Near Term HPV Vaccine Development Strategy

Clinical

We will need to make a regulatory filing to proceed with clinical trials for a HPV vaccine candidate. Our clinical plan is to test the vaccine candidate in subjects with cervical dysplasia related to HPV-16 or HPV-18, and to evaluate the ability of the vaccine candidate to clear HPV infection, reduce the cervical dysplasia score, and induce T cells known to be important in the clearance of HPV. T cells will be measured by flow cytometry as well as by IFN-g ELISPOT. The primary endpoint will be safety and the secondary endpoint will be immunogenicity by examining T cell responses. Although clinical responses will be tracked, it is expected that the first study may not be powered to obtain statistically significant efficacy readouts.

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

Bulk Vaccine Manufacturing (Drug Substance)

From inception, we relied on a combination of third-party contract manufacturers and in-house facilities to manufacture clinical cGMP bulk drug substance for our tablet vaccine candidates. Starting in 2017, we invested in developing our own bulk vaccine manufacturing process with the aim to establish a small cGMP bulk manufacturing facility at our corporate headquarters in California for manufacturing cGMP product for our Phase 1 and small Phase 2 trials. We expanded in November 2021 by subleasing another GMP manufacturing facility which we use to perform the same bulk manufacturing processes in-house. In April 2022, we executed agreements with Lyophilization Technology, Inc. for lyophilization of drug substance at a larger scale.

Vaccine Tablet Manufacturing (Drug Product)

From inception we contracted with third-party contract manufacturers for the manufacture, labeling, packaging, storage, and distribution of our drug product. In 2016, we established drug product manufacturing capabilities at our corporate headquarters. Our facility is licensed by the State of California Department of Public Health Food and Drug Branch to manufacture drug product for clinical trials. In July 2022, we executed an agreement with Attwill for further drug product manufacturing (tableting and coating) at a larger scale and we have invested in building a new GMP facility in California for tableting, coating and packaging of our vaccine candidates.

We have limited experience with process development, and the manufacture, testing, quality release, storage and distribution of drug substance and drug product according to cGMP and regulatory filings. The cGMP regulations include requirements relating to the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Our facilities, and our third-party manufacturers, are subject to periodic inspections by FDA and local authorities, which include, but are not limited to procedures and operations used in the testing and manufacture of our vaccine candidates to assess our compliance with applicable regulations. If we or our third-part manufacturers fail to comply with statutory and regulatory requirements we and they could be subject to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. These actions could have a material adverse impact on the availability of our tablet vaccine candidates. Similar to contract manufacturers, we have in the past encountered difficulties involving production yields, quality control and quality assurance, and if we are not able to produce drug product or drug substance in sufficient quantities our ability to conduct our clinical trials and commercialize our tablet vaccine candidates, if approved, will be impaired.

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

Norovirus Vaccine Candidate

There is currently no approved norovirus vaccine for sale globally. We believe that HilleVax, Inc. is developing a norovirus vaccine (originally developed by Takeda) that would be delivered by injection. Another company developing a norovirus vaccine candidate is Anhui Zhifei Longcom Biopharmaceutical Co. Ltd. There may be other development programs that we are not aware of.

COVID-19 Vaccine Candidate

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine and Moderna’s COVID-19 vaccine have been approved in the United States and many countries around the world. Johnson & Johnson’s COVID-19 vaccine and AstraZeneca’s COVID-19 vaccine have been approved in many countries around the globe and have supplied the majority of the "western doses" to the world. Other vaccine companies that have received approval in countries around the world for their COVID-19 vaccines include Sanofi S.A. and Novavax.

Seasonal Influenza Vaccine Candidate

We believe our seasonal influenza vaccine candidate would compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. The major global non-recombinant injectable vaccine competitors include Astellas Pharma Inc., Abbott Laboratories, AstraZeneca UK Limited, Baxter International Inc., Research Foundation for Microbial Diseases of Osaka University, CSL Sequirus, GSK, Sanofi S.A., Pfizer Inc., and Takeda Pharmaceutical Company Limited. Non-recombinant intranasal competition includes MedImmune, Inc., and potentially others. Recombinant injectable competitors include Sanofi and Novavax, Inc. Many other groups are developing new or improved flu vaccine or delivery methods.

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

●

Vaccine Platform Technology. As of December 31, 2022, we hold three U.S. patents with granted claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2022, we hold more than 50 issued foreign patents and one pending foreign patent application related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and hold patents in the U.S., E.U., Japan, China, Singapore, Australia, Russia, Israel, South Korea, and South Africa. We also have pending applications in the United States and around the world related to our tablet vaccine formulation technology. Patents issuing from these applications will expire in 2035/2036, or later if patent term extension applies.

●

COVID-19 Vaccine Candidate. As of December 31, 2022, we have filed provisional applications in the United States relating to our COVID-19 vaccine candidate. Any patents issuing from these applications will expire in 2041, or later if patent term extension applies.

●

Influenza, Norovirus and RSV Vaccine Candidates. As of December 31, 2022, we hold a patent in South Africa, the European Union, and a number of countries therein, and have pending applications in the United States and around the world relating to our norovirus and RSV vaccine candidates. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies. We have been issued 13 foreign patents related to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	Relenza. As of December 31, 2022, we no longer own any Relenza patents, the last Japanese patent related to Relenza, which was exclusively licensed to GSK, having expired in July 2019.

●

Inavir. As of December 31, 2022, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. The last patent related to Inavir in Japan is set to expire in December 2029, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received.

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

Information Privacy and Security

We are subject to federal and state laws and regulations that regulate the use, security, and disclosure of certain types of personal data. These include the federal regulations promulgated under the authority of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that require us to provide certain protections to individuals regarding their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of protected health information (“PHI”) and require covered entities, which include healthcare providers and health plans, and their business associates to implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide individuals with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require us to enter into written agreements with our covered entity customers and our subcontractors, also known as business associates, to whom we disclose PHI. Covered entities may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to liability under certain HIPAA privacy and security regulations and may be found liable for the violations of their agents.

HIPAA requires covered entities to notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach. If a business associate is acting as an agent of a covered entity, then the covered entity must provide the required notifications to individuals based on the time when the business associate discovered the breach. Reporting must also be made to the HHS Office for Civil Rights (“OCR”) and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. Impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require us to notify affected individuals and the state regulators in the event of a data breach involving personal information without regard to the probability of the information being compromised. State laws and standard practice often provide for shorter data breach reporting timelines than required by HIPAA.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties per violation. The civil penalties are adjusted annually based on updates to the consumer price index. OCR is required to perform compliance audits and investigates HIPAA compliance in response to complaints and reports of breaches. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. OCR may resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, but OCR has the discretion to move directly to impose monetary penalties and is required to impose penalties for violations resulting from willful neglect. There can be no assurance that we will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging noncompliance with HIPAA regulations in our maintenance of PHI.

The Federal Trade Commission Act (“FTCA”) also empowers the Federal Trade Commission to implement rules and regulations protecting personal information, and to take enforcement action when data practices constitute unfair or deceptive acts or practices.  The FTC regularly takes enforcement action, and has emphasized the protection of medical and other health care information as an enforcement priority.  Following the United Stated Supreme Court’s Dobbs decision and state laws that may criminalize certain health care procedures, types of personal information not traditionally thought of as health-related now may reveal personal information about health care decisions, heightening governmental scrutiny of data privacy practices.

In addition to HIPAA and the FTCA, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, creation, receipt, transmission, storage, and other processing of medical. health care, employment, consumer, and other personal information. Privacy and data security statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and generally are not preempted by, the FTCA and HIPAA and their implementing rules. These laws and regulations regulate how personal information is used, sold, and shared; grant individuals substantive rights regarding their data that data processers are obligated to honor; impose rigorous information security and data breach obligations; and in some instances provide private rights of action to individuals affected by alleged violations of the laws in addition to the costs and liabilities arising from government enforcement.

We also may be subject to international data protection regulations related to the collection, transmission, storage and use of employee data. For example, the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, imposes strict compliance obligations on the collection, use, retention, security, processing, transfer and deletion of personal information and creates enhanced rights for individuals, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the information relates in certain circumstances, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors that will have access to personal data. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States and the United Kingdom. Entities that fail to comply with the requirements of the GDPR may be subject to very significant penalties, including potential fines of up to the greater of €20 million or 4% of annual global revenue.

Government regulators, privacy advocates and class action attorneys are also increasingly scrutinizing how companies collect, process, use, store, share and transmit other types of personal data. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, and was significantly modified by the California Privacy Rights Act (“CPRA”), which became fully effective on January 1, 2023, applies broadly to information that identifies or is associated with any California household or individual, and requires that we implement several operational changes, including processes to respond to individuals’ requests regarding their personal information. The CPRA also creates a new enforcement agency to enforce the CCPA and CPRA and imposes additional requirements, including privacy risk assessments, audits and vendor contractual requirements for data sharing, license and access arrangements. The CCPA and CPRA provide for civil penalties for violations and allow private rights of action for data breaches. Virginia, Colorado, Connecticut and Utah have also passed comprehensive privacy legislation that take effect during 2023, and several other states, as well as federal lawmakers, have proposed additional consumer privacy legislation. The complex, dynamic legal landscape regarding privacy, data protection and information security creates significant compliance challenges for us, potentially restricts our ability to collect, use and disclose data, and exposes us to additional expense, and, if we cannot comply with applicable laws in a timely manner or at all, adverse publicity, harm to our reputation, and liability.

Employees and Human Capital Resources

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research and development team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. General and administrative includes finance, human resources, administration, business and general management. In the year ended December 31, 2022, our employee rollforward, excluding interns, was as follows:

	Research and Development	General and Administrative	TOTAL
December 31, 2021	90	20	110
Joined	82	16	98
Terminated	35	9	44
December 31, 2022	137	27	164

We also had 13 full-time equivalent contractors as of December 31, 2022. We do not have collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Our human capital resources objectives include identifying, recruiting, training, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purpose of which is to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. In the fourth quarter of 2022, we began to offer an employee stock purchase plan, the principal purpose of which is to assist employees in acquiring a share ownership interest in Vaxart, and to help such employees provide for their future security and to encourage them to remain in the employment of Vaxart. To facilitate talent attraction and retention, we strive to make Vaxart a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business, Financial Position and Capital Requirements

●	Throughout our operating history, we have generated limited product revenue.

●	We have incurred significant losses since our inception and expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

●	We are largely dependent on the success of our tablet vaccine candidates for the prevention of norovirus and coronavirus infection.

●	We have not yet produced a commercially viable vaccine and we may be never able to.

●	We will require additional capital to fund our operations.

●	We will need to expand our organization and may experience difficulties in managing growth.

●	Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

●	The regulatory pathway for coronavirus vaccines is evolving, as is the random appearance of novel variants, which may result in unexpected or unforeseen challenges.

●	Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome.

●	We face significant competition from other biotechnology and pharmaceutical companies.

●	Our tablet vaccine candidates may cause adverse effects resulting in failure to obtain approval from the U.S. Food and Drug Administration (the “FDA”) and/or product liability lawsuits against us.

●	We may be unable to manufacture sufficient bulk vaccine for our ongoing needs.

●	We are dependent on third parties for manufacturing and clinical trials.

●	We face numerous risks associated with our intellectual property.

Risks Related to Dependence on Third Parties

●	Our dependence on third parties could delay or prevent the development, approval, manufacturing, or any eventual commercialization of our product candidates.

●	We rely on third-party contract manufacturers for certain portions of our manufacturing process. If third-party contract manufacturers do not perform, fail to manufacture according to our specifications, or fail to comply with strict government regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

Risks Related to Our Business, Financial Position and Capital Requirements

Throughout our operating history, we have generated limited product revenue.

Even though we generate royalty revenue from Inavir, our commercialized influenza product, we are at an early stage in our clinical development process and have not yet successfully completed a large-scale, pivotal clinical trial, obtained marketing approval, manufactured our tablet vaccine candidates at commercial scale, or conducted sales and marketing activities that will be necessary to successfully commercialize our product candidates. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing product candidates.

Our ability to generate significant revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our tablet vaccine candidates for the prevention of norovirus, SARS-CoV-2, influenza, and respiratory syncytial virus (“RSV”) infection and the treatment of cervical cancer and dysplasia caused by human papillomavirus (“HPV”) and other infectious diseases, and to obtain the necessary regulatory approvals. As disclosed elsewhere in this document, the Company is evaluating the best way to progress certain programs.

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

●

add or continue to scale our operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts;

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

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, SARS-CoV-2, influenza and RSV infection, as well as those for the treatment of HPV-related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2022, we had an accumulated deficit of $327.1 million.

We are largely dependent on the success of our tablet vaccines for the prevention of norovirus and coronavirus infection, which are still in early-stage clinical development, and if one or both of these tablet vaccines do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

None of our product candidates are in late-stage clinical development or approved for commercial sale and we may never be able to develop marketable tablet vaccine candidates. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our tablet vaccine candidates for norovirus and coronavirus. We are committing financial resources to the development of a norovirus vaccine and a coronavirus vaccine, which may cause delays in or otherwise negatively impact our other development programs. In addition, our management and scientific teams have dedicated substantial efforts to our norovirus vaccine and coronavirus vaccine development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our norovirus and coronavirus tablet vaccine. These tablet vaccines may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of tablet vaccine candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our tablet vaccines in the United States until we receive approval of a Biologics License Application (“BLA”) from the FDA, or in any foreign countries until we receive the requisite approval from such countries. To date, we have only completed early-stage clinical trials for our norovirus vaccine candidate and our COVID-19 vaccine candidate. As a result, we have not submitted a BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of a BLA is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of our tablet vaccines for many reasons, including:

●	We may not be able to demonstrate that our tablet vaccine is safe and effective to the satisfaction of the FDA;

●

the FDA may not agree that the completed Phase 1 clinical trials of the norovirus vaccine and the Phase 1 and Phase 2 clinical trials of the COVID-19 vaccine satisfy the FDA’s requirements and may require us to conduct additional testing;

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

Our development of a norovirus vaccine candidate is at an early stage. We may be unable to produce an effective vaccine that successfully immunizes humans against norovirus in a timely manner, if at all.

We are in the business of developing oral vaccines that are administered by tablet rather than by injection. Our development of the norovirus vaccine is at an early stage, and we may be unable to produce an effective vaccine that successfully immunizes humans against norovirus in a timely manner, if at all.

If we are unsuccessful in maintaining our relationships with critical third parties such as CROs and CMOs, our ability to develop our oral norovirus vaccine candidate and consequently compete in the marketplace could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in successful development and commercialization of our oral norovirus vaccine candidate. Our failure, or the failure of such partners or potential partners, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, delays, suspension or withdrawal of approval to conduct clinical investigations, license revocation, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our potential norovirus vaccine.

Manufacturing any drug product with recombinant technology such as our adenovirus type 5 based vaccines presents technical challenges. Our manufacturing partners may not be able to successfully manufacture any vaccine with our VAAST platform, or to comply with cGMP, regulations or similar regulatory requirements. The number of doses of our potential vaccine that we are able to produce is dependent on our ability to successfully and rapidly scale-up manufacturing capacity. The number of doses that we will be able to produce is also dependent in large part on the dose of the vaccine required to be administered to patients which will be determined in our clinical trials. To properly scale-up and develop a commercial process, we may need to expend significant resources, expertise, and capital.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our tablet vaccine candidates. We will require substantial additional capital to complete the development and potential commercialization of our tablet vaccine candidates for norovirus, SARS-CoV-2, influenza, RSV and HPV and the development of other product candidates. If we are unable to raise capital or find appropriate partnering or licensing collaborations, when needed or on acceptable terms, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

As of December 31, 2022, we had $95.7 million of cash, cash equivalents, restricted cash and marketable securities. We maintain our cash, cash equivalents, restricted cash and marketable securities with high quality, accredited financial institutions. However, some of these accounts exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

Although we believe such cash, cash equivalents, restricted cash and marketable securities are sufficient to fund our operations under our current operating plan for at least one year from the date of issuance of this Annual Report, our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

In addition, public statements by us, government agencies, the media or others relating to the SARS-CoV-2 outbreak (including regarding efforts to develop a COVID-19 vaccine) have in the past resulted, and may in the future result, in significant fluctuations in our stock price. Given the global focus on the coronavirus outbreak, any information in the public arena on this topic, whether or not accurate, could have an outsized impact (either positive or negative) on our stock price. Information related to our development, manufacturing and distribution efforts with respect to our vaccine candidates, or information regarding such efforts by competitors with respect to their potential vaccines, may also impact our stock price.

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

If we cannot continue to satisfy the listing requirements of The Nasdaq Capital Market, our securities may be delisted, which could negatively impact the price of our securities and stockholders’ ability to sell them.

Although our common stock is listed on The Nasdaq Capital Market, we may be unable to continue to satisfy the continued listing requirements and rules, including the minimum bid price per share requirement and certain financial metrics relating to our stockholders’ equity, market value of listed securities, or net income from continuing operations. If we are unable to satisfy The Nasdaq Capital Market criteria for maintaining our listing, our securities could be subject to delisting. If The Nasdaq Capital Market delists our securities, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;

●	activity in the secondary trading market for our common stock;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to The Nasdaq Capital Market rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

Our business may be adversely affected by a pandemic, epidemic, or outbreak of an infectious disease, such as the ongoing coronavirus pandemic and the emergence of additional variants.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-party contract manufacturers and contract research organizations upon whom we rely, as well as our ability to recruit patients for our clinical trials. For example, the ongoing coronavirus (COVID-19) pandemic continues to have unpredictable impacts on global societies, economies, financial markets, and business practices around the world. The extent to which the ongoing coronavirus pandemic may impact our business, results of operations, and future growth prospects will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope, and severity of the pandemic, particularly as virus variants continue to spread.

The outbreak and any preventative or protective actions that governments or we may take in respect of any epidemic may result in a period of business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which an epidemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of an epidemic and the actions to contain the epidemic or treat its impact, among others. There may be interruptions to our supply chain due to the inability of manufacturers to continue normal business operations and to ship products. In addition, a significant outbreak of an infectious disease could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations. We are currently working to enhance our business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

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

We rely on our executive officers and the other principal members of the executive and scientific teams. The employment of our executive officers is at-will and our executive officers may terminate their employment at any time. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any executive officer or employee.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2022, we had 164 full-time employees, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

We are subject to certain legal proceedings, and may be subject to additional legal proceedings, which may result in substantial costs, divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.

We are currently subject to certain pending legal proceedings, as described in this report. We may become involved in additional legal proceedings relating to the aforementioned matters or, from time to time, we may become involved in legal proceedings involving unrelated matters. Due to the inherent uncertainties in legal proceedings, we cannot accurately predict their ultimate outcome. Our stock price has been extremely volatile, and we may become involved in additional securities class action lawsuits in the future. Any such legal proceedings, regardless of their merit, could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business, could impair the Company’s ability to recruit and retain directors, officers, and other key personnel, could impact its ability to secure financing, insurance, and other transactions (or the terms of any such financings, insurance, or other transactions), and for these and other reasons could have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

We are a smaller reporting company and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on the smaller reporting company exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

There are currently no approved vaccines for the prevention of norovirus-related illness. Therefore, the regulatory pathway for any approval of a norovirus vaccine is not entirely clear and may result in unexpected or unforeseen challenges.

As there are currently no vaccines for the prevention of norovirus that are approved by the FDA or another regulatory agency, the regulatory pathway for any approval of a norovirus vaccine is not entirely clear and may result in unexpected or unforeseen challenges. Successful discovery and development of a norovirus vaccine is highly uncertain and dependent on numerous factors, many of which are beyond our control. Our development of the vaccine is in early stages, and we may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of clinical data may differ from our interpretation and the FDA may require that we conduct additional analyses.

The regulatory pathway for COVID-19 vaccines is evolving and may result in unexpected or unforeseen challenges.

The speed at which all parties are acting to create and test therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for VXA-CoV2-1 or VXA-CoV2-1.1-S. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Results from our vaccine (and other COVID-19) trials may require us to perform additional preclinical studies in order to advance our vaccine candidates. Discussions with FDA regarding the design of the anticipated Phase 2 and 3 studies for VXA-CoV2-1 or VXA-CoV2-1.1-S are ongoing and important aspects of the trial design have yet to be determined, including the number of patients to be enrolled, the specific endpoints of the trial and the methods for obtaining and testing samples in the trial. The incidence of COVID-19 in the communities where our studies might be conducted will vary across different locations. If the overall incidence of COVID-19 in those locations is low, it may be difficult for us to recruit subjects or for any study we might perform to demonstrate differences in infection rates between participants in the study who receive placebo and participants in the study who receive VXA-CoV2-1 or VXA-CoV2-1.1-S. The availability of other authorized vaccines may decrease the population of clinical trial subjects willing to participate in our future trials.

The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an Emergency Use Authorization for VXA-CoV2-1 or VXA-CoV2-1.1-S, we would be able to commercialize the vaccine candidate prior to FDA approval. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if the vaccine candidate is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide the vaccine candidate under an Emergency Use Authorization.

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

In our H1N1 influenza Phase 2 trial we used vaccine tablets that contained approximately 1.5 x 1010 IU of vaccine. Accordingly, subjects in this trial were required to take seven tablets in a single setting to reach the aggregate dose of 1 x 1011 IU, the target dose for this trial. We believe that in order to fully capture the commercial success of our seasonal influenza vaccine candidate, we will need to continue to refine our formulation and develop influenza vaccine tablets that contain the desired dose for each vaccine strain in a single tablet, resulting in a vaccination regime of no more than four tablets. Increasing the potency of the vaccine tablets may affect the stability profile of the vaccine and we may not be able to reduce the vaccination regime for an influenza strain to a single tablet or combine the four influenza strains into one vaccine tablet. In addition, increasing the potency of the vaccine tablets or combining the influenza strains necessary to create a quadrivalent vaccine may adversely affect manufacturing yields and render such tablets too costly to manufacture at commercial scale. Our efforts to develop tablet vaccine candidates for norovirus and RSV face similar formulation challenges. If we are unable to further develop and refine the formulations of our tablet vaccine candidates, we may be unable to obtain regulatory approval from the FDA or other regulatory authorities, and even if approved, the commercial acceptance of our tablet vaccine candidates would likely be limited.

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our tablet vaccine candidates.

Our tablet vaccine candidates for norovirus and seasonal influenza are still in early-stage clinical development. Both will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for either indication or for any other treatment regime. Such testing is expensive and time-consuming and requires specialized knowledge and expertise. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our tablet vaccine candidates, which are currently in clinical development, or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for our tablet vaccine candidates for norovirus, seasonal influenza, and RSV will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Our vaccine candidates in the later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Also, the results of early clinical trials of the tablet vaccine candidates for norovirus, seasonal influenza, and RSV may not be predictive of the results of subsequent clinical trials. Furthermore, the FDA may impose additional requirements to conduct preclinical studies to advance the HPV therapeutic vaccine candidates which could delay initiation of Phase 1 studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

As COVID-19 continues to spread, we may experience disruptions that could severely impact our planned and ongoing preclinical studies and clinical trials, including preclinical and clinical studies and manufacturing of VXA-CoV2-1 and VXA-CoV2-1.1-S and clinical trials of our vaccine candidate for the GI.1 and GII.4 norovirus strains. Effects on our preclinical studies and clinical trial programs include, but are not limited to:

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of our tablet vaccine candidate for norovirus and SARS-CoV-2, in particular, will require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the study. Further, since there are no reliable animal models to norovirus infection, human challenge studies have been used to understand viral activity and possible immune correlates that prevent infection making trials costlier than animal-based studies.

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

There is currently no approved norovirus vaccine for sale globally. We believe that HilleVax, Inc. is developing a norovirus vaccine (originally developed by Takeda) that would be delivered by injection. Another company developing a norovirus vaccine candidate is Anhui Zhifei Longcom Biopharmaceutical Co. Ltd. There may be other development programs that we are not aware of.

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine and Moderna’s COVID-19 vaccine have been approved in the United States and many countries around the world. Johnson & Johnson’s COVID-19 vaccine and AstraZeneca’s COVID-19 vaccine have been approved in many countries around the globe and have supplied the majority of the "western doses" to the world. Other vaccine companies that have received approval in countries around the world for their COVID-19 vaccines include Sanofi S.A. and Novavax.

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our ongoing clinical trials in the amount of up to $5 million. Further, we also require clinical research and manufacturing organizations that assist us in the conduct of our trials or manufacture materials used in these trials to carry product liability insurance against such claims. This insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect ourselves against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event any of our product candidates are approved for sale by the FDA or similar regulatory authorities in other countries and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

Effective treatments of RSV infections in pediatrics, the elderly, and the immunocompromised are very limited. Currently, only Virazole (ribavirin) is indicated for the treatment of hospitalized infants and young children with severe lower respiratory tract infections due to RSV. Approved drug for the prevention of RSV infections in infants include MedImmune’s palivizumab (Synagis), a monoclonal antibody, and Sanofi and AstraZeneca’s nirsevimab (Beyfortus). There are several vaccines designed to prevent RSV infections in clinical development. Among the clinical stage product candidates in late-stage development are Pfizer’s RSVpreF vaccine, Moderna’s mRNA-1345, Novavax’s RSV F vaccine, and GSK’s GSK3844766A vaccine.

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

Risks Related to Dependence on Third Parties

Our dependence on third parties could delay or prevent the development, approval, manufacturing, or any eventual commercialization of our product candidates.

We depend on third-party collaborators, service providers, and others in the research, development, manufacturing, and any eventual commercialization of our product candidates. We rely heavily on these parties for multiple aspects of our drug development and manufacturing activities, and anticipate that we will rely on third-parties for commercialization activities including testing of our product candidates. We have very limited control over many aspects of those activities. Failure by one or more of the third-party collaborators, service providers, or others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; or any disruption in the relationships between us and these parties, could delay or prevent the development, approval, manufacturing, or any eventual commercialization of our product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm, all with potential negative implications for our product pipeline and business.

We rely on third-party contract manufacturers for certain portions of our manufacturing process. If third-party contract manufacturers fail to manufacture according to our specifications, or fail to comply with strict government regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated, or we could incur significant additional expenses.

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

We are currently engaged in an ongoing opposition proceeding, now at the appeal stage, of a Vaxart European patent in the European Patent Office. If we are not successful in these proceedings, we may not be able to prevent others in Europe from copying some of our product candidates for as long as we otherwise would if the European patent is upheld.

We are currently engaged in an ongoing opposition proceeding of one of our European patents in the European Patent Office (EPO). European Patent No. 3307239, which has claims directed to vaccine compositions for norovirus and RSV, was opposed in the EPO. The opposition challenged the validity of European Patent No. 3307239 and the EPO maintained the patent with the original independent claim and with cancelation of some subject matter from dependent claims.  The opponent has appealed this decision and thus the ultimate outcome of the opposition remains uncertain. If Vaxart is not ultimately successful in the appeal, it may not be able to prevent others from copying its norovirus and RSV products in some or all European countries where the patent is pending for as long as it otherwise might be able to if the patent’s validity is upheld in the opposition appeal. If the opposed European patent is partially or fully revoked by the EPO, competitors may be able to sell competing vaccines for norovirus or RSV earlier without Vaxart being able to assert patents against them. Vaxart has another patent in Europe that covers its norovirus and RSV products, but lack of success in the opposition appeal would prevent us from extending that patent protection out to 2036.

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

Our business and operations, including our CROs, as well as the operations and systems of entities whose services are necessary to our operations, rely greatly on information technology systems and are vulnerable to damage in the event of failure, natural disasters, security breaches and attacks, interruptions or other cybersecurity incidents. These events may compromise the stability, integrity, or confidentiality of these systems, and the accuracy and integrity of information stored or processed through these systems, and may significantly interrupt our ability to run the business successfully. Ransomware attacks, which are becoming increasingly common across all industry sectors and have focused in part on businesses operating in health care markets, can disrupt and even halt ongoing business operations completely. Increasing global tensions, including the ongoing military conflict between Russia and Ukraine, among others, are likely to increase the frequency of cybersecurity incidents.

Our systems, including onsite datacenters and cloud services, continue to increase in size and complexity making them potentially vulnerable to breakdown and other disruptions. Disruptions include issues with routine maintenance, upgrades, and patching. These systems continue to become more critical and integrated within our business, especially as we continue to work remotely, and our dependence on them will continue to increase. We rely on the high-availability and redundancies built into our cloud services, but these systems are managed and maintained by the providers and are out of our direct control. Any potential problems and interruptions associated with the implementation, support, security, availability, or maintenance of new or existing systems could disrupt or reduce the efficiency of our operations, and materially impact the delivery of development programs.

Cybersecurity incidents, including phishing and spear phishing attacks, distributed denial of service attacks, man-in-the-middle attacks, as well as ransomware and other malware insertions, are becoming more sophisticated and frequent. If these attempts to misappropriate or compromise confidential or proprietary information or infiltrate or sabotage enterprise IT systems were successful, they could result in a loss of or damage to data or applications and even the interruption of basic business operations and financial loss, as well as the risk of legal and regulatory liability. As a result, further development of our product candidates could be substantially delayed. A data breach could risk the exposure of mission critical data or other intellectual property, or expose PII (Personally Identifiable Information) and PHI (Protected Health Information) of company employees or people participating in clinical trials. A successful phishing attempt could lead to further hacking attempts, unauthorized email access or messaging, or other vertical/horizontal cyberattacks. Any of these events could cause substantial reputational injury impacting our business.

.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may negatively impact the trading price of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a quarterly report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In addition, because our public float is less than $700 million on June 30, 2022, we re-qualified as a smaller reporting company as of December 31, 2022 and, therefore, we are no longer subject to the requirements for auditor attestation for internal control over financial reporting.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2022, we concluded that our internal controls and procedures were effective as of December 31, 2022, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2022, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco and Burlingame, CA	47,453 sq ft	Laboratory, manufacturing and office	Five leases expiring between May 2025 and March 2029

South San Francisco, CA	23,790 sq ft	Manufacturing and office	One lease executed, commenced in 2022, expiring in March 2029

We believe that our existing facilities are adequate for our current needs.

Item 3.  Legal Proceedings

The information included in “Note 9. Commitments and Contingencies, section—(c) Litigation” to the Consolidated Financial Statements in Part II, Item 8. is incorporated by reference into this Item.

The Company may also from time to time be involved in legal proceedings arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, is not material to its consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run our business successfully, and could have a material adverse impact on our business, financial condition and results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “VXRT”.

As of March 14, 2023, there were approximately 2,355 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of December 31, 2022, under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units and rights (a)(1)	Weighted average exercise price of outstanding options(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)

Equity compensation plans approved by security holders	15,533,571	$4.48	13,874,692
Equity compensation plans not approved by security holders	—	$—	—
Total	15,533,571	$4.48	13,874,692

(1)        Includes 14,725,261 shares issuable upon the exercise of stock options outstanding under the 2016 Equity Incentive Plan and the 2019 Equity Incentive Plan and 808,310 shares issuable upon the vesting and payment of outstanding time-based restricted stock units outstanding under the 2019 Equity Incentive Plan.

(2)        Excludes the time-based restricted stock units set forth in footnote 1 above, because those awards do not have an exercise price.

(3)       Includes 12,074,692 shares of common stock available for future issuance under the 2019 Equity Incentive Plan, and 1,800,000 shares of common stock available for purchase under the 2022 Employee Stock Purchase Plan. No new awards may be granted under the 2016 Equity Incentive Plan.

.

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

The following graph shows a comparison from December 31, 2017, through December 31, 2022, of the cumulative total return for our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical prices which, prior to the Merger on February 13, 2018, are those of Aviragen Therapeutics, Inc. and may not be indicative of future performance.

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

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including our consolidated financial statements and notes thereto included elsewhere. This discussion contains a number of forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in the Annual Report, particularly in Item 1A – “Risk Factors.” The forward-looking statements made in this Annual Report are made only as of the date hereof.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including norovirus (a widespread cause of acute gastro-intestinal enteritis), SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), and seasonal influenza. Several Phase 1 human studies with our norovirus vaccine candidates have been successfully completed. A Phase 2 challenge study evaluating safety and clinical efficacy of our GI.1 norovirus vaccine candidate is currently ongoing. A Phase 2 dose-ranging study evaluating the safety and immunogenicity of our bivalent GI.1 and GII.4 norovirus vaccine candidate is currently ongoing. We have completed a Phase 1 clinical trial for our first COVID-19 vaccine candidate and reported that the study met its primary and secondary endpoints. The first part of a Phase 2 study with our second COVID-19 vaccine candidate that commenced in late 2021 has been completed. We have also initiated preclinical work on novel COVID-19 vaccine constructs that seek to create a potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV). Data indicating that our monovalent H1 influenza vaccine candidate protected participants against H1 influenza infection as well as a leading marketed injectable vaccine in a Phase 2 challenge study was published in 2020 (Lancet ID). In addition, we have generated preclinical data for a prophylactic vaccine candidate targeting respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infection) and of our first therapeutic vaccine candidate targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

The Company re-qualified as a smaller reporting company ("SRC") as of December 31, 2022, and, therefore, is no longer subject to the requirements for auditor attestation for internal control over financial reporting ("ICFR").

Financial Operations Overview

Revenue

Revenue from Customer Service Contracts

We earned revenue from an amended fixed price customer service contract of $13,000 in the year ended December 31, 2021, for which the contract is now completed.

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). We pay HCRP the first $3 million plus 15% of the next $1 million of royalties earned in annual periods ending on March 31. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. The estimated future benefit was remeasured as of December 31, 2022 and 2021 when the fair value was estimated to be $5.0 million and $10.6 million, respectively, resulting in a revaluation gain of $7.0 million in the year ended December 31, 2022 and $3.8 million in the year ended December 31, 2021. Even though we do not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Year Ended December 31,
	2022	2021

External program costs:
Norovirus program	$11,066	$4,449
COVID-19 program	6,758	9,847
All other programs	129	—
Preclinical research	1,414	2,199
Process development	2,262	2,235
Total external costs	21,629	18,730
Internal costs	59,425	30,019
Total research & development costs	$81,054	$48,749

We expect to incur significant research and development expenses in 2023 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

General and Administrative Expense

General and administrative expenses consist of personnel costs, insurance, allocated expenses and expenses for outside professional services, including legal, audit, accounting, public relations, market research and other consulting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of rent, depreciation and other facilities related expenses.

Results of Operations

The following table presents period-over-period changes in selected items in the consolidated statements of operations and comprehensive loss (in thousands, except percentages):

	Year Ended December 31,
	2022	% Change	2021

Revenue	$107	(88)%	$892

Operating expenses	114,694	56%	73,644

Operating loss	(114,587)	58%	(72,752)

Net non-operating income	6,896	189%	2,389

Loss before income taxes	(107,691)	53%	(70,363)

Provision for income taxes	67	(37)%	107

Net loss	$(107,758)	53%	$(70,470)

Total Revenues

The following table summarizes the period-over-period changes in our revenues for years ended December 31 (in thousands, except percentages):

	2022	% Change	2021
Revenue from customer service contracts	$—	(100)%	$13
Non-cash royalty revenue related to sale of future royalties	107	(88)%	879
Total revenue	$107	(88)%	$892

Revenue from Customer Service Contracts

We earned revenue from customer service contracts of $13,000 in the year ended December 31, 2021. This revenue was recognized from a fixed price contract executed in July 2019, as amended, for a total of $617,000, which we have now completed. We recognized no revenue from customer service contracts in the year ended December 31, 2022.

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the year ended December 31, 2022, non-cash royalty revenue related to sale of future royalties was $107,000, compared to $879,000 for the year ended December 31, 2021. Non-cash royalty revenue of up to $3.3 million may be earned in each year ending on March 31. In the year ended December 31, 2021, we recognized the $493,000 for the year ended March 31, 2021, and $386,000 related to the year ending March 31, 2022. In the year ended December 31, 2022, we recognized $85,000 related to the year ended March 31, 2022, plus $22,000 related to the year ended March 31, 2023.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for years ended December 31 (in thousands, except percentages):

	2022	% Change	2021
Research and development	$81,054	66%	$48,749
General and administrative	29,386	34%	21,890
Impairment of intangible assets	4,254	42%	3,005
Total operating expenses	$114,694	56%	$73,644

Research and Development

For the year ended December 31, 2022, research and development expenses was $81.1 million, an increase of $32.3 million, or 66%, compared to $48.7 million for the year ended December 31, 2021. The increase was primarily due to increased personnel costs, including stock-based compensation and facilities allocation related to headcount increases, higher in-house manufacturing costs, increased clinical trial expenses related to our norovirus vaccine candidate and higher depreciation, partially offset by a decrease in CMO costs related to our COVID-19 vaccine candidates.

We expect to incur significant research and development expenses for manufacturing and clinical trials related to our norovirus vaccine candidates in 2023.

General and Administrative

For the year ended December 31, 2022, general and administrative expenses was $29.4 million, an increase of $7.5 million, or 34%, compared to $21.9 million for the year ended December 31, 2021. The principal reasons for the increase in 2022 are the cost of settling shareholder litigation, increased personnel costs, including non-cash stock-based compensation expense not related to award modifications, and increases in legal and other professional fees, partially offset by the absence of a one-off non-cash expense for modifying the terms of outstanding options awarded to our former Chairman of the Board.

Impairment of Intangible Assets

Impairment of intangible assets of $4.3 million and $3.0 million represents the partial impairment as of December 31, 2022 and 2021, respectively, of developed technology related to royalty revenue receivable, for Inavir flu vaccine in Japan which we have lowered our projections, principally due to increased quarantining, social distancing and mask wearing due to the COVID-19 pandemic.

Other Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for years ended December 31 (in thousands, except percentages):

	2022	% Change	2021
Interest income	1,247	1,440%	81
Non-cash interest expense related to sale of future royalties	(1,305)	(12)%	(1,480)
Gain on remeasurement of future royalty liability	6,960	84%	3,789
Foreign exchange loss, net	(6)	500%	(1)
Net non-operating income	$6,896	189%	$2,389

For the year ended December 31, 2022, we recorded net non-operating income of $6.9 million, compared to net non-operating income of $2.4 million in 2021.

The gain on remeasurement of future royalty liability in 2022 arose due to the lowered projections of amounts payable to HCRP, as royalties from Inavir flu vaccine in Japan have declined since the start of the COVID-19 pandemic and we lowered our projections, principally due to increased quarantining, social distancing and mask wearing due to the COVID-19.

Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $1.3 million in 2022, down from the $1.5 million in 2021, as the outstanding balance due to HCRP has been paid down and remeasured. We project a further reduction in 2023 following the revaluation of our liability to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for years ended December 31 (in thousands, except percentages):

	2022	% Change	2021
Foreign withholding tax on royalty revenue	$5	(89)%	$44
Foreign taxes payable on intercompany interest	59	(5)%	62
State income taxes	3	200%	1
Provision for income taxes	$67	(37)%	$107

A significant portion of the provision for income taxes in the years ended December 31, 2022 and 2021, respectively, is foreign taxes payable on intercompany interest in 2022 and foreign withholding tax on royalty revenue earned on sales of Inavir in Japan for 2022 and 2021. Our foreign withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP, and has declined in line with reductions in royalty revenue. In addition, we incurred charges for state income taxes in the United States.

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

As of December 31, 2022, we had $95.7 million of cash, cash equivalents, restricted cash and marketable securities. Since then, we have received net proceeds of $1.5 million from the sale of common stock under the September 2021 ATM through March 14, 2023. There is approximately $79.0 million in net proceeds still available to us under the September 2021 ATM. In light of the recent situation affecting Silicon Valley Bank, N.A. (“SVB”), including the Federal Deposit Insurance Corporation takeover of SVB, the Company decided to move any cash or other deposits previously held at SVB to larger financial institutions. We have access to all of our cash and other deposits previously held at SVB. We do not anticipate any material impact on our financial condition or operations as a result of SVB’s circumstances.

In the first quarter of 2023, the Company decided to primarily focus on advancing its norovirus oral vaccine candidate and postponed initiating a SARS-CoV-2 human challenge study. The Company also implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 27% of the Company’s workforce.

We believe our existing funds (including funds already received in 2023) are sufficient to fund us for at least one year from the date of issuance of this Annual Report. To continue operations thereafter, we expect that we will need to raise further capital, through the sale of additional securities or otherwise. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, most notably our ability to successfully commercialize our products and services.

We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine candidates. We may be able to fund certain activities with assistance from government programs. The sale of additional equity would result in additional dilution to our stockholders. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market vaccine candidates that we would otherwise prefer to develop and market ourselves. Any of these actions could harm our business, results of operations and prospects.

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

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021

Net cash used in operating activities	$(94,779)	$(59,832)
Net cash used in investing activities	(20,415)	(49,097)
Net cash provided by financing activities	17,462	125,804
Net (decrease) increase in cash, cash equivalents and restricted cash	$(97,732)	$16,875

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities in 2022, and 2021 in the amounts of $94.8 million, and $59.8 million, respectively. The cash used in operating activities in 2022 was due to cash used to fund a net loss of $107.8 million and an increase in working capital of $4.7 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, impairment of intangible assets, gain on remeasurement of future royalty liability and non-cash interest expense related to sale of future royalties. The cash used in operating activities in 2021 was due to cash used to fund a net loss of $70.5 million and an increase in working capital of $2.1 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $12.8 million.

Net Cash Used in Investing Activities

In 2022, we used $10.8 million to purchase marketable securities, net of maturities. In 2021, we used $4.8 million for a business acquisition and $39.1 million to purchase marketable securities, net of maturities. We used $9.6 million and $5.2 million in the years ended December 31, 2022 and 2021, respectively, to purchase property and equipment.

Net Cash Provided by Financing Activities

In 2022, we received $17.2 million from the sale of common stock under the September 2021 ATM and $0.2 million from the exercise of stock options. In 2021, we received $122.2 million from the sale of common stock under the October 2020 ATM, $1.9 million from the exercise of common stock warrants and $1.7 million from the exercise of stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2022 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$9,695	$95	$1,878	$3,415	$4,307
Operating Leases	29,392	4,072	8,569	10,102	6,649
Purchase Obligations	7,879	7,879	—	—	—
Total	$46,966	$12,046	$10,447	$13,517	$10,956

Long Term Debt, HCRP. Under an agreement executed in 2016, we are obligated to pay HCRP the first $3 million plus 15% of the next $1 million of royalty revenues that we earn for sales of Inavir in each year ending on March 31. See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for further details.

Operating leases. Operating lease amounts include future minimum lease payments under all our non-cancellable operating leases with an initial term in excess of one year, including a total of $13.0 million for one lease that has been executed and the majority of the leased space commenced. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 for further details.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized as of December 31, 2022 and 2021. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value, as reassessed as of December 31, 2022, is being amortized on a straight-line basis over the remaining period of future royalties of 6.9 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in 2022, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in 2022, a notional 10% decrease in expected volatility (from 126% to 113%) would have reduced the fair value and the related compensation expense by approximately 4.3%.

Risk-free interest rate – This is based on the U.S. Treasury yield curve on the measurement date corresponding with the expected term of the stock-based awards.

Expected dividend  – We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero.

Forfeiture rate – This is a measure of the amount of awards that are expected to not vest and is reassessed quarterly. An increase in the estimated forfeiture rate will cause a small decrease to the related compensation expense early in the service period, but since the final expense recorded for each award is the number of options vested times their grant date fair value, it has no impact on the total expense recorded.

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the issuance of new accounting standards in 2022, none of which have had, or are expected to have, a material impact on our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vaxart, Inc.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vaxart, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from and discussions with Company personnel and third-party service providers as to the progress or state of completion of trials, or the completion of services.

Given the number of ongoing preclinical study and clinical trial activities and the subjectivity involved in estimating clinical trial and manufacturing expenses, auditing the accrued clinical and manufacturing expenses involved especially subjective judgment, thereby causing us to determine that the matter is a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued preclinical studies, clinical trials and manufacturing expenses included the following, among others:

●	We tested the design, implementation and effectiveness of controls over the estimation of accrued preclinical studies, clinical trials and manufacturing expenses.

●	We obtained and read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto.

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

●

We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

o	Performed corroborating inquiries with Company clinical operations and manufacturing operations personnel.

o	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and third-party service providers).

o	Evaluated management’s judgments by comparing such judgments to the evidence obtained.

o	Obtained the listing of all contracts related to research and development expenses to evaluate the completeness of accruals.

o	Tested the mathematical accuracy of management’s calculation of clinical trial and manufacturing activities accruals in the consolidated financial statements.

Impairment of Intangible Asset and Revaluation of Liability Related to Sale of Future Royalties – Refer to Notes 2, 5 and 7 to the consolidated financial statements

Critical Audit Matter Description

Management utilizes expected future cash flow models as significant inputs into their assessment over the impairment of finite-lived intangible assets and in the determination of the liability related to the sale of future royalties pursuant to a Royalty Interest Acquisition Agreement with HCRP (the “HCRP Agreement”). These models are dependent upon management’s estimates of future cash flows and other factors, including future economic conditions. The Company’s consolidated balance for finite-lived intangible assets and liability related to sale of future royalties were $5.0 million and $5.7 million as of December 31, 2022, respectively. During the year ended December 31, 2022, the Company evaluated the finite-lived intangible assets and recognized impairment charges of $4.3 million. Additionally, the Company recorded a gain of $7.0 million on a revaluation of the liability related to the sale of future royalties. The impairment and revaluation were based on revised royalty projections and discount rate assumptions that were used in the impairment assessment of the intangible asset underlying the liability.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

San Francisco, California

March 15, 2023

PCAOB ID Number 100

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$46,013	$143,745
Short-term investments	49,704	22,742
Accounts receivable	20	71
Prepaid expenses and other current assets	3,714	2,609

Total current assets	99,451	169,167

Long-term investments	—	16,210
Property and equipment, net	15,585	6,601
Right-of-use assets, net	25,715	13,168
Intangible assets, net	5,020	10,624
Goodwill	4,508	4,508
Other long-term assets	3,568	890

Total assets	$153,847	$221,168

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,514	$3,872
Deferred grant revenue	2,000	—
Other accrued current liabilities	8,084	5,064
Current portion of operating lease liability	2,228	1,011
Current portion of liability related to sale of future royalties	95	836

Total current liabilities	17,921	10,783

Operating lease liability, net of current portion	19,477	11,997
Liability related to sale of future royalties, net of current portion	5,621	10,686
Other long-term liabilities	231	171

Total liabilities	43,250	33,637

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2022 or 2021	—	—
Common Stock: $0.0001 par value; 250,000,000 and 150,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 134,199,429 and 125,594,393 shares issued and outstanding as of December 31, 2022 and 2021, respectively	13	13
Additional paid-in capital	437,992	406,943
Accumulated deficit	(327,109)	(219,351)
Accumulated other comprehensive loss	(299)	(74)

Total stockholders’ equity	110,597	187,531

Total liabilities and stockholders’ equity	$153,847	$221,168

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Revenue:
Revenue from customer service contracts	$—	$13
Non-cash royalty revenue related to sale of future royalties	107	879

Total revenue	107	892

Operating expenses:
Research and development	81,054	48,749
General and administrative	29,386	21,890
Impairment of intangible assets	4,254	3,005

Total operating expenses	114,694	73,644

Operating loss	(114,587)	(72,752)

Other income (expense):
Interest income	1,247	81
Non-cash interest expense related to sale of future royalties	(1,305)	(1,480)
Gain on remeasurement of future royalty liability	6,960	3,789
Foreign exchange loss, net	(6)	(1)

Loss before income taxes	(107,691)	(70,363)

Provision for income taxes	67	107

Net loss	$(107,758)	$(70,470)

Net loss per share – basic and diluted	$(0.84)	$(0.58)

Shares used to compute net loss per share – basic and diluted	127,683,813	121,453,723

Comprehensive loss:
Net loss	$(107,758)	$(70,470)
Unrealized loss on available-for-sale investments, net of tax	(225)	(74)
Comprehensive loss	$(107,983)	$(70,544)

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of January 1, 2021	110,271,093	$11	$272,274	$(148,881)	$—	$123,404

Issuance of common stock under October 2021 ATM, net of offering costs of $5,752	13,239,839	2	122,208	—	—	122,210

Issuance of common stock upon exercise of common stock warrants	1,012,540	—	1,849	—	—	1,849

Issuance of common stock upon exercise of options	1,070,921	—	1,745	—	—	1,745

Stock-based compensation	—	—	8,867	—	—	8,867

Unrealized losses on available-for-sale investments	—	—	—	—	(74)	(74)

Net loss	—	—	—	(70,470)	—	(70,470)

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $786	8,419,700	—	17,237	—	—	17,237

Issuance of common stock upon exercise of common stock warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of options	180,336	—	223	—	—	223

Stock-based compensation	—	—	13,587	—	—	13,587

Unrealized losses on available-for-sale investments	—	—	—	—	(225)	(225)

Net loss	—	—	—	(107,758)	—	(107,758)

Balances as of December 31, 2022	134,199,429	$13	$437,992	$(327,109)	$(299)	$110,597

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(107,758)	$(70,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,805	4,208
Accretion of (discount) premium on investments	(163)	85
Impairment of intangible assets	4,254	3,005
Stock-based compensation	13,587	8,867
Gain on remeasurement of future royalty liability	(6,960)	(3,789)
Non-cash interest expense related to sale of future royalties	1,305	1,480
Non-cash revenue related to sale of future royalties	(151)	(1,098)
Change in operating assets and liabilities:
Accounts receivable	51	263
Prepaid expenses and other assets	(3,783)	(1,800)
Accounts payable	357	1,626
Deferred grant revenue	2,000	—
Accrued liabilities	(3,323)	(2,209)

Net cash used in operating activities	(94,779)	(59,832)

Cash flows from investing activities:
Purchase of property and equipment	(9,601)	(5,157)
Acquisition of business, net of cash acquired	—	(4,829)
Purchases of investments	(55,014)	(44,811)
Proceeds from maturities of investments	44,200	5,700

Net cash used in investing activities	(20,415)	(49,097)

Cash flows from financing activities:
Net proceeds from issuance of common stock through at-the-market facilities	17,237	122,210
Proceeds from issuance of common stock upon exercise of common stock warrants	2	1,849
Proceeds from issuance of common stock upon exercise of stock options	223	1,745

Net cash provided by financing activities	17,462	125,804

Net (decrease) increase in cash, cash equivalents and restricted cash	(97,732)	16,875

Cash, cash equivalents and restricted cash at beginning of the period	143,745	126,870

Cash, cash equivalents and restricted cash at end of the period	$46,013	$143,745

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$9,997	$8,395
Lease-related assets and liabilities derecognized on early termination and modification of leases	$—	$321
Acquisition of property and equipment included in accounts payable and accrued expenses	$1,803	$453

The following table presents a reconciliation of the Company's cash, cash equivalents and restricted cash in the Company's consolidated balance sheets:

	December 31,
	2022	2021
Cash and cash equivalents	$44,013	$143,745
Restricted cash	2,000	—
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$46,013	$143,745

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1.  Organization and Nature of Business

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

In the year ended December 31, 2021, the Company sold an additional 13,239,839 shares under the October 2020 ATM for gross proceeds of $127.9 million which, after deducting sales commissions and expenses, resulted in net proceeds under the October 2020 ATM of $122.2 million. As of  December 31, 2022 and 2021, a total of 13,932,490 shares had been issued and sold under the October 2020 ATM since its inception for gross proceeds of $133.4 million which, after deducting sales commissions and expenses, resulted in net proceeds of $127.1 million.

On September 13, 2021, the October 2020 ATM was terminated and on September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of December 31, 2022, 8,419,700 shares were issued and sold under the September 2021 ATM for gross proceeds of $18.0 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $17.2 million.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation, Liquidity and Going Concern – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), assuming the Company will continue as a going concern.

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants. At December 31, 2022, the Company had cash, cash equivalents, restricted cash, and investments of $95.7 million. A substantial doubt has been raised with regard to the ability of the Company to continue as a going concern as the Company experienced negative cash flow from operating activities of $94.8 million in 2022 and had no committed source of debt or equity financing.

Subsequent to December 31, 2022, the Company decided to prioritize development of its norovirus oral vaccine candidate (see Note 15). As a result of the prioritization, the Company projects it has enough cash runway into the second quarter of 2024.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. There can be no assurance that the Company will be successful raising additional capital in order to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Consolidation – The consolidated financial statements include the financial statements of Vaxart, Inc. and its subsidiaries. All significant transactions and balances between Vaxart, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including accrued clinical and manufacturing accruals described within this Note 2), revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results and outcomes could differ from these estimates and assumptions.

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

Cash, Cash Equivalents and Restricted Cash – The Company considers all highly liquid debt investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which may consist of amounts invested in money market funds, corporate bonds and commercial paper, are stated at fair value. The Company’s restricted cash includes refundable advance payments received as of December 31, 2022 and 2021 of $2.0 million and zero, respectively.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and available-for-sale investments. The Company places its cash, cash equivalents, restricted cash and available-for-sale investments at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash, cash equivalents and restricted cash to the extent such amounts are in excess of the federally insured limits. Losses incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.

Accounts Receivable – Accounts receivable arise from the Company’s royalty revenue receivable for sales, net of estimated returns, of Inavir and are reported at amounts expected to be collected in future periods. An allowance for uncollectible accounts will be recorded based on a combination of historical experience, aging analysis and information on specific accounts, with related amounts recorded as a reserve against revenue recognized. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has provided no allowance for uncollectible accounts as of December 31, 2022 and 2021.

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

Goodwill and Other Intangible Assets – Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, is not amortized. Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets with finite lives, for impairment in the fourth quarter of each year, and more frequently whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed its developed technology as impaired in the years ended December 31, 2022 and 2021 (see Note 7).

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

In 2022, the Company accepted a grant to perform research and development work for the Bill & Melinda Gates Foundation (BMGF). The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized no revenue from the BMGF Grant in the year ended December 31, 2022. The $2.0 million received from the BMGF is recorded as deferred grant revenue.

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

Stock-Based Compensation – Stock-based compensation arrangements include stock option grants and restricted stock units (“RSU”s) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (“ESPP”), through which employees may purchase our common stock at a discount to the market price. Stock-based compensation is measured at the grant date for all stock-based awards made to employees and non-employees based on the fair value of the awards, net of estimated forfeitures. Compensation expense for purchases under the ESPP is recognized based on the fair value of the award on the date of offering. The fair value of these awards is estimated using the Black-Scholes valuation model. The expected term of each option is estimated by taking the arithmetic average of its original contractual term and its average vesting term.

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without consideration of potential common shares.

Diluted net income (loss) per common share is computed giving effect to all potential dilutive common shares, comprising common stock issuable upon exercise of stock options, warrants, RSUs and ESPP. The Company uses the treasury-stock method to compute diluted income (loss) per share with respect to its stock options, warrants, RSUs and ESPP. For purposes of this calculation, options, warrants, RSUs and ESPP plan grants to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

Recent Accounting Pronouncements

The Company has reviewed all significant newly-issued accounting pronouncements that are not yet effective and concluded that they are either not applicable to its operations or their adoption will not have a material impact on its financial position or results of operations.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 3.  Business Combination

On November 30, 2021, the Company closed its acquisition of Kindred BioSciences, Inc.’s GMP manufacturing line in Burlingame, California in exchange for $4.8 million in cash. The transaction was accounted for as a business combination and the Company incurred transaction related expenses totaling $82,000, which were recorded within general and administrative expenses in the consolidated statement of operations in the year ended December 31, 2021.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  December 31, 2022 and 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Money market funds	$30,834	$—	$—	$30,834
U.S. Treasury securities	—	41,542	—	41,542
Commercial paper	—	5,674	—	5,674
Corporate debt securities	—	2,488	—	2,488

Total assets	$30,834	$49,704	$—	$80,538

	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets:
Money market funds	$70,978	$—	$—	$70,978
U.S. Treasury securities	—	24,997	—	24,997
Commercial paper	—	7,491	—	7,491
Corporate debt securities	—	6,464	—	6,464

Total assets	$70,978	$38,952	$—	$109,930

The Company held no financial liabilities measured on a recurring basis as of  December 31, 2022 or 2021, or in the years ended December 31, 2022 and 2021.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 5.  Balance Sheet Components

(a)     Cash, Cash Equivalents, Restricted Cash and Investments

Cash, cash equivalents, restricted cash and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash, Cash Equivalents	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments	Investments
December 31, 2022
Cash at banks	$15,179	$—	$—	$15,179	$15,179	$—	$—
Money market funds	30,834	—	—	30,834	30,834	—	—
U.S. Treasury securities	41,812	—	(270)	41,542	—	41,542	—
Commercial paper	2,488	—	—	2,488	—	2,488	—
Corporate debt securities	5,703	—	(29)	5,674	—	5,674	—
Total	$96,016	$—	$(299)	$95,717	$46,013	$49,704	$—

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments
December 31, 2021
Cash at banks	$72,767	$—	$—	$72,767	$72,767	$—	$—
Money market funds	70,978	—	—	70,978	70,978	—	—
U.S. Treasury securities	25,055	—	(58)	24,997	—	12,022	12,975
Commercial paper	7,491	—	—	7,491	—	7,491	—
Corporate debt securities	6,480	—	(16)	6,464	—	3,229	3,235
Total	$182,771	$—	$(74)	$182,697	$143,745	$22,742	$16,210

(b)     Accounts Receivable

Accounts receivable comprises royalties receivable of $20,000 and $71,000 as of  December 31, 2022 and 2021, respectively. The Company has provided no allowance for uncollectible accounts as of  December 31, 2022 and 2021.

(c)     Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021

Laboratory equipment	$12,035	$5,057
Office and computer equipment	1,078	481
Leasehold improvements	1,760	1,063
Construction in progress	3,984	1,305
Total property and equipment	18,857	7,906
Less: accumulated depreciation	(3,272)	(1,305)
Property and equipment, net	$15,585	$6,601

Depreciation expense was $1,967,000, and $732,000 the years ended December 31, 2022 and 2021, respectively. There were no impairments of the Company’s property and equipment recorded in the years ended  December 31, 2022 or 2021.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(d)     Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $25.7 million and $13.2 million as of  December 31, 2022 and 2021, respectively. The right of use of one of the Company’s leased premises in California commenced in 2022, resulting in an additional $15.0 million right of use asset recorded (see Note 8).

(e)     Intangible Assets, Net

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. As of December 31, 2022, developed technology and intellectual property had remaining lives of 6.9 and 5.0 years, respectively. Intangible assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021

Developed technology	$5,000	$10,600
Intellectual property	80	80
Total cost	5,080	10,680
Less: accumulated amortization	(60)	(56)
Intangible assets, net	$5,020	$10,624

Intangible asset amortization expense was $1.3 million and $1.7 million for the years ended  December 31, 2022 and 2021, respectively. Due to a decline in royalties earned since the outbreak of COVID-19 (see Note 7), developed technology was assessed as partially impaired as of December 31, 2022 and 2021, and accordingly impairment charges of $4.3 million and $3.0 million, respectively, were recorded within operating expenses.

As of December 31, 2022, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2023	$731
2024	731
2025	731
2026	731
2027	731
Thereafter	1,365
Total	$5,020

(f)     Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million for both years ended  December 31, 2022 and 2021. For the year ended December 31, 2022 there was no change in Goodwill and for the year ended December 31, 2021, the only activity was the 2021 acquisition as further described in Note 4. As of December 31, 2022 and 2021, there have been no indicators of impairment.

(g)     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021

Accrued compensation	$3,112	$2,786
Accrued clinical and manufacturing expenses	2,413	986
Accrued professional and consulting services	691	556
Accrued other expenses	1,868	736
Total	$8,084	$5,064

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 6.  Revenue

Royalty agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized in 2022 and 2021, was nil. In addition, the Company recognized non-cash royalty revenue related to sale of future royalties (see Note 7) of $107,000 and $879,000 in 2022 and 2021, respectively. Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $5,000 and $44,000 was included in income tax expense in the years ended December 31, 2022 and 2021, respectively.

NOTE 7.  Liabilities Related to Sale of Future Royalties

In April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “RIAA”) with HealthCare Royalty Partners III, L.P. ("HCRP"). Under the RIAA, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo. Per the terms of the RIAA, HCRP is entitled to the first $3.0 million plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by the Company.

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

The following table shows the activity within the liability account during the year ended December 31, 2022 (in thousands):

Total liability related to sale of future royalties, start of year	$11,522
Non-cash royalty revenue paid to HCRP	(151)
Non-cash interest expense recognized	1,305
Revaluation gain recognized	(6,960)
Total liability related to sale of future royalties, end of year	5,716
Current portion	(95)
Long-term portion	$5,621

Due to a decline in royalties earned since the outbreak of COVID-19, the amount expected to be payable to HCRP was revalued as of December 31, 2022 and 2021, and the resulting gain on revaluation of debt of $7.0 million and $3.8 million were recorded within other income and expenses, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 8.  Leases

The Company has obtained the right of use for office and manufacturing facilities under six operating lease agreements with initial terms exceeding one year and has two operating lease agreements for facilities and one for manufacturing equipment with initial terms of one year or less.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no additional extension option. The Company obtained the right of use of another property also located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In addition, in September 2021 the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. This lease includes a component for which tenant improvements that were substantially completed in the three months ended September 30, 2022, when the lease for this component was deemed to have commenced for accounting purposes. It also includes a component for which tenant improvements, estimated to cost approximately $2.3 million, are estimated to be completed in the first quarter of 2023. These will be recorded within right-of-use assets in the condensed consolidated balance sheet when they are substantially completed and this component of the lease is deemed to have commenced for accounting purposes. In addition, the Company had the right of use of a facility located in South San Francisco, California, under a lease that, following extensions, was terminated on December 31, 2022, with no extension option. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company also has the right of use of two facilities in Burlingame, California, under leases that terminate on  May 31, 2025, both of which have two 30-month extension options. The Company has also identified two short-term embedded leases for the rental of facilities in South San Francisco, California and Lodi, Wisconsin and one short-term lease for equipment. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

As of December 31, 2022, the weighted average discount rate for operating leases with initial terms of more than one year was 9.80% and the weighted average remaining term of these leases was 6.10 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  December 31, 2022 (in thousands):

Year Ending December 31,	Amount
2023	$4,072
2024	4,213
2025	4,356
2026	4,964
2027	5,138
Thereafter	6,649
Undiscounted total	29,392
Less: imputed interest	(7,687)
Present value of future minimum payments	21,705
Current portion of operating lease liability	(2,228)
Operating lease liability, net of current portion	$19,477

The Company has future obligations of $29.4 million for facilities. The Company presently has no finance leases.

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the years ended December 31, 2022 and 2021, including variable lease costs for one lease that has not yet commenced for accounting purposes (see below), are summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost
Operating lease cost	$4,159	$2,513
Short-term lease cost	436	340
Variable lease cost	1,312	1,233
Sublease income	-	(36)
Total lease cost	$5,907	$4,050

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 9.  Commitments and Contingencies

(a)     Purchase Commitments

As of December 31, 2022, the Company had approximately $7.9 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services and leasehold improvements which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 8 and a further commitment for an operating lease with unpaid rental payments totaling $0.4 million payable by March 31, 2029, which has been executed but has not yet commenced, for which we expect to spend a net total of approximately $2.3 million on leasehold improvements, of which $1.1 million has already been expended and $1.2 million is included within non-cancelable purchase commitments, which will be recorded as right-of-use assets when the lease commences.

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

(c)     Litigation

From time to time the Company may be involved in legal proceedings arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, is indeterminable to its consolidated financial condition or cash flows. However, any current or future dispute resolution or legal proceeding, regardless of the merits of any such proceeding, could result in substantial costs and a diversion of management’s attention and resources that are needed to run the Company successfully, and could have a material adverse impact on its business, financial condition and results of operations.

On August 4, 2020, a purported shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, entitled Godfrey v. Latour, et al. An amended complaint was filed on September 4, 2020 and the case was re-named Ennis v. Latour, et al. A second amended complaint was filed on November 25, 2020. A third amended complaint was filed on June 11, 2021. The third amended complaint named certain current and former Vaxart directors as defendants, asserting claims against them for breach of fiduciary duty, unjust enrichment, and waste and seeking, among other things, an award of unspecified damages, certain equitable relief, and attorneys’ fees and costs. The third amended complaint also asserted claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty against Armistice Capital, LLC (“Armistice”). The third amended complaint challenged certain stock options granted to certain of the Company’s officers and directors in June 2020; certain alleged statements and omissions made in the Company’s April 24, 2020, proxy statement; and certain amendments to two warrants held by Armistice, as disclosed on June 8, 2020. The third amended complaint purported to bring the lawsuit derivatively on behalf of and for the benefit of the Company and named the Company as a “nominal defendant” against which no damages were sought. On August 31, 2021, the Company and certain of its directors (the “Vaxart Defendants”), as well as all other defendants, filed demurrers to the third amended complaint. By Order dated November 17, 2022, the court sustained the defendants’ demurrers without leave to amend, and the time for plaintiffs to appeal has since lapsed.

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

On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed a first amended consolidated complaint, and on August 9, 2021, lead plaintiffs filed a corrected first amended consolidated complaint. The first amended consolidated complaint, as corrected, named certain of Vaxart’s current and former executive officers and directors, as well as Armistice, as defendants. It claimed three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The first amended consolidated complaint, as corrected, alleged that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint sought certification as a class action for similarly situated shareholders and sought, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. By Order dated December 22, 2021, the court granted the motion to dismiss by Armistice with leave to amend and otherwise denied the motions to dismiss. On July 27, 2022, lead plaintiffs filed a notice announcing that they had reached a partial settlement (the “Partial Settlement”) to resolve all claims against the Company and its current or former officers and/or directors in their capacity as officers and/or directors of the Company (the “Settling Defendants”). Pursuant to the Partial Settlement, the Company agreed to a settlement amount of $12.0 million with $2.0 million to be paid by the Company and the remainder to be paid by the Company’s insurers. On November 2, 2022, the Company paid the $2.0 million settlement amount with respect to the Putative Class Action pursuant to the terms of the settlement agreement reached in that case. On November 14, 2022, lead plaintiffs filed a second amended consolidated class action complaint that purported to include new allegations to support claims against Armistice. By Orders dated January 25, 2023, the court approved the Partial Settlement and entered judgment dismissing with prejudice all claims asserted in the Putative Class Action against the Settling Defendants.

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

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”). Because this complaint is nearly identical to an earlier version of a complaint filed in the Putative Class Action, the Opt-Out Action has been stayed while the Putative Class Action is pending.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

(b)     Common Stock

As of December 31, 2022, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2022, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2022	December 31, 2021

Options issued and outstanding	14,725,261	10,216,106
RSUs issued and outstanding	808,310	—
Available for future grants of equity awards	12,074,692	5,582,742
Common stock warrants	227,434	232,434
2022 Employee Stock Purchase Plan	1,800,000	—
Total	29,635,697	16,031,282

(c)     Warrants

The Company has the following warrants outstanding as of December 31, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date

Common Stock	44,148	$1.10	April 2024
Common Stock	26,515	$1.375	April 2024
Common Stock	29,150	$2.50	March 2025
Common Stock	100,532	$3.125	February 2025
Common Stock	16,175	$3.125	March 2024
Common Stock	10,914	$22.99	December 2026
Total	227,434

In the event of a Fundamental Transaction (a transfer of ownership of the Company as defined in the warrant) within the Company’s control, the holders of the unexercised common stock warrants exercisable for $1.10 and $2.50 and those exercisable for $3.125 expiring in February 2025 shall be entitled to receive cash consideration equal to a Black-Scholes valuation, as defined in the warrant. If such Fundamental Transaction is not within the Company’s control, the warrant holders would only be entitled to receive the same form of consideration (and in the same proportion) as the holders of the Company’s common stock, hence these warrants are classified as a component of permanent equity.

NOTE 11.  Equity Incentive Plans

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock. Following adoption of the 2019 Plan, all previous plans were frozen, and on forfeiture, cancellation and expiration, awards under those plans are not assumed by the 2019 Plan.

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

During the year ended December 31, 2022, the Company granted 850,061 RSUs  awards to employees which vest annually over four years, subject to each employee’s continued service relationship with the Company, and 29,500 RSUs to directors which vest annually over three years and 35,717 RSUs to directors which vest on the earlier of the day before the next annual meeting of stockholders and the anniversary of the grant date, subject to each director’s continued service on the Board. The related compensation cost, which is based on the grant date fair value of the Company’s common stock multiplied by the number of RSUs granted, is recognized, net of estimated forfeitures, as an expense ratably over the service period.

A summary of stock option and RSU transactions in each of the two years ended December 31, 2022 and 2021 is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Number of	RSU Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2021	1,230,863	6,813,033	$2.70	—	$—

Authorized under 2019 Plan Amendment	8,900,000	—	$—	—	$—
Granted	(5,178,438)	5,178,438	$7.09	—	$—
Exercised	—	(1,070,921)	$1.63	—	$—
Forfeited	630,317	(650,054)	$3.16	—	$—
Canceled	—	(54,390)	$11.98	—	$—

Balance at December 31, 2021	5,582,742	10,216,106	$4.96	—	$—

Authorized under 2019 Plan Amendment	12,000,000	—	$—	—	$—
Granted	(7,291,935)	6,376,657	$4.10	915,278	$3.58
Exercised	—	(180,336)	$1.24	—	$—
Forfeited	1,625,133	(1,518,230)	$6.19	(106,968)	$3.62
Canceled	158,752	(168,936)	$7.17	—	$—

Balance at December 31, 2022	12,074,692	14,725,261	$4.48	808,310	$3.57

As of December 31, 2022, there were 14,725,261 options outstanding with a weighted average exercise price of $4.48, a weighted average remaining term of 6.60 years and an aggregate intrinsic value of $148,000. Of these options, 5,881,798 were vested, with a weighted average exercise price of $3.88, a weighted average remaining term of 5.35 years and an aggregate intrinsic value of $133,000.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2022, based on the Company’s common stock closing price of $0.96, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The Company received $223,000 for the 180,336 options exercised during the year ended December 31, 2022, which had an intrinsic value of $481,000, $1.7 million for the 1,070,921 options exercised during the year ended December 31, 2021, which had an intrinsic value of $6.2 million.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The weighted average grant date fair value of options awarded in the years ended December 31, 2022 and 2021, was $4.10 and $6.49, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2022	2021

Risk-free interest rate	1.62% - 4.02%	0.91% - 1.35%
Expected term (in years)	5.42 - 6.08	5.44 - 6.08
Expected volatility	125% - 131%	122% - 131%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows (in thousands):

	Year Ended December 31,
	2022	2021

Research and development	$9,183	$4,304
General and administrative	4,404	4,563
Total stock-based compensation	$13,587	$8,867

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

As of December 31, 2022, the unrecognized stock-based compensation cost related to outstanding stock options and RSUs expected to vest was $28.1 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company reserved 1,800,000 shares of the Company’s common stock for purchase under the ESPP. The ESPP has a 6-month offering period comprised of one purchase period.  The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the 6-month offering period or the end of such offering period. No ESPP shares were issued or outstanding during the year ended December 31, 2022, accordingly 1,800,000 shares were available and reserved for issuance under the ESPP.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2022 was $0.46 per share, with the assumptions of 0.5 expected term (in years), 84.66% expected volatility, 4.60% risk-free interest rate, and 0% expected dividend yield. Stock-based compensation expense related to the ESPP for the year ended December 31, 2022 was nil.

NOTE 12.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $20,500 for calendar year 2022 and $19,500 for calendar year 2021. Employees age 50 or over may elect to contribute an additional $6,500 annually for 2022 and 2021.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2022 and 2021, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $658,000 and $288,000 in the years ended  December 31, 2022 and 2021, respectively. The costs of administering the Plan totaled $19,000 and $14,000 in the years ended December 31, 2022 and 2021, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021

Current:
Federal	$—	$—
State	3	1
Foreign	64	106

Total Current	67	107

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total Deferred	—	—

Provision for income taxes	$67	$107

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$39,822	$30,256
Research and development tax credits	7,943	4,923
Capitalized research and development	14,260	4,016
Sale of future royalties	2,886	5,826
Lease liability	4,581	3,184
Accruals, reserves and other	5,004	3,043
Total deferred tax assets	74,496	51,248
Valuation allowance	(66,323)	(42,589)
Deferred tax assets net of valuation allowance	8,173	8,659
Deferred tax liabilities:
Intangible assets	(2,614)	(5,410)
Right-of-use assets	(5,427)	(3,223)
Depreciation on property and equipment	(132)	(26)
Total deferred tax liabilities	(8,173)	(8,659)

Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes:

	Year Ended December 31,
	2022	2021

U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.1	4.0
Foreign rate differential	(0.3)	0.3
Permanently non-deductible items	(1.5)	0.2
Tax credits	3.0	3.4
Change in valuation allowance	(22.0)	(29.3)
Tax attributes write-off due to change in control	—	—
Prior year true-up	(0.2)	0.6
Other	(0.2)	(0.3)

Provision for income taxes	(0.1)%	(0.1)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2022 and 2021, respectively, primarily due to foreign income taxes being taxed at different rates, nondeductible expenses, research and development tax credits, and the change in valuation allowance.

As of December 31, 2022 and 2021, the Company had net operating loss (“NOL”) carryforwards of $162.1 million and $115.9 million for federal purposes, and $85.0 million and $84.8 million for state purposes, respectively. If not utilized, these carryforwards will begin to expire in 2024 for federal, and 2028 for state purposes.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2022, the Company also has accumulated tax losses of $6.2 million for Australia available for carryforward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of  December 31, 2022 and 2021, the Company had research and development tax credit carryforwards for federal purposes of $6.9 million and $3.1 million, respectively, and state research and development tax credit carryforwards of $7.0 million and $5.0 million, respectively.  The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2039.  The state research and development tax credit carryforwards do not expire.

Beginning on January 1, 2022, the Tax Cuts and Jobs Act (“the Act”), enacted in December 2017, eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and development expenditures over five and fifteen years, respectively. This legislation does not impact the Company's current tax obligations.

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

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2022 and 2021. The net change in total valuation allowance was an increase of approximately $23.7 million and $20.6 million for the years ended December 31, 2022 and 2021, respectively.

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $4.9 million and $2.4 million as of December 31, 2022 and 2021, respectively, of which none would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021

Beginning Balance	$2,422	$1,281
Additions based on tax positions related to the current year	2,589	1,132
Increase (decreases) related to prior years’ tax positions	(66)	9

Ending Balance	$4,945	$2,422

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2022 and 2021, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company files income tax returns in the U.S, Australia, as well as with various U.S. states.  The Company is subject to tax audits in all jurisdictions in which it files income tax returns. Tax audits by their very nature are often complex and can require several years to complete. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2017. Under the statute of limitations applicable to most state income tax laws, the Company is no longer subject to state income tax examinations by tax authorities for tax year before 2016 in states in which it has filed income tax returns. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2004 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company is subject to foreign tax examinations by tax authorities for fiscal year 2015 and forward.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 14.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021

Net loss	$(107,758)	$(70,470)

Shares used to compute net loss per share, basic and diluted	127,683,813	121,453,723

Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.58)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2022	2021

Options to purchase common stock	13,567,390	8,206,137
Restricted stock unit to purchase common stock	460,975	—
Warrants to purchase common stock	228,725	369,043
Employee Stock Purchase Plan	392,095	—

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	14,649,185	8,575,180

NOTE 15.  Subsequent Events

Since December 31, 2022, the Company has issued 1,362,220 shares of common stock under the September 2021 ATM (see Note 1) for net proceeds totaling $1.5 million through  March 14, 2023.

Changes in the status of litigation since December 31, 2022, are included in “Note 9. Commitments and Contingencies—(c) Litigation”.

In the first quarter of 2023, the Company decided to primarily focus on advancing its norovirus oral vaccine candidate and postponed initiating a SARS-CoV-2 human challenge study. The Company also implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 27% of the Company’s workforce.

In light of the recent situation affecting Silicon Valley Bank, N.A. (“SVB”), including the Federal Deposit Insurance Corporation takeover of SVB, the Company decided to move any cash or other deposits previously held at SVB to larger financial institutions. We have access to all of our cash and other deposits previously held at SVB. We do not anticipate any material impact on our financial condition or operations as a result of SVB’s circumstances.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (“Withum”), acquired certain assets of OUM & Co. LLP (“OUM”), the independent registered public accounting firm for the “Company” (the “Transaction”). As a result of this Transaction, on July 15, 2021, OUM resigned as the Company’s independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company’s new independent registered public accounting firm, effective July 15, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

Item 9B.  Other Information

Relocation of Headquarters

In December 2021, our board of directors approved the relocation of the Company’s corporate headquarters and principal executive offices to South Florida. The decision to move our corporate headquarters and principal executive offices to South Florida is driven by various considerations. Among other considerations, a majority of the Company’s executive officers and a majority of the Company’s directors reside on the East Coast, including Andrei Floroiu, the Company’s Chief Executive Officer. Our board of directors determined that a corporate headquarters on the East Coast would be more accessible for meetings among the Company’s management team and meetings of the board of directors. Additionally, our board of directors determined that a corporate headquarters on the East Coast could facilitate communications and other interactions with governmental agencies in Washington, D.C., investment banks and financial services providers in New York, and potential customers and strategic partners in the United States, Europe and the Middle East. We have not yet procured office space in South Florida and intend to provide an update on the location of our corporate headquarters when we have taken action.

Resignation of Todd C. Davis from the Board of Directors

On March 14, 2023, Todd C. Davis, Chair of the Company’s board of directors and a director of the Company, notified the Company of his resignation as Chair of the board of directors and as a director, effective as of March 17, 2023. Michael J. Finney was appointed to serve as Chair of the board of directors beginning on the date of Mr. Davis’s resignation. Mr. Davis’s decision to resign was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

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

The following documents are being filed with this Annual Report.

(1)	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

(2)

Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

(3)	Exhibits.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 9, 2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022
3.7	Amended and Restated By-laws of Vaxart, Inc., effective as of April 7, 2021	8-K	001-35285	3.1	April 13, 2021
4.1	Reference is made to Exhibits 3.1 to 3.7
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9	Form of Common Stock Warrant (March 2020)	8-K	001-35285	4.1	March 2, 2020
4.10	Form of Placement Agent Warrant (March 2020)	8-K	001-35285	4.2	March 2, 2020
4.11 *	Description of Securities of the Registrant
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16 #	Offer Letter, dated May 25, 2011, and Amendment to Offer Letter and Option Grant Agreement, dated October 1, 2011, by and between Vaxart, Inc. and Wouter W. Latour, M.D.	S-4/A	333-222009	10.25	December 29, 2017
10.17	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.18	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.19 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.20	Form of Sales Agreement dated December 19, 2018 by and between Vaxart, Inc. and B. Riley FBR, Inc.	S-3	333-228910	1.2	December 02, 2018
10.21	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.22	Engagement Letter, dated as of January 25, 2019, by and between Vaxart, Inc. and H.C. Wainwright & Co., LLC, as amended	8-K	001-35285	10.2	March 20, 2019
10.23	Form of Placement Agent Warrant (March 2019)	8-K	001-35285	10.3	March 20, 2019
10.24 #	2019 Equity Incentive Plan, as amended	8-K	001-35285	10.1	June 21, 2021
10.25 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-239727	10.2	July 7, 2020
10.26 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.27 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.28	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
10.29	Form of Securities Purchase Agreement, dated February 27, 2020, by and among Vaxart, Inc. and the Purchasers named therein	8-K	001-35285	10.1	March 2, 2020
10.30 #	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker	10-Q	001-35285	10.2	May 12, 2020
10.31 #	Offer Letter, dated March 26, 2018, by and between the Company and Margaret Echerd	10-Q	001-35285	10.3	May 12, 2020
10.32 #	Letter dated December 27, 2018, from the Company to Margaret Echerd	10-Q	001-35285	10.4	May 12, 2020
10.33 #	Separation Agreement, dated June 14, 2020, between Vaxart, Inc. and Wouter W. Latour, M.D.	8-K	001-35285	10.1	June 15, 2020
10.34 #	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	8-K	001-35285	10.2	June 15, 2020
10.35	Sales Agreement, dated July 8, 2020, by and between SVB Leerink LLC, B. Riley FBR, Inc. and Vaxart, Inc.	S-3ASR	333-239751	1.2	July 8, 2020
10.36 +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.4	November 12, 2020
10.37 +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.5	November 12, 2020
10.38 +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.6	November 12, 2020
10.39	Open Market Sale Agreement, dated October 13, 2020, by and between Vaxart, Inc., Jefferies LLC, and Piper Sandler & Co.	8-K	001-35285	1.1	October 14, 2020
10.40	Sublease Agreement dated November 16, 2020, by and between Vaxart, Inc. and Vera Therapeutics, Inc.	10-K	001-35285	10.40	February 25, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.41	Controlled Equity Offering Sales Agreement dated September 15, 2021, by and among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	8-K	001-35285	1.1	September 16, 2021
10.42	Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership	8-K	001-35285	10.1	September 21, 2021
10.43	Second Amendment to Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Healthpeak Properties, Inc.	8-K	001-35285	10.2	September 21, 2021
10.44 #	Offer Letter, dated August 16, 2021, by and between the Company and James Cummings MD	10-Q	001-35285	10.4	November 4, 2021
10.45 +	Asset Purchase Agreement, dated November 24, 2021, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-K	001-35285	10.45	February 24, 2022
10.46 #	Offer letter, dated January 18, 2022, by and between the Company and Edward Berg	10-K	001-35285	10.46	February 24, 2022
10.47 #	Non-Employee Director Compensation Program, effective as of April 1, 2022	10-Q	001-35285	10.2	May 9, 2022
10.48 #	Confidential Consulting Agreement between the Company and FLG Partners, LLC, effective as of April 20, 2022	8-K	001-35285	10.1	May 11, 2022
10.49 #	Consulting Services Agreement between the Company and Ms. Echerd, effective as of May 11, 2022	8-K	001-35285	10.2	May 11, 2022
10.50+	Pre-Challenge Study Services Agreement dated June 29, 2022, between the Company and hVIVO Services Limited	10-Q	001-35285	10.4	August 8, 2022
10.51#	2019 Equity Incentive Plan	8-K/A	001-35285	10.1	August 5, 2022
10.52#	2022 Employee Stock Purchase Plan	8-K/A	001-35285	10.2	August 5, 2022
10.53#*	Offer Letter, dated December 5, 2022, by and between the Company and Phillip Lee
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

VAXART, INC.

	By:	/s/ ANDREI FLOROIU
Date: March 15, 2023		Andrei Floroiu
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrei Floroiu and Phillip Lee, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ANDREI FLOROIU
Andrei Floroiu	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2023

/s/ PHILLIP LEE
Phillip Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023

/s/ TODD C. DAVIS
Todd C. Davis	Chairman of the Board	March 15, 2023

/s/ ELAINE J. HERON, Ph.D
Elaine J. Heron	Director	March 15, 2023

/s/ MICHAEL J. FINNEY
Michael J. Finney, Ph.D.	Director	March 15, 2023

/s/ DAVID WHEADON M.D.
David Wheadon M.D.	Director	March 15, 2023

/s/ W. MARK WATSON
W. Mark Watson	Director	March 15, 2023

/s/ ROBERT A. YEDID
Robert A. Yedid	Director	March 15, 2023