Form 10-Q
period 2023-03-31
Vaxart, Inc.
filed 2023-05-04
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The Registrant had 135,597,316 shares of common stock, $0.0001 par value, outstanding as of May 3, 2023.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended March 31, 2023, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2022. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

This Quarterly Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm our business, results of operations, financial condition and the market price of our common stock.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$48,434	$46,013
Short-term investments	23,377	49,704
Accounts receivable	264	20
Prepaid expenses and other current assets	3,755	3,714

Total current assets	75,830	99,451

Property and equipment, net	14,373	15,585
Right-of-use assets, net	27,843	25,715
Intangible assets, net	4,837	5,020
Goodwill	4,508	4,508
Other long-term assets	2,460	3,568

Total assets	$129,851	$153,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,882	$5,514
Deferred grant revenue	1,603	2,000
Other accrued current liabilities	6,977	8,084
Current portion of operating lease liability	2,344	2,228
Current portion of liability related to sale of future royalties	877	95

Total current liabilities	15,683	17,921

Operating lease liability, net of current portion	19,172	19,477
Liability related to sale of future royalties, net of current portion	4,997	5,621
Other long-term liabilities	246	231

Total liabilities	40,098	43,250

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 250,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 135,610,869 shares issued and 135,597,316 shares outstanding as of March 31, 2023 and 134,199,429 shares issued and outstanding as of December 31, 2022.	14	13
Additional paid-in capital	442,068	437,992
Treasury stock at cost, 13,553 shares and none as of March 31, 2023 and December 31, 2022, respectively	(10)	—
Accumulated deficit	(352,249)	(327,109)
Accumulated other comprehensive loss	(70)	(299)

Total stockholders’ equity	89,753	110,597

Total liabilities and stockholders’ equity	$129,851	$153,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Non-cash royalty revenue related to sale of future royalties	$278	$85
Grant revenue	397	—

Total revenue	675	85

Operating expenses:
Research and development	19,622	18,203
General and administrative	6,625	6,658

Total operating expenses	26,247	24,861

Operating loss	(25,572)	(24,776)

Other income (expense):
Interest income	642	35
Non-cash interest expense related to sale of future royalties	(178)	(340)
Foreign exchange loss, net	(3)	—

Loss before income taxes	(25,111)	(25,081)

Provision for income taxes	29	20

Net loss	$(25,140)	$(25,101)

Net loss per share - basic and diluted	$(0.19)	$(0.20)

Shares used to compute net loss per share - basic and diluted	135,213,196	125,795,255

Comprehensive loss:
Net loss	$(25,140)	$(25,101)
Unrealized gain (loss) on available-for-sale investments, net of tax	229	(235)
Comprehensive loss	$(24,911)	$(25,336)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2023:	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of December 31, 2022	134,199,429	$13	—	$-	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Stock-based compensation	—	—	—	—	2,647	—	—	2,647

Release of common stock for vested restricted stock units	49,220	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(13,553)	(10)	—	—	—	(10)

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	229	229

Net loss	—	—	—	—	—	(25,140)	—	(25,140)

Balances as of March 31, 2023	135,610,869	$14	(13,553)	$(10)	$442,068	$(352,249)	$(70)	$89,753

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended March 31, 2022:	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2020 ATM, net of offering costs of $314	216,000	—	992	—	—	992

Issuance of common stock upon exercise of stock options	30,418	—	48	—	—	48

Stock-based compensation	—	—	3,130	—	—	3,130

Unrealized losses on available-for-sale investments	—	—	—	—	(235)	(235)

Net loss	—	—	—	(25,101)	—	(25,101)

Balances as of March 31, 2022	125,840,811	$13	$411,113	$(244,452)	$(309)	$166,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(25,140)	$(25,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,062	1,131
Accretion of (discount) premium on investments	(144)	36
Stock-based compensation	2,647	3,130
Non-cash interest expense related to sale of future royalties	178	340
Non-cash revenue related to sale of future royalties	(20)	(71)
Change in operating assets and liabilities:
Accounts receivable	(244)	(10)
Prepaid expenses and other assets	1,067	(4,498)
Accounts payable	(270)	113
Deferred grant revenue	(397)	—
Other accrued liabilities	(4,199)	(183)

Net cash used in operating activities	(24,460)	(25,113)

Cash flows from investing activities:
Purchases of property and equipment	(1,239)	(1,346)
Purchases of investments	—	(8,522)
Proceeds from maturities of investments	26,700	13,600

Net cash provided by investing activities	25,461	3,732

Cash flows from financing activities:
Net proceeds from issuance of common stock through ATM facilities	1,430	992
Shares acquired to settle employee tax withholding liabilities	(10)	—
Proceeds from issuance of common stock upon exercise of stock options	—	48

Net cash provided by financing activities	1,420	1,040

Net increase (decrease) in cash, cash equivalents and restricted cash	2,421	(20,341)

Cash, cash equivalents and restricted cash at beginning of the period	46,013	143,745

Cash, cash equivalents and restricted cash at end of the period	$48,434	$123,404

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$296	$125
Acquisition of property and equipment included in accounts payable and accrued expenses	$246	$505

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

On  September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. During the three months ended  March 31, 2023, 1,362,220 shares were issued and sold under the September 2021 ATM for gross proceeds of $1.5 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $1.4 million. Since March 31, 2023, we have not raised any additional capital under the September 2021 ATM and we will not raise capital under the September 2021 ATM until the registration statement on Form S-3 (SEC File No. 333-270671) that we filed with the SEC on March 17, 2023, which includes the prospectus relating to the September 2021 ATM, is declared effective by the SEC.

The Company’s principal operations are based in South San Francisco, California, and it operates in one reportable segment, which is the discovery and development of oral recombinant protein vaccines, based on its proprietary oral vaccine platform.

NOTE 2.  Summary of Significant Accounting Policies

Basis of Presentation, Liquidity and Going Concern – The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC assuming the Company will continue as a going concern.

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants. At March 31, 2023, the Company had cash, cash equivalents, restricted cash, and investments of $71.8 million. A substantial doubt has been raised with regard to the ability of the Company to continue as a going concern for a period of one year after the date that the financial statements are issued as the Company is expected to generate operating losses and negative operating cash flows and had no committed source of debt or equity financing.

During the first quarter of 2023, the Company decided to primarily focus on advancing its norovirus oral vaccine candidate and postponed initiating a SARS-CoV-2 human challenge study. The Company also implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 27% of the Company’s workforce and severance costs of $732,000. The Company projects it has enough cash runway into the second quarter of 2024.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. The Company is currently not in compliance with the minimum bid price requirement for continued listing on Nasdaq and has been provided an initial compliance period until September 25, 2023 to regain compliance. The Company may be eligible for an additional 180 calendar days compliance period under certain circumstances. If the Company does not regain compliance during the compliance period, the Company’s common stock will be delisted from Nasdaq. The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. There can be no assurance that the Company will be successful raising additional capital. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. The Company has concluded, even without raising any additional capital, management’s plan to successfully reduce expenses is probable and sufficient to alleviate substantial doubt for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of March 31, 2023 and  December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets:
Money market funds	$38,179	$—	$—	$38,179
U.S. Treasury securities	—	21,379	—	21,379
Commercial paper	—	999	—	999
Corporate debt securities	—	999	—	999
Total	$38,179	$23,377	$—	$61,556

	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Money market funds	$30,834	$—	$—	$30,834
U.S. Treasury securities	—	41,542	—	41,542
Commercial paper	—	5,674	—	5,674
Corporate debt securities	—	2,488	—	2,488
Total	$30,834	$49,704	$—	$80,538

The Company held no recurring financial liabilities as of  March 31, 2023 or December 31, 2022, or in the three months ended March 31, 2023 or 2022.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents, Restricted Cash and Investments

Cash, cash equivalents, restricted cash and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash Equivalents	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments	Investments
March 31, 2023
Cash at banks	$10,255	$—	$—	$10,255	$10,255	$—	$—
Money market funds	38,179	—	—	38,179	38,179	—	—
U.S. Treasury securities	21,448	—	(69)	21,379	—	21,379	—
Commercial paper	999	—	—	999	—	999	—
Corporate debt securities	1,000	—	(1)	999	—	999	—
Total	$71,881	$—	$(70)	$71,811	$48,434	$23,377	$—

	Amortized	Gross Unrealized		Estimated	Cash and Cash Equivalents	Short-Term	Long-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments	Investments
December 31, 2022
Cash at banks	$15,179	$—	$—	$15,179	$15,179	$—	$—
Money market funds	30,834	—	—	30,834	30,834	—	—
U.S. Treasury securities	41,812	—	(270)	41,542	—	41,542	—
Commercial paper	2,488	—	—	2,488	—	2,488	—
Corporate debt securities	5,703	—	(29)	5,674	—	5,674	—
Total	$96,016	$—	$(299)	$95,717	$46,013	$49,704	$—

Cash and cash equivalents and restricted cash of $48.4 million as of March 31, 2023 and $46.0 million as of December 31, 2022, includes restricted cash of $1.6 million and $2.0 million, respectively.

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022

Laboratory equipment	$13,512	$12,035
Office and computer equipment	1,057	1,078
Leasehold improvements	3,494	1,760
Construction in progress	476	3,984
Total property and equipment	18,539	18,857
Less: accumulated depreciation	(4,166)	(3,272)
Property and equipment, net	$14,373	$15,585

Depreciation expense was $894,000 and $370,000 for the three months ended March 31, 2023 and 2022, respectively. There were no material impairments of the Company’s property and equipment recorded in the three months ended March 31, 2023 or 2022, respectively.

(c)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $27.8 million and $25.7 million as of March 31, 2023 and December 31, 2022, respectively. In September 2021, the Company executed a lease for a facility in South San Francisco, California with an initial term expiring on March 31, 2029.  The lease has two separate components, one commenced in the third quarter of 2022 and the other the first quarter of 2023 resulting in an additional $15.0 million and $3.1 million, respectively, of right-of-use assets.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(d)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. As of March 31, 2023, developed technology and intellectual property had remaining lives of 6.6 and 4.75 years, respectively. As of March 31, 2023, there have been no indicators of impairment. Intangible assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(243)	(60)
Intangible assets, net	$4,837	$5,020

Intangible asset amortization expense for the three months ended March 31, 2023 and 2022, was $183,000 and $338,000, respectively.

As of March 31, 2023, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2023 (nine months remaining)	$548
2024	731
2025	731
2026	731
2027	731
Thereafter	1,365
Total	$4,837

(e)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of March 31, 2023 and December 31, 2022. As of March 31, 2023, there have been no indicators of impairment.

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Accrued compensation	$2,865	$3,112
Accrued clinical and manufacturing expenses	1,497	2,413
Accrued professional and consulting services	524	691
Other liabilities, current portion	2,091	1,868
Total	$6,977	$8,084

NOTE 5.  Revenue

Royalty Agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized in the three months ended March 31, 2023 and 2022, was nil. In addition, the Company recognized non-cash royalty revenue related to sale of future royalties (see Note 6) of $278,000 and $85,000 in the three months ended March 31, 2023 and 2022, respectively. Both royalty revenue and the non-cash royalty revenue related to sale of future royalties are subject to a 5% withholding tax in Japan, for which $14,000 and $4,000 was included in income tax expense in the three months ended March 31, 2023 and 2022, respectively.

Grant Revenue

In November 2022, the Company accepted a grant to perform research and development work for the Bill & Melinda Gates Foundation ("BMGF") and received $2.0 million in advance that was recorded as restricted cash and deferred revenue.  The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized $397,000 revenue from the BMGF Grant in the three-months ended March 31, 2023.  As of March 31, 2023 and December 31, 2022, restricted cash and deferred revenue were $1.6 million and $2.0 million, respectively.

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

The following table shows the activity within the liability account during the three months ended March 31, 2023 (in thousands):

Total liability related to sale of future royalties, start of period	$5,716
Non-cash royalty revenue paid to HCRP	(20)
Non-cash interest expense recognized	178
Total liability related to sale of future royalties, end of period	5,874
Current portion	(877)
Long-term portion	$4,997

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under seven operating lease agreements with initial terms exceeding one year and has one operating lease agreements for facilities and one for manufacturing equipment with initial terms of one year or less. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

In  September 2021 the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on  March 31, 2029. This lease has two separate components, one commenced in the third quarter of 2022 and the other in the first quarter of 2023 resulting in an additional right of use asset $15.0 million and $3.1 million respectively.

As of March 31, 2023, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 5.9 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  March 31, 2023 (in thousands):

Year Ending December 31,
2023 (nine months remaining)	$3,117
2024	4,275
2025	4,421
2026	4,975
2027	5,205
Thereafter	6,797
Undiscounted total	28,790
Less: imputed interest	(7,274)
Present value of future minimum payments	21,516
Current portion of operating lease liability	(2,344)
Operating lease liability, net of current portion	$19,172

The Company presently has no finance leases and no future obligations under operating leases with initial terms of one year or less.

The Company is also required to pay for operating expenses related to the leased space, which were $2.0 million and $1.1 million for the three months ended March 31, 2023 and 2022. The operating expenses are incurred separately and were not included in the present value of lease payments.

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$1,510	$719
Short-term lease cost	21	118
Variable lease cost	511	265
Total lease cost	$2,042	$1,102

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of March 31, 2023, the Company had approximately $7.8 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year.

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2023, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of March 31, 2023, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2023	December 31, 2022

Options issued and outstanding	19,305,219	14,725,261
RSUs issued and outstanding	3,708,708	808,310
Available for future grants of equity awards	4,540,768	12,074,692
Common stock warrants	227,434	227,434
2022 Employee Stock Purchase Plan	1,800,000	1,800,000
Total	29,582,129	29,635,697

(c)	Warrants

The following warrants were outstanding as of March 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

A summary of stock option and RSU transactions in the three months ended March 31, 2023, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2023	12,074,692	14,725,261	$4.48	808,310	$3.57
Granted	(10,071,992)	6,960,943	$0.78	3,111,049	$0.78
Exercised	—	—	$—	—	$—
Released	—	—	$—	(49,220)	$5.09
Forfeited	1,887,633	(1,726,202)	$5.43	(161,431)	$3.49
Canceled	650,435	(654,783)	$3.72	—	$—

Balance at March 31, 2023	4,540,768	19,305,219	$3.09	3,708,708	$1.21

As of March 31, 2023, there were 19,305,219 options outstanding with a weighted average exercise price of $3.09, a weighted average remaining term of 8.28 years and an aggregate intrinsic value of $72,000. Of these options, 6,185,977 were vested, with a weighted average exercise price of $4.11, a weighted average remaining term of 6.06 years and an aggregate intrinsic value of $64,000.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of March 31, 2023, based on the Company’s common stock closing price of $0.76, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

There were no options exercised during the three months ended March 31, 2023. The Company received $48,000 for the 30,418 options exercised during the three months ended March 31, 2022, which had an intrinsic value of $101,000.

The weighted average grant date fair value of options awarded in the three months ended March 31, 2023 and 2022, was $0.78 and $4.48, respectively. Their fair values were estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022

Risk-free interest rate	3.45% - 3.56%	1.62% - 2.55%
Expected term (in years)	6.00	6.02 - 6.08
Expected volatility	128%	125% - 126%
Dividend yield	—%	—%

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Research and development	$1,372	$2,027
General and administrative	1,275	1,103
Total stock-based compensation	$2,647	$3,130

As of March 31, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $28.1 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company reserved 1,800,000 shares of the Company’s common stock for purchase under the ESPP. The ESPP has a 6-month offering period comprised of one purchase period.  The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the 6-month offering period or the end of such offering period. No ESPP shares were issued or outstanding during the three months ended March 31, 2023, accordingly 1,800,000 shares were available and reserved for issuance under the ESPP.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2022 was $0.46 per share, with the assumptions of 0.5 expected term (in years), 84.66% expected volatility, 4.60% risk-free interest rate, and 0% expected dividend yield. Stock-based compensation expense related to the ESPP for the three months ended March 31, 2023 was $100,000. As of March 31, 2023, the unrecognized stock-based compensation cost related to outstanding ESPP expected to be recognized is $50,000 by May 2023.

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022

Net loss	$(25,140)	$(25,101)

Shares used to compute net loss per share – basic and diluted	135,213,196	125,795,255

Net loss per share – basic and diluted	$(0.19)	$(0.20)

No adjustment has been made to the net loss in the three months ended March 31, 2023 or 2022, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended March 31,
	2023	2022

Options to purchase common stock	14,436,046	10,903,711

Restricted stock units to purchase common stock	1,218,200	10,917

Warrants to purchase common stock	227,434	232,434

Employee Stock Purchase Plan	433,328	—

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	16,315,008	11,147,062

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We are currently conducting additional Phase 2 clinical trials with our norovirus vaccine candidates. The first trial, which was initiated in early 2022, is a Phase 2 norovirus challenge study which will evaluate safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine candidate compared to a placebo control post norovirus challenge.  In 2023, Vaxart expanded the ongoing Phase 2 GI.1 norovirus challenge study to include additional challenge cohorts. Vaxart believes the increased dataset will improve the likelihood of identifying a correlate of protection between immune responses to the vaccine and a reduction in risk of norovirus infection and/or acute gastroenteritis. Vaxart expects that identifying novel correlate(s) of protection may reduce the size and duration of a Phase 3 trial. Top-line data from this trial is expected in the third quarter of 2023. The second clinical trial, initiated in early 2023, is a Phase 2 multi-center, placebo-controlled dose-ranging trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine candidate in subjects aged 18 years and older. Top-line data from this Phase 2 clinical trial is expected in the middle of 2023, and the study is designed to allow us to select the dose that we intend to use in Phase 3. Upon dose selection, a follow-on Phase 2 study will enroll an estimated 500 subjects which we expect will generate sufficient safety data at the selected dose to enable us to have an end of Phase 2 meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

●	Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the CDC, an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. By April 13, 2023, more than 762 million COVID-19 cases had been identified globally, including in the United States, where the CDC had reported over 104 million infections and one million deaths. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread and remains a public health threat, not least due to the continuing emergence of new variants.

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

In June 2022, we announced a partnership with hVivo Services Limited (“hVIVO”) to test a Vaxart COVID-19 vaccine candidate for efficacy in a SARS-CoV-2 human challenge study. Subsequently in the first quarter of 2023, we decided to postpone initiating the SARS-CoV-2 human challenge study. As we advance new vaccine candidates, we will determine the best development plan, which may include a human challenge study.

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

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. Approximately 350 million cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza in the United States has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

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

On October 2018, we presented data from the study demonstrating that our vaccine candidate elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccine candidates. This data also indicates that our vaccine candidates provide protection by inducing mucosal immunity (the first line of defense against mucosal infections such as flu, norovirus and RSV), marking what could be a key advantage over injectable vaccines.

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

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). We pay HCRP the first $3 million plus 15% of the next $1 million of royalties earned in annual periods ending on March 31. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. The estimated future benefit was remeasured as of December 31, 2022 and 2021 when the fair value was estimated to be $5.7 million and $11.5 million, respectively, resulting in a revaluation gain of $7.0 million in the year ended December 31, 2022 and $3.8 million in the year ended December 31, 2021. Even though we do not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Grant Revenue

In November 2022, the Company accepted a grant to perform research and development work for the Bill & Melinda Gates Foundation ("BMGF") and received $2.0 million in advance that was recorded as restricted cash and deferred revenue.  The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized $397,000 revenue from the BMGF Grant in the three-months ended March 31, 2023.  As of March 31, 2023 and December 31, 2022, restricted cash and deferred revenue were $1.6 million and $2.0 million, respectively.

Research and Development Expenses

Research and development expenses represent costs incurred on conducting research, such as developing our tablet vaccine platform, and supporting preclinical and clinical development activities of our tablet vaccine candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;

●	expenses incurred under agreements with contract research organizations (“CROs”), that conduct clinical trials on our behalf;

●	expenses incurred under agreements with contract manufacturing organizations (“CMOs”), that manufacture product used in the clinical trials;

●	expenses incurred in procuring materials and for analytical and release testing services required to produce vaccine candidates used in clinical trials;

●	process development expenses incurred internally and externally to improve the efficiency and yield of the bulk vaccine and tablet manufacturing activities

●	laboratory supplies and vendor expenses related to preclinical research activities;

●	consultant expenses for services supporting our clinical, regulatory and manufacturing activities; and

●	facilities, depreciation and allocated overhead expenses.

We do not allocate our internal expenses to specific programs. Our employees and other internal resources are not directly tied to any one research program and are typically deployed across multiple projects. Internal research and development expenses are presented as one total.

We have incurred significant external costs for CROs that conduct clinical trials on our behalf, and for CMOs that manufacture our tablet vaccine candidates, although these costs have decreased since 2022 since we now perform the majority of our manufacturing activities in-house. We have captured these external costs for each vaccine program. We do not allocate external costs incurred on preclinical research or process development to specific programs.

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended March 31,
	2023	2022
External program costs:
Norovirus program	$2,704	$2,199
COVID-19 program	1,678	1,530
Preclinical research	465	460
Process development	520	610
Total external costs	5,367	4,799
Internal costs	14,255	13,404
Total research and development	$19,622	$18,203

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

Results of Operations

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change

Revenue	$675	$85	694%

Operating expenses	26,247	24,861	6%

Operating loss	(25,572)	(24,776)	3%

Net non-operating income (expense)	461	(305)	(251)%

Loss before income taxes	(25,111)	(25,081)	0%

Provision for income taxes	29	20	45%

Net loss	$(25,140)	$(25,101)	0%

Total Revenue

	Three Months Ended March 31, 2023
	2023	2022	% Change
Non-cash royalty revenue related to sale of future royalties	$278	$85	227%
Grant revenue	397	—	100%
Total revenue	$675	$85	694%

Non-cash Royalty Revenue Related to Sale of Future Royalties

Non-cash royalty revenue related to sale of future royalties for the three months ended March 31, 2023 and 2022, was $278,000 and $85,000, respectively. The increase was due to an increase in sales of Inavir in Japan. Non-cash royalty revenue of up to $3.3 million may be earned each year ending March 31. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters.

Grant Revenue

The Company recognized $397,000 revenue from the Bill and Melinda Gates Foundation Grant in the three-months ended March 31, 2023.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Research and development	$19,622	$18,203	8%
General and administrative	6,625	6,658	(0)%
Total operating expenses	$26,247	$24,861	6%

Research and Development

For the three months ended March 31,2023, research and development expenses increased by $1.4 million, or 8%, compared to the three months ended March 31,2022. The increase is primarily due to increases in personnel related costs including the reduction in workforce and increased clinical trial expenses related to our norovirus vaccine candidates.

We expect to incur significant research and development expenses for manufacturing and clinical trials related to our norovirus vaccine candidates in 2023.

General and Administrative

For the three months ended March 31, 2023, general and administrative expenses remained almost flat, due to an increase in personnel costs including the workforce reduction and legal fees offset mainly by decreases in D&O insurance and consulting expenses resulting in a reduction of $33,000 as compared to the three months ended March 31, 2022.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three months ended March 31, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Interest income	$642	$35	1,734%
Non-cash interest expense related to sale of future royalties	(178)	(340)	(48)%
Foreign exchange loss, net	(3)	—	(100)%
Net non-operating income (expense)	$461	$(305)	(251)%

For the three months ended March 31, 2023, we recorded interest income of $642,000, a 1,734% increase from the $35,000 interest income recorded in the three months ended March 31, 2022. The increase is due to an increase in interest rates on our cash, cash equivalents, restricted cash and marketable securities.

Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $178,000 in the three months ended March 31, 2023, down from the $340,000 in the three months ended March 31, 2022, as the outstanding balance due to HCRP has been paid down and remeasured. We project a further reduction in 2023 following the revaluation of our liability to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three months ended March 31, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	% Change
Foreign withholding tax on royalty revenue	$14	$4	250%
Foreign taxes payable on intercompany interest	15	14	7%
State income taxes	—	2	(100)%
Provision for income taxes	$29	$20	45%

The provision for income taxes comprises $29,000 and $20,000 in the three months ended March 31, 2023 and 2022, respectively. The tax charge relates primarily to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP, and has declined in line with reductions in royalty revenue.

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

As of March 31, 2023, we had received net proceeds of $1.4 million from the sale of common stock under the September 2021 ATM and there is approximately $79.0 million in net proceeds still available to us. Since March 31, 2023, we have not raised any additional capital under the September 2021 ATM and we will not raise capital under the September 2021 ATM until the registration statement on Form S-3 (SEC File No. 333-270671) that we filed with the SEC on March 17, 2023, which includes the prospectus relating to the September 2021 ATM, is declared effective by the SEC.

As of March 31, 2023, we had approximately $71.8 million of cash, cash equivalents, restricted cash and marketable securities. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

Management intends on completing additional financing transactions in the next twelve months. The sale of additional equity would result in additional dilution to our stockholders. We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine candidates. We may be able to fund certain activities with assistance from government programs. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financing transactions.  If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. We have concluded our plan to successfully reduce expenses is probable and sufficient to alleviate substantial doubt for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	our ability to stay listed on Nasdaq; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(24,460)	$(25,113)
Net cash provided by investing activities	25,461	3,732
Net cash provided by financing activities	1,420	1,040

Net increase (decrease) in cash, cash equivalents and restricted cash	$2,421	$(20,341)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the three months ended March 31, 2023 and 2022, in the amounts of $24.5 million and $25.1 million, respectively. The cash used in operating activities in the three months ended March 31, 2023, was due to cash used to fund a net loss of $25.1 million and a decrease in working capital of $4.0 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, discount of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.7 million. The cash used in operating activities in the three months ended March 31, 2022, was due to cash used to fund a net loss of $25.1 million and a decrease in working capital of $4.6 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $4.6 million.

Net Cash Provided by Investing Activities

In the three months ended March 31, 2023, we received $26.7 million from maturities of marketable securities, net of purchases, and used $1.2 million to purchase property and equipment. In the three months ended March 31, 2022, we received $5.1 million from maturities of marketable securities, net of purchases, and used $1.3 million to purchase property and equipment.

Net Cash Provided by Financing Activities

In the three months ended March 31, 2023, we received net proceeds of $1.4 million from the sale of common stock under the September 2021 ATM. In the three months ended March 31, 2022, we received $992,000 from the sale of common stock under the September 2021 ATM and $48,000 from the exercise of stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of March 31, 2023 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$9,899	$877	$2,218	$3,706	$3,098
Operating Leases	28,790	3,117	8,696	10,180	6,797
Purchase Obligations	7,800	7,800	—	—	—
Total	$46,489	$11,794	$10,914	$13,886	$9,895

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

Shared based payment arrangements. Beginning in 2022, we have shifted from awarding options only to issuing a mixture of options and restricted stock units (“RSUs”) to our employees. As of March 31, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $28.1 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years. See Note 10 for further details on stock-based compensation expense recognized.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized as of December 31, 2022. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value, as reassessed as of December 31, 2022, is being amortized on a straight-line basis over the remaining period of future royalties of 6.6 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in three months ended March 31, 2023, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in three months ended March 31, 2023, a notional 10% decrease in expected volatility (from 128% to 115%) would have reduced the fair value and the related compensation expense by approximately 4.2%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first three months of 2023, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of March 31, 2023, we had cash, cash equivalents, restricted cash and investments of approximately $71.8 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission on March 15, 2023, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2022. We have marked with an asterisk (*) those risks described below that reflect additions to the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022.

* Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Department of The Nasdaq Stock Market on March 27, 2023. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until September 25, 2023, to regain compliance with the minimum bid price requirement. The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff stated that it will provide the Company with a written confirmation of compliance and the matter will be closed. However, under Nasdaq Listing Rule 5810(c)(3)(A), the Nasdaq staff may exercise its discretion to extend this ten day period as discussed in Rule 5810(c)(3)(H).

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the $1.00 minimum bid price requirement) and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, the Staff stated that it will provide us with written notification that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. Further, if our common stock were to be delisted from The Nasdaq Capital Market, our common stock would cease to be recognized as a covered security and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

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

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” as defined by relevant SEC rules. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 2, 2023, the Company’s board of directors approved and adopted a new Code of Conduct applicable to all directors, officers, and employees of the Company. As described in the Code of Conduct, the Company also expects its agents and representatives, including consultants, to observe the Code of Ethics’s standards when conducting business with and for the Company. The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by reference to the full text of the Code of Ethics, a copy of which is filed herewith as Exhibit 14.1 and incorporated herein by reference.

On May 2, 2023, the Company’s board of directors approved an amendment to Mr. Floroiu’s offer letter dated as of June 14, 2020 (the “CEO Offer Letter”).  The amendment increases his “Non-CiC Severance Period”, as defined in the Vaxart, Inc. Severance Benefit Plan (the “Severance Plan”) from 3 months to 6 months, and increases his “CiC Severance Period”, as defined in the Severance Plan, from 6 months to 12 months. In addition, the Company’s board of directors amended the Severance Plan, which provides severance protections to our officers, including our named executive officers, to clarify that the “Non-CiC Severance Period”, as defined in the Severance Plan, is 6 months for all participants, and that the “CiC Severance Period”, as defined in the Severance Plan, is 12 months for all participants. The amendment to the Severance Plan did not increase the severance multiples applicable to our named executive officers other than the Chief Executive Officer.

The foregoing descriptions are qualified in their entirety by reference to the amendments to the CEO Offer Letter and the Severance Plan, copies of which are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

Item 6.  Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.4	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1 *	Amendment to Letter Agreement dated May 2, 2023 between Andrei Floroiu and Vaxart, Inc.

10.2 #*	Amendment to the Vaxart, Inc. Severance Benefit Plan dated May 2, 2023

14.1 *	Code of Conduct

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

VAXART, INC.

Dated: May 4, 2023	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2023	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)