Form 10-Q
period 2023-06-30
Vaxart, Inc.
filed 2023-08-03
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The Registrant had 151,968,311 shares of common stock, $0.0001 par value, outstanding as of August 2, 2023.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended June 30, 2023, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$43,277	$46,013
Short-term investments	24,628	49,704
Accounts receivable	29	20
Prepaid expenses and other current assets	3,327	3,714

Total current assets	71,261	99,451

Property and equipment, net	13,918	15,585
Right-of-use assets, net	26,804	25,715
Intangible assets, net	4,654	5,020
Goodwill	4,508	4,508
Other long-term assets	1,508	3,568

Total assets	$122,653	$153,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,199	$5,514
Deferred grant revenue	275	2,000
Other accrued current liabilities	6,050	8,084
Current portion of operating lease liability	2,430	2,228
Current portion of liability related to sale of future royalties	929	95

Total current liabilities	13,883	17,921

Operating lease liability, net of current portion	18,566	19,477
Liability related to sale of future royalties, net of current portion	4,869	5,621
Other long-term liabilities	262	231

Total liabilities	37,580	43,250

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 152,016,238 shares issued and 151,982,992 shares outstanding as of June 30, 2023 and 134,199,429 shares issued and outstanding as of December 31, 2022.	15	13
Additional paid-in capital	459,912	437,992
Treasury stock at cost, 33,246 shares and none as of June 30, 2023 and December 31, 2022, respectively	(31)	—
Accumulated deficit	(374,799)	(327,109)
Accumulated other comprehensive loss	(24)	(299)

Total stockholders’ equity	85,073	110,597

Total liabilities and stockholders’ equity	$122,653	$153,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Non-cash royalty revenue related to sale of future royalties	$30	$—	$308	$85
Grant revenue	1,328	—	1,725	—

Total revenue	1,358	—	2,033	85

Operating expenses:
Research and development	18,813	19,926	38,435	38,129
General and administrative	5,598	9,321	12,223	15,979

Total operating expenses	24,411	29,247	50,658	54,108

Operating loss	(23,053)	(29,247)	(48,625)	(54,023)

Other income (expense):
Interest income	711	157	1,353	192
Non-cash interest expense related to sale of future royalties	(188)	(323)	(366)	(663)
Foreign exchange loss, net	(1)	(2)	(4)	(2)

Loss before income taxes	(22,531)	(29,415)	(47,642)	(54,496)

Provision for income taxes	19	15	48	35

Net loss	$(22,550)	$(29,430)	$(47,690)	$(54,531)

Net loss per share - basic and diluted	$(0.16)	$(0.23)	$(0.35)	$(0.43)

Shares used to compute net loss per share - basic and diluted	139,594,238	126,428,298	137,403,416	126,111,777

Comprehensive loss:
Net loss	$(22,550)	$(29,430)	$(47,690)	$(54,531)
Unrealized gain (loss) on available-for-sale investments, net of tax	46	(100)	275	(335)
Comprehensive loss	$(22,504)	$(29,530)	$(47,415)	$(54,866)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2023:	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of March 31, 2023	135,610,869	$14	(13,553)	$(10)	$442,068	$(352,249)	$(70)	$89,753

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1	—	—	13,602	—	—	13,603

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	301,061	—	—	—	298	—	—	298

Stock-based compensation	—	—	—	—	3,927	—	—	3,927

Release of common stock for vested restricted stock units	49,588	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(19,693)	(21)	—	—	—	(21)

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	46	46

Net loss	—	—	—	—	—	(22,550)	—	(22,550)

Balances as of June 30, 2023	152,016,238	$15	(33,246)	$(31)	$459,912	$(374,799)	$(24)	$85,073

Six Months Ended June 30, 2023:

Balances as of December 31, 2022	134,199,429	$13	—	$—	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1	—	—	13,602	—	—	13,603

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	301,061	—	—	—	298	—	—	298

Stock-based compensation	—	—	—	—	6,574	—	—	6,574

Release of common stock for vested restricted stock units	98,808	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(33,246)	(31)	—	—	—	(31)

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	275	275

Net loss	—	—	—	—	—	(47,690)	—	(47,690)

Balances as of June 30, 2023	152,016,238	$15	(33,246)	$(31)	$459,912	$(374,799)	$(24)	$85,073

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended June 30, 2022:	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of March 31, 2022	125,840,811	$13	$411,113	$(244,452)	$(309)	$166,365

Issuance of common stock under September 2021 ATM, net of offering costs of $108	560,000	—	2,805	—	—	2,805

Issuance of common stock upon exercise of warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of stock options	40,225	—	31	—	—	31

Stock-based compensation	—	—	3,421	—	—	3,421

Unrealized losses on available-for-sale investments	—	—	—	—	(100)	(100)

Net loss	—	—	—	(29,430)	—	(29,430)

Balances as of June 30, 2022	126,446,036	$13	$417,372	$(273,882)	$(409)	$143,094

Six Months Ended June 30, 2022:

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $422	776,000	—	3,797	—	—	3,797

Issuance of common stock upon exercise of warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of stock options	70,643	—	79	—	—	79

Stock-based compensation	—	—	6,551	—	—	6,551

Unrealized losses on available-for-sale investments	—	—	—	—	(335)	(335)

Net loss	—	—	—	(54,531)	—	(54,531)

Balances as of June 30, 2022	126,446,036	$13	$417,372	$(273,882)	$(409)	$143,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(47,690)	$(54,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,228	2,352
Accretion of (discount) premium on investments	(220)	70
Stock-based compensation	6,574	6,551
Non-cash interest expense related to sale of future royalties	370	663
Non-cash revenue related to sale of future royalties	(288)	(152)
Change in operating assets and liabilities:
Accounts receivable	(9)	71
Prepaid expenses and other assets	2,447	(10,243)
Accounts payable	105	1,147
Deferred grant revenue	(1,725)	—
Other accrued liabilities	(5,723)	3,060

Net cash used in operating activities	(41,931)	(51,012)

Cash flows from investing activities:
Purchases of property and equipment	(1,693)	(3,672)
Purchases of investments	(22,629)	(17,471)
Proceeds from maturities of investments	48,200	16,000

Net cash provided by (used in) investing activities	23,878	(5,143)

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	13,603	—
Net proceeds from issuance of common stock through at-the-market facility	1,430	3,797
Proceeds from issuance of common stock upon exercise of warrants	—	2
Shares acquired to settle employee tax withholding liabilities	(31)	—
Proceeds from issuance of common stock upon exercise of stock options	17	79
Proceeds from issuance of common stock employee stock purchase plan	298	—

Net cash provided by financing activities	15,317	3,878

Net decrease in cash, cash equivalents and restricted cash	(2,736)	(52,277)

Cash, cash equivalents and restricted cash at beginning of the period	46,013	143,745

Cash, cash equivalents and restricted cash at end of the period	$43,277	$91,468

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$296	$125
Acquisition of property and equipment included in accounts payable and accrued expenses	$281	$333

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

In June 2023, Vaxart completed an underwritten public offering (the “June 2023 Offering”) in which 16,000,000 shares of its common stock were sold at an offering price of $0.8680 per share pursuant to the Company’s effective shelf registration statement on Form S-3 (the “2023 Shelf Registration”). The net proceeds from the June 2023 Offering were $13.6 million after deducting underwriting discounts and commission and estimated offering expenses payable by Vaxart.

On  September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) on September 16, 2021, and a subsequent prospectus supplement with the SEC on May 9, 2023, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares.

During the six months ended  June 30, 2023, 1,362,220 shares were issued and sold under the September 2021 ATM for gross proceeds of $1.5 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $1.4 million. Since June 30, 2023, we have not raised any additional capital under the September 2021 ATM.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants. As of  June 30, 2023, the Company had cash, cash equivalents, restricted cash, and investments of $67.9 million. A substantial doubt has been raised with regard to the ability of the Company to continue as a going concern for a period of one year after the date that the financial statements are issued as the Company is expected to generate operating losses and negative operating cash flows and had no committed source of debt or equity financing.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. The Company is currently not in compliance with the minimum bid price requirement for continued listing on Nasdaq and has been provided an initial compliance period until January 17, 2024, to regain compliance. The Company may be eligible for an additional 180 calendar days compliance period under certain circumstances. If the Company does not regain compliance during the compliance period, the Company’s common stock will be delisted from Nasdaq. The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. There can be no assurance that the Company will be successful raising additional capital.

Based on management's current plan, the Company expects to have enough cash runway into the third quarter of 2024. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. The Company has concluded, even without raising any additional capital, management’s plan to successfully reduce expenses is probable and sufficient to alleviate substantial doubt for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

VAXART, INC.

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

NOTE 3.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, marketable securities, accounts receivable and accounts payable that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of June 30, 2023 and  December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets:
Money market funds	$38,032	$—	$—	$38,032
U.S. Treasury securities	—	24,628	—	24,628
Total	$38,032	$24,628	$—	$62,660

	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Money market funds	$30,834	$—	$—	$30,834
U.S. Treasury securities	—	41,542	—	41,542
Commercial paper	—	5,674	—	5,674
Corporate debt securities	—	2,488	—	2,488
Total	$30,834	$49,704	$—	$80,538

The Company held no recurring financial liabilities as of  June 30, 2023 or December 31, 2022, or in the six months ended June 30, 2023 or 2022.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents, Restricted Cash and Investments

Cash, cash equivalents, restricted cash and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash Equivalents	Short-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments
June 30, 2023
Cash at banks	$5,245	$—	$—	$5,245	$5,245	$—
Money market funds	38,032	—	—	38,032	38,032	—
U.S. Treasury securities	24,652	—	(24)	24,628	—	24,628
Total	$67,929	$—	$(24)	$67,905	$43,277	$24,628

	Amortized	Gross Unrealized		Estimated	Cash and Cash Equivalents	Short-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments
December 31, 2022
Cash at banks	$15,179	$—	$—	$15,179	$15,179	$—
Money market funds	30,834	—	—	30,834	30,834	—
U.S. Treasury securities	41,812	—	(270)	41,542	—	41,542
Commercial paper	2,488	—	—	2,488	—	2,488
Corporate debt securities	5,703	—	(29)	5,674	—	5,674
Total	$96,016	$—	$(299)	$95,717	$46,013	$49,704

Cash and cash equivalents and restricted cash of $43.3 million as of June 30, 2023 and $46.0 million as of December 31, 2022, includes restricted cash of $0.3 million and $2.0 million, respectively.

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022

Laboratory equipment	$13,707	$12,035
Office and computer equipment	1,074	1,078
Leasehold improvements	3,571	1,760
Construction in progress	676	3,984
Total property and equipment	19,028	18,857
Less: accumulated depreciation	(5,110)	(3,272)
Property and equipment, net	$13,918	$15,585

Depreciation expense was $944,000 and $447,000 for the three months ended June 30, 2023 and 2022, respectively, and $1,838,000 and $817,000 for the six months ended  June 30, 2023 and 2022, respectively. There were no material impairments of the Company’s property and equipment recorded in the six months ended June 30, 2023 or 2022, respectively.

(c)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $26.8 million and $25.7 million as of June 30, 2023 and December 31, 2022, respectively.

(d)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. As of June 30, 2023, developed technology and intellectual property had remaining lives of 6.4 and 4.50 years, respectively. As of June 30, 2023, there have been no indicators of impairment. Intangible assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(426)	(60)
Intangible assets, net	$4,654	$5,020

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible asset amortization expense for the three months ended June 30, 2023 and 2022, was $183,000 and $337,000, respectively, and for the six months ended June 30, 2023 and 2022, $366,000 and $675,000 respectively.

As of June 30, 2023, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2023 (six months remaining)	$365
2024	731
2025	731
2026	731
2027	731
Thereafter	1,365
Total	$4,654

(e)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of June 30, 2023 and December 31, 2022. As of June 30, 2023, there have been no indicators of impairment.

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Accrued compensation	$4,149	$3,112
Accrued clinical and manufacturing expenses	547	2,413
Accrued professional and consulting services	283	691
Other liabilities, current portion	1,071	1,868
Total	$6,050	$8,084

NOTE 5.  Revenue

Royalty Agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized in the six months ended June 30, 2023 and 2022, was nil. In addition, the Company recognized non-cash royalty revenue related to sale of future royalties (see Note 6) of $30,000 and nil in the three months ended June 30, 2023 and 2022, respectively, and $308,000 and $85,000 in the six months ended June 30, 2023 and 2022, respectively. Both royalty revenue and the non-cash royalty revenue related to sale of future royalties are subject to a 5% withholding tax in Japan, for which $1,000 and nil was included in income tax expense in the three months ended June 30, 2023 and 2022, respectively, and $15,000 and $4,000 in the six months ended June 30, 2023 and 2022, respectively.

Grant Revenue

In November 2022, the Company accepted a grant (the “BMGF Grant”) to perform research and development work for the Bill & Melinda Gates Foundation ( “BMGF”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue.  The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of $1.3 million and $1.7 million in the three and six months ended June 30, 2023, respectively. As of June 30, 2023, and December 31, 2022, restricted cash and deferred revenue were $0.3 million and $2.0 million, respectively.

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table shows the activity within the liability account during the six months ended June 30, 2023 (in thousands):

Total liability related to sale of future royalties, start of period	$5,716
Non-cash royalty revenue paid to HCRP	(288)
Non-cash interest expense recognized	370
Total liability related to sale of future royalties, end of period	5,798
Current portion	(929)
Long-term portion	$4,869

NOTE 7.  Leases

The Company has obtained the right of use for office and manufacturing facilities under seven operating lease agreements with initial terms exceeding one year and has one operating lease agreement for facilities and one for manufacturing equipment with initial terms of one year or less. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.

In  September 2021, the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on  March 31, 2029. This lease has two separate components, one commenced in the third quarter of 2022 and the other in the first quarter of 2023 resulting in an additional right of use asset $15.0 million and $3.1 million, respectively.

As of June 30, 2023, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 5.6 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  June 30, 2023 (in thousands):

Year Ending December 31,
2023 (six months remaining)	$2,082
2024	4,275
2025	4,421
2026	4,975
2027	5,205
Thereafter	6,797
Undiscounted total	27,755
Less: imputed interest	(6,759)
Present value of future minimum payments	20,996
Current portion of operating lease liability	(2,430)
Operating lease liability, net of current portion	$18,566

The Company presently has no finance leases and no future obligations under operating leases with initial terms of one year or less.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company is also required to pay for operating expenses related to the leased space, which were $2.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three and six months ended June 30, 2023, and 2022 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,553	$731	$3,063	$1,450
Short-term lease cost	10	100	31	218
Variable lease cost	431	264	942	529
Total lease cost	$1,994	$1,095	$4,036	$2,197

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of June 30, 2023, the Company had approximately $5.9 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year.

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

On January 8, 2021, a purported shareholder, Phillip Chan, commenced a pro se lawsuit in the U.S. District Court for the Northern District of California titled Chan v. Vaxart, Inc. et al. (the “Opt-Out Action”), opting out of the consolidated Himmelberg v. Vaxart, Inc. et al. and Hovhannisyan v. Vaxart, Inc. et al. class actions, (together, the “Putative Class Action”). Because this complaint is nearly identical to an earlier version of a complaint filed in the Putative Class Action, the Opt-Out Action has been stayed while the Putative Class Action is pending.

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

As of June 30, 2023, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of June 30, 2023, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2023	December 31, 2022

Options issued and outstanding	18,241,039	14,725,261
RSUs issued and outstanding	3,695,851	808,310
Available for future grants of equity awards	5,335,541	12,074,692
Common stock warrants	227,434	227,434
2022 Employee Stock Purchase Plan	1,498,939	1,800,000
Total	28,998,804	29,635,697

In June 2023, Vaxart completed an underwritten public offering in which 16,000,000 shares of its common stock were sold at an offering price of $0.8680 per share pursuant to the Company’s effective 2023 Shelf Registration. The net proceeds from the June 2023 Offering were $13.6 million after deducting underwriting discounts and commission and estimated offering expenses payable by Vaxart.  The June 2023 Offering included a 30-day option to purchase up to an additional 2,400,000 common shares at the offering price of $0.8680 per share which expired in July 2023.

(c)	Warrants

The following warrants were outstanding as of June 30, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 10.  Equity Incentive Plans

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock. Following adoption of the 2019 Plan, all previous plans were frozen, and on forfeiture, cancellation and expiration, awards under those plans are not assumed by the 2019 Plan.

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

A summary of stock option and RSU transactions in the six months ended June 30, 2023, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2023	12,074,692	14,725,261	$4.48	808,310	$3.57
Granted	(10,577,320)	7,363,849	$0.78	3,213,471	$0.78
Exercised	—	(54,720)	$0.31	—	$—
Released	—	—	$—	(98,808)	$4.13
Forfeited	2,147,228	(1,920,106)	$5.24	(227,122)	$2.90
Canceled	1,690,941	(1,873,245)	$4.43	—	$—

Balance at June 30, 2023	5,335,541	18,241,039	$2.92	3,695,851	$1.17

As of June 30, 2023, there were 18,241,039 options outstanding with a weighted average exercise price of $2.92, a weighted average remaining term of 8.62 years and an aggregate intrinsic value of $43,000. Of these options, 5,691,080 were vested, with a weighted average exercise price of $4.05, a weighted average remaining term of 7.30 years and an aggregate intrinsic value of $40,000.

The Company received $17,000 for the 54,720 options exercised during the six months ended June 30, 2023, which had an intrinsic value of $31,000 and received $79,000 for the 70,643 options exercised during the six months ended  June 30, 2022, which had an intrinsic value of $225,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of June 30, 2023, based on the Company’s common stock closing price of $0.73, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the six months ended June 30, 2023 and 2022, was $0.78 and $3.98, respectively. Their fair values were estimated using the following assumptions:

	Six Months Ended June 30,
	2023	2022

Risk-free interest rate	3.45% - 3.86%	1.62% - 3.03%
Expected term (in years)	6.00	6.02 - 6.08
Expected volatility	128%-130%	125% - 126%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research and development	$2,366	$2,383	$3,738	$4,410
General and administrative	1,561	1,038	2,836	2,141
Total stock-based compensation	$3,927	$3,421	$6,574	$6,551

As of June 30, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $24.5 million, which the Company expects to recognize over an estimated weighted average period of 2.4 years.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company reserved 1,800,000 shares of the Company’s common stock for purchase under the ESPP. The ESPP has a six-month offering period comprised of one purchase period.  The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the six months ended June 30, 2023, the Company received $298,000 and issued 301,061 shares under the ESPP. As of June 30, 2023, 1,498,939 shares are available and reserved for future issuance under the ESPP.

The estimated fair value used for the six-month offering period beginning June 1, 2023 and ending November 30, 2023, was $0.54 per share. The estimated fair value used for the six-month offering period beginning December 1, 2022 and ending May 31, 2023 was $0.46 per share.  Stock-based compensation expense related to the ESPP for the six months ended June 30, 2023, was $182,000. As of June 30, 2023, the unrecognized stock-based compensation cost related to outstanding ESPP expected to be recognized is $166,000 by November 2023. The fair value of the ESPP shares was estimated using the Black-Scholes option pricing model using the following assumptions:

	Six-Month Offering Period Ending November 30, 2023	Six-Month Offering Period Ending May 31, 2023

Risk-free interest rate	5.37%	4.60%
Expected term (in years)	0.5	0.5
Expected volatility	98.55%	84.66%
Dividend yield	—%	—%

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(22,550)	$(29,430)	$(47,690)	$(54,531)

Shares used to compute net loss per share – basic and diluted	139,594,238	126,428,298	137,403,416	126,111,777

Net loss per share – basic and diluted	$(0.16)	$(0.23)	$(0.35)	$(0.43)

No adjustment has been made to the net loss in the three and six months ended June 30, 2023 or 2022, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Options to purchase common stock	18,469,856	13,873,456	16,452,951	12,388,584

Restricted stock units to purchase common stock	3,672,594	389,638	2,445,397	200,277

Warrants to purchase common stock	227,434	227,599	227,434	230,016

Employee Stock Purchase Plan	368,335	—	400,832	—

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	22,738,219	14,490,693	19,526,614	12,818,877

Note 12. Subsequent Events

The June 2023 Offering included a 30-day option to purchase up to an additional 2,400,000 common shares at the offering price of $0.8680 per share which expired in July 2023. See Note 9. Shareholder’s Equity for further information on the June 2023 Offering.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including norovirus (a widespread cause of acute gastro-intestinal enteritis), SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), and seasonal influenza. In July 2023, we announced our Phase 2 dose-ranging study evaluating the safety and immunogenicity of our bivalent GI.1 and GII.4 norovirus vaccine candidate met all primary endpoints based on preliminary top-line data. A Phase 2 challenge study evaluating safety and clinical efficacy of our GI.1 norovirus vaccine candidate is currently ongoing.  We have completed a Phase 1 clinical trial for our first COVID-19 vaccine candidate and reported that the study met its primary and secondary endpoints. The first part of a Phase 2 study with our second COVID-19 vaccine candidate that commenced in late 2021 has been completed. We have also initiated preclinical work on novel COVID-19 vaccine constructs that seek to create a potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV). Data indicating that our monovalent H1 influenza vaccine candidate protected participants against H1 influenza infection as well as a leading marketed injectable vaccine in a Phase 2 challenge study was published in 2020 (Lancet ID). In addition, we have generated preclinical data for a prophylactic vaccine candidate targeting respiratory syncytial virus (“RSV”) (a common cause of respiratory tract infection) and of our first therapeutic vaccine candidate targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

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

In early 2023, we initiated a Phase 2 multi-center, placebo-controlled dose-ranging trial evaluating the safety and immunogenicity of Vaxart’s bivalent norovirus vaccine candidate in subjects aged 18 years and older. In July 2023, we announced this study met all primary endpoints and our bivalent norovirus vaccine candidate was well-tolerated with robust immunogenicity based on preliminary top-line data. Preliminary results showed robust increases in serum antibody responses across both doses at Day 29 relative to Day 1. Placebo subjects did not have a measurable increase in the antibody response.  Mucosal and cell-based assay data are expected in the second half of 2023. The vaccine candidate also had a favorable safety profile that included no vaccine-related serious adverse events and no dose limiting toxicity. Adverse event rates for both doses were similar to placebo.

We are currently conducting a Phase 2 norovirus challenge study to evaluate the safety, immunogenicity and clinical efficacy of a norovirus GI.1 vaccine candidate compared to a placebo control post norovirus challenge.  In 2023, Vaxart expanded the ongoing Phase 2 GI.1 norovirus challenge study to include additional challenge cohorts. Vaxart believes the increased dataset will improve the likelihood of identifying a correlate of protection between immune responses to the vaccine and a reduction in risk of norovirus infection and/or acute gastroenteritis. Vaxart expects that identifying novel correlate(s) of protection may reduce the size and duration of a Phase 3 trial. Top-line data from this trial is expected in the third quarter of 2023.

Upon selecting a dose for our bivalent norovirus vaccine candidate, a follow-on Phase 2 study will enroll an estimated 500 subjects which we expect will generate sufficient safety data at the selected dose to enable us to have an end of Phase 2 meeting with the FDA to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

●	Coronavirus Vaccine. COVID-19, a severe respiratory tract infection caused by the virus SARS-CoV-2, is a major cause of hospitalization and death in the U.S. and worldwide. According to the CDC, an outbreak of COVID-19 began in Wuhan, China, in late 2019 and rapidly spread worldwide. By June 2023, more than 765 million COVID-19 cases had been identified globally. While most COVID-19 restrictions, such as stay-at-home orders, have been lifted, COVID-19 continues to spread and remains a public health threat, not least due to the continuing emergence of new variants.

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

An IND for VXA-CoV2-1.1-S was cleared by the FDA in July 2021. We initiated dosing with this candidate in a two-part Phase 2 clinical study in October 2021, with approximately 896 participants planned for enrollment utilizing a two-part study design. The first part of the study (“Part 1”) planned enrollment of 48 participants aged 18 to 55 and 48 participants aged 56 to 75, in order to further evaluate safety and immunogenicity and to assess optimal dosage. Further, half the subjects in the trial would be prior vaccinated (have received two doses of an mRNA vaccine) to test the ability of VXA-CoV2-1.1-S to boost immune responses and enhance variant-specific cross-reactivity, and half the subjects would be naïve to prior vaccinations. The purpose of the study was to evaluate safety and immunogenicity and to assess optimal dosage. Upon dose selection from Part 1, the second part of the study (“Part 2”) planned enrollment of approximately 800 subjects aged 18 to 75. Part 2 was designed to test preliminary vaccine efficacy to protect against SARS-CoV-2 infection. Part 1 has been completed. The actual enrollment of participants for Part 1 was less than planned due to the inability to identify and enroll vaccine-naïve individuals in a timely manner. Top-line data from this portion of the trial was announced in September 2022, indicating that the primary and secondary endpoints were both met. VXA-CoV2-1.1-S was able to boost the serum antibody responses for volunteers that previously received an mRNA vaccine (either Pfizer/BioNTech or Moderna). Serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778, a fold rise of 1.6. Volunteers that had lower starting titers had larger increases than subjects that had higher titers. There were also substantial increases in the neutralizing antibody responses to the SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay. Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects.  Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5, SARS-CoV-1, and MERS-CoV, demonstrating the cross-reactive nature of these immune readouts. Vaxart is not proceeding with Part 2.

We have initiated preclinical work on novel vaccine constructs that seek to create more potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV). As described in the preceding paragraph, Vaxart’s clinical data demonstrated that it is possible to induce cross-reactive antibodies to multiple SARS-CoV-2 strains as well as SARS-CoV-1 and MERS-CoV at mucosal surfaces.

The Company remains engaged in discussions with regulatory agencies, governments, non-governmental organizations and other potential strategic parties to determine the best way to progress its pan-betacoronavirus vaccine program.

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

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness and even death. An estimated one billion cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year. Very young children and the elderly are at the greatest risk. In the United States, between 5% and 20% of the population contracts influenza, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year, with up to 90% of the influenza-related deaths occurring in adults older than 65. The total economic burden of seasonal influenza in the United States has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

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

Antivirals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued independent clinical development of. However, for one of these, Vapendavir, we entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) in July 2021, permitting Altesa to develop and commercialize this capsid-binding broad spectrum antiviral. In May 2022, Altesa announced its intention to initiate clinical trials.

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

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). We pay HCRP the first $3 million plus 15% of the next $1 million of royalties earned in annual periods ending on March 31. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. The estimated future benefit was remeasured as of December 31, 2022, when the fair value was estimated to be $5.7 million, resulting in a revaluation gain of $7.0 million in the year ended December 31, 2022. Even though we do not retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Grant Revenue

In November 2022, the Company accepted a grant (the “BMGF Grant”) to perform research and development work for the Bill & Melinda Gates Foundation (“BMGF”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue.  The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of $1.3 million in the three-months ended June 30, 2023 and $1.7 million in the six-months ended June 30, 2023.  As of June 30, 2023 and December 31, 2022, restricted cash and deferred revenue were $0.3 million and $2.0 million, respectively.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
External program costs:
Norovirus program	$4,713	$1,539	$7,417	$3,738
COVID-19 program	314	1,427	1,992	2,957
Other programs	—	119	—	119
Preclinical research	165	490	630	950
Process development	264	576	784	1,186
Total external costs	5,456	4,151	10,823	8,950
Internal costs	13,357	15,775	27,612	29,179
Total research and development	$18,813	$19,926	$38,435	$38,129

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

Results of Operations

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

Revenue	$1,358	$—	100%	$2,033	$85	2,292%

Operating expenses	24,411	29,247	(17)%	50,658	54,108	(6)%

Operating loss	(23,053)	(29,247)	(21)%	(48,625)	(54,023)	(10)%

Net non-operating income (expense)	522	(168)	(411)%	983	(473)	(308)%

Loss before income taxes	(22,531)	(29,415)	(23)%	(47,642)	(54,496)	(13)%

Provision for income taxes	19	15	27%	48	35	37%

Net loss	$(22,550)	$(29,430)	(23)%	$(47,690)	$(54,531)	(13)%

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	2023	2022	% Change	2023	2022	% Change
Non-cash royalty revenue related to sale of future royalties	$30	$—	100%	$308	$85	262%
Grant revenue	1,328	—	100%	$1,725	$—	100%
Total revenue	$1,358	$—	100%	$2,033	$85	2,292%

Non-cash Royalty Revenue Related to Sale of Future Royalties

Non-cash royalty revenue related to sale of future royalties for the three months ended June 30, 2023 and 2022, was $30,000 and nil, respectively, and for the three months ended June 30, 2023 and 2022, was $308,000 and $85,000, respectively. The increase was due to an increase in sales of Inavir in Japan. Non-cash royalty revenue of up to $3.3 million may be earned each year ending March 31. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters.

Grant Revenue

The Company recognized revenue from the Bill and Melinda Gates Foundation Grant of $1.3 million and $1.7 million in the three months and six months ended June 30, 2023, respectively.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$18,813	$19,926	(6)%	$38,435	$38,129	1%
General and administrative	5,598	9,321	(40)%	12,223	15,979	(24)%
Total operating expenses	$24,411	$29,247	(17)%	$50,658	$54,108	(6)%

Research and Development

For the three months ended June 30,2023, research and development expenses decreased by $1.1 million, or 6%, compared to the three months ended June 30,2022. The decrease is primarily due to decreases in manufacturing costs, personnel related costs and clinical trial expenses related to our COVID-19 vaccine candidates, partially offset by increased clinical trial expenses related to our norovirus vaccine candidates.

For the six months ended June 30, 2023, research and development expenses increased by $306,000, or 1%, compared to the six months ended June 30, 2022. The increase is primarily due to increased clinical trial expenses related to our norovirus vaccine candidates, partially offset primarily by decreases in manufacturing costs, personnel costs and clinical trial expenses related to our COVID-19 vaccine candidates.

General and Administrative

For the three months ended June 30, 2023, general and administrative expenses decreased by $3.7 million, or 40%, compared to the three months ended June 30, 2022. The decrease is primarily due to a decrease in litigation settlement cost, legal and professional fees and directors' and officers' insurance, partially offset by an increase in personnel stock-based costs.

For the six months ended June 30, 2023, general and administrative expenses decreased by $3.8 million, or 24%, compared to the six months ended June 30, 2022. The decrease is due to a decrease in litigation settlement cost, legal and professional fees and directors' and officers' insurance, partially offset by an increase in personnel stock-based costs.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Interest income	$711	$157	353%	$1,353	$192	605%
Non-cash interest expense related to sale of future royalties	(188)	(323)	(42)%	(366)	(663)	(45)%
Foreign exchange loss, net	(1)	(2)	(50)%	(4)	(2)	100%
Net non-operating income (expense)	$522	$(168)	(411)%	$983	$(473)	(308)%

For the three months ended June 30, 2023, we recorded interest income of $711,000, a 353% increase from the $157,000 interest income recorded in the three months ended June 30, 2022. For the six months ended June 30, 2023, we recorded interest income of $1.4 million, a 605% increase from the $192,000 interest income recorded in the six months ended June 30, 2022. The increase is due to an increase in interest rates on our cash, cash equivalents, restricted cash and marketable securities.

Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $188,000 in the three months ended June 30, 2023, down from the $323,000 in the three months ended June 30, 2022, and $366,000 in the six months ended June 30, 2023, down from the $663,000 in the six months ended June 30, 2022, as the outstanding balance due to HCRP has been paid down and remeasured. We project a further reduction in 2023 following the December 2022 revaluation of our liability to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Foreign withholding tax on royalty revenue	$1	$—	100%	$15	$4	275%
Foreign taxes payable on intercompany interest	15	15	—%	30	29	3%
State income taxes	3	—	100%	3	2	50%
Provision for income taxes	$19	$15	27%	$48	$35	37%

The provision for income taxes comprises $19,000 and $15,000 in the three months ended June 30, 2023 and 2022, respectively, and $48,000 and $35,000 in the six months ended June 30, 2023 and 2022, respectively. The tax charge relates primarily to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP, and has declined in line with reductions in royalty revenue.

Liquidity and Capital Resources

Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements.

In June 2023, Vaxart completed an underwritten public offering (the “June 2023 Offering”) in which 16,000,000 shares of its common stock were sold at an offering price of $0.8680 per share. The net proceeds from the June 2023 Offering were $13.6 million after deducting underwriting discounts and commission and estimated offering expenses payable by Vaxart.

In September 2021, we entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), under which we may offer and sell, from time to time through sales agents, shares of our common stock having an aggregate offering price of up to $100 million. We will incur direct expenses and pay sales commissions of up to 3.0% of gross proceeds from the sale of shares under the September 2021 ATM.

As of June 30, 2023, we had received net proceeds of $1.4 million from the sale of common stock under the September 2021 ATM and there is approximately $79.0 million in net proceeds still available to us. Since June 30, 2023, we have not raised any additional capital under the September 2021 ATM.

As of June 30, 2023, we had approximately $67.9 million of cash, cash equivalents, restricted cash and marketable securities. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

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

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	our ability to stay listed on Nasdaq; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(41,931)	$(51,012)
Net cash provided by (used in) investing activities	23,878	(5,143)
Net cash provided by financing activities	15,317	3,878

Net decrease in cash, cash equivalents and restricted cash	$(2,736)	$(52,277)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the six months ended June 30, 2023 and 2022, in the amounts of $41.9 million and $51.0 million, respectively. The cash used in operating activities in the six months ended June 30, 2023, was due to cash used to fund a net loss of $47.7 million and a decrease in working capital of $4.9 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of (discount) premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $10.7 million. The cash used in operating activities in the six months ended June 30, 2022, was due to cash used to fund a net loss of $54.5 million and an increase in working capital of $6.0 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, accretion of premium on investments, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $9.5 million.

Net Cash Provided by (Used in) Investing Activities

In the six months ended June 30, 2023, we received $25.6 million from maturities of marketable securities, net of purchases, and used $1.7 million to purchase property and equipment. In the six months ended June 30, 2022, we used $1.5 million to purchase marketable securities, net of maturities, and $3.7 million to purchase property and equipment.

Net Cash Provided by Financing Activities

In the six months ended June 30, 2023, we received net proceeds of $13.6 million from the sale of 16,000,000 shares of our common stock and $1.4 million from the sale of common stock under the September 2021 ATM. In the six months ended June 30, 2022, we received $3.8 million from the sale of common stock under the September 2021 ATM and $81,000 from the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of June 30, 2023 (in thousands):

Contractual Obligation	Total	< 1 Year	2 - 3 Years	4 - 5 Years	> 5 Years

Long Term Debt, HCRP	$9,636	$929	$2,405	$3,866	$2,436
Operating Leases	27,755	4,204	9,068	10,415	4,068
Purchase Obligations	5,900	5,900	—	—	—
Total	$43,291	$11,033	$11,473	$14,281	$6,504

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

Shared based payment arrangements. Beginning in 2022, we have shifted from awarding options only to issuing a mixture of options and restricted stock units (“RSUs”) to our employees. As of June 30, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $24.5 million, which the Company expects to recognize over an estimated weighted average period of 2.4 years. See Note 10 for further details on stock-based compensation expense recognized.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized as of December 31, 2022. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value, as reassessed as of December 31, 2022, is being amortized on a straight-line basis over the remaining period of future royalties of 6.4 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in six months ended June 30, 2023, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in six months ended June 30, 2023, a notional 10% decrease in expected volatility (from 128% to 115%) would have reduced the fair value and the related compensation expense by approximately 4.2%.

Risk-free interest rate – This is based on the U.S. Treasury yield curve on the measurement date corresponding with the expected term of the stock-based awards.

Expected dividend – We have not made any dividend payments and do not plan to pay dividends in the foreseeable future. Therefore, we use an expected dividend yield of zero.

Forfeiture rate – This is a measure of the number of awards that are expected to not vest and is reassessed quarterly. An increase in the estimated forfeiture rate will cause a small decrease in the related compensation expense early in the service period, but since the final expense recorded for each award is the number of options vested times their grant date fair value, it has no impact on the total expense recorded.

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first six months of 2023, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of June 30, 2023, we had cash, cash equivalents, restricted cash and investments of approximately $67.9 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements a $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Department of The Nasdaq Stock Market on July 21, 2023. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until January 17, 2024, to regain compliance with the minimum bid price requirement. The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. If at any time during this 180 calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff stated that it will provide the Company with a written confirmation of compliance and the matter will be closed. However, under Nasdaq Listing Rule 5810(c)(3)(A), the Nasdaq staff may exercise its discretion to extend this ten day period as discussed in Rule 5810(c)(3)(H).

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

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” as defined by relevant SEC rules. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. This means that if we are unable to maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.4	Amended and Restated Bylaws of Vaxart, Inc., effective as of April 7, 2021	Form 8-K	001-35285	3.1	April 13, 2021

10.1	Amendment to Letter Agreement dated May 2, 2023 between Andrei Floroiu and Vaxart, Inc.	Form 10-Q	001-35285	10.1	May 4, 2023

10.2 #	Amendment to the Vaxart, Inc. Severance Benefit Plan dated May 2, 2023	Form 10-Q	001-35285	10.2	May 4, 2023

10.3	Underwriting Agreement, dated June 7, 2023, by and between Vaxart, Inc. and Cantor Fitzgerald & Co.	Form 8-K	001-35285	10.3	June 8, 2023

14.1	Code of Conduct	Form 10-Q	001-35285	14.1	May 4, 2023

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	Management contract or compensation plan or arrangement.

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

VAXART, INC.

Dated: August 3, 2023	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2023	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)