Form 10-Q
period 2023-09-30
Vaxart, Inc.
filed 2023-11-02
CIK 72444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The Registrant had 152,038,840 shares of common stock, $0.0001 par value, outstanding as of November 1, 2023.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) for the quarterly period ended September 30, 2023, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A. Risk Factors.” and those described in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Item 1A. Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Quarterly Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the risk factors we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

VAXART, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$33,238	$46,013
Short-term investments	19,799	49,704
Accounts receivable	424	20
Prepaid expenses and other current assets	3,639	3,714

Total current assets	57,100	99,451

Property and equipment, net	12,926	15,585
Right-of-use assets, net	25,753	25,715
Intangible assets, net	4,472	5,020
Goodwill	4,508	4,508
Other long-term assets	883	3,568

Total assets	$105,642	$153,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,339	$5,514
Deferred grant revenue	79	2,000
Other accrued current liabilities	5,991	8,084
Current portion of operating lease liability	2.517	2,228
Current portion of liability related to sale of future royalties	1,342	95

Total current liabilities	11,268	17,921

Operating lease liability, net of current portion	17,942	19,477
Liability related to sale of future royalties, net of current portion	4,633	5,621
Other long-term liabilities	278	231

Total liabilities	34,121	43,250

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value; 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 152,081,196 shares issued and 152,037,358 shares outstanding as of September 30, 2023 and 134,199,429 shares issued and outstanding as of December 31, 2022	15	13
Additional paid-in capital	463,755	437,992
Treasury stock at cost, 43,838 shares as of September 30, 2023 and none as of December 31, 2022, respectively	(39)	—
Accumulated deficit	(392,199)	(327,109)
Accumulated other comprehensive loss	(11)	(299)

Total stockholders’ equity	71,521	110,597

Total liabilities and stockholders’ equity	$105,642	$153,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Non-cash royalty revenue related to sale of future royalties	$446	$—	$754	$85
Grant revenue	1,655	—	3,380	—

Total revenue	2,101	—	4,134	85

Operating expenses:
Research and development	15,002	22,466	53,437	60,595
General and administrative	4,921	6,960	17,144	22,939

Total operating expenses	19,923	29,426	70,581	83,534

Operating loss	(17,822)	(29,426)	(66,447)	(83,449)

Other income (expense):
Interest income	723	458	2,076	650
Non-cash interest expense related to sale of future royalties	(207)	(325)	(573)	(988)
Other expense, net	(55)	—	(59)	(2)

Loss before income taxes	(17,361)	(29,293)	(65,003)	(83,789)

Provision for income taxes	39	16	87	51

Net loss	$(17,400)	$(29,309)	$(65,090)	$(83,840)

Net loss per share - basic and diluted	$(0.11)	$(0.23)	$(0.45)	$(0.66)

Shares used to compute net loss per share - basic and diluted	152,026,112	126,889,718	145,810,175	126,374,424

Comprehensive loss:
Net loss	$(17,400)	$(29,309)	$(65,090)	$(83,840)
Unrealized gain (loss) on available-for-sale investments, net of tax	13	(109)	288	(444)
Comprehensive loss	$(17,387)	$(29,418)	$(64,802)	$(84,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023

(In thousands, except share amounts)

(Unaudited)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of June 30, 2023	152,016,238	$15	(33,246)	$(31)	$459,912	$(374,799)	$(24)	$85,073

Release of common stock for vested restricted stock units	64,958	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(10,592)	(8)	—	—	—	(8)

Stock-based compensation	—	—	—	—	3,843	—	—	3,843

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	13	13

Net loss	—	—	—	—	—	(17,400)	—	(17,400)

Balances as of September 30, 2023	152,081,196	$15	(43,838)	$(39)	$463,755	$(392,199)	$(11)	$71,521

Nine Months Ended September 30, 2023

Balances as of December 31, 2022	134,199,429	$13	—	$—	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1	—	—	13,602	—	—	13,603

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	301,061	—	—	—	298	—	—	298

Release of common stock for vested restricted stock units	163,766	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(43,838)	(39)	—	—	—	(39)

Stock-based compensation	—	—	—	—	10,417	—	—	10,417

Unrealized gains on available-for-sale investments	—	—	—	—	—	—	288	288

Net loss	—	—	—	—	—	(65,090)	—	(65,090)

Balances as of September 30, 2023	152,081,196	$15	(43,838)	$(39)	$463,755	$(392,199)	$(11)	$71,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(In thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of June 30, 2022	126,446,036	$13	$417,372	$(273,882)	$(409)	$143,094

Issuance of common stock under September 2021 ATM, net of offering costs of $161	1,789,022	—	4,853	—	—	4,853

Issuance of common stock upon exercise of stock options	96,350	—	135	—	—	135

Stock-based compensation	—	—	3,643	—	—	3,643

Unrealized losses on available-for-sale investments	—	—	—	—	(109)	(109)

Net loss	—	—	—	(29,309)	—	(29,309)

Balances as of September 30, 2022	128,331,408	$13	$426,003	$(303,191)	$(518)	$122,307

Nine Months Ended September 30, 2022

Balances as of December 31, 2021	125,594,393	$13	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $583	2,565,022	—	8,650	—	—	8,650

Issuance of common stock upon exercise of warrants	5,000	—	2	—	—	2

Issuance of common stock upon exercise of stock options	166,993	—	214	—	—	214

Stock-based compensation	—	—	10,194	—	—	10,194

Unrealized losses on available-for-sale investments	—	—	—	—	(444)	(444)

Net loss	—	—	—	(83,840)	—	(83,840)

Balances as of September 30, 2022	128,331,408	$13	$426,003	$(303,191)	$(518)	$122,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXART, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(65,090)	$(83,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,293	3,915
Loss on disposal of equipment	55	—
Amortization of discount on investments, net	(510)	(13)
Stock-based compensation	10,417	10,194
Non-cash interest expense related to sale of future royalties	573	988
Non-cash revenue related to sale of future royalties	(314)	(152)
Change in operating assets and liabilities:
Accounts receivable	(404)	71
Prepaid expenses and other assets	2,760	(4,037)
Accounts payable	(2,699)	2,528
Deferred grant revenue	(1,921)	—
Other accrued liabilities	(6,092)	4,719

Net cash used in operating activities	(56,932)	(65,627)

Cash flows from investing activities:
Purchases of property and equipment	(1,975)	(5,700)
Proceeds from sale of property and equipment	120	—
Cash paid for right-of-use assets	—	(5,038)
Purchases of investments	(27,497)	(48,178)
Proceeds from maturities of investments	58,200	22,700

Net cash provided by (used in) investing activities	28,848	(36,216)

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	13,603	—
Net proceeds from issuance of common stock through at-the-market facility	1,430	8,650
Proceeds from issuance of common stock upon exercise of warrants	—	2
Shares acquired to settle employee tax withholding liabilities	(39)	—
Proceeds from issuance of common stock upon exercise of stock options	17	214
Proceeds from issuance of common stock under the employee stock purchase plan	298	—

Net cash provided by financing activities	15,309	8,866

Net decrease in cash, cash equivalents and restricted cash	(12,775)	(92,977)

Cash, cash equivalents and restricted cash at beginning of the period	46,013	143,745

Cash, cash equivalents and restricted cash at end of the period	$33,238	$50,768

Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$296	$9,997
Acquisition of property and equipment included in accounts payable and accrued expenses	$14	$1,738

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

During the nine months ended  September 30, 2023, 1,362,220 shares were issued and sold under the September 2021 ATM for gross proceeds of $1.5 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $1.4 million. Since  September 30, 2023, the Company has not raised any additional capital under the September 2021 ATM.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants. As of September 30, 2023, the Company had cash, cash equivalents, restricted cash, and investments of $53.0 million. The Company’s cash, cash equivalents, restricted cash and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the financial statements are issued.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan. The Company is currently not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market and has been provided an initial compliance period until January 17, 2024, to regain compliance. The Company may be eligible for an additional 180 calendar days compliance period under certain circumstances. If the Company does not regain compliance during the compliance period, the Company’s common stock will be delisted from Nasdaq. The delisting of the Company's common stock from Nasdaq may make it more difficult for the Company to raise capital on favorable terms in the future, or at all. There can be no assurance that the Company will be successful raising additional capital.

Based on management's current plan, the Company expects to have enough cash runway into the third quarter of 2024. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The condensed consolidated balance sheet as of December 31, 2022, included in this filing, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted pursuant to these rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023 (the “Annual Report”). Unless noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the consolidated financial statements included in the Annual Report. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year or any future periods.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of September 30, 2023 and  December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2023
Financial assets:
Money market funds	$27,975	$—	$—	$27,975
U.S. Treasury securities	—	19,799	—	19,799
Total	$27,975	$19,799	$—	$47,774

	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Money market funds	$30,834	$—	$—	$30,834
U.S. Treasury securities	—	41,542	—	41,542
Commercial paper	—	5,674	—	5,674
Corporate debt securities	—	2,488	—	2,488
Total	$30,834	$49,704	$—	$80,538

The Company held no recurring financial liabilities as of  September 30, 2023, or December 31, 2022.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 4.  Balance Sheet Components

(a)	Cash, Cash Equivalents, Restricted Cash and Investments

Cash, cash equivalents, restricted cash and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash Equivalents	Short-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments
September 30, 2023
Cash at banks	$5,263	$—	$—	$5,263	$5,263	$—
Money market funds	27,975	—	—	27,975	27,975	—
U.S. Treasury securities	19,810	—	(11)	19,799	—	19,799
Total	$53,048	$—	$(11)	$53,037	$33,238	$19,799

	Amortized	Gross Unrealized		Estimated	Cash and Cash Equivalents	Short-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments
December 31, 2022
Cash at banks	$15,179	$—	$—	$15,179	$15,179	$—
Money market funds	30,834	—	—	30,834	30,834	—
U.S. Treasury securities	41,812	—	(270)	41,542	—	41,542
Commercial paper	2,488	—	—	2,488	—	2,488
Corporate debt securities	5,703	—	(29)	5,674	—	5,674
Total	$96,016	$—	$(299)	$95,717	$46,013	$49,704

Cash and cash equivalents and restricted cash of $33.2 million as of September 30, 2023 and $46.0 million as of December 31, 2022, includes restricted cash of $79,000 and $2.0 million, respectively.

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022

Laboratory equipment	$13,638	$12,035
Office and computer equipment	1,105	1,078
Leasehold improvements	4,098	1,760
Construction in progress	27	3,984
Total property and equipment	18,868	18,857
Less: accumulated depreciation	(5,942)	(3,272)
Property and equipment, net	$12,926	$15,585

Depreciation expense was $1.0 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. There were no material impairments of the Company’s property and equipment recorded in the nine months ended September 30, 2023, or 2022, respectively.

(c)	Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $25.8 million and $25.7 million as of September 30, 2023 and December 31, 2022, respectively.

(d)	Intangible Assets, Net

Intangible assets comprise developed technology and intellectual property. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful life of 11.75 years for developed technology and 20 years for intellectual property. As of September 30, 2023, developed technology and intellectual property had remaining lives of 6.1 and 4.25 years, respectively. As of September 30, 2023, there have been no indicators of impairment. Intangible assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(608)	(60)
Intangible assets, net	$4,472	$5,020

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Intangible asset amortization expense for the three months ended September 30, 2023 and 2022, was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2023 and 2022, $0.5 million and $1.0 million respectively.

As of September 30, 2023, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2023 (three months remaining)	$183
2024	731
2025	731
2026	731
2027	731
Thereafter	1,365
Total	$4,472

(e)	Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million as of September 30, 2023 and December 31, 2022. As of September 30, 2023, there have been no indicators of impairment.

(f)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Accrued compensation	$4,573	$3,112
Accrued clinical and manufacturing expenses	535	2,413
Accrued professional and consulting services	306	691
Other liabilities, current portion	577	1,868
Total	$5,991	$8,084

NOTE 5.  Revenue

Royalty Agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”) in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029, at which time royalty revenue will cease. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters. The royalty revenue related to Inavir recognized in the nine months ended September 30, 2023 and 2022, was nil. In addition, the Company recognized non-cash royalty revenue related to sale of future royalties (see Note 6) of $0.4 million and nil in the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $85,000 in the nine months ended September 30, 2023 and 2022, respectively. Both royalty revenue and the non-cash royalty revenue related to sale of future royalties are subject to a 5% withholding tax in Japan, for which $23,000 and nil was included in income tax expense in the three months ended September 30, 2023 and 2022, respectively, and $38,000 and $4,000 in the nine months ended September 30, 2023 and 2022, respectively.

Grant Revenue

In November 2022, the Company accepted a grant (the “BMGF Grant”) to perform research and development work for the Bill & Melinda Gates Foundation (“BMGF”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of $1.7 million and $3.4 million in the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, restricted cash and deferred revenue were $79,000 and $2.0 million, respectively.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2023 (in thousands):

Total liability related to sale of future royalties, start of period	$5,716
Non-cash royalty revenue paid to HCRP	(314)
Non-cash interest expense recognized	573
Total liability related to sale of future royalties, end of period	5,975
Current portion	(1,342)
Long-term portion	$4,633

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

As of September 30, 2023, the weighted average discount rate for operating leases with initial terms of more than one year was 9.8% and the weighted average remaining term of these leases was 5.4 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  September 30, 2023 (in thousands):

Year Ending December 31,
2023 (three months remaining)	$1,043
2024	4,275
2025	4,421
2026	4,975
2027	5,205
2028	5,387
Thereafter	1,410
Undiscounted total	26,716
Less: imputed interest	(6,257)
Present value of future minimum payments	20,459
Current portion of operating lease liability	(2,517)
Operating lease liability, net of current portion	$17,942

The Company has a future payment obligation of up to $0.2 million that is not reflected in the table above relating to a lease agreement that has not yet commenced but was executed as of September 30, 2023. The Company presently has no finance leases and no future obligations under operating leases with initial terms of one year or less.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company is also required to pay for operating expenses related to the leased space. The operating expenses are incurred separately and were not included in the present value of lease payments. Operating lease expenses for the three and nine months ended September 30, 2023, and 2022 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$1,554	$1,202	$4,617	$2,652
Short-term lease cost	10	117	41	335
Variable lease cost	459	397	1,401	926
Total lease cost	$2,023	$1,716	$6,059	$3,913

NOTE 8.  Commitments and Contingencies

(a)	Purchase Commitments

As of September 30, 2023, the Company had approximately $4.8 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services which are expected to be paid within the next year.

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

As of September 30, 2023, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 shares. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors at its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of September 30, 2023, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2023	December 31, 2022

Options issued and outstanding	18,073,909	14,725,261
RSUs issued and outstanding	3,594,698	808,310
Available for future grants of equity awards	5,527,341	12,074,692
Common stock warrants	227,434	227,434
2022 Employee Stock Purchase Plan	1,498,939	1,800,000
Total	28,922,321	29,635,697

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

The following warrants were outstanding as of September 30, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

A summary of stock option and RSU transactions in the nine months ended September 30, 2023, is as follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Unvested	RSU Average
	Available	Options	Exercise	RSU Shares	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance as of January 1, 2023	12,074,692	14,725,261	$4.48	808,310	$3.57
Granted	(10,631,320)	7,399,849	$0.78	3,231,471	$0.78
Exercised	—	(54,720)	$0.31	—	$—
Released	—	—	$—	(163,766)	$3.82
Forfeited	2,347,716	(2,066,399)	$5.08	(281,317)	$2.53
Canceled	1,736,253	(1,930,082)	$4.48	—	$—

Balance as of September 30, 2023	5,527,341	18,073,909	$2.91	3,594,698	$1.13

As of September 30, 2023, there were 18,073,909 options outstanding with a weighted average exercise price of $2.91, a weighted average remaining term of 8.43 years and an aggregate intrinsic value of $52,000. Of these options, 6,434,571 were vested, with a weighted average exercise price of $4.08, a weighted average remaining term of 7.27 years and an aggregate intrinsic value of $44,000.

The Company received $17,000 for the 54,720 options exercised during the nine months ended September 30, 2023, which had an intrinsic value of $31,000 and received $214,000 for the 166,993 options exercised during the nine months ended September 30, 2022, which had an intrinsic value of $474,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of September 30, 2023, based on the Company’s common stock closing price of $0.75 on September 29. 2023, the prior business day, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The weighted average grant date fair value of options awarded in the nine months ended September 30, 2023 and 2022, was $0.78 and $3.88, respectively. Their fair values were estimated using the following assumptions:

Nine Months Ended September 30,
	2023	2022

Risk-free interest rate	3.45% - 4.15%	1.62% - 3.20%
Expected term (in years)	5.50 - 6.00	5.42 - 6.08
Expected volatility	128% - 134%	125% - 131%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options, RSUs and ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research and development	$2,404	$2,567	$6,142	$6,977
General and administrative	1,439	1,076	4,275	3,217
Total stock-based compensation	$3,843	$3,643	$10,417	$10,194

As of September 30, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $21.3 million, which the Company expects to recognize over an estimated weighted average period of 2.24 years.

VAXART, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders. The Company reserved 1,800,000 shares of the Company’s common stock for purchase under the ESPP. The ESPP has a six-month offering period comprised of one purchase period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the six-month offering period or the end of such offering period. During the nine months ended September 30, 2023, the Company received $298,000 and issued 301,061 shares under the ESPP. As of  September 30, 2023, 1,498,939 shares are available and reserved for future issuance under the ESPP.

The estimated fair value used for the six-month offering period beginning June 1, 2023 and ending November 30, 2023, was $0.54 per share. The estimated fair value used for the six-month offering period beginning December 1, 2022 and ending May 31, 2023 was $0.46 per share. Stock-based compensation expense related to the ESPP for the nine months ended September 30, 2023, was $270,000. As of September 30, 2023, the unrecognized stock-based compensation cost related to outstanding ESPP expected to be recognized is $61,000 by November 2023. The fair value of the ESPP shares was estimated using the Black-Scholes option pricing model using the following assumptions:

	Six-Month Offering Period Ending November 30, 2023	Six-Month Offering Period Ending May 31, 2023

Risk-free interest rate	5.37%	4.60%
Expected term (in years)	0.5	0.5
Expected volatility	98.55%	84.66%
Dividend yield	—%	—%

NOTE 11.  Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(17,400)	$(29,309)	$(65,090)	$(83,840)

Shares used to compute net loss per share – basic and diluted	152,026,112	126,889,718	145,810,175	126,374,424

Net loss per share – basic and diluted	$(0.11)	$(0.23)	$(0.45)	$(0.66)

No adjustment has been made to the net loss in the three and nine months ended September 30, 2023, or 2022, as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Options to purchase common stock	18,151,747	14,735,710	17,019,217	13,170,959

Restricted stock units to purchase common stock	3,629,741	660,660	2,840,178	353,738

Warrants to purchase common stock	227,434	227,434	227,434	229,156

Employee Stock Purchase Plan	337,496	—	379,720	—

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	22,346,418	15,623,804	20,466,549	13,753,853

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

We are a clinical-stage biotechnology company primarily focused on the development of oral recombinant vaccines based on our Vector-Adjuvant-Antigen Standardized Technology (“VAAST”) proprietary oral vaccine platform. We are developing prophylactic vaccine candidates that target a range of infectious diseases, including norovirus (a widespread cause of acute gastroenteritis), coronavirus including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), and influenza. In addition, we have generated preclinical data for our first therapeutic vaccine candidate targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”). Our investigational vaccines are administered using a room temperature-stable tablet, rather than by injection.

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

In September 2023, we announced that our Phase 2 GI.1 norovirus challenge study evaluating the safety, immunogenicity, and clinical efficacy of the GI.1 component of our bivalent norovirus vaccine candidate met five of six primary endpoints based on preliminary topline data. The study achieved its primary endpoints of a statistically significant 29% relative reduction in the rate of norovirus infection between the vaccinated and placebo arms, a strong induction of norovirus-specific immunoglobulin A (IgA) and immunoglobulin G (IgG) antibodies, and other immune response endpoints. Vaccination also led to a 21% relative reduction in norovirus acute gastroenteritis in the vaccine arm compared to placebo, but this was not statistically significant. In prespecified analyses, the study also showed an 85% relative decrease in viral shedding in the vaccine arm compared with placebo and no statistically significant difference in disease severity in the vaccinated cohort compared with placebo. The vaccine candidate was also safe and well tolerated with no vaccine-related serious adverse events.

In July 2023, we announced our Phase 2 placebo-controlled dose-ranging trial evaluating the safety and immunogenicity of our bivalent norovirus vaccine candidate met all primary endpoints and our bivalent norovirus vaccine candidate was well-tolerated with robust immunogenicity based on preliminary topline data. Preliminary results showed robust increases in serum antibody responses across both doses at Day 29 relative to Day 1. Placebo subjects did not have a measurable increase in the antibody response. The vaccine candidate also had a favorable safety profile that included no vaccine-related serious adverse events and no dose limiting toxicity. Adverse event rates for both doses were similar to placebo.

We are currently conducting additional analyses of the data from our norovirus trials and will engage with regulators to discuss a Phase 2B study and potentially a GII.4 challenge study. We expect the Phase 2B study will generate sufficient safety data to enable us to have an end of Phase 2 meeting with the FDA, potentially as early as in the fourth quarter of 2024. The end of Phase 2 meeting will allow us to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

In the Fall of 2022, we announced a study that would receive significant funding and support from the Bill and Melinda Gates Foundation to evaluate whether our bivalent norovirus vaccine candidate induces antibodies in the breast milk of lactating mothers and whether infants up to six months of age can acquire those antibodies by breastfeeding. Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. We initiated this study in the fourth quarter of 2023. As a grant recipient from the Bill and Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

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

In September 2022, we announced the results from the first part of a two-part Phase 2 clinical study evaluating the safety and immunogenicity of our oral COVID-19 (spike (“S”) protein only) vaccine candidate VXA-CoV2-1.1-S met both its primary and secondary endpoints based on topline data. VXA-CoV2-1.1-S was able to boost the serum antibody responses for volunteers that previously received an mRNA vaccine (either Pfizer/BioNTech or Moderna). Serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778, a fold rise of 1.6. Volunteers that had lower starting titers had larger increases than subjects that had higher titers. There were also substantial increases in the neutralizing antibody responses to the SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay. Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects. Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5, SARS-CoV-1, and MERS-CoV, demonstrating the cross-reactive nature of these immune readouts. We are not proceeding with the second part of the study.

In February 2021, we announced our Phase 1 study evaluating the safety and immunogenicity of our oral COVID-19 (S and nucleocapsid (“N”) proteins) vaccine candidate VXA-CoV2-1 met both its primary and secondary endpoints based on preliminary data. Initial results showing cross-reactive mucosal antibody responses were published in Science Translational Medicine. Additional detailed study results and mucosal durability data were reported in medRxiv in July 2022.

We have also initiated preclinical work on novel vaccine constructs that seek to create more a potent pan-betacoronavirus vaccine candidate that would respond to SARS-CoV-2 and also other betacoronaviruses (such as SARS-CoV-1 and MERS-CoV).

The Company remains engaged in discussions with regulatory agencies, governments, non-governmental organizations and other potential strategic parties to determine the best way to progress its pan-betacoronavirus vaccine program.

●

Influenza Vaccine. Flu is a contagious respiratory illness caused by influenza viruses that infect the nose, throat, and sometimes the lungs. An estimated one billion cases of seasonal influenza occur annually worldwide, of which three to five million cases are considered severe, causing 290,000 to 650,000 deaths per year. In the United States, between 9,000,000 to 41,000,000 people catch influenza annually, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year. The total economic burden of seasonal influenza in the United States has been estimated to be $87.1 billion, including medical costs which average $10.4 billion annually, while lost earnings due to illness and loss of life amount to $16.3 billion annually.

In September 2018, we completed a $15.7 million contract with the U.S. Government through the Department of Health and Human Services, Office of Biomedical Advanced Research and Development Authority (“BARDA”) under which a Phase 2 challenge study of our H1N1 flu vaccine candidate was conducted. We announced that, in healthy volunteers immunized and then experimentally infected with H1 influenza, our H1 influenza oral tablet vaccine candidate reduced clinical disease by 39% relative to placebo. Fluzone, the market-leading injectable quadrivalent influenza vaccine, reduced clinical disease by 27%. Our tablet vaccine candidate also showed a favorable safety profile, indistinguishable from placebo.

On October 2018, we presented data from the study demonstrating that our vaccine candidate elicited a significant expansion of mucosal homing receptor plasmablasts to approximately 60% of all activated B cells. We believe these mucosal plasmablasts are a key indicator of a protective mucosal immune response and a unique feature of our vaccine candidates.

We have also initiated early-stage development on novel vaccine constructs containing our own antigens to develop a universal influenza vaccine candidate. We had previously produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen Vaccines & Prevention B.V. (“Janssen”) and tested the candidate in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen. In August 2023, Janssen announced it would exit all vaccine and infectious disease R&D programs aside from an E.coli preventive vaccine and continuing to provide access to marketed HIV products.

The Company intends to work with governments around the world to create pandemic monovalent influenza vaccines for emergency use or stockpiling, if requested. We are also continuing development of our preclinical seasonal and universal influenza vaccine candidates.

●

HPV Therapeutic Vaccine. Cervical cancer is the fourth most common cancer in women worldwide and in the United States with about 13,000 new cases diagnosed annually in the United States according to the National Cervical Cancer Coalition. Our first therapeutic oral vaccine candidate targets HPV 16 and HPV 18, the two strains responsible for 70% of cervical cancers and precancerous cervical dysplasia.

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

Grant Revenue

In November 2022, the Company accepted a grant (the “BMGF Grant”) to perform research and development work for the Bill & Melinda Gates Foundation (“BMGF”) and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of $1.7 million in the three months ended September 30, 2023 and $3.4 million in the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, restricted cash and deferred revenue were $79,000 and $2.0 million, respectively.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
External program costs:
Norovirus program	$1,648	$2,491	$9,065	$6,229
COVID-19 program	884	2,287	2,876	5,244
Other programs	—	52	—	171
Preclinical research	68	317	698	1,267
Process development	103	634	887	1,820
Total external costs	2,703	5,781	13,526	14,731
Internal costs	12,299	16,685	39,911	45,864
Total research and development	$15,002	$22,466	$53,437	$60,595

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

Results of Operations

The following table presents period-over-period changes in selected items in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

Revenue	$2,101	$—	100%	$4,134	$85	*

Operating expenses	19,923	29,426	(32)%	70,581	83,534	(16)%

Operating loss	(17,822)	(29,426)	(39)%	(66,447)	(83,449)	(20)%

Net non-operating income (expense)	461	133	*	1,444	(340)	*

Loss before income taxes	(17,361)	(29,293)	(41)%	(65,003)	(83,789)	(22)%

Provision for income taxes	39	16	*	87	51	71%

Net loss	$(17,400)	$(29,309)	(41)%	$(65,090)	$(83,840)	(22)%

* Percentages greater than 100% or not meaningful

Total Revenue

The following table summarizes the period-over-period changes in our revenues for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Non-cash royalty revenue related to sale of future royalties	$446	$—	100%	$754	$85	*
Grant revenue	1,655	—	100%	$3,380	$—	100%
Total revenue	$2,101	$—	100%	$4,134	$85	*

* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

Non-cash royalty revenue related to sale of future royalties for the three months ended September 30, 2023 and 2022, was $0.4 million and nil, respectively, and for the nine months ended September 30, 2023 and 2022, was $0.8 million and $85,000, respectively. The increase was due to an increase in sales of Inavir in Japan. Non-cash royalty revenue of up to $3.3 million may be earned each year ending March 31. The Company’s royalty revenue is seasonal, in line with the flu season, so the majority of the Company’s royalty revenue and non-cash royalty revenue related to the sale of future royalties are earned in the first and fourth fiscal quarters.

Grant Revenue

The Company recognized revenue from the Bill and Melinda Gates Foundation Grant of $1.7 million and $3.4 million in the three and nine months ended September 30, 2023, respectively.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$15,002	$22,466	(33)%	$53,437	$60,595	(12)%
General and administrative	4,921	6,960	(29)%	17,144	22,939	(25)%
Total operating expenses	$19,923	$29,426	(32)%	$70,581	$83,534	(16)%

Research and Development

For the three months ended September 30,2023, research and development expenses decreased by $7.5 million, or 33%, compared to the three months ended September 30,2022. The decrease is primarily due to decreases in manufacturing costs, personnel related costs and clinical trial expenses related to our COVID-19 vaccine candidates, partially offset by increased depreciation.

For the nine months ended September 30, 2023, research and development expenses decreased by $7.2 million, or 12%, compared to the nine months ended September 30, 2022. The decrease is primarily due to decreases in manufacturing costs, personnel related costs and clinical trial expenses related to our COVID-19 vaccine candidates, partially offset by increased facilities and depreciation expense and increased clinical trial expenses related to our norovirus vaccine candidates.

General and Administrative

For the three months ended September 30, 2023, general and administrative expenses decreased by $2.0 million, or 29%, compared to the three months ended September 30, 2022. The decrease is primarily due to a decrease in legal and professional fees, directors' and officers' insurance and personnel related costs, partially offset by an increase in personnel stock-based costs.

For the nine months ended September 30, 2023, general and administrative expenses decreased by $5.8 million, or 25%, compared to the nine months ended September 30, 2022. The decrease is primarily due to a decrease in litigation settlement cost, legal and professional fees, directors' and officers' insurance and personnel related costs, partially offset by an increase in personnel stock-based costs.

Non-Operating Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Interest income	$723	$458	58%	$2,076	$650	*
Non-cash interest expense related to sale of future royalties	(207)	(325)	36%	(573)	(988)	42%
Other expense, net	(55)	—	*	(59)	(2)	*
Net non-operating income (expense)	$461	$133	*	$1,444	$(340)	*

* Percentages greater than 100% or not meaningful

For the three months ended September 30, 2023, we recorded interest income of $0.7 million, a 58% increase from the $0.5 million interest income recorded in the three months ended September 30, 2022. For the nine months ended September 30, 2023, we recorded interest income of $2.1 million, a 219% increase from the $0.7 million interest income recorded in the nine months ended September 30, 2022. The increase is due to an increase in interest rates on our cash, cash equivalents, restricted cash and marketable securities.

Non-cash interest expense related to sale of future royalties, which relates to accounting for sums that will become payable to HCRP for royalty revenue earned from Inavir as debt, was $0.2 million in the three months ended September 30, 2023, down from the $0.3 million in the three months ended September 30, 2022, and $0.6 million in the nine months ended September 30, 2023, down from the $1.0 million in the nine months ended September 30, 2022, as the outstanding balance due to HCRP has been paid down and remeasured. We project a further reduction in 2023 following the December 2022 revaluation of our liability to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Foreign withholding tax on royalty revenue	$23	$—	100%	$38	$4	*
Foreign taxes payable on intercompany interest	16	16	—%	46	45	2%
State income taxes	—	—	—%	3	2	50%
Provision for income taxes	$39	$16	*	$87	$51	71%

* Percentages greater than 100% or not meaningful

The provision for income taxes was $39,000 and $16,000 in the three months ended September 30, 2023 and 2022, respectively, and $87,000 and $51,000 in the nine months ended September 30, 2023 and 2022, respectively. The tax charge relates primarily to interest on an intercompany loan from a foreign subsidiary and a 5% withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP.

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

As of September 30, 2023, we had received net proceeds of $1.4 million from the sale of common stock under the September 2021 ATM and there is approximately $79.0 million in net proceeds still available to us. Since September 30, 2023, we have not raised any additional capital under the September 2021 ATM.

As of September 30, 2023, we had approximately $53.0 million of cash, cash equivalents, restricted cash and marketable securities. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued.

Management intends on completing additional financing transactions in the next 12 months. The sale of additional equity would result in additional dilution to our stockholders. We may fund a significant portion of our ongoing operations through partnering and collaboration agreements which, while reducing our risks and extending our cash runway, will also reduce our share of eventual revenues, if any, from our vaccine candidates. We may be able to fund certain activities with assistance from government programs. We may also fund our operations through debt financing, which would result in debt service obligations, and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

However, due to several factors, including those outside management’s control, there can be no assurance that the Company will be able to complete additional financing transactions. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses.

Our future funding requirements will depend on many factors, including the following:

●	the timing and costs of our planned preclinical studies for our product candidates;

●	the timing and costs of our planned clinical trials of our product candidates;

●	our manufacturing capabilities, including the availability of contract manufacturing organizations to supply our product candidates at reasonable cost;

●	the amount and timing of royalties received on sales of Inavir;

●	the number and characteristics of product candidates that we pursue;

●	the outcome, timing and costs of seeking regulatory approvals;

●	revenue received from commercial sales of our future products, which will be subject to receipt of regulatory approval;

●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

●	the amount and timing of any payments that may be required in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

●	our ability to stay listed on Nasdaq; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(56,932)	$(65,627)
Net cash provided by (used in) investing activities	28,848	(36,216)
Net cash provided by financing activities	15,309	8,866

Net decrease in cash, cash equivalents and restricted cash	$(12,775)	$(92,977)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the nine months ended September 30, 2023 and 2022, in the amounts of $56.9 million and $65.6 million, respectively. The cash used in operating activities in the nine months ended September 30, 2023, was due to cash used to fund a net loss of $65.1 million and a decrease in working capital of $8.4 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $16.5 million. The cash used in operating activities in the nine months ended September 30, 2022, was due to cash used to fund a net loss of $83.8 million and a decrease in working capital of $3.3 million, further decreased by adjustments for net non-cash income related to depreciation and amortization, amortization of discount on investments, net, stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash revenue related to sale of future royalties totaling $14.9 million.

Net Cash Provided by (Used in) Investing Activities

In the nine months ended September 30, 2023, we received $30.7 million from maturities of marketable securities, net of purchases, and used $1.9 million to purchase property and equipment, net of disposals. In the nine months ended September 30, 2022, we used $25.5 million to purchase marketable securities, net of maturities, $5.7 million to purchase property and equipment and $5.0 million to pay for right-of-use assets.

Net Cash Provided by Financing Activities

In the nine months ended September 30, 2023, we received net proceeds of $13.6 million from the sale of 16,000,000 shares of our common stock, $1.4 million from the sale of common stock under the September 2021 ATM and $0.3 million from the issuance of common stock under the employee stock purchase plan. In the nine months ended September 30, 2022, we received $8.7 million from the sale of common stock under the September 2021 ATM and $0.2 million from the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of September 30, 2023 (in thousands):

Contractual Obligation	Total	< 1 Year	2 - 3 Years	4 - 5 Years	> 5 Years

Long Term Debt, HCRP	$10,021	1,342	2,435	3,867	2,377
Operating Leases	26,716	1,043	8,696	10,180	6,797
Purchase Obligations	4,792	4,792	—	—	—
Total	$41,529	7,177	11,131	14,047	9,174

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

Share-based payment arrangements. Beginning in 2022, we shifted from awarding only options to issuing a mixture of options and restricted stock units (“RSUs”) to our employees. As of September 30, 2023, the unrecognized stock-based compensation cost related to outstanding unvested stock options and RSUs expected to vest was $21.3 million, which the Company expects to recognize over an estimated weighted average period of 2.24 years. See Note 10 for further details on stock-based compensation expense recognized.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years and $1.8 million for the developed technology related to Relenza which was fully amortized as of December 31, 2022. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value, as reassessed as of December 31, 2022, is being amortized on a straight-line basis over the remaining period of future royalties of 6.1 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in nine months ended September 30, 2023, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in nine months ended September 30, 2023, a notional 10% decrease in expected volatility (from 128% to 115%) would have reduced the fair value and the related compensation expense by approximately 4%.

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

Recent Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 for information related to the issuance of new accounting standards in the first nine months of 2023, none of which had a material impact on our condensed consolidated financial statements.

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

Specifically, as of September 30, 2023, we had cash, cash equivalents, restricted cash and investments of approximately $53.0 million, which consist of bank deposits, money market funds, direct obligations of the U.S. government or its agencies, commercial paper and corporate bonds. All of our investments must satisfy high credit rating requirements at the time of purchase. Such interest-earning instruments carry a degree of interest rate risk, however, because our investments are rated highly and mostly short-term, we believe that our exposure to risk of loss due to interest rate changes is not significant.

Exchange Rate Sensitivity

Our royalty revenue, which is calculated in U.S. dollars, is based on sales in Japanese yen, so a 1% increase in the strength of the U.S. dollar against the yen would lead to a 1% reduction in royalty revenue. All our other revenue and substantially all of our expenses, assets and liabilities are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains or losses recently and do not anticipate that foreign exchange gains or losses will be significant in the near future.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no material change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, or explore other strategic options.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As of September 30, 2023, we had $53.0 million of cash, cash equivalents, restricted cash, and investments. We believe these funds are sufficient to fund our operations into the third quarter of 2024.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to raise additional capital through the sale of convertible stock, additional equity, debt financings or strategic alliances with third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

* Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market, which imposes, among other requirements, a $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). Our common stock traded for less than $1.00 for 30 consecutive trading days, and we received notice of this from the Listing Qualifications Department of The Nasdaq Stock Market on July 21, 2023. Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180-calendar day grace period, or until January 17, 2024, to regain compliance with the minimum bid price requirement. The minimum bid price requirement would be met if our common stock had a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period. If at any time during this 180-calendar day period the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq staff stated that it will provide the Company with a written confirmation of compliance and the matter will be closed. However, under Nasdaq Listing Rule 5810(c)(3)(A), the Nasdaq staff may exercise its discretion to extend this ten-day period as discussed in Rule 5810(c)(3)(H).

Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180-calendar day period, we may be eligible for an additional 180-calendar day compliance period, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market (except for the $1.00 minimum bid price requirement) and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180-calendar day period, and if it appears to the Staff that we will not be able to cure the deficiency, or if we are not otherwise eligible, the Staff stated that it will provide us with written notification that our securities are subject to delisting from The Nasdaq Capital Market. At that time, we may appeal the delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 10-K	001-35285	3.1	September 13, 2016

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	Form 8-K	001-35285	3.1	February 20, 2018

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.2	February 20, 2018

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	April 24, 2019

3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 8-K	001-35285	3.1	June 9, 2020

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022

3.7	Amended and Restated Bylaws of Vaxart, Inc., effective as of October 18, 2023	Form 8-K	001-35285	3.1	October 23, 2023

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 §	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

VAXART, INC.

Dated: November 2, 2023	By: /s/ ANDREI FLOROIU
Andrei Floroiu
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2023	By: /s/ PHILLIP LEE
Phillip Lee
Chief Financial Officer
(Principal Financial and Accounting Officer)