Form 10-K
period 2023-12-31
Vaxart, Inc.
filed 2024-03-14
CIK 72444

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2023, based on the last reported sales price of the Registrant’s common stock of $0.73 per share, was $110,318,242. As of March 7, 2024, the registrant had a total of 173,861,684 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") for the year ended December 31, 2023, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A - Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Annual Report.

This Annual Report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may harm our business, results of operations, financial condition and the market price of our common stock. See our Summary of Risk Factors on page 17.

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

We are developing prophylactic vaccine candidates that target a range of infectious diseases, including norovirus (a widespread cause of acute gastroenteritis), coronavirus, including SARS-CoV-2 (the virus that causes coronavirus disease 2019 (“COVID-19”)), and influenza. In addition, we have generated preclinical data for our first therapeutic vaccine candidate targeting cervical cancer and dysplasia caused by human papillomavirus (“HPV”).

We believe our oral tablet vaccine candidates offer important advantages:

First, they are designed to generate broad and durable immune responses, including systemic, mucosal and T cell responses, which may enhance protection against certain infectious diseases, such as norovirus, COVID-19 and influenza, and may have potential clinical benefit for certain cancers and chronic viral infections, such as those caused by HPV.

Second, our tablet vaccine candidates are designed to provide a more efficient and convenient method of administration, enhance patient acceptance and reduce distribution bottlenecks, which we believe will improve the effectiveness of vaccination campaigns.

Our Tablet Vaccine Platform

Platform Components

Our platform technology employs a vector-based approach and consists of the following components:

●

A vector, which is a virus used as a carrier to deliver DNA coding for vaccine antigens and an adjuvant selected to activate the immune system. Specifically, we use non-replicating adenovirus type 5 (“Ad5”), which delivers the DNA encoding both the antigen and adjuvant to the cells of the small intestine, where the antigen and adjuvant are co-expressed. Over 200 clinical trials conducted by others have used Ad5 for a wide range of applications, and we believe that using the same adenovirus in our tablet vaccine candidates may reduce regulatory risk because it is known to regulatory authorities.

●

An antigen, which is a viral or bacterial protein that stimulates an immune response to the targeted pathogen. Our antigens are encoded in the Ad5 DNA rather than being directly included in the vaccine. We use a different antigen for each of our clinical vaccine candidates.

●

An adjuvant, which is a substance that enhances the immune-stimulating properties of the vaccine. We use a short section of double-stranded RNA (“dsRNA”) encoded in the Ad5 DNA as an adjuvant. dsRNA is a Toll-like receptor 3 (“TLR3”) agonist and is recognized by the innate immune system as a signal of a viral infection and thereby triggering it to mount an immune response in defense.

●	Our proprietary enteric-coated tablet which is designed to deliver the Ad5 vector to the small intestine.

How Our Tablet Vaccine Candidates Work

Our tablets are designed to deliver vaccines to the small intestine. The tablets are covered with a protective coating that remains intact in the low-pH environment of the stomach and protects the active ingredient contained in the tablet core from degradation in the stomach. The coating is designed to dissolve in the neutral-pH environment of the small intestine. The tablets disintegrate, and the vaccine is released into the small intestine where it can reach and enter the mucosal cells lining the intestine. Once inside the mucosal cells, the Ad5 vector instructs the cells to manufacture antigen protein and adjuvant. The adjuvant is always produced within the exact same intestinal cells that also produce the antigen, so that no excess adjuvant is produced, resulting in enhanced safety. Importantly, the production of antigens in our approach closely mimics the process of actual infection by a pathogenic virus. In addition, we believe that delivering the replication-incompetent Ad5-vectored vaccine via tablet directly to the gut avoids neutralization by systemic immunity.

The Significance of Mucosal Immunity and T Cell Responses

The immune system has developed defenses against pathogens by creating special classes of immune effectors, such as mucosal antibodies directed to wet surfaces and killer T cells that can kill pathogen-infected cells. Most vaccines available today have been developed primarily to elicit blood circulating, or systemic B cell responses, such as serum antibodies. However, there remain many infections, such as norovirus, for which no approved or marketed vaccines exist. These infections and other pathogens may need greater immune responses outside of serum antibodies. These infections largely evade the serum antibody immune response because the pathogen can infect cells that line the mucosal membranes without coming into direct contact with blood.

One of the key benefits of our technology is delivery to the gastrointestinal tract, enabling the vaccine to directly enter the mucosal surface of the intestine and activate the immune system of the gut. Mucosal vaccine delivery is believed to enhance protection against mucosal pathogens by generating immunity at the surface where such pathogens invade. Our tablet vaccine candidates target the mucosal immune cells with a vector-based approach and are designed to create a more potent cytotoxic T cell response and mucosal antibody response, which may provide more effective immunity for certain diseases. Further, we have demonstrated that our vaccine delivered to the intestine can produce mucosal responses at sites distal to the intestine such as the nose and the mouth.

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

Our Product Pipeline

The following table outlines the status of our oral vaccine development programs:

Our Norovirus Program

Market Overview

Norovirus is the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages in the United States. Each year, on average, norovirus causes 19 to 21 million cases of acute gastroenteritis and contributes to 109,000 hospitalizations and 900 deaths, mostly among young children and older adults. In the U.S., we believe a norovirus vaccine would be beneficial for high-risk groups such as infants and children up to five years old, older adults and the elderly, as well as for workers in the food and travel industries, for healthcare, childcare and elder care workers, first responders, the military, and travelers. In a study published by Johns Hopkins University and the CDC in 2016, the total global annual economic burden of norovirus was estimated at $60 billion. In a more recent health economic study published in the Journal of Infectious Diseases in July 2020, the economic impact to the U.S. was estimated to be $10.6 billion annually. There are currently no approved vaccines or therapies to prevent or treat norovirus infection.

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

●	29% relative reduction in the rate of infection in the vaccinated cohort compared with placebo (82% vs. 58%) (p=0.003)
●

Significant increase in the induction of norovirus-specific immunoglobulin A (“IgA") antibody-secreting cells (ASC) in the vaccinated cohort, with a 79% response rate in the vaccinated cohort, compared with 2.5% in the placebo cohort (p<0.001) on Day 8 post-vaccination; mean response was 375 ASC per million cells for the vaccinated cohort, compared with 26 ASC per million cells for placebo

●

Significant increase in the induction of histo-blood group antigen (“HBGA”) blocking anti-bodies in the vaccinated cohort (GMFR 3.23) compared with the placebo cohort (GMFR 1.0) on Day 29 post-vaccination (p<0.001)

●	Significant increases in norovirus-specific serum IgA (GMFR 7.14) and IgG (GMFR 4.64) in the vaccinated cohort compared with placebo from baseline to Day 29 post-vaccination (p<0.001)
●	No vaccine-related serious adverse events (“SAEs”) or dose-limiting toxicities were reported

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

In July 2023, we announced our Phase 2 placebo-controlled dose-ranging trial evaluating the safety and immunogenicity of our bivalent norovirus vaccine candidate met all primary endpoints and our bivalent norovirus vaccine candidate was well-tolerated with robust immunogenicity based on preliminary topline data (Table 1). Preliminary results showed robust increases in serum antibody responses across both doses at Day 29 relative to Day 1. Placebo subjects did not have a measurable increase in the antibody response. The vaccine candidate also had a favorable safety profile that included no vaccine-related serious adverse events and no dose limiting toxicity. Adverse event rates for both doses were similar to placebo.

Table 1. Mean Fold Rise Summary (Day 1 to Day 29) Preliminary Data

	GI.1			GII.4
Serum Antibodies	IgA	IgG	BT50	IgA	IgG	BT50
Medium Dose (n=50)	5.9	4.8	3.0	9.3	6.1	4.3
High Dose (n=59)	6.4	4.2	2.3	8.6	5.1	7.8
Placebo (n=25)	1.0	1.0	1.1	1.1*	1.0	1.0*

*excluding subject with confirmed gastroenteritis.

We expect to meet with the Food and Drug Administration (“FDA”) in the second quarter of 2024 to discuss data on correlates of protection, which will inform potential next steps, such as conducting a Phase 2b study and potentially a GII.4 challenge study. We believe the Phase 2b study will generate sufficient safety data to enable us to have an end of Phase 2 meeting with the FDA. The end of Phase 2 meeting is expected to allow us to gain concurrence on the scope and design of the Phase 3 pivotal efficacy study in adults over 18 years of age.

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

Breastfeeding Mothers. We are currently partnering with the Bill & Melinda Gates Foundation to execute a Phase 1 norovirus bivalent vaccine candidate study in 76 healthy, lactating post-partum, women volunteers, to determine the impact of our norovirus vaccine on breast milk norovirus-specific IgA and its potential presence, post-breastfeeding, within infant fecal samples. The study is randomized, double-blinded, and placebo controlled and will evaluate the safety, tolerability, and immunogenicity of the placebo cohorts and two vaccine cohorts: medium dose (1×1011 IU) and high dose (2×1011 IU). Passive transfer of antibodies from mother to infant that are induced in milk may protect breastfeeding infants from infectious pathogens. We initiated this study in the fourth quarter of 2023 and expect top line results in the middle of 2024. As a grant recipient from the Bill & Melinda Gates Foundation, Vaxart has agreed to a global access commitment for use of its bivalent norovirus vaccine candidate, if proven effective and approved, in breastfeeding mothers from low- and middle-income countries.

Our COVID-19 Program

Market Overview

Coronaviruses comprise a group of respiratory viruses, encompassing SARS-CoV-1, SARS-CoV-2, and Middle East respiratory syndrome coronavirus (MERS-CoV), among various others. SARS-CoV-2, the virus responsible for COVID-19, induces a severe respiratory tract infection and stands as a significant cause of hospitalization and mortality globally. Currently approved COVID-19 vaccines seem to have varying levels of efficacy to emerging strains of SARS-CoV-2.

Our COVID-19 Vaccine Candidates

We have spent significant effort developing COVID-19 vaccine candidates over the past few years. The data generated show our COVID-19 vaccine candidates have induced cross-reactivity in clinical trials, which is relevant for developing a vaccine responsive to future coronavirus pandemics.

Our first COVID-19 vaccine candidate (rAd-S-N, known as Vaxart clinical candidate VXA-CoV2-1) expresses two different genes from the SARS-CoV-2 virus, the spike (“S”) protein and the nucleoprotein (“N”). The N protein is more conserved among the coronavirus family of viruses, and inclusion in our vaccine candidate was done in order to create a T cell target even if new and emerging strains of SARS-CoV-2 have substantial mutations in the S protein, thereby reducing the ability of the vaccine to create protective immune responses that recognize the S from these strains. In February 2021, we announced our Phase 1 open-label, dose-ranging trial evaluating the safety and immunogenicity of VXA-CoV2-1 met primary and secondary endpoints of safety and immunogenicity based on preliminary data. In this Phase 1 trial, VXA-CoV2-1 was generally well-tolerated and triggered immune responses against SARS-CoV-2 antigens in a majority of subjects, including: CD8+ cytotoxic T-cell response to the S and N proteins (may contribute to long-lasting cross-reactive immunity), activation of B cells that will home to the mucosa, an increase in proinflammatory Th1 cytokines (responsible for creating a productive immune response against viral infection) and IgA responses. Initial results showing cross-reactive mucosal antibody responses were published in Science Translational Medicine. Additional detailed study results and mucosal durability data were reported in medRxiv in July 2022.

Our second COVID-19 vaccine candidate (rAd-S, known as Vaxart clinical candidate VXA-CoV2-1.1-S) expresses only the S protein from the SARS-CoV-2 Wuhan strain. This candidate made improved antibody immune responses in a non-human primate (“NHP”) study compared to other vaccine candidates and was able to inhibit transmission in a hamster transmission experiment. In September 2022, we announced the results from the first part of a two-part Phase 2 clinical study evaluating the safety and immunogenicity of VXA-CoV2-1.1-S met both its primary and secondary endpoints based on topline data. VXA-CoV2-1.1-S was able to boost the serum antibody responses for volunteers that previously received an mRNA vaccine (either Pfizer/BioNTech or Moderna). Serum neutralizing antibody responses to SARS-CoV-2 (Wuhan), a recognized correlate of protection, were boosted in this population from a geometric mean of 481 to 778, a fold rise of 1.6. Volunteers that had lower starting titers had larger increases than subjects that had higher titers. There were also substantial increases in the neutralizing antibody responses to the SARS-CoV-2 Omicron BA4/5 in these volunteers as measured by sVNT assay. Increases in the mucosal IgA antibody responses (antibodies in the nose and mouth) were observed in approximately 50% of subjects. Subjects that had an increase in the mucosal IgA response to SARS-CoV-2 Wuhan S had an increase in IgA responses to other coronaviruses including SARS-CoV-2 Omicron BA4/5, SARS-CoV-1, and MERS-CoV, demonstrating the cross-reactive nature of these immune readouts. We do not currently intend to proceed with the second part of the study.

We have also made a COVID-19 vaccine candidate that expresses only the S protein from the SARS-CoV-2 XBB strain. In January 2024, we were awarded a contract by the United States Biomedical Advanced Research and Development Authority (BARDA) for $9.27 million to fund preparation for a 10,000 subject Phase 2b clinical study. This study will evaluate our XBB COVID-19 vaccine candidate compared to an approved mRNA vaccine comparator to measure efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events.

We are currently preparing for this Phase 2b clinical trial and believe the trial may initiate as soon as in the second quarter of 2024.

Our Influenza Program

Market Overview

Influenza is one of the most common global infectious diseases, causing mild to life-threatening illness with symptoms such as sore throat, nasal discharge, fever, and even death. It is estimated that there are around one billion cases of seasonal influenza annually worldwide, of which 3 million to 5 million cases are considered severe, causing 290,000 to 650,000 deaths per year globally. Very young children and the elderly are at greatest risk from death. In the United States, between 9,000,000 and 41,000,000 people catch influenza annually, between 140,000 and 710,000 people are hospitalized with complications of influenza, and between 12,000 and 52,000 people die from influenza and its complications each year.

The CDC generally recommends that individuals six months and older be vaccinated annually against influenza. In the U.S., this means an influenza vaccination is recommended for more than 300 million people.

Our Seasonal Influenza Vaccine Candidate

We are developing a tablet vaccine candidate for the immunization of healthy adults against seasonal influenza. Commercial seasonal influenza vaccines today are composed of either three (trivalent) or four (quadrivalent) strains, either one influenza B and two influenza A strains, or two of each. Our seasonal influenza vaccine candidate is a trivalent seasonal influenza vaccine consisting of two circulating influenza A lineage viruses (H1N1 and H3N2) as well as one circulating influenza B lineage virus (B/Victoria lineage), matching the seasonally updated recommendations by the World Health Organization. We envision formulating our tablet vaccine candidate as one tablet per strain, or three tablets in total for the trivalent vaccine. We believe this modularity will allow for enhanced flexibility. For instance, in the event of a late season strain change, the tablet containing the obsolete strain could be easily replaced without having to discard the two correctly matched vaccine tablets. We will also consider formulating all three strains into a single tablet. This format would be the simplest to administer but would take away some of the flexibility advantages that separate tablets would afford. We will assess the final formulation of our tablet vaccine candidates after conducting market studies to evaluate market acceptance closer to commercialization.

Seasonal Influenza Clinical Trials

To date, we have completed two Phase 1 trials and have conducted the active portion of a Phase 2 challenge trial of our H1N1 influenza vaccine candidate. We have also completed a Phase 1 trial of an influenza B vaccine candidate (B Yamagata lineage).

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

Efficacy – Reduction of PCR Confirmed Influenza Illness.

The primary efficacy objective was to determine vaccine efficacy of our tablet vaccine following the challenge with the wild-type influenza A H1 virus strain (A/H1N1 pdm09). The primary efficacy endpoint was illness. The illness rate was 29% for our tablet vaccine, 35% for the commercial inactivated influenza vaccine, and 48% for subjects in the placebo group. Our tablet vaccine had a lower rate of illness than the commercial vaccine (-6% difference in illness rate in favor of our vaccine), although given the small size of the study, these differences were not statistically significant. Similarly, the difference in illness rates between our tablet vaccine and placebo (-19.1%) and the commercial injected vaccine and placebo (-13.2%) trended toward protection but were not statistically significant. These results suggest that our vaccine is no worse, and trended better than the commercial vaccine for protection. These results are summarized in Table 2 below.

Table 2. H1 Influenza Phase 2 Challenge Study: Illness Rates*.

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

Efficacy – Shedding

Shedding represents influenza virus that is detected in nasal swabs post infection and is representative of viral infection and replication. In the study, 44.8% of subjects in VXA-A1.1 had at least one day positive for shedding, versus the commercial injected vaccine where 53.7% were positive for shedding and where 71.0% of placebo subjects were positive for shedding. There were no statistically significant differences observed between our tablet vaccine and the commercial inactivated influenza vaccine for viral shedding area under the curve (“AUC”). However, AUC was calculated using a standard logarithmic trapezoidal method and included only detectable shedding during the first five days of the duration of shedding, with subjects removed from the analysis that didn’t shed influenza for five days (a zero value cannot be used in log calculations and integrated). This may have led to an underestimate of the effect on viral shedding for the two vaccines relative to placebo. Therefore, in order to better determine the effect of the vaccines on shedding, an alternative method was used in which volunteers were defined as infected if they had detectable viral shedding at any time 36 hours after challenge. This approach eliminated possible issues related to calculations (log calculations of zero values) and of large doses of challenge virus (first 36 hours might be pass through rather than replicating influenza). In a Bayesian analysis, both vaccines significantly reduced the probability of shedding relative to placebo (Bayesian posterior p=0.001 for our tablet vaccine and p=0.009 for the commercial inactivated influenza vaccine). There is also trend toward greater efficacy for our vaccine with a posterior probability of approximately 80% (Table 3).

Table 3. H1 Influenza Phase 2 Challenge Study: Infection Rates*.

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

Phase 1 Trial. Influenza B (Yamagata lineage)

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

Next Steps

We have also initiated early-stage development to develop a universal influenza vaccine candidate. We had previously produced a non-GMP oral vaccine candidate containing certain proprietary antigens from Janssen Vaccines & Prevention B.V. (“Janssen”) and tested the candidate in a preclinical challenge model. The preclinical study has been completed and we have submitted a report to Janssen. In August 2023, Janssen announced it would exit all vaccine and infectious disease R&D programs aside from an E. coli preventive vaccine and continuing to provide access to marketed HIV products.

The Company intends to work with governments around the world to create pandemic monovalent influenza vaccines for emergency use or stockpiling, if requested. We are also continuing development of our preclinical seasonal and universal influenza vaccine candidates.

Our HPV Therapeutic Vaccine Program

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

In women, many HPV infections of the cervix will spontaneously resolve and clear within two to three years, but women who have a persistent infection are at high risk of developing cellular abnormalities known as cervical intraepithelial neoplasia (“CIN”), which can progress to invasive cancer over time. More than 400,000 women are diagnosed with CIN annually in the United States, with an annual incidence estimate for CIN1 and CIN2/3 at 1.6 and 1.2 per 1,000 women, respectively.

There are currently no approved therapeutic vaccines to treat HPV infection or cancer. Current treatment options for women infected with HPV include monitoring CIN status, surgical procedures to remove affected tissue, and chemotherapeutic or radiation therapies to treat localized or metastatic cervical cancer. Therefore, a medical need remains for a therapeutic vaccine to treat women with HPV-associated CIN and/or cervical cancer.

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

Next Steps

We will need to make a regulatory filing to proceed with clinical trials for an HPV vaccine candidate. Our clinical plan is to test the vaccine candidate in subjects with cervical dysplasia related to HPV-16 or HPV-18, and to evaluate the ability of the vaccine candidate to clear HPV infection, reduce the cervical dysplasia score, and induce T cells known to be important in the clearance of HPV. The primary endpoint will be safety and the secondary endpoint will be immunogenicity by examining T cell responses. Although clinical responses will be tracked, it is expected that the first study may not be powered to obtain statistically significant efficacy readouts.

Anti-Virals

●

Through the Merger, we acquired two royalty earning products, Relenza and Inavir. We also acquired three Phase 2 clinical stage antiviral compounds, which we have discontinued independent clinical development of. However, for one of these, Vapendavir, we have entered into an exclusive worldwide license agreement with Altesa Biosciences, Inc. (“Altesa”) In July 2021, permitting Altesa to develop and commercialize this capsid-binding broad-spectrum antiviral. In May 2022, Altesa announced its intention to initiate clinical trials.

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

Norovirus Vaccine Candidate

Currently there are no approved norovirus vaccines. We are aware that HilleVax, Inc. and Moderna, Inc. are developing norovirus vaccines that would be delivered by injection. Another company developing a norovirus vaccine candidate is Anhui Zhifei Longcom Biopharmaceutical Co. Ltd. There may be other development programs that we are not aware of.

COVID-19 Vaccine Candidate

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine, Moderna’s COVID-19 vaccine, and Novavax’s COVID-19 vaccine have been approved in the United States and many countries around the world. Johnson & Johnson’s COVID-19 vaccine and AstraZeneca’s COVID-19 vaccine have been approved in many other countries around the globe and have supplied the majority of the "western doses" to the world.

Seasonal Influenza Vaccine Candidate

We believe our seasonal influenza vaccine candidate would compete directly with approved vaccines in the market, which include non-recombinant and recombinant products that are administered via injection or intranasally. Major players include Astrazeneca Plc, Csl Limited, Emergent BioSolutions, F. Hoffmann-La Roche Ltd., GSK, Merck & Co., Inc., Novartis Ag, Pfizer, Inc., Sanofi, and Sinovac Biotech Ltd.

HPV Therapeutic Vaccine Candidate

There is currently no approved HPV therapeutic vaccine for sale globally; however, a number of vaccine manufacturers, academic institutions and other organizations currently have, or have had, programs to develop such a vaccine. We believe that several companies are in various stages of developing an HPV therapeutic vaccine including Inovio Pharmaceuticals, Inc. (“Inovio”), Genexine, and several others.

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

Intellectual Property

We strive to protect and enhance our proprietary technology, inventions and improvements that are commercially important to our business by seeking, maintaining, and defending patent rights. We also rely on trade secrets relating to our platform and on know-how, continuing technological innovation to develop, strengthen and maintain our proprietary position in the vaccine field. In addition, we rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available. We also utilize trademark protection for our company name and expect to do so for products and/or services as they are marketed.

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

●

Vaccine Platform Technology. As of December 31, 2023, we held three U.S. patents with claims relating to our platform technology. Two of these U.S. patents include claims related to our seasonal influenza vaccine candidate. These patents will expire in 2027, or later if patent term extension applies. As of December 31, 2023, we held more than 45 issued foreign patents and one pending foreign patent application related to our platform technology and/or our vaccine candidates. These patents will expire in 2027, or later if patent term extension applies.

●

Tablet Vaccine Formulation. We own considerable know-how and hold patents in the U.S., E.U., Canada, Japan, China, Singapore, Australia, Russia, Israel, Indonesia, Vietnam, South Korea, and South Africa. We also have pending applications in the United States and around the world related to our tablet vaccine formulation technology. Patents issuing from these applications will expire in 2035/2036, or later if patent term extension applies.

●

COVID-19 Vaccine Candidate. As of December 31, 2023, we have filed provisional applications in the United States and have pending applications in the United States, EPO, Australia, Canada, China, Japan, South Korea, India and South Africa relating to our COVID-19 vaccine candidate. Any patents issuing from these applications will expire in 2041, or later if patent term extension applies.

●

Norovirus Vaccine Tablet Candidates. As of December 31, 2023, we hold a patent in South Africa, the European Union, and a number of countries therein, and have pending applications in the United States and around the world relating to our norovirus vaccine candidate. Any patents issuing from these applications will expire in 2036, or later if patent term extension applies.

●

Influenza Vaccine Candidates. We have been issued 13 foreign patents related to our current H1N1 influenza vaccine candidate. These patents will expire in 2030, or later if patent term extension applies.

●	Relenza. As of December 31, 2023, we no longer own any Relenza patents, the last Japanese patent related to Relenza, which was exclusively licensed to GSK, having expired in July 2019.

●

Inavir. As of December 31, 2023, we own Japanese patents related to Inavir, which is exclusively licensed to Daiichi Sankyo. The last patent related to Inavir in Japan is set to expire in December 2029, at which time royalty revenue will cease. However, the patent covering the laninamivir octanoate compound expires in 2024, at which time generic competition may enter the market, potentially decreasing or eliminating the royalties received.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. FDA performance goals generally provide for action on a BLA within 12 months of submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

The Federal Trade Commission Act (“FTCA”) also empowers the Federal Trade Commission to implement rules and regulations protecting personal information, and to take enforcement action when data practices constitute unfair or deceptive acts or practices. The FTC regularly takes enforcement action and has emphasized the protection of medical and other health care information as an enforcement priority. Following the United Stated Supreme Court’s Dobbs decision and state laws that may criminalize certain health care procedures, types of personal information not traditionally thought of as health-related now may reveal personal information about health care decisions, heightening governmental scrutiny of data privacy practices.

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

Greenhouse Gas Emission Related Policies, Regulation, and Legislation

Governments across the globe have announced and implemented various policies, regulation, and legislation to support the transition from fossil fuels to low-carbon forms of energy and the infrastructure around that transition. The operation of our business and our customers’ use of our products and solutions and services as well as our digital applications are and may in the future be, impacted by these various government actions. For example, the United States rejoined the Paris Agreement effective February 19, 2021, an international climate change agreement among almost 200 nations and the European Union, that established a long-term goal of keeping the increase in global average temperature well below 2°C above pre-industrial levels and which calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve these targets. In August 2022, the United States passed the Inflation Reduction Act (“IRA”), which consists of a number of provisions aimed directly at confronting the climate change crisis. The climate-related provisions of the IRA are projected to cut emissions by up to 40% from 2005 GHG levels in the United States by 2030. Among other things, the IRA introduces an ITC for standalone energy storage, which is anticipated to lower capital cost of equipment. The IRA also contains provisions with incentives for grid modernization equipment, including domestic battery cell manufacturing, battery module manufacturing and its components as well as various upstream applications.

Employees and Human Capital Resources

Our management and scientific teams possess considerable experience in vaccine and anti-infective research, clinical development and regulatory matters. Our research and development team includes Ph.D.-level scientists with expertise in mucosal immunology, T cells, viral vectors and virology. General and administrative includes finance, human resources, administration, business and general management. For the year ended December 31, 2023, our full-time employee rollforward, excluding interns, was as follows:

	Research and Development	General and Administrative	TOTAL
December 31, 2022	137	27	164
Joined	2	5	7
Terminated	51	11	62
December 31, 2023	88	21	109

We also had 16 full-time equivalent contractors as of December 31, 2023. In the first quarter of 2023, the Company implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 27% of the Company’s workforce.

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

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

Risks Related to Intellectual Property

●

If we are unable to obtain and maintain patent protection for our oral vaccine platform technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

●	We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

●

If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our product candidates, which could materially harm our business.

●

Obtaining and maintaining our patent protection depends on compliance with various procedures, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may not be able to protect our intellectual property rights throughout the world, which could impair our business.

●

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

Our ability to generate significant revenue and achieve and maintain profitability will depend upon our ability to successfully complete the development of our tablet vaccine candidates for the prevention of norovirus, coronavirus and influenza infection and the treatment of cervical cancer and dysplasia caused by human papillomavirus (“HPV”) and other infectious diseases, and to obtain the necessary regulatory approvals. As disclosed elsewhere in this document, the Company is evaluating the best way to progress certain programs.

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

We expect overall research and development expenses to increase significantly for any of our tablet vaccines, including those for the prevention of norovirus, coronavirus and influenza, as well as those for the treatment of HPV-related dysplasia and cancer, although we intend to fund a significant portion of these costs through partnering and collaboration agreements. In addition, even if we obtain regulatory approval, significant sales and marketing expenses will be required to commercialize the tablet vaccine candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital. As of December 31, 2023, we had an accumulated deficit of $409.6 million.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, or explore other strategic options.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. As of December 31, 2023, we had $39.7 million of cash, cash equivalents and investments. Since December 31, 2023, we raised $10.0 million before estimated offering expenses through a registered direct offering in January 2024 and, through March 12, 2024, we raised $5.7 million in gross proceeds net of commissions from the issuance of shares under the Controlled Equity Offering Sales Agreement. We believe these funds are sufficient to fund our operations into the fourth quarter of 2024. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to raise additional capital through the sale of convertible stock, additional equity, debt financings, government programs, or strategic alliances with third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. If we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

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

●

the FDA may not agree that the completed Phase 1 and Phase 2 clinical trials of the norovirus vaccine and the Phase 1 and Phase 2 clinical trials of the COVID-19 vaccine satisfy the FDA’s requirements and may require us to conduct additional testing;

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

Our development of a norovirus vaccine candidate and a coronavirus vaccine candidate is at an early stage. We may be unable to produce an effective vaccine that successfully immunizes humans against norovirus or an effective vaccine that successfully immunizes humans against coronavirus in a timely manner, if at all.

We are in the business of developing oral vaccines that are administered by tablet rather than by injection. Our development of the norovirus vaccine and a coronavirus vaccine is at an early stage, and we may be unable to produce an effective vaccine that successfully immunizes humans against norovirus or an effective vaccine that successfully immunizes humans against coronavirus in a timely manner, if at all.

If we are unsuccessful in maintaining our relationships with critical third parties such as CROs and CMOs, our ability to develop our oral norovirus vaccine candidate or our oral coronavirus vaccine candidate and consequently compete in the marketplace could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in successful development and commercialization of our oral norovirus vaccine candidate. Our failure, or the failure of such partners or potential partners, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, delays, suspension or withdrawal of approval to conduct clinical investigations, license revocation, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our potential norovirus vaccine.

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

We expect to spend substantial amounts to complete the development of, seek regulatory approvals for and commercialize our tablet vaccine candidates. We will require substantial additional capital to complete the development and potential commercialization of our tablet vaccine candidates for norovirus, coronavirus, influenza and HPV and the development of other product candidates. If we are unable to raise capital or find appropriate partnering or licensing collaborations, when needed or on acceptable terms, we could be forced to delay, reduce or eliminate one or more of our development programs or any future commercialization efforts. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

As of December 31, 2023, we had $39.7 million of cash, cash equivalents and investments. Since December 31, 2023, we raised $10.0 million before estimated offering expenses through a registered direct offering in January 2024 and, through March 12, 2024, we raised $5.7 million in gross proceeds net of commissions from the issuance of shares under the Controlled Equity Offering Sales Agreement. We maintain our cash, cash equivalents and investments with high quality, accredited financial institutions. However, some of these accounts exceed federally insured limits, and, while we believe the Company is not exposed to significant credit risk due to the financial strength of these depository institutions or investments, the failure or collapse of one or more of these depository institutions or default on these investments could materially adversely affect our ability to recover these assets and/or materially harm our financial condition.

Although we believe such cash, cash equivalents and investments are not sufficient to fund our operations under our current operating plan for at least one year from the date of issuance of this Annual Report, our estimate as to what we will be able to accomplish is based on assumptions that may prove to be inaccurate, and we could exhaust our available capital resources sooner than is currently expected. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, royalties, debt financings, government programs, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholders’ rights. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming our stock or making investments.

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

Ongoing military conflicts could cause geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption may adversely affect our revenue, financial condition, or results of operations.

Current military conflicts may disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have already been initiated or may in the future be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) can adversely affect our business, our contract research organizations, contract manufacturing organizations and other third parties with which we conduct business. Resulting volatility, disruption, or deterioration in the credit and financial markets may further make any necessary debt or equity financing more difficult and more costly. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may be adversely impacted by deteriorating economic conditions, which could directly affect our ability to attain our operating goals and to accurately forecast and plan our future business activities.

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

Our future financial performance and our ability to commercialize our product candidates, continue to earn royalties and compete effectively will depend, in part, on our ability to effectively manage any future growth. As of December 31, 2023, we had 109 employees, which we believe would be insufficient to commercialize our vaccine product candidates. We may have operational difficulties in connection with identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The speed at which all parties are acting to create and test therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for COVID vaccine candidates. Results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Results from our vaccine (and other COVID-19) trials may require us to perform additional preclinical studies in order to advance our vaccine candidates. Discussions with FDA regarding the design of the anticipated Phase 2 and 3 studies for COVID-19 vaccine candidates are ongoing and important aspects of the trial design have yet to be determined, including the number of patients to be enrolled, the specific endpoints of the trial and the methods for obtaining and testing samples in the trial. The incidence of COVID-19 in the communities where our studies might be conducted will vary across different locations. If the overall incidence of COVID-19 in those locations is low, it may be difficult for us to recruit subjects or for any study we might perform to demonstrate differences in infection rates between participants in the study who receive placebo and participants in the study who receive COVID-19 vaccine candidates. The availability of other authorized vaccines may decrease the population of clinical trial subjects willing to participate in our future trials.

The FDA has the authority to grant an Emergency Use Authorization to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an Emergency Use Authorization for COVID-19 vaccine candidates, we would be able to commercialize the vaccine candidate prior to FDA approval. Furthermore, the FDA may revoke an Emergency Use Authorization where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an Emergency Use Authorization would remain in place. Such revocation could adversely impact our business in a variety of ways, including if the vaccine candidate is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide the vaccine candidate under an Emergency Use Authorization.

In addition, any success in preclinical testing we might observe for our COVID-19 vaccine candidates may not be predictive of the results of later-stage human clinical trials. Factors such as efficacy, immunogenicity, and adverse events can emerge at any time in clinical testing and have the potential to have adverse consequences for our ability to proceed with clinical trials. Other factors such as manufacturing challenges, availability of raw materials, and slowdowns in the global supply chain may delay or prevent us from receiving regulatory approval of our vaccine candidate or, if we do receive regulatory approval, prevent a successful product launch. We may not be successful in developing a vaccine, or another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19.

Evolving dynamics in the market for COVID-19 vaccines are likely to impact our financial results.

With the global transition of COVID-19 from pandemic to endemic, the commercial market for COVID-19 vaccines is facing several challenges, including a more fragmented customer base, less predictability in orders, greater seasonality of demand, increased distribution costs, and higher costs of goods sold due to single-dose or lower-dose presentations. Such factors could impact the potential market for our COVID-19 vaccine, if approved. Further, our continued development efforts for our COVID-19 vaccine could face increased research and development costs, including for clinical trials, when updating COVID-19 vaccines for new variants of concern.

If we fail to continue to develop and refine the formulations of our tablet vaccine candidates, we may not obtain regulatory approvals, and even if approved, the commercial acceptance of our tablet vaccine candidates would likely be limited.

In our H1N1 influenza Phase 2 trial we used vaccine tablets that contained approximately 1.5 x 1010 IU of vaccine. Accordingly, subjects in this trial were required to take seven tablets in a single setting to reach the aggregate dose of 1 x 1011 IU, the target dose for this trial. We believe that in order to fully capture the commercial success of our seasonal influenza vaccine candidate, we will need to continue to refine our formulation and develop influenza vaccine tablets that contain the desired dose for each vaccine strain in a single tablet, resulting in a vaccination regime of no more than three tablets. Increasing the potency of the vaccine tablets may affect the stability profile of the vaccine and we may not be able to reduce the vaccination regime for an influenza strain to a single tablet or combine the three influenza strains into one vaccine tablet. In addition, increasing the potency of the vaccine tablets or combining the influenza strains necessary to create a trivalent vaccine may adversely affect manufacturing yields and render such tablets too costly to manufacture at commercial scale. Our efforts to develop tablet vaccine candidates for norovirus face similar formulation challenges. If we are unable to further develop and refine the formulations of our tablet vaccine candidates, we may be unable to obtain regulatory approval from the FDA or other regulatory authorities, and even if approved, the commercial acceptance of our tablet vaccine candidates would likely be limited.

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our tablet vaccine candidates.

Our tablet vaccine candidates for norovirus, coronavirus and influenza are still in early-stage clinical development. Our vaccine candidates will require extensive additional clinical testing before we are prepared to submit a BLA for regulatory approval for either indication or for any other treatment regime. Such testing is expensive and time-consuming and requires specialized knowledge and expertise. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for any of our tablet vaccine candidates, which are currently in clinical development, or whether any such BLAs will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that the clinical trials we need to conduct to be in a position to submit BLAs for our tablet vaccine candidates for norovirus, coronavirus and influenza will take several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Our vaccine candidates in the later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Also, the results of early clinical trials of the tablet vaccine candidates for norovirus, coronavirus and influenza may not be predictive of the results of subsequent clinical trials. Furthermore, the FDA may impose additional requirements to conduct preclinical studies to advance the HPV therapeutic vaccine candidates which could delay initiation of Phase 1 studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

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

A resurgence of the COVID-19 pandemic or the emergence of another public health emergency/pandemic could adversely impact our preclinical studies and clinical trials.

We have active and planned preclinical studies and clinical trial sites in the United States.

While both COVID-19 and countermeasures have abated to some degree, there can be no assurance that the COVID-19 pandemic will not cause disruptions to our business development activities, including our clinical trials. In the event of a resurgence of the COVID-19 pandemic or emergence of another public health emergency, we may experience disruptions that could severely impact our planned and ongoing preclinical studies and clinical trials, including preclinical and clinical studies and manufacturing of our vaccine candidates. Effects on our preclinical studies and clinical trial programs include, but are not limited to:

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

The extent to which COVID-19 may impact our preclinical studies and clinical trials will depend on future developments, which remains highly uncertain and cannot be predicted with confidence.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of participants to complete any of our clinical trials. Once enrolled, we may be unable to retain a sufficient number of participants to complete any of our trials. Late-stage clinical trials of our tablet vaccine candidate for norovirus and coronavirus, in particular, will require the enrollment and retention of large numbers of subjects. Subject enrollment and retention in clinical trials depends on many factors, including the size of the subject population, the nature of the trial protocol, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of subjects to clinical sites and the eligibility criteria for the study. Further, since there are no reliable animal models to norovirus infection, human challenge studies have been used to understand viral activity and possible immune correlates that prevent infection making trials costlier than animal-based studies.

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

There is currently no approved norovirus vaccine for sale globally. We are aware that HilleVax, Inc. and Moderna, Inc. are developing norovirus vaccines that would be delivered by injection. Another company developing a norovirus vaccine candidate is Anhui Zhifei Longcom Biopharmaceutical Co. Ltd. There may be other development programs that we are not aware of.

There is significant competition in the COVID-19 vaccine market. Pfizer-BioNTech’s COVID-19 vaccine, Moderna’s COVID-19 vaccine and Novavax’s COVID-19 vaccine have been approved in the United States and many countries around the world. Johnson & Johnson’s COVID-19 vaccine and AstraZeneca’s COVID-19 vaccine have been approved in many countries around the globe and have supplied the majority of the "western doses" to the world.

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

We do not have any infrastructure for the sales, marketing or distribution of our tablet vaccine candidates, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any tablet vaccine candidates that may be approved, it must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any tablet vaccine candidates for which we have obtained marketing approval, we will need a sales and marketing organization. While we expect to partner our tablet vaccine for seasonal influenza, we expect to build a focused sales, distribution and marketing infrastructure to market our other tablet vaccine candidates in the United States, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any tablet vaccine candidate launch, which would adversely impact commercialization.

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

If we are unable to build our own sales force in the United States or negotiate a collaborative relationship for the commercialization of our tablet vaccine candidates outside the United States, we may be forced to delay the potential commercialization or reduce the scope of our sales and marketing activities. We could have to enter into arrangements with third parties at an earlier stage than we would otherwise choose and we may be required to relinquish rights to our intellectual property or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Influenza is seasonal in nature with sales of current vaccines occurring primarily in the first and fourth quarters of the calendar year. In addition, outbreaks of norovirus typically occur in the winter season. This seasonal concentration of product sales could cause quarter-to-quarter operating results to vary widely and can exaggerate the consequences of revenues of any manufacturing or supply delays, any sudden loss of inventory, any inability to satisfy product demand, the inability to estimate the effect of returns and rebates, normal or unusual fluctuations in customer buying patterns, or of any unsuccessful sales or marketing strategies during the sales seasons.

We earn royalty revenue from the net sales of Inavir, which is marketed by our licensee. Although the royalty rates paid to us by our licensees are fixed at a proportion of the licensee’s net sales of these products, our periodic and annual revenues from these royalties have historically been variable and subject to fluctuation based on the seasonal incidence and severity of influenza. It is the seasonality of influenza, which occurs mainly in the winter months, that causes our revenue to be low in the second and third fiscal quarters, since our agreement with HealthCare Royalty Partners III, L.P. (see Note 7 to our Consolidated Financial Statements on Part II, Item 8) has no impact on total revenue recognized, it only impacts our net cash flow in the quarter following revenue recognition. We cannot predict with any certainty what our royalty revenues are likely to be in any given year.

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

Even though we generate royalty revenue from a commercialized influenza product, all of our remaining product candidates are in early stages of development and their commercial viability remains subject to the successful outcome of future preclinical studies, clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of one or more of our product candidates may have a material adverse effect on our business. For example, the Phase 2 trial of teslexivir, a product acquired through the merger with Aviragen, was costly and diverted resources from our other product candidates and did not achieve the primary efficacy endpoint, resulting in abandonment of development activities. The long-term success of our business ultimately depends upon our ability to advance the development of our product candidates through preclinical studies and clinical trials, appropriately formulate and consistently manufacture them in accordance with strict specifications and regulations, obtain approval of our product candidates for sale by the FDA or similar regulatory authorities in other countries, and ultimately have our product candidates successfully commercialized, either by us or by a strategic partner or licensee. We cannot be sure that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

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

We are aware of a number of companies marketing or developing various classes of anti-infective product candidates or products for the treatment of patients infected with HPV that are either approved for sale or further advanced in clinical development than ours, such that their time to approval and commercialization may be shorter than that for our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government has shut down, at least partially, several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Dependence on Third Parties

Our dependence on third parties could delay or prevent the development, approval, manufacturing, or any eventual commercialization of our product candidates.

We depend on third-party collaborators, service providers, and others in the research, development, manufacturing, and any eventual commercialization of our product candidates. We rely heavily on these parties for multiple aspects of our drug development and manufacturing activities and anticipate that we will rely on third parties for commercialization activities including testing of our product candidates. We have very limited control over many aspects of those activities. Failure by one or more of the third-party collaborators, service providers, or others to complete activities on schedule or in accordance with our expectations or to meet their contractual or other obligations to us; failure of one or more of these parties to comply with applicable laws or regulations; or any disruption in the relationships between us and these parties, could delay or prevent the development, approval, manufacturing, or any eventual commercialization of our product candidates, expose us to suboptimal quality of service delivery or deliverables, result in repercussions such as missed deadlines or other timeliness issues, erroneous data and supply disruptions, and could also result in non-compliance with legal or regulatory requirements or industry standards or subject us to reputational harm, all with potential negative implications for our product pipeline and business.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, including our seasonable influenza tablet, we may decide to collaborate with governmental entities or additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

As part of our strategy, we monitor and analyze strategic partnership or acquisition opportunities that we believe will create value for our stockholders. We may acquire companies, businesses, products and technologies that complement or augment our existing business; however, such acquisitions could involve numerous risks that may prevent us from fully realizing the benefits that we anticipated as a result of such transactions.

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

Many of our employees, including our senior management, were previously employed at universities or other biotechnology or pharmaceutical companies. These employees typically executed proprietary rights, non-disclosure and non-competition agreements in connection with their previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that it or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

We are currently engaged in an ongoing opposition proceeding of one of our European patents in the European Patent Office (EPO). European Patent No. 3307239, which has claims directed to vaccine compositions for norovirus, was opposed in the EPO. The opposition challenged the validity of European Patent No. 3307239 and the EPO maintained the patent with the original independent claim and with cancelation of some subject matter from dependent claims. The opponent has appealed this decision and thus the ultimate outcome of the opposition remains uncertain. If Vaxart is not ultimately successful in the appeal, it may not be able to prevent others from copying its norovirus product in some or all European countries where the patent is pending for as long as it otherwise might be able to if the patent’s validity is upheld in the opposition appeal. If the opposed European patent is partially or fully revoked by the EPO, competitors may be able to sell competing vaccines for norovirus earlier without Vaxart being able to assert patents against them. Vaxart has another patent in Europe that covers its norovirus products, but lack of success in the opposition appeal would prevent us from extending that patent protection out to 2036.

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

Artificial intelligence (“AI”) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

We incorporate AI solutions into our platform, and these applications may become important in our operations over time. AI presents risks such as inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. In addition, AI may have errors or inadequacies that are not easily detectable and may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. These issues, combined with an uncertain regulatory environment, may further result in reputational harm, liability, or other adverse consequences to our business operations. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may negatively impact the trading price of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a quarterly report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. In addition, because our public float was less than $700 million on June 30, 2022, we re-qualified as a smaller reporting company as of December 31, 2022 and, therefore, we are no longer subject to the requirements for auditor attestation for internal control over financial reporting.

We must maintain effective disclosure and internal controls to provide reliable financial reports. We have been assessing our controls to identify areas that need improvement. Based on our evaluation as of December 31, 2023, we concluded that our internal controls and procedures were effective as of December 31, 2023, however we have identified material weaknesses in the past and may do so again in the future. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Failure to maintain the improvements in our controls as necessary to maintain an effective system of such controls could harm our ability to accurately report our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change could present both physical risks and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. Transitional risks include, for example, a disorderly global transition away from fossil fuels that may result in increased energy prices; customer preference for low or no-carbon products; stakeholder pressure to decarbonize assets; or new legal or regulatory requirements that result in new or expanded carbon pricing, taxes, restrictions on greenhouse gas emissions, and increased greenhouse gas disclosure and transparency. These risks could increase operating costs, including the cost of our electricity and energy use, or other compliance costs. Physical risks to our operations include water stress and drought; flooding and storm surge; wildfires; extreme temperatures and storms, which could impact trials, increase costs, or disrupt supply chains. Our supply chain is likely subject to these same transitional and physical risks and would likely pass along any increased costs to us. We do not anticipate that these risks will have a material financial impact to the Company in the near term.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

The Company maintains general cybersecurity policies and procedures to assess, identify, and manage cyber threats, and has designated personnel to implement and maintain these policies and procedures, subject to oversight by our management and board of directors.

The Company has implemented various technical, physical and administrative security controls to account for these and other cybersecurity threats. For example, we have implemented technical security controls focused on ensuring the security and protection of computer systems and networks; all pertinent domestic operating entities of the Company are required to adhere to a standardized “Company Confidentiality System,” which is centrally overseen and enforced, subject to oversight by our management and board of directors. This Company Confidentiality System includes specific provisions for information pertaining to network security, data security, and information that, if compromised, could have detrimental effects on the public interest and the Company. The Company and its employees are also required to sign confidentiality agreements for purposes including helping to ensure cybersecurity. The Company has taken measures to better ensure that key employees are aware of data security threats (including cybersecurity threats), and Company security policies and procedures, as appropriate. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have in the reporting calendar year materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

The Company relies on third-party service providers for critical or key infrastructure and solutions across various Company operations. Cybersecurity incidents that impact third-party service providers have significantly increased in recent years and represent a continuing risk to the Company. The Company has sought to mitigate this risk through specific cybersecurity controls, designed to assess the business and security controls implemented by key information services to the Company, which are annually audited and subject to oversight by management and the board of directors.

Item 2.  Properties

We do not own any real property. Our leased facilities as of December 31, 2023, are as follows:

Location	Square Feet	Primary Use	Lease Terms

South San Francisco and Burlingame, CA	71,997 sq ft	Laboratory, manufacturing and office	Six leases expiring between May 2025 and March 2029

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

As of March 7, 2024, there were approximately 2,264 holders of record of our common stock (including Cede & Co.). The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in “street name” by brokerage firms, banks and other financial institutions or nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of December 31, 2023, under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock units and rights (1)	Weighted average exercise price of outstanding options (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (3)

Equity compensation plans approved by security holders	20,065,099	$2.90	6,751,131
Equity compensation plans not approved by security holders	—	$—	—
Total	20,065,099	$2.90	6,751,131

(1)        Includes 17,938,726 shares issuable upon the exercise of stock options outstanding under the 2016 Equity Incentive Plan and the 2019 Equity Incentive Plan and 2,126,373 shares issuable upon the vesting and payment of outstanding time-based restricted stock units outstanding under the 2019 Equity Incentive Plan.

(2)        Excludes the time-based restricted stock units set forth in footnote 1 above, because those awards do not have an exercise price.

(3)       Includes 5,685,806 shares of common stock available for future issuance under the 2019 Equity Incentive Plan, and 1,065,325 shares of common stock available for purchase under the 2022 Employee Stock Purchase Plan. No new awards may be granted under the 2016 Equity Incentive Plan.

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

The following graph shows a comparison from December 31, 2018, through December 31, 2023, of the cumulative total return for our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index, each of which assumes an initial investment of $100 and reinvestment of any dividends. Such returns are based on historical prices which, prior to the Merger on February 13, 2018, are those of Aviragen Therapeutics, Inc. and may not be indicative of future performance.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed on March 15, 2023, for discussion and analysis of results of operations for the year ended December 31, 2022.

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

The Company re-qualified as a smaller reporting company as of December 31, 2022 and, therefore, is no longer subject to the requirements for auditor attestation for internal control over financial reporting.

Financial Operations Overview

Revenue

Non-Cash Royalty Revenue Related to Sale of Future Royalties

In April 2016, Aviragen sold certain royalty rights related to Inavir in the Japanese market for $20.0 million to HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of our agreement with HCRP, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. A shortfall occurs when, during an annual period ending on March 31st,  for the first royalty interest period of April 1, 2016 through March 31, 2025, the Company’s royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029. In the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, we are not obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo Company Limited (“Daiichi Sankyo”). The cumulative remaining shortfall amount is the aggregate amount of the shortfall for each annual period, which was $7.0 million and $4.3 million as of December 31, 2023 and 2022, respectively. At the time of the Merger, the estimated future benefit to HCRP was remeasured at fair value and was estimated to be $15.9 million, which we account for as a liability and amortize using the effective interest method over the remaining estimated life of the arrangement. The estimated future benefit was remeasured as of December 31, 2022 and 2021 when the fair value was estimated to be $5.0 million and $10.6 million, respectively, resulting in a revaluation gain of $7.0 million in the year ended December 31, 2022 and $3.8 million in the year ended December 31, 2021. Even though we do not currently retain the related royalties under the transaction, as the amounts are remitted to HCRP, we will continue to record revenue related to these royalties until the amount of the associated liability and related interest is fully amortized.

Grant Revenue

In 2022, the Company accepted a grant of $3.5 million to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”). The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss.

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

The following table shows our period-over-period research and development expenses, identifying external costs that were incurred in each of our vaccine programs and, separately, on preclinical research and process development (in thousands):

	Year Ended December 31,
	2023	2022

External program costs:
Norovirus program	$10,570	$11,066
COVID-19 program	3,110	6,758
All other programs	—	129
Preclinical research	764	1,414
Process development	953	2,262
Total external costs	15,397	21,629
Internal costs	52,745	59,425
Total research & development costs	$68,142	$81,054

We expect to incur significant research and development expenses in 2024 and beyond as we advance our tablet vaccine candidates into and through clinical trials, pursue regulatory approval of our tablet vaccine candidates and prepare for a possible commercial launch, all of which will also require a significant investment in manufacturing and inventory related costs. To the extent that we enter into licensing, partnering or collaboration agreements, a significant portion of such costs may be borne by third parties.

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

Results of Operations

The following table presents period-over-period changes in selected items in the consolidated statements of operations and comprehensive loss (in thousands, except percentages):

	Year Ended December 31,
	2023	% Change	2022

Revenue	$7,379	*	$107

Operating expenses	90,726	(21)%	114,694

Operating loss	(83,347)	(27)%	(114,587)

Net non-operating income	1,143	(83)%	6,896

Loss before income taxes	(82,204)	(24)%	(107,691)

Provision for income taxes	261	*	67

Net loss	$(82,465)	(23)%	$(107,758)
* Percentages greater than 100% or not meaningful

Total Revenues

The following table summarizes the period-over-period changes in our revenues for years ended December 31 (in thousands, except percentages):

	2023	% Change	2022
Non-cash royalty revenue related to sale of future royalties	$3,920	*	$107
Grant revenue	3,459	*	—
Total revenue	$7,379	*	$107
* Percentages greater than 100% or not meaningful

Non-cash Royalty Revenue Related to Sale of Future Royalties

For the year ended December 31, 2023, non-cash royalty revenue related to sale of future royalties from Daiichi Sankyo was $3.9 million, compared to $0.1 million for the year ended December 31, 2022. A flu epidemic in Japan caused the increase in non-cash revenue in 2023. The Company continues to have non-cash royalty revenue as all royalties received in the year ended December 31, 2023 and 2022, were required to be paid to HCRP.

Grant Revenue

The Company recognized revenue from the BMGF Grant of $3.5 million and zero for the years ended December 31, 2023 and 2022, respectively.

Total Operating Expenses

The following table summarizes the period-over-period changes in our operating expenses for years ended December 31 (in thousands, except percentages):

	2023	% Change	2022
Research and development	$68,142	(16)%	$81,054
General and administrative	22,584	(23)%	29,386
Impairment of intangible assets	—	(100)%	4,254
Total operating expenses	$90,726	(21)%	$114,694

Research and Development

For the year ended December 31, 2023, research and development expenses were $68.1 million, a decrease of $12.9 million, or 16%, compared to $81.1 million for the year ended December 31, 2022. The decrease was primarily due to decreases in manufacturing costs, personnel related costs and clinical trial expenses related to our COVID-19 vaccine candidates, partially offset by increased facilities and depreciation expense.

We expect to incur significant research and development expenses for manufacturing and clinical trials related to our COVID-19 vaccine candidate in 2024.

General and Administrative

For the year ended December 31, 2023, general and administrative expenses were $22.6 million, a decrease of $6.8 million, or 23%, compared to $29.4 million for the year ended December 31, 2022. The decrease was primarily due to decreases in legal and professional fees, litigation settlement costs and directors' and officers' insurance, partially offset by an increase in personnel stock-based costs.

Impairment of Intangible Assets

Impairment of intangible assets were zero and $4.3 million for the years ended December 31, 2023 and 2022, respectively. The partial impairment of developed technology in the year ended December 31, 2022, related to royalty revenue receivable for the Inavir flu vaccine in Japan which we have lowered our projections, principally due to increased quarantining, social distancing and mask wearing due to the COVID-19 pandemic.

Other Income (Expense)

The following table summarizes the period-over-period changes in our non-operating income for years ended December 31 (in thousands, except percentages):

	2023	% Change	2022
Interest income	$2,652	*	$1,247
Non-cash interest expense related to sale of future royalties	(1,447)	11%	(1,305)
Gain on remeasurement of future royalty liability	—	(100)%	6,960
Other expense, net	(62)	*	(6)
Net non-operating income	$1,143	(83)%	$6,896
* Percentages greater than 100% or not meaningful

For the year ended December 31, 2023, we recorded net non-operating income of $1.1 million, compared to net non-operating income of $6.9 million in 2022.

The gain on remeasurement of future royalty liability in 2022 arose due to the lowered projections of amounts payable to HCRP, as royalties from Inavir flu vaccine in Japan have declined since the start of the COVID-19 pandemic and we lowered our projections, principally due to increased quarantining, social distancing and mask wearing due to the COVID-19.

Non-cash interest expense related to sale of future royalties representing imputed interest on the unamortized portion of the sale of future royalties liability, increased to $1.4 million in 2023, from the $1.3 million in 2022, due to an increase in non-cash royalty revenue payable to HCRP.

Provision for Income Taxes

The following table summarizes the period-over-period changes in our provision for income taxes for years ended December 31 (in thousands, except percentages):

	2023	% Change	2022
Foreign withholding tax on royalty revenue	$196	*	$5
Foreign taxes payable on intercompany interest	62	5%	59
State income taxes	3	—	3
Provision for income taxes	$261	*	$67
* Percentages greater than 100% or not meaningful

A significant portion of the provision for income taxes in the years ended December 31, 2023 and 2022, respectively, is foreign taxes payable on intercompany interest and foreign withholding tax on royalty revenue earned on sales of Inavir in Japan. Our foreign withholding tax on royalty revenue earned on sales of Inavir in Japan, which is potentially recoverable as a foreign tax credit but expensed because we record a 100% valuation allowance against our deferred tax assets. The amount of income tax expense recorded is directly proportional to Inavir royalties, including the portion that we pass through to HCRP, and has declined in line with reductions in royalty revenue. In addition, we incurred charges for state income taxes in the United States.

Liquidity and Capital Resources

We are a clinical-stage biotechnology company with no product sales. Our primary source of financing is from the sale and issuance of common stock and common stock warrants in public offerings, along with proceeds from the exercise of warrants. In the past, we have also obtained funds from the issuance of secured debt and preferred stock and from collaboration agreements.

As of December 31, 2023, we had $39.7 million of cash, cash equivalents and investments. In January 2024, Vaxart completed an offering (the “January 2024 Offering”) in which 15,384,615 shares of its common stock were sold at an offering price of $0.65 per share pursuant to the Company’s effective shelf registration statement on Form S-3 (the “2023 Shelf Registration”). The gross proceeds from the January 2024 Offering were $10.0 million and, after deducting underwriting discounts, commission and estimated offering expenses, net proceeds were $9.9 million. See Note 15 of the Consolidated Financial Statements in Part II, Item 8 for further details.

On September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. As of December 31, 2023, there was approximately $77.4 million in net proceeds still available to us under the September 2021 ATM. Since December 31, 2023, the Company sold an additional 5,071,472 shares under the September 2021 ATM for gross proceeds net of commissions of $5.7 million through March 12, 2024.

In the first quarter of 2023, the Company implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 27% of the Company’s workforce and severance costs of $0.5 million for the year ended December 31, 2023.

Our expectation is that we will continue to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the consolidated financial statements are issued.

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

Based on management's current plan, the Company expects to have enough cash runway into the fourth quarter of 2024. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

●	our ability to stay listed on the Nasdaq Capital Market; and

●	the extent to which we in-license or acquire other products and technologies.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022

Net cash used in operating activities	$(70,453)	$(94,779)
Net cash provided by (used in) investing activities	43,952	(20,415)
Net cash provided by financing activities	15,243	17,462
Net decrease in cash, cash equivalents and restricted cash	$(11,258)	$(97,732)

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the years ended December 31, 2023, and 2022, in the amounts of $70.5 million, and $94.8 million, respectively. The cash used in operating activities for the year ended December 31, 2023, was due to cash used to fund a net loss of $82.5 million and an increase in working capital of $10.9 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation and non-cash interest expense related to sale of future royalties, net of non-cash revenue related to sale of future royalties and amortization of discount on investments, net totaling $22.9 million. The cash used in operating activities for the year ended December 31, 2022, was due to cash used to fund a net loss of $107.8 million and an increase in working capital of $4.7 million, partially offset by adjustments for net non-cash income related to depreciation and amortization, stock-based compensation, impairment of intangible assets and non-cash interest expense related to sale of future royalties, net of gain on remeasurement of future royalty liability, amortization of discount on investments, net and non-cash revenue related to sale of future royalties totaling $17.7 million.

Net Cash Provided by (Used in) Investing Activities

In 2023, we received $45.7 million from maturities of investments, net of purchases and used $1.8 million to purchase property and equipment, net of disposals. In 2022, we used $10.8 million to purchase investments, net of maturities and used $9.6 million to purchase property and equipment.

Net Cash Provided by Financing Activities

In 2023, we received $13.6 million from the issuance of common stock in a registered direct offering, $1.4 million from the sale of common stock under the September 2021 ATM and $0.6 million from the issuance of common stock under the employee stock purchase plan, partially offset by $0.4 million from common stock acquired to settle employee tax withholding liabilities. In 2022, we received $17.2 million from the sale of common stock under the September 2021 ATM and $0.2 million from the exercise of stock options.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations and commercial commitments as of December 31, 2023 (in thousands):

Contractual Obligation	Total	< 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years

Long Term Debt, HCRP	$19,287	$3,802	$5,494	$5,520	$4,471
Operating Leases	25,867	4,381	9,542	10,596	1,348
Purchase Obligations	3,811	3,811	—	—	—
Total	$48,965	$11,994	$15,036	$16,116	$5,819

Long Term Debt, HCRP. Under an agreement executed in 2016, during the first royalty interest period of April 1, 2016 through March 31, 2025, we are obligated to pay HCRP the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by us. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by us. See Note 7 to the Consolidated Financial Statements in Part II, Item 8 for further details.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Intangible Assets

Intangible assets acquired in the Merger were initially recorded at their estimated fair values of $20.3 million for developed technology related to Inavir which was, until it was revalued, being amortized on a straight-line basis over the estimated period of future royalties of 11.75 years. The developed technology related to Inavir was revalued at $5.0 million as of December 31, 2022, resulting in an impairment loss of $4.3 million being recorded. These valuations were prepared by an independent third party based on discounted cash flows of estimated future revenue streams, which are highly subjective. The fair value as of December 31, 2023, is being amortized on a straight-line basis over the remaining period of future royalties of 5.9 years.

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

Expected term – This represents the period that our stock-based awards granted are expected to be outstanding and is determined using the simplified method (the arithmetic average of its original contractual term and its average vesting term). We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-based awards. Based on the weighted average applied to options awarded in 2023, a notional 10% decrease in expected term would have reduced the fair value and the related compensation expense by approximately 2.2%.

Expected volatility – This is a measure of the amount by which our common stock price has fluctuated or is expected to fluctuate. Since the beginning of 2020 we have measured volatility based on the historical volatility of our own stock over the retrospective period corresponding to the expected term of the options on the measurement date. Based on the weighted average applied to options awarded in 2023, a notional 10% decrease in expected volatility (from 128% to 115%) would have reduced the fair value and the related compensation expense by approximately 4.2%.

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

Recently Issued Accounting Pronouncements

See the “Recent Accounting Pronouncements” in Note 2 to the Consolidated Financial Statements in Part II, Item 8 for information related to the issuance of new accounting standards in 2023, none of which have had, or are expected to have, a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. All of our cash is held in bank accounts or money market funds that presently earn very little interest and our investments are in marketable debt securities with high credit ratings. We believe a 1% increase in the borrowing base rate would result in a negligible impact on our consolidated financial statements.

Exchange Rate Sensitivity

Our royalty revenue, which is calculated in U.S. dollars, is based on sales in Japanese yen, so a 1% increase in the strength of the U.S. dollar against the yen would lead to a 1% reduction in royalty revenue and related accounts receivable. All our other revenue and substantially all of our expenses, assets and liabilities are denominated in U.S. dollars and, as a result, we have not experienced significant foreign exchange gains recently and do not anticipate that foreign exchange gains or losses will be significant in the near future.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Vaxart, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vaxart, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2023 and, since inception, has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued preclinical studies, clinical trials and manufacturing expenses included the following, among others:

● We obtained an understanding of the design and implementation of internal controls over the estimation of accrued preclinical studies, clinical trials and manufacturing expenses.

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

● We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

●	Performed corroborating inquiries with Company clinical operations and manufacturing operations personnel.

●	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and third-party service providers).

●	Evaluated management’s judgments by comparing such judgments to the evidence obtained.

●	Obtained the listing of all contracts related to research and development expenses to evaluate the completeness of accruals.

●	Tested the mathematical accuracy of management’s calculation of clinical trial and manufacturing activities accruals in the consolidated financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2019.

San Francisco, California

March 14, 2024

PCAOB ID Number 100

VAXART, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$34,755	$46,013
Short-term investments	4,958	49,704
Accounts receivable	3,008	20
Prepaid expenses and other current assets	2,815	3,714

Total current assets	45,536	99,451

Property and equipment, net	11,731	15,585
Right-of-use assets, net	24,840	25,715
Intangible assets, net	4,289	5,020
Goodwill	4,508	4,508
Other long-term assets	926	3,568

Total assets	$91,830	$153,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,584	$5,514
Deferred grant revenue	—	2,000
Other accrued current liabilities	5,634	8,084
Current portion of operating lease liability	2,703	2,228
Current portion of liability related to sale of future royalties	3,803	95

Total current liabilities	13,724	17,921

Operating lease liability, net of current portion	17,385	19,477
Liability related to sale of future royalties, net of current portion	2,623	5,621
Other long-term liabilities	293	231

Total liabilities	34,025	43,250

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred Stock: $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2023 or 2022	—	—
Common Stock: $0.0001 par value; 250,000,000 shares authorized as of December 31, 2023 and 2022; 153,959,853 shares issued and 153,452,833 shares outstanding as of December 31, 2023 and 134,199,429 shares issued and outstanding as of December 31, 2022	15	13
Additional paid-in capital	467,731	437,992
Treasury Stock at cost, 507,020 shares and none as of December 31, 2023 and 2022, respectively	(366)	—
Accumulated deficit	(409,574)	(327,109)
Accumulated other comprehensive loss	(1)	(299)

Total stockholders’ equity	57,805	110,597

Total liabilities and stockholders’ equity	$91,830	$153,847

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022

Revenue:
Non-cash royalty revenue related to sale of future royalties	$3,920	$107
Grant revenue	3,459	—

Total revenue	7,379	107

Operating expenses:
Research and development	68,142	81,054
General and administrative	22,584	29,386
Impairment of intangible assets	—	4,254

Total operating expenses	90,726	114,694

Operating loss	(83,347)	(114,587)

Other income (expense):
Interest income	2,652	1,247
Non-cash interest expense related to sale of future royalties	(1,447)	(1,305)
Gain on remeasurement of future royalty liability	—	6,960
Other expense, net	(62)	(6)

Loss before income taxes	(82,204)	(107,691)

Provision for income taxes	261	67

Net loss	$(82,465)	$(107,758)

Net loss per share – basic and diluted	$(0.57)	$(0.84)

Shares used to compute net loss per share – basic and diluted	144,819,781	127,683,813

Comprehensive loss:
Net loss	$(82,465)	$(107,758)
Unrealized gain (loss) on available-for-sale investments, net of tax	298	(225)
Comprehensive loss	$(82,167)	$(107,983)

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Gain	Equity

Balances as of January 1, 2022	125,594,393	$13	—	—	$406,943	$(219,351)	$(74)	$187,531

Issuance of common stock under September 2021 ATM, net of offering costs of $786	8,419,700	—	—	—	17,237	—	—	17,237

Issuance of common stock upon exercise of common stock warrants	5,000	—	—	—	2	—	—	2

Issuance of common stock upon exercise of options	180,336	—	—	—	223	—	—	223

Stock-based compensation	—	—	—	—	13,587	—	—	13,587

Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(225)	(225)

Net loss	—	—	—	—	—	(107,758)	—	(107,758)

Balances as of December 31, 2022	134,199,429	$13	$—	$—	$437,992	$(327,109)	$(299)	$110,597

Issuance of common stock under September 2021 ATM, net of offering costs of $103	1,362,220	1	—	—	1,429	—	—	1,430

Issuance of common stock under 2023 Shelf Registration, net of offering costs of $284	16,000,000	1	—	—	13,599	—	—	13,600

Issuance of common stock upon exercise of stock options	54,720	—	—	—	17	—	—	17

Issuance of common stock under ESPP	734,675	—	—	—	562	—	—	562

Release of common stock for vested restricted stock units	1,608,809	—	—	—	—	—	—	—

Repurchase of common stock to satisfy tax withholding	—	—	(507,020)	(366)	—	—	—	(366)

Stock-based compensation	—	—	—	—	14,132	—	—	14,132

Unrealized gain on available-for-sale investments	—	—	—	—	—	—	298	298

Net loss	—	—	—	—	—	(82,465)	—	(82,465)

Balances as of December 31, 2023	153,959,853	$15	(507,020)	$(366)	$467,731	$(409,574)	$(1)	$57,805

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(82,465)	$(107,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,624	5,805
Loss on disposal of property and equipment	55	—
Amortization of discount on investments, net	(659)	(163)
Impairment of intangible assets	—	4,254
Stock-based compensation	14,132	13,587
Gain on remeasurement of future royalty liability	—	(6,960)
Non-cash interest expense related to sale of future royalties	1,447	1,305
Non-cash revenue related to sale of future royalties	(737)	(151)
Change in operating assets and liabilities:
Accounts receivable	(2,988)	51
Prepaid expenses and other assets	3,561	(3,783)
Accounts payable	(2,444)	357
Deferred grant revenue	(2,000)	2,000
Accrued liabilities	(6,979)	(3,323)

Net cash used in operating activities	(70,453)	(94,779)

Cash flows from investing activities:
Purchase of property and equipment	(1,871)	(9,601)
Proceeds from sale of property and equipment	120	—
Purchases of investments	(27,497)	(55,014)
Proceeds from maturities of investments	73,200	44,200

Net cash provided by (used in) investing activities	43,952	(20,415)

Cash flows from financing activities:
Net proceeds from issuance of common stock in registered direct offering	13,600	—
Net proceeds from issuance of common stock through at-the-market facilities	1,430	17,237
Proceeds from issuance of common stock upon exercise of warrants	—	2
Proceeds from issuance of common stock upon exercise of stock options	17	223
Shares acquired to settle employee tax withholding liabilities	(366)	—
Proceeds from issuance of common stock under the employee stock purchase plan	562	—

Net cash provided by financing activities	15,243	17,462

Net decrease in cash, cash equivalents and restricted cash	(11,258)	(97,732)

Cash, cash equivalents and restricted cash at beginning of the period	46,013	143,745

Cash, cash equivalents and restricted cash at end of the period	$34,755	$46,013

The accompanying notes are an integral part of these consolidated financial statements.

VAXART, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of non-cash investing and financing activity:
Operating lease liabilities arising from obtaining right-of-use assets	$495	$9,997
Acquisition of property and equipment included in accounts payable and accrued expenses	$4	$1,803

The following table presents a reconciliation of the Company's cash, cash equivalents and restricted cash in the Company's consolidated balance sheets:

	December 31,
	2023	2022
Cash and cash equivalents	$34,755	$44,013
Restricted cash	—	2,000
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$34,755	$46,013

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

On September 15, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “September 2021 ATM”), pursuant to which it may offer and sell, from time to time through sales agents, shares of its common stock having an aggregate offering price of up to $100 million. The Company filed a prospectus supplement with the SEC on September 16, 2021, and will pay sales commissions of up to 3.0% of gross proceeds from the sale of shares. In the year ended  December 31, 2023, 1,362,220 shares were issued and sold under the September 2021 ATM for gross proceeds of $1.5 million, which, after deducting sales commissions and expenses incurred to date, resulted in net proceeds of $1.4 million. As of  December 31, 2023, a total of 9,781,920 shares had been issued and sold under the  September 2021 ATM since its inception for gross proceeds of $19.6 million which, after deducting sales commissions and expenses, resulted in net proceeds of $18.6 million.

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

The Company is a clinical-stage biotechnology company with no product sales. Its primary source of capital is from the sale and issuance of common stock and common stock warrants. As of December 31, 2023, the Company had cash, cash equivalents and investments of $39.7 million. The Company’s cash, cash equivalents and investments are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the consolidated financial statements are issued. In the first quarter of 2023, the Company implemented a restructuring plan to reduce operating costs and better align its workforce with the needs of its business. The plan resulted in a reduction of approximately 27% of the Company’s workforce and severance costs of $0.5 million for the year ended December 31, 2023.

The Company will be dependent upon raising additional capital through placement of its common stock, notes or other securities, borrowings, or entering into a partnership with a strategic party in order to implement its business plan.

Based on management's current plan, the Company expects to have enough cash runway into the fourth quarter of 2024. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, management’s plans include further reducing or delaying operating expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of Consolidation – The consolidated financial statements include the financial statements of Vaxart, Inc. and its subsidiaries. All significant transactions and balances between Vaxart, Inc. and its subsidiaries have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities (including accrued clinical and manufacturing accruals described within this Note 2), revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results and outcomes could differ from these estimates and assumptions.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Cash, Cash Equivalents and Restricted Cash – The Company considers all highly liquid debt investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which may consist of amounts invested in money market funds, corporate bonds and commercial paper, are stated at fair value. The Company’s restricted cash includes refundable advance payments received as of December 31, 2023 and 2022, of zero and $2.0 million, respectively.

Investments – Excess cash balances may be invested in marketable debt securities. All marketable debt securities that are readily convertible to known amounts of cash with stated maturities greater than three months when purchased are classified as investments.

The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable debt securities are classified and accounted for as available-for-sale. After consideration of the Company’s objectives to preserve capital, as well as its liquidity requirements, it may sell any debt securities prior to their stated maturities.

Marketable debt securities are carried at fair value and unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable debt securities are determined on a specific identification method, and such gains and losses are recorded as a component of other income (expense). Available-for-sale investments are classified as either current or non-current assets based on each instrument’s underlying effective maturity date and whether the Company has the intent and ability to hold the investment for a period of greater than 12 months. Marketable debt securities with remaining maturities of 12 months or less are classified as current and are reported as short-term investments in the consolidated balance sheets. Marketable debt securities with remaining maturities of more than 12 months for which the Company has the intent and ability to hold the investment for more than 12 months are classified as non-current and are included in long-term investments in the consolidated balance sheets.

At each reporting date, the Company evaluates marketable debt securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. The Company evaluates, among other factors, whether the Company has the intention to sell any of its investments and whether it is more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. In addition, the Company invests in marketable debt securities with high credit ratings that are classified in Level 1 and 2 of the fair value hierarchy and it has received and expects to continue to receive interest and principal payments as the investments become due. Based on this evaluation, as of December 31, 2023, and 2022, the Company determined that unrealized losses of its marketable debt securities were primarily attributable to changes in interest rates and other non-credit related factors. As such, no allowance for credit losses were recorded for the years ended December 31, 2023 and 2022.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, available-for-sale investments and accounts receivable. The Company places its cash, cash equivalents, restricted cash and available-for-sale investments at financial institutions that management believes are of high credit quality. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash, cash equivalents and restricted cash to the extent such amounts are in excess of the federally insured limits. Losses incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating.

Accounts Receivable – Accounts receivable arise from the Company’s royalty revenue receivable for sales, net of estimated returns, of Inavir and are reported at amounts expected to be collected in future periods. An allowance for expected credit losses over the life of the receivables is reserved for based on a combination of historical experience, aging analysis, current economic trends and information on specific accounts, with related amounts recorded as a reserve against revenue recognized.  The reserve is re-evaluated on a regular basis and adjusted as needed. Once a receivable is deemed to be uncollectible, such balance is charged against the reserve. The Company has provided no allowance for credit losses as of December 31, 2023 and 2022.

Accounts receivable are subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company's total accounts receivable balance. As of December 31, 2023 and 2022, Daiichi Sankyo Company, Limited ("Daiichi Sankyo"), represented 100% of the Company's total accounts receivable balance.

Property and Equipment – Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in other income and (expenses) in the period realized.

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

Impairment of Long-Lived Assets – The Company reviews its long-lived assets, including property and equipment, goodwill and intangible assets with finite lives, for impairment in the fourth quarter of each year, and more frequently whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. When indications of impairment are present and the estimated undiscounted future cash flows from the use of these assets is less than the assets’ carrying value, the related assets will be written down to fair value. The Company assessed its developed technology as not impaired in the year ended December 31, 2023 and impaired in the year ended December 31, 2022 (see Note 5).

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Revenue from royalties earned as a percentage of end-user sales, including milestone payments based on achieving a specified level of sales, where a license is deemed to be the predominant item to which the royalties relate, is recognized as revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied), as required under the sales- and usage-based royalty exception.

Revenue from contracts with customers is recognized ratably, based on costs incurred, as the Company provides promised services to its customers in amounts that reflect the consideration that the Company expects to receive for those services.

In 2022, the Company accepted a $3.5 million grant to perform research and development work for the Bill & Melinda Gates Foundation (the “BMGF Grant”). The BMGF Grant funds received represent a contribution with a donor imposed condition under Accounting Standards Codification 958-605. The BMGF Grant involved the transfer of an advance deposit to the Company before specified conditions were substantially met.  Therefore, the transfer of cash was recorded as restricted cash and deferred revenue. When conditions were substantially met, the refundable advance was recognized as revenue. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized $3.5 million and zero revenue from the BMGF Grant for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, restricted cash and deferred revenue were zero and $2.0 million, respectively (see Note 6).

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

NOTE 4.  Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities that approximate fair value due to their relatively short maturities.

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

The following table sets forth the fair value of the Company’s financial assets that are measured on a recurring basis as of  December 31, 2023 and 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Money market funds	$31,403	$—	$—	$31,403
U.S. Treasury securities	—	4,958	—	4,958

Total assets	$31,403	$4,958	$—	$36,361

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets:
Money market funds	$30,834	$—	$—	$30,834
U.S. Treasury securities	—	41,542	—	41,542
Corporate securities	—	8,162	—	8,162

Total assets	$30,834	$49,704	$—	$80,538

The Company held no financial liabilities measured on a recurring basis as of  December 31, 2023 or 2022.

NOTE 5.  Balance Sheet Components

(a)     Cash, Cash Equivalents, Restricted Cash and Investments

Cash, cash equivalents, restricted cash and investments consisted of the following (in thousands):

	Amortized	Gross Unrealized		Estimated	Cash and Cash	Short-Term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments
December 31, 2023
Cash at banks	$3,352	$—	$—	$3,352	$3,352	$—
Money market funds	31,403	—	—	31,403	31,403	—
U.S. Treasury securities	4,959	—	(1)	4,958	—	4,958
Total	$39,714	$—	$(1)	$39,713	$34,755	$4,958

	Amortized	Gross Unrealized		Estimated	Cash, Cash Equivalents	Short-Term
	Cost	Gains	Losses	Fair Value	and Restricted Cash	Investments
December 31, 2022
Cash at banks	$15,179	$—	$—	$15,179	$15,179	$—
Money market funds	30,834	—	—	30,834	30,834	—
U.S. Treasury securities	41,812	—	(270)	41,542	—	41,542
Corporate securities	8,191	—	(29)	8,162	—	8,162
Total	$96,016	$—	$(299)	$95,717	$46,013	$49,704

As of December 31, 2023 and 2022, all investments were available-for-sale debt securities with remaining maturities of 12 months or less. As of December 31, 2023 and 2022, the Company held 1 and 18 securities, respectively, in an unrealized loss position for 12 months or less. Interest receivable as of December 31, 2023 and 2022, was $0.1 million and $0.2 million, respectively and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

(b)     Accounts Receivable

Accounts receivable comprises royalties receivable of $3.0 million and $20,000 as of  December 31, 2023 and 2022, respectively. The Company has provided no allowance for credit losses as of  December 31, 2023 and 2022, based on past events and subsequent receipts.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(c)     Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022

Laboratory equipment	$13,448	$12,035
Office and computer equipment	1,105	1,078
Leasehold improvements	3,985	1,760
Construction in progress	24	3,984
Total property and equipment	18,562	18,857
Less: accumulated depreciation	(6,831)	(3,272)
Property and equipment, net	$11,731	$15,585

Depreciation expense was $3.8 million, and $2.0 million for the years ended December 31, 2023 and 2022, respectively. There were no impairments of the Company’s property and equipment recorded for the years ended  December 31, 2023 or 2022.

(d)     Right-of-Use Assets, Net

Right-of-use assets, net comprises facilities of $24.8 million and $25.7 million as of  December 31, 2023 and 2022, respectively. The right of use of additional leased premises in California commenced in 2023 and 2022, resulting in an additional $3.1 million and $15.0 million right-of-use assets recorded in the year ended December 31, 2023 and 2022 respectively.

(e)     Intangible Assets, Net

Intangible assets comprise developed technology, intellectual property and, until it was considered fully impaired, in-process research and development. Intangible assets are carried at cost less accumulated amortization. As of December 31, 2023, developed technology and intellectual property had remaining lives of 5.9 and 4.0 years, respectively. Intangible assets consist of the following (in thousands):

	December 31, 2023	December 31, 2022

Developed technology	$5,000	$5,000
Intellectual property	80	80
Total cost	5,080	5,080
Less: accumulated amortization	(791)	(60)
Intangible assets, net	$4,289	$5,020

Intangible asset amortization expense was $0.7 million and $1.3 million for the years ended  December 31, 2023 and 2022, respectively. The Company assessed its developed technology as not impaired in the year ended December 31, 2023. Due to a decline in royalties earned since the outbreak of COVID-19 (see Note 7), developed technology was assessed as partially impaired as of December 31, 2022, and accordingly an impairment charge of $4.3 million were recorded within operating expenses.

As of December 31, 2023, the estimated future amortization expense by year is as follows (in thousands):

Year Ending December 31,	Amount
2024	$731
2025	732
2026	731
2027	731
2028	727
Thereafter	637
Total	$4,289

(f)     Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of assets acquired, comprises $4.5 million for both years ended  December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, there was no change in goodwill. As of December 31, 2023 and 2022, there have been no indicators of impairment.

(g)     Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022

Accrued compensation	$4,576	$3,112
Accrued clinical and manufacturing expenses	312	2,413
Accrued professional and consulting services	211	691
Accrued other expenses	535	1,868
Total	$5,634	$8,084

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 6.  Revenue

Royalty agreement

The Company generates royalty revenue from the sale of Inavir in Japan, pursuant to a collaboration and license agreement that Aviragen entered into with Daiichi Sankyo, in 2009. In September 2010, laninamivir octanoate was approved for sale by the Japanese Ministry of Health and Welfare for the treatment of influenza in adults and children, which Daiichi Sankyo markets as Inavir. Under the agreement, the Company currently receives a 4% royalty on net sales of Inavir in Japan. The last patent related to Inavir is set to expire in December 2029 in Japan, at which time royalty revenue will cease. The royalty revenue related to Inavir recognized for the years ended December 31, 2023 and 2022, was zero. The Company recognized non-cash royalty revenue related to sale of future royalties of $3.9 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively (see Note 7). Both the royalty revenue and the non-cash royalty revenue related to sale of future royalties have been subjected to a 5% withholding tax in Japan, for which $0.2 million and $5,000 was included in income tax expense in the years ended December 31, 2023 and 2022, respectively.

Grant Revenue

In  November 2022, the Company accepted the $3.5 million BMGF Grant to perform research and development work for the Bill & Melinda Gates Foundation and received $2.0 million in advance that was recorded as restricted cash and deferred revenue. The Company received an additional $1.5 million in  July 2023 upon completion of certain milestones. The Company recognizes revenue under research contracts only when a contract has been executed and the contract price is fixed or determinable. Revenue from the BMGF Grant is recognized in the period during which the related costs are incurred and the related services are rendered, provided that the applicable conditions under the contract have been met. Costs of contract revenue are recorded as a component of operating expenses in the consolidated statements of operations and comprehensive loss. The Company recognized revenue from the BMGF Grant of $3.5 million and zero for the years ended December 31, 2023 and 2022, respectively. As December 31, 2023 and 2022, restricted cash and deferred revenue were zero and $2.0 million, respectively.

NOTE 7.  Liabilities Related to Sale of Future Royalties

In April 2016, Aviragen entered into a Royalty Interest Acquisition Agreement (the “RIAA”) with HealthCare Royalty Partners III, L.P. ("HCRP"). Under the RIAA, HCRP made a $20.0 million cash payment to Aviragen in consideration for acquiring certain royalty rights (“Royalty Rights”) related to the approved product Inavir in the Japanese market. The Royalty Rights were obtained pursuant to the collaboration and license agreements (the “License Agreement”) and a commercialization agreement that the Company entered into with Daiichi Sankyo. Per the terms of the RIAA, during the first royalty interest period of April 1, 2016 through March 31, 2025, HCRP is entitled to the first $3.0 million and any cumulative remaining shortfall amount plus 15% of the next $1.0 million in royalties earned in each year commencing on April 1, with any excess revenue being retained by the Company. Further, during the second royalty interest period beginning April 1, 2025 and ending on December 24, 2029, HCRP is entitled to the first $2.7 million and any cumulative remaining shortfall amount, plus 15% of the next $1.0 million in royalties, with any excess revenue being retained by the Company. A shortfall occurs when, during an annual period ending on  March 31st,  for the first royalty interest period of April 1, 2016 through March 31, 2025, the Company’s royalty payments fall below $3.0 million; and $2.7 million for the second royalty interest period of April 1, 2025 and ending on December 24, 2029, excluding the period of April 1, 2028 through December 24, 2029.

For avoidance of doubt, the RIAA states, in the event there is a remaining cumulative remaining shortfall amount as of December 24, 2029, the Company shall not be obligated to pay HCRP any royalty payment beyond what the Company is paid from Daiichi Sankyo. The cumulative remaining shortfall amount is the aggregate amount of the remaining shortfall for each annual period, which was $7.0 million and $4.3 million as of December 31, 2023 and 2022, respectively.

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

The following table shows the activity within the liability account during the year ended December 31, 2023 (in thousands):

Total liability related to sale of future royalties, start of year	$5,716
Non-cash royalty revenue paid to HCRP	(737)
Non-cash interest expense recognized	1,447
Total liability related to sale of future royalties, end of year	6,426
Current portion	(3,803)
Long-term portion	$2,623

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 8.  Leases

The Company has obtained the right of use for office and manufacturing facilities under six operating lease agreements with initial terms exceeding one year.

The Company obtained the right of use of real estate located in South San Francisco, California, in November 2020 under a lease that was scheduled to terminate on September 30, 2025, which has been extended until March 31, 2029, with no additional extension option. The Company obtained the right of use of another property also located in South San Francisco, California, in June 2015 that was scheduled to terminate on April 30, 2020, with a five-year extension option that the Company exercised in July 2019, extending the lease until April 30, 2025, which has been further extended until March 31, 2029, with an option to extend for an additional eight years. In September 2021, the Company executed a lease for a facility in South San Francisco, California, with an initial term expiring on March 31, 2029, with an option to extend for an additional eight years. This lease includes a component for tenant improvements that were substantially completed in the three months ended September 30, 2022, when the lease for this component was deemed to have commenced for accounting purposes. It also includes a component for which tenant improvements of $3.1 million were completed and were recorded within right-of-use assets in the consolidated balance sheets when they were substantially completed in the three months ended March 31, 2023. Further, the Company has the right of use of a facility located in South San Francisco, California, under a lease that terminates on March 30, 2029, with a five-year renewal option. The Company also has the right of use of two facilities in Burlingame, California, under leases that terminate on  May 31, 2025, both of which have two 30-month extension options.

As of December 31, 2023, the weighted average discount rate for operating leases with initial terms of more than one year was 9.80% and the weighted average remaining term of these leases was 5.12 years. Discount rates were determined using the Company’s marginal rate of borrowing at the time each lease was executed or extended.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of  December 31, 2023 (in thousands):

Year Ending December 31,	Amount
2024	$4,381
2025	4,511
2026	5,031
2027	5,207
2028	5,389
Thereafter	1,348
Undiscounted total	25,867
Less: imputed interest	(5,779)
Present value of future minimum payments	20,088
Current portion of operating lease liability	(2,703)
Operating lease liability, net of current portion	$17,385

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the years ended December 31, 2023 and 2022, including variable lease costs for one lease that has not yet commenced for accounting purposes, are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022

Operating lease cost	$6,170	$4,159
Short-term lease cost	52	436
Variable lease cost	1,864	1,312
Total operating lease cost	$8,086	$5,907

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 9.  Commitments and Contingencies

(a)     Purchase Commitments

As of December 31, 2023, the Company had approximately $3.8 million of non-cancelable purchase commitments, principally for contract manufacturing and clinical services and leasehold improvements which are expected to be paid within the next year. In addition, the Company has operating lease commitments as detailed in Note 8.

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

On January 29, 2021, lead plaintiffs filed their consolidated amended complaint. On July 8, 2021, all defendants moved to dismiss the consolidated amended complaint. On May 14, 2021, the court granted lead plaintiffs’ request to amend the consolidated amended complaint and denied defendants’ motions to dismiss as moot. On June 10, 2021, lead plaintiffs filed a first amended consolidated complaint, and on August 9, 2021, lead plaintiffs filed a corrected first amended consolidated complaint. The first amended consolidated complaint, as corrected, named certain of Vaxart’s current and former executive officers and directors, as well as Armistice Capital, LLC (“Armistice”), as defendants. It claimed three violations of federal civil securities laws; violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5, as against the Company and all individual defendants; violation of Section 20(a) of the Exchange Act, as against Armistice and all individual defendants; and violation of Section 20A of the Exchange Act against Armistice. The first amended consolidated complaint, as corrected, alleged that the defendants violated securities laws by misstating and/or omitting information regarding the Company’s development of a norovirus vaccine, the vaccine manufacturing capabilities of a business counterparty, and the Company’s involvement with Operation Warp Speed (“OWS”); and by engaging in a scheme to inflate Vaxart’s stock price. The first amended consolidated complaint sought certification as a class action for similarly situated shareholders and sought, among other things, an unspecified amount of damages and attorneys’ fees and costs. On July 8, 2021, all defendants moved to dismiss the first amended consolidated complaint. By Order dated December 22, 2021, the court granted the motion to dismiss by Armistice with leave to amend and otherwise denied the motions to dismiss. On July 27, 2022, lead plaintiffs filed a notice announcing that they had reached a partial settlement (the “Partial Settlement”) to resolve all claims against the Company and its current or former officers and/or directors in their capacity as officers and/or directors of the Company (the “Settling Defendants”). Pursuant to the Partial Settlement, the Company agreed to a settlement amount of $12.0 million with $2.0 million to be paid by the Company and the remainder to be paid by the Company’s insurers. On November 2, 2022, the Company paid the $2.0 million settlement amount with respect to the Putative Class Action pursuant to the terms of the settlement agreement reached in that case. On November 14, 2022, lead plaintiffs filed a second amended consolidated class action complaint that purported to include new allegations to support claims against Armistice. By Orders dated January 25, 2023, the court approved the Partial Settlement and entered judgment dismissing with prejudice all claims asserted in the Putative Class Action against the Settling Defendants.

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

(b)     Common Stock

As of December 31, 2023, the Company was authorized to issue 250,000,000 shares of common stock, $0.0001 par value per share, which includes an increase of 100,000,000 on August 4, 2022, when the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of common stock possess all voting power for the election of the Company’s directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. In no event will any stock dividends or stock splits or combinations of stock be declared or made on common stock unless the shares of common stock at the time outstanding are treated equally and identically. As of December 31, 2023, no dividends had been declared by the board of directors.

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

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2023	December 31, 2022

Options issued and outstanding	17,938,726	14,725,261
RSUs issued and outstanding	2,126,373	808,310
Available for future grants of equity awards	5,685,806	12,074,692
Common stock warrants	227,434	227,434
2022 Employee Stock Purchase Plan	1,065,325	1,800,000
Total	27,043,664	29,635,697

(c)     Warrants

The Company has the following warrants outstanding as of December 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

NOTE 11.  Equity Incentive Plans

On April 23, 2019, the Company’s stockholders approved the adoption of the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, other stock awards and performance awards that may be settled in cash, stock, or other property. The 2019 Plan is designed to secure and retain the services of employees, directors and consultants, provide incentives for the Company’s employees, directors and consultants to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees, directors and consultants may be given an opportunity to benefit from increases in the value of the Company’s common stock. Following adoption of the 2019 Plan, all previous plans were frozen, and on forfeiture, cancellation and expiration, awards under those plans are not assumed by the 2019 Plan.

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

A summary of stock option and RSU transactions for the years ended December 31, 2023 and 2022 follows:

			Weighted		Weighted
	Shares	Number of	Option Average	Number of	RSU Average
	Available	Options	Exercise	RSUs	Grant Date
	For Grant	Outstanding	Price	Outstanding	Fair Value

Balance at January 1, 2022	5,582,742	10,216,106	$4.96	—	$—

Authorized under 2019 Plan Amendment	12,000,000	—	$—	—	$—
Granted	(7,291,935)	6,376,657	$4.10	915,278	$3.58
Exercised	—	(180,336)	$1.24	—	$—
Forfeited	1,625,133	(1,518,230)	$6.19	(106,968)	$3.62
Canceled	158,752	(168,936)	$7.17	—	$—

Balance at December 31, 2022	12,074,692	14,725,261	$4.48	808,310	$3.57

Granted	(10,631,320)	7,399,849	$0.78	3,231,471	$0.78
Exercised	—	(54,720)	$0.31	(1,608,809)	$1.09
Forfeited	2,444,486	(2,139,887)	$5.00	(304,599)	$2.42
Canceled	1,797,948	(1,991,777)	$4.51	—	$—

Balance at December 31, 2023	5,685,806	17,938,726	$2.90	2,126,373	$1.37

As of December 31, 2023, there were 17,938,726 options outstanding with a weighted average exercise price of $2.90, a weighted average remaining contractual term of 8.18 years and an aggregate intrinsic value of $26,000. Of these options, 9,667,285 were vested, with a weighted average exercise price of $3.17, a weighted average remaining contractual term of 7.70 years and an aggregate intrinsic value of $26,000.

The Company received $17,000 for the 54,720 options exercised in the year ended December 31, 2023, which had an intrinsic value of $31,000. The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2023, based on the Company’s common stock closing price of $0.57 on December 29, 2023, the prior business day, which would have been received by the option holders had all their in-the-money options been exercised as of that date. The Company received $223,000 for the 180,336 options exercised during the year ended December 31, 2022, which had an intrinsic value of $481,000.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

The weighted average grant date fair value of options awarded in the years ended December 31, 2023 and 2022, was $0.78 and $4.10, respectively. Fair values were estimated using the following assumptions:

Year Ended December 31,
	2023	2022

Risk-free interest rate	3.45% - 4.15%	1.62% - 4.02%
Expected term (in years)	5.50 - 6.00	5.42 - 6.08
Expected volatility	128% - 134%	125% - 131%
Dividend yield	—%	—%

The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards, net of estimated forfeitures, to compensation expense over the service period. Total stock-based compensation recognized for options was as follows (in thousands):

	Year Ended December 31,
	2023	2022

Research and development	$8,362	$9,183
General and administrative	5,770	4,404
Total stock-based compensation	$14,132	$13,587

As of December 31, 2023, the unrecognized stock-based compensation cost related to outstanding stock options and RSUs expected to vest was $20.5 million, which the Company expects to recognize over an estimated weighted average period of 2.13 years.

On August 4, 2022, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”) was approved by the Company’s stockholders and the Company reserved 1,800,000 shares of the Company’s common stock for purchase under the 2022 ESPP. The 2022 ESPP has a 6-month offering period comprised of one purchase period. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of the 6-month offering period or the end of such offering period. During the year ended December 31, 2023, the Company received $0.6 million and issued 734,675 shares under the 2022 ESPP. As of December 31, 2023, 1,065,325 shares are available and reserved for future issuance under the 2022 ESPP.

The estimated fair value used for the six-month offering period beginning December 1, 2023 and ending May 31, 2024, was $0.27 per share. The estimated fair value used for the six-month offering period beginning June 1, 2023 and ending November 30, 2023, was $0.54 per share. The estimated fair value used for the six-month offering period beginning December 1, 2022 and ending May 31, 2023 was $0.46 per share. Stock-based compensation expense related to the ESPP for the years ended December 31, 2023 and 2022, was $0.4 million and zero, respectively. As of December 31, 2023, the unrecognized stock-based compensation cost related to outstanding ESPP expected to be recognized is $0.1 million by May 2024. The fair value of the ESPP shares was estimated using the Black-Scholes option pricing model using the following assumptions:

	Six-Month Offering Period Ending May 31, 2024	Six-Month Offering Period Ended November 30, 2023	Six-Month Offering Period Ended May 31, 2023

Risk-free interest rate	5.26%	5.37%	4.60%
Expected term (in years)	0.50	0.50	0.50
Expected volatility	75.20%	98.55%	84.66%
Dividend yield	—%	—%	—%

NOTE 12.  Benefit Plan

The Company provides a tax-qualified employee savings and retirement plan commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to defer their current compensation up to the IRS annual contribution limit of $22,500 for calendar year 2023 and $20,500 for calendar year 2022. Employees age 50 or over may elect to contribute an additional $7,500 annually for 2023 and $6,500 for 2022.

Employees direct their contributions, which vest immediately, across a series of mutual funds. In the years ended December 31, 2023 and 2022, the Company matched employee contributions up to 3% of each employee’s eligible earnings, vesting immediately. The Company’s matching contributions totaled $0.6 million and $0.7 million in the years ended  December 31, 2023 and 2022, respectively. The costs of administering the Plan totaled $28,000 and $19,000 in the years ended December 31, 2023 and 2022, respectively.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 13.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022

Current:
Federal	$—	$—
State	3	3
Foreign	258	64

Total Current	261	67

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total Deferred	—	—

Provision for income taxes	$261	$67

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$47,720	$39,822
Research and development tax credits	10,187	7,943
Capitalized research and development	21,676	14,260
Sale of future royalties	1,623	2,886
Lease liability	4,206	4,581
Accruals, reserves and other	4,827	5,004
Total deferred tax assets	90,239	74,496
Valuation allowance	(82,500)	(66,323)
Deferred tax assets net of valuation allowance	7,739	8,173
Deferred tax liabilities:
Intangible assets	(2,308)	(2,614)
Right-of-use assets	(5,216)	(5,427)
Depreciation on property and equipment	(215)	(132)
Total deferred tax liabilities	(7,739)	(8,173)

Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes with the expected provision for income taxes computed by applying the federal statutory income tax rate of 21% to the net loss before provision for income taxes:

	Year Ended December 31,
	2023	2022

U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes (net of federal benefit)	0.1	0.1
Foreign rate differential	(1.1)	(0.3)
Permanently non-deductible items	(1.1)	(1.5)
Tax credits	2.7	3.0
Change in valuation allowance	(19.7)	(22.0)
Prior year true-up	(0.1)	(0.2)
Other	(2.1)	(0.2)

Provision for income taxes	(0.3)%	(0.1)%

The Company’s actual tax expense differed from the statutory federal income tax expense using a tax rate of 21% for the years ended December 31, 2023 and 2022, respectively, primarily due to foreign income taxes being taxed at different rates, nondeductible expenses, research and development tax credits, and the change in valuation allowance.

As of December 31, 2023 and 2022, the Company had net operating loss (“NOL”) carryforwards of $201.1 million and $162.1 million for federal purposes, and $87.5 million and $85.0 million for state purposes, respectively. If not utilized, federal net operating losses of $1.8 million will begin to expire in 2024 and $199.3 million will be carried forward indefinitely; state net operating losses of $2.9 million will begin to expire in 2028 and $84.6 million will be carried forward indefinitely.

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

As of December 31, 2023, the Company also has accumulated tax losses of $4.9 million for Australia available for carryforward against future earnings, which under relevant tax laws do not expire but may not be available under certain circumstances.

As of  December 31, 2023 and 2022, the Company had research and development tax credit carryforwards for federal purposes of $9.4 million and $6.9 million, respectively, and state research and development tax credit carryforwards of $8.5 million and $7.0 million, respectively. The federal research and development tax credit carryforwards will expire at various dates between 2039 and 2043. The state research and development tax credit carryforwards do not expire.

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

Sections 382 and 383 of the Internal Revenue Code provide for a limitation on the annual use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company has completed an analysis to determine if such ownership changes have occurred and concluded it was more likely than not that there were changes in ownership. Due to the existence of a full valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate. Further analyses will be performed prior to recognizing the benefits of any losses or credits in the consolidated financial statements.

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2023 and 2022. The net change in total valuation allowance was an increase of approximately $16.2 million and $23.7 million for the years ended December 31, 2023 and 2022, respectively.

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $6.6 million and $4.9 million as of December 31, 2023 and 2022, respectively, of which none would impact the effective tax rate, if recognized, because the benefit would be offset by an increase in the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022

Beginning Balance	$4,945	$2,422
Additions based on tax positions related to the current year	1,621	2,589
Increase (decreases) related to prior years’ tax positions	—	(66)

Ending Balance	$6,566	$4,945

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2023 and 2022, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

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

VAXART, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 14.  Net Loss Per Share Attributable to Common Stockholders

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022

Net loss	$(82,465)	$(107,758)

Shares used to compute net loss per share, basic and diluted	144,819,781	127,683,813

Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.84)

No adjustment has been made to the net loss attributable to common stockholders as the effect would be anti-dilutive due to the net loss.

The following potentially dilutive weighted average securities were excluded from the computation of weighted average shares outstanding because they would have been antidilutive:

	Year Ended December 31,
	2023	2022

Options to purchase common stock	17,270,980	13,567,390
Restricted stock unit to purchase common stock	2,931,662	460,975
Warrants to purchase common stock	227,434	228,725
Employee Stock Purchase Plan	402,699	392,095

Total potentially dilutive securities excluded from denominator of the diluted earnings per share computation	20,832,775	14,649,185

NOTE 15.  Subsequent Events

Securities Purchase Agreement

In January 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with RA Capital Healthcare Fund, L.P. in which 15,384,615 shares of its common stock were sold at an offering price of $0.65 per share pursuant to the Company’s 2023 Shelf Registration. The gross proceeds from the 2024 Securities Purchase Agreement were $10.0 million and, after deducting underwriting discounts, commission and estimated offering expenses, the net proceeds were $9.9 million.

Update on September 2021 ATM

Since December 31, 2023, the Company has issued 5,071,472 shares of common stock under the September 2021 ATM (see Note 1) for gross proceeds net of commissions totaling $5.7 million through  March 12, 2024.

ASPR Contract

On January 12, 2024, the Company was awarded a contract (“ASPR Contract”) by the U.S. Government through the Department of Health and Human Services, Office of the Administration for Strategic Preparedness and Response (“ASPR”) with a base and all options value of $9.3 million. Under the ASPR Contract, the Company will receive an award to support clinical trial planning activities for a Phase 2b clinical trial that would compare the Company’s XBB vaccine candidate to an mRNA comparator to evaluate efficacy for symptomatic and asymptomatic disease, systemic and mucosal immune induction, and adverse events.

Changes in Management and Board of Directors

On January 15, 2024, Andrei Floroiu resigned (i) as President and Chief Executive Officer of the Company, and (ii) as a member of the Company’s Board of Directors.

On January 16, 2024, the Company’s Board of Directors announced that, effective as of January 16, 2024, the current Chair of the Board of Directors, Michael J. Finney, Ph.D., has been appointed as Interim Chief Executive Officer of the Company. Dr. Finney also serves as the Company’s principal executive officer and will continue to serve on the Company's Board of Directors while serving as Interim Chief Executive Officer.

Subsequently, on March 4, 2024, the Board of Directors appointed Steven Lo as the Company’s Chief Executive Officer, President, and principal executive officer, as well as a member of the Board of Directors, in each case effective as of March 18, 2024. In connection with Mr. Lo’s appointment, it is anticipated that Michael J. Finney, Ph.D. will step down as the Company’s Interim Chief Executive Officer and principal executive officer on March 17, 2024; however, Dr. Finney will continue to serve as Chair of the Board of Directors. In addition, David Wheadon, M.D., will resign as Lead Director of the Board of Directors effective as of March 31, 2024. Dr. Wheadon will continue to serve as a director on the Board of Directors.

2024 Inducement Award Plan

On February 27, 2024, the Board of Directors adopted the Vaxart, Inc. 2024 Inducement Award Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board of Directors or the independent members of the Board of Directors. The Board of Directors reserved 3,000,000 shares of the Company’s common stock for issuance under the 2024 Inducement Plan, subject to adjustment as provided in the plan document.

The terms of the 2024 Inducement Plan are substantially similar to the terms of the Company’s 2019 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the 2024 Inducement Plan and equity awards under the 2024 Inducement Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

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

Inherent Limitations Over Internal Controls

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Vaxart have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

Item 9B.  Other Information

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

The Company expects to file with the U.S. Securities and Exchange Commission (the “SEC”) in April 2024 (and, in any event, not later than 120 days after the close of the Company’s last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with the Company’s Annual Meeting of Stockholders to be held in 2024 (the “Annual Meeting”), which involves the election of directors.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item will be set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

(a) (2)

Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

(a) (3)	Exhibits (see “Exhibit Index” below).

(b)	Refer to (a)(3).

(c)	Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
2.1	Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	October 30, 2017
2.2	Amendment No. 1, dated as of February 7, 2018, to the Agreement and Plan of Merger and Reorganization dated October 27, 2017, by and among Aviragen Therapeutics, Inc., Vaxart, Inc. and Agora Merger Sub, Inc.	8-K	001-35285	2.1	February 7, 2018
3.1	Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	10-K	001-35285	3.1	September 13, 2016
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Aviragen Therapeutics, Inc.	8-K	001-35285	3.1	February 20, 2018
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.2	February 20, 2018
3.4	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	April 24, 2019
3.5	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	8-K	001-35285	3.1	June 9, 2020
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Vaxart, Inc.	Form 10-Q	001-35285	3.3	August 8, 2022
3.7	Amended and Restated By-laws of Vaxart, Inc., effective as of October 18, 2023	8-K	001-35285	3.1	October 23, 2023
4.1	Reference is made to Exhibits 3.1 to 3.7
4.2	Specimen Common Stock Certificate	S-3	333-228910	4.2	December 20, 2018
4.3	Form of Pre-Funded Warrant (April 2019)	S-1	333-229536	10.25	February 6, 2019
4.4	Form of Common Stock Warrant (April 2019)	S-1/A	333-229536	4.4	April 8, 2019
4.5	Form of Representative Warrant (April 2019)	S-1/A	333-229536	4.5	April 8, 2019
4.6	Form of Pre-Funded Warrant (September 2019)	S-1	333-233717	4.3	September 11, 2019
4.7	Form of Common Stock Warrant (September 2019)	S-1	333-233717	4.4	September 11, 2019
4.8	Form of Representative Warrant (September 2019)	S-1/A	333-233717	4.5	September 24, 2019
4.9	Form of Common Stock Warrant (March 2020)	8-K	001-35285	4.1	March 2, 2020
4.10	Form of Placement Agent Warrant (March 2020)	8-K	001-35285	4.2	March 2, 2020
4.11 *	Description of Securities of the Registrant
10.1 +	Collaboration and License Agreement dated September 29, 2003, between Biota Holdings Limited and Sankyo Co., Ltd.	10-Q	001-35285	10.5	May 10, 2013
10.2 +	Amendment #1 to Collaboration and License Agreement dated June 30, 2005, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Sankyo Company, Ltd.	10-Q	001-35285	10.6	May 10, 2013
10.3	Amendment #2 to Collaboration and License Agreement, dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd. and Daiichi Sankyo Company, Limited	10-Q	001-35285	10.7	May 10, 2013
10.4 +	Commercialization Agreement dated March 27, 2009, between Biota Holdings Limited, Biota Scientific Management Pty. Ltd and Daiichi Sankyo Company, Ltd.	10-Q	001-35285	10.8	May 10, 2013
10.5 +	Contract dated March 31, 2011, between Biota Scientific Management Pty. Ltd. and Office of Biomedical Advanced Research and Development Authority within the Office of the Assistant Secretary for preparedness and Response at the U.S. Department of Health and Human Services	10-Q	001-35285	10.9	May 10, 2013
10.6 +	Research and License Agreement dated February 21, 1990, by and among Biota Scientific Management Pty. Ltd., Biota Holdings Limited, Glaxo Australia Pty. Ltd. and Glaxo Group Limited	10-K	001-35285	10.6	September 27, 2013
10.7 #	2007 Omnibus Equity and Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	000-04829	-	April 12, 2007
10.8 #	Form of Employee Stock Option Agreement under the 2007 Omnibus Equity and Incentive Plan	8-K	001-35285	10.1	December 10, 2013

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.9 +	Royalty Interest Acquisition Agreement by and between Aviragen Therapeutics, Inc., Biota Holdings Pty Ltd, Biota Scientific Management Pty. Ltd. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.1	April 26, 2016
10.10	Protective Rights Agreement between Aviragen Therapeutics, Inc. and HealthCare Royalty Partners III, L.P. dated April 22, 2016	8-K	001-35285	10.2	April 26, 2016
10.11 #	Form of Employee Stock Option Agreement under the 2016 Equity Incentive Plan	10-Q	001-35285	10.1	May 8, 2017
10.12 #	2016 Equity Incentive Plan (included as Appendix A to the proxy statement)	DEF 14A	001-35285	-	September 27, 2016
10.13 #	Director Stock Option Agreement	S-4	333-222009	10.22	December 12, 2017
10.14	Form of Indemnification Agreement by and between Vaxart, Inc. and its Directors and Executive Officers	8-K	001-35285	10.3	February 20, 2018
10.15 #	Vaxart, Inc. Amended and Restated 2007 Equity Incentive Plan, Stock Option Agreement, form of Notice of Stock Option Grant, form of Additional Terms and Conditions to Option and Stock Option Exercise Agreement	S-4/A	333-222009	10.24	December 29, 2017
10.16 #	Offer Letter, dated May 25, 2011, and Amendment to Offer Letter and Option Grant Agreement, dated October 1, 2011, by and between Vaxart, Inc. and Wouter W. Latour, M.D.	S-4/A	333-222009	10.25	December 29, 2017
10.17	Industrial Lease dated October 28, 2013, by and between Vaxart, Inc. and Oyster Point LLC	S-4/A	333-222009	10.26	December 29, 2017
10.18	Lease Agreement dated April 17, 2015, by and between Vaxart, Inc. and CRP Edgewater, LLC	S-4/A	333-222009	10.27	December 29, 2017
10.19 #	Severance Benefit Plan and Form of Severance Benefit Plan Participation Notice	8-K	001-35285	10.1	June 6, 2018
10.20	Form of Sales Agreement dated December 19, 2018, by and between Vaxart, Inc. and B. Riley FBR, Inc.	S-3	333-228910	1.2	December 02, 2018
10.21	Amended and Restated Warrant issued to Oxford Finance LLC, dated February 13, 2018	8-K	001-35285	10.2	February 20, 2018
10.22	Engagement Letter, dated as of January 25, 2019, by and between Vaxart, Inc. and H.C. Wainwright & Co., LLC, as amended	8-K	001-35285	10.2	March 20, 2019
10.23	Form of Placement Agent Warrant (March 2019)	8-K	001-35285	10.3	March 20, 2019
10.24 #	2019 Equity Incentive Plan, as amended	8-K	001-35285	10.1	June 21, 2021
10.25 #	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2019 Equity Incentive Plan	S-8	333-239727	10.2	July 7, 2020
10.26 #	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2019 Equity Incentive Plan	8-K	001-35285	10.3	April 24, 2019
10.27 +	Manufacturing Services Agreement dated July 17, 2019, by and between Vaxart, Inc. and Lonza Houston, Inc.	S-1/A	333-233717	10.30	September 24, 2019
10.28	First Amendment to Lease Agreement dated September 17, 2019, by and between Vaxart, Inc. and HCP Inc.	8-K	001-35285	10.1	September 19, 2019
10.29	Form of Securities Purchase Agreement, dated February 27, 2020, by and among Vaxart, Inc. and the Purchasers named therein	8-K	001-35285	10.1	March 2, 2020
10.30 #	Offer Letter, dated May 1, 2006, by and between the Company and Dr. Sean Tucker	10-Q	001-35285	10.2	May 12, 2020
10.31 #	Offer Letter, dated March 26, 2018, by and between the Company and Margaret Echerd	10-Q	001-35285	10.3	May 12, 2020
10.32 #	Letter dated December 27, 2018, from the Company to Margaret Echerd	10-Q	001-35285	10.4	May 12, 2020
10.33 #	Separation Agreement, dated June 14, 2020, between Vaxart, Inc. and Wouter W. Latour, M.D.	8-K	001-35285	10.1	June 15, 2020
10.34 #	Letter Agreement, dated June 14, 2020, between Vaxart, Inc. and Andrei Floroiu	8-K	001-35285	10.2	June 15, 2020
10.35	Sales Agreement, dated July 8, 2020, by and between SVB Leerink LLC, B. Riley FBR, Inc. and Vaxart, Inc.	S-3ASR	333-239751	1.2	July 8, 2020
10.36 +	Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.4	November 12, 2020
10.37 +	Statement of Work 003, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.5	November 12, 2020
10.38 +	Statement of Work 004, dated September 11, 2020, under the Master Services Agreement, dated April 17, 2020, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-Q	001-35285	10.6	November 12, 2020
10.39	Open Market Sale Agreement, dated October 13, 2020, by and between Vaxart, Inc., Jefferies LLC, and Piper Sandler & Co.	8-K	001-35285	1.1	October 14, 2020
10.40	Sublease Agreement dated November 16, 2020, by and between Vaxart, Inc. and Vera Therapeutics, Inc.	10-K	001-35285	10.40	February 25, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
10.41	Controlled Equity Offering Sales Agreement dated September 15, 2021, by and among the Company, Cantor Fitzgerald & Co. and B. Riley Securities, Inc.	8-K	001-35285	1.1	September 16, 2021
10.42	Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Britannia Pointe Grand Limited Partnership	8-K	001-35285	10.1	September 21, 2021
10.43	Second Amendment to Lease Agreement, dated September 17, 2021, by and between Vaxart, Inc. and Healthpeak Properties, Inc.	8-K	001-35285	10.2	September 21, 2021
10.44 #	Offer Letter, dated August 16, 2021, by and between the Company and James Cummings MD	10-Q	001-35285	10.4	November 4, 2021
10.45 +	Asset Purchase Agreement, dated November 24, 2021, by and between Vaxart, Inc. and Kindred Biosciences, Inc.	10-K	001-35285	10.45	February 24, 2022
10.46 #	Offer letter, dated January 18, 2022, by and between the Company and Edward Berg	10-K	001-35285	10.46	February 24, 2022
10.47 #	Non-Employee Director Compensation Program, effective as of April 1, 2022	10-Q	001-35285	10.2	May 9, 2022
10.48 #	Confidential Consulting Agreement between the Company and FLG Partners, LLC, effective as of April 20, 2022	8-K	001-35285	10.1	May 11, 2022
10.49 #	Consulting Services Agreement between the Company and Ms. Echerd, effective as of May 11, 2022	8-K	001-35285	10.2	May 11, 2022
10.50 +	Pre-Challenge Study Services Agreement dated June 29, 2022, between the Company and hVIVO Services Limited	10-Q	001-35285	10.4	August 8, 2022
10.51 #	2019 Equity Incentive Plan	8-K/A	001-35285	10.1	August 5, 2022
10.52 #	2022 Employee Stock Purchase Plan	8-K/A	001-35285	10.2	August 5, 2022
10.53 #	Offer Letter, dated December 5, 2022, by and between the Company and Phillip Lee	10-K	001-35285	10.53	March 15, 2023
10.55 #	Amendment to Letter Agreement dated May 2, 2023, between Andrei Floroiu and Vaxart, Inc.	10-Q	001-35285	10.1	May 4, 2023
10.56 #	Amendment to the Vaxart, Inc. Severance Benefit Plan dated May 2, 2023	10-Q	001-35285	10.2	May 4, 2023
10.57	Underwriting Agreement, dated June 6, 2023, by and between Vaxart, Inc. and Cantor Fitzgerald & Co.	8-K	001-35285	1.1	June 8, 2023
10.58 #	Letter Agreement, dated January 16, 2024, between Vaxart, Inc. and Michael J. Finney	8-K	001-35285	10.1	January 16, 2024
10.59 *	ASPR-BARDA Award/Contract, dated January 12, 2024, between Vaxart, Inc. and the U.S. Government through the Department of Health and Human Services
10.60	Securities Purchase Agreement, dated January 16, 2024, by and between Vaxart, Inc. and RA Capital Healthcare Fund, L.P.	8-K	001-35285	10.1	January 16, 2024
10.61 #	Separation Agreement, dated January 31, 2024, by and between the Company and Andrei Floroiu	8-K	001-35285	10.1	February 2, 2024
14.1	Code of Conduct	10-Q	001-35285	14.1	May 4, 2023
19.1 *	Insider Trading and Securities Law Compliance Policy of Vaxart, Inc., last amended as of March 12, 2024
21.1 *	Subsidiaries of the Registrant
23.1 *	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
24.1 *	Power of Attorney. Reference is made to the signature page hereto
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 §

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date
97.1 *	Vaxart, Inc. Compensation Recovery Policy as adopted as of October 2, 2023
101.INS *	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Management contract or compensation plan or arrangement

+	Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to confidential treatment granted under Rule 24b-2 promulgated under the Exchange Act

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

VAXART, INC.

	By:	/s/ MICHAEL J. FINNEY
Date: March 14, 2024		Michael J. Finney, Ph.D.
Interim Chief Executive Officer and Chair of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Finney and Phillip Lee, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. FINNEY
Michael J. Finney, Ph.D.	Interim Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 14, 2024

/s/ PHILLIP LEE
Phillip Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2024

/s/ ELAINE J. HERON
Elaine J. Heron, Ph.D.	Director	March 14, 2024

/s/ DAVID WHEADON
David Wheadon M.D.	Lead Director of the Board of Directors	March 14, 2024

/s/ W. MARK WATSON
W. Mark Watson	Director	March 14, 2024

/s/ ROBERT A. YEDID
Robert A. Yedid	Director	March 14, 2024